Form 10QSB
period 2002-06-30
DIVIDEND CAPITAL TRUST INC
filed 2002-08-30
CIK 1170991

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________.



                          COMMISSION FILE NO. 333-86234



                           DIVIDEND CAPITAL TRUST INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         MARYLAND                                                 82-0538520
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



518 Seventeenth Street, 17th Floor, Denver, Colorado                80206
----------------------------------------------------             ----------
     (Address of principal of executive offices)                 (Zip Code)



                                 (303) 220-2800
                         -------------------------------
                         (Registrant's telephone number)


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No  X
                                     ---      ---


     As of August 29, 2002, 200 shares of Common Stock, par value $0.01 per share, were issued and outstanding.



Part I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

              a.      Consolidated Condensed Balance Sheets.......................  3

              b.      Consolidated Condensed Statement of Operations..............  4

              c.      Consolidated Condensed Statement of Cash Flow...............  5

              d.      Notes to Consolidated Condensed Financial Statements........  6

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................  9

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings................................................ 10

         Item 2. Changes in Securities............................................ 10

         Item 3. Defaults upon Senior Securities.................................. 11

         Item 4. Submission of Matters to a Vote of Security Holders.............. 11

         Item 5. Other Information................................................ 11

         Item 6. Exhibits and Reports on Form 8-K................................. 11

              a. Exhibits......................................................... 11

              b. Reports on Form 8-K.............................................. 11


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
------   --------------------

                         DIVIDEND CAPITAL TRUST INC. AND SUBSIDIARY
                         ------------------------------------------
                      (A Maryland Corporation in the Development Stage)

                            Consolidated Condensed Balance Sheets
                                        (unaudited)

                                           ASSETS
                                           ------



                                                                       April 12,      June 30,
                                                                         2002           2002
                                                                       ---------      --------

CASH                                                                    $174,215      $  8,937

ADVANCE FOR OFFERING COSTS                                                27,785       187,263
                                                                        --------      --------
        Total assets                                                    $202,000      $196,200
                                                                        ========      ========



                            LIABILITIES AND SHAREHOLDER'S EQUITY
                            ------------------------------------


LIABILITIES:
    Accrued expenses                                                    $      -      $  7,500

    Minority interest                                                    200,000       200,000

SHAREHOLDER'S EQUITY:
    Preferred shares, 50,000,000 shares authorized, none outstanding           -             -
    Shares-in-trust, 100,000,000 shares authorized, none outstanding           -             -
    Common shares, $0.01 par value, 350,000,000 shares authorized,             -             -
        200 shares issued and outstanding                                      2             2
    Additional paid in capital                                             1,998         1,998
    Accumulated deficit                                                        -      $(13,300)
                                                                        --------      --------
        Total liabilities and shareholder's equity                      $202,000      $196,200
                                                                        ========      ========



              The accompanying notes are integral part of these balance sheets.

                   DIVIDEND CAPITAL TRUST INC. AND SUBSIDIARY
                   ------------------------------------------
                (A Maryland Corporation in the Development Stage)

                 Consolidated Condensed Statement of Operations
                                   (unaudited)
                          For the Period from Inception
                        (April 12, 2002) to June 30, 2002



REVENUES                                                               $      -

EXPENSES:
    General and administrative                                            7,500
    Organizational expenses                                               5,800
                                                                       --------
        Total expenses                                                 $(13,300)
                                                                       --------
        Net loss                                                       $(13,300)
                                                                       ========


     See accompanying notes to consolidated condensed financial statements.

                   DIVIDEND CAPITAL TRUST INC. AND SUBSIDIARY
                   ------------------------------------------
                (A Maryland Corporation in the Development Stage)

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                          For the Period From Inception
                        (April 12, 2002) to June 30, 2002




NET CASH FLOWS USED IN OPERATING ACTIVITIES                           $  (5,800)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in investing activities                                       -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of equity securities                                             202,000
  Offering costs                                                       (187,263)
                                                                      ---------
Net cash provided by financing activities                                14,737
                                                                      ---------
  Net increase in cash and cash equivalents                               8,937
  Cash and cash equivalents at inception (April 12, 2002)                     -
                                                                      ---------
  Cash and cash equivalents at end of period                          $   8,937
                                                                      =========



     See accompanying notes to consolidated condensed financial statements.

                   DIVIDEND CAPITAL TRUST INC. AND SUBSIDIARY
                   ------------------------------------------
                (A Maryland Corporation in the Development Stage)


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2002


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Dividend Capital Trust Inc. (the "Company"), is a newly formed Maryland corporation in the development stage that intends to qualify as a real estate investment trust ("REIT"). The Company's fiscal year end is December 31. The Company intends to offer for sale a maximum of 25,000,000 common shares (exclusive of 4,000,000 shares available pursuant to the Company's dividend reinvestment plan and 1,000,000 shares that could be obtained through the exercise of warrants when and if issued) at a price of $10 per share. The Company sold 200 shares to an affiliate of Dividend Capital Advisors LLC (the "Advisor") as of April 12, 2002, at the initial public offering price of $10 per share. No other shares were outstanding at June 30, 2002. The Company will seek to acquire and operate commercial real estate properties located primarily in the United States, consisting primarily of industrial buildings leased to corporate tenants. All such properties may be acquired, developed and operated by the Company alone or jointly with another party. The Company may enter into one or more joint ventures with affiliated entities for the acquisition of properties. In this connection, the Company may enter into joint ventures for the acquisition of properties with prior or future real estate limited partnership programs sponsored by the Advisor or its affiliates. As of the date of these financial statements, the Company has neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire.

The Company will be managed by the Advisor and Dividend Capital Property Management LLC, which will serve as the Company's property manager ("Property Manager"). Dividend Capital Securities LLC ("Dealer Manager") will serve as the dealer manager of the Company's public offering. These related parties will receive compensation and fees for services relating to the offering and for the investment and management of the Company's assets. Such compensation and fees are described in Note 5.

Dividend Capital Trust Operating Partnership LP (the "Operating Partnership") issued to the Advisor 20,000 Operating Partnership units in exchange for
$200,000 representing a 99% limited partnership interest. The Company contributed $2,000 to the Operating Partnership in exchange for an approximate 1% general partner interest in the Operating Partnership and presently holds no limited partner interests. The limited partner interests have the right to convert Operating Partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership's assets. Due to the Company's control of the Operating Partnership and the

                   DIVIDEND CAPITAL TRUST INC. AND SUBSIDIARY
                   ------------------------------------------
                (A Maryland Corporation in the Development Stage)


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2002


limited  rights  of  the  limited   partners,   the  Operating   Partnership  is
consolidated with the Company and the limited partner interest is reflected as minority interest in the accompanying consolidated condensed balance sheets.

Subsequent to June 30, 2002, Dividend Capital Advisors Group LLC, the parent company of the Advisor, invested $1,000 in the Operating Partnership in exchange for special partnership units (the "Special Units"). Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property distributions. In general, after holders of regular partnership interests have received cumulative distributions equal to their capital contributions plus a 7% cumulative noncompounded annual return on their net contributions, the holder of the Special Units will receive 15% of the remaining net asset sales proceeds received by the Partnership on disposition of its assets.

The Special Units will be redeemed by the Partnership for cash upon the occurrence of specified events that result in a termination or nonrenewal of the Advisory Agreement (see Note 5). If the Advisory Agreement is terminated by the Company for cause, the redemption price shall be $1. If the Company's shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder in accordance with the preceding paragraph out of the net sales proceeds if the Operating Partnership had sold all of its assets for their then fair market value, as determined by reference to certain public market prices in the event of a listing or by an appraisal in the event of a termination of the Advisory Agreement, paid all of its liabilities and distributed any remaining amount to partners.

2.  INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis contained elsewhere in this report and the Company's audited financial statements as of April 12, 2002 and related notes thereto.

3.  PUBLIC OFFERING:

On July 17, 2002 the Company's Registration Statement on Form S-11 covering a public offering of up to 25,000,000 shares of common stock to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 1,000,000 shares issuable

                   DIVIDEND CAPITAL TRUST INC. AND SUBSIDIARY
                   ------------------------------------------
                (A Maryland Corporation in the Development Stage)


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2002


upon the exercise of warrants that may be sold to broker-dealers participating in the offering. As of June 30, 2002, no shares had been sold in the offering.

4.  INCOME TAXES:

The Company expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax on net income that it distributes to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements.


5.  RELATED PARTY TRANSACTIONS:

The Company will be responsible for the payment of all organization and offering expenses not to exceed 3% of gross offering proceeds. The Advisor will reimburse the Company for all organization and offering expenses in excess of 3% of gross offering proceeds. As a result, the organization and offering expenses incurred to date are accounted for as an advance until such time that the Company receives its initial proceeds from the offering.

The Company has entered into an agreement with the Dealer Manager pursuant to which the Company will pay up to 2.5% of gross offering proceeds to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. The Company will also pay a 7% sales commission on shares sold in the offering. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales.

The Company has entered into an Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and advisory fees to the Advisor. The amount of such fees shall equal up to 3% of the aggregate purchase price of all properties acquired by the Company. The Company has also agreed to reimburse the Advisor for certain expenses incurred in connection with property acquisitions. Such expense reimbursements shall equal up to 0.5% of the aggregate purchase price of all properties acquired by the Company.

The Company has entered into a Management Agreement with the Property Manager pursuant to which the Company will pay certain property management and leasing fees to the Property Manager. The amount of such fees shall not exceed the lesser of 4.5% of the gross revenues or 0.6% of the net asset value of properties owned by the Company. The Company may also pay a separate fee for the one-time lease-up of newly-constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions.

The Company may pay real estate commissions to the Advisor or its affiliates in connection with the sale of properties by the Company. Such commissions shall not exceed the lesser of 50% of the reasonable, customary and competitive real estate brokerage commission paid for the sale of comparable property or 3% of the contract price. The payment of such commissions are deferred until distributions to investors equal 100% of their capital contributions plus a 7% cumulative non-compounded return on their capital contributions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

     This report on Form 10-Q contains certain forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe", and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are various factors that could cause actual results to differ materially from those which are expressed in, or implied by, such forward-looking statements. Such factors include changes in general economic conditions, changes in real estate conditions, changes in interest rates, the amount of equity capital provided by the Company's public offering, the availability of debt financing on terms that are favorable to the Company, the ability of the Company to acquire and lease properties on favorable terms, and the ability of tenants to make payments under their respective leases. Readers of this report are cautioned to consider these uncertainties in connection with all forward-looking statements.

OVERVIEW

     Dividend Capital Trust Inc. (the "Company") was formed as a Maryland corporation in April, 2002 in order to invest in commercial real estate properties. The Company expects to focus on high quality industrial buildings that are triple-net leased to corporate tenants. The Company intends to qualify as a real estate investment trust for federal tax purposes commencing with its first taxable year ending December 31, 2002.

     The Company filed a Form S-11 Registration Statement with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002. The shares of common stock are being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best efforts basis. Net proceeds from the offering will be used primarily to acquire real estate properties, pay organizational and offering expenses, and pay various fees and expenses. The Company also expects to use mortgage loans or other indebtedness to finance a portion of the real estate properties it acquires.

     As  of  the  date  of  this  report,   the  Company  had  engaged  only  in
organizational and offering activities and no shares had been sold in the offering.

LIQUIDITY AND CAPITAL RESOURCES

     In April 2002, the Company issued 200 common shares to an affiliate of Dividend Capital Advisors LLC (the "Advisor") for total consideration of $2,000. Also in April 2002, the Company's operating partnership, Dividend Capital Trust Operating Partnership LP (the "Partnership"), issued limited partnership interests to an affiliate of the Advisor for total consideration of $200,000. Subsequent to June 30, 2002, the Partnership issued special partnership units to an affiliate of the Advisor for total consideration of $1,000.

     Through June 30, 2002, the Company had paid organization and offering costs of $193,063. The Advisor has agreed to pay all of the Company's organization and offering costs, subject to its right to be reimbursed for such costs by the Company in an amount up to 3% of gross offering proceeds. As a result, the Advisor will reimburse the Company for the costs paid by it prior to the initial closing under the Company's public offering. Further organization and offering expenses will be paid by the Advisor, subject to reimbursement by the Company out of gross offering proceeds.

     The Company will not commence active operations until it receives and accepts subscriptions for a minimum of 200,000 shares for gross offering proceeds of $2,000,000. At that time, subscription proceeds may be released to the Company from escrow and applied to the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments. The Company's liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

         As of the date of this report, the Company had not entered into any arrangements creating a reasonable probability that we will acquire any specific property. The number of properties that the Company is able to acquire will depend primarily on the amount of funds raised in this offering. The Company may also obtain debt financing or issue limited partnership interests in the Partnership to fund the purchase price of real estate properties.

         The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which it anticipates may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Results of Operations

         The Company had not commenced active operations as of the date of this report. Operating results in future periods will be a function of the results of operations of the real estate properties that are acquired by the Company.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

              None.

Item 2.   Changes in Securities.
          ----------------------

              None.

Item 3.   Defaults upon Senior Securities.
          -------------------------------
              None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

              None.

     On May 15, 2002, the Company's sole shareholder approved the Company's Employee Stock Option Plan and Independent Director Stock Option Plan. On July
11, 2002, the Company's sole shareholder approved the Company's Articles of Amendment and Restatement of Charter.

Item 5.   Other Information.
          -----------------

              None.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a.  Exhibits

              99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b.  Reports on Form 8-K

              None.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date:    August 29, 2002        By: /s/ Evan H. Zucker
                                         ---------------------------------------
                                         Evan H. Zucker, Chief Executive Officer



     Date:    August 29, 2002        By: /s/ James R. Mulvihill
                                         ---------------------------------------
                                         James R. Mulvihill, Chief Financial
                                         Officer