Form 10QSB
period 2002-09-30
DIVIDEND CAPITAL TRUST INC
filed 2002-11-14
CIK 1170991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(x) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from _______ to _________.

                          COMMISSION FILE NO. 333-86234



                           DIVIDEND CAPITAL TRUST INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                       82-0538520
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                No.)


   518 Seventeenth Street, 17th Floor                            80202
               Denver, CO                                     (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (303) 228-2200





     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

     As of November 14, 2002, 200 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share were outstanding.


                                       DIVIDEND CAPITAL TRUST INC.

                            (A MARYLAND CORPORATION IN THE DEVELOPMENT STAGE)

                                           INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Balance Sheets as of April 12, 2002 and September 30, 2002
            (unaudited)............................................................................     3
          Condensed Consolidated Statements of Operations for the three month period ended
            September 30, 2002 and for the period from April 12, 2002 to September 30, 2002
            (unaudited)............................................................................     4
          Condensed Consolidated Statements of Cash Flows  for the three month period ended
            September 30, 2002 and for the period from April 12, 2002 to September 30, 2002
            (unaudited)............................................................................     5
          Notes to Condensed Consolidated Financial Statements (unaudited).........................     6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....     9
Item 4.   Controls and Procedures..................................................................    11

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings........................................................................    12
Item 2.   Changes in Securities....................................................................    12
Item 3.   Defaults upon Senior Securities..........................................................    12
Item 4.   Submission of Matters to a Vote of Security Holders......................................    12
Item 5.   Other Information........................................................................    12
Item 6.   Exhibits and Reports on Form 8-K.........................................................    12

SIGNATURES.........................................................................................    13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                     Dividend Capital Trust Inc.
                          (A Maryland Corporation in the Development Stage)
                                Condensed Consolidated Balance Sheets
                                             (unaudited)

                                                                         As of          As of
                                                                       April 12,    September 30,
                                                                         2002           2002
                                                                     -------------  -------------
ASSETS
Cash and cash equivalents...........................................    $174,215       $  8,937
Advance for offering costs..........................................      27,785        187,263
Receivable from related party.......................................           -          1,000
                                                                        --------       --------
   Total assets.....................................................    $202,000       $197,200
                                                                        ========       ========

LIABILITIES & SHAREHOLDER'S EQUITY
Liabilities:
Accrued expenses....................................................    $      -       $ 25,000
Minority interest...................................................     200,000        201,000
                                                                        --------       --------
   Total liabilities................................................     200,000        226,000

Shareholder's equity:
Preferred shares, 50,000,000 shares authorized, none outstanding....           -              -
Shares-in-trust, 100,000,000 shares authorized, none outstanding....           -              -
Common shares, $0.01 par value, 350,000,000 shares authorized,
   200 shares issued and outstanding................................           2              2
Additional paid in capital..........................................       1,998          1,998

Accumulated deficit incurred during the development stage...........           -        (30,800)
                                                                        --------       --------
   Total shareholder's equity.......................................       2,000        (28,800)
                                                                        --------       --------
   Total liabilities and shareholder's equity.......................    $202,000       $197,200
                                                                        ========       ========


          The accompanying notes are an integral part of the financial statements.




                                   Dividend Capital Trust Inc.
                         (A Maryland Corporation in the Development Stage)
                          Condensed Consolidated Statements of Operations
                                           (unaudited)

                                                                                     For the
                                                           For the Three           Period from
                                                           Months Ended         April 12, 2002 to
                                                        September 30, 2002      September 30, 2002
                                                        --------------------    ------------------
REVENUE.............................................          $      -               $      -
                                                              --------               --------

COSTS AND EXPENSES:
   General and administrative.......................            17,500                 25,000
   Organizational expenses..........................                 -                  5,800
                                                              --------               --------
       Total costs and expenses.....................            17,500                 30,800
                                                              --------               --------
Net loss............................................          $(17,500)              $(30,800)
                                                              ========               ========



            The accompanying notes are an integral part of the financial statements.




                                       Dividend Capital Trust Inc.
                            (A Maryland Corporation in the Development Stage)
                             Condensed Consolidated Statements of Cash Flows
                                               (unaudited)

                                                                                                     For the
                                                                           For the Three           Period from
                                                                           Months Ended         April 12, 2002 to
                                                                        September 30, 2002      September 30, 2002
                                                                        ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...........................................................       $(17,500)              $ (30,800)
                                                                             --------               ---------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Increase in accrued expenses...................................         17,500                  25,000
                                                                             --------               ---------
    Net cash flows from operating activities..........................              -                  (5,800)
                                                                             --------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash flows from investing activities...........................              -                       -
                                                                             --------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Gross proceeds from issuance of equity shares......................              -                 202,000
   Offering costs.....................................................              -                (187,263)
                                                                             --------               ---------
     Net cash flows from investing activities.........................              -                  14,737
                                                                             --------               ---------
Increase in cash and cash equivalents.................................              -                   8,937
Cash and cash equivalents, at beginning of period.....................          8,937                       -
                                                                             --------               ---------
Cash and cash equivalents, at end of period...........................       $  8,937               $   8,937
                                                                             ========               =========

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
   During the third quarter of 2002, the parent of the Advisor purchased Special Units directly from the Partnership in the amount of $1,000, resulting in a receivable from related party on the Company's condensed consolidated balance sheet as of September 30, 2002. Subsequent to September 30, 2002, the amount was paid in full.


                The accompanying notes are an integral part of the financial statements.


                           Dividend Capital Trust Inc.
                (A Maryland Corporation in the Development Stage)
              Notes to Condensed Consolidated Financial Statements


Note 1--Organization and Summary of Significant Accounting PolicieS

     Dividend Capital Trust Inc. (the "Company"), is a newly formed Maryland corporation in the development stage that intends to qualify as a real estate investment trust ("REIT"). The Company's fiscal year end is December 31. Subsequent to September 30, 2002, the Company began accepting subscriptions on the sale of a maximum of 25,000,000 common shares (exclusive of 4,000,000 shares available pursuant to the Company's dividend reinvestment plan and 1,000,000 shares that could be available through the exercise of warrants when and if issued) at a price of $10 per share. In April 2002, the Company sold 200 shares to an affiliate of Dividend Capital Advisors LLC (the "Advisor") at the initial public offering price of $10 per share. No other shares were outstanding as of September 30, 2002. The Company was formed to invest in commercial real estate properties, consisting primarily of high quality industrial buildings primarily triple-net leased to creditworthy corporate tenants. As of the date of this filing, the Company has neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire. As a result, the Company is still in the development stage and the accompanying unaudited financial statements are presented as such.

     The Company will be managed by the Advisor and Dividend Capital Property Management LLC (the "Property Manager"), which will serve as the Company's property manager. Dividend Capital Securities LLC (the "Dealer Manager") will serve as the dealer manager of the Company's public offering (see Note 3). These related parties will receive compensation and fees for services relating to the offering and for the investment and management of the Company's assets (see Note
5).

     Dividend Capital Trust Operating Partnership LP (the "Partnership") issued to the Advisor 20,000 Partnership units in exchange for $200,000 representing a 99% limited partnership interest in the Partnership. The Company contributed
$2,000 to the Partnership in exchange for a 1% general partnership interest in the Partnership. The limited partners of the Partnership have the right to convert Partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, in accordance with the terms of the partnership agreement. The remaining rights of the limited partners are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Partnership's assets. Due to the Company's control of the Partnership and the limited rights of the limited partners, the Partnership is consolidated with the Company and the limited partnership interest is reflected as a minority interest in the accompanying condensed consolidated balance sheets.

     Dividend Capital Advisors Group LLC, the parent company of the Advisor, has invested $1,000 in the Partnership in exchange for special partnership units (the "Special Units"). Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions. In general, after holders of regular partnership interests have received cumulative distributions equal to their capital

                           Dividend Capital Trust Inc.
                (A Maryland Corporation in the Development Stage)
              Notes to Condensed Consolidated Financial Statements


contributions plus a 7% cumulative non-compounded annual return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership's assets.

     The Special Units will be redeemed by the Partnership for cash upon the occurrence of specified events that result in a termination or non-renewal of the Advisory Agreement (see Note 5). If the Advisory Agreement is terminated by the Company for cause, the redemption price shall be $1. If the Company's shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder in accordance with the preceding paragraph out of the net sales proceeds. Net sales proceeds will be determined by the public market prices in the event of a listing of our shares or by the net sales proceeds received in the event of the disposition of our properties. In the case of certain other events, net sales proceeds will be determined by the then fair market value of the properties, as determined by an appraisal, less all of its liabilities.


Note 2--Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report, the Company's audited financial statements as of April 12, 2002 and related notes thereto, and the Company's prospectus.


Note 3-Public Offering

     On July 17, 2002 the Company's Registration Statement on Form S-11 covering a public offering of up to 25,000,000 shares of common stock to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. As of September 30, 2002, no shares had been sold in the offering.

                           Dividend Capital Trust Inc.
                (A Maryland Corporation in the Development Stage)
              Notes to Condensed Consolidated Financial Statements


Note 4--Income Taxes

     The Company expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax on net income that it distributes to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements.


Note 5--Related Party Transactions

     The Company will be responsible for the payment of all organization and offering expenses not to exceed 3% of gross offering proceeds. The Advisor will reimburse the Company for all organization and offering expenses in excess of 3% of gross offering proceeds. As a result, the organization and offering expenses incurred to date are accounted for as an advance until such time that the Company receives its initial proceeds from the offering. If the Company does not raise sufficient gross proceeds, these costs shall be reimbursed by the Advisor.

     The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 2.5% of gross offering proceeds to the Dealer Manager as compensation for managing the offering. The
Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. The Company will also pay a 7% sales commission on shares sold in the offering. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales.

     The Company has entered into an advisory agreement (the "Advisory Agreement") with the Advisor pursuant to which the Company will pay certain acquisition and advisory fees to the Advisor. The amount of such fees shall equal up to 3% of the aggregate purchase price of all properties acquired by the Company. The Company has also agreed to reimburse the Advisor for certain expenses incurred in connection with property acquisitions. Such expense reimbursements shall equal up to 0.5% of the aggregate purchase price of all properties acquired by the Company.

     The Company has entered into a property management agreement with the Property Manager pursuant to which the Company will pay certain property management and leasing fees to the Property Manager. The amount of such fees shall not exceed the lesser of 4.5% of the gross revenues or 0.6% of the net asset value of properties owned by the Company. The Company may also pay a separate fee for the one-time lease-up of newly-constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions.

     The Company may pay real estate commissions to the Advisor or its affiliates in connection with the sale of properties by the Company. Such commissions shall not exceed the lesser of 50% of the reasonable, customary and competitive real estate brokerage commission paid for the sale of comparable property or 3% of the contract price. The payments of such commissions are deferred until distributions to investors equal 100% of their capital contributions plus a 7% cumulative non-compounded return on their net contributions.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains certain forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe", and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are various factors that could cause actual results to differ materially from those which are expressed in, or implied by, such forward-looking statements. Such factors include changes in general economic conditions, changes in real estate conditions, changes in interest rates, the amount of equity capital provided by the Company's public offering, the availability of debt financing on terms that are favorable to the Company, the ability of the Company to acquire and lease properties on favorable terms, and the ability of tenants to make payments under their respective leases. Readers of this filing are cautioned to consider these uncertainties in connection with all forward-looking statements.

     Overview--Dividend Capital Trust Inc. (the "Company") was formed as a Maryland corporation in April, 2002 in order to invest in commercial real estate properties. The Company expects to focus on high quality industrial buildings that are triple-net leased to corporate tenants. The Company intends to qualify as a real estate investment trust ("REIT") for federal tax purposes commencing with its first taxable year ending December 31, 2002.

     The Company filed a Form S-11 Registration Statement with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002. The shares of common stock are being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best efforts basis. Net proceeds from the offering will be used primarily to acquire commercial real estate properties, pay organizational and offering expenses, and pay various fees and expenses. The Company also expects to use mortgage loans or other indebtedness to finance a portion of the real estate properties it acquires.

     As of September  30, 2002,  the Company had engaged only in  organizational and offering activities and no shares had been sold in the offering. Subscription proceeds will be held in escrow until there is a closing on the sale of at least 200,000 shares to at least 100 investors who are independent of the Company and each other.

     Liquidity and Capital Resources--In April 2002, the Company sold 200 shares to an affiliate of Dividend Capital Advisors LLC (the "Advisor") at the initial public offering price of $10 per share, for total consideration of $2,000. In April 2002, Dividend Capital Trust Operating Partnership LP (the "Partnership") issued to the Advisor 20,000 Partnership units in exchange for $200,000 representing a 99% limited partnership interest in the Partnership. During the third quarter of 2002, the Partnership issued special partnership units to an affiliate of the Advisor for total consideration of $1,000.

     The Advisor has agreed to advance all of the Company's organization and offering costs, subject to its right to be reimbursed for such costs by the Company in an amount up to 3% of gross offering proceeds. As a result, the Advisor will reimburse the Company for the costs paid by it prior to the initial closing under the Company's public offering. Further organization and offering expenses will be paid by the Advisor, subject to reimbursement by the Company out of gross offering proceeds.

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

     As of the date of this report, the Company had not entered into any arrangements creating a reasonable probability that it will acquire any specific property. The number of properties that the Company is able to acquire will depend primarily on the amount of funds raised in this offering. The Company may also obtain debt financing or issue limited partnership interests in the Partnership to fund the purchase price of commercial real estate properties that it acquires.

     The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which it anticipates may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

     Results of Operations--The Company had not commenced active operations as of the date of this report. Operating results in future periods will be a function of the results of operations of the real estate properties that are acquired by the Company.

PART I.  FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures--Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's chief executive officer and chief financial officer, based on their evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that Company's disclosure controls and procedures were effective for this purpose.

     Changes in Internal Controls--There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.



ITEM 2.  CHANGES IN SECURITIES

     None.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



ITEM 5.  OTHER INFORMATION

     None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.3 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     b.  Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DIVIDEND CAPITAL TRUST INC.






Date: November 14, 2002              /s/ Evan H. Zucker
                                     -------------------------------------------
                                     Evan H. Zucker
                                     Chief Executive Officer





Date: November 14, 2002              /s/ James R. Mulvihill
                                     -------------------------------------------
                                     James R. Mulvihill
                                     Chief Financial Officer