Form 10-K
period 2002-12-31
DIVIDEND CAPITAL TRUST INC
filed 2003-03-31
CIK 1170991

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 333-86234

                           DIVIDEND CAPITAL TRUST INC.
             (Exact name of registrant as specified in its charter)

                Maryland                                        82-0538520
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

   518 Seventeenth Street, 17th Floor                             80202
               Denver, CO                                       (Zip Code)
(Address of Principal Executive Offices)

                                 (303) 228-2200
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------

                 None                                  None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     There were no shares of the registrant owned by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter. The number of shares outstanding of the registrant's common stock as of March 26, 2003 was 715,598.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS



                                                                            Page

PART I

Item 1.    Business...........................................................1
Item 2.    Properties.........................................................2
Item 3.    Legal Proceedings..................................................3
Item 4.    Submission of Matters to a Vote of Shareholders....................3

PART II

Item 5.    Market for Common Stock and Related Shareholder Matters............4
Item 6.    Selected Financial Data............................................7
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................7
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk.........10
Item 8.    Financial Statements..............................................11
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................12

PART III

Item 10.   Directors and Executive Officers of the Registrant................13
Item 11.   Executive Compensation............................................14
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Shareholder Matters........................15
Item 13.   Certain Relationships and Related Transactions....................15
Item 14.   Controls and Procedures...........................................16

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.......................................................17

                                     PART I

ITEM 1.  BUSINESS

Overview

     Dividend Capital Trust Inc. (the "Company") was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality industrial buildings triple-net leased to creditworthy corporate tenants. The Company intends to qualify as a real estate investment trust ("REIT") for federal tax purposes commencing with its taxable year ending December 31, 2003. The Company is structured as an umbrella partnership REIT ("UPREIT") under which substantially all of the Company's current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (the "Partnership"), a Delaware limited partnership. As used herein, the "Company" refers to Dividend Capital Trust Inc. and Dividend Capital Operating Partnership LP, collectively, except where the context otherwise requires.

     The Company is managed by Dividend Capital Advisors LLC (the "Advisor") and the Company's property manager is Dividend Capital Property Management LLC (the "Property Manager"). Dividend Capital Securities LLC (the "Dealer Manager") serves as the dealer manager of the Company's public offering.

     As of the date of this filing, the Company has neither purchased nor contracted to purchase any properties. As a result, the Company is still in the development stage and the accompanying audited consolidated financial statements are presented as such.

     The Company is the sole general partner of the Partnership and as of March 26, 2003, held a 97.28% interest in the Partnership. Also as of March 26, 2003, the Advisor held a 2.72% limited partnership interest in the Partnership. Subject to certain restrictions, the limited partners may require the Partnership to redeem some or all of their operating partnership units for the Company's common shares or, at the option of the Partnership, for cash. The rights of the limited partners are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Partnership's assets. Due to the Company's control of the Partnership through its general partner interest and the limited rights of the limited partners, the Partnership is consolidated with the Company and the limited partnership interest not held by the Company is reflected as a minority interest in the accompanying consolidated financial statements.

     As of December 31, 2002, there were no employees of the Company. All management and administrative personnel responsible for conducting the Company's business are employed by the Advisor and certain of its affiliates. As of December 31, 2002, the Advisor and its affiliates had 24 employees engaged in business activities for the Company.

Investment Objectives

General

     The Company's objective is to invest in commercial real estate properties, consisting primarily of high-quality industrial buildings triple-net leased to creditworthy corporate tenants.

     The Company's investment objectives are:

          o To maximize quarterly cash dividends paid to the Company's investors;

          o To manage risk in order to preserve, protect and return the Company's investors' capital contributions;

          o To realize capital appreciation upon the Company's ultimate sale of the Company's properties; and

          o To ultimately list the Company's shares on a national securities exchange or an over-the-counter market, complete a sale or merger of the Company in a transaction which provides the Company's investors with securities of a publicly-traded company or, if the Company does not complete such a transaction or obtain such listing within ten years after its initial closing, to begin selling its properties and other assets and distribute the net proceeds to its investors.

     The Company may only change these investment objectives upon a majority vote of its shareholders. Decisions relating to the purchase or sale of properties will be made by the Advisor, subject to approval by the Company's board of directors.

ITEM 2.  PROPERTIES

     As of December 31, 2002, the Company had not acquired any properties.

Policies and Objectives With Respect to Certain Activities

     The following is a discussion of the Company's policies with respect to acquisitions and investment and financing activities. The policies with respect to these activities have been determined by the Company's board of directors and, although the board currently does not contemplate any changes to these policies, it may change these policies without a vote or other approval of the shareholders.

Acquisition and Investment Policies

     The Company seeks to invest substantially all of the net proceeds of its public offering in commercial real estate properties, consisting primarily of high-quality industrial buildings triple-net leased to creditworthy corporate tenants. Industrial properties generally provide generic storage and work space suitable for and adaptable to a broad range of tenants and uses.

     The Company seeks to invest in properties that will satisfy its primary objective of providing cash dividends to its shareholders. However, because a significant factor in the valuation of income-producing properties is their potential for future income, the Company anticipates that the majority of properties it will acquire will have both the potential to grow in value and provide cash dividends to shareholders. To the extent feasible, the Company will attempt to invest in a diversified portfolio of properties, in terms of geography, type of property and industry group of its tenants, which will satisfy the Company's investment objectives of maximizing cash available for payment of dividends, preserving the Company's capital and realizing growth in value upon the ultimate sale of the Company's properties.

Change in Investment Objectives and Limitations

     The Company's articles of incorporation require that independent directors review its investment policies at least annually to determine that the currently existing policies are in the best interest of the shareholders. Each determination and the basis therefore shall be set forth in the Company's minutes. The methods of implementing the Company's investment policies also may vary as new investment techniques are developed. The methods of implementing the Company's investment objectives and policies, except as otherwise provided in the organizational documents, may be altered by a majority of directors, including a majority of the independent directors, without the approval of shareholders.

Financing Policies

     Under the Company's articles of incorporation, the Company has a limitation on borrowing which precludes the Company from borrowing in the aggregate in excess of 50% of the value of all of its properties or from borrowing in excess of 75% of the value of any single property.

     The Company may not borrow money from any of its directors or from the Advisor or its affiliates for the purpose of acquiring properties. Any loans made to the Company by such parties for other purposes must be approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive, commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

     There is no established public trading market for the Company's common stock. Based on the Company's current public offering, the estimated value of the common stock is $10 per share.

     On April 15, 2002, the Company filed an S-11 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company received approval of its offering in all 50 states in December 2002. The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors. As of March 26, 2003, 715,598 common shares were issued and outstanding. As disclosed in the prospectus to the Registration Statement (the "Prospectus"), the net proceeds from the sale of these securities were transferred to the Partnership on a one-for-one basis for limited partnership units.

     In April 2002, the Company sold 200 shares of common stock to an affiliate of the Advisor at the initial public offering price of $10 per share. The resale of these shares is subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, which rule limits the number of shares that may be sold at any one time and the manner of such resale. The affiliate of the Advisor has agreed to abstain from voting any shares it now owns or hereafter acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with the Advisor or any of its affiliates.

     The Company will provide a dividend reinvestment plan and a share repurchase plan to facilitate investment in the shares and to provide limited liquidity for shareholders until such time as a market for the shares develops:

     o The Company's dividend reinvestment program will, subject to certain share ownership restrictions, allow shareholders to automatically reinvest distributions by purchasing additional shares from the Company at an amount, per share, equal to the fair market value on the relevant distribution date less applicable fees and commissions. The fair market value is equal to (i) if shares are listed on a national securities exchange or over-the-counter market, the average closing price per share for the previous 30 business days; (ii) if shares are not so listed, the most recent offering price per share at which the Company offered such shares during the previous 90 days or (iii) if the Company has not offered shares of common stock within the last 90 days, such price per share as the management of the Company determines in good faith. As of March 26, 2003, the fair market value, as determined using the most recent offering price, was $10.00.

     o The Company's share repurchase program may, subject to certain restrictions, provide shareholders with limited liquidity by enabling them to sell shares back to the Company. Provided that the shares are not listed on a national securities exchange or over-the-counter market, shareholders of the Company who have held their shares for at least one year, may redeem (at the shareholder's option) their shares at a purchase price equal to the lesser of (i) $10.00 per share, or
          (ii) the purchase price actually paid for the shares. The Company expects that the aggregate amount of redemptions under its share repurchase program will not exceed aggregate proceeds received from the sale of shares pursuant to the dividend reinvestment program. The Company's board of directors may, at its sole discretion, choose to use other sources of funds to redeem shares and to modify or terminate the share repurchase program at anytime.

Shareholders

     As of March 26, 2003, there were 320 shareholders of record of the Company.

Dividend Policy

     The Company intends to qualify as a REIT for federal tax purposes commencing with its taxable year ending December 31, 2003. In order to remain qualified as a REIT, the Company is required to distribute at least 90% of its annual taxable income to the Company's shareholders. The Company intends to accrue and pay dividends on a quarterly basis. The Company will calculate its dividends based upon daily record and dividend declaration dates so investors will be eligible to earn dividends immediately upon purchasing shares. As of December 31, 2002, the Company's board of directors had not declared any dividends.

Partnership Units

     In April 2002, the Partnership issued to the Company 200 general partnership units in exchange for $2,000 representing a 1% general partnership interest in the Partnership. Also in April 2002, the Partnership issued to the Advisor 20,000 limited partnership units in exchange for $200,000 representing a 99% limited partnership interest in the Partnership. During the third quarter of 2002, the Partnership issued Dividend Capital Advisors Group LLC, the parent company of the Advisor, special partnership units (the "Special Units") for total consideration of $1,000.

     Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions. In general, after holders of regular partnership interests have received cumulative distributions equal to their capital contributions plus a 7% pre-tax cumulative non-compounded annual return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership's assets.

     The Special Units will be redeemed by the Partnership for cash upon the occurrence of specified events that result in a termination or non-renewal of the Advisory Agreement. If the Advisory Agreement is terminated by the Company for cause, the redemption price shall be $1. If the Company's shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder of the Special Units in accordance with the partnership agreement of the Partnership out of the net sales proceeds. Net sales proceeds will be determined by the public market prices in the event of a listing of the Company's shares or by the net sales proceeds received in the event of the disposition of the Company's properties. In the case of certain other events, net sales proceeds will be determined by the then fair market value of the Partnership's assets, as determined by an appraisal, less all of its liabilities.

Stock Option Plans

     The Company has adopted an independent director stock option plan which it will use in an effort to attract and retain qualified independent directors (the "Independent Director Option Plan"). The Company will grant non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan upon the sale of 200,000 shares in Company's public offering. In addition, the Company intends to issue options to purchase 5,000 shares to each independent director then in office on the date of each annual shareholder's meeting. A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan. Options may not be granted under the Independent Director Option Plan at any time when the grant would cause the total number of options outstanding under the Independent Director Option Plan and the Employee Option Plan (defined below) to exceed 10% of the Company's issued and outstanding shares. The exercise price for options to be issued under the Independent Director Option Plan shall be the greater of
(1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. As of December 31, 2002 there were no options outstanding under the Independent Director Option Plan.

     The Company has adopted an employee stock option plan (the "Employee Option Plan"). The Employee Option Plan is designed to enable the Company, the Advisor and the Property Manager to obtain or retain the services of employees (not to include any person who is a sponsor or affiliate of the Company) considered essential to the Company's long-term success and the success of the Advisor and the Property Manager by offering such employees an opportunity to participate in the growth of the Company through ownership of the Company's shares. The Employee Option Plan will be administered by the Compensation Committee, which is authorized to grant "non-qualified" stock options (the "Employee Options") to selected employees of the Advisor and the Property Manager. Employee Options may not be granted under the Employee Option Plan at any time when the grant would cause the total number of options outstanding under the Employee Option Plan and the Independent Director Option Plan to exceed 10% of the Company's issued and outstanding shares. The exercise price for the Employee Options shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option is granted. A total of 750,000 shares are authorized and reserved for issuance under the Employee Option Plan. The Compensation Committee shall set the term of the Employee Options at its discretion, which shall not exceed ten years. The Compensation Committee shall set the period during which the right to exercise an Employee Option vests. No Employee Option may be issued or exercised, however, if such issuance or exercise would jeopardize the Company's status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the Company's articles of incorporation. In addition, no Employee Option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution. As of December 31, 2002 there were no options outstanding under the Employee Option Plan.

Stock Warrants

     The Company will issue to the Dealer Manager one soliciting dealer warrant for $.001 for every 25 shares sold during the period of the Company's public offering subject to a maximum of 1,000,000 soliciting dealer warrants. These warrants, as well as the shares issuable upon their exercise, have been registered in connection with the Company's public offering. The Dealer Manager may retain or re-allow these warrants to broker-dealers participating in the offering, unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. The holder of a soliciting dealer warrant will be entitled to purchase one share of common stock from the Company at a price of $12 per share during the period beginning on July 17, 2003 and ending on July 16, 2007. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the Company's public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.

Equity Compensation Plans

     The Independent Director Option Plan and the Employee Option Plan were not approved by the Company's shareholders. As of December 31, 2002 there were 300,000, 750,000 and 1,000,000 shares available for future issuance under the Independent Director Option Plan, Employee Option Plan and the warrant purchase agreement with the Dealer Manager, respectively. As of December 31, 2002, there were no options outstanding under either plan and there were no outstanding dealer warrants.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       2002 (1)
                                                                     -----------
     OPERATING DATA:
        Revenue                                                      $        -
        Net loss before minority interest                            $ (212,712)
        Minority interest                                            $  200,000
        Net loss                                                     $  (12,712)
        Basic and dilutive loss per common share                     $   (63.56)
        Dividends declared per common share                          $        -


        Weighted average common shares outstanding -
          Basic and dilutive                                                200

     BALANCE SHEET DATA:
        Total assets                                                  $ 751,678
        Long-term obligations                                         $       -

     --------------------
     (1) For the period from inception (April 12, 2002) through December 31, 2002 for operating data and as of December 31, 2002 for balance sheet data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2002 and for the period from inception (April 12, 2002) through December 31, 2002. This report on Form 10-K contains certain forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are various factors that could cause actual results to differ materially from those which are expressed in, or implied by, such forward-looking statements. Such factors include changes in general economic conditions, changes in real estate conditions, changes in interest rates, the amount of equity capital provided by the Company's public offering, the availability of debt financing on terms that are favorable to the Company, the ability of the Company to acquire and lease properties on favorable terms and the ability of tenants to make payments under their respective leases. Readers of this report are cautioned to consider these uncertainties in connection with all forward-looking statements.

Overview

     The Company was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality industrial buildings triple-net leased to creditworthy corporate tenants. The Company intends to qualify as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 2003. As of December 31, 2002, the Company had engaged primarily in organizational and offering activities and no shares had been sold in its public offering.

     On April 15, 2002, the Company filed the Registration Statement with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company received approval of its offering in all 50 states in December 2002. The Company's common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors. As of March 26, 2003, 715,598 common shares were issued and outstanding. As disclosed in the Prospectus, the net proceeds from the sale of these securities were transferred to the Partnership on a one-for-one basis for limited partnership units.

Critical Accounting Policies

General

     The following discussion pertains to critical accounting policies management believes are most "critical" to the portrayal of the Company's financial condition and results of operations which require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. This discussion addresses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Property

     Long-lived assets to be held and used will be carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. The Company will also evaluate assets for potential impairment when the Company deems them to be held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of the Company's real estate. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management's judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. Furthermore, every property to be acquired will be supported by an independent appraisal. All of the aforementioned factors will be taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgment, the valuation could be negatively effected.

Valuation of Investment Acquisitions

     Upon acquisition, the purchase price of a property will be allocated to land, building, leasing commissions and other intangible assets and associated liabilities as required by Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." The allocation to land will be based on management's estimate of its fair value based on all available information including appraisals. The allocation to leasing commissions, as required by SFAS No. 141, represents the value associated with the in-place leases, including leasing commission, legal and other related costs. Also required by SFAS No. 141, is the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue.

Valuation of Accounts and Rent Receivable

     Periodically management will assess the collectability of accounts and rent receivable balances in order to determine if an adjustment to the value of these balances is necessary. Management will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration will be the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole, determines the valuation.

New Accounting Principles

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections". The Company is required to adopt SFAS No. 145 on January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment. The Company does not anticipate that the adoption of SFAS No. 145 will have a material impact on its financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The Company is required to adopt SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. The Company does not anticipate the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company is required to adopt SFAS No. 148 for financial statements for fiscal years ending after December 15, 2002. As of December 31, 2002, the Company had not issued any stock-based compensation. The Company does not anticipate the adoption of SFAS No. 148 will have a material impact on its financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The Company is required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest. The Company has not yet determined the impact of this Interpretation.

Liquidity and Capital Resources

     In April 2002, the Company sold 200 shares of common stock to an affiliate of the Advisor at the initial public offering price of $10 per share for total consideration of $2,000. In April 2002, the Partnership issued to the Advisor 20,000 Partnership units in exchange for $200,000 representing a 99% limited partnership interest in the Partnership. During the third quarter of 2002, the Partnership issued Special Units to an affiliate of the Advisor for total consideration of $1,000.

     On February 10, 2003, the Company issued 226,567 shares of common stock in the initial closing of the Company's public offering, which resulted in net proceeds to the Company of $2,265,670. As of March 26, 2003, the Company had sold 715,598 shares for gross proceeds of approximately $7.2 million. During 2003, the Company will continue to sell shares under the initial offering, providing capital for operations and acquisitions. The Company may also obtain debt financing or may cause the Partnership to issue limited partnership interests to help fund property acquisitions.

     Pursuant to the Advisory Agreement, the Advisor is obligated to advance all of the Company's organization and offering costs, subject to its right to be reimbursed for such costs by the Company in an amount up to 3% of gross offering proceeds. In order to comply with certain state law requirements, the initial proceeds of the offering were held in escrow until the aggregate amount of proceeds from the offering exceeded $2,000,000 from at least 100 non-affiliated investors. As no shares had been sold as of December 31, 2002, the Advisor was obligated to reimburse the Company for organization and offering costs paid by the Company. The Advisor reimbursed the Company for such costs in January 2003.

     The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which it anticipates may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Results of Operations

     The Company had not commenced active operations as of the date of this report. For the period from inception (April 12, 2002) through December 31, 2002, the Company incurred approximately $213,000 of expenses related to the Company's development stage operations. Operating results in future periods will be a function of the results of operations of the real estate properties that are acquired by the Company.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     If the Company obtains debt financing to fund property acquisitions it may then be exposed to interest rate changes. The Company's interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company may borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate any interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS





                           DIVIDEND CAPITAL TRUST INC.

                          INDEX TO FINANCIAL STATEMENTS





Independent Auditors' Report.................................................F-1

Consolidated Balance Sheets as of April 12, 2002 and
  December 31, 2002..........................................................F-2

Consolidated Statement of Operations for the
  Period from Inception (April 12, 2002) to December 31, 2002................F-3

Consolidated Statement of Shareholder's Equity (Deficit)
  for the Period from Inception (April 12, 2002) to December 31, 2002........F-4

Consolidated Statement of Cash Flows for the Period from
  Inception (April 12, 2002) to December 31, 2002............................F-5

Notes to Consolidated Financial Statements...................................F-6

                          INDEPENDENT AUDITORS' REPORT



Dividend Capital Trust Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Trust Inc. (a Maryland corporation) and subsidiary (a development stage company) as of April 12, 2002 and December 31, 2002, and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for the period from inception (April 12, 2002) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Trust Inc. and subsidiary (a development stage company) as of April 12, 2002 and December 31, 2002, and the results of their operations and their cash flows for the period from inception (April 12, 2002) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                                     KPMG LLP
Denver, Colorado
March 26, 2003


                              Dividend Capital Trust Inc. and Subsidiary
                           (A Maryland Corporation in the Development Stage)

                                      Consolidated Balance Sheets



                                                                             As of           As of
                                                                           April 12,      December 31,
                                                                             2002             2002
                                                                         ------------    --------------
ASSETS:
   Cash and cash equivalents                                               $ 174,215       $  11,055
   Restricted cash                                                                 -         681,890
   Advance for offering costs, related party                                  27,785          52,923
   Other assets                                                                    -           5,810
                                                                           ---------       ---------
            Total Assets                                                   $ 202,000       $ 751,678
                                                                           =========       =========

LIABILITIES & SHAREHOLDER'S EQUITY (DEFICIT):

   Liabilities:
        Accrued expenses                                                   $       -       $  79,500
        Subscriptions for common shares                                            -         681,890
                                                                           ---------       ---------
            Total Liabilities                                                      -         761,390

   Commitments and contingencies

   Minority interest                                                         200,000           1,000

   Shareholder's equity (deficit):
        Preferred shares
            Authorized - 50,000,000 shares, none outstanding                       -               -
        Shares-in-trust
            Authorized - 100,000,000 shares, none outstanding                      -               -
        Common shares, $0.01 par value
            Authorized - 350,000,000 shares,
            200 shares issued and outstanding                                      2               2
        Additional paid-in capital                                             1,998           1,998
        Accumulated deficit incurred during the development stage                  -         (12,712)
                                                                           ---------       ---------
            Total Shareholder's Equity (Deficit)                               2,000         (10,712)
                                                                           ---------       ---------

            Total Liabilities and Shareholder's Equity (Deficit)           $ 202,000       $ 751,678
                                                                           =========       =========


                         The accompanying notes are an integral part of these
                                 consolidated financial statements.

                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

                      Consolidated Statement of Operations
                 For the Period from Inception (April 12, 2002)
                              to December 31, 2002


 REVENUE                                                              $       -

 COSTS AND EXPENSES:
     General and administrative                                         212,867
                                                                      ---------
       Total Operating Expenses                                         212,867
                                                                      ---------
 OTHER INCOME:
     Interest income                                                        155
                                                                      ---------
       Total Other Income                                                   155
                                                                      ---------
 Net loss before minority interest                                     (212,712)

 Minority interest                                                      200,000
                                                                      ---------
 NET LOSS                                                             $ (12,712)
                                                                      =========
 NET LOSS PER COMMON SHARE
     Basic and Diluted                                                $  (63.56)
                                                                      =========

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING
     Basic and Diluted                                                      200
                                                                      =========





















               The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      Dividend Capital Trust Inc. and Subsidiary
                                   (A Maryland Corporation in the Development Stage)

                               Consolidated Statement of Shareholder's Equity (Deficit)
                                    For the Period from Inception (April 12, 2002)
                                                 to December 31, 2002







                                                                                       Accumulated
                                                 Common Shares        Additional    Deficit Incurred           Total
                                              -------------------      Paid-in         During the          Shareholder's
                                              Shares       Amount      Capital      Development Stage     Equity (Deficit)
                                              ------       ------     ----------    -----------------     ----------------
Balances, Inception (April 12, 2002)                       $   -        $    -          $      -             $      -

Contribution                                    200            2         1,998                 -                2,000

Net loss                                          -            -             -           (12,712)             (12,712)
                                              -----        -----        ------          --------             --------

Balances, December 31, 2002                     200        $   2        $1,998          $(12,712)            $(10,712)
                                              =====        =====        ======          ========             ========














             The accompanying notes are an integral part of these consolidated financial statements.



                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

                      Consolidated Statement of Cash Flows
                 For the Period from Inception (April 12, 2002)
                              to December 31, 2002





CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $ (12,712)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
           Increase in advance for offering costs, related party           (52,923)
           Increase in other assets                                         (5,810)
           Increase in restricted cash                                    (681,890)
           Increase in accrued expenses                                     79,500
           Minority interest                                              (200,000)
                                                                         ---------
                     Net cash used in operating activities                (873,835)
                                                                         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from subscriptions for common shares                       681,890
       Proceeds from issuance of common shares to related party              2,000
       Proceeds from issuance of Partnership units to related party        200,000
       Proceeds from issuance of Special Units to related party              1,000
                                                                         ---------
                     Net cash provided by financing activities             884,890
                                                                         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   11,055

CASH AND CASH EQUIVALENTS, Inception (April 12, 2002)                            -
                                                                         ---------

CASH AND CASH EQUIVALENTS, December 31, 2002                             $  11,055
                                                                         =========









               The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

                   Notes to Consolidated Financial Statements


Note 1 - Organization

     Dividend Capital Trust Inc. (the "Company") was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality industrial buildings triple-net leased to creditworthy corporate tenants. The Company intends to qualify as a real estate investment trust ("REIT") for federal tax purposes commencing with its taxable year ending December 31, 2003. The Company is structured as an umbrella partnership REIT ("UPREIT") under which substantially all of the Company's current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (the "Partnership"), a Delaware limited partnership.

     The Company is managed by the Dividend Capital Advisors LLC (the "Advisor") and the Company's property manager will be Dividend Capital Property Management LLC (the "Property Manager"). Dividend Capital Securities LLC (the "Dealer Manager") serves as the dealer manager of the Company's public offering. These related parties receive compensation and fees for services relating to the offering and for the investment and management of the Company's assets (see Note
9).

     As of December 31, 2002 and through March 26, 2003, the Company had neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire. As a result, the Company is still in the development stage and the accompanying consolidated financial statements are presented as such.

     In April 2002, the Company sold 200 shares of common stock, $0.01 par value, to an affiliate of the Advisor at a price of $10 per share. On April 15, 2002, the Company filed a Form S-11 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company received approval of its offering in all fifty states in December 2002. The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors (see Note 13).

     The Partnership issued to the Advisor 20,000 limited partnership units in exchange for $200,000 representing a 99% limited partnership interest in the Partnership. The Company contributed $2,000 to the Partnership in exchange for 200 general partnership units representing a 1% general partnership interest in the Partnership. Subject to certain restrictions, the limited partners may require the Partnership to redeem some or all of their operating partnership units for the Company's common shares or, at the option of the Partnership, for cash. The rights of the limited partners are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Partnership's assets. Due to the Company's control of the Partnership through its general partner interest and the limited rights of the limited partners, the Partnership is consolidated with the Company and the limited partnership interest not held by the Company is reflected as minority interest in the accompanying consolidated financial statements.

     Dividend Capital Advisors Group LLC, the parent company of the Advisor, has invested $1,000 in the Partnership in exchange for 10,000 special partnership units (the "Special Units"). Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events as further described below. In general, after holders of regular partnership interests have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual return on their net contributions, the holder of the

Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership's assets.

     The Special Units will be redeemed by the Partnership for cash upon the occurrence of specified events that result in a termination or non-renewal of the agreement between the Advisor and the Company (the "Advisory Agreement") (see Note 9). If the Advisory Agreement is terminated by the Company for cause, the redemption price shall be $1. If the Company's shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder of the Special Units in accordance with the partnership agreement of the Partnership out of the net sales proceeds. Net sales proceeds will be determined by the public market price of the then listed stock in the event of a listing of the Company's shares or by the net sales proceeds received in the event of the disposition of the Company's properties. In the case of certain other events, net sales proceeds will be determined by the then fair market value of the Partnership's assets, as determined by an appraisal, less all of its liabilities.

Note 2 - Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

     The accounts of the Company and the Partnership, its controlled subsidiary, are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

RESTRICTED CASH

     On April 15, 2002, the Company filed the Registration Statement with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company received approval of its offering in all fifty states in December 2002. The Company's common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis (see Note
1). Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. As of December 31, 2002, the proceeds received from the sale of subscriptions are shown as restricted cash in the accompanying consolidated financial statements. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors (see Note
13).

INVESTMENT IN REAL ESTATE

     As of December 31, 2002, the Company had neither purchased nor contracted to purchase any properties, nor had the Advisor identified any properties in which there is a reasonable probability that the Company will acquire. Upon the acquisition of real estate, the Company will capitalize direct and certain related indirect costs associated with the successful acquisition, development or improvement of real estate. Capitalized costs associated with unsuccessful acquisition or development pursuits will be expensed at the time the pursuit is abandoned.

     Upon acquisition, the purchase price of a property will be allocated to land, building, leasing commissions and other intangible assets and associated liabilities as required by Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." The allocation to land will be based on the Company's estimate of its fair value based on all available information including appraisals. The allocation to leasing commissions, as required by SFAS No. 141, represents the value associated with the in-place leases, including leasing commission, legal and other related costs. Also required by SFAS No. 141, is the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue.

     Real estate, property, and equipment will be stated at cost. Depreciation and amortization will be computed on a straight-line basis over the estimated useful lives as follows:

                    Description                           Estimated Useful Lives
                    -----------                           ----------------------
     Land                                                     Not depreciated
     Buildings                                                20 to 40 years
     Equipment                                                 5 to 7 years
     Tenant improvements and lease commissions                 Term of lease



     Maintenance and repairs will be expensed as incurred and improvements will be capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization will be removed from the accounts and the resulting gain or loss will be reflected in operations in the period in which such sale or retirement occurs.

LONG-LIVED ASSETS

     Long-lived assets to be held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will continually evaluate the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value.

COSTS OF RAISING CAPITAL

     Costs incurred in connection with the issuance of equity securities are deducted from shareholder's equity.

REVENUE RECOGNITION

     As of December 31, 2002, the Company had not recognized revenue. Upon the acquisition of real estate, the properties may have certain leases that provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company will record a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

INCOME TAXES

     During 2002, the Company was taxed as a C corporation for federal and state purposes. For 2002, the Company recognized nominal taxable income and will be obligated to pay a nominal amount of federal and state income tax. The Company intends to meet all the requirements to qualify for REIT status and will make an election under Internal Revenue Code Section 856 for the taxable year ending December 31, 2003. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. The Company does not anticipate that it will have any built-in gains at the time of its conversion to REIT status. As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually all of its REIT taxable income, as defined in the Internal Revenue Code, to its shareholders and satisfies other requirements. No provision has been made for federal income taxes in the accompanying consolidated financial statements.

STOCK-BASED COMPENSATION

     The Company has two stock-based employee and director compensation plans, which are fully described in Note 8. At December 31, 2002, the Company had not granted any options under these plans. The Company intends to account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost will be reflected in net income (loss) if all options granted under the plans have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The Company will disclose the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

FAIR VALUE

     The Company's financial instruments include an advance to an affiliate relating to certain organizational and offering expenses and a liability for investor subscriptions. The fair values of these financial instruments were not materially different from their carrying or contract values as of December 31, 2002.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

     Basic net loss per common share is determined by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share includes the effects of potentially issuable common stock, but only if dilutive. There were no dilutive instruments outstanding as of December 31, 2002.

NEW ACCOUNTING PRINCIPLES

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company is required to adopt SFAS No. 145 on January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment. The Company does not anticipate that the adoption of SFAS No. 145 will have a material impact on its financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The Company is required to adopt SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. The Company does not anticipate the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company is required to adopt SFAS No. 148 for financial statements for fiscal years ending after December 15, 2002. As of December 31, 2002, the Company had not issued any stock-based compensation. The Company does not anticipate the adoption of SFAS No. 148 will have a material impact on its financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The Company is required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest. The Company has not yet determined the impact of this Interpretation.

Note 3 - Public Offering

     In April 2002, the Company sold 200 shares of common stock, $0.01 par value, to an affiliate of the Advisor at a price of $10 per share. On April 15, 2002, the Company filed the Registration Statement with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company received approval of its offering in all fifty states in December 2002. The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors (see Note
13). As of December 31, 2002, the Company had engaged primarily in organizational and offering activities and no shares had been sold in the offering.

Note 4 - Advance for Offering Costs

     Offering expenses, to the extent they exceed 3% of gross offering proceeds, will be the responsibility of and paid for by the Advisor. Offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses. As of April 12, 2002 and December 31, 2002 the Company had recorded $27,785 and $52,923, respectively, as amounts due from the Advisor for offering costs paid by the Company in excess of 3% of gross offering proceeds. As of December 31, 2002 there had been no gross offering proceeds and as a result, the Advisor is obligated to reimburse the Company for all of these costs until such time gross offering proceeds have been received.

Note 5 - Subscription for Common Shares

     The initial proceeds of the offering were held in escrow until subscriptions for at least 200,000 shares were received from at least 100 non-affiliated investors. These requirements were met on February 10, 2003, and at such time 226,567 of common shares were issued to investors (see Note 13). As specified in the Prospectus, the net proceeds from the sale of these securities were transferred to the Partnership on a one-for-one basis for limited partnership units.

Note 6 - Shareholder's Equity

Preferred Shares
----------------

     The board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of preferred shareholders shall never exceed the voting rights of common shareholders. As of December 31, 2002, the Company had no outstanding shares of preferred stock.

Shares-in-Trust
---------------

     The board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2002, the Company had no outstanding shares-in-trust.

Common Shares
-------------

     The holders of common stock are entitled to one vote per share on all matters voted on by shareholders, including election of the Company's directors. The articles of incorporation do not provide for cumulative voting in the election of directors. Therefore, the holders of the majority of the outstanding common shares can elect the entire board of directors. Subject to any preferential rights of any outstanding series of preferred stock and to the distribution of specified amounts upon liquidation with respect to shares-in-trust, the holders of common stock are entitled to such dividends as may be declared from time to time by the board of directors out of legally available funds and, upon liquidation, are entitled to receive all assets available for distribution to shareholders. All shares issued in the Company's public offering will be fully paid and non-assessable shares of common stock. Holders of shares of common stock will not have preemptive rights. As of December 31, 2002, the Company had 200 shares of common stock outstanding.

Note 7 - Minority Interest

     Minority interest consists of the following as of:

                                             April 12, 2002    December 31, 2002
                                             --------------    -----------------

     Limited partnership units                  $ 200,000           $     -

     Limited partnership special units                  -             1,000
                                                ---------           -------
     Total                                      $ 200,000           $ 1,000
                                                =========           =======

Limited Partnership Units
-------------------------

     At December 31, 2002, the Advisor owned approximately 99% of the Partnership. Limited partnership units are redeemable at the option of the unit holder. The Partnership has the option of redeeming the limited partnership units with cash or with common shares. At inception (April 12, 2002) the Partnership issued 20,000 limited partnership units to the Advisor for gross proceeds of $200,000. The allocation of net loss to the limited partnership unit holders for the period ended December 31, 2002 has reduced the minority interest balance to zero. The excess loss attributable to the minority interest, $10,758, will be applied to future income attributable to the minority interest.

Limited Partnership Special Units
---------------------------------

     During the quarter ended September 30, 2002, the Partnership issued 10,000 Special Units to an affiliate of the Advisor for consideration of $1,000. The holders of Special Units do not participate in the profits and losses of the Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular partnership interests have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership's assets.

Note 8 - Stock Option Plans and Warrants

Stock Option Plans
------------------

     The Company has adopted an independent director stock option plan which it will use in an effort to attract and retain qualified independent directors (the "Independent Director Option Plan"). The Company intends to grant non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan upon the sale of at least 200,000 shares in the Company's initial offering. In addition, the Company intends to issue options to purchase 5,000 shares to each independent director then in office on the date of each annual shareholder's meeting. A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan. Options may not be granted under the Independent Director Option Plan at any time when the grant would cause the total number of options outstanding under the Independent Director Option Plan and the Employee Option Plan to exceed 10% of the Company's issued and outstanding shares. The exercise price for options to be issued under the Independent Director Option Plan shall be the greater of
(1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. As of December 31, 2002, there were no options outstanding under the Independent Director Option Plan.

     The Company has adopted an employee stock option plan (the "Employee Option Plan"). The Employee Option Plan is designed to enable the Company, the Advisor and the Property Manager to obtain or retain the services of employees (not to include any person who is a sponsor or affiliate of Dividend Capital Trust) considered essential to the Company's long-term success and the success of the Advisor and the Property Manager by offering such employees an opportunity to participate in the growth of the Company through ownership of its shares. The Employee Option Plan will be administered by the Compensation Committee, which is authorized to grant "non-qualified" stock options (the "Employee Options") to selected employees of the Advisor and the Property Manager. Employee Options may not be granted under the Employee Option Plan at any time when the grant would cause the total number of options outstanding under the Employee Option Plan and the Independent Director Option Plan to exceed 10% of the Company's issued and outstanding shares. The exercise price for the Employee Options shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option is granted. A total of 750,000 shares are authorized and reserved for issuance under the Employee Option Plan. The Compensation Committee shall set the term of the Employee Options at its discretion, which shall not exceed ten years. The Compensation Committee shall set the period during which the right to exercise an Employee Option vests. No Employee Option may be issued or exercised, however, if such issuance or exercise would jeopardize the Company's status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the Company's articles of incorporation. In addition, no Employee Option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution. As of December 31, 2002, there were no options outstanding under the Employee Option Plan.

Stock Warrants
--------------

     The Company will issue to the Dealer Manager one soliciting dealer warrant for $.001 for every 25 shares sold during the offering period subject to a maximum of 1,000,000 soliciting dealer warrants. These warrants, as well as the shares issuable upon their exercise, have been registered as part of this offering. The Dealer Manager may retain or re-allow these warrants to broker-dealers participating in the offering, unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. The holder of a soliciting dealer warrant will be entitled to purchase one share from the Company at a price of $12 per share during the period beginning on the first anniversary of the effective date of the offering (July 17, 2002) and ending five years after the effective date of the offering (July 16, 2007). Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of this offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement. As of December 31, 2002, there were no warrants outstanding under the warrant purchase agreement.

Note 9 - Related Party Transactions

Advisory Agreement
------------------

     The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and advisory fees to the Advisor. The Advisor is considered a related party as certain owners and employees of the Advisor serve as executives of the Company. The amount of such fees shall equal up to 3% of the aggregate purchase price of all properties acquired by the Company. The Company has also agreed to reimburse the Advisor for certain expenses incurred in connection with property acquisitions. Such expense reimbursements shall equal up to 0.5% of the aggregate purchase price of all properties acquired by the Company.

     The Company will be responsible for the payment of all organization and offering expenses not to exceed 3% of gross offering proceeds. The Advisor will reimburse the Company for all organization and offering expenses in excess of 3% of gross offering proceeds. As a result, the organization and offering expenses paid to date by the Company are accounted for as an advance until such time that the Company receives its initial proceeds from the offering (see Note 13). In addition to the organization and offering costs paid by the Company, the Advisor has paid approximately $3.4 million of organization and offering expenses as of December 31, 2002.

     The Advisor is obligated to reimburse the Company for the amount by which operating expenses (as defined in the Advisory Agreement) of the Company exceed the greater of 2% of Average Invested Assets or 25% of Net Income (as such terms are defined in the Advisory Agreement) for a twelve-month period to be measured each fiscal quarter (the "2%/25% Guidelines). If in any twelve month period the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future periods for the full amount or any portion of such excess expense, but only to the extent that such reimbursement would not cause the Company's operating expense to exceed the 2%/25% Guidelines in any such year.

Dealer Manager Agreement
------------------------

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

Property Management Agreement
-----------------------------

     The Company has entered into a property management agreement with the Property Manager pursuant to which the Company will pay certain property management and leasing fees to the Property Manager. The amount of such fees shall not exceed the lesser of 4.5% of the gross revenues or 0.6% of the net asset value (as defined in the property management agreement) of properties owned by the Company. The Company may also pay a separate fee for the one-time lease-up of newly-constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions.

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

Note 10 - Comprehensive Income

     There are no adjustments necessary to net loss as presented in the accompanying consolidated statement of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Note 11 - Income Taxes

     During 2002, the Company was taxed as a C corporation for federal and state purposes. For 2002, the Company recognized nominal taxable income and will be obligated to pay a nominal amount of federal and state income tax. During 2003, the Company intends to meet all the requirements to qualify for REIT status and will make an election under Internal Revenue Code Section 856 for the taxable year ending December 31, 2003. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. The Company does not anticipate that it will have any built-in gains at the time of it's conversion to REIT status. As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually 100% of its REIT taxable income, as defined in the Internal Revenue Code, to its shareholders and satisfies other requirements. No provision has been made for federal income taxes in the accompanying consolidated financial statements.

Note 12 - Commitments and Contingencies

     The Company is not subject to any material pending legal proceedings.

Note 13 - Subsequent Event

     On February 10, 2003 the Company satisfied the minimum offering requirement established for its public offering by accepting subscriptions for at least 200,000 shares of common stock from at least 100 non-affiliated investors. At the initial closing under the public offering, approximately $2,265,670 of gross proceeds was released from escrow to the Company and 226,567 shares of common stock were issued to investors. Upon satisfaction of this minimum offering requirement, the Company paid the Advisor approximately $68,000 towards reimbursement for offering and organization related costs.

     Approximately $215,000 was paid to the Dealer Manager for commissions and dealer manager fees. In addition to the dealer manager fees, The Dealer Manager earned 9,062 soliciting dealer warrants. The Company intends to issue these warrants, along with additional warrants earned in the first quarter of 2003, in April 2003. The Company valued these warrants at approximately $0.33 each for a total value of $2,981 using the Black-Scholes option-pricing model.

Note 14 - Quarterly Results (Unaudited)

     The following table presents selected unaudited quarterly financial data for each quarter during the period ending December 31, 2002:

                                                                                                      For the Period
                                           For the Period     For the Quarter    For the Quarter      from Inception
                                           from Inception          Ended              Ended          (April 12, 2002)
                                          (April 12, 2002)      September 30,      December 31,       to December 31,
                                          to June 30, 2002         2002               2002                 2002
                                          ---------------     ---------------    ---------------     ----------------
Net loss before minority interest            $ (13,300)          $ (17,500)        $ (181,912)         $ (212,712)
Minority interest                                    -                   -            200,000             200,000
                                             ---------           ---------         ----------          ----------
Net income (loss)                              (13,300)            (17,500)            18,088             (12,712)
                                             =========           =========         ==========          ==========
Earnings (loss) per common share:
         Basic and diluted                   $  (66.50)          $  (87.50)        $    90.44          $   (63.56)
                                             =========           =========         ==========          ==========


     The Company allocated minority interest for the entire period from inception (April 12, 2002) to December 31, 2002 in the quarter ended December 31, 2002 based on additional information obtained throughout the period. If minority interest was allocated each quarter, the Company would have realized a $12,404 loss, or $62.02 per share during the quarter ended December 31, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company, their ages and their positions and offices are as follows:

          Name                                           Position
          ----                                           --------

     Thomas G. Wattles                              Chairman and Director
     Evan H. Zucker                          Chief Executive Officer, President,
                                                   Secretary and Director
     James R. Mulvihill                           Chief Financial Officer,
                                                   Treasurer and Director
     Tripp H. Hardin                                      Director
     Robert F. Masten                                     Director
     John C. O'Keeffe                                     Director
     Lars O. Soderberg                                    Director


     Thomas G. Wattles, age 51, is the Chairman and director of Dividend Capital Trust and is a manager and Chief Investment Officer of Dividend Capital Advisors and a manager of Dividend Capital Property Management. Mr. Wattles is a principal of Black Creek Capital, LLC which he joined in February 2003. From November 1993 to March 1997, Mr. Wattles served as Co-Chairman and Chief Investment Officer of ProLogis Trust (NYSE: PLD), and served as Chairman between March 1997 and May 1998. ProLogis is a publicly-held industrial REIT, with total assets of approximately $5.9 billion as of December 31, 2002, and operations in North America, Europe and Japan. Mr. Wattles was a Managing Director of Security Capital Group Incorporated ("Security Capital Group") and was with Security Capital Group in various capacities including Chief Investment Officer from January 1991 to December 2002. Mr. Wattles is a director of Regency Centers and chairs the Investment Committee. Mr. Wattles holds a Bachelor's degree and an MBA degree from Stanford University.

     Evan H. Zucker, age 37, is the President, Secretary and a director of Dividend Capital Trust Inc. Mr. Zucker is also a manager of both Dividend Capital Advisors and Dividend Capital Property Management. Mr. Zucker is a principal of Black Creek Capital, LLC, a Denver-based real estate investment firm which he co-founded in 1993. He is also a managing partner of CapEx, LP, a $60 million private equity fund co-founded by the principals of Black Creek Capital in 1999. Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and with Mr. Mulvihill and Mr. Blumberg has directed the acquisition, development, redevelopment, financing and sale of approximately 75 real estate projects with an aggregate value in excess of approximately $503 million. In 1993 Mr. Zucker co-founded American Real Estate Investment Corp. (now known as Keystone Property Trust, NYSE: KTR), which is currently an industrial, office and logistics REIT traded on the New York Stock Exchange with total assets of approximately $820 million as of June 30, 2002. Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 through 1997 and as a director of Keystone Property Trust from 1997 through 1999. Mr. Zucker graduated from Stanford University with a Bachelor's degree in Economics.

     James R. Mulvihill, age 38, is the Treasurer, Chief Financial Officer and a director of Dividend Capital Trust. Mr. Mulvihill is also a manager of both Dividend Capital Advisors and Dividend Capital Property Management. Mr. Mulvihill is a principal of Black Creek Capital, LLC, a Denver-based real estate investment firm which he co-founded in 1993. He is also a co-founder and Chairman of the Board of Corporate Properties of the Americas ("CPA"). CPA, a joint venture between an affiliate of Black Creek Capital and Equity International Properties (a Sam Zell controlled investment company), is a fully-integrated industrial real estate company that acquires, develops and manages industrial properties throughout Mexico. To date, CPA has developed and or acquired over 2.7 million square feet of industrial buildings and developed two industrial parks totaling 445 acres. Mr. Mulvihill has been active in real estate acquisition, development and redevelopment activities since 1992 and with Mr. Zucker and other affiliates has directed the acquisition, development, redevelopment, financing and sale of approximately 75 real estate projects with an aggregate value in excess of approximately $503 million. In 1993 Mr. Mulvihill co-founded American Real Estate Investment Corp. (now known as Keystone Property Trust, NYSE: KTR) which is currently an industrial, office and logistics REIT traded on the New York Stock Exchange with total assets of approximately $820 million as of June 30, 2002. Mr. Mulvihill served as its Chairman and as a director from 1993 through 1997 and as a director of Keystone Property Trust from 1997 through 2001. Prior to co-founding Black Creek Capital, Mr. Mulvihill served as Vice President of the Real Estate Banking and Investment Banking Groups of Manufacturer's Hanover and subsequently Chemical Bank, where his responsibilities included real estate syndication efforts, structured debt underwritings and leveraged buyout real estate financings. Mr. Mulvihill holds a Bachelor's degree from Stanford University in Political Science.

Independent Directors

     Tripp H. Hardin, age 41, is an independent director of Dividend Capital Trust. Mr. Hardin is a Vice President of Grubb & Ellis, and he has been active in real estate activities since 1984, focusing primarily on the sale and leasing of industrial, office and commercial properties. He has also been active in real estate investment and build-to-suit transactions. Mr. Hardin graduated from Stanford University with a Bachelor of Science Degree.

     Robert F. Masten, age 53, is an independent director of Dividend Capital Trust. Mr. Masten has been active in commercial real estate transactions and title insurance matters since 1972. Since 1993 he has been a Senior Vice President of North American Title Company, Denver, Colorado, where he has provided title insurance for commercial real estate transactions. Prior to joining North American Title Company he was with Land Title Guaranty Company for 16 years. Before joining Land Title, Mr. Masten leased, managed and sold properties for 33 different syndicates for which Perry & Butler was the general partner. Mr. Masten graduated from the University of Colorado with a Doctorate Degree in Arts and Sciences.

     John C. O'Keeffe, age 43, is an independent director of Dividend Capital Trust. Mr. O'Keeffe has been active in real estate construction activities since 1987. Since 1987 he has served as a project manager for Wm. Blanchard Co., Springfield, New Jersey, where he has been responsible for the construction of large healthcare projects. Mr. O'Keeffe graduated from Denison University with a Bachelor's Degree in English Literature.

     Lars O. Soderberg, age 43, is an independent director of Dividend Capital Trust. Mr. Soderberg has been employed by Janus Funds since 1995. He is currently a Vice President and Managing Director of Janus Institutional Services, where he is responsible for the development, marketing and distributions of Janus' investment products to the institutional market place. Prior to joining Janus, Mr. Soderberg was employed by Fidelity Investments for approximately 14 years. He is Treasurer and a member of the Board of Directors of the National Defined Contribution Council and a member of the Association of Investment Management Sales Executives. Mr. Soderberg graduated from the Denison University with a Bachelor of Arts Degree in History.

     On March 31, 2003, the Company's Board of Directors accepted the resignation of John Blumberg as a director of the Company and as a member of the Audit Committee and the resignation of Michael Dana as a director of the Company and as a member of the Compensation Committee. Also on March 31, 2003, Thomas G. Wattles was appointed as a director of the Company and as the Chairman of the Board of Directors. Lars O. Soderberg was appointed to the Compensation Committee on March 31, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

     The Company currently has no paid employees. Day-to-day management functions are performed by the Advisor, the Property Manager or their affiliates.

     The Company's executive officers are all employees of the Advisor. The Company does not pay any of these individuals for serving in their respective positions. For a discussion of fees paid to the Advisor and other affiliated companies, see "Certain Relationships and Related Transactions" below.

     The Company pays each of its independent directors $2,500 per quarter plus $1,000 for each board meeting attended and $500 for each committee meeting attended. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. If a director also is an officer of the Company, no separate compensation is paid for services rendered as a director.

          The Company has also adopted the Independent Director Option Plan and the Employee Option Plan. See "Market for Common Stock and related Shareholder Matters" above. As of December 31, 2002, there were no options outstanding under the Independent Director Option Plan and the Employee Option Plan.

     During 2002, the Company's board of directors did not receive any compensation. However, approximately $58,500 was accrued as of December 31, 2002 related to compensation to the independent board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The following table sets forth information as of March 26, 2003 regarding the number and percentage of shares beneficially owned by: (i) each director;
(ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) as of March 26, 2003, any person known to the Company to be the beneficial owner of more than 5% of the shares issued and outstanding.


                                           Number of Shares
                                             Beneficially        Percent
     Name of Beneficial Owner                 Owned (1)          of Class
     ------------------------              ----------------      --------

     Evan H. Zucker                              200                 *

     * Less than 1%

     ---------------------
     (1) Beneficial ownership includes outstanding shares and shares that any person has the right to acquire within 60 days after the date of this table. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advisory Agreement

     The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and advisory fees to the Advisor. The Advisor is considered a related party as certain employees of the Advisor serve as executives of the Company. The amount of such fees shall equal up to 3% of the aggregate purchase price of all properties acquired by the Company. The Company has also agreed to reimburse the Advisor for certain expenses incurred in connection with property acquisitions. Such expense reimbursements shall equal up to 0.5% of the aggregate purchase price of all properties acquired by the Company.

     The Company will be responsible for the payment of all organization and offering expenses not to exceed 3% of gross offering proceeds. The Advisor will reimburse the Company for all organization and offering expenses in excess of 3% of gross offering proceeds. As a result, the organization and offering expenses paid to date by the Company are accounted for as an advance until such time that the Company receives its initial proceeds from the offering (see Note 13). In addition to the organization and offering costs paid by the Company, the Advisor has paid approximately $3.4 million of organization and offering expenses as of December 31, 2002.

     The Advisor is obligated to reimburse the Company for the amount by which operating expenses (as defined in the Advisory Agreement) of the Company exceed the greater of 2% of Average Invested Assets or 25% of Net Income (as such terms are defined in the Advisory Agreement) for a twelve-month period to be measured each fiscal quarter (the "2%/25% Guidelines"). If in any twelve month period the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future periods for the full amount or any portion of such excess expense, but only to the extent that such reimbursement would not cause the Company's operating expense to exceed the 2%/25% Guidelines in any such year.

Dealer Manager Agreement

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

Property Management Agreement

     The Company has entered into a property management agreement with the Property Manager pursuant to which the Company will pay certain property management and leasing fees to the Property Manager. The amount of such fees shall not exceed the lesser of 4.5% of the gross revenues or 0.6% of the net asset value (as defined in the property management agreement) of properties owned by the Company. The Company may also pay a separate fee for the one-time lease-up of newly-constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions.

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

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of Company management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits.

         See Index to Exhibits.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DIVIDEND CAPITAL TRUST INC.


                           By: /s/ Evan H. Zucker
                               -------------------------------------------------
                           Evan H. Zucker, Chief Executive Officer and President

Date:  March 31, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                     Title                                Date
/s/ Thomas G. Wattles        Chairman and Director                    March 31, 2003
---------------------
Thomas G. Wattles

/s/ Evan H. Zucker           Chief Executive Officer, President,      March 31, 2003
------------------           Secretary and Director
Evan H. Zucker

/s/ James R. Mulvihill       Chief Financial Officer, Treasurer       March 31, 2003
----------------------       and Director
James R. Mulvihill

/s/ Tripp H. Hardin          Director                                 March 31, 2003
-------------------
Tripp H. Hardin

/s/ Robert F. Masten         Director                                 March 31, 2003
--------------------
Robert F. Masten

/s/ John C. O'Keeffe         Director                                 March 31, 2003
--------------------
John C. O'Keeffe

/s/ Lars O. Soderberg        Director                                 March 31, 2003
---------------------
Lars O. Soderberg



                    Certification Pursuant to Section 302 of
                         the Sarbanes-Oxley Act of 2002


I, Evan H. Zucker, hereby certify that:

1.   I have reviewed this annual report on Form 10-K of Dividend Capital Trust
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003


                             By: /s/ Evan H. Zucker
                             -------------------------------------
                             Evan  H. Zucker
                             Chief Executive Officer and President

                    Certification Pursuant to Section 302 of
                         the Sarbanes-Oxley Act of 2002


I, James R. Mulvihill, hereby certify that:

1.   I have reviewed this annual report on Form 10-K of Dividend Capital Trust
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003

                           By: /s/ James R. Mulvihill
                           -------------------------------------
                           James R. Mulvihill
                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------

*3.1           Dividend Capital Trust Inc. Articles of Incorporation (Exhibit
               3.1 to Form S-11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

*3.2 Dividend Capital Trust Inc. Amended and Restated Articles of Incorporation (Exhibit 3.1.1 to Form S-11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

*3.3 Dividend Capital Trust Inc. Bylaws (Exhibit 3.2 to Form S-11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

*4.1 Form of Dividend Reinvestment Plan (Exhibit 4.2 to Form S-11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

*10.1 Advisory Agreement between Dividend Capital Trust Inc. and Dividend Capital Advisors LLC dated July 11, 2002 (Exhibit 10.2 to Form S-11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

*10.2 Management Agreement between Dividend Capital Trust Inc. and Dividend Capital Property Management LLC dated July 11, 2002 (Exhibit 10.3 to Form S- 11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

*10.3 Form of Indemnification Agreement between Dividend Capital Trust Inc. and the officers and directors of Dividend Capital Trust Inc. (Exhibit 10.4 to Form S-11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

*10.4 Limited Partnership Agreement of Dividend Capital Operating Partnership LP. (Exhibit 10.5 to Form S-11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

*10.5          Dividend Capital Trust Inc. Employee Stock Option Plan (Exhibit
               10.6.1 to Form S-11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

*10.6 Dividend Capital Trust Inc. Independent Director Stock Option Plan(Exhibit 10.6.2 to Form S-11 Registration Statement of Dividend Capital Trust Inc., as amended to date, Commission File No. 333-86234)

+99.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+99.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------
+        Filed herewith.
*        Incorporated herein by reference.