Form 10-Q
period 2003-03-31
DIVIDEND CAPITAL TRUST INC
filed 2003-05-15
CIK 1170991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(x) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from _______ to _________.

                          COMMISSION FILE NO. 333-86234



                           DIVIDEND CAPITAL TRUST INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                       82-0538520
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                No.)


   518 Seventeenth Street, Suite 1700                            80202
               Denver, CO                                     (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (303) 228-2200



     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

     As of May 9, 2003, 1,630,211 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

                   Dividend Capital Trust Inc. and Subsidiary

                (A Maryland Corporation in the Development Stage)

                               Index to Form 10-Q


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:
              Condensed Consolidated Balance Sheets as of
                  March 31, 2003 and December 31, 2002
                  (Unaudited)...............................................   3
              Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2003
                  and for the Period from Inception (April 12, 2002)
                  to March 31, 2003 (Unaudited).............................   4
              Condensed Consolidated Statements of Shareholders'
                  Equity (Deficit) for the Period from Inception
                  (April 12, 2002) to March 31, 2003 and for the
                  Three Months Ended March 31, 2003 (Unaudited).............   5
              Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2003 and
                  for the Period from Inception (April 12, 2002)
                  to March 31, 2003 (Unaudited).............................   6
              Notes to Condensed Consolidated Financial
                  Statements (Unaudited)....................................   7
   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  13
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......  15
   Item 4.  Controls and Procedures.........................................  16

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................  17
   Item 2.  Changes in Securities and Use of Proceeds.......................  17
   Item 3.  Defaults upon Senior Securities.................................  17
   Item 4.  Submission of Matters to a Vote of Security Holders.............  17
   Item 5.  Other Information...............................................  17
   Item 6.  Exhibits and Reports on Form 8-K................................  17

SIGNATURES..................................................................  18

CERTIFICATIONS..............................................................  19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  Dividend Capital Trust Inc. and Subsidiary
                               (A Maryland Corporation in the Development Stage)

                                     Condensed Consolidated Balance Sheets
                                                  (Unaudited)


                                                                                       As of              As of
                                                                                     March 31,         December 31,
                                                                                       2003               2002
                                                                                   --------------     --------------
ASSETS
Cash and cash equivalents                                                            $6,341,032          $ 11,055
Restricted cash                                                                         428,053           681,890
Advance for offering costs                                                                    -            52,923
Other assets                                                                            332,573             5,810
                                                                                     ----------          --------
   Total assets                                                                      $7,101,658          $751,678
                                                                                     ==========          ========

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                $  135,435          $ 79,500
Due to affiliates                                                                        35,578                 -
Subscriptions for common shares                                                         428,053           681,890
                                                                                     ----------          --------
   Total liabilities                                                                    599,066           761,390

Minority interest                                                                         1,000             1,000

Shareholders' equity (deficit):
Preferred shares, 50,000,000 shares authorized, none outstanding                              -                 -
Shares-in-trust, 100,000,000 shares authorized, none outstanding                              -                 -
Common shares, $0.01 par value, 350,000,000 shares authorized,
   752,648 and 200 shares issued and outstanding as of March 31,
   2003 and December 31, 2002, respectively                                               7,526                 2
Additional paid-in capital                                                            6,578,394             1,998
Accumulated deficit incurred during the development stage                               (84,328)          (12,712)
                                                                                     ----------          --------
   Total shareholders' equity (deficit)                                               6,501,592           (10,712)
                                                                                     ----------          --------
   Total liabilities and shareholders' equity (deficit)                              $7,101,658          $751,678
                                                                                     ==========          ========







       The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                            For the Period from
                                           For the Three    Inception (April 12,
                                            Months Ended         2002) to
                                           March 31, 2003      March 31, 2003
                                           --------------   --------------------

REVENUE                                       $      -           $       -

COSTS AND EXPENSES:
    General and administrative                  72,450             285,317
                                              --------           ---------
      Total Operating Expenses                  72,450             285,317
                                              --------           ---------

OTHER INCOME:
    Interest income                                834                 989
                                              --------           ---------
      Total Other Income                           834                 989
                                              --------           ---------

Net loss before minority interest              (71,616)           (284,328)

Minority interest                                    -            (200,000)
                                              --------           ---------
                                                     -

NET LOSS                                      $(71,616)          $ (84,328)
                                              ========           =========

NET LOSS PER COMMON SHARE
    Basic and Diluted                         $  (0.27)          $   (1.27)
                                              ========           =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
    Basic and Diluted                          261,496              66,631
                                              ========           =========


















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                 Dividend Capital Trust Inc. and Subsidiary
                              (A Maryland Corporation in the Development Stage)

                     Condensed Consolidated Statements of Shareholders' Equity (Deficit)
                               For the Period from Inception (April 12, 2002)
                       to March 31, 2003 and for the Three Months Ended March 31, 2003
                                                 (Unaudited)




                                                                                       Accumulated
                                                 Common Shares        Additional    Deficit Incurred           Total
                                              -------------------      Paid-in         During the          Shareholder's
                                              Shares       Amount      Capital      Development Stage     Equity (Deficit)
                                              ------       ------     ----------    -----------------     ----------------

Balances, Inception (April 12, 2002)               -       $    -     $        -        $      -             $        -

Issuance of common stock to related
   party                                         200            2          1,998               -                  2,000

Net loss                                           -            -              -         (12,712)               (12,712)
                                             -------       ------     ----------        --------             ----------

Balances, December 31, 2002                      200            2          1,998         (12,712)               (10,712)
                                             -------       ------     ----------        --------             ----------

Issuance of common stock, net of
   offering costs of $940,560 in cash
   and $9,902 as warrants                    752,448        7,524      6,576,396               -              6,583,920

Net loss                                           -            -              -         (71,616)               (71,616)
                                             -------       ------     ----------        --------             ----------

Balances, March 31, 2003                     752,648       $7,526     $6,578,394        $(84,328)            $6,501,592
                                             =======       ======     ==========        ========             ==========
























        The accompanying notes are an integral part of these condensed consolidated financial statements.




                               Dividend Capital Trust Inc. and Subsidiary
                            (A Maryland Corporation in the Development Stage)

                             Condensed Consolidated Statements of Cash Flows
                                              (Unaudited)



                                                                                                   For the Period from
                                                                                For the Three      Inception (April 12,
                                                                                 Months Ended            2002) to
                                                                                March 31, 2003        March 31, 2003
                                                                                --------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $  (71,616)           $   (84,328)
   Adjustments to reconcile net loss to net cash used in
           operating activities:
          Decrease in advance for offering costs, related party                       52,923                     -
          Increase in other assets                                                  (326,763)             (332,573)
          Decrease (increase) in restricted cash                                     253,837              (428,053)
          Increase in accounts payable and accrued expenses                           55,935               135,435
          Increase in due to affiliates                                               35,578                35,578
          Minority interest                                                                -              (200,000)
                                                                                 -----------           -----------
                     Net cash used in operating activities                              (106)             (873,941)
                                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from subscriptions for common shares                                  2,011,833             2,693,723
    Proceeds from issuance of common shares                                        5,258,810             5,258,810
    Offering costs for issuance of common stock                                     (940,560)             (940,560)
    Proceeds from issuance of common shares to related party                               -                 2,000
    Proceeds from issuance of Partnership units to related party                           -               200,000
    Proceeds from issuance of Special Units to related party                               -                 1,000
                                                                                 -----------           -----------
                     Net cash provided by financing activities                     6,330,083             7,214,973
                                                                                 -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          6,329,977             6,341,032

CASH AND CASH EQUIVALENTS, beginning of period                                        11,055                     -
                                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                         $ 6,341,032           $ 6,341,032
                                                                                 ===========           ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

    On February 10, 2003, the Company satisfied the minimum offering requirement established for its public offering by accepting subscriptions for at least 200,000 shares of common stock from at least 100 non-affiliated investors.
Upon satisfaction of the minimum offering requirement, approximately 226,567 subscriptions were redeemed for common shares and approximately $2,265,670 of gross proceeds were released from escrow.





      The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1-Organization and Summary of Significant Accounting Policies

ORGANIZATION

     Dividend Capital Trust Inc. (the "Company") was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality industrial buildings triple-net leased to creditworthy corporate tenants. The Company intends to qualify as a real estate investment trust ("REIT") for federal tax purposes commencing with its taxable year ending December 31, 2003. The Company is structured as an umbrella partnership REIT ("UPREIT") under which substantially all of the Company's current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (the "Partnership"), a Delaware limited partnership. As of March 31, 2003, the Company had neither purchased nor contracted to purchase any properties, nor has Dividend Capital Advisors LLC (the "Advisor") identified any properties in which there is a reasonable probability that the Company will acquire. As a result, the Company is still in the development stage and the accompanying condensed consolidated financial statements are presented as such.

     The Company is managed by the Advisor and the Company's property manager is Dividend Capital Property Management LLC (the "Property Manager"). Dividend Capital Securities LLC (the "Dealer Manager") serves as the dealer manager of the Company's public offering. These related parties receive compensation and fees for services relating to the offering and for the investment and management of the Company's assets (see Note 4).

INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report, the Company's audited financial statements as of December 31, 2002 and related notes thereto, and the Company's prospectus.

                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

RESTRICTED CASH

     The Company is currently engaged in a public offering of its common stock. As of March 31, 2003, the Company had not met certain escrow requirements imposed by two states in connection with the offering. Until the Company receives gross proceeds from the sale of its common shares in excess of $12,000,000, offering proceeds from investors residing in these states are required to be held in escrow. As of March 31, 2003, the proceeds received from the sale of subscriptions from investors residing in these states are shown as restricted cash in the accompanying condensed consolidated financial statements.

COSTS OF RAISING CAPITAL

     Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity.

REVENUE RECOGNITION

     As of March 31, 2003, the Company had not recognized revenue. Upon the acquisition of real estate, the properties may have certain leases that provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company will record a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


INCOME TAXES

     The Company intends to meet all the requirements to qualify for REIT status and will make an election under Internal Revenue Code Section 856 for the taxable year ending December 31, 2003. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to Federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. The Company does not anticipate that it will have any built-in gains at the time of its conversion to REIT status. As a REIT, the Company generally will not be subject to Federal income taxation at the corporate level to the extent it distributes annually all of its REIT taxable income, as defined in the Internal Revenue Code, to its shareholders and satisfies other requirements. No provision has been made for Federal income taxes in the accompanying condensed consolidated financial statements.

STOCK-BASED COMPENSATION

     The Company has two stock-based employee and director compensation plans. As of March 31, 2003, the Company had not granted any options under these plans. The Company intends to account for these plans under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

     Basic net loss per common share is determined by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share includes the effects of potentially issuable common stock, but only if dilutive. There were no dilutive instruments outstanding as of March 31, 2003.

NEW ACCOUNTING PRINCIPLES

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company was required to adopt SFAS No. 145 on January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The Company was required to adopt SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position, results of operations or cash flows.

                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

Note 2-Public Offering

     On April 15, 2002, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company had received clearance of its offering in forty-nine states as of December 2002. The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company's distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors. As of March 31, 2003, 752,448 shares of common stock have been sold under this Registration Statement for gross proceeds of $7,524,480.

Note 3 - Minority Interest

     Minority interest consists of the following as of:

                                              March 31,        December 31,
                                                2003               2002
                                            ------------       ------------

     Limited partnership units               $        -         $       -
     Limited partnership Special Units            1,000             1,000
                                             ----------         ---------
         Total                               $    1,000         $   1,000
                                             ----------         ---------


Limited Partnership Units
-------------------------

     Upon inception (April 12, 2002), the Partnership issued to the Advisor 20,000 limited partnership units in exchange for $200,000 representing a 99% limited partnership interest. As of March 31, 2002, the Advisor held a limited partnership interest in the Partnership of approximately 2.6%.

     The allocation of net loss to the limited partnership unit holder for the period ended December 31, 2002 has reduced the minority interest balance to zero. The excess loss attributable to the minority interest for the periods

                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


ended December 31, 2002 and March 31, 2003 was $10,758 and $1,868, respectively. The total accumulated excess loss of $12,626 will be applied to future income attributable to the minority interest.

     Limited partnership units are redeemable at the option of the unit holder. The Partnership, at its sole discretion, has the option of redeeming the limited partnership units with cash or with common shares.

Limited Partnership Special Units
---------------------------------

     During the quarter ended September 30, 2002, the Partnership issued 10,000 special units (the "Special Units") to an affiliate of the Advisor for consideration of $1,000. The holders of Special Units do not participate in the profits and losses of the Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular partnership interests have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership's assets.

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

Note 4-Related Party Transactions

Advisory Transactions
---------------------

     The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and advisory fees to the Advisor. The Advisor is considered a related party as certain owners and employees of the Advisor serve as executives of the Company. The amount of such fees shall equal up to 3.0% of the aggregate purchase price of all properties acquired by the Company. The Company has also agreed to reimburse the Advisor for certain expenses incurred in connection with property acquisitions. Such expense reimbursements shall equal up to 0.5% of the aggregate purchase price of all properties acquired by the Company.

                   Dividend Capital Trust Inc. and Subsidiary
                (A Maryland Corporation in the Development Stage)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     The Company will be responsible for the payment of all organization and offering expenses not to exceed 3.0% of gross offering proceeds. The Advisor will reimburse the Company for all organization and offering expenses in excess of 3.0% of gross offering proceeds. As of March 31, 2003, the Advisor had funded approximately $5.4 million of offering related costs. The Company has reimbursed the Advisor approximately $223,600 of these costs as of March 31, 2003. The Company will continue to reimburse the Advisor at a rate of 3.0% of gross proceeds raised through the Company's initial offering.

     The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceed the greater of 2.0% of Average Invested Assets or 25% of Net Income (as such terms are defined in the Advisory Agreement) for a twelve-month period to be measured each fiscal quarter (the "2%/25% Guidelines"). If in any twelve month period the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the independent members of the board of directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future periods for the full amount or any portion of such excess expense, but only to the extent that such reimbursement would not cause the Company's operating expense to exceed the 2%/25% Guidelines in any such year.

Dealer Manager Transactions
---------------------------

     The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 2.5% of gross offering proceeds to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. The Company will also pay a 7% sales commission on shares sold in the offering. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales. As of March 31, 2003, the Company had incurred approximately $715,000 for commissions and management of the Company's initial offering, of which approximately $530,000 has been paid to selling broker-dealers who are not affiliated with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains certain forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe," and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are various factors that could cause actual results to differ materially from those which are expressed in, or implied by, such forward-looking statements. Such factors include changes in general economic conditions, changes in real estate conditions, changes in interest rates, the amount of equity capital provided by the Company's public offering, the availability of debt financing on terms that are favorable to the Company, the ability of the Company to acquire and lease properties on favorable terms, and the ability of tenants to make payments under their respective leases. Readers of this filing are cautioned to consider these uncertainties in connection with all forward-looking statements.

     Overview - Dividend Capital Trust Inc. (the "Company") was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality industrial buildings triple-net leased to creditworthy corporate tenants. The Company intends to qualify as a real estate investment trust ("REIT") for federal tax purposes commencing with its taxable year ending December 31, 2003. The Company is structured as an umbrella partnership REIT ("UPREIT") under which substantially all of the Company's current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (the "Partnership"), a Delaware limited partnership. As of March 31, 2003, the Company had neither purchased nor contracted to purchase any properties, nor has Dividend Capital Advisors LLC (the "Advisor") identified any properties in which there is a reasonable probability that the Company will acquire. As a result, the Company is still in the development sta ge and the accompanying consolidated financial statements are presented as such.

     On April 15, 2002, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company had received clearance of its offering in forty-nine states as of December 2002. The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company's distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.

     Critical Accounting Policies - The following discussion pertains to critical accounting policies management believes are most "critical" to the portrayal of the Company's financial condition and results of operations which require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. This discussion addresses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

     Liquidity and Capital Resources - In April 2002, the Company sold 200 shares to an affiliate of the Advisor at the initial public offering price of $10 per share, for total consideration of $2,000. In April 2002, the Partnership issued to the Advisor 20,000 Partnership units in exchange for $200,000 representing a 99% limited partnership interest in the Partnership. During the third quarter of 2002, the Partnership issued special partnership units to an affiliate of the Advisor for total consideration of $1,000. As of March 31, 2003, the Company had sold 752,448 shares of common stock for gross proceeds of approximately $7,524,480. The net proceeds from this offering will be used to acquire industrial real estate triple-net leased to credit worthy corporate tenants.

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

     Results of Operations - The Company had not commenced active operations as of the date of this report. For the three months ended March 31, 2003 and for the period from inception (April 12, 2003) to March 31, 2003, the Company incurred approximately $72,000 and $284,000, respectively, of expenses related to the Company's development stage operations. Operating results in future periods will be a function of the results of operations of the real estate properties that are acquired by the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     If the Company obtains debt financing to fund property acquisitions, it may then be exposed to interest rate changes. The Company's interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company may borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate any interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.


ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures- Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's chief executive officer and chief financial officer, based on their evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that Company's disclosure controls and procedures were effective for this purpose.

     Changes in Internal Controls- There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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


                                     DIVIDEND CAPITAL TRUST INC.


Date: May 14, 2003                   /s/ Evan H. Zucker
                                     -------------------------------------------
                                     Evan H. Zucker
                                     Chief Executive Officer





Date: May 14, 2003                   /s/ James R. Mulvihill
                                     -------------------------------------------
                                     James R. Mulvihill
                                     Chief Financial Officer

                                 CERTIFICATIONS


I, Evan H. Zucker, Chief Executive Officer of Dividend Capital Trust Inc., certify that:


(1) I have reviewed this quarterly report on Form 10-Q of Dividend Capital Trust Inc.

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                   /s/ Evan H. Zucker
                                     -------------------------------------------
                                     Evan H. Zucker
                                     Chief Executive Officer

I, James R. Mulvihill, Chief Financial Officer of Dividend Capital Trust Inc., certify that:


(1) I have reviewed this quarterly report on Form 10-Q of Dividend Capital Trust Inc.

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                   /s/ James R. Mulvihill
                                     -------------------------------------------
                                     James R. Mulvihill
                                     Chief Financial Officer