Form 10-Q
period 2003-06-30
DIVIDEND CAPITAL TRUST INC
filed 2003-08-14
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 333-86234

DIVIDEND CAPITAL TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0538520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, Suite 1700 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 228-2200

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 8, 2003, 4,020,046 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiary

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and for the Period From Inception (April 12, 2002) through June 30, 2002 (Unaudited)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2003 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and for the Period from Inception (April 12, 2002) to June 30, 2002 (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	As of June 30, 2003	As of December 31, 2002
	(Unaudited)
ASSETS
Real estate	$21,630,000	$—
Intangible lease and acquisition costs	2,853,672	—
Less accumulated depreciation and amortization	(68,604)	—
Net Investment in Real Estate	24,415,068	—

Cash and cash equivalents	11,959,862	11,055
Restricted cash	—	681,890
Other assets, net	765,458	58,733
Total Assets	$37,140,388	$751,678

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage payable	$11,350,000	$—
Accounts payable and accrued expenses	275,264	79,500
Dividend payable	283,637	—
Subscriptions for common shares	—	681,890
Other liabilities	247,818	—
Total Liabilities	12,156,719	761,390

Minority Interest	1,000	1,000

Shareholders’ Equity (Deficit):
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 2,893,847 and 200 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	28,938	2
Additional paid-in capital	25,293,152	1,998
Distributions in excess of earnings	(339,421)	(12,712)
Total Shareholders’ Equity (Deficit)	24,982,669	(10,712)
Total Liabilities and Shareholders’ Equity (Deficit)	$37,140,388	$751,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	For the Period From Inception (April 12, 2002) through June 30, 2002

REVENUE:
Rental revenue	$117,596	$117,596	$—
Other income	39,088	39,920	—
Total Income	156,684	157,516	—

EXPENSES:
Depreciation & amortization	68,604	68,604	—
Interest expense	26,278	26,278	—
General and administrative expenses	33,258	105,706	13,300
Total Operating Expenses	128,140	200,588	13,300

NET INCOME (LOSS)	$28,544	$(43,072)	$(13,300)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	1,809,351	1,041,931	200

Diluted	1,829,351	1,041,931	200

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$0.02	$(0.04)	$(66.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

For the Six Months Ended June 30, 2003

(Unaudited)

	Common Shares		Additional Paid-in Capital	Distributions in Excess of Earnings	Total Shareholders’ Equity (Deficit)

	Shares	Amount

Balances, December 31, 2002	200	$2	$1,998	$(12,712)	$(10,712)

Issuance of common stock, net of offering costs of $3,617,309	2,893,647	28,936	25,290,227	—	25,319,163

Amortization of stock options	—	—	927	—	927

Common share dividend	—	—	—	(283,637)	(283,637)

Net loss	—	—	—	(43,072)	(43,072)

Balances, June 30, 2003	2,893,847	$28,938	$25,293,152	$(339,421)	$24,982,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2003	For the Period from Inception (April 12, 2002) through June 30, 2002

OPERATING ACTIVITIES:
Net loss	$(43,072)	$(13,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	72,817	—
Increase in other assets	(16,596)	—
Increase in accounts payable and accrued expenses	195,764	7,500
Net cash provided by (used in) operating activities	208,913	(5,800)

INVESTING ACTIVITIES:
Real estate investments	(21,630,000)	—
Increase in intangible lease and acquisition costs	(2,853,672)	—
Increase in deferred acquisition costs	(322,693)	—
Net cash used in investing activities	(24,806,365)	—

FINANCING ACTIVITIES:
Increase (decrease) in advance for offering costs, related party	52,923	(187,263)
Increase in deferred financing costs	(42,563)	—
Proceeds from mortgage	11,350,000	—
Increase in amounts due from transfer agent	(381,082)	—
Increase in investor deposits	247,818	—
Proceeds from sale of common shares	28,936,472	2,000
Offering costs for issuance of common stock	(3,617,309)	—
Proceeds from issuance of Partnership Units to related party	—	200,000
Net cash provided by financing activities	36,546,259	14,737

NET INCREASE IN CASH AND CASH EQUIVALENTS	$11,948,807	$8,937

CASH AND CASH EQUIVALENTS, beginning of period	$11,055	$—

CASH AND CASH EQUIVALENTS, end of period	$11,959,862	$8,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization

Dividend Capital Trust Inc. (the “Company”) was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality industrial buildings net leased to creditworthy corporate tenants.  The Company intends to qualify as a real estate investment trust (“REIT”) for federal tax purposes commencing with its taxable year ending December 31, 2003.  The Company is structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of the Company’s current and future business is and will be conducted through a controlling interest in a subsidiary, Dividend Capital Operating Partnership LP (the “Partnership”), a Delaware limited partnership.  The Company commenced its operations in conjunction with the closing of its first real estate acquisition on June 9, 2003 (see Note 2) and as a result the financials statements of the Company are no longer presented as a development stage enterprise.

Dividend Capital Advisors LLC (the “Advisor”) provides investment management and administrative services to the Company under an Advisory Agreement dated July 11, 2002.  Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of the Company’s public offering (see Note 7).

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report, the Company’s audited financial statements as of December 31, 2002 and related notes thereto, and the Company’s prospectus.

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

Real Estate

Upon the acquisition of operating properties, the Company allocates the purchase price of the properties to identifiable tangible and intangible assets associated with the property based upon their estimated fair values in accordance with SFAS No. 141, “Business Combinations.”  These tangible and intangible assets are depreciated or amortized over the useful life of such assets.  In some cases the acquired operating property will have in-place leases where the current rental rate is above or below market rental rates.  In such cases, the discounted difference between the current and market rental rates is recorded as an asset or liability and amortized over the life of the lease to rental revenue.  In addition, the Company allocates any other difference between purchase price and the estimated fair market value of the acquired land, building and other tangible assets to intangible lease and acquisitions costs.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Restricted Cash

The Company is currently engaged in a public offering of its common stock.  As of December 31, 2002, the Company had not met certain escrow requirements in connection with the offering. Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow.  The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.

Costs of Raising Capital

Costs incurred in connection with the issuance of equity securities are deducted from shareholders’ equity.

Revenue Recognition

Upon the acquisition of real estate, properties may have certain leases that provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company will record a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

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

Stock-Based Compensation

The Company has two stock-based employee and director compensation plans.  As of June 30, 2003, the Company had granted 40,000 options under the Director Stock Option Plan.  The Company accounts for these plans under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and related interpretations.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of limited partnership units (see Note 5) for common shares.

New Accounting Principles

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Company was required to adopt SFAS No. 145 on January 1, 2003.  SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item.  Upon adoption, early extinguishments will not continue to qualify for extraordinary item treatment.  The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  The Company was required to adopt SFAS No. 146 on January 1, 2003.  SFAS No. 146 requires that certain expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  The Company is required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003.  This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest. .  The Company does not expect that the adoption this Interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

                In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 requires that an issuer that possesses certain financial instruments to classify such instruments as a liability (or as an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Management is currently evaluating SFAS No. 150, however the Company does not expect the adoption of SFAS No. 150 to have a material impact, if any, on the Company's financial position and results of operations.

Note 2 – Real Estate

On June 9, 2003, the Company purchased a one story, single tenant, newly constructed distribution facility located in Nashville, Tennessee (the “Property”).  The Property contains 756,000 rentable square feet and is located on approximately 50 acres of land.  The purchase price for the Property was $23,500,000, which was paid with $11,350,000 from our senior secured loan (see note 3) and $12,150,000 from proceeds from our public offering (see Note 4).  The total cost of the Nashville facility including closing costs and other expenses (including an acquisition fee of $705,000 payable to the Advisor) was approximately $24,480,000.  The results of operations from this acquired property, from the date of acquisition through June 30, 2003, are included in the Company's results of operations for the three and six months ended June 30, 2003.

Note 3 – Borrowings

On June 9, 2003, the Company obtained an $11,350,000 senior secured loan (the “Loan”) from Bank of America, N.A., at a variable annual interest rate equal to adjusted LIBOR plus 2.25% or (at the election of Dividend Capital) 1.0% over the Prime rate. As of June 30, 2003, the interest rate was 3.513%.  The Loan provides for monthly amortization based on an assumed 8%/25 year schedule commencing on the one year anniversary of the closing.  The Loan, which is pre-payable in whole or part at any time, matures two years from closing at which time a balloon payment is scheduled.  The terms of the Loan include certain financial covenants relating to minimum net worth, minimum liquidity, fixed charge average and total debt to total assets ratios that are tested on an annual and quarterly basis.  As of June 30, 2003, the Company was in compliance with all covenants included in the Loan.

Note 4 – Public Offering

On April 15, 2002, the Company filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company had received clearance of its offering in forty-nine states as of December 2002.  The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company’s distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering.  Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow.  The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.  As of June 30, 2003, 2,893,847 shares of common stock have been sold under this Registration Statement for gross proceeds of $28,938,470.

Note 5 – Minority Interest

Minority interest consists of the following as of:

	June 30, 2003	December 31, 2002

Limited partnership units	$—	$—
Limited partnership Special Units	1,000	1,000
Total	$1,000	$1,000

Limited Partnership Units

Upon inception (April 12, 2002), the Partnership issued to the Advisor 20,000 limited partnership units in exchange for $200,000 representing an initial 99% limited partnership interest.  As of June 30, 2003, the Advisor held a limited partnership interest in the Partnership of approximately 0.7%.

The allocation of net loss to the limited partnership unit holder for the period ended December 31, 2002 has reduced the minority interest balance to zero.  The excess loss attributable to the minority interest for the periods ended December 31, 2002 and June 30, 2003 was $10,758 and $1,574, respectively.  The total accumulated excess loss of $12,332 will be applied to future income attributable to the minority interest.

Limited partnership units are redeemable at the option of the unit holder.  The Partnership, at its sole discretion, has the option of redeeming the limited partnership units with cash or with common shares.

Limited Partnership Special Units

During the quarter ended September 30, 2002, the Partnership issued 10,000 special units (the “Special Units”) to an affiliate of the Advisor for consideration of $1,000.  The holders of Special Units do not participate in the profits and losses of the Partnership.  Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events.  In general, after holders of regular partnership interests have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual return on their gross contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership’s assets.

The Special Units will be redeemed by the Partnership for cash upon the occurrence of specified events that result in a termination or non-renewal of the Advisory Agreement.  If the Advisory Agreement is terminated by the Company for cause, the redemption price shall be $1.  If the Company’s shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder of the Special Units if the Partnership had sold all of its assets for their then fair market values, paid all of its liabilities and distributed any remaining amounts to partners in liquidation in accordance with the partnership agreement of the Partnership.  The fair market value of the assets will be determined by the public market prices in the event of a listing of the Company’s shares or by the net sales proceeds received in the event of the disposition of the Company’s properties.  In the case of certain other events, fair market value will be determined by the then fair market value of the Partnership’s assets, as determined by an appraisal, less all of its liabilities.

Note 6 – Distributions to Shareholders

On March 31, 2003, the board of directors of the Company declared a dividend for the second quarter of 2003 equal to a 6.25% annualized rate of return based on an investment of $10.00 per share.  The Company’s second quarter distribution was calculated on a daily basis for stockholders of record as shown on the books of the Company at the close of business on each day during the period commencing April 1, 2003 and continuing on each day thereafter through and including June 30, 2003.  The total distribution of approximately $284,000 was paid on July 15, 2003, with approximately $159,000 paid with cash and approximately $125,000 paid through the issuance of common shares pursuant to our dividend reinvestment plan.

On June 30, 2003, the board of directors of the Company declared a dividend for the third quarter of 2003 equal to a 6.25% annualized rate of return based on an investment of $10.00 per share.  The Company’s third quarter distribution will be calculated on a daily basis for stockholders of record as shown on the books of the Company at the close of business on each day during the period commencing July 1, 2003 and continuing on each day thereafter through and including September 30, 2003.

Note 7 – Related Party Transactions

Advisory Transactions

The Advisor is considered a related party as certain executives and board members of the Company have material, indirect ownership interests in the Advisor.  The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and advisory fees to the Advisor.  The amount of such fees shall equal up to 3.0% of the aggregate purchase price of all properties acquired by the Company.  As of June 30, 2003, the Company had paid the Advisor $705,000 in connection with the acquisition services provided by the Advisor.

The Company will be responsible for the payment of all organization and offering expenses not to exceed 3.0% of gross offering proceeds.  The Advisor is obligated to fund all organization and offering expenses in excess of 3.0% of gross offering proceeds.  As of June 30, 2003, the Advisor had funded approximately $7.6 million of offering related costs.  The Company has reimbursed the Advisor approximately $847,000 of these costs as of June 30, 2003.  The Company will continue to reimburse the Advisor at a rate of 3.0% of gross proceeds raised through the Company’s initial offering.

Dealer Manager Transactions

The Dealer Manager is considered a related party as certain executives and board members of the Company have material, indirect ownership interests in the Dealer Manager.  The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 2.5% of gross offering proceeds to the Dealer Manager as compensation for managing the offering.  The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering.  The Company will also pay a 7% sales commission on shares sold in the offering.  The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales.  As of June 30, 2003, the Company had incurred approximately $2,749,000 for commissions and management of the Company’s initial offering, of which approximately $2,026,000 has been paid to selling broker-dealers who are not affiliated with the Company.

Note 8 – Subsequent Events

Acquisition

On July 22, 2003, the Company closed on an acquisition of two distribution facilities located in Memphis, Tennessee totaling approximately 392,000 square feet.  The combined purchase price of $14,280,000 was funded from the net proceeds received from the Company’s public offering.  As of July 22, 2003, the two facilities were approximately 94.0% leased with the remaining vacancy master leased by the seller for a period of twelve months.  The following table summarizes certain information as it relates to each building:

Building	Purchase Price	Square Footage	Occupancy Rate

Chickasaw Building A	$5,100,000	108,250	79%
Chickasaw Building H	9,180,000	283,756	100%
Total/Average	$14,280,000	392,006	94%

Public Offering

As of August 8, 2003, the Company had sold 4,020,046 shares of common stock for gross proceeds of $40,200,460.  As of August 8, 2003, the Company had incurred fees payable to the Advisor and the Dealer Manager in the amount of $1,206,014 and $3,819,044, respectively.   Of the amount payable to the Dealer Manager, $2,814,032 is payable by the Dealer Manger to selling broker-dealers who are not affiliated with the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains certain forward-looking statements.  When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  There are various factors that could cause actual results to differ materially from those which are expressed in, or implied by, such forward-looking statements.  Such factors include changes in general economic conditions, changes in real estate conditions, changes in interest rates, the amount of equity capital provided by the Company’s public offering, the availability of debt financing on terms that are favorable to the Company, the ability of the Company to acquire and lease properties on favorable terms, and the ability of tenants to make payments under their respective leases.  Readers of this filing are cautioned to consider these uncertainties in connection with all forward-looking statements.

Overview

Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality industrial buildings net leased to creditworthy corporate tenants.  The Company intends to qualify as a REIT for federal tax purposes commencing with its taxable year ending December 31, 2003.  The Company is structured as an UPREIT under which substantially all of the Company’s current and future business is and will be conducted through a controlling interest in a subsidiary, Dividend Capital Operating Partnership LP.

On April 15, 2002, the Company filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company had received clearance of its offering in forty-nine states as of December 2002.  The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company’s distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering.  Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow.  The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.

Results of Operations

Summary

During the six months ended June 30, 2003, the Company acquired its first real estate asset for a purchase price of $23,500,000, of which $11,350,000 was funded by debt and the remaining $12,150,000 was funded from the proceeds from our public offering.

As a result of this acquisition and due to the fact the period from inception through June 30, 2002 did not represent a full six month’s activity, the results of our operations for the three and six month periods ended June 30, 2003 have significant differences compared to our results of operations for the period from inception (April 12, 2002) through June 30, 2002.

Rental Revenue

The increase in rental revenue is attributable to the acquisition of the Nashville facility. Rental revenue reported for the three and six months ended June 30, 2003 represents revenue for a partial month from the Nashville facility.

Other Income

Other income increased primarily due to approximately $40,000 of interest earned from cash balances held in interest bearing bank accounts during the period ended June 30, 2003.

Depreciation on Real Estate Investments

The increase in depreciation associated with real estate investments is a result of a partial month’s depreciation on the acquisition of the Nashville facility.

Interest Expense

The increase in interest expense is attributable to the senior secured loan obtained to finance the closing of the Nashville facility.

General and Administrative Expenses

The increase in general and administrative expenses is attributable to the period ending June 30, 2003 containing a full three and six months operations versus the period from inception (April 12, 2002) through June 30, 2002.

Liquidity and Capital Resources

Overview

The Company’s management is committed to maintaining a strong balance sheet and preserving the Company’s financial flexibility, which management believes enhances its ability to capitalize on attractive investment opportunities as they become available.  The Company’s management believes its liquidity and ability to generate cash from its operating activities and financing activities are adequate to meet all of the Company’s cash flow needs during 2003 and for the foreseeable future. See the Company’s Condensed Consolidated Statements of Cash Flows for a summary of operating, investing and financing activities for the six months ended June 30, 2003.

Operating Activities

Cash flow provided by operating activities increased for the six month period ended June 30, 2003 compared to the period from inception (April 12, 2002) through June 30, 2002 primarily due to the cash flow provided by the Nashville acquisition.  In addition, the Company realized higher general and administrative costs which were partially offset by an increase in interest income. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

The funds used in investing activities increased primarily due to the acquisition of the Nashville facility and the associated acquisition costs.  In addition, the deferred acquisition costs was greater during the period ended June 30, 2003 compared to the period ended June 30, 2002.

Funds provided by financing activities increased primarily due to the proceeds received from the Company’s public offering, which were partially offset by the increase in offering costs. As of June 30, 2003, the Company had sold 2,893,847 shares of common stock for gross proceeds of approximately $28,938,470. In addition, funds provided by financing activities increased as a result of the senior secured debt incurred to fund the Nashville acquisition in the amount of $11,350,000.

Debt Service Requirements

The Company financed $11,350,000 of the purchase price for the acquisition of the Nashville, Tennessee distribution facility with a senior secured loan.  The senior secured loan from Bank of America, N.A., is at a variable annual interest rate equal to adjusted LIBOR plus 2.25% or (at the election of the Company) 1.0% over the Prime rate.  As of June 30, 2003 the interest rate was 3.513%.  The first year of the loan requires monthly interest payments only.  The loan provides for monthly amortization based on an 8%/25 year schedule commencing on the one year anniversary of the closing.  The loan, which is prepayable in whole or in part at any time, matures two years from closing at which time a balloon payment is scheduled.

The Company was in compliance with all of its financial covenants pertaining to its debt as of June 30, 2003.

Critical Accounting Policies

General

The following discussion pertains to critical accounting policies management believes are most “critical” to the portrayal of the Company’s financial condition and results of operations which require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  This discussion addresses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. The following discussion of critical accounting policies was written in addition to the discussion of critical accounting policy discussed in our Form 10-K filed for the year ended December 31, 2002 and as such should be read in conjunction with such filing.

Real Estate Acquisitions

Upon the acquisition of operating properties, management must make significant assumptions in order to allocate the purchase price of the properties to identifiable tangible and intangible assets associated with the property in accordance with SFAS No. 141, “Business Combinations.”  Management uses the best information available such as appraisals, current market rental rates, rental growth, discount rates and other variables to determine the most appropriate allocation.  However, if inappropriate variables are used in regards to these estimates, misclassification of assets or liabilities and incorrect calculation of depreciation amounts would occur, which would misstate our net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has obtained floating rate debt financing (described below) to fund a property acquisition, and therefore it is exposed to interest rate changes. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Company may borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate any interest rate risk on a related financial instrument.  The Company does not enter into derivative or interest rate transactions for speculative purposes.

On June 9, 2003, the Company obtained an $11,350,000 senior secured loan (the “Loan”) from Bank of America, N.A., at a variable annual interest rate equal to adjusted LIBOR plus 2.25% or (at the election of Dividend Capital) 1.0% over the Prime rate. As of June 30, 2003, the interest rate was 3.513%.  The Loan provides for monthly amortization based on an assumed 8%/25 year schedule commencing on the one year anniversary of the closing.  The Loan, which is pre-payable in whole or part at any time, matures two years from closing at which time a balloon payment is scheduled.  The terms of the Loan include certain financial covenants relating to minimum net worth, minimum liquidity, fixed charge average and total debt to total assets ratios that are tested on an annual and quarterly basis.  As of June 30, 2003, the Company was in compliance with all covenants associated with the Loan.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  The Company’s chief executive officer and chief financial officer, based on their evaluation of the Company’s disclosure controls and procedures before the filing date of this report, concluded that Company’s disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits
	31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K
The following reports were filed during the quarter for the period covered by this report:
Report on Form 8-K dated August 5, 2003.
Item 2: Acquisitions or Dispositions of Assets
Item 7: Financial Statements and Exhibits
Report on Form 8-K dated June 25, 2003
Item 2: Acquisitions or Dispositions of Assets
Item 7: Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.

Date: August 13, 2003	/s/ Evan H. Zucker
Evan H. Zucker
Chief Executive Officer

Date: August 13, 2003	/s/ James R. Mulvihill
James R. Mulvihill
Chief Financial Officer