Form 10-Q
period 2003-09-30
DIVIDEND CAPITAL TRUST INC
filed 2003-11-12
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

☐            Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from               to

Commission File No. 333-86234

DIVIDEND CAPITAL TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0538520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, Suite 1700 Denver, CO	80202 (Zip Code)
(Address of principal executive offices)

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

As of November 6, 2003, 8,307,086 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiary

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (Unaudited)

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003, for the Three Months Ended September 30, 2002 and for the Period From Inception (April 12, 2002) through September 30, 2002 (Unaudited)

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2003 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and for the Period from Inception (April 12, 2002) to September 30, 2002 (Unaudited)
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

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Real estate	$34,876,256	$—
Intangible lease asset	4,560,182	—
Less accumulated depreciation and amortization	(428,668)	—
Net Investment in Real Estate	39,007,770	—

Cash and cash equivalents	16,415,362	11,055
Restricted cash	—	681,890
Other assets, net	1,551,852	58,733
Total Assets	$56,974,984	$751,678

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$591,531	$79,500
Dividends payable	695,850	—
Subscriptions for common shares	—	681,890
Other liabilities	458,699	—
Intangible lease liability, net	127,421	—
Total Liabilities	1,873,501	761,390

Minority Interest	1,000	1,000

Shareholders’ Equity (Deficit):
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized,
6,398,066 and 200 shares issued and outstanding as of September
30, 2003 and December 31, 2002, respectively	63,981	2
Additional paid-in capital	55,920,950	1,998
Distributions in excess of earnings	(884,448)	(12,712)
Total Shareholders’ Equity (Deficit)	55,100,483	(10,712)
Total Liabilities and Shareholders’ Equity (Deficit)	$56,974,984	$751,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended	For the Period From Inception (April 12, 2002) through
	September 30,		September 30,	September 30,
	2003	2002	2003	2002

REVENUE:
Rental revenue	$842,519	$—	$960,115	$—
Other income	10,828	—	50,748	—
Total Revenue	853,347	—	1,010,863	—

EXPENSES:
Operating expenses	88,978	—	88,978	—
Depreciation & amortization	359,787	—	428,391	—
Interest expense	137,985	—	164,263	—
General and administrative expenses	117,787	17,500	223,491	30,800
Total Expenses	704,537	17,500	905,123	30,800

NET INCOME (LOSS)	$148,810	$(17,500)	$105,740	$(30,800)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	4,393,069	200	2,160,712	200

Diluted	4,413,069	200	2,180,712	200

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$0.03	$(87.50)	$0.05	$(154.00)

Diluted	$0.03	$(87.50)	$0.05	$(154.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2003

(Unaudited)

			Additional Paid-in Capital	Distributions in Excess of Earnings	Total Shareholders’ Equity (Deficit)

	Common Shares
	Shares	Amount

Balances, December 31, 2002	200	$2	$1,998	$(12,712)	$(10,712)

Issuance of common stock, net of offering costs of $7,997,582	6,397,866	63,979	55,917,098	—	55,981,077

Amortization of stock options	—	—	1,854	—	1,854

Dividends on common shares	—	—	—	(977,476)	(977,476)

Net income	—	—	—	105,740	105,740

Balances, September 30, 2003	6,398,066	$63,981	$55,920,950	$(884,448)	$55,100,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Period from Inception (April 12, 2002) through
	September 30, 2003	September 30, 2002

OPERATING ACTIVITIES:
Net income (loss)	$105,740	$(30,800)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	426,434	—
Increase in other assets	(88,321)	—
Increase in accounts payable, accrued expenses and other liabilities	537,266	25,000
Net cash provided by (used in) operating activities	981,119	(5,800)

INVESTING ACTIVITIES:
Real estate investments	(34,876,256)	—
Increase in intangible lease asset	(4,560,182)	—
Increase in intangible lease liability	133,688	—
Increase in deferred acquisition costs	(902,477)	—
Net cash used in investing activities	(40,205,227)	—

FINANCING ACTIVITIES:
Decrease (increase) in advance for offering costs, related party	52,923	(187,263)
Increase in amounts due from transfer agent	(557,423)	—
Increase in investor deposits	100,000	—
Proceeds from sale of common shares	64,012,962	2,000
Offering costs for issuance of common stock	(7,698,421)	—
Proceeds from issuance of Partnership Units to related party	—	200,000
Distributions to common shareholders	(281,626)	—
Net cash provided by financing activities	55,628,415	14,737

NET INCREASE IN CASH AND CASH EQUIVALENTS	$16,404,307	$8,937

CASH AND CASH EQUIVALENTS, beginning of period	$11,055	$—

CASH AND CASH EQUIVALENTS, end of period	$16,415,362	$8,937

Cash paid for interest expense	121,912.00	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

                Dividend Capital Trust Inc. (the “Company” or “Dividend Capital”) was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality industrial buildings net leased to corporate tenants.  The Company currently operates in a manner that meets all the requirements necessary to qualify as a real estate investment trust (“REIT”) and intends to qualify as a REIT for federal tax purposes commencing with its taxable year ending December 31, 2003.  The Company is structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of the Company’s current and future business is and will be conducted through a controlling interest in its subsidiary, Dividend Capital Operating Partnership LP (the “Partnership”), a Delaware limited partnership.  The Company commenced its operations in conjunction with the closing of its first real estate acquisition on June 9, 2003 (see Note 2) and as a result the financials statements of the Company are no longer presented as a development stage enterprise.

                Dividend Capital Advisors LLC (the “Advisor”), a related party, provides investment management and administrative services to the Company under an Advisory Agreement dated July 11, 2002.  Dividend Capital Securities LLC (the “Dealer Manager”), a related party, serves as the dealer manager of the Company’s public offering (see Note 7).

Interim Financial Information

                The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with the Company’s audited financial statements as of December 31, 2002 and related notes thereto, and the Company’s prospectus, as amended.

Principles of Consolidation

                The accounts of the Company and the Partnership, its controlled subsidiary, are consolidated in the accompanying financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

                The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

Real Estate

                Upon the acquisition of operating properties, the Company allocates the purchase price of the properties to identifiable tangible and intangible assets associated with the property based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  These tangible and intangible assets are depreciated or amortized over the useful life of such assets.    The difference between the purchase price and the estimated fair market value of the tangible assets is the identified intangible lease asset which is amortized over the average life of the in-place leases.

                In some cases, the acquired operating property may have in-place leases where the current rental rate is above or below market rental rates.  In such cases, SFAS No. 141 requires the discounted difference between the current and market rental rates to be recorded as an asset or liability and amortized over the life of the lease to rental revenue.  Related to this treatment, as of September 30, 2003, the Company had approximately $50,000 and $127,000 recorded as an intangible asset and an intangible liability, respectively, net of amortization of approximately $2,400 and $6,300, respectively.

                From time to time, the Company receives payments from the seller of properties under master lease agreements covering vacant space at the time of acquisition. The seller is generally obligated to make such payment until the earlier of the commencement of rent from a tenant for the vacant space or until the termination of the master lease agreement. GAAP requires the Company to record these payments as a reduction of the purchase price of the property upon receipt of the payment, rather than as rental income. As of September 30, 2003, the Company had one property, Chickasaw Distribution Facility (Building A), which contained a master lease agreement with the seller.  The cumulative amount of master lease payments under this master lease agreement as of September 30, 2003, was approximately $25,000.

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

Revenue Recognition

                The Company’s properties may have certain leases that provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. In cases where the minimum rental payments increase over the life of the lease, the Company records a receivable due from tenants (“deferred rents receivable”) for the difference between the amount of revenue recorded and the amount of cash received.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the nine months ended September 30, 2003, the statement of operations includes an increase in rental revenue of approximately $29,300 related to the straight-lining of revenue.  Included in other assets of the accompanying condensed consolidated balance sheet is approximately $29,300 of deferred rents receivable associated with the straight-lining of rental revenues.

Income Taxes

                The Company currently operates in a manner that meets all the requirements necessary to qualify for REIT status and will make an election under Internal Revenue Code Section 856 for the taxable year ending December 31, 2003.  In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period.  The Company does not anticipate that it will have any built-in gains at the time of its conversion to REIT status.  As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually all of its REIT taxable income, as defined in the Internal Revenue Code, to its shareholders and satisfies other requirements.  No provision has been made for federal income taxes in the accompanying condensed consolidated financial statements.

Stock-Based Compensation

                The Company has two stock-based employee and director compensation plans.  As of September 30, 2003, the Company had granted 40,000 options under the Director Stock Option Plan.  The Company accounts for these plans under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and related interpretations.  As of September 30, 2003, no options had been granted under the Employee Stock Option Plan.

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

New Accounting Principles

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  The Company is required to adopt the Interpretation for financial statements for the fiscal year or interim period beginning after June 15, 2003.  This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires the consolidation of results of variable interest entities in which the Company has a majority variable interest. The Company does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position, results of operations or cash flows.

                In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that an issuer that possesses certain financial instruments to classify such instruments as a liability (or as an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003.  Management is currently evaluating SFAS No. 150, however, the Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s financial position, results of operations or cash flows based on current interpretations and guidance.

Note 2 – Real Estate

Acquisitions

                During the nine months ended September 30, 2003, the Company acquired three industrial buildings for a combined purchase price of $37,780,000, exclusive of related closing costs and acquisition fees paid to the Advisor, as further described below.

              Nashville Facility

              On June 9, 2003, the Company closed on an acquisition of a one story, single tenant, newly constructed distribution facility located in Nashville, Tennessee (the “Nashville Facility”).  The Nashville Facility contains 756,000 rentable square feet and is located on approximately 50 acres of land.  The purchase price for the Nashville Facility was $23,500,000, which was paid with $11,350,000 from our senior secured loan (see Note 3) and $12,150,000 from proceeds from our public offering.  The total cost of the Nashville facility including closing costs and other expenses (including an acquisition fee of $705,000 paid to our Advisor) was approximately $24,480,000.  The results of operations from this acquired property, from the date of acquisition through September 30, 2003, are included in the Company’s result of operations for the three and nine months ended September 30, 2003. This facility is currently 100% leased to Bridgestone/Firestone North American Tire, LLC, a wholly owned subsidiary of Bridgestone Americas Holding, Inc. the North American holding company and a wholly owned subsidiary of the Japanese parent, Bridgestone Corporation.

                Chickasaw Facilities

                On July 22, 2003, the Company closed on an acquisition of two distribution facilities located in Memphis, Tennessee totaling approximately 392,000 square feet (together the “Chickasaw Facilities”).  The total cost of the two facilities including closing costs and other expenses (including an acquisition fee of $428,400 payable to our Advisor) was approximately $14,850,000.  The total cost was funded from the net proceeds received from the Company’s public offering.  As of September 30, 2003, the two facilities were approximately 94.0% leased to various tenants with the remaining vacancy master leased by the seller for a period of twelve months. Master lease payments are accounted for as an adjustment to the purchase price and as of September 30, 2003, the Company had received approximately $25,000 which reduced the amount invested in real estate in the accompanying condensed consolidated balance sheet.

The results of operations from this acquired property, from the date of acquisition through September 30, 2003, are included in the Company’s results of operations for the three and nine months ended September 30, 2003.

Note 3 – Borrowings

                On June 9, 2003, the Company obtained an $11,350,000 senior secured loan (the “Loan”) from Bank of America, N.A., at a variable annual interest rate equal to adjusted LIBOR plus 2.25% or (at the election of Dividend Capital) 1.0% over the Prime rate. The Loan was secured by the Nashville facility.  In September 2003, the Company exercised its right to pre-pay the balance of the Loan in full, with accrued interest, pursuant to the loan agreement, with proceeds from the Company’s public offering.  This pre-payment resulted in a write-off of deferred loan costs to interest expense in the amount of approximately $41,000 for the periods ended September 30, 2003.

Note 4 – Public Offering

                On April 15, 2002, the Company filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) covering a public offering of its common stock and the Registration Statement was declared effective by the SEC on July 17, 2002.  The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company’s distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering.  Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow.  The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.  As of September 30, 2003, 6,397,866 shares of common stock had been sold under this Registration Statement for gross proceeds of approximately $63,978,660.

Note 5 – Minority Interest

                Minority interest consists of the following as of:

	September 30, 2003	December 31, 2002

Limited partnership units	$—	$—
Limited partnership Special Units	1,000	1,000
Total	$1,000	$1,000

Limited Partnership Units

                Upon inception (April 12, 2002), the Partnership issued to the Advisor 20,000 limited partnership units in exchange for $200,000 representing an initial 99% limited partnership interest.  As of September 30, 2003, the Advisor held a limited partnership interest in the Partnership of less than 1.0%.

                The allocation of net loss to the limited partnership unit holder for the period ended December 31, 2002 had reduced the minority interest balance to zero.  The excess loss attributable to the minority interest for the periods ended December 31, 2002 and September 30, 2003 was $10,758 and $998,

respectively.  The total accumulated excess loss of $11,756 will be applied to future income attributable to the minority interest.

                Limited partnership units are redeemable at the option of the unit holder. The Company, at its sole discretion, has the option of redeeming the limited partnership units for cash or common shares.

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

Note 6 – Related Party Transactions

Advisory Transactions

                The Advisor is considered a related party as certain executives and board members of the Company have material, indirect ownership interests in the Advisor.  In addition, all executives of the Company are also executives of the Advisor.  The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and advisory fees to the Advisor.  The amount of such fees shall equal up to 3.0% of the aggregate purchase price of all properties acquired by the Company.  As of September 30, 2003, the Company had paid the Advisor approximately $1.1 million in connection with the acquisition services provided by the Advisor.

                The Company will be responsible for the payment of all organization and offering expenses not to exceed 3.0% of gross offering proceeds.  The Advisor is obligated to fund all organization and offering expenses in excess of 3.0% of gross offering proceeds.  As of September 30, 2003, the Advisor had funded approximately $9.7 million of offering related costs and the Company has reimbursed the Advisor approximately $1.8 million of these costs.

Dealer Manager Transactions

                The Dealer Manager is considered a related party as certain executives and board members of the Company have material, indirect ownership interests in the Dealer Manager.  The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 2.5% of gross offering proceeds to the Dealer Manager as compensation for managing the offering.  The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering.  The Company will also pay a sales commission of up to 7% on shares sold in the offering.  The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales.  As of September 30, 2003, the Company had paid approximately $5.9 million for commissions and management of the Company’s initial offering, of which approximately $4.3 million has been paid to selling broker-dealers who are not affiliated with the Company.

Note 7 – Subsequent Events

Acquisitions

                Rancho Facility

                On October 20, 2003, the Company acquired the Rancho Technology Park facility (the “Rancho Facility”), which is a one-story, newly constructed distribution facility with 201,493 square feet of leasable space. The cost of the Rancho Facility (including an acquisition fee of $297,795 payable to our Advisor) was approximately $10,350,000, which was paid with the proceeds from the Company’s public offering.  These costs include certain escrow amounts related to the newly negotiated lease with Ozburn-Hessey Logistics, LLC (OHL) totaling approximately $585,000 which represents amounts to be paid for tenant finish and leasing commissions.

                CHEP USA, GP entered into a net lease for approximately 50% of the facility’s gross leasable square feet.  CHEP USA, GP, a wholly-owned subsidiary of Brambles Group, operates globally and distributes, collects, reworks and reissues more than 200 million pallets and containers annually.

                The remaining space is currently leased to OHL. As a full service logistics company, OHL provides distribution services, transportation management and equipment sourcing to large national and regional companies. Per the lease agreement, rent will commence either; 1) November 15, 2003, if the temporary occupancy permit has been obtained, or 2) the later of January 15, 2004 or upon obtaining the occupancy permit. Per the master lease agreement with the seller, the seller is obligated to pay rent on this space at the same monthly rate that OHL will assume until the space is occupied and rent has commenced.

Mallard Lake

                On October 29, 2003, Dividend Capital acquired a 222,122 square foot distribution facility (“Mallard Lake”) in the Mallard Lake Distributions Center, a business park in Hanover Park, Illinois (an industrial submarket of Chicago). The Company purchased the building from an unrelated third party that developed Mallard Lake during 1999. The cost of Mallard Lake (including an acquisition fee of $329,259 payable to our Advisor) was approximately $11,400,000, which was paid with proceeds from the Company’s public offering.  The facility is fully leased to Iron Mountain Inc. (NYSE: IRM), an international information storage, management and protection services company.

West by Northwest

                On October 30, 2003, the Company acquired an 189,467 square foot industrial distribution building (“West by Northwest”) in the West by Northwest Business Center. The West by Northwest

Business Center is located in Houston’s northwest submarket and was developed by an unrelated third party during 1997.  The cost of West by Northwest (including an acquisition fee of $248,250 payable to our Advisor) was approximately $8,610,000, which was paid for with proceeds from the Company’s public offering and proceeds from the Credit Facility (as discussed below). The building is fully leased to Inventec Electronics Corp, USA., the American subsidiary of Inventec Corp., a Taiwanese designer and manufacturer of technology products, including computers, handhelds and servers.

Senior Secured Revolving Credit Facility

                On October 30, 2003 the Company executed an agreement with Bank One, N.A. for a senior secured revolving credit facility (the “Credit Facility”) for $50 million which may be increased up to $200 million in total.  Simultaneously, the Company borrowed $3.0 million under this Credit Facility to fund the closing of the West by Northwest Business Center. The Credit Facility bears interest at LIBOR plus 1.125% to 1.500%.  The Credit Facility matures in April 2004, however, upon successful syndication of this facility, it is expected that the facility will be amended and restated, under the terms consistent with the current facility, to include a maturity date three years after the closing of the syndication.

Public Offering

                As of November 6, 2003, the Company had sold approximately 8.3 million shares of common stock for gross proceeds of approximately $83.1 million.  In conjunction with the sale of such shares, the Company had incurred fees payable to the Dealer Manager in the amount of approximately $7.6 million, of which approximately $7.2 million has been paid. Of the amount paid to the Dealer Manager, approximately $5.3 million was re-allowed by the Dealer Manager to selling broker-dealers who are not affiliated with the Company.   In addition, the Company incurred amounts payable to the Advisor for reimbursement of offering costs of approximately $2.5 million, of which approximately $2.4 million has been paid.

Special Meeting of Shareholders

                On October 16, 2003, the Board of Directors (the “Board”) of the Company held a special meeting to vote on certain proposed amendments to the Company’s articles of incorporation. The Board approved the amendments to the Company’s articles of incorporation and recommended that the Company’s shareholders approve such amendments. A special meeting of shareholders of the Company will be held at the Company’s corporate offices on November 21, 2003.

                A vote will be held at this special meeting to amend the Company’s articles of incorporation regarding a reduction of the current fees and reimbursements paid to the Dealer Manager and the Advisor. Additionally, a vote will be held to change the Company’s articles of incorporation regarding the Company’s leverage restriction and to give authority to an investment committee (consisting of a majority of independent directors) to approve acquisitions of up to $25 million.

                The Board has fixed October 16, 2003 as the record date for the determination of shareholders entitled to receive notice of and to vote at the special meeting or any postponement or adjournment of the meeting.

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

Overview

        Dividend Capital was formed in April 2002 as a Maryland corporation in order to invest in industrial buildings net leased to corporate tenants.  The Company operates in a manner to qualify as a REIT for federal tax purposes commencing with its taxable year ending December 31, 2003.  The Company is structured as an UPREIT under which substantially all of the Company’s current and future business is and will be conducted through a controlling interest in its subsidiary, Dividend Capital Operating Partnership LP.

On April 15, 2002, the Company filed its Registration Statement with the SEC covering a public offering of its common stock and the Registration Statement was declared effective by the SEC on July 17, 2002.  The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company’s distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering.  Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow.  The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.

Results of Operations

Summary

        During the nine months ended September 30, 2003, the Company acquired its first real estate assets for a combined purchase price of $37,780,000, which was funded from the proceeds from our public offering.  As a result of these acquisitions, and due to the fact the period from inception through September 30, 2002 did not represent a full nine month’s of activity, the results of our operations for the three and nine months ended September 30, 2003 have significant differences compared to our results of operations for the period from inception (April 12, 2002) through September 30, 2002.

Rental Revenue

        The increase in rental revenue is attributable to the revenue generated by the newly acquired distribution facilities, the Nashville Facility and the Chickasaw Facilities. The Nashville Facility and the Chickasaw Facilities produced over $625,000 and $332,000 of revenue, respectively, for the nine months ended September 30, 2003.

Other Income

        Other income primarily includes interest income.  Other income increased primarily due to approximately $46,000 of interest earned from cash balances held in interest bearing bank accounts during the period ended September 30, 2003.

Depreciation and Amortization on Real Estate Investments

        The increase in depreciation and amortization expense associated with real estate investments is a result of several months of depreciation and amortization on the newly acquired properties.  The depreciation and amortization expense includes the amortization of the intangible lease assets resulting from SFAS No. 141, “Business Combinations,” which requires the Company to allocate a portion of the purchase price to an intangible asset that is subsequently amortized over the average life of the in-place leases.

Interest Expense

        The increase in interest expense is attributable to the senior secured loan obtained to finance the closing of the Nashville Facility.  The loan was paid in full in September 2003 resulting in a write-off of deferred loan costs to interest expense in the amount of approximately $41,000.

General and Administrative Expenses

        The increase in general and administrative expenses during the period ended September 30, 2003 compared to the period from inception (April 12, 2002) through September 30, 2002 is due to increased operating activities and a full nine months of operations.

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

Operating Activities

        Cash flow provided by operating activities increased approximately $980,000 for the nine month period ended September 30, 2003 compared to the period from inception (April 12, 2002) through September 30, 2002 due to the cash flow provided by the newly acquired properties.  In addition, the Company realized higher general and administrative costs related to the operations of the newly acquired properties which were partially offset by an increase in interest income resulting from higher cash balances. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

        The funds used in investing activities increased approximately $40.2 million primarily due to the acquisitions of the Nashville Facility, the Chickasaw Facilities and the associated acquisition costs.  In addition, the deferred acquisition costs were greater during the period ended September 30, 2003 compared to the period ended September 30, 2002 due to the Company having additional deposits for potential property acquisitions.

        Funds provided by financing activities increased primarily due to the proceeds received from the Company’s public offering, which were partially offset by the increase in offering costs. As of September 30, 2003, the Company had sold 6,397,866 shares of common stock for gross proceeds of approximately $64.0 million and paid related offering costs of approximately $8.0 million.

        Our articles of incorporation limits our maximum leverage to 50% of the value of our properties.  As of September 30, 2003, our properties were unencumbered by debt.  If we were to borrow the maximum amount permitted by our articles of incorporation, we would have approximately $19.7 million in additional cash from financing, using this standard.

        The Company is currently seeking to raise additional capital through the sale of limited partnership interests (“DCX Units”) in Dividend Capital Operating Partnership LP, which is in conjunction with tax deferred exchanges under either or both of Sections 1031 and 721 of the Internal Revenue Code.  The issuance price per DCX Unit will be determined at the time of such issuance by reference to the fair market value per common share of Dividend Capital Trust which is currently $10.00 per share. Unit holders will be entitled to receive distributions equal to distributions declared by the Company’s board of directors for common shareholders.  Although each DCX Unit will be economically equivalent to one common share of Dividend Capital Trust, DCX Unit holders are not entitled to vote on Dividend Capital Trust matters.  Upon holding DCX Units for a period of at least one year, and subject to certain restrictions, an investor may require Dividend Capital Operating Partnership to redeem some or all of the investors DCX Units for Dividend Capital Trust’s common stock or, at the option of Dividend Capital Operating Partnership, for cash.  The Company’s management believes this additional capital raising effort will provide the Company with cost efficient capital which will be used to acquire high quality industrial properties. Similarly to the Company’s public offering, certain fees, commissions and reimbursements may be paid to related parties of up to 10.0% of the gross proceeds generated from the issuance of DCX Units.

Debt Service Requirements

        The Company financed $11,350,000 of the purchase price for the acquisition of the Nashville, Tennessee distribution facility with a senior secured loan.  In accordance with the loan agreement, in September 2003, the Company exercised its right to prepay the balance of this loan in full, including accrued interest.

        On October 30, 2003, the Company executed an agreement with Bank One, N.A. for a $50 million credit facility which may be increased up to $200 million in total.  Simultaneously, the Company borrowed $3.0 million under this credit facility to fund the closing of the West by Northwest Business Center. The credit facility bears interest at LIBOR plus 1.125% to 1.500%.  The credit facility matures in April 2004 however, upon successful syndication of this facility, it is expected that the facility will be amended and restated, under the terms consistent with the current facility, to include a maturity date three years after the closing of the syndication.  The terms of the credit facility includes certain financial covenants relating to minimum net worth, minimum liquidity, fixed charge average and total debt to total assets ratios that are tested on an annual and quarterly basis.

Critical Accounting Policies

General

        The following discussion pertains to critical accounting policies management believes are most “critical” to the portrayal of the Company’s financial condition and results of operations which require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  This discussion addresses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. The following discussion of critical accounting policies was written in addition to the discussion of critical accounting policies discussed in our Form 10-K filed for the year ended December 31, 2002 and as such should be read in conjunction with such filing.

Real Estate Acquisitions

        Upon the acquisition of operating properties, management must make significant assumptions in order to allocate the purchase price of the properties to identifiable tangible and intangible assets associated with the property in accordance with SFAS No. 141, “Business Combinations.”  Management uses the best information available such as appraisals, current market rental rates, rental growth, discount rates and other factors to determine the most appropriate allocation.  However, if inappropriate information is used in regards to these estimates, misclassification of assets or liabilities and incorrect calculation of depreciation amounts would occur, which would misstate our net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company has obtained floating rate debt financing to fund property acquisitions, and therefore it is  exposed to interest rate changes. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to limit its potential overall borrowing costs.  To achieve its objectives, the Company may borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate any interest rate risk on a related financial instrument.  The Company does not enter into derivative or interest rate transactions for speculative purposes.  As of September 30, 2003, the Company had not entered into any derivative financial instruments.

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

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 16, 2003, the Board of Directors (the “Board”) of the Company held a special meeting to vote on certain proposed amendments to the Company’s articles of incorporation. The Board approved the amendments to the Company’s articles of incorporation and recommended that the Company’s shareholders approve such amendments. A special meeting of shareholders of the Company will be held at the Company’s corporate offices at 518 17th Street, Suite 1700 Denver, Colorado on November 21, 2003 at 10:00 a.m. local time, for the following purposes:

(1)                                  To approve an amendment to the Company’s articles of incorporation to:

                                                (a) reduce the maximum acquisition fee that may be paid to the Advisor from 3% to 1% and to add a maximum asset management fee of 0.75% per annum of the undepreciated cost of the Company’s properties;

                                                (b) reduce the amount that the Company may reimburse the Advisor for organizational and offering expenses from 3% to 2% of the gross proceeds of the Company’s public offering;

                                                (c) reduce the amount that the Company may pay the dealer manager from 2.5% to 2% of the gross proceeds of the Company’s public offering, limit the amount of this fee that may be re-allowed by the dealer manager to 1.0% and reduce the maximum amount of up-front selling commissions that the Company may pay the dealer manager from 7% to 6% of the gross proceeds of the Company’s public offering (except that the selling commission may remain at up to 7% where the purchaser elects to pay a deferred commission); and

                                                (d) reduce the maximum property management fee paid to an affiliate of the Advisor from the lesser of 4.5% of the Company’s gross revenues or 0.6% of the net asset value of the Company’s properties  to the lesser of 3% of the Company’s gross revenues or 0.6% of the net asset value of the Company’s properties.

(2)                                  To approve an amendment to the Company’s articles of incorporation that would calculate the Company’s 50% leverage restriction based on the Company’s gross assets instead of based on the value of the Company’s properties, and to eliminate the 75% leverage restriction on any individual property. “Gross Assets” shall mean the total assets of the Company, at cost, before deducting depreciation or other non-cash reserves, calculated in accordance with Generally Accepted Accounting Principles (“GAAP”); less those assets required to by GAAP to be included in the total assets of the Company which the Company does not legally own.

(3)                                  To approve an amendment to the Company’s articles of incorporation that would permit the investment committee of the Board, consisting of a majority of independent directors, to approve any single property acquisition transaction of up to $25 million in total purchase price.

(4)                                  To transact such other business as may properly come before the meeting, or any adjournment thereof.

        The Board has fixed October 16, 2003 as the record date for the determination of shareholders entitled to receive notice of and to vote at the special meeting or any postponement or adjournment of the meeting.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits

31.1                           Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K

        The following reports that were filed relate to the period covered by this report:

        1. Report on Form 8-K filed August 5, 2003.

Item 2: Acquisitions or Dispositions of Assets

Item 7:  Financial Statements and Exhibits

                2. Report on Form 8-K/A filed October 3, 2003

Item 2: Acquisitions or Dispositions of Assets

Item 7:  Financial Statements and Exhibits

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.

Date: November 12, 2003	/s/ Evan H. Zucker
Evan H. Zucker
Chief Executive Officer

Date: November 12, 2003	/s/ James R. Mulvihill
James R. Mulvihill
Chief Financial Officer