Form 10-K
period 2003-12-31
DIVIDEND CAPITAL TRUST INC
filed 2004-03-22
CIK 1170991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-86234

DIVIDEND CAPITAL TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0538520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

518 Seventeenth Street, 17th Floor Denver, CO	80202 (Zip Code)
(Address of Principal Executive Offices)

(303) 228-2200
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

There were 2,893,647 shares of the registrant owned by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.  The number of shares outstanding of the registrant’s common stock as of March 15, 2004 was 20,113,562.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10-K that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are usually identified by the use of words such as “will,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “plans,” “intends,” “should” or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have discussed in this Form 10-K some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this document.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the SEC, and you should not place undue reliance on those statements.

PART I

ITEM 1. BUSINESS

Overview

Dividend Capital Trust Inc. (collectively with its consolidated subsidiaries and partnerships, “Dividend Capital” or the “Company”) was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate tenants. The Company has qualified as a real estate investment trust (“REIT”) for federal tax purposes commencing with its taxable year ended December 31, 2003.  The Company is structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of the Company’s current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (the “Partnership”), a Delaware limited partnership.  As used herein, “Dividend Capital,” “we” and the “Company” refers to Dividend Capital Trust Inc. and Dividend Capital Operating Partnership LP, collectively, except where the context otherwise requires.

Dividend Capital Trust Inc. is the general partner of the Partnership and as of December 31, 2003, held a 99.9% interest in the Partnership. In addition, Dividend Capital Advisors LLC (the “Advisor”) held a 0.1% limited partnership interest in the Partnership as of December 31, 2003.  Subject to certain restrictions, the limited partners may require the Partnership to redeem some or all of their operating partnership units for the Company’s common shares or, at the option of the Partnership, for cash.  The rights of the limited partners are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Partnership’s assets.  Due to the Company’s control of the Partnership through its general partner and limited partner interests, the Partnership is consolidated with the Company and the limited partnership interest not held by the Company is reflected as a minority interest in the accompanying consolidated financial statements.

The Company’s day to day activities are managed by the Advisor, an affiliate of the Company, under the terms and conditions of an advisory agreement.  The Advisor is beneficially owned by three of our directors and certain officers.  In addition, under the terms of a dealer manager agreement, Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of the Company’s current public offering.  The Dealer Manager is also beneficially owned by three of our directors.

Currently, there are no employees of the Company.  All management and administrative personnel responsible for conducting the Company’s business are currently employed by the Advisor and the Dealer Manager.  Currently, the Advisor and its affiliates have over 40 full-time employees engaged in business activities for the Company.

Corporate Objectives

The Company’s corporate objectives are:

•                                          To pay consistent quarterly cash distributions to our investors and to increase our distributions over time;

•                                          To manage risk in order to preserve, protect and return our investors’ capital contributions;

•                                          To realize capital appreciation upon our ultimate sale of our properties; and

•                                          To ultimately list our common stock on a national securities exchange or an over-the counter market, complete a sale or merger of Dividend Capital Trust in a transaction which provides our investors with securities of a publicly traded company or sell substantially all of our properties, for cash or other consideration; if we do not complete such a transaction or obtain such listing of the shares by February 2013, our articles of incorporation requires us to begin selling our properties and other assets and distribute the net proceeds to our investors.

The Company intends to achieve these objectives through a disciplined approach of building a nationwide portfolio of industrial real estate consisting primarily of high quality, generic distribution warehouses and light industrial buildings that are primarily net leased to creditworthy corporate tenants.

Investment Strategy

Dividend Capital Trust has developed and is currently implementing a comprehensive investment strategy. The four principal components are: 1) Target Markets; 2) Bulk Distribution and Light Industrial Facilities; 3) Portfolio Diversification; and 4) Credit Worthy National, Regional and Local Tenants.

Target Markets

•                                          Major ports of entry: air, truck or seaport related. Target markets with these characteristics presently include Los Angeles, Northern New Jersey, Miami, Houston and Memphis;

•                                          Strategically located, regional distribution markets with excellent interstate highway connections. Target markets with these characteristics presently include Atlanta, Indianapolis, Columbus, St. Louis, and Dallas; and

•                                          Markets with a large population base within a one thousand mile ring. Target markets with these characteristics presently include Chicago, Cincinnati, and Nashville.

The Company intends to focus primarily on the top 20% of US markets exhibiting these characteristics. Within these markets, certain submarkets will be targeted based on a number of factors including submarket size and depth, interstate highway access and potential for rental rate growth.

Bulk Distribution and Light Industrial Facilities

Within the industrial real estate sector, bulk distribution and light industrial buildings have been selected for their cash flow characteristics including stability, low turnover costs, re-leasability due to their generic design, and liquidity given institutional demand for these types of industrial buildings. Although the characteristics of individual acquisitions may vary, typical physical characteristics are summarized below.

	Bulk Distribution	Light Industrial
Building size (square feet)	150,000 to 1 million	75,000 to 150,000
Clear height	24' to 36'	18' to 26'
Loading	Dock high	Dock high
Truck court depth (feet)	90 - 200	90 - 120
Building depth (feet)	200 - 600	90 - 200
Percentage office space	2% - 10%	10% - 25%
Primary use	Distribution	Distribution/Light Assembly

Portfolio Diversification

The Company’s objective is to build a high quality, diversified portfolio. While there can be no assurance that the Company can achieve this objective in the desired time frame or at all, the Company’s management is working to diversify its portfolio as follows:

•                                          Markets: Presently approximately 25 markets are targeted

•                                          Tenants: No tenant or company should account for more than approximately five percent of net rental income within three years

•                                          Industry Exposure: Broad based exposure to multiple industries within the tenant base

•                                          Lease Rollovers: Within three years, no more than approximately 17% of tenant leases rolling or expiring in any calendar year

Creditworthy National, Regional and Local Tenants

The Company’s objective is to acquire buildings primarily leased to creditworthy companies which operate nationally, regionally, or locally. Listed below are our largest tenants as of December 31, 2003.

				% of	Annual	% of	Lease
Market	Building	Tenant	SF	Portfolio	Rents(2)	Portfolio	Expiration
Nashville	Bridgestone/Firestone	Bridgestone/Firestone	756,030	20.67%	$1,924,000	16.71%	5/31/2013
Dallas	Pinnacle C	International Truck & Engine Corp	280,000	7.66%	882,000	7.92%	12/18/2012
Chicago	Mallard Lake	Iron Mountain	222,122	6.07%	950,000	7.64%	5/17/2014
Houston	West by Northwest	Inventec (1)	189,467	5.18%	622,000	5.16%	4/30/2007
		Total	1,447,619	39.6%	$4,378,000	37.2%

(1)          Rent concessions stop in May 2004, when the annual rent increases to $704,817

(2)          These represent amounts to be paid which could be different than revenue recognized for GAAP.

Website Address

Access to copies of our filings with the SEC may be obtained free of charge from our website at www.dividendcapital.com.

ITEM 2. PROPERTIES

Dividend Capital has invested in real estate assets that are primarily generic bulk industrial distribution properties.  As of December 31, 2003, Dividend Capital had direct ownership of 13 properties located in eight markets throughout the United States.  The information in the following table is as of December 31, 2003 for the properties beneficially owned by Dividend Capital and its consolidated subsidiaries.

Market	Property	Date Acquired	Year Built	Number of Buildings	Approximate Total Acquisition Cost(1)	Debt	Gross Leasable Area	Occupancy(2)
Nashville	Bridgestone/Firestone	6/9/03	2003	1	$24,500,000	$—	756,000	100%
Memphis	Chickasaw	7/22/03	2000	2	14,800,000	—	392,000	94%
Los Angeles	Rancho	10/16/03	2002	1	10,400,000	—	201,493	100%
Chicago	Mallard Lake	10/29/03	1999	1	11,400,000	1,000,000	222,122	100%
Houston	West by Northwest	10/30/03	1997	1	8,600,000	—	189,467	100%
Cincinnati	Park West	12/15/03	2001 and 2003	3	25,100,000	15,860,517	470,957	100%
Dallas	Pinnacle	12/15/03	2002	2	29,300,000	17,778,723	730,000	89%
Dallas	DFW	12/15/03	1999	1	11,400,000	6,860,761	252,776	80%
Indianapolis	Plainfield I	12/22/03	2000	1	15,700,000	—	442,129	68%

Total				13	$151,200,000	$41,500,000	3,656,944	92	%(2)

(1) These costs include the acquisition fees paid to the Advisor.

(2) As of December 31 2003, all vacant space was under master leases whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new tenant.  For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue.

Description of Properties

Bridgestone/Firestone Distribution Center—Nashville, TN

The Bridgestone/Firestone facility is a cross-docked, single-tenant distribution facility with 756,000 square feet leased to Bridgestone/Firestone North American Tire, LLC. Located off I-40 just east of State Highway 109 in Lebanon, Tennessee, this east Nashville submarket, together with the Southeast submarket, are the primary locations of Nashville’s class A distribution facilities. Prior to the end of the seventh year of the initial lease term, Bridgestone/Firestone North American Tire, LLC has the option to require the Company to build out the additional 250,000 square feet of expansion space. Upon completion of the build out, the tenant would be required to lease the entire facility for at least five additional years from the expansion space lease commencement date. The total cost of the Nashville facility (including an acquisition fee of $705,000 paid to the Advisor) was approximately $24.5 million.

Chickasaw Distribution Center—Memphis, TN

The two Chickasaw buildings, completed in 2000, are part of a master planned park called Chickasaw Distribution Center located in Memphis, Tennessee. The Chickasaw facilities are located in the southeastern Memphis market, two minutes from the Memphis International Airport, five minutes from US 78, 14 minutes from I-55 and seven minutes from I-240. These buildings total 392,000 square feet. The cost of the facilities was approximately $14.8 million (including an acquisition fee of $525,000 paid to the Advisor).

Rancho Technology Park—Rancho Cucamonga, CA

The Rancho Technology Park facility is a 201,493 square foot distribution facility constructed in 2002. This building is located two and a half miles from the Ontario International Airport and two miles from I-10 with easy access to I-15. Rancho Cucamonga is part of the Inland Empire, a major distribution space sub-market of Los Angeles. The cost of the Rancho Facility (including an acquisition fee of $297,795 payable to the Advisor) was approximately $10.4 million. These costs include certain escrow amounts related to the newly negotiated lease with Ozburn-Hessey Logistics, LLC totaling approximately $525,000, which primarily represent amounts to be paid for tenant finish and leasing commissions.

Mallard Lake Distribution Center—Chicago, IL

Mallard Lake Distribution Center is a 222,122 square foot, rear load distribution facility located in a master planned park in Hanover Park, Illinois, a sub-market of Chicago. Hanover Park is part of the Dupage County sub-market, a major submarket of Chicago located seven miles form O’Hare Airport. Completed in 2002, the facility is fully leased to Iron Mountain Inc., an international information storage, management and protection services company. The total cost of Mallard Lake (including an acquisition fee of approximately $330,000 payable to the Advisor) was approximately $11.4 million.

West by Northwest Business Center—Houston, TX

West by Northwest Business Center is a 189,467 square foot distribution facility located in Houston’s northwest submarket and was developed in 1997. West by Northwest is located adjacent to the intersection of the Houston Toll Road 8 and highway 290 with Hempstead Highway to the south. The total cost of West by Northwest (including an acquisition fee of approximately $248,000 paid to the Advisor) was approximately $8.6 million of which $290,000 is being held in escrow for future tenant improvements.

Park West Distribution Facilities—Cincinnati, OH

The Park West Facilities consists of three rear-loading distribution facilities developed in 2001 and 2003 totaling 470,957 rentable square feet. Park West, a master planned distribution park, is located in Hebron, Kentucky, a submarket of Cincinnati, which is approximately six minutes from the Cincinnati Northern Kentucky Airport. The total cost of Park West (including an acquisition fee of approximately $727,500 paid to the Advisor) was approximately $25.1 million.

Pinnacle Industrial Center—Dallas, TX

The Pinnacle Distribution Facilities are comprised of two buildings developed in 2002, total approximately 730,000 square feet and are located in Dallas, Texas. Pinnacle is located on I-30, with close proximity to I-20 and downtown Dallas. The total cost of Pinnacle (including an acquisition fee of approximately $849,000 payable to our Advisor) was approximately $29.3 million.

DFW Trade Center—Dallas TX

The DFW Distribution Facility (“DFW”) is a 253,000 square foot distribution facility developed in 1999 which is located in the Las Colinas Airport submarket of Dallas, Texas. The building is located five miles north of DFW Airport on State Highway 121 and has easy access to all quadrants of the metroplex. The total cost of DFW (including an acquisition fee of approximately $330,000 paid to the Advisor) was approximately $11.4 million.

Plainfield Distribution Center—Indianapolis, TN

The Company purchased a 442,129 square foot distribution facility developed in 2000 located in Plainfield, Indiana, a submarket of Indianapolis located on I-70 less than four miles from Indianapolis International Airport. The total cost of Plainfield (including an acquisition fee of approximately $453,210 paid to the Advisor) was approximately $15.7 million.

Lease Expirations

The following table sets forth a schedule of expiring leases by square footage and by annualized rental revenue:

Year	Square Feet(1) Expiring	Percent of Portfolio	Annual Rental Payments of Expiring Leases	Percent of Portfolio
2004	—	—	$—	—
2005	51,113	1.4%	207,212	1.9%
2006	323,117	8.8%	1,223,285	11.0%
2007	539,832	14.8%	1,537,744	13.8%
2008	595,482	16.3%	2,243,363	20.1%
Thereafter	1,854,572	50.7%	5,925,816	53.2%
Total	3,364,116	92.0%	$11,137,220	100.0%

(1) Excludes master lease agreements covering 292,864 square feet of space. The term of these master lease agreements end the earlier of 12 months or rent commencement of a new tenant.

ITEM 3. LEGAL PROCEEDINGS

From time to time, Dividend Capital may be party to a variety of legal proceedings arising in the ordinary course of the Company’s business.  The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

A special meeting of shareholders was held on November 21, 2003 at our corporate offices to vote on several amendments to our articles of incorporation.  Over 60% of shareholders of record as of October 17, 2003 voted and approved the following amendments as summarized below:

(1)                                  Over 90% of the shares voted approved an amendment to our articles of incorporation to:

(a) reduce the maximum acquisition fee that may be paid to our Advisor from 3% to 1% and to add a maximum asset management fee of 0.75% per annum of the undepreciated cost of our properties;

(b) reduce the amount that the Company may reimburse the Advisor for organizational and offering expenses from 3% to 2% of the gross proceeds of our public offering;

(c) reduce the amount that the Company may pay the Dealer Manager from 2.5% to 2% of the gross proceeds of our public offering, limit the amount of this fee that may be re-allowed by the Dealer Manager to 1.0% and reduce the maximum amount of up-front selling commissions that the Company may pay the Dealer Manager from 7% to 6% of the gross proceeds of our public offering (except that the selling commission may remain at up to 7% where the purchaser elects to pay a deferred commission); and

(d) reduce the maximum property management fee that the Company may pay to an affiliate of the external advisor from the lesser of 4.5% of our gross revenues or 0.6% of the net asset value of our properties  to the lesser of 3% of our gross revenues or 0.6% of the net asset value of our properties.

(2)                                  Over 90% of the shares voted approved an amendment to our articles of incorporation to calculate our 50% leverage restriction based on our gross assets instead of based on the value of our properties, and to eliminate the 75% leverage restriction on any individual property.  “Gross assets” is the total assets of the Company, at cost, before deducting depreciation or other non-cash reserves, calculated in accordance with GAAP, less those assets required by GAAP to be included in the total assets of the Company which the Company does not legally own.

(3)                                  Over 90% of the shares voted approved an amendment to our articles of incorporation to permit the Investment Committee of our Board, consisting of a majority of independent directors, to approve any single property acquisition transaction with a purchase price of up to $25 million.

The changes in the upfront fees paid to the Advisor and its affiliates occurred in November 2003 upon receiving gross proceeds of $100 million from our public offering.  The change in the amount paid to the Advisor for acquisition fees and for the commencement of the asset management fees will occur upon the acquisition of $170 million of properties.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

There is no established public trading market for the Company’s common stock.  Based on the Company’s current public offering, the estimated value of the common stock is $10 per share. As of March 15, 2004, there were approximately 5,700 shareholders of record.

In order for NASD members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to our public offering or to participate in any future offering of our shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, the estimated value of the shares shall be deemed to be $10 per share as of December 31, 2003.  The basis for this valuation is the fact that we are conducting a public offering of our shares at the price of $10 per share.  However, there is no significant public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Moreover, we have not performed an evaluation of our properties; as such, this valuation is not necessarily based upon the value of the properties, nor does it represent the amount stockholders would receive if our properties were sold and the proceeds distributed to our stockholders in a liquidation, which amount would most likely be less than $10 per share, because at the time we were purchasing our properties, the amount of funds available for investment in properties was reduced by approximately 9.1% of offering proceeds raised, which were used to pay selling commissions and dealer manager fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report.  As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value would be significantly less than the proceeds of our offerings and may not be the best indicator of the value of shares purchased as a long term income producing investment.  Upon conclusion of the initial public offering, we intend to conduct an additional public offering of shares.  Our board of directors will determine the public offering price of our shares of common stock in that offering, which may or may not be the same as the public offering price of our current public offering.

On April 15, 2002, the Company filed an S-11 Registration Statement (the “Registration Statement”) with the Securities and Exchange Commission covering a public offering of its common stock.  The Registration Statement was declared effective on July 17, 2002 and the Company received approval of its offering in all 50 states in December 2002.  The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis.  The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company’s distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow.  The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.  As of March 15, 2004, 20,113,562 common shares were issued and outstanding.  As disclosed in the prospectus to the Registration Statement (the “Prospectus”), the net proceeds from the sale of these securities are transferred to the Partnership on a one-for-one basis for limited partnership units.

In April 2002, the Company sold 200 shares of common stock to an affiliate of the Advisor at the initial public offering price of $10 per share.  The resale of these shares is subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, which limits the number of shares that may be sold at any one time and the manner of such resale.  The affiliate of the Advisor has agreed to abstain from voting any shares it now owns or hereafter acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with the Advisor or any of its affiliates.

The Company provides a distribution reinvestment plan and a share redemption plan to facilitate investment in the shares and to provide limited liquidity for shareholders until such time as a market for the shares develops.

The Company’s distribution reinvestment program will, subject to certain share ownership restrictions, allow shareholders to automatically reinvest distributions by purchasing additional shares from the Company at an amount, per share, equal to the purchase price, if shares are not listed on a national securities exchange or over-the-counter market, less a five percent discount.  As of the date of this filing, the purchase price, as determined using the most recent offering price, was $10.00 and therefore participants of the distribution reinvestment plan are able to purchase shares at $9.50 per share.

As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, shareholders of Dividend Capital Trust who have held their shares for at least one year may be able to redeem all or any portion of their shares in accordance with the procedures outlined in the prospectus to our public offering. At that time, we may, subject to certain conditions and limitations, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. The amount received from the redemption of shares will be equal to the lesser of the price actually paid for the shares or the redemption price which is dependent upon the number of years the shares are held as described in the following table:

Share Purchase Anniversary	Redemption Price Per Share*

Less than 1	No Redemption Allowed
1	$9.25
2	$9.50
3	$9.75
4	Purchase Price

*         Subject to change

The Company expects to fund the redemption price of any share redemptions with proceeds received from the sale of shares pursuant to the distribution reinvestment plan.  The Company’s board of directors may, at its sole discretion, choose to use other sources of funds to redeem shares.

Dividends

The Company has qualified as a REIT for federal tax purposes commencing with its taxable year ending December 31, 2003.  In order to qualify and remain qualified as a REIT, among other things, the Company is required to distribute at least 90% of its annual taxable income to the Company’s shareholders.

The Company’s Board of Directors announces the following quarter’s annualized dividend before the first day of the quarter.  The Company will calculate its dividends based upon daily record and dividend declaration dates so investors will be eligible to earn dividends immediately upon purchasing shares.  The Company intends to accrue and pay dividends on a quarterly basis. The following table sets forth the dividends declared by our Board of Directors and the dividends that have been paid to date:

Quarter	Amount Declared(1)	Date Paid
2nd Quarter-2003	$0.1558	July 15, 2003
3rd Quarter-2003	$0.1575	October 15, 2003
4th Quarter-2003	$0.1575	January 15, 2004
1st Quarter-2004	$0.1591	April 15, 2004(2)

(1)          Assumes share was owned for the entire quarter

(2)          Anticipated payment date

Distributions to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three.  Distributions that exceed the Company’s current and accumulated earning and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares.  To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders’ basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s common shares.   The Company annually notifies shareholders of the taxability of distributions paid during the preceding year.  The following summarizes the taxability of distributions on common shares for the year ended December 31, 2003:

Per Common Share:
Ordinary Income	39.8%
Capital Gains	0.0%
Return of Capital	60.2%
Total	100.0%

Partnership Units

In April 2002, the Partnership issued to the Company 200 general partnership units in exchange for $2,000 representing a 1% general partnership interest in the Partnership. Also in April 2002, the Partnership issued to the Advisor 20,000 limited partnership units in exchange for $200,000 representing a 99% limited partnership interest in the Partnership.  During the third quarter of 2002, the Partnership issued Dividend Capital Advisors Group LLC, the parent company of the Advisor, special partnership units (the “Special Units”) for total consideration of $1,000.

Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions.  In general, after holders of regular partnership interests have, in the aggregate, received cumulative distributions equal to their capital contributions plus a 7% pre-tax cumulative non-compounded annual return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership’s assets.

The Special Units will be redeemed by the Partnership for cash upon the occurrence of specified events that result in a termination or non-renewal of the Advisory Agreement.  If the Advisory Agreement is terminated by the Company for cause, the redemption price shall be $1.  If the Company’s shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder of the Special Units in accordance with the partnership agreement of the Partnership out of the net sales proceeds.  Net sales proceeds will be determined by the public market prices in the event of a listing of the Company’s shares or by the net sales proceeds received in the event of the disposition of the Company’s properties.  In the case of certain other events, net sales proceeds will be determined by the then fair market value of the Partnership’s assets, as determined by an appraisal, less all of its liabilities.

Equity Compensation Plans

As of December 31, 2003 there were 260,000, 750,000 and 1,000,000 shares available for future issuance under the Independent Director Option Plan, Employee Option Plan and the warrant purchase agreement with the Dealer Manager, respectively.   As of December 31, 2003, there were 40,000 options issued and outstanding under the Independent Director Stock Option Plan and no options outstanding under the Employee Stock Option Plan and there were no outstanding dealer warrants.

Stock Option Plans

The Company has adopted an independent director stock option plan which it will use in an effort to attract and retain qualified independent directors (the “Independent Director Option Plan”).  The Company will grant non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan upon the sale of 200,000 shares in the Company’s public offering.  In addition, the Company intends to issue options to purchase 5,000 shares to each independent director then in office on the date of each annual shareholder’s meeting.  A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan.  Options may not be granted under the Independent Director Option Plan at any time when the grant would cause the total number of options outstanding under the Independent Director Option Plan and the Employee Option Plan (defined below) to exceed 10% of the Company’s issued and outstanding shares.  The exercise price for options to be issued under the Independent Director Option Plan shall be the greater of (1) $12 per share or (2) the fair market value of the shares on the date they are granted.    As of December 31, 2003, there were 40,000 options outstanding under the Independent Director Option Plan.

The Company has adopted an employee stock option plan (the “Employee Option Plan”).  The Employee Option Plan is designed to enable the Company, the Advisor and the Property Manager to obtain or retain the services of employees (not to include any person who is a sponsor or affiliate of the Company) considered essential to the Company’s long-term success and the success of the Advisor and the Property Manager by offering such employees an opportunity to participate in the growth of the Company through ownership of the Company’s shares.  The Employee Option Plan will be administered by the Compensation Committee, which is authorized to grant “non-qualified” stock options (the “Employee Options”) to selected employees of the Advisor and the Property Manager.  Employee Options may not be granted under the Employee Option Plan at any time when the grant would cause the total number of options outstanding under the Employee Option Plan and the Independent Director Option Plan to exceed 10% of the Company’s issued and outstanding shares.  The exercise price for the Employee Options shall be the greater of (1) $11 per share or (2) the fair market value of the shares on the date the Employee Option is granted.  A total of 750,000 shares are authorized and reserved for issuance under the Employee Option Plan.  The Compensation Committee shall set the term of the Employee Options at its discretion, which shall not exceed ten years.  The Compensation Committee shall set the period during which the right to exercise an Employee Option vests.  No Employee Option may be issued or exercised, however, if such issuance or exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the Company’s articles of incorporation.  In addition, no Employee Option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution.  As of December 31, 2003, there were no options outstanding under the Employee Option Plan.

Stock Warrants

The Company will issue to the Dealer Manager one soliciting dealer warrant for $.001 for every 25 shares sold during the period of the Company’s public offering subject to a maximum of 1,000,000 soliciting dealer warrants.  These warrants, as well as the shares issuable upon their exercise, have been registered in connection with the Company’s public offering.  The Dealer Manager may retain or re-allow these warrants to broker-dealers participating in the offering, unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws.  The holder of a soliciting dealer warrant will be entitled to purchase one share of common stock from the Company at a price of $12 per share during the period beginning on July 17, 2003 and ending on July 16, 2007.  Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the Company’s public offering.  Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.  As of December 31, 2003, no warrants had been issued.

ITEM 6. SELECTED FINANCIAL DATA

The following table set forth selected financial data relating to the historical financial condition and results of operations of the Company for periods ended 2003 and 2002. Certain amounts presented for the period ended 2002 have be reclassified to conform with the current year presentation.  The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and related notes in Item 8.

	Year ended December 31, 2003	For the Period From Inception (April 12, 2002) Through December 31, 2002(1)

Operating Data:
Rental revenue	$2,289,074	$—
Other real estate income	356,019	—
Total revenue	2,706,457	—
Rental expenses	366,650	—
Depreciation and amortization	1,195,330	—
Interest expense	385,424	—
General and administrative expenses	411,948	212,867
Net income (loss)	347,105	(12,712)
Common share cash distributions declared	$2,451,367	$—

Per Share Data:
Basic earnings (loss) per common share	$0.09	$(63.56)
Diluted earnings (loss) per common share	0.09	(63.56)
Weighted average common shares outstanding:
Basic	3,987,429	200
Diluted	4,007,429	200

	Year ended December 31, 2003	For the Period From Inception (April 12, 2002) Through December 31, 2002 (1)
Other Data:
Reconciliation of net income (loss) to funds from operations (2):
Net income (loss) attributable to common shares	$347,105	$(12,712)
Add:
Real estate related depreciation and amortization	1,195,330	—
Funds from operations attributable to common shares	$1,542,435	$(12,712)

Weighted average common shares outstanding:
Basic	3,987,429	200
Diluted	4,007,429	200
Net cash provided by (used in) operating activities	1,699,791	(139,022)
Net cash used in investing activities	(149,948,228)	—
Net cash provided by financing activities	152,314,027	150,077

	As of December 31,
	2003	2002 (1)
Balance Sheet Data:
Net investment in real estate	$150,633,351	$—
Total assets	156,607,536	751,678
Line of credit and short-term borrowings	1,000,000	—
Mortgage note	40,500,000	—
Total liabilities	49,782,191	761,390
Total shareholders’ equity (deficit)	106,824,345	(10,712)
Number of common shares outstanding	12,470,400	200

(1)          Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or stockholders’ equity.

(2)          We utilize a supplemental earnings measure, funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), that is widely used by investors and analysts. While FFO is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other real estate investment trusts may not be comparable.

We believe that FFO, as defined by NAREIT, is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2003, and for the year then ended.  This report on Form 10-K contains certain forward-looking statements.  When used in this report, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe”, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  There are various factors that could cause actual results to differ materially from those which are expressed in, or implied by, such forward-looking statements.  Such factors include, but are not limited to, changes in general economic conditions, changes in real estate conditions, changes in interest rates, the amount of equity capital provided by the Company’s public offering, the availability of debt financing on terms that are favorable to the Company, the ability of the Company to acquire and lease properties on favorable terms and the ability of tenants to make payments under their respective leases.  Readers of this report are cautioned to consider these uncertainties in connection with all forward-looking statements.

Overview

Dividend Capital was formed as a Maryland corporation in April 2002 and was structured and has subsequently operated with the intent to qualify as a REIT and to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate tenants.  In order to provide capital for these investments, the Company filed the Registration Statement on April 15, 2002 with the Securities and Exchange Commission covering a public offering of its common stock.  The offering provides the Company with capital on a continual basis and as of March 15, 2004, the company had sold 20,113,562 shares for gross proceeds of approximately $201 million.  The Company intends to continue raising significant amounts capital through this offering and potential follow on offerings and through the Partnership’s Private Placement more fully described below.

A primary focus of the company is to invest in a diversified portfolio of properties, in terms of geography, tenancy and industry group of our tenants, that will satisfy our investment objectives of maximizing cash available for payment of dividends, preserving our capital and realizing growth in value upon the ultimate sale of our properties.  Management believes that capital will continue to flow into institutional real estate and industrial real estate in particular and continue to foster a competitive environment for the assets the Company is seeking to acquire.  Consequently, the Company, through the activities of the Advisor, has assembled a team of 12 professionals with over 170 years of aggregate experience that are dedicated to the operations and acquisition of properties that meet these investment criteria.  The ability of the Advisor to find and acquire these properties at a pace that is consistent with the capital that is raised through our offerings, Private Placement and financing activities will directly impact to the financial performance of the Company and the metrics that management uses to evaluate our performance including funds from operations available to pay dividends.

Liquidity and Capital Resources

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which it anticipates may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Management expects that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansion and renovation of properties will include:

•                  Proceeds from our current or future public offerings of common stock;

•                  Proceeds from the Partnership’s Private Placement;

•                  Borrowings under our secured credit facility;

•                  Other forms of secured or unsecured financing;

•                  Capital from co-investment partners; and

•                  Cash flow from operations.

We believe that our sources of capital, specifically our cash flow from operations, borrowings available under our credit facility and our ability to raise capital through our public offering and Private Placement are adequate and will continue to be adequate for us to meet our liquidity requirements for the foreseeable future.

Public Offering

On April 15, 2002, the Company filed the Registration Statement with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company received approval of its offering in all 50 states in December 2002.  The Company’s common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company’s distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering.  Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow.  The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.  As of March 15, 2004, 20,113,562 common shares were issued and outstanding. As disclosed in the Prospectus, the net proceeds from the sale of these securities were transferred to the Partnership on a one-for-one basis for limited partnership units. During 2004, the Company will continue to sell shares under the initial offering, providing capital primarily for acquisitions.  The Company may also continue to obtain debt financing or may cause the Partnership to issue limited partnership interests to help fund property acquisitions.

Pursuant to the Advisory Agreement, the Advisor is obligated to advance all of the Company’s organization and offering costs, subject to its right to be reimbursed for such costs by the Company in an amount up to 3% of the initial $100 million of gross offering proceeds and 2% of the gross offering proceeds raised thereafter.  As of December 31, 2003, the Company had reimbursed the Advisor approximately $3.6 million for offering related costs incurred in connection with the Company’s initial offering and the Advisor has incurred approximately an additional $8.9 million of offering costs that are subject to reimbursement if sufficient proceeds are raised.  The Company did not reimburse the Advisor for offering related costs during 2002 because no shares had been sold during 2002.

Pursuant to the Dealer Manager Agreement, the Company is obligated to pay the Dealer Manager a dealer manager fee and commissions up to 2.5% and 7.0%, respectively, of the initial $100 million of gross offering proceeds raised and up to 2.0% and 6.0%, respectively, thereafter.  As of December 31, 2003, the Company has paid the Dealer Manager a total of approximately $11.0.  No payments were made by the Company to the Dealer Manager in 2002.

Private Placement Memorandum

The Company has developed certain transaction structures that are designed to provide investors that own real property, either directly or indirectly through a limited liability company or limited partnership, with the opportunity to receive limited partnership units in the Partnership (DCX Units) in exchange for their direct or indirect interest in such real property on a tax-deferred basis. Each of the transaction structures involves an exchange of the property then owned directly or indirectly by the investor by its direct owner for a replacement property identified by the Company in a like-kind exchange under either or both of Sections 1031 and 721 of the Internal Revenue Code.

The Partnership’s issuance of DCX Units in exchange for direct or indirect interest in real property may provide certain investors with the opportunity to complete a real estate transaction and defer their Federal tax liability on any gain he or she would otherwise recognize on an exchange of such interest directly for shares of the Company’s common stock or cash until such time as the investor redeems his or her DCX Units for shares of the Company’s common stock, or at the option of the Company, for cash.  Each DCX Unit is intended to be the substantial economic equivalent of one share of the Company’s common stock.

The Partnership will pay certain up-front fees and reimburse certain related expenses to the Advisor, Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through such transactions.  The Advisor is obligated to pay all of the offering and marketing related costs associated with the private placement; however, the Partnership is obligated to reimburse the Advisor for such costs not to exceed 2% of the gross proceeds raised through the Private Placement. In addition, the Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross proceeds raised and the Partnership is obligated to pay a commission to the Dealer Manager of up to 5% of gross proceeds raised through the Private Placement. The Dealer Manager may re-allow such commissions to the effecting broker dealers. The Partnership pays an intellectual property licensing fee to the Facilitator of up to 1.5% of gross proceeds raised through the Private Placement.

During 2003, the Company raised $2,695,696 through the sale of undivided interests in one of the Company’s properties referred to as Chickasaw.  The Company has leased back such undivided interests and the terms of the lease contain repurchase options whereby the Company may buy back the undivided interests by issuing DCX Units. In connection with the sale of these undivided interests, the Company incurred fees of approximately $260,000 payable to the Advisor and its affiliates.

Secured Revolving Credit Facility

On October 30, 2003, we executed an agreement with Bank One, N.A. for a senior secured, revolving credit facility (the “Credit Facility”) for $50 million which may be increased up to $200 million in total. The Credit Facility bears interest at either prime or, at the election of the Company, LIBOR plus 1.125% to 1.500%. Depending on the level of leverage on the assets pledged to secure the facility, and is subject to an annual 25 basis point facility fee.  Monthly debt service payments on the facility are interest only. As of December 31, 2003, the Company had $1.0 million borrowings outstanding under the credit facility.  This facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverages and consolidated leverage.  As of December 31, 2003, the Company was in compliance with all the covenants under the facility.

On February 10, 2004, the Company amended and restated the Credit Facility to facilitate its syndication among a bank group led by Bank One, NA as administrative agent and lead arranger.  Compass Bank, Keybank National Association and U.S. Bank National Association also extended commitments under the facility.  The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally based upon the value of the properties pledged to secure the facility.  The amendment increased the commitment under the facility to $82.5 million with provisions that could increase the facility to $200 million. In addition, the credit facility’s maturity date was extended to February 10, 2007.

Fixed Rate, Non-Recourse Mortgage Loan

 On December 15, 2003, the Company obtained a $40.5 million fixed-rate, non-recourse mortgage from New York Life Insurance Company.  The loan bears interest at a rate of 5.0% per annum and matures on March 10, 2011.  The fixed monthly loan payments are based upon a thirty year amortization with a balloon payment due at maturity.  The mortgage, which contains substitution and partial release rights, has a three year prepayment lockout provision with prepayment thereafter subject to yield maintenance provisions.  The mortgage is collateralized by six of our properties with an aggregate total cost of approximately $67 million.  The secured debt has various covenants and the Company and the Partnership were in compliance with these covenants at December 31, 2003.

Results of Operations

The Company commenced active operations during the year with the acquisition of 13 properties in eight markets throughout the United States for a combined purchase price of approximately $145.7 million.  The portfolio of properties makes up approximately 3.7 million square feet of rentable space with an occupancy rate of approximately 92% with the remaining vacant space master leased by various sellers, which results in the Company receiving rental payments on 100% of the space.

The following table provides information with regards to the eight markets in which the Company has acquired properties.

Market	Number of Buildings	Approximate Acquisition Cost	Square Feet	Percent of Portfolio	Number of Tenants	Occupancy
Chicago	1	$11,400,000	222,122	6.1%	1	100%
Cincinnati	3	25,100,000	470,957	12.9%	7	100%
Dallas	3	40,700,000	982,776	26.9%	8	87%
Houston	1	8,600,000	189,467	5.2%	1	100%
Indianapolis	1	15,700,000	442,129	12.1%	2	68%
Los Angeles	1	10,400,000	201,493	5.5%	2	100%
Memphis	2	14,800,000	392,006	10.7%	5	94%
Nashville	1	24,500,000	756,030	20.7%	1	100%
Total	13	$151,200,000	3,656,944	100.0%	27	92%

General

For the periods ended December 31, 2003 and 2002, net income (loss) was $347,105 and ($12,712), respectively, and net income (loss) per common share was $0.09 and $(63.56), respectively.  These increases are a result of the rental activities generated from the 13 properties acquired between June and December 2003.

Rental Activity

The period ended December 31, 2003, compared to the period ended December 31, 2002, resulted in an increase in rental income and rental expenses of $2.6 million and $0.4 million, respectively. This results from the property acquisitions described above, whereby the Company began recognizing revenue on the acquired properties according to the lease terms with the various tenants for each of these properties.  In addition, the Company incurs rental expenses for certain properties where the Company is the primary obligator versus arrangements where the tenant is responsible for all operating expenses.  During 2002, the Company did not have operating activity as it was still in the development stage.

Depreciation and Amortization

The amount recorded for depreciation and amortization for the period ended December 31, 2003, increased $1.2 million compared to the period ended December 31, 2002. The increase was a result of the property acquisitions described in the table above. The Company calculates depreciation on a straight-line basis over the estimated useful lives of the assets.

Interest Expense

In conjunction with several acquisitions throughout 2003, the Company used proceeds from certain debt financings to acquire the underlying assets. In addition, the Company retired debt associated with the financing of the property located in Nashville, Tennessee and approximately $43,000 of deferred loan costs were charged to interest expense.  The additional debt and the expense related to the deferred loan costs resulted in an increase in interest expense of $385,424 for the period ended December 31, 2003, compared to the period ended December 31, 2002. There was no outstanding debt during 2002.

General and Administrative Expenses

During the period ended December 31, 2003, general and administrative expenses increased approximately $200,000 compared to the period ended December 31, 2002. This increase is attributable to the increase in investing activity and because the period ended December 31, 2002 only had nine months of activity.  An increase in investing activities results in additional board meetings, financial reporting and disclosure requirements and other activities which result in an increase in general and administrative expenses.

Critical Accounting Policies

General

The following discussion pertains to accounting policies management believes are most “critical” to the portrayal of the Company’s financial condition and results of operations which require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  This discussion addresses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment of Long-Lived Assets

Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides that such evaluation should be performed when events or changes in circumstances indicate such an evaluation is warranted such as the point at which the Company deems the long-lived asset to be held for sale, downturns in the economy, etc.  Impairment of long-lived assets is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of the Company’s real estate.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things.  The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things.  All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property.  The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from management’s judgment, the valuation could be negatively affected.

Valuation and Allocation of Real Estate Acquisitions

Upon acquisition, the purchase price of a property and other costs associated with the acquisition such as the acquisition fee paid to the Advisor are capitalized and allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities as required by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”  The allocation to land, building, land improvements and tenant improvements will be based on management’s estimate of its fair value based on all available information.  The allocation to intangible lease assets, as required by SFAS No. 141, represents the value associated with the in-place leases, including leasing commissions, legal and other related costs.  Also, SFAS No. 141 requires the creation of an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition.  This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue.  Valuation and allocation of real estate acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real estate acquisition involves a number of management’s assumptions relating to the ability to lease vacant space, market rental rates, term of new leases, property operating expenses, leasing commissions, among other things.  All of the aforementioned factors will be taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions.  The valuation and allocation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from management’s judgment, the valuation and allocation could be negatively affected and may result in a negative impact as to the amount of depreciation and amortization that should have been recorded.

Valuation of Accounts and Rent Receivable

Periodically, management will assess the collectability of accounts and rent receivable balances in order to determine if an adjustment to the value of these balances is necessary.  Management will take into consideration certain factors that require judgments to be made as to the collectability of receivables.  Collectability factors taken into consideration will be the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole, determines the valuation.

REIT Compliance

We will elect to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2003 federal tax return. In order to qualify as a real estate investment trust, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to stockholders aggregating annually at least 90% of our real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on net income that we distribute currently to our stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. As a REIT, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through our taxable REIT subsidiary.

New Accounting Principles

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  FIN 45 did not have a material impact on the Company’s financial position, results of operation or cash flow.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.”  The Company adopted SFAS No. 148 effective January 1, 2003 and has accounted for the 40,000 options issued under the Independent Director Option Plan in accordance with SFAS No. 148.  The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing public entities as of March 31, 2004. The Company does not believe that any of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted the requirements of SFAS 149 in the third quarter of 2003, and it did not impact its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The Company adopted the requirements of SFAS 150 in the third quarter of 2003 and there was no impact on the Company’s financial position, results of operations or cash flows.

Business Risks

General Real Estate Risks

We will be subject to risks generally incident to the ownership of real estate, including, but not limited to:

•                                          Changes in general economic or local conditions;

•                                          Changes in supply of or demand for similar or competing properties in an area;

•                                          Bankruptcies, financial difficulties or lease defaults by our tenants;

•                                          Changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce the returns to shareholders;

•                                          Changes in tax, real estate, environmental and zoning laws;

•                                          Changes in the cost or availability of insurance, including coverage for mold or asbestos;

•                                          Periods of high interest rates and tight money supply;

•                                          Tenant turnover; and

•                                          General overbuilding or excess supply in the market area.

For these and other reasons, we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

A property that incurs a vacancy could be difficult to sell or re-lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash dividends to be distributed to shareholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend upon the value of the leases of such property.

We are dependent on tenants for our revenue.

Certain of our properties may be occupied by a single tenant. As a result, the success of those properties will depend on the financial stability of a single tenant. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default by a tenant on its lease payments could force us to find an alternative source of revenue to pay any mortgage loan on the property. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

We may not have funding for future tenant improvements.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend funds to construct new tenant improvements in the vacated space. Substantially all of our net offering proceeds will be invested in real estate properties, and while we intend to manage our cash position or financing availability to pay for any improvements required for releasing we cannot assure investors that we will have adequate sources of funding available to us for such purposes in the future.

Uninsured losses relating to real property may adversely affect investor’s returns.

The Advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure shareholders that any such sources of funding will be available to us for such purposes in the future.

Development and construction of properties may result in delays and increased costs and risks.

We may invest some of the net offering proceeds available for investment in the acquisition of raw land upon which we will develop and construct improvements at a fixed contract price. In any such projects we will be subject to risks relating to the builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may result in legal action by us to rescind the purchase or construction contract or to enforce the builder’s obligations. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. Each of those factors could result in increased costs of a project or partial loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects if they are not fully leased prior to the commencement of construction. Furthermore, the price we agree to pay for the land will be based on projections of rental income and expenses and estimates of construction costs as well as the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for the land and fail to achieve our forecast of returns due to the factors discussed above.

Competition for investments may increase costs and reduce returns.

We will compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other real estate investment trusts, real estate limited partnerships, individuals and other entities engaged in real estate investment activities. Competition for investments may have the effect of increasing acquisition costs and reducing shareholder’s returns.

Delays in acquisitions of properties may have adverse effects on shareholder’s investment.

Delays we encounter in the selection, acquisition and development of properties could adversely affect shareholder’s returns. Where properties are acquired prior to the start of construction, it will typically take 8-14 months to complete construction and rent available space. Therefore, shareholders could suffer in the amount and timing of distributions of cash dividends as a result to those particular properties. Our charter limits the amount we can invest in unimproved land.

Uncertain market conditions and the broad discretion of the Advisor relating to the future disposition of properties could adversely affect the return on shareholder’s investment.

We expect to hold the various real properties in which we invest until such time as the Advisor decides that a sale or other disposition is appropriate given our investment objectives. The Advisor, subject to approval of the board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon a liquidation of our properties if we do not list the common stock within ten years after the initial closing under this offering. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure shareholders that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which shareholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect the business, assets or results of operations of Dividend Capital Trust and, consequently, amounts available for distribution to our shareholders.

If we fail to make our debt payments, we could lose our investment in a property.

Loans obtained to fund property acquisitions will generally be secured by first mortgages on those properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the common stock and the distribution payable to shareholders to be reduced.

Lenders require us to enter into restrictive covenants relating to our operations.

In connection with obtaining certain financing, lenders impose restrictions on us which affect our ability to incur additional debt and our ability to make distributions to our shareholders. Loan documents we enter into contain negative covenants which limit our ability to further mortgage the property, replace the Advisor or impose other limitations.

We have entered into financing arrangements involving balloon payment obligations, which may adversely affect our ability to pay dividends.

Some of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

We depend on key personnel.

Our success depends to a significant degree upon the continued contributions of certain key personnel, including James Mulvihill, Thomas Wattles and Evan Zucker, each of whom would be difficult to replace. We currently do not have key man life insurance on any person. If any of our key personnel were to cease employment with us, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure shareholders that we will be successful in attracting and retaining such skilled personnel.

Risks Associated with Our Partnership’s Private Placement

Our operating partnership’s private placement subjects us to liabilities.

Our operating partnership has developed certain transaction structures that are designed to provide investors that own real property, either directly or indirectly through a limited liability company or limited partnership, with the opportunity to receive limited partnership units in our operating partnership in exchange for their direct or indirect interests in such real property on a tax-deferred basis. These transactions depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of our operating partnership, we may be subject to liability, from litigation or otherwise, as a result of these transactions, including transactions where an investor fails to qualify for the desired tax advantage.

We have and may continue to acquire co-ownership interests in real property that are subject to certain co-ownership agreements which may affect our ability to operate or dispose of the property or our co-ownership interest.

We have and may continue to acquire co-ownership interests, especially in connection with our operating partnership’s private placement, such as tenancy-in-common interests in real property, that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose or our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to you. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our shareholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the co-ownership agreements did not exist.

We may acquire properties with “lock-out” provisions which may affect our ability to dispose of the properties.

We may acquire properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the property for a period of time. Lock-out provisions could affect our ability to turn our investments into cash and could affect cash available for distributions to you. Lock-out provisions could also impair our ability to take actions during the lock-out period that would otherwise be in the best interest of our shareholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist.

We may acquire interests in partnerships that could subject us to additional liabilities.

We will acquire partnership interests, especially in connection with our operating partnership’s private placement, including general partnership interests, in partnerships that could subject us to the liabilities of the partnership.

Federal Income Tax Risks

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We have qualified for REIT status for federal income tax purposes in conjunction with our 2003 federal tax return. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of our special counsel, Skadden, Arps, Slate, Meagher & Flom LLP, that we operate in a manner that will enable us to meet the requirements for qualification as a REIT for federal income tax purposes. This opinion was issued in connection with our initial public offering offering. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP will represent only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. No assurance can be given that we are organized or will continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. (See “Federal Income Tax Considerations General—REIT Qualification” and “Federal Income Tax Considerations General—Requirement for Qualification as a REIT”).

If we fail to qualify as a REIT in any taxable year for which a REIT election has been made, we would not be allowed a deduction for dividends paid to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our shareholders because of the additional tax liability to us for the years involved. As a result of the additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax, and we would not be compelled to make distributions under the Code.

We believe that Dividend Capital OP will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were to successfully determine that Dividend Capital OP should have been properly treated as a corporation, Dividend Capital OP would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as shareholders of Dividend Capital OP and distributions to partners would constitute dividends that would not be deductible in computing Dividend Capital OP’s taxable income. In addition, we would fail to qualify as a REIT, with the resulting consequences described above. See “Federal Income Tax Considerations—Federal Income Tax Aspects of Our Partnership—Classification as a Partnership.”

To qualify as a REIT, we must meet annual distribution requirements.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure shareholders that any such changes will not adversely affect the taxation of a shareholder. Any such changes could have an adverse effect on an investment in our common stock. Shareholders are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in common stock.

Retirement Plan Risks

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in common stock.

If shareholders are investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, shareholders should satisfy themselves that:

•                                          The shareholder’s investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•                                          Your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•                                          Your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•                                          Your investment will not impair the liquidity of the plan or IRA;

•                                          Your investment will not produce “unrelated business taxable income” for the plan or IRA;

•                                          You will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•                                          Your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Conflicts of Interest

The Advisor will face conflicts of interest relating to time management.

The Advisor is currently involved in other business opportunities with third parties. Managers of the Advisor are currently engaged in other real estate activities, including acquisition and development of commercial and residential real estate in the United States and Mexico. We are not able to estimate the amount of time that managers of the Advisor will devote to our business. As a result, managers of the Advisor may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. We expect that as our real estate activities expand, the Advisor may attempt to hire additional employees who would devote substantially all of their time to the business of Dividend Capital Trust and its affiliates. However, there can be no assurance that the Advisor will devote adequate time to our business activities.

The Advisor may face conflicts of interest relating to the purchase and leasing of properties.

We may be buying properties at the same time as other entities that are affiliated with the Advisor. There is a risk that the Advisor will choose a property that provides lower returns to us than a property purchased by another entity affiliated with the Advisor. We may acquire properties in geographic areas where other affiliates of the Advisor own properties. If one of the entities affiliated with the Advisor attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.

There may be risks associated with the Company entering into joint ventures..

We may enter into joint ventures with third parties for the acquisition, development and improvement of properties. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•                                          The possibility that our venture partner, co-tenant or partner in an investment might become bankrupt;

•                                          That such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•                                          That such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor, certain conflicts of interest will exist. (See “Conflicts of Interest—Joint Ventures with Affiliates of the Advisor”).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings. As of December 31, 2003 and 2002, we had no hedging arrangements.

The table below summarizes the market risks associated with our fixed and variable rated debt outstanding at December 31:

	2003	2002

Senior secured revolving credit facility, variable interest at LIBOR plus 1.125% to 1.500% (interest rate of 2.25% at December 31, 2003) or prime, at the election of the Company, due April 2004 (February 2007, as amended)	$1,000,000	$—

Company secured debt, interest rate of 5.0% at December 31, 2003, due February 2011	40,500,000	—

Total	$41,500,000	$—

If market rates of interest on our variable rate debt increased by 10% (or approximately 23 basis points), the increase in interest expense on the variable rate debt would be $2,300 annually. As of December 31, 2003, the estimated fair value of our debt was $41,500,000 million based on our estimate of current market interest rates.

ITEM 8. FINANCIAL STATEMENTS

DIVIDEND CAPITAL TRUST INC.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report	28

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002	29

Consolidated Statements of Operations for the Year Ended December 31, 2003 and for the Period from Inception (April 12, 2002) to December 31, 2002	30

Consolidated Statements of Shareholders’ Equity (Deficit) for the Year Ended December 31, 2003 and the Period from Inception (April 12, 2002) to December 31, 2002	31

Consolidated Statements of Cash Flows for the Year Ended December 31, 2003 and for the Period from Inception (April 12, 2002) to December 31, 2002	32

Notes to Consolidated Financial Statements	33

Independent Auditors' Report on Schedule	47

Schedule III - Real Estate and Accumulated Depreciation	48

Independent Auditors’ Report

To Dividend Capital Trust Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Trust Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholder’s equity (deficit) and cash flows for the year ended December 31, 2003 and the period from inception (April 12, 2002) to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Trust Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and the period from inception (April 12, 2002) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
February 10, 2004

Dividend Capital Trust Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002

ASSETS
Land	$17,380,389	$—
Buildings and improvements	120,062,846	—
Intangible lease asset	14,402,878	—
Less accumulated depreciation and amortization	(1,212,762)	—
Net Investment in Real Estate	150,633,351	—

Cash and cash equivalents	4,076,642	11,055
Other assets, net	1,897,543	740,623
Total Assets	$156,607,536	$751,678

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$1,179,871	$79,500
Dividends payable	1,473,944	—
Subscriptions for common shares	—	681,890
Other liabilities	1,498,132	—
Intangible lease liability, net	1,434,548	—
Line of credit	1,000,000	—
Mortgage note	40,500,000	—
Financing obligation	2,695,696	—
Total Liabilities	49,782,191	761,390

Minority Interest	1,000	1,000

Shareholders’ Equity (Deficit):
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 12,470,400 and 200 shares issued and outstanding as of December 31, 2003 and 2002, respectively	124,704	2
Additional paid-in capital	108,816,615	1,998
Distributions in excess of earnings	(2,116,974)	(12,712)
Total Shareholders’ Equity (Deficit)	106,824,345	(10,712)
Total Liabilities and Shareholders’ Equity (Deficit)	$156,607,536	$751,678

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31, 2003	For the Period From Inception (April 12, 2002) to December 31, 2002

REVENUE:
Rental revenue	$2,289,074	$—
Other real estate income	356,019	—
Other income	61,364	155
Total Revenue	2,706,457	155

EXPENSES:
Rental expenses	366,650	—
Depreciation & amortization	1,195,330	—
Interest expense	385,424	—
General and administrative expenses	411,948	212,867
Total Expenses	2,359,352	212,867

Net income (loss) before minority interest	347,105	(212,712)

Minority Interest	—	200,000

NET INCOME (LOSS)	$347,105	$(12,712)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,987,429	200

Diluted	4,007,429	200

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.09	$(63.56)

Diluted	$0.09	$(63.56)

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Year Ended December 31, 2003 and for the Period From Inception

(April 12, 2002) to December 31, 2002

	Common Shares		Additional Paid-in	Distributions in Excess of	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)

Balances, Inception (April 12, 2002)	—	$—	$—	$—	$—

Issuance of common stock	200	2	1,998	—	2,000

Net loss	—	—	—	(12,712)	(12,712)

Balances, December 31, 2002	200	2	1,998	(12,712)	(10,712)

Issuance of common stock, net of offering costs of $14,803,727	12,470,200	124,702	108,811,836	—	108,936,538

Amortization of stock options	—	—	2,781	—	2,781

Dividends on common shares	—	—	—	(2,451,367)	(2,451,367)

Net income	—	—	—	347,105	347,105

Balances, December 31, 2003	12,470,400	$124,704	$108,816,615	$(2,116,974)	$106,824,345

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2003	For the Period From Inception (April 12, 2002) to December 31, 2002

OPERATING ACTIVITIES:
Net income (loss)	$347,105	$(12,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,220,929	—
Increase in other assets	(222,099)	(5,810)
Increase in accounts payable, accrued expenses and other liabilities	353,853	79,500
Minority interest	—	(200,000)

Net cash provided by (used in) operating activities	1,699,788	(139,022)

INVESTING ACTIVITIES:
Real estate investments	(148,764,953)	—
Increase in other investment activities	(1,183,275)	—
Net cash used in investing activities	(149,948,228)	—

FINANCING ACTIVITIES:
Borrowings on line of credit	9,000,000	—
Payment on line of credit	(8,000,000)	—
Borrowings on mortgage notes	51,850,000	—
Payment on mortgage notes	(11,350,000)	—
Borrowings on finance obligation	2,695,696	—
Payment of deferred loan costs	(250,412)	—
Decrease (increase) in advance for offering costs, related party	52,923	(52,923)
Increase in restricted cash	—	(681,890)
Proceeds from subscriptions for common shares	—	681,890
Proceeds from sale of common shares	124,139,265	2,000
Dividends paid to common shareholders	(977,423)	—
Proceeds from issuance of Partnership Units to related party	—	200,000
Proceeds from issuance of Special Units to related party	—	1,000
Offering costs for issuance of common stock	(14,846,022)	—
Net cash provided by financing activities	152,314,027	150,077

NET INCREASE IN CASH AND CASH EQUIVALENTS	$4,065,587	$11,055

CASH AND CASH EQUIVALENTS, beginning of period	$11,055	$—

CASH AND CASH EQUIVALENTS, end of period	$4,076,642	$11,055

Cash paid for interest expense	$344,268	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Organization

Dividend Capital Trust Inc. (the “Company”) was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of generic distribution warehouses and light industrial properties net leased to corporate tenants.  The Company operates and intends to continue to operate in a manner to qualify for real estate investment trust (“REIT”) status for federal income tax purposes and intends to elect REIT status in conjunction with the filing of its 2003 federal tax return.  The Company is structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of the Company’s current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (the “Partnership”), a Delaware limited partnership.

The Company is an externally advised REIT and Dividend Capital Advisors LLC (the “Advisor”) manages the day to day activities and the investment activities of the Company under the Advisory Agreement, as amended.  Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of the Company’s public offering and provides selling services under the Dealer Manager Agreement, as amended.  These related parties receive compensation and fees for services relating to the offering and for the investment and management of the Company’s assets (see note 13).

In April 2002, the Company sold 200 shares of common stock, $0.01 par value, to an affiliate of the Advisor at a price of $10 per share.  On April 15, 2002, the Company filed a Form S-11 Registration Statement (the “Registration Statement”) with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002 and the Company received approval of its offering in all fifty states in December 2002.  The common stock is currently being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company’s distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering.  Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow.  The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.

The Partnership issued to the Advisor 20,000 limited partnership units in exchange for $200,000 representing an initial 99% limited partnership interest in the Partnership.  The Company contributed $2,000 to the Partnership in exchange for 200 general partnership units representing a 1% general partnership interest in the Partnership.  As of December 31, 2003, due to the sale of the Company’s common stock and the subsequent contribution to the Partnership for limited partnership interests, the Company has a 99.9% partnership interest. Subject to certain restrictions, the limited partners may require the Partnership to redeem some or all of their operating partnership units for the Company’s common shares or, at the option of the Partnership, for cash.   The rights of the limited partners are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Partnership’s assets.  Due to the Company’s control of the Partnership through its general and limited partner interests and the limited rights of the limited partners, the Partnership is consolidated with the Company and the limited partnership interest not held by the Company is reflected as minority interest in the accompanying consolidated financial statements.

Dividend Capital Advisors Group LLC, the parent company of the Advisor, has invested $1,000 in the Partnership in exchange for 10,000 special partnership units (the “Special Units”).  Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events as further described below.  In general, after holders of regular partnership interests have received, in the aggregate, cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership’s assets.

The Special Units will be redeemed by the Partnership for cash upon the occurrence of specified events that result in a termination or non-renewal of the Advisory Agreement (see note 13).  If the Advisory Agreement is terminated by the Company for cause, the redemption price shall be $1.  If the Company’s shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder of the Special Units in accordance with the partnership agreement of the Partnership out of the net sales proceeds.  Net sales proceeds will be determined by the public market price of the then listed stock in the event of a listing of the Company’s shares or by the net sales proceeds received in the event of the disposition of the Company’s properties.  In the case of certain other events, net sales proceeds will be determined by the then fair market value of the Partnership’s assets, as determined by an appraisal, less all of its liabilities.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accounts of the Company and the Partnership, its controlled subsidiary, are consolidated in the accompanying financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to the amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Investment in Real Estate

Upon the acquisition of real estate, the Company capitalizes direct costs associated with the acquisition, development or improvement of real estate, including the acquisition fees paid to the Advisor.  Capitalized costs associated with unsuccessful acquisition or development pursuits will be expensed at the time the pursuit is abandoned.

Upon acquisition, the purchase price of a property is allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities.  The allocation to land, building, land improvements and tenant improvements is based on the Company’s estimate of fair value based on all available information such as appraisals, property condition reports and other related information.  The allocation to intangible lease asset represents the value associated with the in-place leases, including leasing commission, legal and other related costs.  In addition, the purchase allocation requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition.  This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue.

Real estate, property, and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization will be computed on a straight-line basis over the estimated useful lives as follows:

Description	Estimated Useful Lives
Land	Not depreciated
Buildings	20 to 40 years
Equipment	5 to 7 years
Tenant improvements and lease commissions	Term of lease
Intangible lease asset, net	Average term of leases

Repairs and Maintenance are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization will be removed from the accounts and the resulting gain or loss will be reflected in operations in the period in which such sale or retirement occurs.

Long-lived Assets

Long-lived assets to be held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continually evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value.

Costs of Raising Capital

Costs incurred in connection with the issuance of equity securities are deducted from shareholders’ equity.  Such costs primarily include the up-front fees paid to related parties (see note 13).

Revenue Recognition

Certain properties have leases that provide for tenant occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company will record a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

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

Stock-based Compensation

The Company has two stock-based employee and director compensation plans, which are fully described in note 11.  During the first quarter of 2003 the Company granted 40,000 options under the Independent Director Option Plan.  The Company accounts for these plans under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee, and related interpretations.

Fair Value

The Company’s financial instruments include a line of credit, mortgage note and a financing obligation. The fair values of these financial instruments were not materially different from their carrying or contract values as of December 31, 2003.  The Company did not have any financial instruments outstanding during 2002.

Basic and Diluted Net Income (Loss) Per Share

Basic net earnings (loss) per common share is determined by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the effects of potentially issuable common stock, but only if dilutive.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  FIN 45 did not have a material impact on the Company’s financial position, results of operation or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing public entities as of March 31, 2004. The Company does not believe that any of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The Company adopted the requirements of SFAS 150 in the third quarter of 2003 and there was no impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Real Estate Acquisitions

The following table summarizes the Company’s acquisitions all of which occurred in 2003.

Property	Date Acquired	Number of Buildings	Approximate Total Costs

Nashville	June 9, 2003	1	$24,500,000
Chickasaw	July 22, 2003	2	14,800,000
Rancho	October 16, 2003	1	10,400,000
Mallard Lake	October 29, 2003	1	11,400,000
West by Northwest	October 30, 2003	1	8,600,000
Park West	December 15, 2003	3	25,100,000
Pinnacle	December 15, 2003	2	29,300,000
DFW	December 15, 2003	1	11,400,000
Plainfield I	December 22, 2003	1	15,700,000

	Total	13	$151,200,000

Bridgestone/Firestone Distribution Center

The Bridgestone/Firestone facility is a single-tenant, newly constructed industrial building with 756,000 square feet of leasable space.  Prior to the end of the seventh year of the initial lease, Bridgestone/Firestone North American Tire, LLC has the option to require the Company to build out the additional 250,000 square feet of expansion space. Upon completion of the build out, the tenant would be required to lease the entire facility for at least five additional years from the expansion commencement date.  The total cost of the Bridgestone/Firestone facility (including an acquisition fee of $705,000 payable to our Advisor) was approximately $24.5 million.

Chickasaw Distribution Center

The Chickasaw buildings are part of a master planned industrial park called Chickasaw Distribution Center located in Memphis, Tennessee.  Combined these buildings provide approximately 392,000 of rentable square feet. The cost of the facilities was approximately $14.8 million (including an acquisition fee of $428,000 payable to our Advisor).

Rancho Technology Park

The Rancho Technology Park facility is a newly constructed distribution facility with 201,493 square feet of leasable space. This building is located in the westernmost segment of the Inland Empire, an industrial sub-market of Los Angeles.  The cost of the Rancho Facility (including an acquisition fee of $297,795 payable to our Advisor) was approximately $10.4 million.  These costs include certain escrow amounts related to the newly negotiated lease with Ozburn-Hessey Logistics, LLC totaling approximately $525,000, which primarily represent amounts to be paid for tenant finish and leasing commissions.

Mallard Lake Distribution Center

The Company acquired the Mallard Lake Distribution Center, a 222,122 square foot distribution facility located in a business park in Hanover Park, Illinois, a sub-market of Chicago.  The facility is fully leased to Iron Mountain Inc., an international information storage, management and protection services company.   The total cost of Mallard Lake (including an acquisition fee of approximately $330,000 payable to our Advisor) was approximately $11.4 million.

West by Northwest Business Center

The Company acquired an 189,467 square foot industrial distribution building in the West by Northwest Business Center. The West by Northwest Business Center is located in Houston’s northwest submarket and was developed by the Opus Group of Companies during 1997.  The total cost of West by Northwest (including an acquisition fee of approximately $248,000 payable to our Advisor) was approximately $8.6 million of which $290,000 is being held in escrow for future tenant improvements.

Park West Distribution Facilities

The Company acquired three distribution facilities totaling 470,957 rentable square feet collectively referred to as Park West, located in Hebron, Kentucky, a submarket of Cincinnati.  The Company purchased the buildings from Industrial Development International Inc. (“IDI”), a national developer of industrial properties. The total cost of Park West (including an acquisition fee of approximately $727,500 payable to our Advisor) was approximately $25.1 million.

Pinnacle Industrial Center

The Company acquired the Pinnacle Industrial Center, comprised of two buildings totaling approximately 730,000 square feet located in Dallas, Texas from Pinnacle Industrial Center Limited Partnership, an affiliate of IDI.  The total cost of Pinnacle (including an acquisition fee of approximately $849,000 payable to our Advisor) was approximately $29.3 million.

DFW Trade Center

The Company acquired the DFW Trade Center (“DFW”), a 253,000 square foot distribution facility located in Dallas, Texas. The Company purchased the building from DFW Trade Center III Limited Partnership, an affiliate of IDI. The total cost of DFW (including an acquisition fee of approximately $330,000 payable to our Advisor) was approximately $11.4 million.

Plainfield I Distribution Center

The Company purchased a 442,129 square foot distribution facility located in Plainfield, Indiana, a submarket of Indianapolis. The Company purchased the building from Plainfield I Industrial Center, LLC, an affiliate of Pizzuti Development Company, a national developer of industrial properties. The total cost of Plainfield I (including an acquisition fee of approximately $453,210 payable to our Advisor) was approximately $15.7 million.

Pro Forma Financial Information

The following unaudited pro forma financial information is presented as if the Company had acquired these properties as of the beginning of the periods presented.  As these acquisitions are assumed to have been made on January 1, 2002, the shares outstanding as of December 31, 2003 are assumed to have been sold as of January 1, 2002 for purposes of calculating per share information.  This information is presented based on historical information and as such no pro forma adjustments were made for those properties that were acquired with no operating history such as the Nashville Facility and the Rancho Technology Park.  The information is presented for illustrative purposes only and may not be indicative of the results that actually would have occurred if the acquisitions had been in effect on the dates indicated or which may be obtained in the future.

	2003	2002

Revenue	$10,089,484	$7,068,031
Operating expenses	$2,307,331	$2,131,921
Depreciation	$5,002,721	$4,859,051
Net income (loss)	$182,059	$(2,095,808)
Net income (loss) per share — basic and diluted	$0.02	$(0.17)
Shares outstanding:
Basic	12,470,400	12,470,400
Diluted	12,490,400	12,490,400

Note 4 – Leasing Activity

Future minimum base rental payments due under non-cancelable leases in effect as of December 31, 2003, were as follows:

Year ending December 31, -
2004	$12,359,129
2005	11,598,124
2006	10,922,308
2007	9,308,112
2008	7,599,151
Thereafter	25,309,419
Total	$77,096,243

The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.  This schedule includes payments to be received under master lease agreements, however the receipt of these payments will be recorded as an adjustment to the basis of the property rather than rental revenue.

Note 5 – Debt

As of December 31, 2003 and 2002, debt consisted of the following:

	2003	2002

Senior secured, revolving credit facility, variable interest at LIBOR plus 1.125% to 1.500% (2.25% at December 31, 2003) or prime, at the election of the Company, due April 2004 (February 2007 as amended)	$1,000,000	$—

Company secured debt, interest rate of 5.0% at December 31, 2003, due February 2011	40,500,000	—

Total	$41,500,000	$—

In October 2003, the Partnership entered into a $50 million secured revolving credit facility with Bank One.  The Company guarantees the Partnership’s obligations under the credit facility.  The facility in place as of December 31, 2003 would have matured in April 2004, however, the facility has been amended and restated subsequent to year-end into a syndicated facility which matures in February 2007 (see note 17).  Borrowings under the facility currently bear interest at either prime or, at the election of the Company, LIBOR plus 112.5 to 150.0 basis points, depending upon the level of leverage on the assets pledged to secure the facility, and is subject to an annual 25 basis point facility fee.  As of December 31, 2003, one asset, with a cost of approximately $11.4 million is pledged to secure this facility.  Monthly debt service payments on the facility are interest only. The Company uses the facility principally for the acquisition of properties and for general working capital requirements.  The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally based upon the value of the properties pledged to secure the facility.  This facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverages and consolidated leverage.  The Company and the Partnership were in compliance with all of these covenants at December 31, 2003.

In December 2003, the Partnership entered into $40.5 million of fixed rate, non-recourse debt with a maturity of February 2011.  The debt bears interest at a fixed rate of 5% per annum and requires equal monthly principal and interest payments commencing in February 2004.  The secured debt is secured by deeds of trust on six properties in two states with an aggregate book value of approximately $67 million as of December 31, 2003. The secured debt has various covenants.  The Company and the Partnership were in compliance with all of these covenants at December 31, 2003.

Note 6 – Public Offering

In April 2002, the Company sold 200 shares of common stock, $0.01 par value, to an affiliate of the Advisor at a price of $10 per share.  On April 15, 2002, the Company filed the Registration Statement with the Securities and Exchange Commission covering a public offering of its common stock. The Registration Statement was declared effective on July 17, 2002.  The Company’s common stock is currently being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The Registration Statement also covers up to 4,000,000 shares available pursuant to the Company’s distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering.  Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow.  The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors.  As of December 31, 2003, approximately 12,470,400 shares of common stock were outstanding.

Note 7 – Private Placement Memorandum

The Company has developed certain transaction structures that are designed to provide investors that own real property, either directly or indirectly through a limited liability company or limited partnership, with the opportunity to receive limited partnership units in the Partnership (“DCX Units”) in exchange for their direct or indirect interest in such real property on a tax-deferred its basis. Each of the transaction structures involves an exchange of the property then owned directly or indirectly by the investor by its direct owner for a replacement property identified by the Company in a like-kind exchange under either or both of Sections 1031 and 721 of the Internal Revenue Code.

The Partnership’s issuance of DCX Units in exchange for direct or indirect interest in real property may provide certain investors with the opportunity to complete a real estate transaction and defer their Federal tax liability on any gain he or she would otherwise recognize on an exchange of such interest directly for shares of the Company’s common stock or cash until such time as the investor redeems his or her DCX Units for shares of the Company’s common stock, or at the option of the Company, for cash.  Each DCX Unit is intended to be the substantial economic equivalent of one share of the Company’s common stock.

The Partnership will pay certain up-front fees and reimburse certain related expenses to the Advisor, Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through such transactions.  The Advisor is obligated to pay all of the offering and marketing related costs associated with the private placement; however, the Partnership is obligated to reimburse the Advisor for such costs not to exceed 2% of the gross proceeds raised through this Private Placement. In addition, the Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross proceeds raised and a commission of up to 5% of gross proceeds raised through this Private Placement. The Dealer Manager may re-allow such commissions to the affecting broker dealers. The Partnership pays an intellectual property licensing fee to the Facilitator of up to 1.5% of gross proceeds raised through this Private Placement (see footnote 13).

During December 2003, the Company sold three separate undivided interests in one of our buildings referred to as Chickasaw. The Company has effectively leased back the undivided interests sold to the unrelated third parties and the lease agreement provides for a purchase option whereby the Company may purchase each undivided interest after a certain period of time in exchange for DCX Units.  The proceeds received from the sale of these undivided interests totaled in aggregate, $2,695,696, which is included in financing obligation in the accompanying consolidated balance sheets pursuant to SFAS No. 98 “Accounting for Leases.” Additionally, in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreement must be recognized as interest expense using the interest method.

As of December 31, 2003, the Company had incurred approximately $13,600 related to the rent due under the lease agreement with these third party investors. Such amounts were included in interest expense in the accompanying consolidated statements of operations.  The following table sets forth the five year, future minimum rental payments due to third parties under this lease agreement:

The Year Ended December 31,
2004	$289,413
2005	333,775
2006	366,252
2007	366,252
2008	366,252
Thereafter	2,109,950
Total	$3,831,894

The Partnership paid approximately $267,000 to the Advisor and other affiliates for affecting these transactions, which is included in other assets in the consolidated balance sheets.  If the Partnership elects to exercise its right to purchase back the undivided interests in exchange for the issuance of DCX Units, the unamortized up-front fees and expense reimbursements paid to affiliates will be treated as selling cost and will reduce owners’ equity.

Note 8 – Subscription for Common Shares

The initial proceeds of the offering were held in escrow until subscriptions for at least 200,000 shares were received from at least 100 non-affiliated investors.  These requirements were met on February 10, 2003, and at such time 226,567 of common shares were issued to investors.  As specified in the Prospectus, the net proceeds from the sale of the common stock securities were transferred to the Partnership on a one-for-one basis for limited partnership units.

Note 9 – Shareholders’ Equity

Preferred Shares

The board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series.  The rights and terms of such preferred shares will be determined by the board of directors.  However, the voting rights of preferred shareholders shall never exceed the voting rights of common shareholders.  As of December 31, 2003 and 2002, the Company had no outstanding shares of preferred stock.

Shares-in-Trust

The board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations.  As of December 31, 2003 and 2002, the Company had no outstanding shares-in-trust.

Common Shares

The holders of common stock are entitled to one vote per share on all matters voted on by shareholders, including election of the Company’s directors.  The articles of incorporation do not provide for cumulative voting in the election of directors.  Therefore, the holders of the majority of the outstanding common shares can elect the entire board of directors.  Subject to any preferential rights of any outstanding series of preferred stock and to the distribution of specified amounts upon liquidation with respect to shares-in-trust, the holders of common stock are entitled to such dividends as may be declared from time to time by the board of directors out of legally available funds and, upon liquidation, are entitled to receive all assets available for distribution to shareholders.  All shares issued in the Company’s public offering will be fully paid and non-assessable shares of common stock.  Holders of shares of common stock will not have preemptive rights.  As of December 31, 2003 and 2002, the Company had 12,470,400 and 200 shares of common stock outstanding, respectively.

Note 10 – Minority Interest

Minority interest consists of the following as of December 31, 2003 and 2002:

Limited partnership units	$—
Limited partnership special units	1,000
Total	$1,000

Limited Partnership Units

At December 31, 2003, the Partnership was approximately 99.9% owned by the Company and 0.1% by the Advisor. Limited partnership units are redeemable at the option of the unit holder.  The Partnership has the option of redeeming the limited partnership units with cash or with common shares.  At inception (April 12, 2002) the Partnership issued 20,000 limited partnership units to the Advisor for gross proceeds of $200,000.  The allocation of net loss to the limited partnership unit holders for the period ended December 31, 2002, had reduced the minority interest balance to zero.  The excess loss attributable to the minority interest, $11,638, will be applied to future income attributable to the minority interest.

Limited Partnership Special Units

During the third quarter of 2002, the Partnership issued 10,000 Special Units to an affiliate of the Advisor for consideration of $1,000.  The holders of Special Units do not participate in the profits and losses of the Partnership.  Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events.  In general, after holders of regular partnership interests have received cumulative distributions, in the aggregate, equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership’s assets.

Note 11 – Stock Option Plans and Warrants

Stock Option Plans

The Company has adopted an independent director stock option plan which it will use in an effort to attract and retain qualified independent directors (the “Independent Director Option Plan”).  The Company granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan upon the sale of 200,000 shares in the Company’s initial offering, which occurred in February 2003.  In addition, the Company intends to issue options to purchase 5,000 shares to each independent director then in office on the date of each annual shareholder’s meeting.  A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan.  Options may not be granted under the Independent Director Option Plan at any time when the grant would cause the total number of options outstanding under the Independent Director Option Plan and the Employee Option Plan to exceed 10% of the Company’s issued and outstanding shares.  The exercise price for options to be issued under the Independent Director Option Plan shall be the greater of (1) $12 per share or (2) the fair market value of the shares on the date they are granted.    As of December 31, 2003, there were 40,000 options outstanding under the Independent Director Option Plan.  There were no options outstanding during 2002.

The Company has adopted an employee stock option plan (the “Employee Option Plan”).  The Employee Option Plan is designed to enable the Company, the Advisor and the Property Manager to obtain or retain the services of employees (not to include any person who is a sponsor or affiliate of Dividend Capital Trust) considered essential to the Company’s long-term success and the success of the Advisor and the Property Manager by offering such employees an opportunity to participate in the growth of the Company through ownership of its shares.  The Employee Option Plan will be administered by the Compensation Committee, which is authorized to grant “non-qualified” stock options (the

“Employee Options”) to selected employees of the Advisor and the Property Manager.  Employee Options may not be granted under the Employee Option Plan at any time when the grant would cause the total number of options outstanding under the Employee Option Plan and the Independent Director Option Plan to exceed 10% of the Company’s issued and outstanding shares.  The exercise price for the Employee Options shall be the greater of (1) $11 per share or (2) the fair market value of the shares on the date the Employee Option is granted. A total of 750,000 shares are authorized and reserved for issuance under the Employee Option Plan.  The Compensation Committee shall set the term of the Employee Options at its discretion, which shall not exceed ten years.  The Compensation Committee shall set the period during which the right to exercise an Employee Option vests. No Employee Option may be issued or exercised, however, if such issuance or exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the Company’s articles of incorporation.  In addition, no Employee Option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution.  As of December 31, 2003 and 2002, there were no options outstanding under the Employee Option Plan.

Stock Warrants

The Company will issue to the Dealer Manager one soliciting dealer warrant for $.001 for every 25 shares sold during the offering period subject to a maximum of 1,000,000 soliciting dealer warrants.  These warrants, as well as the shares issuable upon their exercise, have been registered as part of the Company’s initial offering.  The Dealer Manager may retain or re-allow these warrants to broker-dealers participating in the initial offering, unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. The holder of a soliciting dealer warrant will be entitled to purchase one share from the Company at a price of $12 per share during the period beginning on the first anniversary of the effective date of the offering (July 17, 2002) and ending five years after the effective date of the offering (July 16, 2007). Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of this offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.  As of December 31, 2003 and 2002, no warrants had been issued.

Note 12 – Dividends

The Company’s Board of Directors announces the following quarter’s annualized dividend before the first day of the quarter.  The Company will calculate its dividends based upon daily record and dividend declaration dates so investors will be eligible to earn dividends immediately upon purchasing shares.  The Company intends to accrue and pay dividends on a quarterly basis. The following table sets forth the dividends declared by our Board of Directors and the dividends that have been paid to date:

Quarter	Amount Declared(1)	Date Paid
2nd Quarter-2003	$0.1558	July 15, 2003
3rd Quarter-2003	$0.1575	October 15, 2003
4th Quarter-2003	$0.1575	January 15, 2004
1st Quarter-2004	$0.1591	April 15, 2004(2)

(1)          Assumes share was owned for the entire quarter

(2)          Anticipated payment date

Distributions to shareholders are characterized for federal income tax purposes (which differs from GAAP), as ordinary income, capital gains, non-taxable return of capital or a combination of the three.  Distributions that exceed the Company’s current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares.  To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders’ basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s common shares.   The Company annually notifies shareholders of the taxability of distributions paid during the preceding year.

The following summarizes the taxability of distributions on common shares for the year ended December 31, 2003:

Per Common Share:
Ordinary Income	39.8%
Capital Gains	0.0%
Return of Capital	60.2%
Total	100.0%

Note 13 – Related Party Transactions

Advisory Agreement

The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and asset management fees to the Advisor.  The Advisor is considered a related party as certain indirect owners and employees of the Advisor serve as executives of the Company.  The amount of such acquisition fees shall equal up to 3% of the aggregate purchase price of all properties acquired by the Company up to a cumulative amount of $170 million.  The Company will pay an amount equal to 1% of the purchase price to the Advisor for all acquisitions made after acquiring the initial $170 million in properties.  The Company will pay the Advisor an asset management fee equal to 0.75% per annum of the total value of the properties owned by the Company in excess of $170 million.

The Company will be responsible for the payment of all organization and offering expenses not to exceed 3% of the initial $100 million gross offering proceeds and up to 2% of gross offering proceeds thereafter.  The Advisor has incurred approximately $12.5 million of organization and offering expenses as of December 31, 2003 of which the Company has reimbursed the Advisor approximately $3.3 million.  If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company.

The Advisor is obligated to reimburse the Company for the amount by which operating expenses (as defined in the Advisory Agreement) of the Company exceed the greater of 2% of Average Invested Assets or 25% of Net Income (as such terms are defined in the Advisory Agreement) for a twelve-month period to be measured each fiscal quarter (the “2%/25% Guidelines). If in any twelve month period the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future periods for the full amount or any portion of such excess expense, but only to the extent that such reimbursement would not cause the Company’s operating expense to exceed the 2%/25% Guidelines in any such year.  As of December 31, 2003, the Company’s operating expenses did not exceed the 2%/25% Guideline.

Dealer Manager Agreements

The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 2.5% of the initial $100 million of gross offering proceeds and up to 2% of gross proceeds raised thereafter to the Dealer Manager as compensation for managing the offering.  The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering.  The Company will also pay a 7% sales commission on the initial $100 million of gross offering proceeds and up to 6% thereafter.  The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales.

The Company has also entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 1.5% of the gross proceeds raised through the Partnership’s Private Placement. The Company will also pay a sales commission up to 5.0% of the gross proceeds raised through the Private placement.

As of December 31, 2003, the Company had paid the Dealer Manager approximately $11.1 million.  The Company did not pay any commissions or dealer manager fees to the Dealer Manager during 2002.

Note 14 – Comprehensive Income

There are no adjustments necessary to net income (loss) as presented in the accompanying consolidated statement of operations to derive comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income.

Note 15 – Income Taxes

During 2002, the Company was taxed as a C corporation for federal and state purposes.  For 2002, the Company recognized nominal taxable income and was obligated to pay a nominal amount of federal and state income tax.  During 2003, the Company operated and expects to continue to operate in a manner to meet all the requirements to qualify for REIT status and will make an election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2003.  In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period.  The Company does not anticipate that it will have any built-in gains at the time of it’s conversion to REIT status.  As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually 100% of its REIT taxable income, as defined in the Internal Revenue Code, to its shareholders and satisfies other requirements.  No provision has been made for federal income taxes in the accompanying consolidated financial statements.

Note 16 – Commitments and Contingencies

In connection with our private placement memorandum (see note 7), the Company has and may continue to enter into a series of transactions whereby DCX Units may ultimately be issued. During December 2003, the Company sold, through three transactions, certain undivided interests in one of our buildings referred to as Chickasaw. The Company has effectively leased back the undivided interests sold to the unrelated third parties and the lease agreement provides for a purchase option whereby the Company may purchase the undivided interest after a certain period in exchange for DCX Units, or at the option of the Company, cash.

Note 17 – Subsequent Event

On February 10, 2004, the Company amended and restated the Credit Facility to facilitate its syndication among a bank group led by Bank One, NA as administrative agent and lead arranger.  Compass Bank, Keybank National Association and U.S. Bank National Association also extended commitments under the facility.  The amendment increased the commitment under the facility to $82.5 million with provisions that could increase the facility to $200 million. In addition, the credit facility’s maturity date was extended to February 10, 2007.

Note 18 – Quarterly Results (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2003:

	For the Quarter Ended				For the Year Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	December 31, 2003

Rental revenue	$—	$117,596	$842,519	$1,328,959	$2,289,074
Other income	834	39,088	10,828	366,633	417,383
Total income	834	156,684	853,347	1,695,592	2,706,457
Rental expenses	—	—	88,978	277,672	366,650
Depreciation and amortization expense	—	68,604	359,787	766,939	1,195,330
Interest expense	—	26,278	137,985	221,161	385,424
General and administrative expenses	72,450	33,258	117,787	188,453	411,948
Net income (loss)	$(71,616)	$28,544	$148,810	241,367	347,105
Earnings (loss) per common share:
Basic and diluted	$(0.27)	$0.02	$0.03	$0.03	$0.09

Basic common shares outstanding	261,496	1,809,351	4,393,069	9,356,610	3,987,429

Diluted common shares outstanding	261,496	1,829,351	4,413,069	9,376,610	4,007,429

The following table presents selected unaudited quarterly financial data for each quarter during the period ended December 31, 2002:

	For the Quarter Ended June 30, 2002	For the Quarter Ended September 30, 2002	For the Quarter Ended December 31, 2002	For the Period Ended December 31, 2002

Net loss before minority interest	$(13,300)	$(17,500)	$(181,912)	$(212,712)
Minority interest	—	—	200,000	200,000
Net income (loss)	$(13,300)	(17,500)	18,088	(12,712)
Earnings (loss) per common share:
Basic and diluted	$(66.50)	$(87.50)	$90.44	$(63.56)

Basic common shares outstanding	200	200	200	200

Diluted common shares outstanding	200	200	200	200

The Company allocated minority interest for the entire period from inception (April 12, 2002) to December 31, 2002 in the quarter ended December 31, 2002 based on additional information obtained throughout the period.  If minority interest was allocated each quarter, the Company would have realized a $12,404 loss, or $62.02 per share during the quarter ended December 31, 2002.

Independent Auditors’ Report on Schedule

The Board of Directors
Dividend Capital Trust Inc.:

Under date of February 10, 2004, we reported on the consolidated balance sheets of Dividend Capital Trust Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2003 and the period from inception (April 12, 2002) to December 31, 2002, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned financial statements, we also audited the related schedule III. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
February 10, 2004

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

Property	Location	No. of Bldgs	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2003			Accumulated Depreciation	Acquisition Date
				Land	Building & Improvements (a)		Land	Building & Improvements (a)	Total Costs

Nashville	Nashville, TN	1	$—	2,544,999	21,938,672	—	2,544,999	21,938,672	24,483,671	(480,224)	06/09/03

Chickasaw	Memphis, TN	2	—	1,140,561	13,779,870	—	1,140,561	13,779,870	14,920,431	(359,926)	07/22/03

Rancho	Rancho Cucamonga, CA	1	—	2,789,574	7,002,354	—	2,789,574	7,002,354	9,791,928	(79,393)	10/16/03

Mallard Lake	Hanover Park, IL	1	1,000,000	2,561,328	8,808,242	—	2,561,328	8,808,242	11,369,570	(54,861)	10/29/03

West by Northwest	Houston, TX	1	—	1,033,352	7,563,574	—	1,033,352	7,563,574	8,596,926	(71,334)	10/30/03

DFW	Dallas, TX	1	6,860,760	980,666	10,381,628	—	980,666	10,381,628	11,362,294	(31,208)	12/15/03

Pinnacle	Dallas, TX	2	17,778,723	1,587,762	27,838,070	—	1,587,762	27,838,070	29,425,832	(62,870)	12/15/03

Park West	Cincinnnati, OH	3	15,860,517	3,348,000	22,893,585	—	3,348,000	22,893,585	26,241,585	(46,692)	12/15/03

Plainfield	Plainfield, IN	1	—	1,394,147	14,259,728	—	1,394,147	14,259,728	15,653,875	(26,254)	12/22/03

GRAND TOTAL		13	$41,500,000	17,380,389	134,465,723	—	17,380,389	134,465,723	151,846,112	(1,212,762)

(a) Included in Total Building and Improvements are 14,402,878 of intangible lease assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their ages and their positions and offices are as follows:

Name	Age	Position
Thomas G. Wattles	52	Chairman and Director
Evan H. Zucker	38	Chief Executive Officer, President, Secretary and Director
James R. Mulvihill	39	Chief Financial Officer, Treasurer and Director
Tripp H. Hardin	42	Director
Robert F. Masten	54	Director
John C. O’Keeffe	44	Director
Lars O. Soderberg	44	Director

Thomas G. Wattles, age 52, is the Chairman, Chief Investment Officer and a director of Dividend Capital Trust and is a manager and Chief Investment Officer of Dividend Capital Advisors and a manager of Dividend Capital Property Management.  Mr. Wattles is a principal of Black Creek Capital, LLC which he joined in February 2003.  From November 1993 to March 1997, Mr. Wattles served as Co-Chairman and Chief Investment Officer of ProLogis Trust (NYSE: PLD), and served as Chairman between March 1997 and May 1998.  Mr. Wattles was a Managing Director of Security Capital Group Incorporated (“Security Capital Group”) and was with Security Capital Group in various capacities including Chief Investment Officer from January 1991 to December 2002.  Mr. Wattles is a director of Regency Centers (NYSE: REG) and chairs the Investment Committee.  Mr. Wattles holds a Bachelor’s degree and an MBA degree from Stanford University.

Evan H. Zucker, age 38, is the President, Secretary and a director of Dividend Capital Trust Inc.  Mr. Zucker is also a manager of both Dividend Capital Advisors and Dividend Capital Property Management.  Mr. Zucker is a principal of Black Creek Capital, LLC, a Denver-based real estate investment firm which he co-founded in 1993.  Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and as of December 2002, with Mr. Mulvihill and other affiliates has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of approximately 75 real estate projects with an aggregate value in excess of approximately $503 million.  In 1993 Mr. Zucker co-founded American Real Estate Investment Corp. (now known as Keystone Property Trust, NYSE:  KTR), which is currently an industrial and logistics REIT.  Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 through 1997 and as a director of Keystone Property Trust from 1997 through 1999.  Mr. Zucker graduated from Stanford University with a Bachelor’s degree in Economics.

James R. Mulvihill, age 39, is the Treasurer, Chief Financial Officer and a director of Dividend Capital Trust.  Mr. Mulvihill is also a manager of both Dividend Capital Advisors and Dividend Capital Property Management. Mr. Mulvihill is a principal of Black Creek Capital, LLC, a Denver-based real estate investment firm which he co-founded in 1993.  He is also a co-founder and Chairman of the Board of Corporate Properties of the Americas (“CPA”).  CPA, a joint venture between an affiliate of Black Creek Capital and Equity International Properties (a Sam Zell controlled investment company), is a fully-integrated industrial real estate company that acquires, develops and manages industrial properties throughout Mexico.  To date, CPA has developed and or acquired over 7 million square feet of industrial buildings and developed two industrial parks totaling over 500 acres.  Mr. Mulvihill has been active in real estate acquisition, development and redevelopment activities since 1992 and as of December 2002, with Mr. Zucker and other affiliates has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of approximately 75 real estate projects with an aggregate value in excess of approximately $503 million.  In 1993 Mr. Mulvihill co-founded American Real Estate Investment Corp. (now known as Keystone Property Trust, NYSE: KTR) which is currently an industrial and logistics REIT.  Mr. Mulvihill served as its Chairman and as a director from 1993 through 1997 and as a director of Keystone Property Trust from 1997 through 2001.  Prior to co-founding Black Creek Capital, Mr. Mulvihill served as Vice President of the Real Estate Banking and Investment Banking Groups of Manufacturer’s Hanover and subsequently Chemical Bank, where his responsibilities included real estate syndication efforts, structured debt underwritings and leveraged buyout real estate financings.  Mr. Mulvihill holds a Bachelor’s degree from Stanford University in Political Science.

Independent Directors

Tripp H. Hardin, age 42, is an independent director of Dividend Capital Trust.  Mr. Hardin is a Vice President of Grubb & Ellis, and he has been active in real estate activities since 1984, focusing primarily on the sale and leasing of industrial, office and commercial properties.  He has also been active in real estate investment and build-to-suit transactions.  Mr. Hardin graduated from Stanford University with a Bachelor of Science Degree.

Robert F. Masten, age 54, is an independent director of Dividend Capital Trust.  Mr. Masten has been active in commercial real estate transactions and title insurance matters since 1972.  Since 1993 he has been a Senior Vice President of North American Title Company, Denver, Colorado, where he has provided title insurance for commercial real estate transactions.  Prior to joining North American Title Company he was with Land Title Guaranty Company for 16 years.  Before joining Land Title, Mr. Masten leased, managed and sold properties for 33 different syndicates for which Perry & Butler was the general partner.  Mr. Masten graduated from the University of Colorado with a Doctorate Degree in Arts and Sciences.

John C. O’Keeffe, age 44, is an independent director of Dividend Capital Trust.  Mr. O’Keeffe has been active in real estate construction activities since 1987.  Since 1987 he has served as a project manager for Wm. Blanchard Co., Springfield, New Jersey, where he has been responsible for the construction of large healthcare projects.  Mr. O’Keeffe graduated from Denison University with a Bachelor’s Degree in English Literature.

Lars O. Soderberg, age 44, is an independent director of Dividend Capital Trust.  Mr. Soderberg has been employed by Janus Funds since 1995.  He is currently a Vice President and Managing Director of Janus Institutional Services, where he is responsible for the development, marketing and distributions of Janus’ investment products to the institutional market place.  Prior to joining Janus, Mr. Soderberg was employed by Fidelity Investments for approximately 14 years.  He is Treasurer and a member of the Board of Directors of the National Defined Contribution Council and a member of the Association of Investment Management Sales Executives.  Mr. Soderberg graduated from Denison University with a Bachelor of Arts Degree in History.

On March 31, 2003, the Company’s Board of Directors accepted the resignation of John Blumberg as a director of the Company and as a member of the Audit Committee and the resignation of Michael Dana as a director of the Company and as a member of the Compensation Committee.  Also on March 31, 2003, Thomas G. Wattles was appointed as a director of the Company and as the Chairman of the Board of Directors.  Lars O. Soderberg was appointed to the Compensation Committee on March 31, 2003.

Code of Ethics

Our board of directors has adopted a Code of Ethics which applies to our directors and executive officers.  A copy of the Code of Ethics is attached as an exhibit to this report.

ITEM 11.                              EXECUTIVE COMPENSATION

The Company currently has no paid employees.  Day-to-day management functions are performed by the Advisor, and related affiliates.

The Company’s executive officers are all employees of the Advisor. The Company does not pay any of these individuals for serving in their respective positions. For a discussion of fees paid to the Advisor and other affiliated companies, see “Certain Relationships and Related Transactions” below.

On February 25, 2004, the board of directors approved a change in the amount paid to the independent directors. Before the change in compensation the Company paid each of its independent directors $2,500 per quarter plus $1,000 for each board meeting attended and $500 for each committee meeting attended.  Effective February 25, 2004, the compensation paid to the independent directors will be $5,000 per quarter plus $1,000 for each board meeting or committee meeting attended.  All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. If a director also is an officer of the Company, no separate compensation is paid for services rendered as a director.

The Company has also adopted the Independent Director Option Plan and the Employee Option Plan.  See “Market for Common Stock and related Shareholder Matters” above.  As of December 31, 2003, there were 40,000 options outstanding under the Independent Director Option Plan and there were no options outstanding under the Employee Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders(1)	40,000	$12.00	(2)	2,010,000
Total	40,000	$12.00		2,010,000

(1)Represents the Company’s Independent Director Option Plan, for which 40,000 out of an authorized 300,000 shares are outstanding; the Company’s Employee Stock Option Plan, of which none of the authorized 750,000 shares are outstanding; and dealer warrants available to Dealer Managers, of which none of the authorized 1,000,000 warrants have been issued.

(2)Calculated as the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted.

During 2003 and 2002, the Company’s independent board of directors received compensation in the aggregate amount of $22,500 and $58,500, respectively.  Approximately $15,000 and $58,500 was accrued as of December 31, 2003 and 2002, respectively, related to compensation to the independent board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of March 15, 2004 regarding the number and percentage of shares beneficially owned by: (i) each director; (ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) as of March 15, 2004, any person known to the Company to be the beneficial owner of more than 5% of the shares issued and outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Evan H. Zucker (Director and Chief Executive Officer)	200	*
All director and officers as a group	200	*

* Less than 1%

(1) Beneficial ownership includes outstanding shares and shares that any person has the right to acquire within 60 days after the date of this table. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advisory Agreement

The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and asset management fees to the Advisor.  The Advisor is considered a related party as certain indirect owners and employees of the Advisor serve as executives of the Company.  The amount of such acquisition fees shall equal up to 3% of the aggregate purchase price of all properties acquired by the Company up to a cumulative amount of $170 million.  The Company will pay 1% to the Advisor for all acquisitions made after acquiring the initial $170 million in properties.  The Company will pay the Advisor an asset management fee equal to 0.75% per annum of the total value of the properties owned by the Company in excess of $170 million.

The Company will be responsible for the payment of all organization and offering expenses not to exceed 3% of the initial $100 million gross offering proceeds and up to 2% of gross offering proceeds thereafter.  The Advisor has incurred approximately $12.5 million of organization and offering expenses as of December 31, 2003 of which the Company has reimbursed the Advisor approximately $3.3 million.  If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company.

The Advisor is obligated to reimburse the Company for the amount by which operating expenses (as defined in the Advisory Agreement) of the Company exceed the greater of 2% of Average Invested Assets or 25% of Net Income (as such terms are defined in the Advisory Agreement) for a twelve-month period to be measured each fiscal quarter (the “2%/25% Guidelines). If in any twelve month period the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future periods for the full amount or any portion of such excess expense, but only to the extent that such reimbursement would not cause the Company’s operating expense to exceed the 2%/25% Guidelines in any such year.  As of December 31, 2003, the Company’s operating expenses did not exceed the 2%/25% Guideline.

Dealer Manager Agreement

The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 2.5% of the initial $100 million of gross offering proceeds and up to 2% of gross proceeds raised thereafter to the Dealer Manager as compensation for managing the offering.  The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering.  The Company will also pay a 7% sales commission on the initial $100 million of gross offering proceeds and up to 6% thereafter (except that the selling commission may remain at up to 7% where the purchaser elects to pay a deferred commission).  The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales.

The Company has also entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 1.5% of the gross proceeds raised through the Partnership’s Private Placement. The Company will also pay a sales commission up to 5.0% of the gross proceeds raised through the Private placement.

As of December 31, 2003, the Company had paid the Dealer Manager approximately $11,336,000.  The Company did not pay any amount to the Dealer Manager during 2002.

Property Management Agreement

The Company has entered into a property management agreement with the Property Manager pursuant to which the Company will pay certain property management and leasing fees to the Property Manager.  The amount of such fees shall not exceed the lesser of 3% of the gross revenues or 0.6% of the net asset value (as defined in the property management agreement) of properties owned by the Company.  The Company may also pay a separate fee for the one-time lease-up of newly-constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions.  As of December 31, 2003, the Company had not paid the Property Manager any property management or leasing fees.

The Company may pay real estate commissions to the Advisor or its affiliates in connection with the sale of properties by the Company.  Such commissions shall not exceed the lesser of 50% of the reasonable, customary and competitive real estate brokerage commission paid for the sale of comparable property or 3% of the contract price.  The payments of such commissions are deferred until distributions to investors equal 100% of their capital contributions plus a 7% cumulative non-compounded return on their net contributions.  As of December 31, 2003, the Company had not paid any real estate commissions to the Property Manager.

ITEM 14.                              PRINCAPLE ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company engaged KPMG LLP to perform the annual audit and related quarterly reviews for the years ended December 31, 2002 and 2003. The fees incurred by the Company related to these audits and reviews were $46,000 and $38,500, respectively, for the 2002 and 2003 annual audits and quarterly reviews.

In addition to the annual audits, KPMG LLP also has performed various property audits pursuant to Rule 3-14.  The fees incurred for such services totaled $67,250 for the year ended December 31, 2003. There were no fees incurred in 2002 related to property audits pursuant to Rule 3-14.

Audit-Related Fees

In addition to the annual audit, KPMG LLP also performed other audit-related services reviews of certain registration statements and post-effective amendments to such registration statements, as well as other work in connection with other SEC filings.   The total fees incurred in 2003 for these services totaled $57,485 and none were incurred in 2002.

Tax Fees and All Other Fees

The Company has not engage KPMG LLP to perform any tax related services or other services outside the scope of services discussed above.

Audit Committee’s Pre-approval Policies

The audit committee shall have the ultimate authority and responsibility to select, evaluate and, when warranted, replace independent public accountants (or to recommend such replacement for shareholder approval in any proxy statement, if applicable).  The audit committee shall approve the fees and other compensation to be paid to the independent public accountants.  The audit committee shall be primarily responsible for monitoring the independence and performance of the Company’s independent public accountants.  The independent public accountants shall be ultimately accountable to the Board of Directors and the audit committee.

In discharging its oversight role, the audit committee has the power to conduct or to authorize investigations into any matter brought to its attention with full access to all books, records, facilities, and personnel of the Company, including the independent auditors.  The audit committee shall have the resources and authority appropriate to discharge its duties and responsibilities.

In addition, the audit committee shall review the independent public accountants audit plan and engagement letter which discusses the scope, staffing, locations, reliance upon management and internal audit and general audit approach.  The audit committee shall also review the scope of non-audit services performed for the Company by the independent auditors and approve any significant non-audit relationship with the independent auditors.

The audit committee has approved all the audit and audit related work conducted by KPMG LLP in 2002 and 2003. Additionally, the audit committee has approved KPMG LLP to perform the 2004 quarterly reviews, review of related registration statements and the necessary property audits to comply with Rule 3-14.

PART IV

ITEM 15.                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Date Filed	Date of Report	Form	Reporting

April 1, 2003	April 1, 2003	8-K	Declaration of Second Quarter Dividend
June 10, 2003	June 25, 2003	8-K	Acquisition of Nashville Facility
July 22, 2003	August 5, 2003	8-K	Acquisition of Chickasaw Distribution Facilities
June 22, 2003	October 3, 2003	8-K/A	Provide financial statements for Chickasaw acquisition
October 16, 2003	October 22, 2003	8-K	Acquisition of Rancho Technology Park and notice of Special Meeting of Shareholders
October 29, 2003	November 12, 2003	8-K	Acquisition of Mallard Lake and West by Northwest Distribution Facilities
November 21, 2003	November 26, 2003	8-K	Notice of action taken by Special Shareholder Meeting
December 15, 2003	December 30, 2003	8-K	Acquisition of Park West, Pinnacle, DFW and Plainfield Distribution Facilities

Exhibit Number	Description

*1.1	Amended and Restated Dealer Manager Agreement (Exhibit 10.2 to Form 8-K filed on November 26, 2003)
*1.2	Form of Selected Dealer Agreement (Exhibit 10.3 to Form 8-K filed on November 26, 2003)
*1.3	Form of Warrant Purchase Agreement (Exhibit 1.3 to Form S-11 Registration Statement, Commission File No. 333-86234)
*3.1	Dividend Capital Trust Inc. Amended and Restated Articles of Incorporation (Exhibit 3.1 to Form 8-K filed on November 26, 2003)
*3.2	Dividend Capital Trust Inc. Bylaws (Exhibit 3.2 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.1	Amended and Restated Advisory Agreement between Dividend Capital Trust Inc. and Dividend Capital Advisors LLC dated November 21, 2003 (Exhibit 10.1 to Form 8-K filed November 26, 2003)
*10.2	Management Agreement between Dividend Capital Trust Inc. and Dividend Property Management LLC dated July 12, 2002 (Exhibit 10.3 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.3

Form of Indemnification Agreement between Dividend Capital Trust Inc. and the officers and directors of Dividend Capital Trust Inc. (Exhibit 10.4 to Form S-11 Registration Statement, Commission File No. 333-862341)

*10.4	Limited Partnership Agreement of Dividend Capital Operating Partnership LP. (Exhibit 10.5 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.5.1	Dividend Capital Trust Inc. Employee Stock Option Plan (Exhibit 10.6.1 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.5.2	Dividend Capital Trust Inc. Independent Director Stock Option Plan (Exhibit 10.6.2 to Form S-11 Registration Statement, Commission File No. 333-86234)
+14.1	Code of Ethics
+23.1	Consent of KPMG LLP, Independent Auditors, dated March 16, 2004
+31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
+31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
+32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
+32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

+	Filed herewith.
*	Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.

	By:	/s/ Evan H. Zucker
Evan H. Zucker, Chief Executive Officer and President

Date: March 19, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas G. Wattles	Chairman and Director	March 19, 2004
Thomas G. Wattles

/s/ Evan H. Zucker	Chief Executive Officer, President, Secretary and Director	March 19, 2004
Evan H. Zucker

/s/ James R. Mulvihill	Chief Financial Officer, Treasurer and Director	March 19, 2004
James R. Mulvihill

/s/ Tripp H. Hardin	Director	March 19, 2004
Tripp H. Hardin

/s/ Robert F. Masten	Director	March 19, 2004
Robert F. Masten

/s/ John C. O’Keeffe	Director	March 19, 2004
John C. O’Keeffe

/s/ Lars O. Soderberg	Director	March 19, 2004
Lars O. Soderberg