Form 10-Q
period 2004-03-31
DIVIDEND CAPITAL TRUST INC
filed 2004-05-17
CIK 1170991

Use these links to rapidly review the document
Index to Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
or
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File No. 333-86234, 333-113170

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

        As of May 7, 2004, 28,137,025 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	As of March 31, 2004	As of December 31, 2003
	(Unaudited)
ASSETS
Land	$20,968,862	$17,380,389
Buildings and improvements	143,611,422	120,062,846
Intangible lease asset	17,435,499	14,402,878
Less accumulated depreciation and amortization	(2,947,197)	(1,212,762)

Net Investment in Real Estate	179,068,586	150,633,351
Cash and cash equivalents	67,778,021	4,076,642
Notes receivable	1,498,000	—
Other assets, net	4,748,118	1,897,543

Total Assets	$253,092,725	$156,607,536

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,412,036	$1,179,871
Dividends payable	2,645,857	1,473,944
Other liabilities	1,935,327	1,498,132
Intangible lease liability, net	1,360,397	1,434,548
Line of credit	1,900,000	1,000,000
Mortgage note	40,402,471	40,500,000
Financing obligation	4,615,102	2,695,696

Total Liabilities	54,271,190	49,782,191
Minority Interest	1,000	1,000
Shareholders' Equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 22,799,467 and 12,470,400 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	227,995	124,704
Additional paid-in capital	203,033,017	108,816,615
Distributions in excess of earnings	(4,590,385)	(2,116,974)
Accumulated other comprehensive income	149,908	—

Total Shareholders' Equity	198,820,535	106,824,345

Total Liabilities and Shareholders' Equity	$253,092,725	$156,607,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE:
Rental revenue	$2,981,658	$—
Other real estate income	600,253	—
Other income	13,324	834

Total Revenue	3,595,235	834
EXPENSES:
Operating expenses	797,850	—
Depreciation and amortization expense	1,646,277	—
Interest expense	650,588	—
General and administrative expenses	328,074	72,450

Total Expenses	3,422,789	72,450
NET INCOME (LOSS)	$172,446	$(71,616)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	16,579,579	261,496

Diluted	16,599,579	261,496

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.27)

Diluted	$0.01	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statement of Shareholders' Equity
and Other Comprehensive Income

For the Three Months Ended March 31, 2004

(Unaudited)

	Common Shares				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Distributions in Excess of Earnings		Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 2003	12,470,400	$124,704	$108,816,615	$(2,116,974)	$—	$106,824,345
Comprehensive income:
Net income	—	—	—	172,446	—	172,446
Net unrealized change in Cash flow hedging derivative	—	—	—	—	149,908	149,908

Comprehensive income						322,354
Issuance of common stock, net of offering costs	10,329,067	103,291	94,215,475	—	—	94,318,766
Amortization of stock options	—	—	927	—	—	927
Dividends on common shares	—	—	—	(2,645,857)	—	(2,645,857)

Balances, March 31, 2004	$22,799,467	$227,995	$203,033,017	$(4,590,385)	$149,908	$198,820,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$172,446	$(71,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Real estate depreciation and amortization	1,646,277	—
Other depreciation and amortization	88,415	—
Decrease in restricted cash	—	253,837
Decrease in advance for offering costs, related party	—	52,923
Decrease (increase) in other assets	765,603	(291,185)
Increase in accounts payable, accrued expenses and other liabilities	424,118	55,935

Net cash provided by (used in) operating activities	3,096,859	(106)

INVESTING ACTIVITIES:
Real estate investments	(26,401,915)	—
Increase in intangible lease asset	(3,032,621)	—
Increase in deferred acquisition costs	(9,720)	—
Increase in notes receivable	(1,498,000)	—

Net cash used in investing activities	(30,942,256)	—

FINANCING ACTIVITIES:
Draws on line of credit	1,900,000	—
Payments on line of credit	(1,000,000)	—
Proceeds from financing obligation	1,931,153	—
Payments on financing obligation	(11,747)
Payments on mortgage note	(97,529)	—
Increase in deferred loan costs	(1,073,315)	—
Proceeds from sale of common shares	100,171,405	7,270,643
Offering costs for issuance of common stock, related party	(9,482,332)	(940,560)
Distributions to common shareholders	(790,859)	—

Net cash provided by financing activities	91,546,776	6,330,083

NET INCREASE IN CASH AND CASH EQUIVALENTS	$63,701,379	$6,329,977
CASH AND CASH EQUIVALENTS, beginning of period	$4,076,642	$11,055

CASH AND CASH EQUIVALENTS, end of period	$67,778,021	$6,341,032

Cash paid for interest expense	$660,250	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization

        Dividend Capital Trust Inc. (the "Company") was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of generic distribution warehouses and light industrial properties net leased to corporate tenants. The Company operates and intends to continue to operate in a manner to qualify for real estate investment trust ("REIT") status for federal income tax purposes and intends to elect REIT status in conjunction with the filing of its 2003 federal tax return. The Company is structured as an umbrella partnership REIT ("UPREIT") under which substantially all of the Company's current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (the "Partnership"), a Delaware limited partnership.

        The Company is an externally advised REIT and Dividend Capital Advisors LLC (the "Advisor") manages the day to day activities and the investment activities of the Company under an advisory agreement (the "Advisory Agreement"). Dividend Capital Securities LLC (the "Dealer Manager") serves as the dealer manager of the Company's public offering and provides selling services under a dealer manager agreement (the "Dealer Manager Agreement"). These related parties receive compensation and fees for services relating to the offering and for the investment and management of the Company's assets (see note 8).

Interim Financial Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's audited financial statements as of December 31, 2003 and related notes thereto, and the Company's prospectus, as amended, dated April 16, 2004.

Principles of Consolidation

        The accounts of the Company and the Partnership, its controlled subsidiary, are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain items in the consolidated financial statements for 2003 have been reclassified to conform with the current presentation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

Investment in Real Estate

        Upon the acquisition of real estate, the Company capitalizes direct costs associated with the acquisition, development or improvement of real estate, including the acquisition fees paid to the Advisor. Capitalized costs associated with unsuccessful acquisition or development pursuits will be expensed at the time the pursuit is abandoned.

        Upon acquisition, the purchase price of a property is allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities. The allocation to land, building, land improvements and tenant improvements is based on the Company's estimate of its fair value based on all available information such as appraisals, property condition reports and other related information. The allocation to intangible lease asset includes the value associated with the in-place leases, including leasing commission, legal and other related costs. In addition, the purchase allocation requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue.

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

        Maintenance and repairs expenditures are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization will be removed from the accounts and the resulting gain or loss will be reflected in operations in the period in which such sale or retirement occurs.

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

Comprehensive Income

        Comprehensive income is net income plus other comprehensive income. The Company reports comprehensive income in its Statement of Shareholders' Equity. Comprehensive income related to the cash flow hedging derivative was $149,908 for the three months ended March 31, 2004.

Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

        For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

        The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses treasury locks as part of its cash flow hedging strategy. As of March 31, 2004, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt.

        As of March 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and does not currently have any derivatives that are not designated as hedges. At March 31, 2004, derivatives with a fair value of $149,908 were included in other assets. The change in net unrealized gains/(losses) of $149,908 in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders' equity and comprehensive income. No hedge ineffectiveness on cash flow hedges has been recognized during the three months ended March 31, 2004.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that $7,500 will be reclassified from other comprehensive income to interest expense. The Company is hedging its exposure to the variability in future cash flows for certain debt entered into during the six-month period ended December 31, 2004.

Revenue Recognition

        Certain properties have leases that provide for tenant occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

Stock-Based Compensation

        The Company has two stock-based employee and director compensation plans. As of March 31, 2004, and December 31, 2003, the Company had 40,000 options outstanding under the Director Stock Option Plan. The Company accounts for these plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and related interpretations. As of March 31, 2004, and December 31, 2003, no options had been granted under the Employee Stock Option Plan.

Basic and Diluted Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of limited partnership units (see note 7) for common shares.

New Accounting Pronouncements

        In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The Company adopted the consolidation requirements of FIN 46R in the first quarter of 2004 and determined that none of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46R.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted the requirements of SFAS 150 in the third quarter of 2003 and there was no impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. FIN 45 did not have a material impact on the Company's financial position, results of operation or cash flow.

Note 2—Real Estate

Acquisitions

        During the three months ended March 31, 2004, the Company acquired two industrial buildings for a combined purchase price of $28,929,536, exclusive of related closing costs and acquisition fees paid to the Advisor, as further described below.

Eastgate Distribution Center III

        On March 19, 2004, the Company purchased a 423,500 square foot distribution facility located in Lebanon, Tennessee, an industrial sub-market of Nashville ("Eastgate III"). Eastgate III was developed in 2002 and is currently 100% occupied by two tenants. The Company purchased the building from an unaffiliated third party for a total cost, including acquisition costs, of approximately $14.8 million, (including an acquisition fee of $429,000 payable to the Advisor).

Newpoint I Business Center

        On March 31, 2004, the Company purchased a 414,160 square foot distribution facility located in Lawrenceville, Georgia, a sub-market of Atlanta ("Newpoint I"). Newpoint I was developed in 1997 and is currently 100% occupied by two tenants. The Company purchased the building from an unaffiliated third party for a total cost, including acquisition costs, of approximately $15.1 million (including an acquisition fee of approximately $346,400 payable to the Advisor).

Pending Transactions

        The Company currently has entered into three real estate contracts that combine for total purchase price of approximately $164.0 million, which the Company anticipates funding with proceeds raised in its public offering and debt. The Company anticipates that these acquisitions will close over the next several months. These contracts are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

Note 3—Debt

        As of March 31, 2004 and December 31, 2003, debt consisted of the following:

	March 31, 2004	December 31, 2003
Senior secured, revolving credit facility, variable interest at LIBOR plus 1.125% to 1.500% or prime, at the election of the Company, (4.0% at March 31, 2004) due February 2007	$1,900,000	$1,000,000
Company secured debt, interest rate of 5.0% due February 2011	40,402,471	40,500,000

Total	$42,302,471	$41,500,000

        In October 2003, the Partnership entered into a $50 million secured revolving credit facility with Bank One. The Company guarantees the Partnership's obligations under the credit facility. The facility in place as of December 31, 2003 would have matured in April 2004, however, the facility has been amended and restated subsequent to year-end into a syndicated facility which matures in February 2007 and currently bears interest at either prime or, at the election of the Company, LIBOR plus 112.5 to 150.0 basis points, depending upon the level of leverage on the assets pledged to secure the facility, and is subject to an annual 25 basis point facility fee. This facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverage's and consolidated leverage. The Company and the Partnership were in compliance with all of these covenants at March 31, 2004.

        In December 2003, the Partnership entered into $40.5 million of fixed rate, non-recourse debt with a maturity of February 2011. The debt bears interest at a fixed rate of 5% per annum and requires equal monthly principal and interest payments commencing in February 2004. The debt is secured by deeds of trust on six properties in two states with an aggregate book value of approximately $67 million as of March 31, 2004. The secured debt has various covenants. The Company and the Partnership were in compliance with all of these covenants at March 31, 2004.

Note 4—Public Offering

        On April 15, 2002, the Company filed its initial registration statement with the Securities and Exchange Commission ("SEC") covering a public offering of its common stock and the registration statement was declared effective by the SEC on July 17, 2002. The common stock is being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The registration statement also covers up to 4,000,000 shares available pursuant to the Company's distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. Until the Company received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors. As of March 31, 2004, 22,801,739 shares of common stock had been sold under this initial registration statement for gross proceeds of approximately $22.8 million.

Note 5—Private Placement Memorandum

        The Company has developed certain transaction structures that are designed to provide investors that own real property, either directly or indirectly through a limited liability company or limited partnership, with the opportunity to receive limited partnership units in the Partnership (DCX Units) in exchange for their direct or indirect interest in such real property on a tax-deferred basis. Each of the transaction structures involves an exchange of the property owned directly or indirectly by the investor by its direct owner for a replacement property identified by the Company in a like-kind exchange transaction under either or both of Sections 1031 and 721 of the Internal Revenue Code.

        The Partnership's issuance of DCX Units in exchange for direct or indirect interest in real property may provide certain investors with the opportunity to complete a real estate transaction and defer their federal tax liability on any gain he or she would otherwise recognize on an exchange of such interest directly for shares of the Company's common stock or cash. The investor may be able to defer their federal tax liability until such time as the investor redeems his or her DCX Units for shares of the Company's common stock, or at the option of the Company, for cash. Each DCX Unit is intended to be the substantial economic equivalent of one share of the Company's common stock.

        The Partnership will pay certain up-front fees and reimburse certain related expenses to the Advisor, Dealer Manager and Dividend Capital Exchange Facilitators LLC (the "Facilitator") for raising capital through such transactions. The Advisor is obligated to pay all of the offering and marketing related costs associated with the private placement; however, the Partnership is obligated to reimburse the Advisor for such costs not to exceed 2% of the gross proceeds raised through this Private Placement. In addition, the Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross proceeds raised and a commission of up to 5% of gross proceeds raised through this Private Placement. The Dealer Manager may re-allow such commissions to the effecting broker dealers. The Partnership pays an intellectual property licensing fee to the Facilitator of up to 1.5% of gross proceeds raised through the issuance of DCX units.

        During the three months ended March 31, 2004, and the year ended December 31, 2003, the Company sold three and five, respectively, undivided interests in one of our buildings referred to as Chickasaw. The Company has effectively leased back the undivided interests sold to the unrelated third parties and the lease agreement provides for a purchase option whereby the Company may purchase each undivided interest after a certain period of time in exchange for DCX Units. The proceeds received from the sale of these undivided interests totaled, $1.9 million and $2.7 for the three months ended March 31, 2004, and the year ended December 31, 2003, respectively, which is included in financing obligation in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98 "Accounting for Leases" (SFAS No. 98) Additionally, in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreement must be recognized as interest expense using the interest method.

        The Partnership paid approximately $190,000 to the Advisor and other affiliates for affecting these transactions, which is included in other assets in the condensed consolidated balance sheets. If the Partnership elects to exercise its right to purchase back the undivided interests in exchange for the issuance of DCX Units, the up-front fees and expense reimbursements paid to affiliates will be recorded against equity.

Note 6—Notes Receivable

        On March 26, 2004, the Company entered into a strategic relationship with Panattoni Investments, LLC ("Panattoni"). We have committed to fund up to $15 million into various projects and on March 26, 2004, we made our initial contribution in the form of two notes in the amount of $1,498,000. Pursuant to the loan agreement, initial notes will become due on July 26, 2007, or at our option, April 26, 2007. This initial funding plus a future funding of approximately $2 million will be used to develop approximately 960,000 square feet of distribution space in the Plainfield sub-market of Indianapolis. In addition to the 9.5% interest earned on the notes, we have obtained certain acquisition rights to the property being developed. Also, we have obtained an option that gives us the right to purchase an equity interest in the entity owning the property. This equity interest may be up to 5% of the total amount of the principal loan amount outstanding at the time of contribution. We can exercise this option effective January 1, 2005 through the maturity date of the loan.

Note 7—Minority Interest

        Minority interest consists of the following as of:

	March 31, 2004	December 31, 2003
Limited partnership units	$—	$—
Limited partnership Special Units	1,000	1,000

Total	$1,000	$1,000

Limited Partnership Units

        At March 31, 2004, and December 31, 2003, the Partnership was more than 99.9% owned by the Company and less than 0.1% by the Advisor. Limited partnership units are redeemable at the option of the unit holder. The Partnership has the option of redeeming the limited partnership units with cash or with common shares. Upon inception (April 12, 2002), the Partnership issued 20,000 limited partnership units to the Advisor for gross proceeds of $200,000.

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

        The Special Units will be redeemed by the Partnership for cash upon the occurrence of specified events that result in a termination or non-renewal of the Advisory Agreement. If the Advisory Agreement is terminated by the Company for cause, the redemption price shall be $1. If the Company's shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder of the Special Units if the Partnership had sold all of its assets for their then fair market values, paid all of its liabilities and distributed any remaining amounts to partners in liquidation in accordance with the partnership agreement of the Partnership. The fair market value of the assets will be determined by the public market prices in the event of a listing of the Company's shares or by the net sales proceeds received in the event of the disposition of the Company's properties. In the case of certain other events, fair market value will be determined by the then fair market value of the Partnership's assets, as determined by an appraisal, less all of its liabilities.

Note 8—Related Party Transactions

Advisory Agreement

        The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and asset management fees to the Advisor. The Advisor is considered a related party as certain indirect owners and employees of the Advisor serve as executives of the Company. The amount of such acquisition fees shall equal up to 3% of the aggregate purchase price of all properties acquired by the Company up to a cumulative amount of $170 million. The Company will pay 1% to the Advisor for all acquisitions made after acquiring the initial $170 million in properties. During the three months ended March 31, 2004, and the year ended December 31, 2003, the Company paid the Advisor approximately $775,000 and $4.4 million, respectively for acquisition fees which are accounted for as part of the basis of the acquired properties. Commencing with the closing of Newpoint I, the Company had acquired more than $170 million in assets and therefore all future acquisitions will be subject to the reduced acquisition fee of 1.0% and to the 0.75% asset management fee as described below.

        The Company will pay the Advisor an asset management fee equal to 0.75% per annum of the total value of the properties owned by the Company in excess of $170 million. During the three months ended March 31, 2004, the Company did not incur any management fees payable to the Advisor.

        The Company will be responsible for the payment of all organization and offering expenses not to exceed up to 2% of future gross offering proceeds. The Advisor has incurred approximately $14 million of organization and offering expenses as of March 31, 2004 of which the Company has reimbursed the Advisor approximately $5.2 million. If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company.

        The Advisor is obligated to reimburse the Company for the amount by which operating expenses (as defined in the Advisory Agreement) of the Company exceed the greater of 2% of Average Invested Assets or 25% of Net Income (as such terms are defined in the Advisory Agreement) for a twelve-month period to be measured each fiscal quarter (the "2%/25% Guidelines). If in any twelve month period the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the excess amount may be carried over and included in future periods provided that such reimbursements to the Advisor in future periods would not cause the

Company's operating expenses to exceed the 2%/25% Guidelines in any such year. As of March 31, 2004, and December 31, 2003, the Company's operating expenses did not exceed the 2%/25% Guideline.

Dealer Manager Agreements

        The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will to pay up to 2.0% of future gross offering proceeds to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. The Company will also pay a 6% sales commission on future gross offering proceeds. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales. For the three months ended March 31, 2004 and 2003, the Company incurred approximately $8.0 million and $715,000, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions.

        The Company has also entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 1.5% of the gross proceeds raised through the Partnership's Private Placement. The Company will also pay the Dealer Manager a sales commission up to 5.0% of the gross proceeds raised through the Private placement. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales. For the three months ended March 31, 2004 the Company incurred approximately $85,200 payable to the Dealer Manager for dealer manager fees and sales commissions. The Company did not incur and fees payable to the Dealer Manager in the first quarter of 2003.

        The Dealer Manager earns one warrant to purchase one share of common stock for $12 for every 25 shares of common stock sold. For the three months ended March 31, 2004, and for the year ended December 31, 2003, the Dealer Manager had earned 409,870 and 496,776 soliciting dealer warrants, respectively. Using the fair value provisions of SFAS 123, the value of the warrants earned in the three months ended March 31, 2004 and the year ended December 31, 2003 is $86,823 and $105,233, respectively. The issuance of these warrants did not have an impact on the Company's condensed consolidated statement of operations as the value of these warrants is a cost of raising capital and therefore deducted from shareholder's equity.

Note 9—Subsequent Events

MassPRIM Portfolio

        On May 3, 2004, the Company purchased two facilities from an unrelated third party for a combined purchase price of $14.5 million. One building is located in the Northwest Business Center in Springdale, Ohio and the other building is located in the Riverport Industrial Park in Riverport, Kentucky, a sub-market of Louisville. The two buildings total 426,500 square feet and are collectively 89.6% leased.

Public Offering

        On February 27, 2004, the Company filed its second registration statement with the SEC covering a public offering of its common stock, which was declared effective by the SEC on April 16, 2004. The common stock is being offered at a price of $10 per share on a 30,000,000 share maximum, best-efforts basis. This registration statement also covers up to 10,000,000 shares available pursuant to the Company's distribution reinvestment plan and up to 1,200,000 shares issuable upon the exercise of warrants that may be sold to broker-dealers participating in the offering. As of May 7, 2004, 2,854,536 shares of common stock had been sold under this registration statement for gross proceeds of approximately $2.9 million.

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

Overview

        Dividend Capital was formed in April 2002 as a Maryland corporation in order to invest in industrial buildings net leased to corporate tenants. The Company has operated and intends to continue to operate in a manner to qualify as a REIT for federal tax purposes commencing with its taxable year ending December 31, 2003. The Company is structured as an UPREIT under which substantially all of the Company's current and future business is and will be conducted through a controlling interest in its subsidiary, Dividend Capital Operating Partnership LP.

Results of Operations

Summary

        During the period from May 2003 through March 2004, the Company acquired its initial real estate assets, which were funded from the proceeds from its securities offerings. As a result of these acquisitions, and because for the three months ended March 31, 2003, the Company did not own any properties, the results of our operations for the three months ended March 31, 2004 reflected an increase compared to our results of operations for the three months ended March 31, 2003.

Rental Revenue and Other Real Estate Income

        The increase in rental revenue and other real estate income is attributable to the revenue generated by the newly acquired assets. The following table describes the properties that have been acquired through March 31, 2004:

Market	Property	Date Acquired	Year Built	Number of Buildings	Approximate Total Acquisition Cost(1)	Gross Leasable Areas	Occupancy(2)
Nashville	Bridgestone/Firestone	6/9/03	2003	1	$24,500,000	756,000	100%
Memphis	Chickasaw	7/22/03	2000	2	14,800,000	392,000	94%
Los Angeles	Rancho	10/16/03	2002	1	10,400,000	201,493	100%
Chicago	Mallard Lake	10/29/03	1999	1	11,400,000	222,122	100%
Houston	West by Northwest	10/30/03	1997	1	8,600,000	189,467	100%
Cincinnati	Park West	12/15/03	2001 and 2003	3	25,100,000	470,957	100%
Dallas	Pinnacle	12/15/03	2002	2	29,300,000	730,000	89%
Dallas	DFW	12/15/03	1999	1	11,400,000	252,776	80%
Indianapolis	Plainfield I	12/22/03	2000	1	15,700,000	442,129	68%
Nashville	Eastgate III	3/19/04	2002	1	14,800,000	423,500	100%
Atlanta	Newpoint I	3/31/04	1997	1	15,100,000	414,160	100%

Total				15	$181,100,000	4,494,640	93.5	%(2)

(1)
These costs include the acquisition fees paid to the Advisor.

(2)
As of March 31 2004, all vacant space was under master leases whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new tenant. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue.

Other Income

        Other income primarily includes interest income. Other income increased primarily due to interest earned from higher cash balances held in interest bearing bank accounts during the period ended March 31, 2004 as compared to March 31, 2003. Cash balances as of March 31, 2004 and 2003 was approximately $67.8 million and $6.3 million, respectively.

Depreciation and Amortization on Real Estate Investments

        The increase in depreciation and amortization expense associated with real estate investments is a result of depreciation and amortization on properties the Company has acquired. The depreciation and amortization expense includes the amortization of the intangible lease assets resulting from SFAS No. 141, "Business Combinations," which requires the Company to allocate a portion of the purchase price to an intangible asset that is subsequently amortized over the average life of the in-place leases.

Interest Expense

        The increase in interest expense is attributable to several financing arrangements such as a mortgage note, senior secured revolving credit facility and the financing obligations entered into through March 31, 2004. The $40.5 mortgage note that was obtained in December 2003 resulted in interest expense of approximately $556,000. The Company has financing obligations that have been recorded in connection with our Partnership's private placement for $4.6 million as of March 31, 2004. For the three months ended March 31, 2004, the Company had recorded approximately $50,000 to interest expense as a result of its financing obligations. Finally, approximately $72,800 was recorded to interest expense primarily as a result of the amortization of deferred loan costs.

General and Administrative Expenses

        The increase in general and administrative expenses during the three months ended March 31, 2004, compared to the three months ended March 31, 2003 is due to increased operating activities. Additionally, this increase is attributable to the increase in compensation earned by the independent directors due to an increase in the number of meetings as well as an increase in the rate of compensation. The Company also expensed approximately $51,000 of deferred acquisition costs during the quarter. During the quarter the Company incurred approximately $47,000 of overhead costs that are payable to the Advisor.

Liquidity and Capital Resources

Overview

        The Company's management is committed to maintaining a strong balance sheet and preserving the Company's financial flexibility, which management believes enhances its ability to capitalize on attractive investment opportunities as they become available. The Company's management believes its liquidity and ability to generate cash from its operating activities and financing activities are adequate to meet all of the Company's cash flow needs during 2004 and for the foreseeable future.

Operating Activities

        Cash flow provided by operating activities increased approximately $3.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to the cash flow provided by the newly acquired properties. The cash flow generated from the newly acquired properties was partially offset by an increase in general and administrative expenses. See "Results of Operations" for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

        The funds used in investing activities increased approximately $30.1 million primarily due to the acquisitions of Eastgate III and Newpoint I and the associated acquisition costs. In addition, the Company loaned $1.5 to a leading national developer of industrial properties in exchange for certain acquisition rights. These notes earn interest at a rate equal to 9.5% and mature on July 26, 2007. The Company currently has entered into three real estate contracts that combine for a total purchase price of $167.0 million, which the Company anticipates funding with the net proceeds raised in its public offering and through issuance of additional debt. The Company anticipates that these acquisitions will close over the next several months. These contracts are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

        Funds provided by financing activities increased primarily due to the proceeds received from the Company's public offering, which were partially offset by the increase in offering costs. During the three months ended March 31, 2004, the Company had sold approximately 10.3 million shares of common stock for net proceeds of approximately $94.3 million and paid related offering costs of approximately $9.5 million. The Company raised an additional $1.9 million through the Partnership's private placement during the three months ended March 31, 2004 and paid upfront fees to the Advisor and its affiliates in the amount of approximately $190,000. Additionally, the Company increased the outstanding balance on its line of credit by $900,000.

        Our articles of incorporation limits our maximum leverage to 50% of the value of our properties. As of March 31, 2004, several properties were unencumbered by debt. If we were to borrow the maximum amount permitted by our articles of incorporation, we would have approximately $84.2 million in additional cash from financing, using this standard.

Debt Service Requirements

        In October 2003, the Partnership entered into a $50 million secured revolving credit facility with Bank One. The Company guarantees the Partnership's obligations under the credit facility. The facility matures in February 2007. Borrowings under the facility currently bear interest at either prime or, at the election of the Company, LIBOR plus 112.5 to 150.0 basis points, depending upon the level of leverage on the assets pledged to secure the facility, and is subject to an annual 25 basis point facility fee. This facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverage's and consolidated leverage. The Company and the Partnership were in compliance with all of these covenants at March 31, 2004 and December 31, 2003.

        In December 2003, the Partnership entered into $40.5 million of fixed rate, non-recourse debt with a maturity of February 2011. The debt bears interest at a fixed rate of 5% per annum and requires equal monthly principal and interest payments. The debt is secured by deeds of trust on six properties in two states with an aggregate book value of approximately $67 million as of March 31, 2004. The secured debt has various covenants. The Company and the Partnership were in compliance with all of these covenants at March 31, 2004 and December 31, 2003.

Critical Accounting Policies

General

        The following discussion pertains to critical accounting policies management believes are most "critical" to the portrayal of the Company's financial condition and results of operations which require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. This discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. The following discussion of critical accounting policies was written in addition to the discussion of critical accounting policies discussed in our Form 10-K filed for the year ended December 31, 2003 and as such should be read in conjunction with such filing.

Real Estate Acquisitions

        Upon the acquisition of operating properties, management must make significant assumptions in order to allocate the purchase price of the properties to identifiable tangible and intangible assets associated with the property in accordance with SFAS No. 141, "Business Combinations." Management uses the best information available such as appraisals, current market rental rates, rental growth, discount rates and other factors to determine the most appropriate allocation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company has obtained floating rate debt financing to fund property acquisitions, and therefore it is exposed to interest rate changes. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to limit its potential overall borrowing costs. To achieve its objectives, the Company may borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company has and may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate any interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2004, the Company had entered into a derivative financial instrument as further discussed in the footnotes to the financial statements.

        If market rates of interest on our variable rate debt increased by 10% (or approximately 40 basis points), then the increase in interest expense on the variable rate debt would be $7,600 annually. As of March 31, 2004, the estimated fair value of our fixed rate debt was $41,179,526 based on our estimate of current market interest rates.

        As of March 31, 2004 and December 31, 2003, variable rate debt comprised 97.6% and 2.4%, respectively, of all our outstanding debt. Variable rate debt was $1.9 million and $1.0 million, respectively, as of March 31, 2004 and December 31, 2003. Outstanding variable rate debt increases the risk associated with unfavorable interest fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2004, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2004, there were no significant changes in the Company's disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of Dividend Capital Trust Inc. will be held at 518 17th Street, Suite 1700, Denver, Colorado on June 15, 2004, at 10:00 a.m. local time, for the following purposes as further described in the proxy statement as filed with the SEC on April 29, 2004:

(1)
Elect seven directors to hold office for one year terms expiring in 2005; and

(2)
To transact such other business as may properly come before the meeting, or any adjournment thereof.

        The Board of Directors has fixed April 15, 2004 as the record date for the determination of shareholders entitled to receive notice of and to vote at the annual meeting or any postponement or adjournment of the meeting. Solely holders of record of our common stock as of April 15, 2004 at the close of business on that day will be entitled to vote at the annual meeting.

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

    1.
    Report on Form 8-K/A filed January 9, 2004.

            Item 2: Acquisitions or Dispositions of Assets

            Item 7: Financial Statements and Exhibits

    2.
    Report on Form 8-K/A filed March 1, 2004

            Item 2: Acquisitions or Dispositions of Assets

            Item 7: Financial Statements and Exhibits

    3.
    Report on Form 8-K/A filed March 4, 2004

            Item 2: Acquisitions or Dispositions of Assets

            Item 7: Financial Statements and Exhibits

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.
Date: May 17, 2004	By:	/s/ EVAN H. ZUCKER Evan H. Zucker Chief Executive Officer
Date: May 17, 2004	By:	/s/ JAMES R. MULVIHILL James R. Mulvihill Chief Financial Officer