Form 10-Q
period 2004-06-30
DIVIDEND CAPITAL TRUST INC
filed 2004-08-16
CIK 1170991

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
or
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File No. 333-113170

DIVIDEND CAPITAL TRUST INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	82-0538520 (I.R.S. Employer Identification No.)
518 Seventeenth Street, Suite 1700 Denver, CO (Address of principal executive offices)	80202 (Zip Code)
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

        As of August 6, 2004, 43,238,148 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiary

Index to Form 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Land	$41,117,741	$17,380,389
Buildings and improvements	303,247,657	120,062,846
Intangible lease asset	33,712,643	14,402,878
Less accumulated depreciation and amortization	(5,925,524)	(1,212,762)

Net Investment in Real Estate	372,152,517	150,633,351
Cash and cash equivalents	52,855,061	4,076,642
Notes receivable	4,314,000	—
Other assets, net	3,904,143	1,897,543

Total Assets	$433,225,721	$156,607,536

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,060,206	$1,179,871
Dividends payable	4,699,109	1,473,944
Other liabilities	2,825,723	1,498,132
Intangible lease liability, net	3,062,863	1,434,548
Line of credit	4,402,000	1,000,000
Mortgage notes	84,665,378	40,500,000
Financing obligation	5,934,984	2,695,696

Total Liabilities	109,650,263	49,782,191
Minority Interest	1,000	1,000
Shareholders' Equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 37,194,392 and 12,470,400 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	371,944	124,704
Additional paid-in capital	331,564,740	108,816,615
Distributions in excess of earnings	(8,786,710)	(2,116,974)
Accumulated other comprehensive income	424,484	—

Total Shareholders' Equity	323,574,458	106,824,345

Total Liabilities and Shareholders' Equity	$433,225,721	$156,607,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE:
Rental revenue	$4,487,466	$117,596	$7,469,124	$117,596
Other real estate income	1,018,938	—	1,619,191	—
Interest and other income	227,352	39,088	240,676	39,920

Total Revenue	5,733,756	156,684	9,328,991	157,516
EXPENSES:
Operating expenses	1,116,004	—	1,913,854	—
Depreciation and amortization expense	2,764,558	68,604	4,410,835	68,604
Interest expense	894,016	26,278	1,544,604	26,278
General and administrative expenses	456,326	33,258	784,400	105,706

Total Expenses	5,230,904	128,140	8,653,693	200,588

NET INCOME (LOSS)	$502,852	$28,544	$675,298	$(43,072)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	29,536,431	1,809,351	23,062,383	1,041,931

Diluted	29,556,431	1,829,351	23,082,383	1,061,931

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.02	$0.02	$0.03	$(0.04)

Diluted	$0.02	$0.02	$0.03	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statement of Shareholders' Equity

and Other Comprehensive Income

For the Six Months Ended June 30, 2004

(Unaudited)

	Common Shares			Distributions in Excess of Earnings	Accumulated Other Comprehensive Income
			Additional Paid-in Capital			Total Shareholders'
	Shares	Amount
Balances at December 31, 2003	12,470,400	$124,704	$108,816,615	$(2,116,974)	$—	$106,824,345
Comprehensive income:
Net income	—	—	—	675,298	—	675,298
Net unrealized change in cash flow hedging derivative	—	—	—	—	424,484	424,484

Comprehensive income						1,099,782
Issuance of common stock, net of offering costs	24,723,992	247,240	222,746,271	—	—	222,993,511
Amortization of stock options	—	—	1,854	—	—	1,854
Dividends on common shares	—	—	—	(7,345,034)	—	(7,345,034)

Balances at June 30, 2004	37,194,392	$371,944	$331,564,740	$(8,786,710)	$424,484	$323,574,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$675,298	$(43,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization	4,410,835	72,817
Other depreciation and amortization	312,777	—
Decrease in other assets	(197,119)	(16,596)
Increase in accounts payable, accrued expenses and other liabilities	1,306,335	195,764

Net cash provided by operating activities	6,508,126	208,913

INVESTING ACTIVITIES:
Real estate investments	(159,881,915)	(21,630,000)
Increase in intangible lease assets net of liabilities	(17,520,723)	(2,853,672)
Increase in deferred acquisition costs	(25,190)	(322,693)
Issuance of notes receivable	(4,314,000)	—

Net cash used in investing activities	(181,741,828)	(24,806,365)

FINANCING ACTIVITIES:
Draws on line of credit	4,402,000	—
Payments on line of credit	(1,000,000)	—
Proceeds from mortgage notes	—	11,350,000
Payments on mortgage notes	(245,351)	—
Proceeds from financing obligation	3,271,718	—
Payments on financing obligation	(32,430)	—
Increase in deferred loan costs	(2,348,966)	(42,563)
Proceeds from sale of common shares	244,934,660	28,803,208
Offering costs for issuance of common shares, related party	(22,898,894)	(3,564,386)
Distributions to common shareholders	(2,070,616)	—

Net cash provided by financing activities	224,012,121	36,546,259

NET INCREASE IN CASH AND CASH EQUIVALENTS	$48,778,419	$11,948,807
CASH AND CASH EQUIVALENTS, beginning of period	$4,076,642	$11,055

CASH AND CASH EQUIVALENTS, end of period	$52,855,061	$11,959,862

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,172,756	$—
Assumption of secured debt on related real estate	$44,410,729	$—
Amount issued pursuant to the distribution reinvestment plan	$2,070,616	$283,637

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

Interim Financial Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's audited financial statements as of December 31, 2003 and related notes thereto, and the Company's prospectus, dated July 30, 2004.

Principles of Consolidation

        The accounts of the Company and the Partnership, its majority owned subsidiary, are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Upon acquisition, the purchase price of a property is allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities. The allocation to land, building, land improvements and tenant improvements is based on the Company's estimate of its fair value based on all available information such as appraisals, property condition reports and other related information. The valuation of assumed liabilities is performed based on the current market rate for similar liabilities. The allocation to intangible lease asset includes the value associated with the in-place leases, including leasing commission, legal and other related costs. In addition, the purchase allocation requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue.

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

Comprehensive Income

        Comprehensive income is net income plus other comprehensive income. The Company reports comprehensive income in its condensed consolidated statement of shareholders' equity. Other comprehensive income related to the cash flow hedging derivative for the three and six months ended June 30, 2004 was $274,576 and $424,484, respectively.

Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

        The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses treasury locks as part of its cash flow hedging strategy. As of June 30, 2004, such derivatives were used to hedge the variable cash flows associated with interest payments on future issuances of debt.

        As of June 30, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and does not currently have any derivatives that are not designated as hedges. At June 30, 2004, derivatives with a fair value of $424,484 were included in other assets. The change in net unrealized gains of $424,484 in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders' equity and comprehensive income. No hedge ineffectiveness on cash flow hedges has been recognized during the six months ended June 30, 2004.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's fixed-rate debt. During the next 12 months, the Company estimates that $57,351 will be reclassified from other comprehensive income to interest expense. The Company is hedging its exposure to the variability in future cash flows relating to interest payments on potential debt entered into through December 31, 2004.

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

        The Company acquires certain properties that have leases with rental rates above and below the market rental rates. These differences are recorded as an intangible asset or liability pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141 and amortized to rental revenues over the life of the respective leases.

Stock-Based Compensation

        The Company has two stock-based employee and director compensation plans. As of June 30, 2004, and December 31, 2003, the Company had 40,000 options outstanding under the Director Stock Option Plan. The Company accounts for these plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and related interpretations. As of June 30, 2004, and December 31, 2003, no options had been granted under the Employee Stock Option Plan.

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

New Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The Company adopted the consolidation requirements of FIN 46R in the first quarter of 2004 and determined that none of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46R.

Note 2—Real Estate

Acquisitions

        During the six months ended June 30, 2004, the Company acquired 25 industrial buildings for a total cost of approximately $224.9 million, including acquisition fees paid to the Advisor, as further described below.

Eastgate Distribution Center III—Nashville, TN

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

Newpoint I Business Center—Atlanta, GA

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

Northwest Business Center and Riverport Commerce Center—Cincinnati, OH and Louisville, KY

        On May 3, 2004, the Company purchased two distribution facilities totaling 426,500 square feet. One building, totaling 126,500 square feet, is located in the Northwest Business Center in Springdale, Ohio, a sub-market of Cincinnati, and is 65% leased. The other building, totaling 300,000 square feet, is located in the Riverport Industrial Park in Riverport, Kentucky, a sub-market of Louisville, and is 100% leased. The Company purchased the buildings from an unaffiliated third party for a total cost, including acquisition costs, of approximately $14.9 million (including an acquisition fee of $145,000 payable to the Advisor).

Bondesen, Beltway 8, and Rittiman Business Parks—Houston, TX and San Antonio, TX

        On June 3, 2004, the Company purchased nine distribution facilities and four service centers totaling 798,410 square feet. Seven buildings, totaling 364,801 square feet, are located in the Bondesen Business Park in Houston, Texas, including three distribution facilities and four service centers, and are collectively 95% leased. Four distribution centers, totaling 261,559 square feet, are also located in Houston, Texas in the Beltway 8 Business Park and are collectively 98% leased. The remaining two distribution centers, totaling 172,050 square feet, are located in the Rittiman Business Park in San Antonio, Texas and are 100% leased. The Company purchased the buildings from an unaffiliated third party for a total cost, including acquisition costs, of approximately $50.8 million (including an acquisition fee of $500,000 payable to the Advisor).

Eagles Landing, Southcreek Distribution Centers I and II—Atlanta, GA

        On June 8, 2004, the Company purchased three distribution facilities totaling 1,257,170 square feet. Southcreek I and II is comprised of two distribution facilities, totaling 752,170 square feet, which are located in Fairburn, Georgia, a sub-market of Atlanta. The remaining distribution facility, Eagles Landing, totaling 505,000 square feet, is located in Stockbridge, Georgia, also a sub-market of Atlanta. Each facility is 100% leased with a single tenant. The Company purchased the buildings from an unaffiliated third party for a total cost, including acquisition costs, of approximately $36.5 million (including an acquisition fee of $359,000 payable to the Advisor).

Park West A, B, and G and Mid-South Logistics Center V—Cincinnati, OH and Nashville, TN

        On June 8, 2004 and June 29, 2004, the Company purchased three distribution facilities, collectively 94% leased, totaling 1,199,600 square feet located in Hebron, Kentucky, a sub-market of Cincinnati, and one distribution facility, 100% leased, totaling 520,000 square feet located in La Vergne, Tennessee, a sub-market of Nashville, respectively. The Company purchased the distribution facilities from an unaffiliated third party for a total cost, including acquisition costs, of approximately $68.3 million (including an acquisition fee of $643,500 payable to the Advisor). The buildings were purchased from proceeds of the Company's public offering and the assumption of three existing non-recourse mortgage loans. The outstanding principal balance of the three mortgage loans totaled approximately $41.8 million. These loans mature in 2008 and 2012 and have a weighted average interest rate of 6.9% (see note 3).

Memphis Trade Center III—Memphis, TN

        On June 29, 2004, the Company purchased one distribution facility totaling 708,800 square feet. The building is located in Memphis, Tennessee and is 100% leased. The Company purchased the building from an unaffiliated third party for a total cost, including acquisition costs, of approximately $24.5 million (including an acquisition fee of $242,000 payable to the Advisor).

Pending Transactions

        As of August 12, 2004, the Company has entered into five real estate contracts that combine for total purchase price of approximately $338.2 million, which the Company anticipates funding with proceeds raised in its public offering and debt. The Company anticipates that these acquisitions will close over the next several months. These contracts are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

Note 3—Debt

        As of June 30, 2004 and December 31, 2003, debt consisted of the following:

	June 30, 2004	December 31, 2003
Senior secured, revolving credit facility, variable interest at LIBOR plus 1.125% to 1.500% or prime, at the election of the Company, (4.25% at June 30, 2004) due February 2007	$4,402,000	$1,000,000
Secured, non-recourse debt, bearing interest at 5%, at June 30, 2004 maturing November 2012.	40,254,649	40,500,000
Assumed secured, non-recourse debt, varying interest rates from 5% to 7.2%, due July 2008 to November 2012 (weighted average interest rates of 5.97%) at June 30, 2004.	41,758,380	—

Total debt before premiums	$86,415,029	$41,500,000
Premiums, net of amortization	2,652,349	—

Total debt	$89,067,378	$41,500,000

        In October 2003, the Company entered into a $50 million secured revolving credit facility with Bank One. The Company guarantees the Partnership's obligations under the credit facility. The facility was amended and restated into a syndicated facility maturing in February 2007 and was expanded in July 2004 to its current capacity of $225.0 million. The facility currently bears interest at either the prime rate or, at the election of the Company, LIBOR plus 112.5 to 150.0 basis points, depending upon the level of leverage on the assets pledged to secure the facility, and is subject to an annual 25 basis point facility fee. This facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverage's and consolidated leverage. The Company believes it was in compliance with all of these covenants at June 30, 2004.

        In June 2004, in conjunction with the acquisition of Parkwest A, B and G and Mid-South Logistics Center V (see note 2), the Company assumed three secured, non-recourse mortgage loans totaling $41.8 million and bearing interest rates ranging from 6.4% to 7.2%. All of the loans bear interest at a fixed rate and have maturity dates ranging from July 2008 to November 2012. As of June 30, 2004, the total gross investment book value of all properties securing the debt was $90.7 million. The secured debt has various covenants and the Company believes it was in compliance with all of these covenants at June 30, 2004.

        In June 2004, the Company assumed three mortgages notes in conjunction with acquiring three distribution facilities, Park West A and G and Mid South Logistic Center (see note 2). Pursuant to SFAS No. 141, the difference between the fair value and the face value of these mortgage notes resulted in a premium of approximately $2.7 million which will be amortized to interest expense over the remaining life of the underlying mortgage notes pursuant to the interest method (see note 1—Investment in Real Estate).

Note 4—Public Offering

        On February 27, 2004, the Company filed its second registration statement with the Securities and Exchange Commission ("SEC") covering a public offering of its common stock and the registration statement was declared effective by the SEC on April 16, 2004. The common stock is being offered at a price of $10 per share on a best-efforts basis. The registration statement also covers up to 10,000,000 shares available pursuant to the Company's distribution reinvestment plan and up to 1,200,000 shares issuable upon the exercise of warrants that are issued to the Dealer Manager for every 25 shares sold under this offering. As of June 30, 2004, approximately 11.9 million shares of common stock had been sold under the Company's second offering for gross proceeds of approximately $118.7 million.

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

        The Partnership's issuance of DCX Units in exchange for direct or indirect interests in real property may provide certain investors with the opportunity to complete a real estate transaction and defer their federal tax liability on any gain he or she would otherwise recognize on an exchange of such interest directly for shares of the Company's common stock or cash. The investor may be able to defer their federal tax liability until such time as the investor redeems his or her DCX Units for shares of the Company's common stock, or at the option of the Company, for cash. Each DCX Unit is intended to be the substantial economic equivalent of one share of the Company's common stock.

        The Partnership will pay certain up-front fees and reimburse certain related expenses to the Advisor, Dealer Manager and Dividend Capital Exchange Facilitators LLC (the "Facilitator") for raising capital through such transactions. The Advisor is obligated to pay all of the offering and marketing related costs associated with the private placement; however, the Partnership is obligated to reimburse the Advisor for such costs not to exceed 2% of the gross proceeds raised through this Private Placement. In addition, the Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross proceeds raised and a commission of up to 5% of gross proceeds raised through this Private Placement. The Dealer Manager may re-allow such commissions to the effecting broker dealers. The Partnership pays an intellectual property licensing fee to the Facilitator, an affiliate of the Advisor, of up to 1.5% of gross proceeds raised through the issuance of DCX units.

        During the six months ended June 30, 2004, and the year ended December 31, 2003, the Company sold nine and three undivided interests, respectively, in two buildings referred to as Chickasaw A and Chickasaw H, respectively. The Company has effectively leased back the undivided interests sold to the unrelated third parties. The lease agreement provides for a purchase option whereby the Company may purchase each undivided interest after a certain period of time in exchange for DCX Units. The proceeds received from the sale of these undivided interests totaled, $3.3 million and $2.7 million for the six months ended June 30, 2004, and the year ended December 31, 2003, respectively, which is included in financing obligation in the accompanying condensed consolidated balance sheets pursuant to Statement of Financial Accounting Standards No. 98 "Accounting for Leases" (SFAS No. 98).

Additionally, in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreement must be recognized as interest expense using the interest method.

        For the six months ended June 30, 2004, the Partnership incurred approximately $300,000 payable to the Advisor and other affiliates for effecting these transactions. These payments are recorded as a deferred loan costs pursuant to SFAS No. 98, which is included in other assets in the condensed consolidated balance sheets, and amortized to interest expense over the life of the financing obligation. If the Partnership elects to exercise its right to purchase back the undivided interests in exchange for the issuance of DCX Units, the up-front fees and expense reimbursements paid to affiliates will be recorded against equity.

Note 6—Notes Receivable

        On March 26, 2004, the Company entered into a strategic relationship with Panattoni Investments, LLC ("Panattoni"). The Company has committed to fund up to $15 million into various projects and on March 26, 2004, the Company made its initial contributions. In addition to the 9.5% interest earned on the notes, the Company has obtained certain acquisition rights to the property being developed. Also, the Company has obtained an option that gives it the right to purchase an equity interest in the entity owning the property. This equity interest may be up to 5% of the total amount of the principal loan amount outstanding at the time of contribution. The Company can exercise this option on the Plainfield notes effective January 1, 2005 through the maturity date of the loan and on the Riverside notes effective May 3, 2004 through September 3, 2004. The Company has recognized a total of $60,900 in interest revenue through June 30, 2004 from the aggregate Panattoni notes. The following table further describes these notes.

Project	June 30, 2004	December 31, 2003
Plainfield	$2,808,000	$—
Riverside	1,506,000	—

Total	$4,314,000	$—

Note 7—Minority Interest

        Minority interest consists of the following as of:

Partnership Units	June 30, 2004	December 31, 2003
Limited partnership units	$—	$—
Limited partnership Special Units	1,000	1,000

Total	$1,000	$1,000

Limited Partnership Units

        At June 30, 2004, and December 31, 2003, the Partnership was more than 99.9% owned by the Company and less than 0.1% owned by the Advisor. Limited partnership units are redeemable at the option of the unit holder. The Partnership has the option of redeeming the limited partnership units with cash or with common shares. At inception (April 12, 2002), the Partnership issued 20,000 limited partnership units to the Advisor for gross proceeds of $200,000.

Limited Partnership Special Units

        During 2002, the Partnership issued 10,000 special units (the "Special Units") to an affiliate of the Advisor for consideration of $1,000. The holders of Special Units do not participate in the profits and losses of the Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular partnership interests in the aggregate have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual return on their gross contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership's assets.

        The Special Units will be redeemed by the Partnership for cash upon the occurrence of specified events that result in a termination or non-renewal of the Advisory Agreement. If the Advisory Agreement is terminated by the Company for cause, the redemption price shall be $1.00. If the Company's shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder of the Special Units if the Partnership had sold all of its assets for their then fair market values, paid all of its liabilities and distributed any remaining amounts to partners in liquidation in accordance with the partnership agreement of the Partnership. The fair market value of the assets will be determined by the public market prices in the event of a listing of the Company's shares or by the net sales proceeds received in the event of the disposition of the Company's properties. In the case of certain other events, fair market value will be determined by the then fair market value of the Partnership's assets, as determined by an appraisal, less all of its liabilities.

Note 8—Related Party Transactions

Advisory Agreement

        The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and asset management fees to the Advisor. The Advisor is considered a related party as certain indirect owners and employees of the Advisor serve as executives of the Company. The amount of such acquisition fees shall equal up to 3% of the aggregate purchase price of all properties acquired by the Company up to a cumulative amount of $170 million. The Company will pay 1% to the Advisor for all acquisitions made after acquiring the initial $170 million in properties. Upon closing Newpoint I (see note 2) in March of 2004, the Company had reached the cumulative threshold of $170 million in properties and therefore all subsequent acquisitions will be subject to the reduced acquisition fee of 1.0% and to the 0.75% per annum asset management fee as described below. During the six months ended June 30, 2004 and 2003, the Company paid the Advisor approximately $2.7 million and $705,000, respectively for acquisition fees which are accounted for as part of the basis of the acquired properties.

        The Company will pay the Advisor an asset management fee equal to 0.75% per annum of the total value of the properties owned by the Company in excess of $170 million. During the six months ended June 30, 2004, the Company incurred management fees of $145,294 that are included in general and administrative expenses on the condensed consolidated statement of operations. The Company did not incur management fees for the six months ended June 30, 2003.

        The Company will be responsible for the payment of all organization and offering expenses not to exceed up to 2% of gross offering proceeds. During the six months ended June 30, 2004, the Advisor had incurred an additional $4.2 million of organization and offering expenses and the Company has reimbursed the Advisor approximately $4.9 million. As of June 30, 2004, the net un-reimbursed amount of organization and offering expenses incurred by the Advisor was approximately $6.9 million. If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company.

Dealer Manager Agreements

        The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 2.0% of future gross offering proceeds to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. The Company will also pay up to a 6% sales commission on future gross offering proceeds. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales. For the six months ended June 30, 2004 and 2003, the Company incurred approximately $19.1 million and $2.7 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions.

        The Company has also entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay up to 1.5% of the gross proceeds raised through the Partnership's Private Placement. The Company will also pay the Dealer Manager a sales commission up to 5.0% of the gross proceeds raised through the Private placement. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales. For the six months ended June 30, 2004, the Company incurred approximately $196,000 payable to the Dealer Manager for dealer manager fees and sales commissions. With regards to the Partnership's private placement, the Company did not incur any fees payable to the Dealer Manager during the six months ended June 30, 2003.

        The Dealer Manager earns one warrant to purchase one share of common stock for $12 for every 25 shares of common stock sold. For the six months ended June 30, 2004 and 2003, the Dealer Manager had earned 251,348 and 115,754 soliciting dealer warrants, respectively. Using the fair value provisions of Statement of Financial Accounting Standards No. 123, the value of the warrants earned in the six months ended June 30, 2004 and 2003, is $207,364 and $24,520, respectively. The issuance of these warrants did not have an impact on the Company's condensed consolidated statement of operations as the value of these warrants is a cost of raising capital and therefore deducted from additional paid-in capital within shareholder's equity.

Facilitator Agreement

        The Partnership has entered into an agreement with the Facilitator to obtain certain licensing fees associated with the Partnership's Private Placement. The Partnership will pay the Facilitator up to 1.5% of the gross proceeds raised through the Private Placement for an intellectual licensing fee. For the six months ended June 30, 2004, the Partnership incurred approximately $45,000 payable to the Facilitator. The Partnership did not incur any amounts payable to the Facilitator during the six months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "continue," or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants' ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

        The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

        Dividend Capital was formed as a Maryland corporation in April 2002 and was structured and has subsequently operated with the intent to qualify as a REIT and to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate tenants. In order to provide capital for these investments, the Company is selling its common stock through a public offering. The Company intends to continue raising significant amounts of capital through its current offering and potential follow on offerings and through the Partnership's Private Placement more fully described below.

        A primary focus of the Company is to invest in a diversified portfolio of properties, in terms of geography, tenancy and industry group of our tenants that will satisfy our investment objectives of maximizing cash available for payment of dividends, preserving our capital and realizing growth in value upon the ultimate sale of our properties. Management believes that capital will continue to flow into institutional real estate and industrial real estate in particular and continue to foster a competitive environment for the assets the Company is seeking to acquire. Consequently, the Company, through the activities of the Advisor, has assembled a team of 14 professionals with over 170 years of aggregate experience that are dedicated to the operations and acquisition of properties that meet these investment criteria. The ability of the Advisor to find and acquire these properties at a pace that is consistent with the capital that is raised through our offerings, Private Placement and financing activities will directly impact the financial performance of the Company and the metrics that management uses to evaluate our performance including funds from operations available to pay dividends.

Results of Operations

Summary

        In May 2003, the Company acquired its initial real estate asset and through June 30, 2004 the Company acquired an additional 37 properties that were funded from the proceeds from its securities offerings and debt proceeds. As a result of these acquisitions, and because during the three and six months ended June 30, 2003, the Company had limited operations, the results of the Company's operations for the three and six months ended June 30, 2004 reflected a significant increase compared to our results of operations for the three and six months ended June 30, 2003.

        The following table describes the properties that the Company has acquired through June 30, 2004, by market and by year of acquisition.

Market	Number of Buildings	Approximate Total Acquisition Cost(1)	Gross Leasable Area	Occupancy(1)
2003 Acquisitions:
Nashville	1	$24,500,000	756,030	100%
Memphis	2	14,800,000	392,006	94%
Los Angeles	1	10,400,000	201,493	100%
Chicago	1	11,400,000	222,122	100%
Houston	1	8,600,000	189,467	100%
Cincinnati	3	25,100,000	470,957	100%
Indianapolis	1	15,700,000	442,129	68%
Dallas	3	40,700,000	982,776	87%

Total	13	$151,200,000	3,656,980	92%
2004 Acquisitions:
San Antonio	2	$7,700,000	172,050	100%
Houston	11	43,100,000	626,362	80%
Cincinnati	4	52,900,000	1,326,100	91%
Memphis	1	24,500,000	709,000	100%
Nashville	2	35,000,000	943,500	100%
Louisville	1	10,100,000	300,000	100%
Atlanta	4	51,600,000	1,672,034	76%

Total	25	$224,900,000	5,749,046	89%

Grand Total	38	$376,100,000	9,406,026	90	%(1)

(1)
The total vacant square footage as of June 30, 2004 totaled 933,357 square feet. Of the vacant space, the Company had 693,566 square feet under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new tenant. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue.

For the Three Months Ended June 30, 2004 and 2003

Rental Revenues and Other Real Estate Income	2004	2003	$ Change
Base rent:
2003 acquisitions	$3,570,121	$117,596	$3,452,525
2004 acquisitions	1,803,872	—	1,803,872
Non-cash rental revenue:
Straight-line rents	259,603	—	259,603
Above and below market rents	(127,192)	—	(127,192)

Total	$5,506,404	$117,596	$5,388,808

        Rental revenues for the 2003 acquired properties were higher in the three months ended June 30, 2004, or 2004, than the three months ended June 30, 2003, or 2003, due to the majority of the 2003 acquisitions closing subsequent to June 30, 2003. The increase in straight-line rents in 2004 as compared to 2003 is attributable to the revenue generated by newly acquired leases resulting from 2003 and 2004 property acquisitions. The decrease in above and below market rents is due to the amortization of the intangible assets and liabilities associated with the acquired above and below market leases pursuant to of SFAS No. 141, "Business Combinations" (see note 1).

Interest and Other Income	2004	2003	$ Change
Interest and other income	$227,352	$39,088	$188,264

Total	$227,352	$39,088	$188,264

        Interest and other income consist primarily of interest income and the increase in interest income is due to higher cash balances held in interest bearing bank accounts during 2004 as compared to 2003. In addition, during 2004, the Company issued approximately $2.8 million in notes receivable to a third-party national real estate developer (see note 6). These notes earned interest income of approximately $58,600 during 2004.

Property Operating Expenses	2004	2003	$ Change
Properties:
2003 acquisitions	$792,148	$—	$792,148
2004 acquisitions	323,856	—	323,856

Total	$1,116,004	$—	$1,116,004

        As of June 30, 2003, the Company owned one property in Nashville, Tennessee, which is net leased to Bridgestone/Firestone. The tenant is directly responsible for the operating expenses of the building and as such the Company did not incur operating expenses during 2003. Property operating expenses increased in 2004 as a result of the acquisitions of 38 buildings during 2003 and 2004.

Other Expenses	2004	2003	$ Change
Depreciation and amortization	$2,764,558	$68,604	$2,695,954
Interest, including amortization	894,016	26,278	867,738
General and administrative	456,326	33,258	423,068

Total	$4,114,900	$128,140	$3,986,760

        The increase in interest expense is attributable to several financing arrangements such as mortgage notes, senior secured revolving credit facility and financing obligations that were outstanding during the entire three month period in 2004. During 2003, the Company had one mortgage note outstanding for a partial month. Depreciation and amortization, as well as general and administrative expenses, were higher in 2004 than 2003 primarily due to the acquisition of 38 buildings with an approximate total cost of $375.4 million and a resulting increase in general business activities and the commencement of the asset management fee payable to the Advisor in the amount of approximately $145,000 (see note 8).

For the Six Months Ended June 30, 2004 and 2003

Rental Revenues and Other Real Estate Income	2004	2003	$ Change
Base rent:
2003 acquisitions	$6,981,490	$117,596	$6,863,894
2004 acquisitions	1,870,428	—	1,870,428
Non-cash rental revenue:
Straight-line rents	377,597	—	377,597
Above and below market rents	(141,200)	—	(141,200)

Total	$9,088,315	$117,596	$8,970,719

        Rental revenues for the 2003 acquired properties were higher in the six months ended June 30, 2004, or 2004, than the six months ended June 30, 2003, or 2003, due to the majority of the 2003 acquisitions closing subsequent to June 30, 2003. The increase in straight-line rents in 2004 as compared to 2003 is attributable to the revenue generated by newly acquired leases resulting from the 2003 and 2004 property acquisitions. The decrease in above and below market rents is due to the amortization of the intangible assets and liabilities associated with the acquired above and below market leases pursuant to of SFAS No. 141, "Business Combinations" (see note 1).

Interest and Other Income	2004	2003	$ Change
Interest and other income	$240,676	$39,920	$200,756

Total	$240,676	$39,920	$200,756

        Interest and other income consist primarily of interest income and the increase in interest income is due to higher cash balances held in interest bearing bank accounts during 2004 as compared to 2003. In addition, during 2004, the Company issued approximately $4.3 million in notes receivable to a third-party national real estate developer (see note 6). These notes receivable earned interest of approximately $60,900 during 2004.

Property Operating Expenses	2004	2003	$ Change
Properties:
2003 acquisitions	$1,589,048	$—	$1,589,048
2004 acquisitions	324,806	—	324,806

Total	$1,913,854	$—	$1,913,854

        As of June 30, 2003, the Company owned one property in Nashville, Tennessee, which is net leased to Bridgestone/Firestone. The tenant is directly responsible for the operating expenses of the building and as such the Company did not incur operating expenses during 2003. Property operating expenses increased in 2004 as a result of the acquisitions of 38 buildings during 2003 and 2004.

Other Expenses	2004	2003	$ Change
Depreciation and amortization	$4,410,835	$68,604	$4,342,231
Interest, including amortization	1,544,604	26,278	1,518,326
General and administrative	784,400	105,706	678,694

Total	$6,739,839	$200,588	$6,539,251

        The increase in interest expense is attributable to several financing arrangements such as mortgage notes, senior secured revolving credit facility and financing obligations that were outstanding during the entire six month period in 2004. During 2003, the Company had one mortgage note outstanding for a partial month. Depreciation and amortization, as well as general and administrative expenses, were higher in 2004 than 2003 primarily due to the acquisition of 38 buildings with an approximate total cost of $376.1 million and a resulting increase in general business activities and the commencement of the asset management fee payable to the Advisor in the amount of $145,000 (see note 8).

Liquidity and Capital Resources

Overview

        The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which it anticipates may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

        Management currently expects that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansion and renovation of properties will include:

  •
  Proceeds from our current or future public offerings of common stock;

  •
  Proceeds from the Partnership's Private Placement;

  •
  Borrowings under our secured credit facility;

  •
  Other forms of secured or unsecured financing;

  •
  Capital from co-investment partners; and

  •
  Cash flow from operations.

        We believe that our sources of capital, specifically our cash flow from operations, borrowings available under our credit facility and our ability to raise capital through public offerings and our Private Placement are adequate and will continue to be adequate for us to meet our liquidity requirements for the foreseeable future.

Operating Activities

        Cash flow provided by operating activities increased approximately $6.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the cash flow provided by the newly acquired properties. The cash flow generated from the newly acquired properties was partially offset by an increase in general and administrative expenses. See "Results of Operations" for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

        For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, funds used in investing activities increased approximately $156.9 million due to the Company's continued growth and the acquisition of 25 properties in 2004. In addition, the Company loaned approximately $4.3 million to a leading national developer of industrial properties in exchange for certain acquisition rights. These notes earn interest at a rate equal to 9.5% and have maturity dates between July 26, 2007 and January 26, 2008. As of August 12, 2004, the Company has entered into five real estate contracts that combine for a total purchase price of approximately $338.2 million, which the Company anticipates funding with the net proceeds raised in its public offering and through issuance of additional debt. The Company anticipates that these acquisitions will close over the next several months. These contracts are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

        Funds provided by financing activities increased by approximately $187.5 million when comparing the six months ended June 30, 2004 to the six months ended June 30, 2003, primarily due to the proceeds received from the Company's public offering, which were partially offset by the increase in offering costs. During the six months ended June 30, 2004, the Company had sold approximately 24.7 million shares of common stock for gross proceeds of approximately $244.9 million and paid related offering costs to the Advisor and its affiliates of approximately $22.9 million. The Company raised an additional $3.3 million through the Partnership's Private Placement during the six months ended June 30, 2004 and paid upfront fees to the Advisor and its affiliates in the amount of approximately $300,000. Additionally, the Company increased the outstanding balance on its line of credit by $3.4 million primarily to provide working capital for acquisitions and on-going operating expenses.

Dividends

        In December 2003, the Board of Directors of the Company set the 2004 dividend level at an annualized $0.64 per share. The dividend was set by the Board of Directors and senior management at a level we believe to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions and projected levels of additional capital raised throughout the year. The short term dilution of operating results brought upon by the pace of raising capital meeting or exceeding the pace at which the Company has deployed capital during the initial stages of the Company's existence was anticipated and is a byproduct of the continued effort to build a high quality portfolio. It is the Company's objective to add accretive leverage to the balance sheet and to conservatively fund the dividend from funds from operations over time.

        During the six months ended June 30, 2004, the Company's board of directors declared distributions totaling approximately $7.3 million and the Company paid the fourth quarter 2003 and the first quarter 2004 distributions totaling approximately $4.1 million. To fund total distributions, the Company utilized both funds from operations and debt proceeds.

Dividend Reinvestment Plan

        Pursuant to the Company's dividend reinvestment plan, $3.9 million of the dividends declared for the six months ended June 30, 2004 were satisfied by issuance of the Company's common stock to participants in the distribution reinvestment plan. Of the fourth quarter 2003 and first quarter 2004 distributions paid during the six months ended June 30, 2004, $2.2 million of the dividends paid were satisfied by issuance of the Company's common stock to participants in the distribution reinvestment plan.

Debt Service Requirements

        In October 2003, the Company entered into a $50 million secured revolving credit facility with Bank One. The Company guarantees the Partnership's obligations under the credit facility. The facility matures in February 2007 and currently bears interest at either the prime rate or, at the election of the Company, LIBOR plus 112.5 to 150.0 basis points, depending upon the level of leverage on the assets pledged to secure the facility, and is subject to an annual 25 basis point facility fee. This facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverage's and consolidated leverage. The Company believes it was in compliance with all of these covenants at June 30, 2004.

        In June 2004, in conjunction with the acquisition of Parkwest A, B and G and Mid-South Logistics Center V (see note 2), the Company assumed three secured, non-recourse mortgage loans totaling $41.8 million and bearing interest ranging from 6.4% to 7.2%. All of the loans bear interest at a fixed rate and have maturity dates ranging from July 2008 to November 2012. As of June 30, 2004, the total gross investment book value of all properties securing the debt was $90.7 million. The secured debt has various covenants and the Company believes it was in compliance with all of these covenants at June 30, 2004.

        In June 2004, the Company assumed three mortgage notes in conjunction with acquiring three distribution facilities, Park West A and G and Mid South Logistic Center (see note 2). Pursuant to SFAS No. 141, the difference between the fair value and the face value of these mortgage notes resulted in a premium of approximately $2.7 million which will be amortized to interest expense over the remaining life of the underlying mortgage notes pursuant to the interest method (see note 1).

Critical Accounting Policies

General

        The following discussion pertains to critical accounting policies management believes are most "critical" to the presentation of the Company's financial condition and results of operations which require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. This discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. The following discussion of critical accounting policies was written in addition to the discussion of critical accounting policies discussed in our Form 10-K filed for the year ended December 31, 2003, and as such should be read in conjunction with such filing.

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

        The Company acquires certain properties that have leases with rental rates above and below the market rental rates. These differences are recorded as an intangible asset or liability pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141 and amortized to rental revenues over the life of the respective leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company has obtained floating rate debt financing to fund property acquisitions, and therefore it is exposed to interest rate changes. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to limit its potential overall borrowing costs. To achieve its objectives, the Company may borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company has and may in the future enter into derivative financial instruments such as interest rate swaps, caps, and treasury locks in order to mitigate any interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2004, the Company had entered into two derivative financial instruments as further discussed in the footnotes to the financial statements.

        If market rates of interest on our variable rate debt increased by 10% (or approximately 42.5 basis points), then the increase in interest expense on the variable rate debt would be $18,700 annually. As of June 30, 2004, the estimated fair value of our fixed rate debt was approximately $84.7 million based on our estimate of current market interest rates.

        As of June 30, 2004 and December 31, 2003, variable rate debt comprised 4.9% and 2.4%, respectively, of all our outstanding debt. Variable rate debt was approximately $4.4 and $1.0 million, respectively, as of June 30, 2004 and December 31, 2003. Outstanding variable rate debt increases the risk associated with unfavorable interest fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2004, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to June 30, 2004, there were no significant changes in the Company's disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of Dividend Capital Trust Inc. was held at 518 17th Street, Suite 1700, Denver, Colorado on June 15, 2004, at 10:00 a.m. local time, for the following purposes as further described in the proxy statement as filed with the SEC on April 29, 2004:

  (1)
  Elect seven directors to hold office for one year terms expiring in 2005; and

  (2)
  To transact such other business as may properly come before the meeting, or any adjournment thereof.

        This meeting was adjourned until August 12, 2004 to allow a proxy solicitor to attempt to reach a quorum. The meeting was reconvened on August 12, 2004, at which a quorum had not been reached.

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
      Report on Form 8-K filed April 5, 2004

                Item 2: Acquisitions or Dispositions of Assets

                Item 7: Financial Statements and Exhibits

                Item 9: Regulation FD Disclosure

      2.
      Report on Form 8-K filed May 14, 2004

                Item 2: Acquisitions or Dispositions of Assets

                Item 7: Financial Statements and Exhibits

      3.
      Report on Form 8-K/A filed June 2, 2004

                Item 2: Acquisitions or Dispositions of Assets

                Item 7: Financial Statements and Exhibits

      4.
      Report on Form 8-K filed June 18, 2004

                Item 2: Acquisitions or Dispositions of Assets

                Item 7: Financial Statements and Exhibits

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.
Date: August 16, 2004	/s/ EVAN H. ZUCKER Evan H. Zucker Chief Executive Officer
Date: August 16, 2004	/s/ JAMES R. MULVIHILL James R. Mulvihill Chief Financial Officer

QuickLinks

Dividend Capital Trust Inc. and Subsidiary Index to Form 10-Q
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Dividend Capital Trust Inc. and Subsidiary Condensed Consolidated Balance Sheets
Dividend Capital Trust Inc. and Subsidiary Condensed Consolidated Statements of Operations (Unaudited)
Dividend Capital Trust Inc. and Subsidiary Condensed Consolidated Statement of Shareholders' Equity and Other Comprehensive Income For the Six Months Ended June 30, 2004 (Unaudited)
Dividend Capital Trust Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows (Unaudited)
Dividend Capital Trust Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES