Form 10-Q
period 2004-09-30
DIVIDEND CAPITAL TRUST INC
filed 2004-11-15
CIK 1170991

Use these links to rapidly review the document
Dividend Capital Trust Inc. and Subsidiary Index to Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
or
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

        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

        As of October 31, 2004, 58,126,088 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiary

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Land	$46,200,808	$17,380,389
Buildings and improvements	327,431,832	120,062,846
Intangible lease asset	35,779,456	14,402,878
Less accumulated depreciation and amortization	(11,191,393)	(1,212,762)

Net Investment in Real Estate	398,220,703	150,633,351
Cash and cash equivalents	30,870,880	4,076,642
Restricted cash	123,000,000	—
Notes receivable	4,314,000	—
Other assets, net	24,166,240	1,897,543

Total Assets	$580,571,823	$156,607,536

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,857,868	$1,179,871
Dividends payable	7,181,630	1,473,944
Other liabilities	4,824,098	1,498,132
Intangible lease liability, net	3,010,350	1,434,548
Line of credit	4,403,000	1,000,000
Mortgage notes	84,180,455	40,500,000
Financing obligations	17,519,809	2,695,696

Total Liabilities	128,977,210	49,782,191
Minority interest	1,000	1,000
Shareholders' Equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 52,728,536 and 12,470,400 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	527,285	124,704
Additional paid-in capital	471,277,011	108,816,615
Distributions in excess of earnings	(15,862,741)	(2,116,974)
Accumulated other comprehensive income	(4,347,942)	—

Total Shareholders' Equity	451,593,613	106,824,345

Total Liabilities and Shareholders' Equity	$580,571,823	$156,607,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2004	2003	2004	2003
REVENUE:
Rental revenue	$7,485,886	$760,118	$14,955,010	$877,714
Other real estate income	1,449,046	82,401	3,068,237	82,401
Interest and other income	932,692	10,828	1,173,368	50,748

Total Revenue	9,867,624	853,347	19,196,615	1,010,863
EXPENSES:
Operating expenses	1,799,910	88,978	3,713,764	88,978
Depreciation and amortization expense	4,887,968	359,787	9,298,803	428,391
Interest expense	1,650,149	137,985	3,194,753	164,263
General and administrative expenses	1,423,941	117,787	2,208,341	223,491

Total Expenses	9,761,968	704,537	18,415,661	905,123

NET INCOME	$105,656	$148,810	$780,954	$105,740

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	44,669,644	4,393,069	30,315,854	2,160,712

Diluted	44,689,644	4,413,069	30,335,854	2,180,712

NET INCOME PER COMMON SHARE
Basic	$0.00	$0.03	$0.03	$0.05

Diluted	$0.00	$0.03	$0.03	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statement of Shareholders' Equity
and Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2004
(Unaudited)

	Common Shares
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2003	12,470,400	$124,704	$108,816,615	$(2,116,974)	$—	$106,824,345
Comprehensive income (loss):
Net income	—	—	—	780,954	—	780,954
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(4,347,942)	(4,347,942)

Comprehensive income (loss)						(3,566,988)
Issuance of common stock, net of offering costs	40,268,059	402,680	362,556,050	—	—	362,958,730
Redemption of common stock	(9,923)	(99)	(99,100)			(99,199)
Amortization of stock options	—	—	3,446	—	—	3,446
Dividends on common shares	—	—	—	(14,526,721)	—	(14,526,721)

Balances at September 30, 2004	52,728,536	$527,285	$471,277,011	$(15,862,741)	$(4,347,942)	$451,593,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, (Unaudited)
	2004	2003
OPERATING ACTIVITIES:
Net income	$780,954	$105,740
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization	9,298,803	426,434
Other depreciation and amortization	644,896	—
Increase in other assets	(2,632,998)	(88,321)
Increase in accounts payable and accrued expenses, and other liabilities	3,483,454	537,266

Net cash provided by operating activities	11,575,109	981,119

INVESTING ACTIVITIES:
Real estate investments	(210,533,166)	(39,302,750)
Increase in restricted cash	(123,000,000)	—
Increase in deferred acquisition costs	(11,947,627)	(902,477)
Increase in notes receivable	(4,314,000)	—

Net cash used in investing activities	(349,794,793)	(40,205,227)

FINANCING ACTIVITIES:
Proceeds on line of credit	4,403,000	—
Payments on line of credit	(1,000,000)	—
Proceeds from mortgage notes	—	11,350,000
Payments on mortgage notes	(566,126)	(11,350,000)
Proceeds from financing obligations	14,906,604	—
Payments on financing obligations	(82,491)	—
Increase in deferred loan costs	(4,617,961)	—
Proceeds from sale of common shares	393,646,614	63,555,539
Offering costs for issuance of common shares, related party	(37,449,183)	(7,645,498)
Redemption of common stock	(99,199)	—
Distributions to common shareholders	(4,127,336)	(281,626)

Net cash provided by financing activities	365,013,922	55,628,415

NET INCREASE IN CASH AND CASH EQUIVALENTS	$26,794,238	$16,404,307
CASH AND CASH EQUIVALENTS, beginning of period	$4,076,642	$11,055

CASH AND CASH EQUIVALENTS, end of period	$30,870,880	$16,415,362

Supplemental Disclosures of Cash Flow Information
Cash paid for interest expense	$2,506,521	$121,912
Assumption of secured debt in connection with real estate acquired	$44,410,729	$—
Amount issued pursuant to the distribution reinvestment plan	$4,691,698	$352,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization

        Dividend Capital Trust Inc. (the "Company") is organized as a real estate investment trust ("REIT") that owns, operates and develops real estate properties, consisting primarily of generic distribution warehouses and light industrial properties that are net leased to corporate customers. The Company was formed as a Maryland corporation on April 12, 2002 and is structured as an umbrella partnership real estate investment trust ("UPREIT") under which substantially all of its current and future business is and will be conducted through its controlling interest in Dividend Capital Operating Partnership, LP (the "Partnership").

        The Company is an externally advised REIT whereby Dividend Capital Advisors LLC (the "Advisor") is responsible for managing its affairs on a day-to-day basis and for identifying and making investments on the Company's behalf. The Company's board of directors, or investment committee comprised of board members, must approve each property acquisition or development proposed by the Advisor, as well as certain other matters set forth in the Company's articles of incorporation. The Company's board of directors and investment committee are each comprised of a majority of independent directors.

Interim Financial Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's audited financial statements as of December 31, 2003 and related notes thereto, and the Company's prospectus dated October 18, 2004.

Principles of Consolidation

        The financial statements of the Company and the Partnership, its subsidiary, are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment in Real Estate

        The Company capitalizes direct costs associated with the acquisition, development or improvement of real estate, including acquisition fees paid to the Advisor. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned.

        Upon acquisition, the total cost of a property is allocated to land, building, land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141,"Business Combinations" ("SFAS No. 141"). The allocation of the total cost to land, building, land improvements and tenant improvements is based on the Company's estimate of their fair value based on all available information such as appraisals, property condition reports and other related information. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue.

        Real estate, including land, building, land improvements, tenant improvements and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense is computed on a straight-line basis over the estimated useful lives as follows:

Description	Depreciable Life
Land	Not depreciated
Buildings	40 years
Building and Land Improvements	20 years
Tenant improvements and lease commissions	Term of lease
Intangible lease assets and liabilities	Average term of leases for property

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income and net unrealized change in cash flow hedging derivatives, which were $780,954 and $(4,347,942), respectively, as of September 30, 2004. The Company reports comprehensive income (loss) in its condensed consolidated statement of shareholders' equity. The net unrealized loss due to the change in fair value of the Company's cash flow hedging derivatives for the three and nine months ended September 30, 2004 was $(4.8) million and $(4.3) million, respectively.

Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative. Derivatives used to hedge the Company's exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered "fair value" hedges. Derivatives used to hedge the Company's exposure to variability in expected future interest payments, or other types of forecasted transactions, are considered "cash flow" hedges.

        As of September 30, 2004, no derivatives were designated as "fair value" hedges. For derivatives designated as "cash flow" hedges, the changes in the fair value of the derivative that represent changes in expected future cash flows that are effectively hedged by the derivative are initially reported in other comprehensive income on the balance sheet (i.e., not included in earnings) until the derivative is settled. Upon settlement, the current value of the derivative is recognized in other comprehensive income and amortized over the term of designated cash flow or transaction the derivative was intended to hedge. Any change in value of the derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

        The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses treasury locks as part of its cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During 2004, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt.

Revenue Recognition

        Certain properties have leases that provide for tenant occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from customers that the Company expects to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three and nine months ended September 30, 2004, the total increase to rental revenues due to straight line rent adjustments were $628,179 and $1,005,776, respectively.

        In connection with property acquisitions, the Company may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the three and nine months ended September 30, 2004, the total net decrease to rental revenues due to the amortization of above and below market rents were $291,032 and $369,403, respectively.

        In connection with certain property acquisitions, the Company has entered into various master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue. For the three and nine months ended September 30, 2004, the total master lease payments received were $987,764 and $1,560,548, respectively.

Stock-Based Compensation

        The Company has a stock-based employee compensation plan and an independent director compensation plan. The Company accounts for these plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and its related interpretations. On July 1, 2004, 20,000 options were issued to independent directors. As of September 30, 2004, and December 31, 2003, the Company had 60,000 and 40,000 options outstanding, respectively under the Director Stock Option Plan. As of September 30, 2004, and December 31, 2003, no options had been granted under the Employee Stock Option Plan.

Basic and Diluted Net Income per Common Share

        Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of limited partnership units (see note 7) for common shares.

New Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The Company adopted the consolidation requirements of FIN 46R in the first quarter of 2004 and determined that the Company does not have variable interest entities under the provisions of FIN 46R.

Note 2—Real Estate

Acquisitions

        As further described below, during the nine months ended September 30, 2004, the Company acquired 28 industrial buildings for an original total acquisition cost of approximately $257.2 million, including acquisition fees paid to the Advisor. As of September 30, 2004, the historical cost of such acquisitions, as reported in the accompanying condensed consolidated balance sheet, was approximately $258.1 million, which includes certain fixed asset additions less payments received under various master lease agreements.

Eastgate Distribution Center III—Nashville, TN

        On March 19, 2004, the Company purchased one distribution facility totaling 423,500 square feet located in Lebanon, Tennessee, an industrial sub-market of Nashville and is currently 100% occupied. The Company purchased the facility from an unaffiliated third party for a total cost, including acquisition costs, of approximately $14.8 million (which includes an acquisition fee of $429,000 payable to the Advisor).

Newpoint I Business Center—Atlanta, GA

        On March 31, 2004, the Company purchased one distribution facility totaling 414,160 square feet located in Lawrenceville, Georgia, a sub-market of Atlanta and is currently 100% occupied. The Company purchased the facility from an unaffiliated third party for a total cost, including acquisition costs, of approximately $15.1 million (which includes an acquisition fee of approximately $346,400 payable to the Advisor).

Northwest Business Center and Riverport Commerce Center—Cincinnati, OH and Louisville, KY

        On May 3, 2004, the Company purchased two distribution facilities totaling 426,500 square feet. One facility comprising 126,500 square feet is located in the Northwest Business Center in Springdale, Ohio, a sub-market of Cincinnati, and is 65% occupied. The other facility, comprising 300,000 square feet is located in the Riverport Industrial Park in Riverport, Kentucky, a sub-market of Louisville, and is 100% occupied. The Company purchased the facilities from an unaffiliated third party for a total cost, including acquisition costs, of approximately $14.9 million (which includes an acquisition fee of $145,000 payable to the Advisor).

Bondesen, Beltway 8, and Rittiman Business Parks—Houston, TX and San Antonio, TX

        On June 3, 2004, the Company purchased thirteen facilities totaling 798,412 square feet. Seven facilities, comprising 364,803 square feet, are located in the Bondesen Business Park in Houston, Texas, including three distribution facilities and four service center buildings, and are collectively 95% occupied. Four distribution facilities, comprising 261,559 square feet, are also located in Houston, Texas in the Beltway 8 Business Park and are collectively 98% occupied. The remaining two distribution facilities, comprising 172,050 square feet, are located in the Rittiman Business Park in San Antonio, Texas and are 100% occupied. The Company purchased the facilities from an unaffiliated third party for a total cost, including acquisition costs, of approximately $50.8 million (which includes an acquisition fee of $500,000 payable to the Advisor).

Eagles Landing, SouthCreek Distribution Centers I and II—Atlanta, GA

        On June 8, 2004, the Company purchased three distribution facilities totaling 1,257,874 square feet. Two distribution facilities, SouthCreek Distribution Centers I and II, comprising 752,874 square feet are located in Fairburn, Georgia, a sub-market of Atlanta. Upon expiration of their lease on August 1, 2004, a customer occupying 400,704 square feet relocated from SouthCreek Distribution Center I to SouthCreek Distribution Center III, a facility that was subsequently purchased by the Company on September 21, 2004 (as described below). Effective August 1, 2004, the vacated facility is under a master lease agreement whereby the seller is obligated to pay monthly rent until the earlier of July 31, 2004 or the commencement of rent from a new customer. As of September 30, 2004, SouthCreek Distribution Center II was 100% occupied. The third distribution facility, Eagles Landing, comprising 505,000 square feet is located in Stockbridge, Georgia, also a sub-market of Atlanta and is 100% occupied. The Company purchased the facilities from an unaffiliated third party for a total cost, including acquisition costs, of approximately $36.5 million (which includes an acquisition fee of $359,000 payable to the Advisor).

Park West A, B, and G and Mid-South Logistics Center V—Cincinnati, OH and Nashville, TN

        On June 8, 2004 and June 29, 2004, the Company collectively purchased four distribution facilities totaling 1,719,600 square feet. Three distribution facilities totaling 1,199,600 square feet are located in Hebron, Kentucky, a sub-market of Cincinnati and are 98% occupied. The remaining distribution facility comprising 520,000 square feet is located in La Vergne, Tennessee, a sub-market of Nashville and is 100% occupied. The Company purchased the facilities from an unaffiliated third party for a total cost, including acquisition costs, of approximately $68.3 million (which includes an acquisition fee of $643,500 payable to the Advisor). The facilities were purchased from proceeds of the Company's public offering and the assumption of three existing non-recourse mortgage loans. The outstanding principal balance of the three mortgage loans totaled approximately $41.8 million. These loans mature in 2008 and 2012 and have a weighted average interest rate of 6.9% (see note 3).

Memphis Trade Center III—Memphis, TN

        On June 22, 2004, the Company purchased one distribution facility totaling 709,000 square feet located in Memphis, Tennessee and is 100% occupied. The Company purchased the facility from an unaffiliated third party for a total cost, including acquisition costs, of approximately $24.5 million (which includes an acquisition fee of $242,000 payable to the Advisor).

SouthCreek Distribution Center III—Atlanta, GA

        On September 21, 2004, the Company purchased one distribution facility totaling 504,000 square feet located in Fairburn, Georgia, a submarket of Atlanta, and is 85% occupied. The Company purchased the facility from an unaffiliated third party for a total cost, including acquisition costs, of approximately $15.1 million (which includes an acquisition fee of $149,000 payable to the Advisor).

Trade Pointe III—Louisville, KY

        On September 28, 2004, the Company purchased one distribution facility totaling 221,000 square feet located in Riverport, Kentucky, a submarket of Louisville, and is 100% occupied. The Company purchased the facility from an unaffiliated third party for a total cost, including acquisition costs, of approximately $8.3 million (which includes an acquisition fee of $80,000 payable to the Advisor).

Interpark 70—Denver, CO

        On September 30, 2004, the Company purchased one distribution facility totaling 160,233 square feet located in Denver, Colorado and is 82.8% occupied. The Company purchased the facility from an unaffiliated third party for a total cost, including acquisition costs of approximately $8.9 million (which includes an acquisition fee of $86,000 payable to the Advisor).

Note 3—Debt

        As of September 30, 2004 and December 31, 2003, the Company's debt consisted of the following:

	September 30, 2004	December 31, 2003
Senior secured revolving credit facility, variable interest at LIBOR plus 1.125% to 1.500% or prime, at the election of the Company, (4.75% as of September 30, 2004) maturing February 2007.	$4,403,000	$1,000,000
Secured non-recourse debt, fixed interest rate at 5.00%, maturing September 2011.	40,104,971	40,500,000
Assumed secured non-recourse debt, stated fixed interest rates ranging from 6.40% to 7.20%, maturities from July 2008 to November 2012 (a combined weighted average interest rate of 6.90% as of September 30, 2004).	41,602,718	—

Total debt before premiums	$86,110,689	$41,500,000
Premiums, net of amortization	2,472,766	—

Total debt	$88,583,455	$41,500,000

        In October 2003, the Partnership entered into a $50.0 million secured revolving credit facility with Bank One. In July 2004, the credit facility was amended and restated into a syndicated credit facility to expand to its current capacity of $225.0 million. In October 2004, the Company borrowed $100.0 million from the credit facility in connection with the purchase of a portfolio of 53 buildings totaling 4,890,753 square feet located in six markets (see note 10). The credit facility currently bears interest at either LIBOR plus 1.125% to 1.500%, depending upon the level of leverage on the assets pledged to secure the credit facility, or, at the election of the Company, the prime rate and is subject to an annual 0.250% facility fee.

        In December 2003, the Partnership entered into $40.5 million of secured non-recourse debt with fixed interest at a rate of 5.00% and maturing in September 2011. In June 2004, in conjunction with the acquisition of Parkwest A, B and G and Mid-South Logistics Center V (see note 2), the Partnership assumed three secured non-recourse notes totaling $41.8 million with stated interest rates ranging from 6.40% to 7.20%. These notes bear interest at a fixed rate and have maturity dates ranging from July 2008 to November 2012. Pursuant to SFAS No. 141, the difference between the fair value and the face value of these notes as of the date of acquisition resulted in a premium of approximately $2.7 million which will be amortized to interest expense over the remaining life of the underlying notes pursuant to the interest method (see note 1). The effective interest rate of these assumed loans range between 4.81% and 6.09%.

        As of September 30, 2004, the total historical cost of the Company's portfolio was approximately $409.4 million and the total historical cost of all properties securing the Company's total debt was approximately $189.3 million. The Company's debt has various covenants and the Company believes it was in compliance with all of these covenants at September 30, 2004.

Note 4—Hedging Activities

        As of September 30, 2004, the Company had entered into three hedging transactions. Each hedging transaction was a treasury lock as more fully described below:

Date Entered	Settlement Date	Rate Lock	Mortgage Tenor	Notional Amount	Other Comprehensive Income (Loss) Balance	Settlement Amount	Gain
3/25/04	9/30/04	4.062%	10 year	$50,000,000	$(106,352)	$292,432	$398,784
5/13/04	9/30/04	4.478%	5 year	$50,000,000	$(2,622,441)	$(2,475,675)	$146,766
6/12/04	2/28/05	4.500%	7 year	$50,000,000	$(1,619,149)	—	—

Total				$150,000,000	$(4,347,942)	$(2,183,243)	$545,550

        On September 30, 2004, the Company determined the final value of two hedging transactions in the amount of $(2,183,243), which resulted in a gain of $545,550 that was included in other income in the accompanying condensed consolidated statement of operations as a result of ineffectiveness. The ineffectiveness resulted because the fair values of the hedges increased between the date the Company locked the interest rate of its anticipated debt issuance and the settlement, or valuation, date of the hedges.

        An unrealized loss of $(4,772,426) was recorded during the third quarter to other comprehensive income (loss) as a result of the change in fair value of the hedges since June 30, 2004. As of September 30, 2004, the remaining hedge with a fair value of $(1,619,149) was included in other liabilities.

        Amounts reported in accumulated other comprehensive income (loss) related to hedging transactions will be amortized to interest expense as interest payments are made on the Company's anticipated debt issuance. During the next 12 months, the Company estimates that $545,909 will be amortized from other comprehensive income (loss) to interest expense resulting in an increase of the Company's interest expense. The Company is hedging its exposure to the variability in future cash flows for interest expense for forecasted transactions over a maximum period of six months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Note 5—Public Offering

        On February 27, 2004, the Company filed its second registration statement with the Securities and Exchange Commission ("SEC") covering a public offering of its common stock and the registration statement was declared effective by the SEC on April 16, 2004. The common stock was offered at a price of $10.00 per share on a best-efforts basis. The registration statement also included up to 10,000,000 shares available pursuant to the Company's distribution reinvestment plan and up to 1,200,000 shares issuable upon the exercise of warrants that are issued to the Company's dealer manager, Dividend Capital Securities LLC (the "Dealer Manager"), a related party, for every 25 shares sold under this offering. As of September 30, 2004, approximately 27.5 million shares of common stock had been sold under the Company's second offering, including 263,000 shares issued pursuant to the Distribution Reinvestment Plan for gross proceeds of approximately $273.5 million. As of October 15, 2004, this offering was completed and on October 18, 2004, the Company commenced its third public offering (see note 9).

Note 6—Private Placement Memorandum

        Affiliates of the Advisor have developed certain transaction structures that are designed to provide investors that own real property, either directly or indirectly through a limited liability company or a limited partnership, with the opportunity to receive limited partnership units in the Partnership (the

"DCX Units") in exchange for their direct or indirect interest in such real property on a tax-deferred basis. Each of the transaction structures involves an exchange of the property owned directly or indirectly by the investor by its direct owner for a replacement property identified by the Company in a like-kind exchange transaction, under either or both of Sections 1031 and 721 of the Internal Revenue Code. Such identified property is 100% leased to a wholly-owned subsidiary of the Partnership and the lease contains a purchase option as further described below.

        The Partnership's issuance of DCX Units in exchange for direct or indirect interests in real property may provide certain investors with the opportunity to complete a real estate transaction and defer their federal tax liability on any gain he or she would otherwise recognize on an exchange of such interest directly for shares of our common stock or cash. The investor may be able to defer their federal tax liability until such time as the investor redeems his or her DCX Units for shares of our common stock, or at our option, for cash. Each DCX Unit is intended to be the substantial economic equivalent of one share of our common stock.

        The Partnership will pay certain up-front fees and reimburse certain related expenses to the Advisor, Dealer Manager and Dividend Capital Exchange Facilitators LLC (the "Facilitator") for raising capital through such transactions. The Advisor is obligated to pay all of the offering and marketing-related costs associated with the private placement. However, the Partnership is obligated to pay the Advisor a non-accountable expense allowance which equals 2% of the gross proceeds raised through the Private Placement. In addition, the Partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross proceeds raised and a commission of up to 5% of gross proceeds raised through this Private Placement. The Dealer Manager may re-allow such commissions to the effecting broker dealers. The Partnership pays an intellectual property licensing fee to the Facilitator, an affiliate of the Advisor, of up to 1.5% of gross proceeds raised through the issuance of DCX units.

        During the nine months ended September 30, 2004, and the year ended December 31, 2003, the Company raised $14.9 million and $2.7 million of gross proceeds from the sale of undivided interests in four buildings, which is included in financing obligations in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98 "Accounting for Leases" ("SFAS No. 98"). The Company has effectively leased back the undivided interests sold to unrelated third parties. In accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreement are recognized as interest expense using the interest method. In addition, the lease agreement provides for a purchase option whereby the Company may purchase each undivided interest after a certain period of time in exchange for DCX Units.

        For the nine months ended September 30, 2004, the Partnership incurred upfront costs of approximately $1.2 million payable to the Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the condensed consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If the Partnership elects to exercise its right to purchase the undivided interests in exchange for the issuance of DCX Units, the up-front fees and expense reimbursements paid to affiliates will be recorded against shareholders' equity as a selling cost of the DCX Units.

Note 7—Notes Receivable

        On March 26, 2004, the Company entered into a strategic relationship with Panattoni Investments, LLC ("Panattoni"). The Company has committed to fund up to $15 million to various development projects managed by Panattoni and on March 26, 2004, the Company made its initial contributions in the form of note receivables. The notes earn interest of 9.5% annually and in addition, the Company has obtained certain acquisition rights to the property being developed. Also, the Company has obtained an option that gives it the right to purchase an equity interest in the entity owning the property. This equity interest may be up to 5% of the total amount of the principal loan amount outstanding at the time of contribution. The Company can exercise this option on the Plainfield notes effective January 1, 2005 through the maturity date of the loan and the Riverside option expired unexercised on September 3, 2004. The Company has recognized a total of $164,200 in interest revenue through September 30, 2004 from the aggregate Panattoni notes. The following table further describes these notes.

Project	September 30, 2004	December 31, 2003
Plainfield	$2,808,000	$—
Riverside	1,506,000	—

Total	$4,314,000	$—

Note 8—Minority Interest

        Minority interest consists of the following as of:

Partnership Units	September 30, 2004	December 31, 2003
Limited partnership units	$—	$—
Limited partnership Special Units	1,000	1,000

Total	$1,000	$1,000

Limited Partnership Units

        At September 30, 2004, and December 31, 2003, the Partnership was more than 99.9% owned by the Company and less than 0.1% owned by the Advisor. Limited partnership units are redeemable at the option of the unit holder. The Partnership has the option of redeeming the limited partnership units with cash or with common shares. At inception (April 12, 2002), the Partnership issued 20,000 limited partnership units to the Advisor for gross proceeds of $200,000.

Limited Partnership Special Units

        During 2002, the Partnership issued 10,000 special units (the "Special Units") to an affiliate of the Advisor for consideration of $1,000. Except as described below, Special Units do not participate in the profits and losses of the Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular partnership interests in the aggregate have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their gross contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by the Partnership upon the disposition of the Partnership's assets.

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

Note 9—Related Party Transactions

Advisory Agreement

        The Company has entered into the Advisory Agreement with the Advisor pursuant to which the Company will pay certain acquisition and asset management fees to the Advisor. The Advisor is considered a related party as certain indirect owners and employees of the Advisor serve as executives of the Company. The amount of such acquisition fees was previously equal to 3% of the aggregate purchase price of all properties acquired by the Company up to a cumulative purchase price of $170 million. In March 2004, the Company reached the cumulative threshold of $170 million in properties and all subsequent acquisitions have been and will continue to be subject to a reduced acquisition fee of 1.0% and to a 0.75% per annum asset management fee as described below. During the nine months ended September 30, 2004 and 2003, the Advisor earned approximately $3.0 million and $1.1 million, respectively, for acquisition fees which are accounted for as part of the basis of the acquired properties.

        The Company will pay the Advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties owned by the Company in excess of $170 million. During the nine months ended September 30, 2004, the Company incurred asset management fees of $543,370 that are included in general and administrative expenses on the condensed consolidated statement of operations. The Company did not incur asset management fees for the nine months ended September 30, 2003.

        In connection with the Company's public offerings, the Company is responsible for the payment of all organization and offering expenses which are not to exceed up to 2% of aggregate gross offering proceeds. During the nine months ended September 30, 2004, the Advisor incurred an additional $6.2 million of organization and offering expenses and the Company reimbursed the Advisor approximately $8.0 million. As of September 30, 2004, the net un-reimbursed amount of organization and offering expenses incurred by the Advisor, since inception (April 12, 2002), was approximately $5.8 million. If the Company is not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by the Company.

        The Advisor is obligated to pay all of the offering and marketing related costs associated with the Private Placement. However, the Partnership is obligated to pay the Advisor a non-accountable expense allowance which equals 2% of the gross proceeds raised through the Private Placement. During the nine months ended September 30, 2004, the Partnership incurred approximately $300,000 payable to the Advisor for such expense allowance.

Dealer Manager Agreement

        The Company has entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which the Company will pay a dealer manager fee of up to 2.0% of gross offering proceeds to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to participating broker-dealers who participate in the offering. The Company will also pay up to a 6% sales commission of gross offering proceeds. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales. For the nine months ended September 30, 2004 and 2003, the Company incurred approximately $30.7 million and $5.9 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions.

        The Company has also entered into a dealer manager agreement with the Dealer Manager pursuant to which the Company will pay a dealer manager fee of up to 1.5% of the gross proceeds raised through the Private Placement. The Company will also pay the Dealer Manager a sales commission up to 5.0% of the gross proceeds raised through the Private Placement. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for effecting sales. For the nine months ended September 30, 2004, the Company incurred up front fees of approximately $970,000 payable to the Dealer Manager for dealer manager fees and sales commissions. With regard to the Private Placement, the Company did not incur any fees payable to the Dealer Manager during the nine months ended September 30, 2003.

        Pursuant to the Company's first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12. For the nine months ended September 30, 2004 and 2003, the Dealer Manager had earned approximately 1.6 million and 255,000 soliciting dealer warrants, respectively. Using the fair value provisions of SFAS No. 123, the estimated fair value of the warrants earned in the nine months ended September 30, 2004 and 2003, was approximately $827,000 and $133,000, respectively. These warrants do not have an impact on the Company's condensed consolidated statement of operations as the value of these warrants is a cost of raising capital and therefore deducted from additional paid-in capital within shareholder's equity. There are no warrants being offered in connection with the Company's third public offering (see note 9).

Facilitator Agreement

        The Partnership has entered into an agreement with the Facilitator to obtain certain licensing rights associated with the Private Placement. The Partnership will pay the Facilitator up to 1.5% of the gross proceeds raised through the Private Placement for an intellectual licensing fee. For the nine months ended September 30, 2004, the Partnership incurred approximately $224,000 payable to the Facilitator. The Partnership did not incur any amounts payable to the Facilitator during the nine months ended September 30, 2003.

Note 10—Subsequent Events

Public Offerings

        On June 28, 2004, the Company filed its third registration statement with the SEC covering a public offering of 40.0 million shares of its common stock. The registration statement was declared effective by the SEC on September 15, 2004 and the Company commenced this offering on October 18, 2004. The common stock is offered at a price of $10.50 per share on a best-efforts basis. The registration statement also covers up to 13.0 million shares pursuant to the Distribution Reinvestment Plan through which participants will be able to purchase shares at a discounted price equal to 95% of the current or most recent offering price.

Property Portfolio Purchase

        On October 1, 2004, the Company purchased a portfolio of 53 buildings totaling 4,890,753 square feet located in the following six markets: Atlanta, Boston, Dallas, Houston, Phoenix and San Francisco. The portfolio is approximately 85% leased to over 100 customers. Of the approximate 724,000 square feet of vacant space, 541,252 square feet, or 11% of this portfolio, is under master lease agreements whereby the sellers have leased back this space for a period of 9 to 12 months or until the space is leased to a tenant, whichever is sooner (see note 1). Including master leases, this portfolio has an economic occupancy of 96%. The total cost of this portfolio is approximately $237.9 million (which includes an acquisition fee of $2.3 million payable to the Advisor), which was paid from a combination of net proceeds from the public offering and $100.0 million of proceeds from the senior secured revolving credit facility.

Cypress Park East.

        On October 22, 2004, the Company acquired a fee interest in two distribution facilities totaling 367,167 square feet that are 100% leased to five customers and are located in Central Park, a submarket of Orlando, Florida (collectively "Cypress Park East"). The total estimated cost of Cypress Park East is approximately $15.8 million (which includes an acquisition fee of $154,000 payable to the Advisor), which was paid from net proceeds from the public offering.

Bayside Distribution Center

        On November 3, 2004, the Company acquired a fee interest in two distribution facilities totaling 340,765 square feet that are 100% leased to four customers and are located in Hayward, California, a submarket of San Francisco (collectively "Bayside"). The total estimated cost of Bayside is approximately $22.1 million (which includes an acquisition fee of $218,000 payable to the Advisor), which was paid from net proceeds from the public offering.

Northeast Atlanta

        On November 5, 2004, the Company acquired a fee interest in two distribution facilities totaling 458,426 square feet that are 100% leased to three customers and are located in the Northeast market, a submarket of Atlanta. The total estimated cost of this acquisition is approximately $17.5 million (which includes an acquisition fee of $172,000 payable to the Advisor), which was paid from net proceeds from the public offering.

Pending Transactions

        As of November 15, 2004, the Company has entered into five real estate contracts for a total combined purchase price of approximately $82.3 million. The Company anticipates funding these acquisitions with a combination of proceeds raised in its public offering and debt. While the Company anticipates that these acquisitions will close over the next several months, these contracts are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

Forward Commitment

        In October 2004, the Company entered into a forward capital commitment with Wachovia Bank National Association ("Wachovia") in connection with the Company's committment to acquire two buildings totaling 677,667 square feet from an unrelated third party developer. The Company has entered into a binding agreement with Wachovia, the construction lender, to purchase buildings, which are to be developed by the third party developer, no later than 22 months following the acquisition of land which allows for the retirement of the construction financing of up to $29.0 million. The Company's obligation to acquire the buildings from the developer upon completion can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, the future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "continue," or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers' ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

Overview

        Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of generic distribution warehouses and light industrial properties net leased to corporate customers. In order to provide capital for these investments, the Company is selling its common stock through public offerings. The Company intends to continue raising significant amounts of capital through its current offering and potential follow-on offerings and through the Partnership's Private Placement more fully described below.

        A primary focus of the Company is to build a diversified portfolio of properties in terms of geography and industry group of our customers that will satisfy our investment objectives of maximizing cash available for distributions to investors, preserving our capital, and realizing growth in the value of our portfolio over time.

        Management believes that capital will continue to flow into the real estate industry and industrial real estate in particular, which will continue to foster a competitive environment for the assets the Company is seeking to acquire. Consequently, the Company, through the activities of the Advisor, has assembled a team of 20 professionals with over 200 years of aggregate experience who are dedicated to the acquisition and operation of properties that meet our investment criteria. The ability of the Advisor to find and acquire these properties at a pace consistent with the capital raised through our public offerings, Private Placement and other financing activities will directly impact the financial performance of the Company and the metrics that management uses to evaluate our performance, including funds from operations available to pay dividends.

Results of Operations

Summary

        Including its first acquisition in June 2003, the Company has acquired 41 properties that were funded through a combination of net proceeds from our public offerings and debt proceeds. As a result of these acquisitions, and because during the three and nine months ended September 30, 2003 the Company had limited operations, the results of the Company's operations for the three and nine months ended September 30, 2004, reflect a significant increase compared to our results of operations for the three and nine months ended September 30, 2003.

        The following table describes the properties that the Company has acquired through September 30, 2004, by market and by year of acquisition.

Market	Number of Buildings	Approximate Historical Cost(1)	Gross Leasable Area	Occupancy(2)
2003 Acquisitions:
Nashville	1	$24,500,000	756,030	100%
Memphis (3)	2	14,700,000	392,006	94%
Los Angeles	1	10,300,000	201,493	100%
Chicago	1	11,400,000	222,122	100%
Houston	1	8,600,000	189,467	100%
Cincinnati	3	26,200,000	470,957	100%
Indianapolis	1	15,300,000	442,129	68%
Dallas	3	40,600,000	982,776	87%

Total	13	$151,600,000	3,656,980	92%
2004 Acquisitions:
San Antonio	2	$7,700,000	172,050	100%
Denver	1	8,900,000	160,233	83%
Houston	11	42,300,000	626,362	96%
Cincinnati	4	52,700,000	1,326,100	93%
Memphis	1	24,900,000	709,000	100%
Nashville	2	34,900,000	943,500	100%
Louisville	2	18,400,000	521,000	100%
Atlanta (3)	5	68,000,000	2,176,034	78%

Total	28	$257,800,000	6,634,279	91%

Grand Total	41	$409,400,000	10,291,259	91%

(1)
Includes purchase price and other acquisition costs, including acquisition fees paid to the Advisor.

(2)
The total vacant square footage as of September 30, 2004 totaled 913,065 square feet. Of the vacant space, the Company had 745,750 square feet under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue.

(3)
Certain fractional interests of facilities located in these markets are owned by unrelated third parties; however, such fractional interests have been leased back to the Partnership from such third parties. In accordance with accounting principles generally accepted in the United States, we continue to report 100% of these properties on our balance sheet.

For the Three Months Ended September 30, 2004 and 2003

        During the three months ended September 30, 2004 and 2003, the Company recognized net income of $105,656 and $148,810, respectively. For purposes of this section, reference to 2004 and 2003 represents the three months ended September 30, 2004 and 2003, respectively. The following tables and narratives describe the factors effecting net income for these periods.

Rental Revenues and Other Real Estate Income	2004	2003	$ Change
Base rent:
2003 acquisitions	$3,526,893	$809,402	$2,717,491
2004 acquisitions	5,008,063	—	5,008,063
Non-cash rental revenue:
Straight-line rents	628,179	29,307	598,872
Above and below market rents	(228,203)	3,810	(232,013)

Total	$8,934,932	$842,519	$8,092,413

        Rental revenues and other real estate income for the 2003 acquired properties were higher in 2004 than in 2003 due to the majority of the 2003 acquisitions closing subsequent to September 30, 2003. Furthermore, property rental revenues associated with properties acquired prior to September 30, 2003 do not reflect an entire period of operations as compared to 2004 whereby these properties were operating for a full three months. The increase in straight-line rents over the same periods is attributable to the revenue generated by newly acquired leases resulting from 2003 and 2004 property acquisitions. The decrease in above and below market rents is due to the amortization of the intangible assets and liabilities associated with the acquired above and below market leases pursuant to SFAS No. 141 (see note 1).

Interest and Other Income	2004	2003	$ Change
Interest and other income	$932,692	$10,828	$921,864

Total	$932,692	$10,828	$921,864

        Interest and other income consist primarily of interest income and unrealized gains with the increase in interest income due to higher cash balances held in interest bearing bank accounts during 2004 as compared to 2003. In addition, the Company issued approximately $4.3 million in notes receivable to a third-party national real estate developer during 2004 of which the entire balance was outstanding during the three months ended 2004 (see note 6). These notes earned interest income of approximately $103,300 during this period. The Company also recorded $545,550 to unrealized gains related to its hedging activities.

Property Operating Expenses	2004	2003	$ Change
Properties:
2003 acquisitions	$737,435	$88,978	$648,457
2004 acquisitions	1,062,475	—	1,062,475

Total	$1,799,910	$88,978	$1,710,932

        Property operating expenses for the 2003 acquired properties were higher in the three months ended 2004 than in the three months ended 2003 due to the majority of the 2003 acquisitions closing subsequent to September 30, 2003. Furthermore, property operating expenses associated with properties acquired prior to September 30, 2003 do not reflect an entire period of operations as compared to 2004 whereby these properties were operating for a full three months. In addition, the increase in operating expenses in the three months ended 2004 as compared to the three months ended 2003 is attributable to the operating expenses resulting from 2004 property acquisitions.

Other Expenses	2004	2003	$ Change
Depreciation and amortization	$4,887,968	$359,787	$4,528,181
Interest, including amortization	1,650,149	137,985	1,512,164
General and administrative	1,423,941	117,787	1,306,154

Total	$7,962,058	$615,559	$7,346,499

        The increase in interest expense is attributable to several financing arrangements such as mortgage notes, senior secured revolving credit facility and financing obligations that were outstanding during the entire three month period in 2004. Depreciation and amortization expense was higher for 2004 than for 2003 primarily due to the acquisition of an additional 38 properties with an approximate total cost of $369.1 million. General and administrative expenses were higher in 2004 than 2003 due to the aforementioned acquisition of properties and a resulting increase in asset management fees payable to the Advisor (see note 8). In addition, increased compliance costs associated with the Sarbanes-Oxley Act of 2002 and an increase in general business activities also contributed to the increase in general and administrative expenses.

For the Nine Months Ended September 30, 2004 and 2003

        During the nine months ended September 30, 2004 and 2003, the Company recognized net income of $780,954 and $105,740, respectively. For purposes of this section, reference to 2004 and 2003 represents the nine months ended September 30, 2004 and 2003, respectively. The following tables and narratives describe the factors effecting net income for these periods.

Rental Revenues and Other Real Estate Income	2004	2003	$ Change
Base rent:
2003 acquisitions	$10,508,383	$926,998	$9,581,385
2004 acquisitions	6,878,491	—	6,878,491
Non-cash rental revenue:
Straight-line rents	1,005,776	29,307	976,469
Above and below market rents	(369,403)	3,810	(373,213)

Total	$18,023,247	$960,115	$17,063,132

        Rental revenues and other real estate income for the 2003 acquired properties were higher in 2004 than in 2003 due to the majority of the 2003 acquisitions closing subsequent to September 30, 2003. Furthermore, rental revenues and other real estate income associated with properties acquired prior to September 30, 2003 do not reflect an entire period of operations as compared to 2004 whereby these properties were operating for a full nine months. The increase in straight-line rents in 2004 as compared to 2003 is attributable to the revenue generated by newly acquired leases resulting from the 2003 and 2004 property acquisitions. The decrease in above and below market rents is due to the net amortization of the intangible assets and liabilities associated with the acquired above and below market leases pursuant to SFAS No. 141 (see note 1).

Interest and Other Income	2004	2003	$ Change
Interest and other income	$1,173,368	$50,748	$1,122,620

Total	$1,173,368	$50,748	$1,122,620

        Interest and other income consist primarily of interest income and unrealized gains with the increase in interest income due to higher cash balances held in interest bearing bank accounts during the 2004 as compared to 2003. In addition, during 2004 the Company issued approximately $4.3 million in notes receivable to a third-party national real estate developer (see note 6). These notes receivable earned interest of approximately $164,200 during this period. The Company also recorded $545,550 to unrealized gains related to its hedging activities.

Property Operating Expenses	2004	2003	$ Change
Properties:
2003 acquisitions	$2,326,483	$88,978	$2,237,505
2004 acquisitions	1,387,281	—	1,387,281

Total	$3,713,764	$88,978	$3,624,786

        Property operating expenses for the 2003 acquired properties were higher in 2004 than in 2003 due to the majority of the 2003 acquisitions closing subsequent to September 30, 2003. Furthermore, property operating expenses associated with properties acquired prior to September 30, 2003 do not reflect an entire period of operations as compared to 2004 whereby these properties were operating for a full nine months. In addition, the increase in operating expenses in 2004 as compared to 2003 is attributable to the operating expenses resulting from 2004 property acquisitions.

Other Expenses	2004	2003	$ Change
Depreciation and amortization	$9,298,803	$428,391	$8,870,412
Interest, including amortization	3,194,753	164,263	3,030,490
General and administrative	2,208,341	223,491	1,984,850

Total	$14,701,897	$816,145	$13,885,752

        The increase in interest expense is attributable to several financing arrangements such as mortgage notes, senior secured revolving credit facility and financing obligations that were outstanding during the entire nine month period in 2004. Depreciation and amortization expenses were higher in 2004 than 2003 primarily due to the acquisition of 38 buildings with an approximate total cost of $369.1 million that closed subsequent to September 30, 2003. Furthermore, depreciation and amortization expenses associated with properties acquired prior to September, 30, 2003 do not reflect an entire period of operations as compared to 2004 whereby these properties were operating for a full nine months. General and administrative expenses were higher in the nine months ended 2004 than in the nine months ended 2003 due to the aforementioned acquisition of buildings and a resulting increase in the asset management fees payable to our advisor (see note 8). In addition, increased compliance costs associated with the Sarbanes-Oxley Act of 2002 and an increase in general business activities also contributed to the increase in general and administrative expenses.

Liquidity and Capital Resources

Overview

        Other than national economic conditions affecting real estate in general, the Company's management is not currently aware of any material trends or uncertainties, favorable or unfavorable, that may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

        Management currently expects that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansion and renovation of properties will include:

  •
  Proceeds from the Company's current or future public offerings of common stock;

  •
  Proceeds from the Partnership's Private Placement;

  •
  Borrowings under the Company's secured credit facility;

  •
  Other forms of secured or unsecured financings;

  •
  Capital from co-investment partners; and

  •
  Cash flow from operations.

        The Company's management believes that its sources of capital, specifically its cash flow from operations, borrowings available under its credit facility and the Company's ability to raise capital through public offerings and its Private Placement are adequate and will continue to be adequate for the Company to meet our liquidity requirements for the foreseeable future.

Operating Activities

        Funds provided by operating activities increased approximately $10.6 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the cash flow provided by the additional 38 properties acquired subsequent to September 30, 2003. The cash flow generated from the newly acquired properties was partially offset by an increase in general and administrative expenses. See "Results of Operations" for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

        Funds used in investing activities increased approximately $309.6 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the Company's continued growth and the acquisition of 38 properties subsequent to September 30, 2003. In addition, the Company invested approximately $4.3 million to a national developer of industrial properties in the form of notes. These notes earn interest at a rate equal to 9.5% per annum and have maturity dates between July 2007, and January 2008. The Company currently has entered into five real estate contracts that combine for a total purchase price of approximately $82.3 million, which the Company anticipates funding with the net proceeds raised in its public offering and through issuance of additional debt. The Company anticipates that these acquisitions will close over the next several months. These contracts are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

        Funds provided by financing activities increased approximately $309.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to the proceeds received from the Company's public offering, which were partially offset by the increase in offering costs. During the nine months ended September 30, 2004, the Company had sold approximately 40.3 million shares of common stock for gross proceeds of approximately $393.6 million and paid related offering costs to the Advisor and its affiliates of approximately $37.4 million. The Company raised an additional $14.9 million through the Private Placement during the nine months ended September 30, 2004 and paid upfront fees to the Advisor and its affiliates in the amount of approximately $1.2 million. The Company also assumed three secured, non-recourse mortgage notes totaling $41.8 million and bearing interest rates ranging from 6.4% to 7.2% in conjunction with the acquisition of Parkwest A, B and G and Mid-South Logistics Center V during the nine months ended September 30, 2004. These notes bear interest at a fixed rate and have maturity dates ranging from March 2008 to November 2012 (see note 2). Additionally, the Company increased the outstanding balance on its line of credit by approximately $3.4 million primarily to provide working capital for acquisitions, distributions and on-going operating expenses.

Forward Commitment

        In October 2004, the Company entered into a forward capital commitment with Wachovia Bank National Association ("Wachovia") in connection with the Company's committment to acquire two buildings totaling 677,667 square feet from an unrelated third party developer. The Company has entered into a binding agreement with Wachovia, the construction lender, to purchase two buildings, which are to be developed by the third party developer, no later than 22 months following the acquisition of land which allows for the retirement of the construction financing of up to $29.0 million. The Company's obligation to acquire the buildings from the developer upon completion can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs.

Distributions

        In December 2003, the board of directors of the Company set the 2004 distribution at $0.64 per share. The distribution was set at an amount believed to be appropriate and sustainable based upon the evaluation of existing assets within the Company's portfolio, anticipated future acquisition levels and projected future levels of additional capital to be raised. The short term dilution of operating results brought upon by the pace of raising capital meeting or exceeding the pace at which the Company deployed capital during the initial stages of the Company's existence was anticipated and is a byproduct of the continued effort to build a high-quality portfolio. The Company's objectives include the payment of shareholder distributions exclusively from its funds from operations over time. A component of the strategy to achieve this objective is to continue to build a high-quality portfolio of assets and to continue to add leverage to the Company's balance sheet that is accretive to shareholder earnings.

        The Company's board of directors declared distributions totaling approximately $7.2 million and $14.5 million for the three and nine months ended September 30, 2004, respectively. To fund total distributions, the Company utilized a combination of funds from operations and debt proceeds.

Distribution Reinvestment Plan

        Pursuant to the Company's Distribution Reinvestment Plan, $3.8 and $7.7 million of the distributions declared for the three and nine months ended September 30, 2004, respectively, was satisfied through issuance of the Company's common stock. For the three and nine months ended September 30, 2004, 400,006 and 811,990, respectively, shares were issued pursuant to the Distribution Reinvestment Plan at a 5.0% discount for a discounted purchase price of $9.50 per share.

Debt Service Requirements

        In October 2003, the Partnership entered into a $50.0 million secured revolving credit facility with Bank One. The credit facility was amended and restated into a syndicated credit facility and was expanded in July 2004 to its current capacity of $225.0 million. In October 2004, the Company borrowed $100.0 million of proceeds from the credit facility in connection with the purchase of a portfolio of 53 buildings totaling 4,890,753 square feet located in six markets (see note 10). The credit facility currently bears interest at either LIBOR plus 1.125% to 1.500%, depending upon the level of leverage on the assets pledged to secure the credit facility, or, at the election of the Company, the prime rate and is subject to an annual 0.250% facility fee. This credit facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverage and consolidated leverage. The Company believes it was in compliance with all of these covenants as of September 30, 2004.

        In December 2003, the Partnership entered into $40.5 million of fixed rate secured non-recourse debt with interest at a rate of 5.0% and maturing in September 2011. This debt has various covenants and the Company believes it was in compliance with all of these covenants as of September 30, 2004.

        In June 2004, in conjunction with the acquisition of Parkwest A, B and G and Mid-South Logistics Center V (see note 2), the Company assumed three secured non-recourse notes totaling $41.8 million with interest at rates ranging from 6.4% to 7.2%. All of the notes bear interest at a fixed rate and have maturity dates ranging from July 2008 to November 2012. Pursuant to SFAS No. 141, the difference between the fair value and the face value of these notes at the date of acquisition resulted in a premium of approximately $2.7 million which will be amortized to interest expense over the remaining life of the underlying notes pursuant to the interest method (see note 1). The effective interest rate of these assumed loans range between 4.81% and 6.09%. This secured debt has various covenants and the Company believes it was in compliance with all of these covenants at September 30, 2004.

        As of September 30, 2004, the total historical cost of the Company's portfolio was approximately $409.4 million and the total historical cost of all properties securing all the Company's debt was approximately $189.3 million.

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

Real Estate Acquisitions

        Upon the acquisition of operating properties, management must make significant assumptions in order to allocate the purchase price of the properties to identifiable tangible and intangible assets associated with the property in accordance with SFAS No. 141. Management uses the best information available such as appraisals, current market rental rates, rental growth, discount rates and other factors to determine the most appropriate allocation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has obtained floating rate debt financing to fund property acquisitions, and therefore it is exposed to interest rate changes. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to limit its potential overall borrowing costs. To achieve its objectives, the Company may borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company has and may in the future enter into derivative financial instruments such as interest rate swaps, caps, and treasury locks in order to mitigate any interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2004, the Company had entered into three derivative financial instruments as further discussed in the footnotes to the financial statements.

        As of September 30, 2004 and December 31, 2003, variable rate debt comprised 4.1% and 2.3%, respectively, of all our outstanding debt including financing obligations. Variable rate debt was approximately $4.4 and $1.0 million, respectively, as of September 30, 2004 and December 31, 2003. Outstanding variable rate debt increases the risk associated with unfavorable interest fluctuations. If market rates of interest on our variable rate debt increased by 10% (or approximately 42.5 basis points), then the increase in interest expense on the variable rate debt would be $18,700 annually.

        As of September 30, 2004, the estimated fair value of the Company's fixed rate debt was estimated to be the book value of the Company's debt as the interest rate of such debt is believed to be at a market rate. As of September 30, 2004, the book value of the Company's fixed rate debt was $84.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2004, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequent to September 30, 2004, there were no significant changes in the Company's disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

        The Company's operating strategy includes employing third party property managers to manage the day-to-day activities of the Company's properties. As of September 30, 2004 and December 31, 2004, the Company had contracted with nine and two, respectively, different property management companies. While the Company's management believes the financial records produced by the newly contracted management companies to accurate and in accordance with GAAP, the Company's management is currently evaluating the controls of such management companies to determine that such controls are adequate.

        Except as described above, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our 2004 annual meeting was intended to be held on June 15, 2004, primarily to re-elect our current board members; however, a quorum was not reached. Our annual meeting was therefore adjourned until August 12, 2004. Despite the efforts of our proxy solicitor, we were unable to obtain a quorum on August 12, 2004 and pursuant to our bylaws our directors will continue in their current capacity as board members until their successors have been duly elected. The next election of our board members is anticipated to be held at our annual meeting in 2005. Although the number of directors may be increased or decreased, a decrease shall not have the effect of shortening the term of any incumbent director. The directors and independent directors of the Company will continue to be:

Name	Position
Thomas G. Wattles	Chairman, Chief Investment Officer and Director
Evan H. Zucker	Chief Executive Officer, President, Secretary and Director
James R. Mulvihill	Chief Financial Officer and Director
Tripp H. Hardin	Director*
Robert F. Masten	Director*
John C. O'Keeffe	Director*
Lars O. Soderberg	Director*

*
Independent Director

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

  a.
  Exhibits

10.1	Agreement of Purchase and Sale, dated August 11, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP.
10.2	First Amendment to Agreement for Purchase and Sale, dated August 16, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP.
10.3	Second Amendment to Agreement for Purchase and Sale, dated August 25, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP.
10.4	Third Amendment to Agreement for Purchase and Sale, dated August 30, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.

Date: November 15, 2004	/s/ Evan H. Zucker Evan H. Zucker Chief Executive Officer

Date: November 15, 2004	/s/ James R. Mulvihill James R. Mulvihill Chief Financial Officer