Form 10-K
period 2004-12-31
DIVIDEND CAPITAL TRUST INC
filed 2005-03-16
CIK 1170991

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50724

DIVIDEND CAPITAL TRUST INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	82-0538520 (I.R.S. Employer Identification Number)
518 Seventeenth Street, 17th Floor Denver, CO (Address of Principal Executive Offices)	80202 (Zip Code)
(303) 228-2200 (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of Class)

        Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

        Aggregate market value of the voting stock held by non-affiliates: The Registrant has made an initial offering of shares of common stock on Form S-11 and two subsequent offerings of shares of common stock on Form S-3. The number of shares held by non-affiliates as of June 30, 2004, was 37,194,392. Since no established market for such shares exists, there is no market value for such shares. In the first and second offerings, each share was originally sold for $10.00 per share and, in the third offering, each share was, and continues to be, sold for $10.50 per share.

        As of March 7, 2005, there were 77,625,139 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual shareholders meeting to be held in 2005 are incorporated by reference in Part III and certain sections of Part II.

i

FORWARD-LOOKING STATEMENTS

        We make statements in this Form 10-K that are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are usually identified by the use of words such as "will," "anticipates," "believes," "estimates," "expects," "projects," "plans," "intends," "should" or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have discussed in this Form 10-K some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in these documents.

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

PART I

ITEM 1. BUSINESS

Overview

        Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate customers. We have qualified as a real estate investment trust ("REIT") for federal tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT ("UPREIT") under which substantially all of our current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (our partnership), a Delaware limited partnership and certain wholly owned subsidiaries of our partnership. As used herein, "Dividend Capital", "we" and "us" refer to Dividend Capital Trust Inc. and its consolidated subsidiaries except where the context otherwise requires.

        Dividend Capital Trust Inc. is the general partner of our partnership and, as of December 31, 2004, held a 99.9% interest in our partnership. In addition, our advisor (as defined below) held a 0.1% limited partnership interest in our partnership as of December 31, 2004. Subject to certain restrictions, the limited partners may require our partnership to redeem some or all of their operating partnership units for our common shares or, at the option of our partnership, for cash.

        Our day to day activities are managed by Dividend Capital Advisors LLC (our advisor), an affiliate, under the terms and conditions of an advisory agreement. Our advisor is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of a dealer manager agreement, Dividend Capital Securities LLC (the "Dealer Manager") serves as the dealer manager of our public offerings. The Dealer Manager is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. Our advisor and the Dealer Manager receive compensation and fees for services relating to our offering and for the investment and management of our assets.

        Currently, there are no employees of Dividend Capital Trust Inc. and its subsidiaries. All management and administrative personnel responsible for conducting our business are currently employed by our advisor and the Dealer Manager. Currently, our advisor and its affiliates have over 60 full-time employees engaged in business activities on our behalf.

Corporate Objectives

        We invest in commercial real estate properties consisting primarily of high-quality, generic distribution warehouses and light industrial properties that are net leased to creditworthy corporate customers. These facilities will generally be located in the top 25 distribution and logistics markets in the United States. Such properties may include properties which are under development or construction, newly constructed or have been constructed and have operating histories. In addition, we may acquire properties with some level of vacancy at the time of closing.

        Our corporate objectives are:

  •
  To pay consistent quarterly cash distributions to our shareholders and to increase the amount of such distributions over time;

  •
  To manage risk in order to preserve, protect and return our shareholders' capital contributions; and

  •
  To ultimately list our common stock on a national securities exchange or an over-the counter market, or complete a sale or merger of Dividend Capital in a transaction which provides our shareholders with securities of a publicly traded company or sell substantially all of our properties for cash or other consideration and to realize capital appreciation for our shareholders; if we do not complete such a transaction or obtain such listing of the shares by February 2013, our articles of incorporation requires us to begin selling our properties and other assets and distribute the net proceeds to our shareholders.

        We intend to achieve these objectives through a disciplined approach of building a nationwide portfolio of industrial real estate consisting primarily of high-quality, generic distribution warehouses and light industrial properties that are net leased to creditworthy corporate customers. We intend to build our portfolio through the continuation of our acquisition program and the selective investment in development joint ventures.

Investment Strategy

        We have developed and are currently implementing a comprehensive investment strategy. The four principal components are:

1.
Selection of target markets and submarkets;

2.
Focus primarily on generic bulk distribution and light industrial facilities;

3.
Achievement of portfolio diversification in terms of markets, customers, industry exposure and lease rollovers; and

4.
Emphasis on creditworthy national, regional and local customers.

Target Market and Submarket Selection

        We have identified target markets which should continue to have growing demand for distribution space, and which exhibit one or more of the following characteristics:

  •
  Major ports of entry: air, truck or seaport related. Target markets with these characteristics presently include Los Angeles, Northern New Jersey, Miami, Houston and Memphis;

  •
  Strategically located, regional distribution markets with excellent interstate highway connections. Target markets with these characteristics presently include Atlanta, Indianapolis, Columbus, St. Louis, Dallas and San Antonio; and

  •
  Markets with a large population base within a one thousand mile ring. Target markets with these characteristics presently include Chicago, Cincinnati, and Nashville.

Bulk Distribution and Light Industrial Facilities

        Within the industrial real estate sector, bulk distribution and light industrial properties have been selected for their cash flow characteristics including stability, low turnover costs, re-leasability due to their generic design and their liquidity given institutional demand for these types of industrial properties. We may also, to a limited extent, invest in service center or flex properties. Although the characteristics of individual investments may vary, typical physical characteristics are summarized below.

	Bulk Distribution	Light Industrial
Building size (square feet)	150,000 to 1 million	75,000 to 150,000
Clear height	24' to 36'	18' to 26'
Loading	Dock high	Dock high
Truck court depth (feet)	90 - 200	90 - 120
Building depth (feet)	200 - 600	90 - 200
Percentage office space	2% - 10%	10% - 25%
Primary use	Distribution	Distribution/Light Assembly

Portfolio Diversification

        Our objective is to build a high-quality, diversified portfolio. While there can be no assurance that we can continuously achieve these objectives, we will continue to diversify our portfolio as follows:

  •
  Markets: Establish and maintain a significant presence in the top 25 U.S. industrial markets.

  •
  Customers: Maintain a portfolio where no customer or company should account for more than approximately five percent of the net rental income of our portfolio.

  •
  Industry Exposure: Maintain broad based exposure to multiple industries within the customer base.

  •
  Lease Rollovers: Generally, have no more than approximately 20% of customer leases rolling or expiring in any year.

Creditworthy National, Regional and Local Customers

        Our objective is to invest in high-quality real estate which is leased to creditworthy customers which operate nationally, regionally, or locally. As of December 31, 2004, we owned 17.2 million square feet of rentable distribution space, which was leased to 226 customers representing 246 leases.

Competition

        We believe the current market for industrial real estate acquisitions to be extremely competitive. We compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other real estate investment trusts, real estate limited partnerships, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do.

        In addition, we believe the leasing of real estate to be highly competitive. We experience competition for tenants from owners and managers of competing properties. As a result, we may have to provide free rent, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on results of operations.

Website Address

        Access to copies of our filings with the SEC may be obtained free of charge from our website at www.dividendcapital.com.

ITEM 2. PROPERTIES

        Consistent with our investment strategy previously outlined (See "ITEM 1. BUSINESS"), we have acquired 106 industrial properties and have entered into a strategic relationship to develop an additional 3 properties. These properties are located in 16 distribution markets located throughout the United States and 93 of these properties were acquired during 2004. The following series of tables illustrates the makeup of our properties in terms of: 1) target market presence; 2) property types; 3) geographic diversification; 4) lease expirations; and 5) customer diversification.

Target Market Presence

        The following table describes the properties that we owned as of December 31, 2004 and 2003, respectively.

	As of December 31,
	2004				2003
Market	Number of Buildings	Total Cost(1)	Gross Leasable Area	Occupancy(2)	Number of Buildings	Total Cost(1)	Gross Leasable Area	Occupancy(2)
Atlanta(3)	18	$147,660,147	3,946,931	82.8%	—	$—	—	—
Boston	5	27,059,198	405,741	78.2%	—	—	—	—
Chicago	1	11,369,570	222,122	100.0%	1	11,369,570	222,122	100.0%
Cincinnati	7	78,925,147	1,797,369	97.6%	3	26,241,585	470,957	100.0%
Dallas	18	93,033,056	2,330,906	91.1%	3	40,788,126	982,776	86.8%
Denver	1	8,949,122	160,232	82.8%	—	—	—	—
Houston	21	83,956,543	1,622,270	90.5%	1	8,596,926	189,467	100.0%
Indianapolis(3)	1	15,139,213	442,127	100.0%	1	15,653,875	442,127	68.3%
Los Angeles	4	32,743,856	444,066	100.0%	1	9,791,928	201,493	100.0%
Louisville	2	18,350,820	521,000	100.0%	—	—	—	—
Memphis(3)	3	39,558,525	1,101,006	97.9%	2	14,920,431	392,006	94.2%
Nashville	3	59,340,369	1,699,530	100.0%	1	24,483,671	756,030	100.0%
Orlando	2	15,687,080	367,137	100.0%	—	—	—	—
Phoenix	13	79,195,211	1,474,963	85.7%	—	—	—	—
San Antonio	2	7,724,491	172,050	100.0%	—	—	—	—
San Francisco	5	35,371,221	474,636	100.0%	—	—	—	—

Total	106	$754,063,569	17,182,086	91.6%	13	$151,846,112	3,656,978	92.0%

(1)
Represents historical costs pursuant to U.S. generally accepted accounting principles ("GAAP") as of the period indicated including acquisition fees paid to our advisor. Acquisition fees paid to our advisor totaled $6.4 million and $4.4 million in 2004 and 2003, respectively.

(2)
The total vacant square footage as of December 31, 2004 and 2003 was 1,435,041 and 292,862, respectively. Of the vacant space, we had 947,356 and 292,862 square feet, respectively, under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. The total percentage of square feet leased, including space covered by master leases was 97% and 100% as of December 31, 2004 and 2003, respectively. For financial reporting purposes under GAAP, rental and expense recovery payments under master lease agreement are reflected as a reduction of the basis of the underlying property rather than revenues.

(3)
Pursuant to our partnership's private placement, fractional interests in certain of the buildings in these markets have been sold to unrelated third parties and leased back to our partnership. In accordance with GAAP, 100% of the cost and associated results of operations of these properties continue to be included in our financial statements. Third party ownership of these properties totaled $32.6 million and $2.7 million as of December 31, 2004 and 2003, respectively.

Property Types

        The following table reflects the percentages of our portfolio by property type, in terms of cost and square footage, as of December 31, 2004 and 2003, respectively.

	As of December 31,
	2004		2003
	Cost(1)	Leasable Area	Cost(1)	Leasable Area
Bulk Distribution	79.6%	87.9%	100.0%	100.0%
Light Industrial	17.5%	10.2%	—	—
Service Center	2.9%	1.9%	—	—

Total	100.0%	100.0%	100.0%	100.0%

(1)
Percentages are based on historical costs pursuant to GAAP as of the date indicated.

Geographic Diversification

        The following table illustrates the geographic diversification of our properties as a percentage of total cost and gross leasable area as of December 31, 2004 and 2003, respectively.

	As of December 31,
	2004		2003
	Cost(1)	Gross Leasable Area	Cost(1)	Gross Leasable Area
Atlanta	19.6%	23.0%	—	—
Boston	3.6%	2.4%	—	—
Chicago	1.5%	1.2%	7.4%	6.0%
Cincinnati	10.5%	10.5%	17.3%	12.9%
Dallas	12.3%	13.6%	26.9%	26.9%
Denver	1.2%	0.9%	—	—
Houston	11.1%	9.4%	5.7%	5.2%
Indianapolis	2.0%	2.6%	10.3%	12.1%
Los Angeles	4.3%	2.6%	6.5%	5.5%
Louisville	2.4%	3.0%	—	—
Memphis	5.3%	6.4%	9.8%	10.7%
Nashville	7.9%	9.9%	16.1%	20.7%
Orlando	2.1%	2.1%	—	—
Phoenix	10.5%	8.6%	—	—
San Antonio	1.0%	1.0%	—	—
San Francisco	4.7%	2.8%	—	—

Total	100.0%	100.0%	100.0%	100.0%

(1)
Percentages are based on historical costs pursuant to GAAP as of the date indicated.

Lease Expirations

        The following table sets forth a schedule of expiring leases by square feet and by annual minimum rents:

Year	Square Feet Expiring	Percent of Portfolio	Annual Minimum Rents of Expiring Leases(2)	Percent of Portfolio
2005(1)	2,294,563	13.3%	$8,966,458	15.3%
2006	1,344,158	7.8%	6,736,791	11.4%
2007	1,783,897	10.4%	8,314,528	14.1%
2008	3,137,573	18.3%	10,372,228	17.6%
2009	1,604,397	9.3%	6,411,982	10.9%
Thereafter	5,582,457	32.5%	18,109,794	30.7%

Total	15,747,045	91.6%	$58,911,781	100.0%

(1)
Excludes 947,356 square feet and $1,831,036 of rental payments associated with master leases with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. Under GAAP, rental payments under a master lease agreement are reflected as a reduction of the basis of the underlying property rather than revenues.

(2)
These amounts represent the minimum rents due under non-cancelable leases but excluding amounts paid by customers for the reimbursement of operating expenses.

Customer Diversification

        As of December 31, 2004, there were no customers that occupied more than five percent of our total portfolio based on gross leasable square feet. The following table describes our ten largest customers based on square footage occupied.

Customer	No. Leases	Facility	2005 Scheduled Rents	Square Feet Occupied		% of Portfolio	Lease Expiration
Bridgestone/Firestone	1	Bridgestone/Firestone	$1,924,296	756,030		4.8%	05/31/13
United Parcel Service of America, Inc.	2	Park West G	2,361,432	762,900		4.8%	06/30/08 04/30/06
COA, Inc.	1	Coasters Distribution Center	1,860,407	632,170		2.6%	02/28/10
The William Carter Co.	1	Eagles Landing Trade Center III	904,792	505,000		3.2%	03/31/10
WMH Tool Group, Inc.	1	Mid South Logistics Center	1,159,583	440,000		2.5%	10/31/11
Johnson & Johnson Health Care	1	Memphis Trade Center III	1,169,700	429,000		2.8%	08/31/13
S.C. Johnson & Son, Inc.	1	SouthCreek Distribution Center III	1,014,090	405,636	(1)	2.7%	09/30/09
International Truck & Engine	2	SouthCreek Distribution Center II	1,210,240	390,400		4.0%	12/18/12 02/28/13
Iron Mountain	1	Mallard Lake	1,042,941	377,512		1.4%	05/17/14
Cummins Inc.	3	Park West A	984,570	222,122		2.4%	12/14/12 04/30/05

Total ten largest customers' leases	14		$13,632,051	4,920,770		31.2%

All other customers' leases	232		$44,225,490	10,826,275		68.8%

Total portfolio	246		$57,857,541	15,747,045		100.0%

(1)
In accordance with a lease option pertaining to unoccupied space, S.C. Johnson and Son, Inc. has elected to occupy only 429,000 square feet of the available 504,000 square feet in their respective building until January 1, 2005, at which time they will take occupancy of the entire building. The 2005 scheduled rents include amounts to be paid for use of the additional space.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we may be party to a variety of legal proceedings arising in the ordinary course of our business. We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

        There is no established public trading market for our common stock. Our third and most recent public offering provided for the sale of our common stock at a price per share of $10.50. As of March 7, 2005, there were approximately 20,000 shareholders of record.

        In order for NASD members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to our public offering or to participate in any future offering of our shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares was deemed to be $10.50 per share as of December 31, 2004. The basis for this valuation is the fact that we are conducting our third public offering of our shares at the price of $10.50 per share to third party investors through arms-length transactions. However, there is no significant public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10.50 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Moreover, we have not performed an appraisal of our properties; as such, this valuation is not necessarily based upon the appraised value of our properties, nor does it necessarily represent the amount stockholders would receive if our properties were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.50 per share, because at the time we were purchasing our properties, the amount of funds available for investment in properties was reduced by selling commissions and dealer manager fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value may be less than the proceeds of our offerings and may not be the best indicator of the value of shares purchased as a long term income producing investment. Upon conclusion of our third public offering, we may conduct additional public offerings of our common stock. Prior to providing a liquidity event for our shareholders, our board of directors will determine the public offering price of our shares of common stock for future public offerings, which may or may not be the same as the public offering price of our past and current public offerings.

Distribution Reinvestment Plan

        We provide a distribution reinvestment plan and a share redemption plan to facilitate investment in our shares and to provide limited liquidity for our shareholders until such time as a market for the shares develops.

        Our distribution reinvestment plan will, subject to certain share ownership restrictions, allow shareholders to automatically reinvest distributions by purchasing additional shares from us at a discount purchase price equal to the current or most recent offering price of our common stock less a five percent (5%) discount. Until there is more than a de minimus amount of trading in our common stock, the fair market value of our common stock purchased from us under the distribution reinvestment plan will be the same as the price of a share in the current or most recent offering. As of the date of this filing, the purchase price, as determined using the most recent offering price, was $10.50 and therefore participants of the distribution reinvestment plan are able to purchase our shares at $9.975 per share.

        Our board of directors may by majority vote (including a majority of our independent directors) amend or terminate the distribution reinvestment plan for any reason upon 10 days' written notice to participants in the plan.

Share Redemption Program

        As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, shareholders of Dividend Capital who have held their shares for at least one year may be able to redeem all or any portion of their shares in accordance with the procedures outlined in the prospectus relating to the shares they purchased. At that time, we may, subject to certain conditions and limitations, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. The amount received from the redemption of shares will be equal to the lesser of the price actually paid for the shares or the redemption price, which is dependent on the number of years the shares are held. For shares purchased in our third offering, the redemption price is as described in the following table.

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price(1)
Less than 1	No Redemption Allowed
1	92.5%
2	95.0%
3	97.5%
4	100.0%

(1)
This program is administered and governed by our board of directors and is subject to change at the board's discretion.

        We expect to fund the redemption price of any share redemptions with proceeds received from the sale of shares pursuant to the distribution reinvestment plan. Our board of directors may, at its sole discretion, choose to use other sources of funds to redeem shares. The table below sets forth information regarding our redemption of common stock from our shareholders for the quarter ended December 31, 2004.

Period	Total Number of Shares Repurchased(1)	Average Price per Share
October 2004	—	$—
November 2004	—	—
December 2004	168,683	9.64

Total	168,683	$9.64

(1)
These shares were redeemed pursuant to our share redemption program.

        During any calendar year we presently intend to limit the number of shares redeemed pursuant to our share redemption program to the lesser of: (1) three percent (3.0%) of the weighted average number of shares outstanding during the prior calendar year; and (2) that number of shares we can redeem with the proceeds we receive from the sale of shares under our distribution reinvestment plan. In either case, the aggregate amount of redemptions under our share redemption program is not expected to exceed aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. The board of directors, in its sole discretion, may choose to use other sources of funds to redeem shares.

        Our board of directors reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a shareholder or other exigent circumstances or (2) suspend or terminate our share redemption program.

Dividends

        We qualified as a REIT for federal tax purposes commencing with our taxable year ending December 31, 2003. In order to qualify and remain qualified as a REIT, among other things, we are required to distribute at least 90% of our annual taxable income to our shareholders.

        Our board of directors declares the following quarter's annualized dividend before the first day of the quarter. We will calculate our dividends based upon daily record and dividend declaration dates so investors will be eligible to earn dividends immediately upon purchasing shares. We intend to declare and pay dividends on a quarterly basis. The following table sets forth the dividends that have been declared and/or paid to date by our board of directors.

Quarter	Amount Declared per Share(1)	Date Paid
2nd Quarter—2003	$0.1558	July 15, 2003
3rd Quarter—2003	$0.1575	October 15, 2003
4th Quarter—2003	$0.1575	January 15, 2004
1st Quarter—2004	$0.1591	April 15, 2004
2nd Quarter—2004	$0.1591	July 15, 2004
3rd Quarter—2004	$0.1609	October 15, 2004
4th Quarter—2004	$0.1609	January 18, 2005
1st Quarter—2005	$0.1574	April 15, 2005(2)

(1)
Assumes share was owned for the entire quarter.

(2)
Anticipated payment date.

        Our dividends to shareholders are characterized for federal income tax purposes as ordinary income or non-taxable return of capital. Distributions that exceed our current and accumulated earning and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders' basis in the common shares. We notify shareholders of the taxability of distributions paid during the preceding year on an annual basis. The following summarizes the taxability of distributions on common shares for the year ended December 31, 2004:

Per Common Share:	Per Share Amount	Percentage
Ordinary Income	$0.378	59.1%
Return of Capital	0.262	40.9%

Total	$0.640	100.0%

Partnership Units

        Dividend Capital serves as the general partner of our partnership and currently owns 200 general partnership units for which we contributed $2,000. As of December 31, 2004, we held 67,719,683 limited partnership units or approximately 99.9% of our partnership.

        Our advisor currently owns 20,000 limited partnership units of our partnership, for which it contributed $200,000. Our advisor may not sell any of these units during the period it serves as our advisor. The parent of our advisor owns 10,000 limited partnership units referred to as "Special Units", for which it contributed $1,000.

        Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions. In general, after holders of regular partnership interests have in the aggregate, received cumulative distributions equal to their capital contributions plus a 7% pre-tax cumulative non-compounded annual return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by our partnership upon the disposition of our partnership's assets.

        The Special Units will be redeemed by our partnership for cash upon the occurrence of specified events that result in a termination or non-renewal of the Advisory Agreement. If the Advisory Agreement is terminated by Dividend Capital for cause, the redemption price shall be $1. If our shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder of the Special Units in accordance with the partnership agreement of our partnership out of the net sales proceeds. Net sales proceeds will be determined by the public market prices in the event of a listing of our shares or by the net sales proceeds received in the event of the disposition of our properties. In the case of certain other events, net sales proceeds will be determined by the then fair market value of our partnership's assets, as determined by an appraisal, less all of its liabilities.

Equity Compensation Plans

        Information about securities authorized for issuance under our equity compensation plans required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2005 annual meeting of shareholders.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended 2004, 2003 and 2002. Certain amounts presented for the years ended 2003 and 2002 have been reclassified to conform with the current year presentation. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes in "Item 8—Financial Statements".

	Year ended December 31, 2004	Year ended December 31, 2003(1)	For the Period From Inception (April 12, 2002) to December 31, 2002(1)
Operating Data:
Rental revenue	$28,625,448	$2,289,074	$—
Other real estate income	6,052,863	356,019	155
Total revenue	36,097,743	2,706,457	155
Operating expenses	7,204,725	366,650	—
Depreciation and amortization	19,273,357	1,195,330	—
Interest expense	5,977,888	385,424	—
General and administrative expenses	3,896,785	411,948	212,867

Net income (loss)	$(255,012)	$347,105	$(12,712)

Common Share Distributions:
Common share cash distributions declared	$24,263,891	$2,451,367	$—
Common share cash distributions declared per share	$0.640	$0.625	$—
Per Share Data:
Basic earnings (loss) per common share	$(0.01)	$0.09	$(63.56)
Diluted earnings (loss) per common share	$(0.01)	$0.09	$(63.56)
Other Data:
Reconciliation of net income (loss) to funds from operations(2):
Net income (loss) attributable to common shares	$(255,012)	$347,105	$(12,712)
Add:
Real estate related depreciation and amortization	19,273,357	1,195,330	—

Funds from operations attributable to common shares	$19,018,345	$1,542,435	$(12,712)

Basic funds from operations per common share	$0.50	$0.39	$(63.56)
Diluted funds from operations per common share	$0.50	$0.38	$(63.56)
Weighted average common shares outstanding:
Basic	37,907,838	3,987,429	200
Diluted	37,927,838	4,007,429	200
Net cash provided by (used in) operating activities	$21,452,089	$1,699,788	$(139,022)
Net cash used in investing activities	$(560,036,116)	$(149,948,228)	$—
Net cash provided by financing activities	$558,027,652	$152,314,027	$150,077

	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Other Quarterly Data:
Reconciliation of net income (loss) to funds from operations(2):
Net income (loss) attributable to common shares	$172,446	$502,852	$105,656	$(1,035,966)
Add:
Real estate related depreciation and amortization	1,646,277	2,764,558	4,887,968	9,974,554

Funds from operations attributable to common shares	$1,818,723	$3,267,410	$4,993,624	$8,938,588

Basic funds from operations per common share	$0.11	$0.11	$0.11	$0.15
Diluted funds from operations per common share	$0.11	$0.11	$0.11	$0.15
Weighted average common shares outstanding:
Basic	16,579,579	29,536,431	44,669,644	60,517,467
Diluted	16,599,579	29,556,431	44,689,644	60,537,467
	As of December 31,
	2004	2003(1)	2002(1)
Balance Sheet Data:
Net investment in real estate	$732,201,532	$150,633,351	$—
Total assets	784,808,269	156,607,536	751,678
Line of credit and short-term borrowings	4,000	1,000,000	—
Mortgage notes	142,754,768	40,500,000	—
Total liabilities	203,593,466	49,782,191	761,390
Total shareholders' equity (deficit)	581,213,803	106,824,345	(10,712)
Number of common shares outstanding	67,719,883	12,470,400	200

(1)
Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or stockholders' equity.

(2)
We believe that funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company's real estate between periods or as compared to other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2004, and for the year then ended. This report on Form 10-K contains certain forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are various factors that could cause actual results to differ materially from those which are expressed in, or implied by, such forward-looking statements. Such factors include, but are not limited to, changes in general economic conditions, changes in real estate conditions, changes in interest rates, the amount of equity capital provided by the our public offering, the availability of debt financing on favorable terms, the ability of us to acquire and lease properties on favorable terms and the ability of customers to make payments under their respective leases. Readers of this report are cautioned to consider these uncertainties in connection with all forward-looking statements.

Overview

        Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate customers. In order to provide capital for these investments, we are selling our common stock through public offerings. We intend to continue raising significant amounts of capital through our third offering and potential follow-on offerings, through our partnership's private placement more fully described below and through the issuance of debt.

        A primary focus of management is to build a diversified portfolio of properties in terms of geography and the industry group of our customers that will satisfy our corporate objectives of maximizing cash available for distributions to investors, preserving our capital, and realizing growth in the value of our portfolio over time.

        The following discussion primarily compares the years ended 2004 and 2003 as the period from inception (April 12, 2002) through December 31, 2002 had very limited activity. In 2002, the year of our inception, we began the process of marketing the sale of our common stock under our first public offering. However, as described in more detail below, we did not sell any shares of our common stock until February 10, 2003. Furthermore, we acquired our first property in June of 2003 and therefore there were no rental activities during 2002. For the period ended December 31, 2002, we were considered a "development stage enterprise" and had only recognized a limited amount of general and administrative expenses.

Liquidity and Capital Resources

        We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties. We believe that capital will continue to flow into the real estate industry and industrial real estate in particular, which will continue to foster a competitive environment for the assets we are seeking to acquire. Consequently, we, through the activities of our advisor, have assembled a team of 25 professionals with over 250 years of aggregate experience who are dedicated to the acquisition and operation of properties that meet our investment criteria. The ability of our advisor to find and acquire these properties at a pace that is consistent with the capital that is raised through our public offerings, our partnership's private placement and other financing activities will directly impact our financial performance and the metrics that management uses to evaluate our performance, including funds from operations available to pay dividends.

        Management expects that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansion and renovation of properties will include:

  •
  Proceeds from our current or future public offerings of common stock;

  •
  Proceeds from our partnership's private placement;

  •
  Borrowings under our secured credit facility;

  •
  Other forms of secured or unsecured financing;

  •
  Capital from co-investment partners; and

  •
  Cash flow from operations.

        Over the short term, we believe that our sources of capital, specifically our cash flow from operations, borrowings under our credit facility and our ability to raise capital through public offerings and our partnership's private placement are adequate and will continue to be adequate to meet our liquidity requirements and capital commitments. These liquidity requirements and capital commitments include the payment of distributions, capital expenditures at our properties, forward purchase commitments (as more fully described below) and the acquisition of 19 buildings which are currently under contract or have closed since December 31, 2004. These buildings total 5.4 million square feet and have an aggregate purchase price of approximately $216.8 million. We anticipate that the acquisitions that have not yet closed will close over the next several months. However, the contracts related to such acquisitions are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

        Over the longer term, we anticipate we will continue to utilize the same sources of capital we rely on to meet our short term liquidity requirements as well as additional secured and unsecured financings and capital from co-investment partners. We expect these resources will be adequate to fund our operating activities and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with additional potential forward purchase commitments.

        During the years ended December 31, 2004 and 2003, cash generated from financing activities was approximately $558.0 million and $152.3 million, respectively. This increase was generally comprised of an increase in net proceeds generated by our public offerings and our partnership's private placement of approximately $405.6 million. Additionally, cash provided by operating activities increased from approximately $1.7 million for the twelve months ended December 31, 2003 to approximately $21.5 million for the same period ended December 31, 2004. These sources of capital were primarily utilized to fund approximately $548.5 million and $149.6 million of cash invested in real estate in 2004 and 2003, respectively. Our management anticipates that over time, cash provided by operating activities, debt proceeds and cash from co-investment partners will become increasingly more important.

Public Offerings

        On April 15, 2002, we filed an S-11 registration statement with the Securities and Exchange Commission covering our first public offering of our common stock. The registration statement was declared effective on July 17, 2002 and we received approval of our offering in all 50 states in December 2002. The common stock was offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The registration statement also covered up to 4,000,000 shares available pursuant to our distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants issued to the Dealer Manager for a price of $.001 per share for every 25 shares sold. Until we received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors. In April of 2004, we completed our first public offering and sold 24,998,691 shares of our common stock for gross proceeds of approximately $249.2 million.

        Our second offering began immediately following the completion of the initial offering. The second registration statement was filed on February 27, 2004, and was declared effective on April 16, 2004. The registration statement offered common stock at a price of $10 per share for a maximum of 30,000,000 shares. The registration statement also covered up to 10,000,000 shares available pursuant to our distribution reinvestment plan as well as up to 1,200,000 shares issuable upon the exercise of warrants sold to the Dealer Manager for a price of $.001 per share for every 25 shares sold. In October of 2004, we completed our second public offering and sold 29,997,723 shares of our common stock for gross proceeds of approximately $299.0 million.

        Our third offering began immediately following the completion of the second offering. The third registration statement was filed on June 28, 2004, and was declared effective on October 18, 2004. The registration statement offers common stock at a price of $10.50 per share for a maximum of 40,000,000 shares. The third registration statement also covers up to 13,000,000 shares available pursuant to our distribution reinvestment plan. As of December 31, 2004, we had sold 11,990,577 shares pursuant to our third public offering for gross proceeds of approximately $125.5 million.

        As of December 31, 2004, 67,719,883 common shares were issued and outstanding including shares sold pursuant to our distribution reinvestment plan and net of shares redeemed pursuant to our share redemption program. The net proceeds from the sale of these securities were transferred to our partnership on a one-for-one basis for limited partnership units. During 2005, we intend to continue to sell shares under the third public offering and potential follow-on offerings, providing capital primarily for acquisitions and development joint ventures. We will continue to obtain debt financing and may cause our partnership to issue limited partnership interests to help fund property acquisitions.

        Pursuant to the Advisory Agreement, our advisor is obligated to advance all of our organization and offering costs, subject to its right to be reimbursed for such costs by us in an amount up to 2% of the aggregate gross offering proceeds raised. Such organization and offering costs include but are not limited to actual legal, accounting, printing and other expenses attributable to preparing the Securities and Exchange Commission registration statements, qualification of the shares for sale in the states and filing fees incurred by our advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee (see below). During the twelve months ended December 31, 2004, 2003 and 2002, our advisor incurred approximately $8.3, $7.7, and $3.4 million of organization and offering costs, respectively. During the twelve months ended December 31, 2004 and 2003, we reimbursed our advisor approximately $10.9 and $3.3 million, respectively. There were no reimbursements made during the twelve months ended December 31, 2002. As of December 31, 2004, the net un-reimbursed amount of organization and offering costs incurred by our advisor, since inception (April 12, 2002), was approximately $5.2 million. If we are not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by us to our advisor for reimbursement of organization and offering costs.

        Pursuant to the Dealer Manager Agreement, we are obligated to pay the Dealer Manager a dealer manager fee and commissions up to 2.0% and 6.0%, respectively of gross proceeds raised from our public offerings of common stock. During the twelve months ended December 31, 2004 and 2003, we incurred amounts payable to the Dealer Manager of approximately $42.5 million and $11.2 million, respectively, of which $31.0 and $8.2 million, respectively had been re-allowed to broker-dealers participating in our public offerings. No payments were made to the Dealer Manager during 2002 as no shares were sold during this period.

Our Partnership's Private Placement

        Affiliates of our advisor have developed certain transaction structures that are designed to provide investors that own real property, either directly or indirectly, with the opportunity to receive limited partnership units in our partnership (the "DCX Units") in exchange for the real property on a tax-deferred basis. The transaction structures generally involve an exchange of the property owned by the investors for a replacement property (or an undivided interest therein) identified by us in a like-kind exchange transaction under Section 1031 of the Internal Revenue Code. Such replacement properties identified by us are 100% leased indirectly by our partnership and these leases contain purchase options whereby our partnership has the right to acquire the properties from the investors at a later point in time in exchange for DCX Units under section 721 of the Internal Revenue Code. Each DCX Unit is intended to be the substantial economic equivalent of one share of our common stock, and each investor who receives DCX Units may redeem them for shares of our common stock, or at our option, for cash.

        Our partnership will pay certain up-front fees and reimburse certain related expenses to our advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the "Facilitator") for raising capital through such transactions. Our advisor is obligated to pay all of the offering and marketing-related costs associated with the private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through the private placement. In addition, our partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of the gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to the participating broker dealers. Our partnership pays an intellectual property licensing fee to the Facilitator, an affiliate of our advisor, of up to 1.5% of the gross equity proceeds raised through the private placement.

        During the twelve months ended December 31, 2004, and 2003, we raised $29.9 million and $2.7 million from the sale of undivided interests in four buildings, which is included in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98 "Accounting for Leases" ("SFAS No. 98"). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreements are recognized as interest expense using the interest method. In addition, the lease agreements each provide for a purchase option whereby our partnership may purchase each undivided interest after a certain period of time in exchange for DCX Units.

        During the twelve months ended December 31, 2004, and 2003, we incurred approximately $750,000 and $15,000 of rental expense under various lease agreements with these third party investors. A portion of such amounts were accounted for as a reduction of the principal outstanding balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying consolidated financial statements. The various lease agreements in place as of December 31, 2004, contain expiration dates ranging from November 2013, to July, 2019. The following table sets forth the five year, future minimum rental payments due to third parties under the various lease agreements:

The Year Ended December 31,	Future Minimum Rental Payments
2005	$2,243,724
2006	3,518,026
2007	3,493,168
2008	3,363,775
2009	3,232,299
Thereafter	9,795,806

Total	$25,646,798

        During the twelve months ended December 31, 2004, and 2003, our partnership incurred upfront costs of approximately $2.6 and $0.2 million payable to our advisor and other affiliates for affecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our partnership elects to exercise any purchase option as described above and issue DCX Units, the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be recorded against shareholders' equity as a selling cost of the DCX Units. If our partnership does not elect to exercise any such purchase option, the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be considered in the calculation of a gain or loss on the sale of real estate.

Financing

        In December 2004, we issued $55.0 million of secured, non-recourse debt. The debt has a stated fixed interest rate of 5.31% and matures in 2015. The underlying notes require monthly payments of interest only for one year and monthly payments of principal and interest thereafter. In December 2003, we issued $40.5 million of secured, non-recourse debt with a fixed interest rate of 5.00%, maturing in September 2011 and requiring monthly payments of principal and interest. During 2004, in conjunction with the acquisitions of Parkwest A, B and G, Mid-South Logistics Center V and Sky Harbor Transit Center, we assumed five secured, non-recourse notes totaling $45.6 million with stated interest rates ranging from 6.22% to 7.21%. All of these notes bear interest at a fixed rate and require monthly payments of principal and interest. They have maturity dates ranging from 2007 to 2012. Pursuant to SFAS No. 141, the difference between the fair value and face value of these notes at the date of acquisition resulted in a premium of approximately $2.9 million, which will be amortized to interest expense over the remaining life of the underlying notes.

        In October 2003, we entered into a $50.0 million secured revolving credit facility with JP Morgan Securities (formerly BankOne). In February 2004, the credit facility was amended and restated into a syndicated credit facility maturing in February 2007 and expanded commitments were received in July 2004 to reach its current capacity of $225.0 million. The credit facility currently bears interest at either LIBOR plus 1.125% to 1.500%, depending upon the level of our leverage, or, at our election, the prime rate and is subject to an annual 0.250% facility fee. This credit facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverage and consolidated leverage.

        As of December 31, 2004, the total historical cost of all of our properties was approximately $754.1 million and the total historical cost of all properties securing our fixed rate mortgage debt and secured credit facility was approximately $310.6 million and $237.7 million, respectively. Our debt has various covenants and we believe we were in compliance with all of these covenants at December 31, 2004.

        The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2004.

Year	Fixed Rate Mortgage Debt	Secured Credit Facility	Total
2005	$1,379,088	$—	$1,379,088
2006	2,596,045	—	2,596,045
2007	2,837,480	4,000	2,841,480
2008	28,793,359	—	28,793,359
2009	2,306,402	—	2,306,402
2010	2,432,415	—	2,432,415
2011	37,407,982	—	37,407,982
2012	16,307,309	—	16,307,309
2013	1,563,727	—	1,563,727
2014	1,648,811	—	1,648,811
Thereafter	42,963,821	—	42,963,821

Total	$140,236,439	$4,000	$140,240,439

Forward Capital Commitment Agreement

        In October 2004, we entered into a forward capital commitment with Wachovia Bank National Association ("Wachovia") in connection with our commitment to acquire two buildings located in Atlanta, Georgia, comprising 677,667 square feet from an unrelated third party developer. We have entered into this binding agreement with Wachovia, the construction lender, to purchase the two buildings at a price of up to $29.0 million. Our obligation to acquire the buildings from the developer upon completion can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs. In order to provide security to Wachovia under this capital commitment, we were required to place $4.9 million in escrow in lieu of a letter of credit. We anticipate funding this commitment with proceeds from our public offerings and debt.

Contractual Obligations

        The following table reflects our contractual obligations as December 31, 2004, specifically our obligations under long-term debt agreements and operating lease agreements and our purchase obligations:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$193,762,600	$9,361,181	$21,012,764	$43,417,170	$119,971,485
Operating leases(1)	25,646,798	2,243,724	7,011,194	6,596,074	9,795,806
Purchase obligation(2)	29,000,000	—	29,000,000	—	—

Total	$248,409,398	$11,604,905	$57,023,958	$50,013,244	$129,767,291

(1)
We have entered into five operating leases, all of which are in connection with our partnership's private placement.

(2)
We have entered into a forward commitment agreement to acquire two properties upon their completion by a third party developer as more fully described above.

Off-Balance Sheet Arrangements

        As of December 31, 2004, 2003 and 2002, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Summary

        In June 2003, we acquired our first property and through December 31, 2004, we have acquired an additional 105 properties that were funded from net proceeds from our public offerings, our partnership's private placement and debt proceeds. As a result of these acquisitions, and because during the twelve months ended December 31, 2003, we had limited operations, the revenues and expenses from our operations for the twelve months ended December 31, 2004, reflected a significant increase compared to the revenues and expenses from our operations for the twelve months ended December 31, 2003.

        The following table summarizes our acquisition activity for the years ended December 31, 2004 and 2003, respectively.

Transaction	Date	Number of Markets	Number of Buildings	Gross Leasable Area	Approximate Total Acquisition Cost(1)	Occupancy at Acquisition(2)	Occupancy at 12/31/04(2)
2004 Acquisitions:
Eastgate	3/19	1	1	423,500	$14,796,664	100.0%	100.0%
Newpoint I	3/31	1	1	414,160	15,051,295	100.0%	100.0%
MassPrim	5/03	2	2	426,500	14,875,607	89.7%	89.7%
Bondesen, Beltway, Rittiman Business Parks	6/03	2	13	798,412	50,817,159	84.4%	99.1%
Eagles Landing & SouthCreek I, II & III(3)	6/08 / 9/21	1	4	1,761,874	53,048,730	73.0%	73.0%
AREP	6/08 / 6/29	2	4	1,719,912	67,941,804	95.8%	100.0%
Memphis Trade Center	6/22	1	1	709,000	24,859,076	100.0%	100.0%
Trade Pointe III	9/28	1	1	221,000	8,259,775	100.0%	100.0%
Interpark 70	9/30	1	1	160,232	8,949,122	82.8%	82.8%
RN Portfolio	10/01	6	53	4,890,753	238,897,395	84.3%	85.1%
Cypress Park East	10/22	1	2	367,137	15,681,760	100.0%	100.0%
Bayside Distribution	11/03	1	2	340,765	22,128,638	100.0%	100.0%
Norcross Facilities	11/05	1	2	458,426	17,708,926	100.0%	100.0%
Sky Harbor Transit Center	11/24	1	1	145,228	10,131,396	100.0%	100.0%
C&L Facilities	12/03	2	2	445,636	19,016,457	100.0%	100.0%
Foothills Business Center	12/9	1	3	242,573	22,426,545	100.0%	100.0%

Total 2004 Acquisitions		8	93	13,525,108	$604,590,349	88.8%	90.5%

2003 Acquisitions:
Bridgestone/Firestone	6/9	1	1	756,030	$24,483,672	100.0%	100.0%
Chickasaw	7/22	1	2	392,006	14,977,799	94.2%	94.2%
Rancho	10/16	1	1	201,493	9,838,394	50.1%	100.0%
Mallard Lake	10/29	1	1	222,122	11,369,570	100.0%	100.0%
West by Northwest	10/30	1	1	189,467	8,596,927	100.0%	100.0%
Park West	12/15	1	3	470,957	26,241,585	100.0%	100.0%
Pinnacle	12/15	1	2	730,000	29,441,260	89.0%	89.0%
DFW	12/15	1	1	252,776	11,372,841	80.2%	80.2%
Plainfield I	12/22	1	1	442,127	15,663,010	68.3%	100.0%

Total 2003 Acquisitions		8	13	3,656,978	$151,985,058	89.2%	95.8%

Total Acquisition Activity		16	106	17,182,086	$756,575,407	88.9%	91.6%

(1)
Includes purchase price, closing costs and acquisition fees paid to our advisor.

(2)
Excludes space leased under master leases with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. Master lease payments totaled $2,680,872 and $138,943 in 2004 and 2003, respectively. Under GAAP, rental payments under master lease agreement are reflected as a reduction of the basis of the underlying property rather than revenues.

(3)
Includes three distribution facilities (SouthCreek I and II and Eagles Landing) comprising 1,257,874 square feet, acquired on June 8, 2004, and one distribution facility (SouthCreek III) comprising 504,000 square feet, acquired on September 21, 2004. Upon expiration of their lease on August 1, 2004, a customer occupying 400,704 square feet relocated from SouthCreek I to SouthCreek III. Since the date of acquisition, all unoccupied space has been and will continue to be under a master lease agreement whereby the seller is obligated to pay monthly rent until the earlier of July 31, 2004, or the commencement of rent from a new customer.

Year ended December 31, 2004 compared to the year ended December 31, 2003

        Although we recognized a net loss in 2004 compared to net income in 2003, our cash provided by operating activities increased from approximately $1.7 million for the twelve months ended December 31, 2003, to approximately $21.5 million for the same period ended December 31, 2004. This increase is primarily a product of the acquisitions noted above. We recognized a net loss of $255,012 for the year ended December 31, 2004, and we recognized net income of $347,105 for the year ended December 31, 2003. The fact that we recognized a net loss despite the increase in operating activities as noted above, is primarily a result of changes in depreciation. Depreciation in 2004 and 2003 as a percentage of revenues was 53.4% and 44.2%, respectively. This difference was primarily a result of the allocation, pursuant to SFAS No. 141, of the total costs of the 2004 acquisitions resulting in proportionately more value being attributed to tangible and intangible assets associated with in-place leases. This in turn resulted in proportionately greater depreciation and amortization expense recognized in 2004 as the remaining life of such assets is significantly shorter than other long-lived assets such as building and building improvements. The following table illustrates the relative allocation of the cost of our 2004 and 2003 property acquisitions to the various tangible and intangible assets and liabilities as of December 31, 2004.

	As of December 31, 2004
	2004 Acquisitions		2003 Acquisitions		Total
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Land	102,674,285	17.2%	17,380,389	11.6%	120,054,674	16.0%
Land improvements	46,068,215	7.7%	7,105,857	4.8%	53,174,072	7.1%
Building	347,084,236	58.0%	105,119,212	70.5%	452,203,448	60.5%
Lease related assets(1)	102,959,730	17.1%	19,591,236	13.1%	122,550,966	16.4%

Total	598,786,467	100.0%	149,196,694	100.0%	747,983,160	100.0%

(1)
Lease related assets is comprised of tenant improvements, tenant leasing costs, intangible assets, above market rents and below market rents, each of which is presented in Note 3—Real Estate, to the consolidated financial statements.

        The components of the increase in operating activities are reflected in the changes in rental revenues and other real estate income, interest income and other income, property operating expenses and other expenses as more fully described below.

Rental Revenues and Other Real Estate Income	2004	2003	$ Change
Properties:
2004 acquisitions	$19,207,389	$—	$19,207,389
2003 acquisitions	14,176,482	2,554,422	11,622,060
Straight-line rents	2,134,194	85,420	2,048,774
Above and below market rents	(839,754)	5,251	(845,005)

Total	$34,678,311	$2,645,093	$32,033,218

        Rental revenues and other real estate income for the 2003 acquired properties were higher in 2004 than in 2003 as property revenues associated with properties acquired during 2003 do not reflect an entire period of operations as compared to 2004 wherein these properties were operating for a full twelve months. The increase in straight-line rents over the same periods is attributable to the revenue generated by newly acquired leases resulting from 2003 and 2004 property acquisitions. The decrease in above and below market rents is primarily due to certain leases acquired in 2004 generally having rental rates above market rental rates and that difference being amortized against rental revenues in accordance with SFAS No. 141.

Interest Income and Other Income	2004	2003	$ Change
Interest and other income	$874,871	$61,364	$813,507
Gain on hedging activities	544,561	—	544,561

Total	$1,419,432	$61,364	$1,358,068

        Interest income consists primarily of interest income on cash balances and notes receivable with the increase in interest income due to higher cash balances held in interest bearing bank accounts during 2004 as compared to 2003. In addition, as a part of a development joint venture, we issued approximately $4.2 million in notes receivable to a third-party national real estate developer during 2004 (See "Note 8—Notes Receivable"). These notes earned interest income of approximately $267,498 during 2004.

        The gain on hedging activity was a result of a hedging transaction that settled on September 30, 2004, which resulted in a gain of $544,561 that was included in other income as a result of ineffectiveness. The ineffectiveness resulted because the fair values of the hedges increased between the date we locked the interest rate of our anticipated debt issuance and the settlement, or valuation, date of the hedges.

Operating Expenses	2004	2003	$ Change
Properties:
2004 acquisitions	$4,157,260	$—	$4,157,260
2003 acquisitions	3,047,465	366,650	2,680,815

Total	$7,204,725	$366,650	$6,838,075

        Property operating expenses for the 2003 acquired properties were higher in 2004 than in 2003 as property operating expenses associated with properties acquired during 2003 do not reflect an entire period of operations as compared to 2004 wherein these properties were operating for a full twelve months. In addition, the increase in operating expenses in 2004 as compared to 2003 is attributable to the operating expenses resulting from 2004 property acquisitions.

Other Expenses	2004	2003	$ Change
Interest	$5,977,888	$385,424	$5,592,464
Depreciation and amortization	19,273,357	1,195,330	18,078,027
General and Administrative	3,896,785	411,948	3,484,837

Total	$29,148,030	$1,992,702	$27,155,328

        In December 2003, we issued $40.5 million of mortgage notes which were outstanding during 2004. In addition, in conjunction with property acquisitions during 2004, we assumed $45.6 million of mortgage debt. These transactions combined with periodic borrowings under our secured credit facility, caused interest expense to increase significantly in 2004. Depreciation and amortization expense was higher in 2004 than in 2003 primarily due to the acquisition of an additional 93 properties with an approximate total cost of $604.6 million and a full year's depreciation of 2003 acquisitions. General and administrative expenses were higher in 2004 than 2003 due to the aforementioned acquisition of properties and resulting asset management fees payable to our advisor of approximately $1.5 million. We did not incur any asset management fees during 2003. In addition, increased audit costs and costs associated with consulting services specific to the Sarbanes-Oxley Act of 2002, of approximately $888,000 and an increase in general business activities also contributed to the increase in general and administrative expenses.

Critical Accounting Policies

General

        Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most "critical" to the portrayal of our financial condition and results of operations which require management's most difficult, subjective or complex judgments.

Impairment of Long-Lived Assets

        Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides that such an evaluation should be performed when events or changes in circumstances indicate such an evaluation is warranted. Examples include the point at which we deem the long-lived asset to be held for sale, downturns in the economy, etc. Impairment of long-lived assets is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management's judgment of factors such as market knowledge, historical experience, lease terms, customer financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgment, the valuation could be negatively affected.

Valuation and Allocation of Real Estate Acquisitions

        Upon acquisition, the purchase price of a property and other costs associated with the acquisition such as the acquisition fee paid to our advisor are capitalized and allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities as required by SFAS No. 141, "Business Combinations." The allocation to land, building, land improvements and tenant improvements will be based on management's estimate of its fair value based on all available information. The allocation to intangible lease assets, as required by SFAS No. 141, represents the value associated with the in-place leases, including leasing commissions, legal and other related costs. Also, SFAS No. 141 requires the creation of an intangible asset or liability resulting from in-place leases being above or below the current market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition should be recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Valuation and allocation of real estate acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real estate acquisition involves a number of management's assumptions relating to the ability to lease vacant space, market rental rates, term of new leases, property operating expenses and leasing commissions, among other things. All of the aforementioned factors will be taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions. The valuation and allocation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgment, the valuation and allocation could be negatively affected and may result in a negative impact to the financial statements.

Interest Rate Contracts

        Under SFAS 133/138 "Accounting for Derivative Instruments and Hedging Activities," as amended, the resulting assets and liabilities associated with derivative financial instruments are carried on the financial statements at estimated fair value at the end of each reporting period. The change in the fair value of effective cash flow hedges are carried on our financial statements as a component of accumulated other comprehensive income (loss). If deemed effective pursuant to SFAS 133/138 "Accounting for Derivative Instruments and Hedging Activities", these hedges will impact the amount recorded as interest expense.

Valuation of Accounts and Rent Receivable

        Periodically, management will assess the collectability of accounts and rent receivable balances in order to determine if an adjustment to the value of these balances is necessary. Management will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration will be the amounts outstanding, payment history and financial strength of the customer, which taken as a whole, determines the valuation.

New Accounting Principles

        In January 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing public entities as of March 31, 2004. We do not believe that any of our consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46.

REAL ESTATE RISKS

General Real Estate Risks

        We will be subject to risks generally incident to the ownership of real estate, including:

  •
  Changes in general or local economic conditions;

  •
  Changes in supply of or demand for similar or competing properties in an area;

  •
  Bankruptcies, financial difficulties or lease defaults by our customers;

  •
  Changes in interest rates and availability of permanent mortgage funds that may render the sale or refinancing of a property difficult or unattractive or otherwise reduce the returns to shareholders;

  •
  Changes in operating expenses;

  •
  Changes in governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws;

  •
  Changes in the cost or availability of insurance, including coverage for asbestos;

  •
  Periods of high interest rates and tight money supply;

  •
  Customer turnover; and

  •
  General overbuilding or excess supply in the market area.

Competition for investments may increase costs and reduce returns.

        We will compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other real estate investment trusts, real estate limited partnerships, individuals and other entities engaged in real estate investment activities. Many other competitors have greater financial resources than us and a greater ability to borrow funds to acquire properties. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing acquisition costs and, as a result, reducing shareholder returns. We believe the current market for acquisitions to be extremely competitive.

A property that incurs a vacancy could be difficult to sell or re-lease.

        A property may incur a vacancy either by the continued default of a customer under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain of our properties may be specifically suited to the particular needs of a customer. We may have difficulty obtaining a new customer for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to shareholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on customers for our revenue.

        Certain of our properties are occupied by a single customer. As a result, the success of those properties will depend on the financial stability of a single customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to shareholders. A default by a customer on its lease payments could force us to find an alternative source of revenue to pay any mortgage loan on the property. In the event of a customer default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

We may not have funding for future tenant improvements.

        When a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend funds to construct new tenant improvements in the vacated space. Substantially all of our net offering proceeds will be invested in real estate properties and therefore, while we intend to manage our cash position or financing availability to pay for any improvements required for re-leasing, we cannot assure shareholders that we will have adequate sources of funding available to us for such purposes in the future.

Uninsured losses relating to real property may adversely affect shareholder returns.

        Our advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure shareholders that any such sources of funding will be available to us for such purposes in the future.

Development and construction of properties may result in delays and increased costs and risks.

        We may make investments, either directly or through joint ventures, including forward purchase commitments, in the acquisition of raw land upon which we will develop and construct improvements at a fixed contract price. In any such projects we will be subject to risks relating to the builder's ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder's failure to perform may result in legal action by us to rescind the purchase or construction contract or to enforce the builder's obligations. Performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. Each of these factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects if they are not fully leased prior to the commencement of construction. Furthermore, the price we agree to for the land will be based on projections of rental income and expenses and estimates of construction costs as well as the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for the land and fail to achieve our forecast of returns due to the factors discussed above.

Delays in acquisitions of properties may have adverse effects on shareholder investments.

        Delays we encounter in the selection, acquisition and development of properties could adversely affect shareholders' returns. Where land is acquired prior to the start of construction, it will typically take 8 to 18 months to complete construction and lease available space. Therefore, shareholders could suffer delays in the payment of cash distributions attributable to those particular properties. Our articles of incorporation limit the amount we can invest in unimproved land to 10% of our total assets.

Uncertain market conditions and the broad discretion of our advisor relating to the future disposition of properties could adversely affect the return on shareholder investments.

        We expect to hold the various real properties in which we invest until such time as our advisor decides that a sale or other disposition is appropriate given our investment objectives. Our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except in the event of a liquidation of our properties in accordance with our articles of incorporation if we do not list our common stock, complete a sale or merger of Dividend Capital in a transaction which provides our shareholders with a combination of cash and/or securities of a publicly traded company or sell substantially all of our properties for cash or other consideration by February 2013. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure shareholders that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which shareholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

        Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our shareholders.

If we fail to make our debt payments, we could lose our investment in a property.

        Loans obtained to fund property acquisitions will generally be secured by first mortgages on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the common stock and the distributions payable to shareholders to be reduced. Certain of our existing and future indebtedness is and may be cross-collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.

Lenders may require us to enter into restrictive covenants relating to our operations.

        In connection with obtaining certain financing, a lender may impose certain restrictions on us which affect our ability to incur additional debt and our ability to make distributions to our shareholders. Loan documents we enter into may contain negative covenants which limit our ability to further mortgage the property, replace our advisor or impose other limitations.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

        Some of our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Costs of complying with governmental laws and regulations may adversely affect our income and the cash available for any distributions.

        All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

        Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of shareholders' investment.

If we sell properties and provide financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

        If we decide to sell any of our properties, we presently intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to shareholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our shareholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

        If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to shareholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

We may be unable to sell a property if or when we decide to do so.

        The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

        We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure shareholders that we will have funds available to correct such defects or to make such improvements.

        In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

If a sale and leaseback transaction is recharacterized, our financial condition could be adversely affected.

        We may enter into sale and leaseback transactions, where we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a customer, a transaction structured as a sale and leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business.

        If the sale and leaseback was recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the customer. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the customer for the amounts owed under the lease, with the claim arguably secured by the property. The customer/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. These outcomes could adversely affect our cash flow and the amount available for distributions to shareholders.

        If the sale and leaseback were recharacterized as a joint venture, we and our customer could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the customer relating to the property. The imposition of liability on us could adversely affect our cash flow and the amount available for distributions to our shareholders.

If our customers are highly leveraged, they may have a higher possibility of filing for bankruptcy or insolvency.

        Of our customers that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a customer may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues would be reduced and could cause us to reduce distributions to shareholders. We may have highly leveraged customers in the future.

We may acquire properties with "lock-out" provisions which may affect our ability to dispose of the properties.

        We may acquire properties that are subject to contractual "lock-out" provisions that could restrict our ability to dispose of the property for a period of time. Lock-out provisions could affect our ability to turn our investments into cash and could affect cash available for distributions to shareholders. Lock-out provisions could also impair our ability to take actions during the lock-out period that would otherwise be in the best interest of our shareholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist.

We depend on the efforts of key personnel.

        We depend on the performance of our executive officers. While suitable replacements may exist for these key personnel, the loss of their services or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions to shareholders.

RISKS ASSOCIATED WITH OUR PARTNERSHIP'S PRIVATE PLACEMENT

Our partnership's private placement subjects us to liabilities.

        Affiliates of our advisor have developed certain transaction structures that are designed to provide investors that own real property, either directly or indirectly through a limited liability company or a limited partnership, with the opportunity to receive limited partnership units in our partnership in exchange for their direct or indirect interests in such real property on a tax-deferred basis. These transactions depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of our partnership, we may be subject to liability, from litigation or otherwise, as a result of these transactions, including in the event an investor in these transactions fails to qualify for the desired tax advantage.

We have and may continue to acquire co-ownership interests in real property that are subject to certain co-ownership agreements which may affect our ability to operate or dispose of the property or our co-ownership interest.

        We have and may continue to acquire co-ownership interests, especially in connection with our partnership's private placement, such as tenancy-in-common interests in real property, that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose or our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to shareholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our shareholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the co-ownership agreements did not exist.

We may acquire interests in partnerships and limited liability companies that could subject us to additional liabilities.

        We will acquire partnership interests, especially in connection with our partnership's private placement, including general partnership interests, in partnerships that could subject us to the liabilities of our partnership.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

        We operate in a manner so as to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2003. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of our special tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT. This opinion was issued in connection with our third public offering. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel's review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that we will qualify as a REIT for any particular year.

        If we fail to qualify as a REIT in any taxable year for which a REIT election has been made, we would not be allowed a deduction for distributions paid to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our shareholders because of the additional tax liability to us for the years involved. As a result of the additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax, and we would not be compelled to make distributions under the Internal Revenue Code.

To qualify as a REIT, we must meet annual distribution requirements.

        To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Legislative or regulatory action could adversely affect our shareholders.

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

Recharacterization of transactions under our partnership's private placement may result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our shareholders.

        The Internal Revenue Service could recharacterize transactions under our partnership's private placement such that our partnership is treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by our partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our shareholders will be adversely affected.

Shareholders may have current tax liability on distributions they elect to reinvest in our common stock.

        If shareholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, shareholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to shareholders.

        Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a "prohibited transaction" will be subject to a 100% tax. In addition, we may not be able to make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to state and local taxes on our income or property, either directly or at the level of our partnership or at the level of the other companies through which we indirectly own our assets. In addition, any net taxable income earned directly by the taxable REIT subsidiary we utilize to hold fractional interests in certain of our properties will be subject to federal and state corporate income tax. Any federal or state taxes we pay will reduce our cash available for distribution to shareholders.

The opinion of Skadden, Arps, Slate, Meagher & Flom LLP regarding our status as a REIT does not guarantee our ability to remain a REIT.

        Our special tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, rendered its opinion upon commencement of our third public offering that, commencing with our taxable year ending December 31, 2003, we were organized in conformity with the requirements for qualification as a REIT and our actual and proposed method of operation has enabled and will enable us to meet the requirements for qualification and taxation as a REIT. This opinion is based upon our representations as to the manner in which we will be owned, invest in assets, and operate, among other things. The validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Accordingly, no assurances can be given that we will satisfy the REIT requirements in any one taxable year. Also, the opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents counsel's legal judgment based on the law in effect as of the date of the commencement of our third public offering, is not binding on the Internal Revenue Service, and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively.

If our partnership was classified as a "publicly traded partnership" under the Internal Revenue Code, our status as a REIT and our ability to pay distributions to our shareholders could be adversely affected.

        Our partnership is organized as a partnership for federal income tax purposes. Even though our partnership will not elect to be treated as an association taxable as a corporation, it may be taxed as a corporation if it is deemed to be a "publicly traded partnership." A publicly traded partnership is a partnership whose interests are traded on an established securities market or are considered readily tradable on a secondary market or the substantial equivalent thereof. We believe and currently intend to take the position that our partnership should not be classified as a publicly traded partnership because interests in our partnership are not traded on an established securities market, and our partnership should satisfy certain safe harbors which prevent a partnership's interests from being treated as readily tradable on an established securities market or substantial equivalent thereof. No assurance can be given, however, that the Internal Revenue Service would not assert that our partnership constitutes a publicly traded partnership, or that facts and circumstances will not develop which could result in our partnership being treated as a publicly traded partnership. If the Internal

Revenue Service were to assert successfully that our partnership is a publicly traded partnership, and substantially all of our partnership's gross income did not consist of the specified types of passive income, our partnership would be treated as an association taxable as a corporation and would be subject to corporate tax at the entity level. In such event, the character of our assets and items of gross income would change and would result in a termination of our status as a REIT. In addition, the imposition of a corporate tax on our partnership would reduce the amount of cash available for distribution to shareholders.

Foreign investors may be subject to FIRPTA tax on sale of common shares if we are unable to qualify as a "domestically controlled" REIT.

        A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure shareholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA tax unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

RETIREMENT PLAN RISKS

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in common stock.

        If shareholders are investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, they should satisfy themselves that:

  •
  They have analyzed to their satisfaction the question of whether their investment will not produce "unrelated business taxable income" for the plan or IRA;

  •
  Their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

  •
  Their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan's investment policy;

  •
  Their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

  •
  Their investment will not impair the liquidity of the plan or IRA;

  •
  Their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and\

  •
  They will be able to value the assets of the plan annually in accordance with ERISA requirements.

CONFLICTS OF INTEREST

Our advisor will face conflicts of interest relating to time management.

        Our advisor is currently pursuing other business opportunities with third parties. Managers of our advisor are currently engaged in other real estate activities, including acquisition and development of commercial and residential real estate in the United States and Mexico. We are not able to estimate the amount of time that the managers of our advisor will devote to our business. As a result, the managers of our advisor may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. We expect that as our real estate activities expand, our advisor may attempt to hire additional employees who would devote substantially all of their time to the business of Dividend Capital and its affiliates. However, there can be no assurance that our advisor will devote adequate time to our business activities.

Our advisor may face conflicts of interest relating to the purchase and leasing of properties.

        We may buy properties at the same time as other entities that are affiliated with our advisor are buying properties. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another entity affiliated with our advisor. We may acquire properties in geographic areas where other affiliates of our advisor own properties. If one of the entities affiliated with our advisor attracts a customer that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable customer.

Our advisor will face conflicts of interest relating to joint ventures.

        We may enter into joint ventures with third parties, including entities that are affiliated with our advisor, for the acquisition, development and improvement of properties. We may also purchase and develop properties directly or in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

        Actions by such a venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing shareholders' returns.

        Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to shareholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our venture partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes our risk related to fluctuating interest rates.

        Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and forecasted fixed rate debt issuances. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks as part of our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During 2004, such derivatives were used to hedge the variable cash flows associated with $150 million of forecasted issuances of debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        As of December 31, 2004, we had one treasury lock which had not been attributed to a specific debt issuance and was, therefore, subject to variability based upon market interest rates. We estimate the fair value of our treasury lock agreements by calculating the present value of the difference between the corresponding locked Treasury rate and the expected yield on the specific Treasury obligation referenced in the treasury lock agreement. Based upon this calculation, the liability associated with this hedge would increase approximately $1.2 million if the market interest rate of the referenced Treasury obligation were to decrease 10% (0.40%, based upon the prevailing market rate at December 31, 2004). Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. If the prevailing market interest rates relevant to our variable rate debt as of December 31, 2004, were to increase 10% (0.525%, based upon prevailing market rates at December 31, 2004), it would not have a material effect on the results of our operations.

        As of December 31, 2004, the estimated fair value of our debt was $143.0 million based on our estimate of the then current market interest rates.

ITEM 8. FINANCIAL STATEMENTS

DIVIDEND CAPITAL TRUST INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Management's Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003, and for the Period from Inception (April 12, 2002) to December 31, 2002
Consolidated Statements of Shareholder's Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2004 and 2003, and for the Period from Inception (April 12, 2002) to December 31, 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003, and for the Period from Inception (April 12, 2002) to December 31, 2002
Notes to Consolidated Financial Statements
Schedule III

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dividend Capital Trust Inc.:

        We have audited the accompanying consolidated balance sheets of Dividend Capital Trust Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss, and cash flows for the years ended December 31, 2004 and 2003, and the period from inception (April 12, 2002) to December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Trust Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and the period from inception (April 12, 2002) to December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dividend Capital Trust Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 16, 2005

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        We acquired seventy-two real estate properties during 2004 that management excluded from its assessment of the effectiveness of Dividend Capital Trust Inc.'s internal control over financial reporting. As a result, management excluded the operations related to these properties, that had revenues totaling $15,965,524 and non-real estate assets totaling $8,656,457, included in the consolidated financial statements of Dividend Capital Trust Inc. and subsidiaries, as of and for the year ended December 31, 2004. The excluded property operations were acquired in the following individual acquisitions:

  Eastgate
  Newpoint I
  MassPrim
  Bondesen, Beltway, Rittiman Business Parks
  Eagles Landing and SouthCreek I, II and III
  AREP
  Memphis Trade Center
  Trade Pointe III
  Interpark 70
  RN Portfolio
  Cypress Park East
  Bayside Distribution
  Norcross Facilities
  Sky Harbor Transit Center
  C & L Facilities
  Foothills Business Center

        Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this annual report and has issued an attestation report on management's assessment of our internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dividend Capital Trust Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dividend Capital Trust Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dividend Capital Trust Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Dividend Capital Trust Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Dividend Capital Trust Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Dividend Capital Trust Inc. acquired seventy-two real estate properties during 2004 that management excluded from its assessment of the effectiveness of Dividend Capital Trust Inc.'s internal control over financial reporting. As a result, management excluded the operations related to these properties, that had revenues totaling $15,965,524 and non-real estate assets totaling $8,656,475, included in the consolidated financial statements of Dividend Capital Trust Inc. and subsidiaries, as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Dividend Capital Trust Inc. also excluded an evaluation of the internal control over financial reporting of these seventy-two real estate properties. The excluded property operations were acquired in the following individual acquisitions:

  Eastgate
  Newpoint I
  MassPrim
  Bondesen, Beltway, Rittiman Business Parks
  Eagles Landing and SouthCreek I, II, and III
  AREP
  Memphis Trade Center
  Trade Pointe III
  Interpark 70
  RN Portfolio
  Cypress Park East
  Bayside Distribution
  Norcross Facilities
  Sky Harbor Transit Center
  C & L Facilities
  Foothills Business Center

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dividend Capital Trust Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss, and cash flows for the years ended December 31, 2004 and 2003, and the period from inception (April 12, 2002) to December 31, 2002, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
March 16, 2005

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2004	2003
ASSETS
Land	$120,054,674	$17,380,389
Buildings and improvements	572,284,194	120,062,846
Intangible lease asset	61,724,701	14,402,878
Less accumulated depreciation and amortization	(21,862,036)	(1,212,762)

Net Investment in Real Estate	732,201,533	150,633,351
Cash and cash equivalents	23,520,267	4,076,642
Restricted cash	5,414,224	525,383
Notes receivable	4,238,700	—
Deferred loan costs, net	5,406,882	222,344
Deferred acquisition costs and deposits	7,156,477	485,237
Straight-line rent and other receivables	5,704,063	140,297
Other assets	1,166,124	524,282

Total Assets	$784,808,270	$156,607,536

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,302,922	$1,179,871
Dividends payable	9,737,171	1,473,944
Tenant prepaids and security deposits	4,038,534	515,139
Other liabilities	2,842,538	982,993
Intangible lease liability, net	5,518,657	1,434,548
Line of credit	4,000	1,000,000
Mortgage notes	142,754,768	40,500,000
Financing obligations	32,394,877	2,695,696

Total Liabilities	203,593,467	49,782,191
Minority interest	1,000	1,000
Shareholders' Equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 67,719,883 and 12,470,400 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively	677,199	124,704
Additional paid-in capital	611,440,163	108,816,615
Distributions in excess of earnings	(26,635,877)	(2,116,974)
Accumulated other comprehensive loss	(4,267,682)	—

Total Shareholders' Equity	581,213,803	106,824,345

Total Liabilities and Shareholders' Equity	$784,808,270	$156,607,536

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Operations

			For the Period From Inception (April 12, 2002) to December 31, 2002
	For the Year Ended December 31,
	2004	2003
REVENUE:
Rental revenue	$28,625,448	$2,289,074	$—
Other real estate income	6,052,863	356,019	—
Interest income	874,871	61,364	155

Total Revenue	35,553,182	2,706,457	155
EXPENSES:
Real estate taxes	3,829,904	231,158	—
Other operating expenses	3,374,821	135,492	—
Depreciation and amortization expense	19,273,357	1,195,330	—
Interest expense	5,977,888	385,424	—
General and administrative expenses	2,371,591	411,948	212,867
Asset management fees, related party	1,525,194	—	—

Total Expenses	36,352,755	2,359,352	212,867

Net income (loss) before minority interest	(799,573)	347,105	(212,712)
Minority Interest	—	—	200,000

Other Income:
Gain on hedging activities	544,561	—	—

Total Other Income	544,561	—	—

NET INCOME (LOSS)	$(255,012)	$347,105	$(12,712)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	37,907,838	3,987,429	200

Diluted	37,927,838	4,007,429	200

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.01)	$0.09	$(63.56)

Diluted	$(0.01)	$0.09	$(63.56)

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit)

and Other Comprehensive Loss

For the Years Ended December 31, 2004 and 2003, and for the Period

From Inception (April 12, 2002) to December 31, 2002

	Common Shares				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Distributions in Excess of Earnings		Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance at period of Inception (April 12, 2002)	—	—	—	—	—	—
Net loss	—	—	—	(12,712)	—	(12,712)
Issuance of common stock, net of offering costs	200	2	1,998	—	—	2,000

Balances at December 31, 2002	200	2	1,998	(12,712)	—	(10,712)

Net income	—	—	—	347,105	—	347,105
Issuance of common stock, net of offering costs	12,470,200	124,702	108,811,836	—	—	108,936,538
Amortization of stock options	—	—	2,781	—	—	2,781
Dividends on common shares	—	—	—	(2,451,367)	—	(2,451,367)

Balances at December 31, 2003	12,470,400	$124,704	$108,816,615	$(2,116,974)	$—	$106,824,345

Comprehensive loss:
Net loss	—	—	—	(255,012)	—	(255,012)
Net unrealized change in cash flow hedging derivative	—	—	—	—	(4,267,682)	(4,267,682)

Comprehensive loss	—	—	—	(255,012)	(4,267,682)	(4,522,694)
Issuance of common stock, net of offering costs	55,463,771	554,638	504,698,665	—	—	505,253,303
Redemption of common stock	(214,288)	(2,143)	(2,081,009)	—	—	(2,083,152)
Amortization of stock options	—	—	5,892	—	—	5,892
Dividends on common shares	—	—	—	(24,263,891)	—	(24,263,891)

Balances at December 31, 2004	67,719,883	$677,199	$611,440,163	$(26,635,877)	$(4,267,682)	$581,213,803

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For the Period From Inception (April 12, 2002) to December 31, 2002
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(255,012)	$347,105	$(12,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Real estate depreciation and amortization	19,273,357	1,220,929
Other depreciation and amortization	1,364,932	—
Increase in other assets	(2,925,197)	(222,099)	(5,810)
Gain on hedging activities	(544,561)	—	—
Increase in accounts payable and accrued expenses, and other liabilities	4,538,570	353,853	79,500
Minority interest	—	—	(200,000)

Net cash provided by (used in) operating activities	21,452,089	1,699,788	(139,022)

INVESTING ACTIVITIES:
Real estate investments	(548,478,158)	(149,601,934)	—
Increase in restricted cash	(4,854,224)	—	—
Increase in deferred acquisition costs	(4,921,644)	(485,237)	—
Increase in notes receivable and equity investments	(4,314,000)	—
Master lease payments	2,531,910	138,943	—

Net cash used in investing activities	(560,036,116)	(149,948,228)	—

FINANCING ACTIVITIES:
Proceeds on line of credit	104,404,000	9,000,000	—
Payments on line of credit	(105,400,000)	(8,000,000)	—
Proceeds from mortgage notes	55,000,000	51,850,000	—
Principal payments on mortgage notes	(882,514)	(11,350,000)	—
Proceeds from financing obligations	29,940,479	2,695,696	—
Principal payments on financing obligations	(139,025)	—	—
Increase in deferred loan costs	(7,710,555)	(250,412)	—
Proceeds from subscription of common shares	—	—	(681,890)
Proceeds from sale of common shares	547,751,582	124,139,265	2,000
Offering costs for issuance of common shares, related party	(52,601,211)	(14,846,022)	—
Decrease (increase) in advance for offering costs, related party	—	52,923	(52,923)
Proceeds from issuance of Partnership Units to related party	—	—	200,000
Proceeds from issuance of Special Units to related party	—	—	1,000
Redemption of common stock	(2,083,152)	—	—
Increase in restricted cash	(560,000)	—	681,890
Settlement of hedges	(2,182,243)	—	—
Distributions to common shareholders	(7,509,709)	(977,423)	—

Net cash provided by financing activities	558,027,652	152,314,027	150,077

NET INCREASE IN CASH AND CASH EQUIVALENTS	$19,443,625	$4,065,587	$11,055
CASH AND CASH EQUIVALENTS, beginning of period	$4,076,642	$11,055	$—

CASH AND CASH EQUIVALENTS, end of period	$23,520,267	$4,076,642	$11,055

Supplemental Disclosures of Cash Flow Information
Cash paid for interest expense	$4,740,214	$344,268	$—
Assumption of secured debt in connection with real estate acquired	$45,618,952	$—	$—
Amount issued pursuant to the distribution reinvestment plan	$8,490,955	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

        Dividend Capital Trust Inc., was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate customers. We have qualified as a real estate investment trust ("REIT") for federal tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT ("UPREIT") under which substantially all of our current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (our partnership), a Delaware limited partnership and certain wholly owned subsidiaries of our partnership. As used herein, "Dividend Capital", "we" and "us" refer to Dividend Capital Trust Inc. and its consolidated subsidiaries except where the context otherwise requires.

        Our day to day activities are managed by Dividend Capital Advisors LLC (our advisor), an affiliate, under the terms and conditions of an advisory agreement. Our advisor is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of a dealer manager agreement, Dividend Capital Securities LLC (the "Dealer Manager") serves as the dealer manager of our public offerings. The Dealer Manager is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. Our advisor and the Dealer Manager receive compensation and fees for services relating to our offering and for the investment and management of our assets (see "Note 13—Related Party Transactions").

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        Our financial statements and the financial statements of our subsidiaries are consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain items in the consolidated financial statements for 2003 and 2002 have been reclassified to conform with the current year presentation.

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

Investment in Real Estate

        We capitalize direct costs associated with the acquisition, development or improvement of real estate, including acquisition fees paid to our advisor. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned.

        Upon acquisition, the total cost of a property is allocated to land, building, land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141,"Business Combinations" ("SFAS No. 141"). The allocation of the total cost to land, building, land improvements and tenant improvements is based on our estimate of their fair value based on all available information such as appraisals, property condition reports and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition should be recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue. Aggregate amortization expense for amortizing intangible assets was approximately $6,448,000 and $430,000 for the years ended December 31, 2004, and 2003, respectively. Estimated net amortization for the next five years is: $15,607,981 in 2005, $11,536,375 in 2006, $8,008,679 in 2007, $6,299,622 in 2008, and $3,174,437 in 2009.

        Real estate, including land, building, land improvements, tenant improvements and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense is computed on a straight-line basis over the estimated useful lives as follows:

Description	Depreciable Life
Land	Not depreciated
Buildings	40 years
Building and land improvements	20 years
Tenant improvements and lease commissions	Term of lease
Intangible lease assets and liabilities	Average term of leases for property
Above/below market rent assets/liabilities	Tenant Lease

        Maintenance and repairs expenditures are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization will be removed from the accounts and the resulting gain or loss will be reflected in operations in the period in which such sale or retirement occurs.

Cash and Cash Equivalents.

        Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash

        Restricted cash includes cash held in escrow in connection with property acquisitions, utility deposits, real estate tax payments, issuance of mortgage debt and collateral for hedging instruments.

Long-lived Assets

        Long-lived assets to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value.

Notes Receivable

        Notes receivable consists of amounts contributed as part of a strategic relationship entered into by us to acquire properties from a third-party national real estate developer (see Note 8—Notes Receivable).

Debt

        Debt consists of fixed rate secured mortgage debt and a secured revolving credit facility. The fixed rate secured mortgage debt includes a premium, net of accumulated amortization, of $2.5 million as of December 31, 2004.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and net unrealized change in cash flow hedging derivatives, which were approximately $(255,000) and $(4.3) million, respectively, as of December 31, 2004. We report comprehensive income (loss) in our condensed consolidated statement of shareholders' equity. Amounts reported in accumulated other comprehensive income (loss) related to settled and assigned hedging transactions will be amortized to interest expense over the life of our hedged debt issuance(s). Changes in the fair value of unsettled hedging transactions are reflected in accumulated other comprehensive income. Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions are reported on our statements of operations. During 2004, we recorded a gain of $544,561 related to ineffectiveness on our hedging activities (see Note 14—Hedging Activities).

Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative. Derivatives used to hedge our exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk are considered "fair value" hedges. Derivatives used to hedge our exposure to variability in expected future interest payments, or other types of forecasted transactions, are considered "cash flow" hedges.

        As of December 31, 2004, no derivatives were designated as "fair value" hedges. For derivatives designated as "cash flow" hedges, the changes in the fair value of the derivative that represent changes in expected future cash flows that are effectively hedged by the derivative are initially reported in other comprehensive income on the balance sheet (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the hedge is recognized in other comprehensive income and amortized over the term of designated cash flow or transaction the derivative was intended to hedge. Any change in value of the derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as "cash flow" hedges.

        Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use treasury locks as part of our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During 2004, such derivatives were used to hedge the variability in future interest expense associated with forecasted issuances of debt.

Revenue Recognition

        We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers that we expect to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the twelve months ended December 31, 2004 and 2003, the total increase to rental revenues due to straight line rent adjustments were $2.1 million and $85,000 respectively. There were no straight-line adjustments during the twelve months ended December 31, 2002.

        In connection with property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the years ended December 31, 2004 and 2003, the total net increase (decrease) to rental revenues due to the amortization of above and below market rents was $(840,000) and $5,000 respectively. There was no amortization of above and below market rents during the twelve months ended December 31, 2002.

        In connection with certain property acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue. For the years ended December 31, 2004 and 2003, the total master lease payments received were approximately $2.5 million and $139,000, respectively. There were no master lease payments received during the twelve months ended December 31, 2002.

Stock-Based Compensation

        We have a stock-based employee compensation plan and an independent director compensation plan. We account for these plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and its related interpretations. On July 1, 2004, 20,000 options were issued to our independent directors. As of December 31, 2004 and 2003, we had 60,000 and 40,000 options outstanding, respectively under the Director Stock Option Plan. As of December 31, 2004, and 2003, 107,500 and no options had been granted under the Employee Stock Option Plan, respectively. There were no options outstanding under both the Director Stock Option Plan and the Employee Stock Option Plan during the twelve months ended December 31, 2002. Options granted under both the Director Stock Option Plan and the Employee Stock Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expenses on the accompanying consolidated statements of operations.

Interest and Other Income

        Interest and other income consists primarily of interest income on cash balances and notes receivable and gains on hedging transactions.

Basic and Diluted Net Income per Common Share

        Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of limited partnership units for common shares.

Note 3—Real Estate

        The following table describes the properties that we owned as of December 31, 2004 and 2003, respectively.

	As of December 31,
	2004		2003
	Number of Buildings	Total Cost(1)	Number of Buildings	Total Cost(1)
Atlanta(2)	18	$147,660,147	—	$—
Boston	5	27,059,198	—	—
Chicago	1	11,369,570	1	11,369,570
Cincinnati	7	78,925,147	3	26,241,585
Dallas	18	93,033,056	3	40,788,126
Denver	1	8,949,122	—	—
Houston	21	83,956,543	1	8,596,926
Indianapolis(2)	1	15,139,213	1	15,653,875
Los Angeles	4	32,743,856	1	9,791,928
Louisville	2	18,350,820	—	—
Memphis(2)	3	39,558,525	2	14,920,431
Nashville	3	59,340,369	1	24,483,671
Orlando	2	15,687,080	—	—
Phoenix	13	79,195,211	—	—
San Antonio	2	7,724,491	—	—
San Francisco	5	35,371,221	—	—

Total	106	$754,063,569	13	$151,846,112

(1)
Represents historical costs pursuant to GAAP as of the period indicated including amounts received pursuant to master leases as more fully described in "Note 2—Summary of Significant Accounting Policies" and acquisition fees paid to our advisor. Acquisition fees paid to our advisor totaled $6.4 million and $4.4 million in 2004 and 2003, respectively.

(2)
Pursuant to our partnership's private placement (see "Note 7—Private Placement Memorandum"), fractional interests in certain of the buildings in these markets have been sold to unrelated third parties and leased back to our partnership. In accordance with GAAP, 100% of the cost and associated results of operations of these properties continue to be included in our financial statements. Third party ownership of these properties totaled $32.6 million and $2.7 million as of December 31, 2004 and 2003, respectively and is reflected as a financing obligation in the accompanying consolidated balance sheets.

        The following table summarizes our acquisition activity for the years ended December 31, 2004 and 2003, respectively. Each of the transactions listed was purchased from unaffiliated third parties under terms negotiated by our advisor.

Transaction	Date	Number of Markets	Number of Buildings	Approximate Total Acquisition Cost(1)
2004 Acquisitions:
Eastgate	3/19	1	1	$14,796,664
Newpoint I	3/31	1	1	15,051,295
MassPrim	5/03	2	2	14,875,607
Bondesen, Beltway, Rittiman Business Parks(2)	6/03	2	13	50,817,159
Eagles Landing & SouthCreek I, II & III(2)	6/08 / 9/21	1	4	53,048,730
AREP(3)	6/08 / 6/29	2	4	67,941,804
Memphis Trade Center	6/22	1	1	24,859,076
Trade Pointe III	9/28	1	1	8,259,775
Interpark 70	9/30	1	1	8,949,122
RN Portfolio(2)	10/01	6	53	238,897,395
Cypress Park East	10/22	1	2	15,681,760
Bayside Distribution	11/03	1	2	22,128,638
Norcross Facilities	11/05	1	2	17,708,926
Sky Harbor Transit Center	11/24	1	1	10,131,396
C&L Facilities	12/03	2	2	19,016,457
Foothills Business Center	12/9	1	3	22,426,545

Total 2004 Acquisitions		8	93	$604,590,349

2003 Acquisitions:
Bridgestone/Firestone	6/9	1	1	$24,483,672
Chickasaw	7/22	1	2	14,977,799
Rancho	10/16	1	1	9,838,394
Mallard Lake	10/29	1	1	11,369,570
West by Northwest	10/30	1	1	8,596,927
Park West	12/15	1	3	26,241,585
Pinnacle	12/15	1	2	29,441,260
DFW	12/15	1	1	11,372,841
Plainfield I	12/22	1	1	15,663,010

Total 2003 Acquisitions		8	13	$151,985,058

Total Acquisition Activity		16	106	$756,575,407

(1)
Includes purchase price, closing costs and acquisition fees paid to our advisor.

(2)
These notable acquisitions are more fully described below this table.

        We account for the acquisition of properties in accordance with SFAS No. 141 which requires that the total cost of property acquisitions be allocated to identifiable tangible and intangible assets. The following table describes the allocation of our portfolio to these assets and liabilities as of December 31, 2004.

	As of December 31, 2004
	2004 Acquisitions		2003 Acquisitions		Total
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Land	102,674,285	17.2%	17,380,389	11.6%	120,054,674	16.0%
Land Improvements	46,068,215	7.7%	7,105,857	4.8%	53,174,072	7.1%
Building	347,084,236	58.0%	105,119,212	70.5%	452,203,448	60.5%
Tenant Improvements	58,947,166	9.8%	7,794,843	5.2%	66,742,009	8.9%
Tenant Leasing Costs	83,527	0.0%	81,138	0.1%	164,665	0.0%
Intangible Assets	40,396,941	6.7%	11,024,084	7.4%	51,421,025	6.9%
Above Mkt. Rent	8,152,369	1.4%	2,151,307	1.4%	10,303,676	1.4%
Below Mkt. Rent	(4,620,273)	(0.8)%	(1,460,136)	(1.0)%	(6,080,409)	(0.8)%

Total	598,786,466	100.0%	149,196,694	100.0%	747,983,160	100.0%

Notable Acquisitions

Bondesen, Beltway and Rittiman Business Parks

        On June 3, 2004, we acquired 13 distribution facilities comprising 798,412 square feet. Seven of these facilities comprise 364,803 square feet and are located in the Bondesen Business Park in Houston, Texas. These facilities include three distribution centers and four service centers. An additional four facilities comprise 261,559 square feet and are located in the Beltway 8 Business Park in Houston, Texas. These facilities consist of two distribution centers and two service centers. Another two facilities comprise 172,050 square feet and are located in the Rittiman Business Park in San Antonio, Texas. These facilities consist of distribution centers. We purchased the facilities from an unaffiliated third party for a total cost, including acquisition costs, of approximately $50.8 million.

Eagles Landing & SouthCreek I, II & III

        On June 8, 2004 and on September 21, 2004, we purchased four distribution facilities comprising 1,761,874 square feet. Three facilities comprise 1,256,874 square feet and are located in Fairburn, Georgia, a submarket of Atlanta. The other facility comprises 505,000 square feet and is located in Stockbridge, Georgia, also a submarket of Atlanta. Upon expiration of its lease on August 1, 2004, a customer occupying 400,704 square feet relocated from SouthCreek Distribution Center I to SouthCreek Distribution Center III. Effective August 1, 2004, the vacated facility is under a master lease agreement whereby the seller is obligated to pay monthly rent until the earlier of July 31, 2004 or the commencement of rent from a new customer. We purchased the facilities from an unaffiliated third party for a total cost, including acquisition costs, of approximately $53.0 million.

AREP

        On June 8, 2004, and on June 29, 2004, we purchased four facilities comprising 1,719,912 square feet. Three distribution facilities comprising 1,199,912 square feet are located in Hebron, Kentucky, a submarket of Cincinnati. The remaining distribution facility comprising 520,000 is located in La Vergne, Tennessee, a sub-market of Nashville. In conjunction with the purchase of these facilities, we assumed mortgage debt of approximately $41.7 million. We purchased the facilities from an unaffiliated third party for a total cost, including acquisition costs, of approximately $67.9 million.

RN Portfolio

        On October 1, 2004, we acquired 53 distribution facilities comprising 4,890,753 square feet located in the following six markets: Atlanta, Boston, Dallas, Houston, Phoenix and San Francisco. As of December 31, 2004, this portfolio was 85.1% leased to over 100 customers. Of the approximate 727,000 square feet of vacant space, 471,652 square feet or approximately 10% of this portfolio is under master lease agreements whereby the sellers have leased back this space for a period of 9 to 12 months or until the space is leased to a customer, whichever is sooner. We purchased these facilities from an unaffiliated third party for a total cost, including acquisition costs of $238.9 million.

Note 4—Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2004, were as follows:

Year ending December 31,
2005	$57,857,541
2006	48,056,009
2007	42,264,031
2008	32,708,706
2009	24,349,790
Thereafter	52,345,733

Total	$257,581,810

        The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements. This schedule includes payments to be received under master lease agreements; however the receipt of these payments will be recorded as an adjustment to the basis of the property rather than rental revenue.

Note 5—Debt

        As of December 31, 2004 and 2003, debt consisted of the following:

			Outstanding Balance as of December 31,
Lender	Stated Interest Rate	Effective Interest Rate(4)
			2004	2003
Secured mortgage debt:
New York Life	5.00%	5.00%	$39,953,415	$40,500,000
Principal(1)	7.21%	4.81%	11,570,162	—
Principal(1)	7.08%	4.81%	17,174,107	—
Prudential(1)	6.40%	6.09%	12,700,000	—
Principal(1)	6.22%	4.18%	3,838,755	—
ING Investment Management(2)	5.31%	5.34%	55,000,000	—

Weighted-average/totals(3)	5.72%	5.17%	140,236,439	40,500,000

Fair value premium, net of amortization			2,518,329	—

Carrying value of debt			$142,754,768	$40,500,000

Secured revolving credit facility:
JP Morgan	5.25%	5.25%	$4,000	$1,000,000

(1)
These mortgages were assumed in conjunction with the acquisition of properties and pursuant to SFAS No. 141 (see "Note 2—Summary of Significant Accounting Policies") the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

(2)
We entered into a treasury lock hedging transaction in conjunction with these notes. Pursuant to SFAS No. 133 (see "Note 2—Summary of Significant Accounting Policies"), the fair value of these hedging instruments will be amortized to interest expense over the life of the notes.

(3)
Weighted-average interest rates are based upon outstanding balances as of December 31, 2004.

(4)
Reflects the impact to interest rates of GAAP adjustments for purchase price allocation and hedging transactions. These rates do not reflect the impact of other interest expense items such as fees and the amortization of loan costs.

        In December 2004, we issued $55 million of secured, non-recourse debt. The debt has a stated fixed interest rate of 5.31% and matures in 2015. The underlying notes require monthly payments of interest only for one year and monthly payments of principal and interest thereafter. In December 2003, we issued $40.5 million of secured, non-recourse debt with a fixed interest rate of 5.00%, maturing in September 2011 and requiring monthly payments of principal and interest. During 2004, in conjunction with the acquisitions of Parkwest A, B and G, Mid-South Logistics Center V and Sky Harbor Transit Center (See "Note 3—Real Estate"), we assumed five secured, non-recourse notes totaling $45.6 million with stated interest rates ranging from 6.22% to 7.21%. All of these notes bear interest at a fixed rate and require monthly payments of principal and interest. They have maturity dates ranging from 2007 to 2012. Pursuant to SFAS No. 141, the difference between the fair value and face value of these notes at the date of acquisition resulted in a premium of approximately $2.9 million, which will be amortized to interest expense over the remaining life of the underlying notes.

        In October 2003, we entered into a $50.0 million secured revolving credit facility with JP Morgan Securities (formerly BankOne). In February 2004, the credit facility was amended and restated into a syndicated credit facility maturing in February 2007 and expanded commitments were received in July 2004 to reach its current capacity of $225.0 million. The credit facility currently bears interest at either LIBOR plus 1.125% to 1.500%, depending upon the level of our leverage, or, at our election, the prime rate and is subject to an annual 0.250% facility fee. This credit facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverage and consolidated leverage.

        As of December 31, 2004, the total historical cost of all of our properties was approximately $754.1 million and the total historical cost of all properties securing our fixed rate mortgage debt and secured credit facility was approximately $310.6 million and $237.7 million, respectively. Our debt has various covenants and management believes it was in compliance with all of these covenants at December 31, 2004.

        The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums as of December 31, 2004.

Year	Fixed Rate Mortgage Debt	Secured Credit Facility	Total
2005	$1,379,088	$—	$1,379,088
2006	2,596,045	—	2,596,045
2007	2,837,480	4,000	2,841,480
2008	28,793,359	—	28,793,359
2009	2,306,402	—	2,306,402
2010	2,432,415	—	2,432,415
2011	37,407,982	—	37,407,982
2012	16,307,309	—	16,307,309
2013	1,563,727	—	1,563,727
2014	1,648,811	—	1,648,811
Thererafter	42,963,821	—	42,963,821

Total	$140,236,439	$4,000	$140,240,439

Note 6—Public Offering

Public Offerings

        On April 15, 2002, we filed an S-11 registration statement with the Securities and Exchange Commission covering our first public offering of our common stock. The registration statement was declared effective on July 17, 2002 and we received approval of our offering in all 50 states in December 2002. The common stock was being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The registration statement also covered up to 4,000,000 shares available pursuant to our distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants issued to the Dealer Manager for a price of $.001 per share for every 25 shares sold. Until we received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors. In April of 2004, we completed our first public offering and sold 24,998,691 shares of our common stock for gross proceeds of approximately $249.2 million.

        Our second offering began immediately following the completion of the initial offering. The second registration statement was filed on February 27, 2004, and was declared effective on April 16, 2004. The registration statement offered common stock at a price of $10 per share for a maximum of 30,000,000 shares. The registration statement also covered up to 10,000,000 shares available pursuant to our distribution reinvestment plan as well as up to 1,200,000 shares issuable upon the exercise of warrants sold to the Dealer Manager for a price of $.001 per share for every 25 shares sold. In October of 2004, we completed our second public offering and sold 29,997,723 shares of our common stock for gross proceeds of approximately $299.0 million

        Our third offering began immediately following the completion of the second offering. The third registration statement was filed on June 28, 2004, and was declared effective on October 18, 2004. The registration statement offers common stock at a price of $10.50 per share for a maximum of 40,000,000 shares. The third registration statement also covers up to 13,000,000 shares available pursuant to our distribution reinvestment plan. As of December 31, 2004, we had sold 11,990,577 shares pursuant to our third public offering for gross proceeds of $125.5 million.

        As of December 31, 2004, 67,719,883 common shares were issued and outstanding. As disclosed in each prospectus, the net proceeds from the sale of these securities were transferred to our partnership on a one-for-one basis for limited partnership units. During 2005, we will continue to sell shares under the third public offering and potential follow-on offerings, providing capital primarily for acquisitions. We may also continue to obtain debt financing or may cause our partnership to issue limited partnership interests to help fund property acquisitions.

Note 7—Partnership's Private Placement

        Affiliates of our advisor have developed certain transaction structures that are designed to provide investors that own real property, either directly or indirectly, with the opportunity to receive limited partnership units in our partnership (the "DCX Units") in exchange for real property on a tax-deferred basis. The transaction structures generally involve an exchange of the property owned by the investors for a replacement property (or an undivided interest therein) identified by us in a like-kind exchange transaction under Section 1031 of the Internal Revenue Code. Such property identified by us is 100% leased indirectly by our partnership and that lease contains purchase options whereby our partnership has the right to acquire the property from the investors at a later point in time in exchange for DCX units under section 721 of the Internal Revenue Code. Each DCX Unit is intended to be the substantial economic equivalent of one share of our common stock, and each investor who receives DCX Units may redeem them for shares of our common stock, or at our option, for cash.

        Our partnership will pay certain up-front fees and reimburse certain related expenses to our advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the "Facilitator") for raising capital through such transactions. Our advisor is obligated to pay all of the offering and marketing-related costs associated with the private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through the private placement. In addition, our partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of the gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to the participating broker dealers. Our partnership pays an intellectual property licensing fee to the Facilitator, an affiliate of our advisor, of up to 1.5% of the gross equity proceeds raised through the private placement.

        During the twelve months ended December 31, 2004, and 2003, we raised $29.9 million and $2.7 million from the sale of undivided interests in four buildings, which is included in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98 "Accounting for Leases" ("SFAS No. 98"). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreements are recognized as interest expense using the interest method. In addition, the lease agreements each provide for a purchase option whereby our partnership may purchase each undivided interest after a certain period of time in exchange for DCX Units.

        During the twelve months ended December 31, 2004, and 2003, we incurred approximately $750,000 and $15,000 of rental expense under various lease agreements with these third party investors. A portion of such amounts were accounted for as a reduction of the principal outstanding balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying consolidated financial statements. The various lease agreements in place as of December 31, 2004, contain expiration dates ranging from November 2013, to July, 2019. The following table sets forth the five year, future minimum rental payments due to third parties under the various lease agreements:

Year Ended December 31,	Future Minimum Rental Payments
2005	$2,243,724
2006	3,518,026
2007	3,493,168
2008	3,363,775
2009	3,232,299
Thereafter	9,795,806

Total	$25,646,798

        During the twelve months ended December 31, 2004, and 2003, our partnership incurred upfront costs of approximately $2.6 and $0.2 million payable to our advisor and other affiliates for affecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our partnership elects to exercise any purchase option as described above and issue DCX Units, the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be recorded against shareholders' equity as a selling cost of the DCX Units. If our partnership does not elect to exercise any such purchase option, the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be considered in the calculation of a gain or loss on the sale of real estate.

Note 8—Notes Receivable

        On March 26, 2004, we entered into a strategic relationship with Panattoni Investments, LLC ("Panattoni") pursuant to which we have committed to fund up to $15 million into various development projects. On March 26, 2004, in connection with properties to be developed in Plainfield, a sub-market of Indianapolis, we made our initial contribution of cash in exchange for notes receivable. We have since made subsequent contributions in connection with a property to be developed in Riverside, a sub-market of Los Angeles, and the Plainfield properties. In total, we have contributed $4,314,000 in exchange for three notes receivable referred to as the Plainfield (comprised of two notes) and Riverside notes. In addition to the 9.5% interest earned on these notes, we obtained certain acquisition rights to the underlying properties being developed. We have also obtained with respect to each development project an option that gives us the right to purchase an equity interest in the entity owning the underlying property. This equity interest may be up to 5% of the total amount of the principal note balance outstanding at the time of contribution. On December 31, 2004, we exercised this option on the Riverside note and converted $75,300 of the principal outstanding balance of the note to an equity interest in the entity owning the development project. We have recognized a total of $267,498 in interest revenue through December 31, 2004 from the aggregate notes receivable. All costs associated with executing these notes have been capitalized as deferred loan costs and are included in other assets on the accompanying consolidated balance sheet. Such costs are amortized as a reduction in interest income over the average term of the outstanding notes receivable. The following table further describes these notes and the respective maturity date on which the outstanding principal balances are due in full as balloon payments.

Project	December 31, 2004	Maturity Date
Plainfield	$2,808,000	07/26/07 & 01/26/08
Riverside	1,430,700	09/03/07

Total	$4,238,700

Note 9—Shareholder's Equity

Preferred Shares

        Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred shareholders shall never exceed the voting rights of common shareholders. As of December 31, 2004 and 2003, we had no outstanding shares of preferred stock.

Shares-in-Trust

        Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2004 and 2003, we had no outstanding shares-in-trust.

Common Shares

        The holders of our common stock are entitled to one vote per share on all matters voted on by shareholders, including election of our directors. The articles of incorporation do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding common shares can elect our entire board of directors. Subject to any preferential rights of any outstanding series of our preferred stock and to the distribution of specified amounts upon liquidation with respect to shares-in-trust, the holders of our common stock are entitled to such distributions as may be declared from time to time by our board of directors out of legally available funds and, upon liquidation, are entitled to receive all assets available for distribution to shareholders. All shares issued in our public offering will be fully paid and non-assessable shares of common stock. Holders of shares of our common stock will not have preemptive rights. As of December 31, 2004, 2003 and 2002, we had 67,719,883, 12,470,400 and 200 shares of common stock outstanding, respectively.

Note 10—Minority Interest

        Minority interest consists of the following as of December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003	December 31, 2002
Limited partnership units	$—	$—	$—
Limited Partner special units	1,000	1,000	1,000

Total	$1,000	$1,000	$1,000

Limited Partnership Units

        At December 31, 2004, our partnership was approximately 99.9% owned by Dividend Capital and 0.1% by our advisor. Limited partnership units are redeemable at the option of the unit holder. Our partnership has the option of redeeming the limited partnership units with cash or with common shares. At inception (April 12, 2002), our partnership issued 20,000 limited partnership units to our advisor for gross proceeds of $200,000. The allocation of net loss to the limited partnership unit holders for the period ended December 31, 2002, had reduced the minority interest balance to zero. The excess loss attributable to the minority interest will be applied to future income attributable to the minority interest.

Limited Partnership Special Units

        During 2002, our partnership issued 10,000 Special Units to an affiliate of our advisor for consideration of $1,000. The holders of Special Units do not participate in the profits and losses of our partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular partnership interests in aggregate have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by our partnership upon the disposition of our partnership's assets.

Note 11—Stock Option Plans and Warrants

Stock Option Plans

        We have adopted an independent director stock option plan which we will use in an effort to attract and retain qualified independent directors (the "Independent Director Option Plan"). We granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan upon the sale of 200,000 shares in our initial public offering. In addition, we intend to issue options to purchase 5,000 shares to each independent director then in office on the date of each annual shareholder's meeting. A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan. Options may not be granted under the Independent Director Option Plan at any time when the grant would cause the total number of options outstanding under the Independent Director Option Plan and the Employee Option Plan (defined below) to exceed 10% of our issued and outstanding shares. The exercise price for options to be issued under the Independent Director Option Plan shall be the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. There were no options outstanding under the Independent Director Option Plan during 2002. As of December 31, 2004 and 2003, there were 60,000 and 40,000 options outstanding, respectively, under the Independent Director Option Plan. These options were valued using the Black-Scholes option-pricing model ("Black Scholes") with the following assumptions: 2004—expected dividend yield of 6.40%, risk-free interest rate of 2.74%, volatility factor of 21.23% and an expected life of 10 years; 2003—expected dividend yield of 6.25%, risk-free interest rate of 2.740%, volatility factor of 17.93%, and an expected life of 10 years. The value of options granted under the Independent Director Option Plan on the date of grant during 2004 and 2003 was approximately $11,000 and $15,000. As of December 31, 2004, 16,000 options were exercisable and no options granted under the Independent Director Option Plan had been exercised or forfeited.

        We have adopted an employee stock option plan (the "Employee Option Plan"). The Employee Option Plan is designed to enable us, our advisor and its affiliates to obtain or retain the services of employees (not to include any person who is a sponsor or affiliate of ours) considered essential to the our long-term success and the success of our advisor and its affiliates by offering such employees an opportunity to participate in our growth through ownership of the our shares. The Employee Option Plan will be administered by our compensation committee, which is authorized to grant "non-qualified" stock options (the "Employee Options") to selected employees of our advisor and its affiliates. Employee Options may not be granted under the Employee Option Plan at any time when the grant would cause the total number of options outstanding under the Employee Option Plan and the Independent Director Option Plan to exceed 10% of the our issued and outstanding shares. The exercise price for the Employee Options shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option is granted. A total of 750,000 shares are authorized and reserved for issuance under the Employee Option Plan. The term of such employee options has been set by our compensation committee and shall not exceed the earlier of ten years from the date of grant or five years from the date of a listing of our common stock. Our compensation committee has set the period during which the right to exercise an Employee Option fully vests to three years from the date of grant. No Employee Option may be issued or exercised, however, if such issuance or exercise would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the our articles of incorporation. In addition, no Employee Option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution. There were no options outstanding under the Employee Option Plan during 2003 and 2002. As of December 31, 2004, there were 107,500 options outstanding under the Employee Option Plan with a weighted average exercise price of $11.00. These options were valued using Black-Scholes with the following assumptions: expected dividend yield of 6.40%, risk-free interest rate of 2.74%, volatility factor of 19.42% and an expected life of 10 years. The value of options granted under the Employee Option Plan on the date of grant during 2004 was approximately $61,000. As of December 31, 2004, none of these options were exercisable and no options granted under the Employee Option Plan had been exercised or forfeited.

        Options granted under both the Director Stock Option Plan and the Employee Stock Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the twelve months ended December 31, 2004 and 2003, we incurred $5,892 and $2,781 of such expense which is included in general and administrative expenses on the accompanying consolidated statements of operations. We did not incur any such expense during 2002 as there were no options outstanding under both the Independent Director Option Plan and the Employee Option Plan.

        The following table describes all options issued and outstanding as of December 31, 2004 and 2003, and the options granted and exercised and the options that have expired during 2004.

	Independent Director Options	Employee Options
Issued and Outstanding at 12/31/03	40,000	—
Granted	20,000	107,500
Exercised	—	—
Expired	—	—

Issued and Outstanding at 12/31/04	60,000	107,500

Stock Warrants

        We may issue to the Dealer Manager one soliciting dealer warrant for $.001 for every 25 shares sold during our initial and second follow-on public offering subject to a maximum of 2.2 million soliciting dealer warrants. These warrants, as well as the shares issuable upon their exercise, were registered in connection with our initial and second public offerings. The Dealer Manager may retain or re-allow these warrants to broker-dealers participating in the offering, unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. The holder of a soliciting dealer warrant is entitled to purchase one share of common stock from us at a price of $12 per share beginning on the first anniversary of the effective date of the offering in which such warrants are issued and ending five years after the effective date of such offering. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the relevant public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement. For the twelve months ended December 31, 2004 and 2003, the Dealer Manager had earned approximately 1.7 million and 499,000 soliciting dealer warrants, respectively. As of December 31, 2004, no warrants had been issued.

Note 12—Dividends

        Our Board of Directors declares the following quarter's annualized dividend before the first day of the quarter. We will calculate our dividends based upon daily record and dividend declaration dates so investors will be eligible to earn dividends immediately upon purchasing shares. We intend to accrue and pay dividends on a quarterly basis. The following table sets forth the dividends that have been declared and/or paid to date by our Board of Directors.

Quarter	Amount Declared per Share (1)	Date Paid
2nd Quarter—2003	$0.1558	July 15, 2003
3rd Quarter—2003	$0.1575	October 15, 2003
4th Quarter—2003	$0.1575	January 15, 2004
1st Quarter—2004	$0.1591	April 15, 2004
2nd Quarter—2004	$0.1591	July 15, 2004
3rd Quarter—2004	$0.1609	October 15, 2004
4th Quarter—2004	$0.1609	January 18, 2005
1st Quarter—2005	$0.1574	April 15, 2005(2)

(1)
Assumes share was owned for the entire quarter.

(2)
Anticipated payment date.

        Our distributions to shareholders are characterized for federal income tax purposes as ordinary income or a non-taxable return of capital. Distributions that exceed our current and accumulated earning and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders' basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders' basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder's common shares. We notify shareholders of the taxability of distributions paid during the preceding year on an annual basis. The following summarizes the taxability of distributions on common shares for the year ended December 31, 2004:

Per Common Share:	Per Share Amount	Percentage
Ordinary Income	$0.378	59.1%
Return of Capital	0.262	40.9%

Total	$0.640	100.0%

Note 13—Related Party Transactions

Advisory Agreement

        We have entered into an Advisory Agreement with our advisor pursuant to which we will pay certain acquisition and asset management fees to our advisor. Our advisor is considered a related party as certain indirect owners and employees of our advisor serve as our executives. The amount of such acquisition fees was previously equal to 3% of the aggregate purchase price of all properties we acquired up to a cumulative purchase price of $170 million. In March 2004, we reached the cumulative threshold of $170 million in properties and all subsequent acquisitions have been and will continue to be subject to a reduced acquisition fee of 1.0%. During the twelve months ended December 31, 2004 and 2003, our advisor earned approximately $6.4 million and $4.4 million, respectively, for acquisition fees which are accounted for as part of the basis of the acquired properties.

        We pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we owned in excess of $170 million. During the twelve months ended December 31, 2004, we incurred asset management fees of $1.5 million that are included in general and administrative expenses on our consolidated statement of operations. We did not incur asset management fees for the twelve months ended December 31, 2003.

        Pursuant to the Advisory Agreement, our advisor is obligated to advance all of our organization and offering costs, subject to its right to be reimbursed for such costs by us in an amount up to 2% of the aggregate gross offering proceeds raised. Such organization and offering costs include but are not limited to actual legal, accounting, printing and other expenses attributable to organizing Dividend Capital Trust Inc., preparing the Securities and Exchange Commission registration statement, qualification of the shares for sale in the states and filing fees incurred by our advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee (see below). During the twelve months ended December 31, 2004, 2003 and 2002, our advisor incurred approximately $8.3, $7.7 and $3.4 million, of organization and offering costs, respectively. During the twelve months ended December 31, 2004 and 2003, we reimbursed our advisor approximately $10.9 and $3.3 million, respectively. There were no reimbursements made during the twelve months ended December 31, 2002. As of December 31, 2004, the net un-reimbursed amount of organization and offering costs incurred by our advisor, since inception (April 12, 2002), was approximately $5.2 million. If we are not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by us to our advisor for reimbursement of organization and offering costs.

        Our advisor is obligated to pay all of the offering and marketing related costs associated with the private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross proceeds raised through our partnership's private placement. During the twelve months ended December 31, 2004 and 2003, our partnership incurred approximately $521,000 and $54,000, respectively, payable to our advisor for such expense allowance. There was no such expense allowance incurred by our partnership during the twelve months ended December 31, 2002.

        In accordance with the Advisory Agreement we are obligated, subject to certain limitations, to reimburse our advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that our advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the twelve months ended December 31, 2004, 2003 and 2002, respectively, we have reimbursed $326,659, $96,384 and $11,394 of such expenses.

        As of December 31, 2004 and 2003, we owed our advisor approximately $576,000 and $87,000 which is included in Other Liabilities on the accompanying consolidated balance sheets.

Dealer Manager Agreement

        We have entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which we will pay a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our public offerings to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We will also pay up to a 6% sales commission of gross offering proceeds raised pursuant to our public offerings. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for affecting sales. As of December 31, 2004, all sales commissions were re-allowed to participating broker-dealers. For the twelve months ended December 31, 2004 and 2003, we incurred approximately $42.5 million and $11.2 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. We did not incur any such fees and commissions during the twelve months ended December 31, 2002.

        We have also entered into a dealer manager agreement with the Dealer Manager pursuant to which we will pay a dealer manager fee of up to 1.5% of the gross proceeds raised through the Private Placement. We will also pay the Dealer Manager a sales commission up to 5.0% of the gross proceeds raised through the Private Placement. The Dealer Manager has indicated that all of the sales commissions are expected to be paid to participating broker-dealers who are responsible for affecting sales. For the twelve months ended December 31, 2004 and 2003, we incurred up front fees of approximately $1.7 million and $175,000, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. We did not incur any such fees and commissions during the twelve months ended December 31, 2002.

        Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12. For the twelve months ended December 31, 2004 and 2003, the Dealer Manager had earned approximately 1,701,000 and 499,000 soliciting dealer warrants, respectively. Using the fair value provisions of SFAS No. 123, the estimated fair value of the warrants earned in the twelve months ended December 31, 2004 and 2003, was approximately $1,196,000 and $351,000, respectively. There were no warrants earned for the twelve months ended December 31, 2002. These warrants do not have an impact on our consolidated statement of operations as the value of these warrants is a cost of raising capital and therefore deducted from additional paid-in capital within shareholder's equity. There are no warrants being offered in connection with our third public offering (See "Note 9—Shareholder's Equity").

        As of December 31, 2004 and 2003, we owed the Dealer Manager approximately $828,000 and $138,000 in relation to the fees described above which is included in other liabilities on the accompanying consolidated balance sheets.

Note 14—Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

        At December 31, 2004 and 2003, the fair values of cash and cash equivalents, restricted cash held in escrow, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, these estimates are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments:

	Balances at December 31, 2004		Balances at December 31, 2003
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings:
Senior, secured credit facility	$4,000	$4,000	$1,000,000	$1,000,000
Secured mortgage debt	142,754,769	142,966,662	40,500,000	40,500,000
Interest rate contracts:
Treasury locks	$(1,539,332)	$(1,539,332)	$—	$—

Hedging Activities

        As of December 31, 2004, we had entered into 3 hedging transactions. Each hedging transaction was a treasury lock as more fully described below:

Date Entered	Settlement Date	Rate Lock	Mortgage Tenor	Amount	Unrealized Gains/(Losses) in Other Comprehensive Income	Settlement Amount	Realized Gain
3/25/04	9/30/04	4.062%	10 year	$50,000,000	$(105,909)	$292,432	$398,784
5/13/04	9/30/04	4.478%	5 year	50,000,000	(2,621,441)	(2,474,675)	145,777
7/12/04	2/15/05	4.500%	10 year	50,000,000	(1,540,332)	—	—

Total				$150,000,000	$(4,267,682)	$(2,182,243)	$544,561

        On September 30, 2004, we settled two hedging transactions by paying $2,183,243. On September 23, 2004, we entered into an agreement that fixed the interest rate on the future issuance of debt which resulted in a realized ordinary gain of $544,561 that was included in other income in the accompanying condensed consolidated statements of operations as a result of ineffectiveness. The ineffectiveness resulted because the fair values of the hedges increased between the date we locked the interest rate of our hedged debt issuance and the settlement date of the hedges. On February 15, 2005, we settled the third hedging transaction by paying $1,822,344 and re-hedged the position for an additional three months based on the forecasted issuance of debt (see "Note 17—Subsequent Events).

        An unrealized loss of $4,267,682 was recorded during 2004 to other comprehensive income (loss) as a result of the change in fair value of the settled and unsettled hedges. As of December 31, 2004, the remaining unsettled hedge with a fair value of $(1,540,332) was included in other liabilities.

        Amounts reported in accumulated other comprehensive income (loss) related to settled and assigned hedging transactions will be amortized to interest expense as interest payments are made on our hedged debt issuance(s). During 2004, $443 was amortized from other comprehensive income to interest expense. During the next 12 months, we estimate that $727,540 will be amortized from other comprehensive income (loss) to interest expense resulting in an increase of our interest expense. As previously discussed, we settled the third hedging transaction on February 15, 2005 and based upon the cash settlement, the estimate of 2005 amortization is not materially different from that mentioned above. We are hedging our exposure to the variability in future cash outflows for interest expense for forecasted transactions over a maximum period of nine months (excluding forecasted transactions related to the payment of variable interest on our existing credit facility).

Note 15—Income Taxes

        During 2004, we operated and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Internal Revenue Code Section 856 for our taxable year ended December 31, 2003. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Internal Revenue Code, to our shareholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribution at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying consolidated financial statements.

Note 16—Commitments and Contingencies

Forward Capital Commitment Agreement

        In October 2004, we entered into a forward capital commitment with Wachovia Bank National Association ("Wachovia") in connection with our commitment to acquire two buildings located in Atlanta, Georgia, comprising 677,667 square feet from an unrelated third party developer. We have entered into this binding agreement with Wachovia, the construction lender, to purchase the two buildings at a price of up to $29.0 million. Our obligation to acquire the buildings from the third party developer upon completion can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs. In order to provide security to Wachovia under this forward capital commitment, we were required to place $4.9 million in escrow in lieu of a letter of credit. This amount is reflected as restricted cash on the accompanying consolidated balance sheet as of December 31, 2004.

Note 17—Subsequent Events

Purchase of Wickes Distribution Center

        On January 5, 2005, we acquired one distribution facility comprising 440,000 square feet that is located in Central DuPage County, a submarket of Chicago. We purchased the facility for a total cost of approximately $20.4 million, which includes an acquisition fee of $201,000 paid to our advisor.

Purchase of Technicolor II, Shelby 4 and Shelby 5 Distribution Facilities

        In connection with our entry into a purchase agreement during 2004 with Panattoni Development Company LLC, an unrelated third party, we acquired the Technicolor II Distribution Facility ("Technicolor"), Shelby 4 Distribution Facility ("Shelby 4") and the Shelby 5 Distribution Facility

("Shelby 5") located in Memphis, Tennessee. Technicolor was acquired on February 2, 2005 and comprises 806,000 square feet. Shelby 4 was acquired on February 16, 2005 and comprises 60,000 square feet. Shelby 5 was acquired on March 7, 2005 and comprises 500,000 square feet. The combined purchase price of Technicolor, Shelby 4 and Shelby 5 was approximately $52.2 million. We incurred acquisition fees of $502,200 payable to our advisor as a result of these transactions.

Debt Issuance

        On January 7, 2005, we issued $57 million of secured, non-recourse debt. The debt has a fixed interest rate of 4.40% and matures in 2010. The underlying notes require monthly payments of interest only for one year and monthly payments of principal and interest thereafter.

Hedging Activities

        On January 20, 2005, we entered into two $50.0 million notional hedging transactions. Each was a forward treasury lock effectively locking a 5-year and 10-year treasury at 4.0425% and 4.439%, respectively. Each was designated a cash flow hedge and will expire on October 21, 2005. In addition, on February 15, 2005, a $50.0 million notional treasury lock entered into in July 2004 (See Note 14—Hedging Activities) expired. This hedge was settled for a payment of approximately $1.8 million and the position was re-hedged for an addition three months based on the forecasted issuance of debt. Pursuant to SFAS No. 133, the fair value of the hedge continues to be recorded in other comprehensive income.

Note 18—Quarterly Results (Unaudited)

        The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2004:

	For the Quarter Ended
					For the Year Ended December 31, 2004
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Rental revenue	$2,981,658	$4,487,466	$7,485,886	$13,670,438	$28,625,448
Other income	613,577	1,246,290	2,381,738	3,230,690	7,472,295

Total revenue	3,595,235	5,733,756	9,867,624	16,901,128	36,097,743
Rental expenses	797,850	1,116,004	1,799,910	3,490,961	7,204,725
Depreciation and amortization	1,646,277	2,764,558	4,887,968	9,974,554	19,273,357
Interest expense	650,588	894,016	1,650,149	2,783,135	5,977,888
General and administrative expenses	328,074	456,326	1,423,941	1,688,444	3,896,785

Net income (loss)	$172,446	$502,852	$105,656	$(1,035,966)	$(255,012)

Earnings (loss) per common share:
Basic and diluted	$0.01	$0.02	$0.00	$(0.02)	$(0.01)

Basic common shares outstanding	16,579,579	29,536,431	44,669,644	60,517,467	37,907,838
Diluted common shares outstanding	16,599,579	29,556,431	44,689,644	60,537,467	37,927,838

        The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2003:

	For the Quarter Ended
					For the Year Ended December 31, 2003
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Rental revenue	$—	$117,596	$842,519	$1,328,959	$2,289,074
Other income	834	39,088	10,828	366,633	417,383

Total revenue	834	156,684	853,347	1,695,592	2,706,457
Rental expenses	—	—	88,978	277,672	366,650
Depreciation and amortization	—	68,604	359,787	766,939	1,195,330
Interest expense	—	26,278	137,985	221,161	385,424
General and administrative expenses	72,450	33,258	117,787	188,453	411,948

Net income (loss)	$(71,616)	$28,544	$148,810	$241,367	$347,105

Earnings (loss) per common share:
Basic and diluted	$(0.27)	$0.02	$0.03	$0.03	$0.09

Basic common shares outstanding	261,496	1,809,351	4,393,069	9,356,610	3,987,429
Diluted common shares outstanding	261,496	1,829,351	4,413,069	9,376,610	4,007,429

        The following table presents selected unaudited quarterly financial data for each quarter during the period ended December 31, 2002:

	For the Quarter Ended
				For the Year Ended December 31, 2002
	June 30, 2002	September 30, 2002	December 31, 2002
Net loss before minority interest	$(13,300)	$(17,500)	$(181,912)	$(212,712)
Minority Interest	—	—	200,000	200,000

Total income	$(13,300)	$(17,500)	$18,088	$(12,712)

Earnings (loss) per common share:
Basic and diluted	$(66.50)	$(87.50)	$90.44	$(63.56)

Basic and diluted common shares outstanding	200	200	200	200

Note 19—Pro Forma Financial Information (unaudited)

        During the year ended December 31, 2004, we acquired 93 industrial properties, aggregating approximately for a total expected investment of $604.6 million.

        The following unaudited pro forma information for the years ended December 31, 2004 and 2003, have been prepared to reflect the incremental effect of the acquisition of properties during 2004 by us as if such transactions and adjustments had occurred as of January 1, 2003, and were carried forward through December 31, 2004. As these acquisitions are assumed to have been made on January 1, 2003, the shares outstanding as of December 31, 2004, are assumed to have been sold as of January 1, 2003, for purposes of calculating per share information.

	2004(1)	2003
Revenue	$70,431,898	$53,070,842
Depreciation	$50,861,657	$47,875,147
Net loss	$(11,272,945)	$(16,966,408)
Loss per share—basic and diluted	$(0.17)	$(0.25)
Shares outstanding:
Basic	67,719,883	67,719,883
Diluted	67,739,883	67,739,883

(1)
The 93 industrial properties we acquired included the C&L Facilities. The C&L Facilities were constructed during 2004 and therefore no revenue, depreciation or amortization expenses have been reflected in the pro forma information above for the year ended December 31, 2003.

        This information is presented for illustrative purposes only and may not be indicative of the results that actually would have occurred if the acquisitions had been in effect on the dates indicated or which may be obtained in the future.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

			Initial Cost to Company				Gross Amount Carried at 12/31/2004
					Costs Capitalized Subsequent to Acquisition
Property	No. of Bldgs	Encumbrances	Land	Building & Improvements(1)			Land	Building & Improvements(1)	Total Costs	Accumulated Depreciation	Acquisition Date
Newpoint I	1	15,051,295	2,143,151	12,908,148	—		2,143,151	12,908,148	15,051,299	(511,662)	03/31/04
Southcreek	3	36,441,321	5,337,800	31,640,607	(537,086	)(2)	5,337,800	31,103,521	36,441,321	(707,463)	6/8/2004/ 09/21/04
Eagles Landing	1	16,208,909	2,595,450	13,474,873	138,586		2,595,450	13,613,459	16,208,909	(463,209)	10/01/04
Buford Industrial	1	8,496,368	1,474,565	7,021,803	—		1,474,565	7,021,803	8,496,368	(133,039)	10/01/04
Breckinridge Industrial	2	—	1,950,075	10,158,525	—		1,950,075	10,158,525	12,108,600	(290,479)	10/01/04
Westgate Industrial	1	6,940,847	2,140,128	4,800,719	—		2,140,128	4,800,719	6,940,847	(217,323)	10/01/04
Westpark Industrial	2	—	2,176,470	6,718,293	79,910	(2)	2,176,470	6,798,203	8,974,673	(68,330)	10/01/04
Cobb Industrial	2	6,395,891	1,120,095	5,248,897	26,898		1,120,095	5,275,795	6,395,890	(83,306)	10/01/04
Cabot Parkway Industrial	2	—	2,275,425	13,981,794	(56,001	)(2)	2,275,425	13,925,793	16,201,218	(271,993)	10/01/04
Atlanta NE Portolio	2	17,708,926	2,817,450	14,891,476	—		2,817,450	14,891,476	17,708,926	(145,483)	11/05/04
Lotus Cars USA	1	—	1,028,700	2,103,403	—		1,028,700	2,103,403	3,132,103	(6,163)	12/03/04

TOTAL ATLANTA MARKET	18	107,243,557	25,059,309	122,948,538	(347,693)		25,059,309	122,600,845	147,660,154	(2,898,450)
Progress Industrial	2	—	2,570,000	5,933,035	(40,226	)(2)	2,570,000	5,892,809	8,462,809	(129,384)	10/01/04
South Industrial	1	—	1,125,000	2,805,024	(121,744	)(2)	1,125,000	2,683,280	3,808,280	(14,351)	10/01/04
Technology Industrial	1	—	940,850	2,605,691	—		940,850	2,605,691	3,546,541	(66,916)	10/01/04
Sunnyslope Industrial	1	—	3,626,000	7,615,567	—		3,626,000	7,615,567	11,241,567	(171,207)	10/01/04

TOTAL BOSTON MARKET	5	—	8,261,850	18,959,317	(161,970)		8,261,850	18,797,347	27,059,197	(381,858)
DFW	1	10,988,058	980,666	10,392,174	(384,782	)(2)(3)	980,666	10,007,392	10,988,058	(755,804)	12/15/03
Pinnacle	2	28,821,045	1,587,762	27,853,498	(620,215	)(2)(3)	1,587,762	27,233,283	28,821,045	(1,525,901)	12/15/03
Market Industrial	5	16,988,405	1,480,500	15,507,905	—		1,480,500	15,507,905	16,988,405	(318,199)	10/01/04
Shiloh Industrial	2	4,631,730	878,025	5,956,857	—		878,025	5,956,857	6,834,882	(169,676)	10/01/04
Perimeter Industrial	2	3,179,534	261,150	2,901,182	17,203		261,150	2,918,385	3,179,535	(55,958)	10/01/04
Avenue R Industrial I	1	2,420,358	189,225	2,231,133	—		189,225	2,231,133	2,420,358	(54,828)	10/01/04
Avenue R Industrial II	1	1,410,381	270,750	1,139,631	—		270,750	1,139,631	1,410,381	(65,947)	10/01/04
Westfork Center Industrial	3	6,506,038	503,175	5,977,117	25,746		503,175	6,002,863	6,506,038	(153,077)	10/01/04
Coasters Distribution Center	1	—	1,380,000	14,504,354	—		1,380,000	14,504,354	15,884,354	(44,851)	12/03/04

TOTAL DALLAS MARKET	18	74,945,549	7,531,253	86,463,851	(962,048)		7,531,253	85,501,803	93,033,056	(3,144,241)
Interpark 70	1	8,949,122	1,383,117	7,566,005	—		1,383,117	7,566,005	8,949,122	(252,548)	09/30/04

TOTAL DENVER MARKET	1	8,949,122	1,383,117	7,566,005	—		1,383,117	7,566,005	8,949,122	(252,548)
West by Northwest	1	8,596,927	1,033,352	7,563,574	—		1,033,352	7,563,574	8,596,926	(499,338)	10/30/03
Bondesen Business. Park	7	23,845,938	1,007,125	23,369,806	(530,994	)(2)	1,007,125	22,838,812	23,845,937	(1,036,615)	06/03/04
Beltway 8 Business Park	4	18,721,542	722,135	17,993,602	5,804		722,135	17,999,406	18,721,541	(890,191)	06/03/04
Corporate Industrial	2	4,601,795	612,930	3,988,865	—		612,930	3,988,865	4,601,795	(93,955)	10/01/04
Reed Industrial	1	6,898,681	567,847	6,330,834	—		567,847	6,330,834	6,898,681	(150,703)	10/01/04
Julie Rivers Industrial	2	3,394,593	272,198	3,122,394	—		272,198	3,122,394	3,394,592	(72,790)	10/01/04
Wynwood Industrial	1	1,820,326	180,245	1,633,568	6,513		180,245	1,640,081	1,820,326	(41,175)	10/01/04
Wynpark Industrial	1	1,558,078	153,768	1,404,310	—		153,768	1,404,310	1,558,078	(39,928)	10/01/04
Siber Industrial	1	5,386,455	742,043	4,644,412	—		742,043	4,644,412	5,386,455	(91,170)	10/01/04
Greenbriar Industrial	1	—	1,200,008	7,998,182	(65,981	)(2)	1,200,008	7,932,201	9,132,209	(98,317)	10/01/04

TOTAL HOUSTON MARKET	21	74,824,335	6,491,651	78,049,547	(584,658)		6,491,651	77,464,889	83,956,540	(3,014,182)
Mallard Lake	1	11,369,570	2,561,328	8,808,242	—		2,561,328	8,808,242	11,369,570	(426,916)	10/29/03

TOTAL CHICAGO MARKET	1	11,369,570	2,561,328	8,808,242	—		2,561,328	8,808,242	11,369,570	(426,916)
Plainfield	1	15,139,213	1,394,147	14,268,864	(523,798	)(2)	1,394,147	13,745,066	15,139,213	(616,554)	12/22/03

TOTAL INDIANA MARKET	1	15,139,213	1,394,147	14,268,864	(523,798)		1,394,147	13,745,066	15,139,213	(616,554)
Park West	6	74,140,583	10,440,900	63,682,456	17,227		10,440,900	63,699,683	74,140,583	(2,704,728)	12/15/03/ 06/08/04
Northwest Business Center	1	4,784,562	299,200	4,485,362	—		299,200	4,485,362	4,784,562	(461,349)	05/23/04

TOTAL CINCINNATI MARKET	7	78,925,145	10,740,100	68,167,818	17,227		10,740,100	68,185,045	78,925,145	(3,166,077)
Trade Pointe III	1	8,259,775	1,020,000	7,239,775	—		1,020,000	7,239,775	8,259,775	(125,081)	09/28/04
Riverport	1	10,091,045	1,278,900	8,812,145	—		1,278,900	8,812,145	10,091,045	(545,420)	05/03/04

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

			Initial Cost to Company				Gross Amount Carried at 12/31/2004
					Costs Capitalized Subsequent to Acquisition
Property	No. of Bldgs	Encumbrances	Land	Building & Improvements(1)			Land	Building & Improvements(1)	Total Costs	Accumulated Depreciation	Acquisition Date
TOTAL LOUISVILLE MARKET	2	18,350,820	2,298,900	16,051,920	—		2,298,900	16,051,920	18,350,820	(670,501)
Foothill Business Center	3	—	13,314,550	9,111,995	—		13,314,550	9,111,995	22,426,545	(72,415)	12/09/04
Rancho	1	10,317,311	2,789,574	7,048,820	478,917	(2)	2,789,574	7,527,737	10,317,311	(623,205)	12/17/03

TOTAL LOS ANGELES MARKET	4	10,317,311	16,104,124	16,160,815	478,917		16,104,124	16,639,732	32,743,856	(695,620)
Cypress Park East	2	15,687,080	2,627,100	13,054,660	5,320		2,627,100	13,059,980	15,687,080	(294,195)	10/22/04

TOTAL ORLANDO MARKET	2	15,687,080	2,627,100	13,054,660	5,320		2,627,100	13,059,980	15,687,080	(294,195)
North Industrial	2	10,605,525	4,566,000	15,899,309	(154,788	)(2)	4,566,000	15,744,521	20,310,521	(277,054)	10/01/04
South Industrial I	2	16,996,257	2,875,500	14,120,757	—		2,875,500	14,120,757	16,996,257	(205,611)	10/01/04
South Industrial II	1	6,136,893	1,234,500	4,902,393	—		1,234,500	4,902,393	6,136,893	(103,803)	10/01/04
West Southern Industrial	1	3,931,254	555,000	3,376,254	—		555,000	3,376,254	3,931,254	(71,441)	10/01/04
West Geneva Industrial	3	1,996,405	412,500	2,667,071	—		412,500	2,667,071	3,079,571	(64,452)	10/01/04
West 24th Industrial	2	3,330,187	870,000	4,575,267	—		870,000	4,575,267	5,445,267	(45,898)	10/01/04
East Watkins Industrial	1	—	2,218,500	10,945,552	—		2,218,500	10,945,552	13,164,052	(164,048)	10/01/04
Sky Harbor Transit Center	1	10,131,396	2,534,310	7,597,086	—		2,534,310	7,597,086	10,131,396	(85,068)	11/24/04

TOTAL PHOENIX MARKET	13	53,127,917	15,266,310	64,083,689	(154,788)		15,266,310	63,928,901	79,195,211	(1,017,375)
Rittman Business Park	2	7,724,491	388,419	7,336,072	—		388,419	7,336,072	7,724,491	(459,756)	06/03/04

TOTAL SAN ANTONIO MARKET	2	7,724,491	388,419	7,336,072	—		388,419	7,336,072	7,724,491	(459,756)
Huntwood Industrial	1	6,553,562	1,891,792	4,661,770	—		1,891,792	4,661,770	6,553,562	(186,929)	10/01/04
Eden Rock Industrial	2	6,689,020	1,942,752	4,746,268	—		1,942,752	4,746,268	6,689,020	(261,772)	10/01/04
Bayside Distribution Center	2	22,128,638	6,874,740	15,253,898	—		6,874,740	15,253,898	22,128,638	(120,595)	11/03/04

TOTAL SAN FRANCISCO MARKET	5	35,371,220	10,709,284	24,661,936	—		10,709,284	24,661,936	35,371,220	(569,296)
Bridgestone/Firestone	1	24,483,672	2,545,000	21,938,672	—		2,545,000	21,938,672	24,483,672	(1,303,465)	06/09/03
Park West International	1	20,060,033	1,771,900	18,288,133	—		1,771,900	18,288,133	20,060,033	(492,593)	06/29/04
Eastgate	1	14,796,664	1,445,321	13,351,343	—		1,445,321	13,351,343	14,796,664	(727,307)	03/19/04

TOTAL NASHVILLE MARKET	3	59,340,369	5,762,221	53,578,148	—		5,762,221	53,578,148	59,340,369	(2,523,365)
Chickasaw	2	14,699,448	1,140,561	13,837,238	(278,350	)(2)(3)	1,140,561	13,558,888	14,699,449	(1,142,973)	07/22/03
Memphis Trade Center III	1	24,859,076	2,335,000	22,524,076	—		2,335,000	22,524,076	24,859,076	(588,129)	06/22/04

TOTAL MEMPHIS MARKET	3	39,558,524	3,475,561	36,361,314	(278,350)		3,475,561	36,082,964	39,558,525	(1,731,102)

GRAND TOTAL	106	610,874,223	120,054,674	636,520,736	(2,511,841)		120,054,674	634,008,895	754,063,569	(21,862,036)

(1)
Included in Building and Improvements are intangible lease assets.

(2)
Included in these amounts are payments received under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. For financial reporting purposes under GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than revenues.

(3)
Includes funds released from escrow by the seller for various tenant inprovements pursuant to a master lease agreement whereby the seller was obligated to release such funds in the event that upon expiration of the aforementioned agreement, a lease pertaining to such vacant space had not been executed with a new or existing customer and no such tenant improvements had been completed. For financial reporting purposes, these amounts are reflected as a reduction in the basis of the underlying property.

(4)
Includes a reduction in basis of $81,977 in connection with the finalization of the purchase price allocation of Plainfield.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2004, the end of the period covered by this annual report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Dividend Capital or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Management's Report on Internal Control Over Financial Reporting

        Please refer to Item 8—Financial Statements for management's report and for the report of KPMG LLP, registered public accounting firm.

Inherent Limitations on Effectiveness of Controls

        Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Dividend Capital have been detected.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information about directors and executive officers required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2005 annual meeting of shareholders.

Code of Ethics

        Our board of directors has adopted a Code of Ethics and a Whistleblower Policy which apply to all our directors and officers. A copy of the Code of Ethics was included as Exhibit 14.1 of our Form 10-K, filed on March 22, 2004, and a copy of the Whistleblower Policy is attached as exhibit 14.2 to this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2005 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2005 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2005 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2005 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  A.
  Financial Statements and Financial Statement Schedules.

  1.
  Financial Statements.

      The consolidated financial statements listed in the accompanying Index to Financial Statements on Page F-1 are filed as a part of this report.

    2.
    Financial Statement Schedules.

      The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on Page F-1. All other financial statement schedules are not applicable.

  B.
  Exhibits.

Exhibit Number	Description
*3.1	Dividend Capital Trust Inc. Amended and Restated Articles of Incorporation (Exhibit 3.1 to Form 8-K filed on November 26, 2003)
*3.2	Dividend Capital Trust Inc. Bylaws (Exhibit 3.2 to Form S-11 Registration Statement, Commission File No. 333-86234)
*4.1	Amended and Restated Distribution Reinvestment Plan (Exhibit 4.2 to Form S-3 Registration Statement, Commission File No. 333-122260)
*10.1	Amended and Restated Advisory Agreement between Dividend Capital Trust Inc. and Dividend Capital Advisors LLC dated November 21, 2003 (Exhibit 10.1 to Form 8-K filed November 26, 2003)
*10.2	Management Agreement between Dividend Capital Trust Inc. and Dividend Property Management LLC dated July 12, 2002 (Exhibit 10.3 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.3	Form of Dealer Manager Agreement (Exhibit 1.1 to Form S-3 Registration Statement, Commission File No. 333-122260)
*10.4	Form of Warrant Purchase Agreement (Exhibit 1.3 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.5
Form of Indemnification Agreement between Dividend Capital Trust Inc. and the officers and directors of Dividend Capital Trust Inc. (Exhibit 10.4 to Form S-11 Registration Statement, Commission File No. 333-862341)
*10.6	Limited Partnership Agreement of Dividend Capital Operating Partnership LP. (Exhibit 10.5 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.7.1	Dividend Capital Trust Inc. Employee Stock Option Plan (Exhibit 10.6.1 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.7.2	Dividend Capital Trust Inc. Independent Director Stock Option Plan (Exhibit 10.6.2 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.8
Agreement of Purchase and Sale, dated August 11, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.1 to Form 10-Q filed on November 15, 2004)
*10.9
First Amendment to Agreement for Purchase and Sale, dated August 16, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.2 to Form 10-Q filed on November 15, 2004)
*10.10
Second Amendment to Agreement for Purchase and Sale, dated August 25, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.3 to Form 10-Q filed on November 15, 2004)
*10.11
Third Amendment to Agreement for Purchase and Sale, dated August 30, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.4 to Form 10-Q filed on November 15, 2004)
+10.12	Real Estate Contract, dated December 23, 2004, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.13	First Amendment to Real Estate Contract, dated January 7, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.14	Second Amendment to Real Estate Contract, dated January 21, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.15	Third Amendment to Real Estate Contract, dated February 15, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.16	Fourth Amendment to Real Estate Contract, dated February 22, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.17	Fifth Amendment to Real Estate Contract, dated February 25, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.18	Sixth Amendment to Real Estate Contract, dated March 2, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.19	Seventh Amendment to Real Estate Contract, dated March 4, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
*14.1	Code of Ethics (Exhibit 14.1 to Form 10-K filed on March 22, 2004)
+14.2	Whistleblower Policy

+21.1	List of Subsidiaries
+23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, dated March 16, 2005
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+
Filed herewith.

*
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.
By:	/s/ EVAN H. ZUCKER Evan H. Zucker, Chief Executive Officer and President

Date: March 16, 2005

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WATTLES Thomas G. Wattles	Chairman and Director	March 16, 2005
/s/ EVAN H. ZUCKER Evan H. Zucker	Chief Executive Officer, President, Secretary and Director	March 16, 2005
/s/ JAMES R. MULVIHILL James R. Mulvihill	Chief Financial Officer, Treasurer and Director	March 16, 2005
/s/ TRIPP H. HARDIN Tripp H. Hardin	Director	March 16, 2005
/s/ ROBERT F. MASTEN Robert F. Masten	Director	March 16, 2005
/s/ JOHN C. O'KEEFFE John C. O'Keeffe	Director	March 16, 2005
/s/ LARS O. SODERBERG Lars O. Soderberg	Director	March 16, 2005

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Dividend Capital Trust Inc. Amended and Restated Articles of Incorporation (Exhibit 3.1 to Form 8-K filed on November 26, 2003)
*3.2	Dividend Capital Trust Inc. Bylaws (Exhibit 3.2 to Form S-11 Registration Statement, Commission File No. 333-86234)
*4.1	Amended and Restated Distribution Reinvestment Plan (Exhibit 4.2 to Form S-3 Registration Statement, Commission File No. 333-122260)
*10.1	Amended and Restated Advisory Agreement between Dividend Capital Trust Inc. and Dividend Capital Advisors LLC dated November 21, 2003 (Exhibit 10.1 to Form 8-K filed November 26, 2003)
*10.2	Management Agreement between Dividend Capital Trust Inc. and Dividend Property Management LLC dated July 12, 2002 (Exhibit 10.3 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.3	Form of Dealer Manager Agreement (Exhibit 1.1 to Form S-3 Registration Statement, Commission File No. 333-122260)
*10.4	Form of Warrant Purchase Agreement (Exhibit 1.3 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.5
Form of Indemnification Agreement between Dividend Capital Trust Inc. and the officers and directors of Dividend Capital Trust Inc. (Exhibit 10.4 to Form S-11 Registration Statement, Commission File No. 333-862341)
*10.6	Limited Partnership Agreement of Dividend Capital Operating Partnership LP. (Exhibit 10.5 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.7.1	Dividend Capital Trust Inc. Employee Stock Option Plan (Exhibit 10.6.1 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.7.2	Dividend Capital Trust Inc. Independent Director Stock Option Plan (Exhibit 10.6.2 to Form S-11 Registration Statement, Commission File No. 333-86234)
*10.8
Agreement of Purchase and Sale, dated August 11, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.1 to Form 10-Q filed on November 15, 2004)
*10.9
First Amendment to Agreement for Purchase and Sale, dated August 16, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.2 to Form 10-Q filed on November 15, 2004)
*10.10
Second Amendment to Agreement for Purchase and Sale, dated August 25, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.3 to Form 10-Q filed on November 15, 2004)
*10.11
Third Amendment to Agreement for Purchase and Sale, dated August 30, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.4 to Form 10-Q filed on November 15, 2004)

+10.12	Real Estate Contract, dated December 23, 2004, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.13	First Amendment to Real Estate Contract, dated January 7, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.14	Second Amendment to Real Estate Contract, dated January 21, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.15	Third Amendment to Real Estate Contract, dated February 15, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.16	Fourth Amendment to Real Estate Contract, dated February 22, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.17	Fifth Amendment to Real Estate Contract, dated February 25, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.18	Sixth Amendment to Real Estate Contract, dated March 2, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
+10.19	Seventh Amendment to Real Estate Contract, dated March 4, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP.
*14.1	Code of Ethics (Exhibit 14.1 to Form 10-K filed on March 22, 2004)
+14.2	Whistleblower Policy
+21.1	List of Subsidiaries
+23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, dated March 16, 2005
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+
Filed herewith.

*
Previously filed.