Form 10-Q
period 2005-03-31
DIVIDEND CAPITAL TRUST INC
filed 2005-05-10
CIK 1170991

Use these links to rapidly review the document
Dividend Capital Trust Inc. and Subsidiaries Index to Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or
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

        As of April 29, 2005, 85,962,102 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiaries

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of March 31, 2005	As of December 31, 2004
	(Unaudited)
ASSETS
Land	$134,763,015	$120,054,674
Buildings and improvements	646,484,879	572,284,194
Intangible lease asset	74,022,096	61,724,701
Less accumulated depreciation and amortization	(34,980,397)	(21,862,036)

Net Investment in Real Estate	820,289,593	732,201,533
Cash and cash equivalents	146,294,961	23,520,267
Restricted cash	4,854,224	5,414,224
Notes receivable	8,178,700	4,238,700
Deferred loan costs, net	8,766,087	7,156,477
Deferred acquisition costs and deposits	4,062,413	5,406,882
Straight line rent and other receivables	7,250,054	5,704,063
Other assets, net	3,238,850	1,166,124

Total Assets	$1,002,934,882	$784,808,270

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,151,587	$6,302,922
Dividends payable	11,743,700	9,737,171
Tenant prepaids and security deposits	4,316,005	4,038,534
Other liabilities	1,768,495	2,842,538
Intangible lease liability, net	7,095,937	5,518,657
Line of credit	8,000	4,000
Mortgage notes	223,122,178	142,754,768
Financing obligations	50,094,047	32,394,877

Total Liabilities	305,299,949	203,593,467
Minority Interest	1,000	1,000
Shareholders' Equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 81,319,720 and 67,719,883 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	813,197	677,199
Additional paid-in capital	739,804,605	611,440,163
Distributions in excess of earnings	(40,961,055)	(26,635,877)
Accumulated other comprehensive income (loss)	(2,022,814)	(4,267,682)

Total Shareholders' Equity	697,633,933	581,213,803

Total Liabilities and Shareholders' Equity	$1,002,934,882	$784,808,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUE:
Rental revenue	$15,932,724	$2,981,658
Other real estate income	3,669,321	600,253
Interest income	610,390	13,324

Total Revenue	20,212,435	3,595,235
EXPENSES:
Real estate taxes	2,435,255	400,948
Operating expenses	2,383,529	396,902
Depreciation and amortization expense	12,350,161	1,646,277
Interest expense	3,717,621	650,588
General and administrative expenses	727,875	328,074
Asset management fees, related party	1,179,473	—

Total Expenses	22,793,914	3,422,789
NET INCOME (LOSS)	$(2,581,479)	$172,446

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	74,420,520	16,579,579

Diluted	74,400,520	16,599,579

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.03)	$0.01

Diluted	$(0.03)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders' Equity
and Other Comprehensive Income (Loss)

For the Three Months Ended March 31, 2005

(Unaudited)

	Common Shares				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Distributions in Excess of Earnings		Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 2004	67,719,883	$677,199	$611,440,163	$(26,635,877)	$(4,267,682)	$581,213,803
Comprehensive income (loss):
Net loss	—	—	—	(2,581,478)	—	(2,581,478)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	2,132,981	2,132,981
Amortization of cash flow hedging derivatives	—	—	—	—	111,887	111,887

Comprehensive loss						(336,610)
Issuance of common shares, net of offering costs	13,719,787	137,198	129,544,954	—	—	129,682,152
Redemption of common shares	(119,950)	(1,200)	(1,187,227)	—	—	(1,188,427)
Amortization of stock options	—	—	6,715	—	—	6,715
Dividends on common shares	—	—	—	(11,743,700)	—	(11,743,700)

Balances, March 31, 2005	81,319,720	$813,197	$739,804,605	$(40,961,055)	$(2,022,814)	$697,633,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(2,581,479)	$172,446
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization	12,350,161	1,646,277
Other depreciation and amortization	829,391	88,415
(Increase) decrease in other assets	(559,868)	765,603
Increase in accounts payable, accrued expenses and other liabilities	714,440	424,118

Net cash provided by operating activities	10,752,645	3,096,859

INVESTING ACTIVITIES:
Real estate investments	(76,519,815)	(29,705,374)
(Increase) decrease in deferred acquisition costs	1,344,468	(9,720)
Increase in notes receivable	(3,940,000)	(1,498,000)
Master lease payments	1,101,758	270,838

Net cash used in investing activities	(78,013,589)	(30,942,256)

FINANCING ACTIVITIES:
Proceeds from line of credit	20,004,000	1,900,000
Payments on line of credit	(20,000,000)	(1,000,000)
Proceeds from mortgage notes	57,000,000	—
Principal payments on mortgage notes	(413,715)	(97,529)
Proceeds from financing obligations	17,958,176	1,931,153
Principal payments on financing obligations	(361,279)	(11,747)
Increase in deferred loan costs	(2,153,558)	(1,073,315)
Proceeds from subscription of common shares	904,478	—
Proceeds from sale of common shares	137,690,989	100,171,405
Offering costs for issuance of common shares, related party	(13,579,065)	(9,482,332)
Redemption of common shares	(1,188,427)	—
Decrease in restricted cash	560,000	—
Settlement of cash flow hedging derivative	(1,822,344)	—
Distributions to common shareholders	(4,563,617)	(790,859)

Net cash provided by financing activities	190,035,638	91,546,776

NET INCREASE IN CASH AND CASH EQUIVALENTS	$122,774,694	$63,701,379
CASH AND CASH EQUIVALENTS, beginning of period	$23,520,267	$4,076,642

CASH AND CASH EQUIVALENTS, end of period	$146,294,961	$67,778,021

Supplemental Disclosures of Cash Flow Information
Cash paid for interest expense	$3,807,607	$660,250
Assumption of secured debt in connection with real estate acquired	$22,465,464	$—
Amount issued pursuant to the distribution reinvestment plan	$5,173,529	$683,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization

        Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate customers. We have qualified as a real estate investment trust ("REIT") for federal tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT ("UPREIT") under which substantially all of our current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (our partnership), a Delaware limited partnership, and certain wholly owned subsidiaries of our partnership. As used herein, "Dividend Capital", "we" and "us" refer to Dividend Capital Trust Inc. and its consolidated subsidiaries except where the context otherwise requires.

        Our day to day activities are managed by Dividend Capital Advisors LLC (our advisor), an affiliate, under the terms and conditions of an advisory agreement. Our advisor is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of a dealer manager agreement, Dividend Capital Securities LLC (the "Dealer Manager") serves as the dealer manager of our public and private offerings. The Dealer Manager is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. Our advisor and the Dealer Manager receive compensation and fees for services relating to our offerings and for the investment and management of our assets (see "Note 8—Related Party Transactions").

Summary of Significant Accounting Policies

Interim Financial Information

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2004, and related notes thereto.

Principles of Consolidation

        Our financial statements and the financial statements of our subsidiaries are consolidated in the accompanying condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

Investment in Real Estate

        We capitalize direct costs associated with the acquisition, development or improvement of real estate, including acquisition fees paid to our advisor. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned.

        Upon acquisition, the total estimated cost of a property is allocated to land, building, land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). The allocation of the total estimated cost to land, building, land improvements and tenant improvements is based on our estimate of their fair value based on all available information such as appraisals, property condition reports and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition should be recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total estimated cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to rental revenue.

        Real estate, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	10 to 20 years
Tenant improvements and leasing costs	Term of lease
Intangible lease assets and liabilities	Average term of leases for building
Above/below market rent assets/liabilities	Term of lease

        The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be shorter based on the estimated useful life of such assets or liabilities. Maintenance and repair expenditures are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization will be removed from the accounts and the resulting gain or loss will be reflected in operations in the period in which such sale or retirement occurs.

Cash and Cash Equivalents

        Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash

        Restricted cash includes certain cash held in escrow in connection with property acquisitions, utility deposits, real estate tax payments and issuance of mortgage debt.

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

Debt

        Debt consists of fixed rate secured mortgage debt and our senior secured revolving credit facility. The fixed rate secured mortgage debt includes a premium, net of accumulated amortization, of $3.8 million as of March 31, 2005.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net loss, net unrealized gain in cash flow hedging derivatives and amortization of hedging derivatives, which were approximately $(2.6) million, $2.1 million and $112,000, respectively, as of March 31, 2005. We report comprehensive income (loss) in our condensed consolidated statement of shareholders' equity and other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to settled and assigned hedging transactions will be amortized to interest expense over the life of our hedged debt issuance(s). Changes in the fair value of unsettled hedging transactions are reflected in accumulated other comprehensive income. Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions are reported on our condensed consolidated statements of operations. During the three months ended March 31, 2005, and 2004, there were no gains or losses recognized related to ineffectiveness on our hedging activities (see "Note 4—Hedging Activities").

Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative. Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk are considered "fair value" hedges. Derivatives used to hedge exposure to variability in expected future interest payments, or other types of forecasted transactions, are considered "cash flow" hedges. As of March 31, 2005, none of our derivatives were designated as fair value hedges.

        For derivatives designated as cash flow hedges, the changes in the fair value of the derivative that represent changes in expected future cash flows that are effectively hedged by the derivative are initially reported in other comprehensive income (loss) on the balance sheet (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the derivative, or cash flow hedge, is recognized in other comprehensive income and amortized over the term of designated cash flow or transaction the derivative was intended to hedge. Any change in value of the derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each cash flow hedge relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as cash flow hedges.

        Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use treasury locks in our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the three months ended March 31, 2005, such derivatives were used to hedge the variability in future interest expense associated with forecasted issuances of debt.

Revenue Recognition

        We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers that we expect to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended March 31, 2005, and 2004, the total increase to rental revenues due to straight line rent adjustments was $800,501 and $117,994, respectively.

        In connection with property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates measured at the date of acquisition. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the three months ended March 31, 2005, and 2004, the total net decrease to rental revenues due to the amortization of above and below market rents was $443,037 and $14,008, respectively.

        In connection with certain property acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue. For the three months ended March 31, 2005, and 2004, the total master lease payments received were approximately $1.1 million and $271,000, respectively.

Stock-Based Compensation

        We have a stock-based employee compensation plan and an independent director compensation plan. We account for these plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and its related interpretations. As of March 31, 2005, and December 31, 2004, we had 60,000 options outstanding under the Director Stock Option Plan. As of March 31, 2005, and December 31, 2004, 107,500 options had been granted under the Employee Stock Option Plan. Options granted under both the Director Stock Option Plan and the Employee Stock Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). This statement is a revision of SFAS No. 123. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Management is still assessing the impact of SFAS 123R which we are required to adopt no later than January 1, 2006, although early adoption is permitted.

Basic and Diluted Net Income per Common Share

        Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of limited partnership units for common shares (see "Note 7-Minority Interest").

Note 2—Real Estate

Acquisitions

        During the three months ended March 31, 2005, we acquired six properties located in three different target markets for a total estimated cost of approximately $100.3 million, including acquisition fees paid to our advisor. These properties were acquired using net proceeds from our public and private offerings and the assumption of approximately $22.5 million in mortgage debt, excluding a premium of approximately $1.5 million (see "Note 3—Debt").

Wickes Distribution Center—Chicago, Illinois

        On January 5, 2005, we acquired a distribution facility ("Wickes") comprising 440,000 square feet located in Central DuPage County, a submarket of Chicago. As of March 31, 2005, Wickes was 100% leased. Wickes was acquired for a total estimated cost of approximately $21.7 million, including acquisition fees paid to our advisor.

Technicolor II, Shelby 4, Shelby 5 and Shelby 19 Distribution Facilities—Memphis, Tennessee

        In connection with our purchase agreement with Panattoni Development Company LLC, an unrelated third party, we acquired the Technicolor II Distribution Facility ("Technicolor"), Shelby 4 Distribution Facility ("Shelby 4"), Shelby 5 Distribution Facility ("Shelby 5") and the Shelby 19 Distribution Facility ("Shelby 19") on February 2, February 16, March 7 and March 18, 2005, respectively. These properties are located in Memphis, Tennessee and combined for approximately 2.0 million total rentable square feet. As of March 31, 2005, the aforementioned facilities were collectively 100% leased. We purchased these facilities for a total estimated cost of approximately $73.4 million, including acquisition fees paid to our advisor. We assumed mortgage debt of approximately $22.5 million, which excludes a premium of approximately $1.5 million, associated with the acquisition of these properties (see "Note 3—Debt").

Iron Run Corporate Center—Philadelphia, Pennsylvania

        On March 21, 2005, we purchased a distribution facility ("Iron Run") comprising 100,000 square feet located in the Lehigh Valley, a submarket of Philadelphia. As of March 31, 2005, Iron Run was 100% leased. We purchased Iron Run for a total estimated cost of approximately $5.2 million, including acquisition fees paid to our advisor.

Note 3—Debt

        As of March 31, 2005, and December 31, 2004, our debt consisted of the following:

				Outstanding Balance as of
	Stated Interest Rate	Effective Interest Rate(4)	Maturity Date	March 31, 2005	December 31, 2004
Secured Mortgage Debt:
ING Investment Management(2)	4.40%	5.42%	January 2010	$57,000,000	$—
ING Investment Management(2)	5.31%	5.34%	January 2015	55,000,000	55,000,000
New York Life	5.00%	5.00%	March 2011	39,748,376	39,953,415

Assumed Secured Mortgage Debt:
Principal(1)	7.08%	4.81%	July 2008	17,061,397	17,174,107
State Farm(1)	6.72%	5.62%	November 2022	12,702,660	—
Prudential(1)	6.40%	6.09%	November 2012	12,700,000	12,700,000
Principal(1)	7.21%	4.81%	July 2008	11,521,586	11,570,162
Prudential(1)	5.69%	5.22%	December 2013	8,254,722	—
Principal(1)	6.22%	4.18%	September 2012	3,819,410	3,838,755
Legacy(1)	7.40%	5.21%	December 2017	1,480,037	—

Weighted Avg./Totals(3)	5.44%	5.26%		$219,288,188	$140,236,439
Premiums, Net of Amortization(1)				3,833,990	2,518,329

Carrying Value of Debt				$223,122,178	$142,754,768

Senior Secured Revolving Credit Facility:
JP Morgan	5.75%	5.75%	February 2007	$8,000	$4,000

(1)
These mortgages were assumed in conjunction with the acquisition of properties and, pursuant to SFAS No. 141 (see "Note 1—Organization and Summary of Significant Accounting Policies"), the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

(2)
We attributed certain treasury lock hedging transactions to these notes. Pursuant to SFAS No. 133 (see "Note 1—Organization and Summary of Significant Accounting Policies"), the fair value of these hedging instruments will be amortized to interest expense over the life of these notes.

(3)
Weighted-average interest rates are based upon outstanding balances as of March 31, 2005.

(4)
Reflects the impact to interest rates of GAAP adjustments for purchase price allocation and hedging transactions. These rates do not reflect the impact of other interest expense items such as fees and the amortization of loan costs.

        In January 2005, we entered into $57.0 million of secured, non-recourse debt with a stated fixed interest rate of 4.40% which matures in 2010. The underlying notes require monthly payments of interest only until January 1, 2006 at which time monthly payments of principal and interest will be required. During the three months ended March 31, 2005, we assumed three secured, non-recourse notes, totaling $22.5 million, excluding premiums, in conjunction with the acquisition of three properties (see "Note 2—Real Estate"). These assumed notes bear fixed interest rates ranging from 5.69% to 7.40% and require monthly payments of principal and interest. The maturity dates of such assumed notes range from December 2013 to November 2022. Pursuant to SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $1.5 million, which will be amortized to interest expense over the remaining life of the underlying notes.

        We have a senior secured revolving credit facility with a current capacity of $225 million with a syndicated group led by JP Morgan Securities (formerly BankOne). The credit facility currently bears interest at either LIBOR plus 1.125% to 1.500%, or, at our election, the prime rate and is subject to an annual 0.250% facility fee. This credit facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverage and consolidated leverage.

        As of March 31, 2005, the gross book value of all our properties was approximately $855.3 million and the total gross book value of all properties securing our fixed rate mortgage debt and secured credit facility was approximately $353.4 million and $282.4 million, respectively. Our debt has various covenants and management believes we were in compliance with all of these covenants as of March 31, 2005.

Note 4—Hedging Activities

        We continue to enter into forward treasury locks in anticipation of issuing future fixed rate debt to fund future property acquisitions. We are entering into such treasury locks to hedge our exposure to the variability in interest rates and are therefore mitigating the risk of changes in future payments of interest for anticipated fixed rate debt issuances over a maximum period of 12 months (excluding forecasted transactions related to the payment of variable interest on our existing senior secured revolving credit facility). As required by SFAS 133, we record all derivatives on the balance sheet at fair value. These forward treasury lock hedges have been designated as cash flow hedges for accounting purposes.

        As of March 31, 2005, we had entered into a total of six cash flow hedging transactions, of which three have been settled. Of the three settled hedges, two have been attributed to fixed rate debt and the balances of such hedges are being amortized to interest expense over the life of the assigned debt, and the third hedge was re-hedged on the date of settlement. The three unsettled hedges are recorded in other comprehensive income (loss) at their fair value. As of March 31, 2005, these outstanding derivatives with a fair value of $2.4 million were included in other assets. Unrealized gains of $2.1 million and $150,000 were recorded during the first quarter of 2005 and 2004, respectively, to shareholders' equity and comprehensive income as a result of the change in fair value of the outstanding hedges.

        As of March 31, 2005, the total accumulated other comprehensive income (loss) balance pertaining to the cash flow hedges was approximately $2.0 million. Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges will be amortized to interest expense as interest payments are made on our anticipated future debt issuance. During the next 12 months, we estimate that $528,000 will be amortized from other comprehensive income (loss) to interest expense resulting in an increase of our interest expense.

Note 5—Public Offerings

        On June 28, 2004, we filed our third registration statement with the Securities Exchange Commission ("SEC") covering a public offering of our common stock and the registration statement was declared effective on October 18, 2004. The common stock is being offered at a price of $10.50 per share for a maximum of 40,000,000 shares. The registration statement also covers up to 13,000,000 shares available pursuant to our distribution reinvestment plan. We will continue to sell shares under this offering and potential follow-on offerings, providing capital primarily for acquisitions. As of March 31, 2005, we had sold 25,190,548 shares pursuant to our third public offering for gross proceeds of approximately $264.1 million.

        On January 24, 2005, we filed our fourth registration statement with the SEC covering one or more public offerings of our common stock with gross offering proceeds of up to $1.0 billion, including proceeds from our distribution reinvestment plan. As of March 31, 2005, this registration statement had not been declared effective.

Note 6—Our Partnership's Private Placement

        Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to investors will be 100% leased by our partnership, and such leases will contain purchase options whereby our partnership will have the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code.

        Our partnership will pay certain up-front fees and reimburse certain related expenses to our advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the "Facilitator") for raising capital through the private placement. Our advisor is obligated to pay all of the offering and marketing related costs associated with the private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through the private placement. In addition, our partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the private placement. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers. Our partnership is also obligated to pay a transaction facilitation fee to the Facilitator, an affiliate of our advisor, of up to 1.5% of gross equity proceeds raised through the private placement.

        During the three months ended March 31, 2005 and 2004, we raised approximately $18.0 and $1.9 million, respectively, from the sale of undivided tenancy-in-common interests in our properties, which is included in financing obligations in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98 "Accounting for Leases" ("SFAS No. 98"). In accordance with SFAS No. 98, a portion of the rental payments made by our partnership to owners of tenancy-in-common interests will be recognized by our partnership as interest expense using the interest method.

        During the three months ended March 31, 2005, and 2004, our partnership incurred upfront costs of approximately $1.6 million and $190,000, respectively, payable to our advisor and other affiliates for affecting these transactions which are recorded as deferred loan costs. Such deferred loan costs are amortized to interest expense over the life of the financing obligation. If our partnership elects to exercise any purchase option as described above and issue limited partnership units, the unamortized portion of the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be recorded against shareholders' equity as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, the remaining unamortized portion of the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be considered in the calculation of a gain or loss on the sale of real estate. On April 8, 2005, our partnership issued approximately $4.45 million of limited partnership units in conjunction with the exercise of a purchase option for a property in which it had sold tenancy-in-common interests (see "Note 9—Subsequent Events").

Note 7—Minority Interest

        Minority interest consists of the following as of:

Partnership Units	March 31, 2005	December 31, 2004
Limited partnership units	$—	$—
Limited partnership Special Units	1,000	1,000

Total	$1,000	$1,000

Limited Partnership Units

        At March 31, 2005, our partnership was approximately 99.9% owned by Dividend Capital and 0.1% by our advisor. Limited partnership units are redeemable at the option of the unit holder. We, as the general partner of our partnership, have the option of redeeming the limited partnership units with cash or with common shares. At inception (April 12, 2002), our partnership issued 20,000 limited partnership units to our advisor for gross proceeds of $200,000. The allocation of net loss to the limited partnership unit holders for the period ended December 31, 2002, had reduced the minority interest balance to zero. The excess loss attributable to the minority interest will be applied to future income attributable to the minority interest.

Limited Partnership Special Units

        During 2002, our partnership issued 10,000 Special Units to an affiliate of our advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of our partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular partnership interests in aggregate have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by our partnership upon the disposition of our partnership's assets.

Note 8—Related Party Transactions

Advisory Agreement

        We have entered into an Advisory Agreement with our advisor pursuant to which we will pay certain acquisition and asset management fees to our advisor. Our advisor is considered a related party as certain indirect owners and employees of our advisor serve as our executives. The amount of such acquisition fees is equal to 1% of the aggregate purchase price of properties we acquire. During the three months ended March 31, 2005, and 2004, our advisor earned approximately $965,000 and $775,000, respectively, for acquisition fees which are accounted for as part of the basis of the acquired properties.

        We pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we own in excess of $170 million. During the three months ended March 31, 2005, we incurred asset management fees of $1.2 million. We did not incur any asset management fees during the three months ended March 31, 2004, as the total undepreciated cost of our properties did not exceed the aforementioned threshold of $170 million.

        Pursuant to the Advisory Agreement, our advisor is obligated to advance all of our organization and offering costs subject to its right to be reimbursed for such costs by us in an amount up to 2% of the aggregate gross offering proceeds raised. Such organization and offering costs include, but are not limited to, actual legal, accounting, printing and other expenses attributable to organizing Dividend Capital, preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by our advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee (see below). During the three months ended March 31, 2005, and 2004, our advisor incurred approximately $2.1 and $1.9 million of organization and offering costs, respectively. During the three months ended March 31, 2005, and 2004, we reimbursed our advisor approximately $2.8 and $1.9 million, respectively. As of March 31, 2005, the net un-reimbursed amount of organization and offering costs incurred by our advisor, since inception (April 12, 2002), was approximately $4.2 million. If we are not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by us to our advisor for reimbursement of organization and offering costs.

        Our advisor is obligated to pay all of the offering and marketing related costs associated with our partnership's private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross proceeds raised through our partnership's private placement. During the three months ended March 31, 2005, and 2004, our partnership incurred approximately $321,000 and $57,000, respectively, payable to our advisor for such expense allowance.

        In accordance with the Advisory Agreement we are obligated, subject to certain limitations, to reimburse our advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that our advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three months ended March 31, 2005, and 2004, we have reimbursed $92,644 and $49,766, respectively, of such expenses. Such amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.

        As of March 31, 2005, and December 31, 2004, we owed our advisor approximately $609,000 and $576,000, respectively, which is included in other liabilities on the accompanying condensed consolidated balance sheets.

Dealer Manager Agreement

        We have entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which we will pay a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our public offerings to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We will also pay up to a 6% sales commission of gross offering proceeds raised pursuant to our public offerings. As of March 31, 2005, all sales commissions had been re-allowed to participating broker-dealers. For the three months ended March 31, 2005, and 2004, we incurred approximately $10.8 million and $8.0 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are included as a reduction of additional paid-in capital on the accompanying condensed consolidated balance sheets.

        We have also entered into a dealer manager agreement with the Dealer Manager pursuant to which we will pay a dealer manager fee of up to 1.5% of the gross proceeds raised through our partnership's private placement. We will also pay the Dealer Manager a sales commission up to 5.0% of the gross proceeds raised through our partnership's private placement. As of March 31, 2005, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. For the three months ended March 31, 2005, and 2004, we incurred up front fees of approximately $1.0 million and $85,000, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are included in deferred loan costs on the accompanying condensed consolidated balance sheets and are being amortized to interest expense over the life of the financing obligation (see "Note 6—Our Partnership's Private Placement").

        Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12. No warrants are being offered in our third public offering. During the three months ended March 31, 2005, the Dealer Manager did not earn any soliciting dealer warrants as all shares sold during such period were in connection with our third public offering (see "Note 5—Public Offerings"). During the three months ended March 31, 2004, the Dealer Manager earned approximately 410,000 soliciting dealer warrants in connection with our first public offering. As of March 31, 2005, the Dealer Manager had earned a total of approximately 2,200,000 warrants and using the fair value provisions of SFAS No. 123, the estimated fair value of the warrants earned as of March 31, 2005, was approximately $1,613,000. These warrants do not have an impact on our condensed consolidated statement of operations as the value of these warrants is a cost of raising capital and therefore deducted from additional paid-in capital within shareholder's equity.

        As of March 31, 2005, and December 31, 2004, we owed the Dealer Manager approximately $709,000 and $828,000, respectively, in relation to the fees described above which is included in other liabilities on the accompanying condensed consolidated balance sheets.

Facilitator Agreement

        We have entered into an agreement with the Facilitator whereby we will pay a transaction facilitation fee associated with our partnership's private placement. We will pay the Facilitator up to 1.5% of the gross equity proceeds raised through our partnership's private placement for the transaction facilitation fee. For the three months ended March 31, 2005, and 2004, we incurred approximately $241,000 and $29,000, respectively, payable to the Facilitator.

Note 9—Subsequent Events

Private Placement Transaction

        In connection with our partnership's private placement (see "Note 6—Our Partnership's Private Placement"), on April 8, 2005, our partnership exercised its right to acquire a previously identified replacement property from seven individual investors in exchange for limited partnership units in our partnership. The exchange resulted in the issuance of 424,352 limited partnership units with a total value of approximately $4.5 million.

Purchase of Baltimore Portfolio

        On April 12, 2005, we acquired a portfolio consisting of seven distribution facilities and comprising 874,701 square feet located in Baltimore, Maryland. Upon acquisition, the portfolio was 100% leased to 15 customers. We purchased the portfolio for a total estimated cost of approximately $43.2 million, which includes an acquisition fee of $425,000 paid to our advisor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "continue," or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers' ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

        Dividend Capital was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate customers. In order to provide capital for these investments, we are selling our common stock through public offerings. We intend to continue raising significant amounts of capital through our third offering and potential follow-on offerings, through our partnership's private placement more fully described below and through the issuance of debt.

        A primary focus of ours is to build a diversified portfolio of properties in terms of geography and the industry group of our customers that will satisfy our corporate objectives of maximizing cash available for distributions to investors, preserving our capital, and realizing growth in the value of our portfolio over time.

Liquidity and Capital Resources

Overview

        Other than national economic conditions affecting real estate in general, our management is not currently aware of any material trends or uncertainties, favorable or unfavorable that may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

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

  •
  Capital from co-investment partners; and

  •
  Cash flow from operations.

        Over the short term, we believe that our sources of capital, specifically our cash flow from operations, borrowings under our credit facility and our ability to raise capital through public offerings and our partnership's private placement, are adequate and will continue to be adequate to meet our liquidity requirements and capital commitments. These liquidity requirements and capital commitments include the payment of distributions, capital expenditures at our properties, forward purchase commitments (as more fully described below) and the acquisition of 28 buildings which are currently under contract or have closed since March 31, 2005. These buildings total approximately 4.1 million square feet and have an aggregate purchase price of approximately $190.0 million. We anticipate that the acquisitions that have not yet closed will close over the next several months. However, the contracts related to such acquisitions are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

        Over the longer term, we anticipate we will continue to utilize the same sources of capital we rely on to meet our short term liquidity requirements; however, we also expect to utilize additional secured and unsecured financings and capital from co-investment partners. We expect these resources will be adequate to fund our operating activities and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with additional potential forward purchase commitments.

        During the three months ended March 31, 2005, and 2004, cash generated from financing activities was approximately $190.0 million and $91.5 million, respectively. This increase was generally comprised of an increase in gross proceeds generated by our public offerings and our partnership's private placement of approximately $53.5 million compared to the same period in 2004. Additionally, cash provided by operating activities increased to approximately $10.8 million for the three months ended March 31, 2005, from approximately $3.1 million for the same period ended March 31, 2004, due to the additional properties owned during the 2005 period. These sources of capital were primarily utilized to fund approximately $76.5 million and $29.7 million of cash invested in real estate during the three months ended March 31, 2005, and 2004, respectively. Our management anticipates that over time, cash provided by operating activities, debt proceeds and cash from co-investment partners will become a larger portion of our capital resources.

Public Offering

        On June 28, 2004, we filed our third registration statement with the SEC covering our third public offering of our common stock and the registration statement was declared effective on October 18, 2004. The common stock is being offered at a price of $10.50 per share for a maximum of 40,000,000 shares. The registration statement also covers up to 13,000,000 shares available pursuant to our distribution reinvestment plan. We will continue to sell shares under this offering and potential follow-on offerings, providing capital primarily for acquisitions. For the three months ended March 31, 2005, we raised gross proceeds of approximately $137.7 million and as of March 31, 2005, we had sold 25,190,548 shares pursuant to our third public offering for total gross proceeds of approximately $264.1 million.

Our Partnership's Private Placement

        Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to investors will be 100% leased by our partnership, and such leases will contain purchase options whereby our partnership will have the right to acquire the tenancy-in-common interests from the investors commencing at the beginning of the 15th month and terminating at the end of the 18th month of the lease in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code. During the three months ended March 31, 2005, we raised approximately $18.0 million and as of March 31, 2005, we have raised a total of approximately $50.6 million from the sale of undivided tenancy-in-common interests in our properties pursuant to our partnership's private placement.

Forward Capital Commitment Agreement

        In October 2004, we entered into a forward capital commitment with Wachovia Bank National Association ("Wachovia") in connection with our commitment to acquire two buildings located in Atlanta, Georgia, comprising 677,667 square feet from an unrelated third-party developer. We have entered into this binding agreement with Wachovia, the construction lender, to purchase the two buildings at a price of up to $29.0 million. Our obligation to acquire the buildings from the developer upon completion can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs. In order to provide security to Wachovia under this capital commitment, we were required to place $4.9 million in escrow in lieu of a letter of credit, which is included in restricted cash on the condensed consolidated balance sheet. We anticipate funding this commitment in 2006 with proceeds from our public offerings and debt.

Distributions

        The payment of distributions is determined by our Board of Directors and may be adjusted at its discretion at any time. In December 2004, our Board of Directors set the 2005 distribution level at an annualized $0.64 per share. The distribution was set by our Board of Directors at a level we believe to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions and projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations. During the three months ended March 31, 2005, our board of directors declared distributions totaling approximately $11.7 million and we paid the fourth quarter 2004 distributions totaling approximately $9.7 million. To fund total distributions, we utilized both funds from operations and debt proceeds.

        The short term dilution of operating results brought upon by the pace of raising capital meeting or exceeding the pace at which we have deployed such capital during the initial stages of our existence was anticipated and is a byproduct of our continued effort to build a high-quality portfolio. It is our objective to add accretive leverage to the balance sheet and to conservatively fund our distributions from funds from operations over time.

Distribution Reinvestment Plan

        Pursuant to our distribution reinvestment plan, $6.3 million and $1.4 million of the distributions declared during the three months ended March 31, 2005, and 2004, respectively, was satisfied through the issuance of our common stock. For the same period in 2005 and 2004, 631,077 and 148,799 shares, respectively were issued pursuant to our distribution reinvestment plan at a 5.0% discount from our then current public offering share price for a discounted purchase price of $9.975 and $9.50 per share, respectively.

Debt Service Requirements

        As of March 31, 2005, we had total outstanding debt, excluding financing obligations (see "Note 6—Our Partnership's Private Placement" to the condensed consolidated financial statements), of approximately $219 million, exclusive of premiums, consisting primarily of secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly payments of interest and require, or will ultimately require, monthly repayments of principal (see "Note 3—Debt" to the condensed consolidated financial statements). Currently, cash flow from operations is sufficient to satisfy these debt service requirements and we anticipate that they will continue to be sufficient to satisfy these requirements over time.

        As of March 31, 2005, the gross book value of all of our properties was approximately $855.3 million and the gross book value of all properties securing our fixed rate mortgage debt and secured credit facility was approximately $353.4 million and $282.4 million, respectively. Our debt has various covenants and management believes we were in compliance with all of these covenants at March 31, 2005.

Results of Operations

Summary

        As of March 31, 2005, we owned 112 properties located in 17 markets across the United States, 97 of which were acquired after March 31, 2004. As a result of the acquisition of 97 properties subsequent to March 31, 2004, the revenues and expenses from our operations for the three months ended March 31, 2005, reflect a significant increase compared to the revenues and expenses from our operations for the three months ended March 31, 2004. The following table describes our portfolio as of March 31, 2005, and 2004, respectively:

	As of March 31,
	2005				2004
Market	Number of Buildings	Gross Book Value	Gross Leasable Area	Occupancy(1)	Number of Buildings	Gross Book Value	Gross Leasable Area	Occupancy(1)
Atlanta	18	$147,536,587	3,946,931	88.0%	1	$15,051,295	414,160	100.0%
Boston	5	26,897,276	405,741	78.2%	—	—	—	—
Chicago	2	33,096,000	661,785	100.0%	1	11,369,570	222,122	100.0%
Cincinnati	7	78,930,383	1,797,369	97.6%	3	26,241,585	470,957	100.0%
Dallas	18	93,181,861	2,330,906	90.6%	3	40,711,130	982,776	86.8%
Denver	1	8,999,806	160,232	100.0%	—	—	—	—
Houston	21	83,807,929	1,622,270	88.2%	1	8,596,927	189,467	100.0%
Indianapolis	1	15,186,262	442,127	100.0%	1	15,559,470	442,127	68.3%
Los Angeles	4	32,743,856	444,066	100.0%	1	10,317,311	201,493	100.0%
Louisville	2	18,350,820	521,000	100.0%	—	—	—	—
Memphis	7	114,199,030	3,115,756	99.3%	2	14,888,160	392,006	94.2%
Nashville	3	59,340,369	1,699,530	100.0%	2	39,280,336	1,179,530	100.0%
Orlando	2	15,779,127	367,137	100.0%	—	—	—	—
Philadelphia	1	5,163,291	100,000	100.0%
Phoenix	13	78,945,463	1,474,963	87.5%	—	—	—	—
San Antonio	2	7,724,491	172,050	100.0%	—	—	—	—
San Francisco	5	35,387,439	474,636	100.0%	—	—	—	—

Total	112	$855,269,990	19,736,499	93.8%	15	$182,015,784	4,494,638	93.5%

(1)
The total vacant square footage as of March 31, 2005, and 2004, was 1,223,144 and 292,862, respectively. Of the vacant space as of March 31, 2005 and 2004, we had 651,759 and 292,862 square feet, respectively, under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. The total percentage of square feet leased, including space covered by master leases was 97.1% and 100.0% as of March 31, 2005, and 2004, respectively. For financial reporting purposes under GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenues.

Three months ended March 31, 2005, compared to the three months ended March 31, 2004

        Although we recognized a net loss for the three months ended March 31, 2005 compared to net income for the three months ended March 31, 2004, our cash provided by operating activities increased from approximately $3.1 million for the three months ended March 31, 2004, to approximately $10.8 million for the three months ended March 31, 2005. This increase is primarily a result of the acquisitions noted above. The fact that we recognized a net loss despite an increase in operating activities as described above, is primarily a result of depreciation. Depreciation as a percent of revenues for the three months ended March 31, 2005, and 2004, was 61.1% and 45.8%, respectively. This difference was primarily a result of proportionately more value being attributed to tenant improvements and intangible assets, pursuant to the SFAS No. 141, associated with in-place leases. The acquisitions made subsequent to March 31, 2004, have proportionately higher tenant improvements associated with smaller demised spaces and thus higher rental rates causing in-place leases to have a greater value. This in turn resulted in proportionately greater depreciation and amortization expense recognized for the first quarter of the 2005 as the remaining life of such assets is significantly shorter than other long-lived assets such as building and building improvements (see "Note 1—Organization and Summary of Significant Accounting Policies" to the condensed consolidated financial statements). The following table illustrates the relative allocation of the costs of our properties as of March 31, 2005, and 2004.

	As of March 31,
	2005		2004
	Balance	% of Total	Balance	% of Total
Land	134,763,015	15.9%	20,968,862	11.6%
Land Improvements	63,617,720	7.5%	10,933,561	6.1%
Building	508,141,044	60.0%	124,131,386	68.7%
Lease Related Assets(1)	140,735,535	16.6%	24,521,838	13.6%

Total	847,257,314	100.0%	180,555,647	100.0%

(1)
Lease related assets are comprised of tenant improvements, tenant leasing costs, intangible assets, above market rents and below market rents.

        The components of the increase in operating activities are reflected in the changes in rental revenues, interest and other income, property operating expenses and other expenses as more fully described below.

	Three Months Ended March 31,
Rental Revenues and Other Real Estate Income
	2005	2004	$ Change
Base rental revenue:
Same store	$3,021,924	$2,820,028	$201,896
2005 acquisitions	970,687	—	970,687
2004 acquisitions	11,582,649	57,644	11,525,005
Other real estate income	3,669,321	600,253	3,069,068
Straight-line rents	800,501	117,994	682,507
Above and below market rents, net	(443,037)	(14,008)	(429,029)

Total	$19,602,045	$3,581,911	16,020,134

        Rental revenues and other real estate income were higher in the three months ended March 31, 2005, than in the three months ended March 31, 2004, primarily due to the operations of 97 properties acquired subsequent to March 31, 2004. As of March 31, 2005, and 2004, we owned 112 and 15 properties, respectively. The increase in straight-line rents over the same periods is mainly attributable to the revenue generated by newly acquired leases resulting from the 97 aforementioned property acquisitions. The decrease in above and below market rents is due to the majority of the properties acquired subsequent to March 31, 2004, having leases with rental rates proportionately higher than market rental rates measured at the time of acquisition.

	Three Months Ended March 31,
Interest and Other Income
	2005	2004	$ Change
Interest and other income	$610,390	$13,324	$597,066

        Interest and other income consist primarily of interest income on cash balances and notes receivable. The increase in interest income is due to higher cash balances held in interest bearing bank accounts during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. In addition, we have $8.2 million in notes receivable outstanding as of March 31, 2005, $7.5 million of which was issued subsequent to March 31, 2004, to a third-party national real estate developer. Collectively, these notes earned interest income of approximately $133,000 for the three months ended March 31, 2005, as compared to $2,000 for the three months ended March 31 2004.

	Three Months Ended March 31,
Property Operating Expenses
	2005	2004	$ Change
Properties:
Same store	$823,088	$796,900	$26,188
2005 acquisitions	71,268	—	71,268
2004 acquisitions	3,924,428	950	3,923,478

Total	$4,818,784	$797,850	$4,020,934

        Property operating expenses were higher in the three months ended March 31, 2005, than in the three months ended March 31, 2004, primarily due to the operations of 97 properties acquired subsequent to March 31, 2004. As of March 31, 2005, and 2004, we owned 112 and 15 properties, respectively.

	Three Months Ended March 31,
Other Expenses
	2005	2004	$ Change
Depreciation and amortization	$12,350,161	$1,646,277	$10,703,884
Interest	3,717,621	650,588	3,067,033
General and administrative	727,875	328,074	399,801
Asset management fees, related party	1,179,473	—	1,179,473

Total	$17,975,130	$2,624,939	$15,350,191

        The increase in interest expense is attributable to higher mortgage note balances and higher financing obligation balances that were outstanding during the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Depreciation and amortization expense was higher during the three months ended March 31, 2005, than in the three months ended March 31, 2004, primarily due to the acquisition of 97 additional properties with a gross book value of $674.7 million. General and administrative expenses were higher during the three months ended March 31, 2005, than in the three months ended March 31, 2004, as a result of increased compliance costs associated with the Sarbanes-Oxley Act of 2002 and an increase in general business activities. The increase in asset management fees payable to our advisor (see "Note 8—Related Party Transactions" to the condensed consolidated financial statements) was attributable to the aforementioned acquisition of additional properties.

Off-Balance Sheet Arrangements

        As of March 31, 2005, December 31, 2004, and March 31, 2004, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

General

        In our Form 10-K filed for the year ended December 31, 2004, we discuss the critical accounting policies which management believes are most "critical" to the presentation of our financial condition and results of operations which require our management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. As of March 31, 2005, no additional critical accounting policies had been identified other than those set forth in our Form 10-K filed for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss from adverse changes in market conditions such as prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to shareholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes our risk related to fluctuating interest rates.

        Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks as part of our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During the first quarter of 2005, such derivatives were used to hedge the variable cash flows associated with $150 million of forecasted issuances of debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        As of March 31, 2005, we had three treasury lock hedges which had not been settled and were, therefore, subject to variability based upon market interest rates. We estimate the fair value of our treasury lock agreements by calculating the present value of the difference between the corresponding locked treasury rates and the expected yield on the specific treasury obligations referenced in the treasury lock agreement. Based upon this calculation, the assets associated with these hedges would become a liability of $2.1 million if the market interest rate of the referenced treasury obligation were to decrease 10% (0.45)%, based upon the prevailing market rate at March 31, 2005). Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. If the prevailing market interest rates relevant to our variable rate debt as of March 31, 2005, were to increase 10% (.575)%, based upon prevailing market rates at March 31, 2005), it would not have a material effect on the results of our operations.

        As of March 31, 2005, the estimated fair value of our debt was $220.7 million based on our estimate of the then current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2005, the end of the period covered by this quarterly report. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Dividend Capital have been detected. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

        We expect to fund the redemption price of any share redemptions with proceeds received from the sale of shares pursuant to the distribution reinvestment plan. Our board of directors may, at its sole discretion, choose to use other sources of funds to redeem shares. The table below sets forth information regarding our redemption of common stock from our shareholders for the quarter ended March 31, 2005.

Period	Total Number of Shares Repurchased(1)	Average Price per Share
January 2005	$—	$—
February 2005	—	—
March 2005	119,950	9.91

Total	$119,950	$9.91

(1)
These shares were redeemed pursuant to our share redemption program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

  a.
  Exhibits

  31.1
  Rule 13a-14(a) Certification of Principal Executive Officer

  31.2
  Rule 13a-14(a) Certification of Principal Financial Officer

  32.1
  Section 1350 Certification of Principal Executive Officer

  32.2
  Section 1350 Certification of Principal Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.
Date: May 10, 2005	/s/ EVAN H. ZUCKER Evan H. Zucker Chief Executive Officer
Date: May 10, 2005	/s/ JAMES R. MULVIHILL James R. Mulvihill Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer