Form 10-Q
period 2005-06-30
DIVIDEND CAPITAL TRUST INC
filed 2005-08-15
CIK 1170991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

As of July 30, 2005, 102,264,040 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiaries
Index to Form 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Land	$172,489,708	$120,054,674
Buildings and improvements	788,408,233	572,284,194
Intangible lease assets	88,036,276	61,724,701
Less accumulated depreciation and amortization	(49,690,640)	(21,862,036)
Net Investment in Real Estate	999,243,577	732,201,533
Cash and cash equivalents	174,020,909	23,520,267
Restricted cash	6,972,399	5,414,224
Notes receivable	8,178,700	4,238,700
Deferred loan costs, net	10,284,393	7,156,477
Deferred acquisition costs and deposits	17,135,191	5,406,882
Straight line rent receivable	3,630,410	2,219,466
Other receivables	10,409,546	3,484,597
Other assets, net	381,927	1,166,124
Total Assets	$1,230,257,052	$784,808,270
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,867,542	$4,021,807
Accrued real estate taxes	5,517,701	2,281,115
Dividends payable	14,126,108	9,737,171
Tenant prepaids and security deposits	4,735,113	4,038,534
Other liabilities	5,379,023	2,842,538
Intangible lease liability, net	7,651,068	5,518,657
Line of credit	12,000	4,000
Mortgage notes	295,288,282	142,754,768
Financing obligations	63,924,046	32,394,877
Total Liabilities	402,500,883	203,593,467
Minority Interest	3,890,403	1,000
Shareholders’ Equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 96,685,220 and 67,719,883 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	966,852	677,199
Additional paid-in capital	885,340,490	611,440,163
Distributions in excess of earnings	(54,280,636)	(26,635,877)
Accumulated other comprehensive income (loss)	(8,160,940)	(4,267,682)
Total Shareholders’ Equity	823,865,766	581,213,803
Total Liabilities and Shareholders’ Equity	$1,230,257,052	$784,808,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE:
Rental revenue	$19,459,832	$4,487,466	$35,392,556	$7,469,124
Other real estate income	4,095,837	1,018,938	7,765,158	1,619,191
Gain on early lease terminations	2,817,322	—	2,817,322	—
Interest income	980,745	227,352	1,591,135	240,676
Total Revenue	27,353,736	5,733,756	47,566,171	9,328,991
EXPENSES:
Real estate taxes	2,892,340	622,195	5,327,595	1,021,393
Operating expenses	2,466,040	493,809	4,849,569	892,461
Depreciation and amortization expense	14,192,197	2,764,558	26,542,358	4,410,835
Interest expense	4,827,468	894,016	8,545,089	1,544,604
General and administrative expenses	700,900	311,032	1,428,775	639,106
Asset management fees, related party	1,523,657	145,294	2,703,130	145,294
Total Expenses	26,602,602	5,230,904	49,396,516	8,653,693
Net Income Before Minority Interest	751,134	502,852	(1,830,345)	675,298
Minority Interest	(3,301)	—	(3,301)	—
NET INCOME (LOSS)	$747,833	$502,852	$(1,833,646)	$675,298
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	88,065,641	29,536,541	81,331,123	23,062,383
Diluted	88,472,687	29,556,541	81,544,646	23,082,383
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$0.02	$(0.02)	$0.03
Diluted	$0.01	$0.02	$(0.02)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity
and Other Comprehensive Loss
For the Six Months Ended June 30, 2005

(Unaudited)

					Accumulated
			Additional	Distributions	Other	Total
	Common Shares		Paid-in	in Excess of	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2004	67,719,883	$677,199	$611,440,163	$(26,635,877)	$(4,267,682)	$581,213,803
Comprehensive loss:
Net loss	—	—	—	(1,833,644)	—	$(1,833,644)
Net unrealized change in cash flow hedging derivatives	—	—	—	—	(4,138,875)	(4,138,875)
Amortization of cash flow hedging derivatives	—	—	—	—	245,617	245,617
Comprehensive loss						(5,726,902)
Issuance of common shares, net of offering costs	29,273,640	292,736	277,034,564	—	—	277,327,300
Redemption of common shares	(308,303)	(3,083)	(3,147,667)	—	—	(3,150,750)
Amortization of stock options	—	—	13,430	—	—	13,430
Dividends on common shares	—	—	—	(25,811,115)	—	(25,811,115)
Balances, June 30, 2005	96,685,220	$966,852	$885,340,490	$(54,280,636)	$(8,160,940)	$823,865,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(1,833,646)	$675,298
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	3,301	—
Real estate depreciation and amortization	25,651,864	4,332,464
Straight-line rents and amortization of above/below market rents	(637,389)	(299,226)
Other depreciation and amortization	1,653,852	312,777
(Increase) decrease in other assets	(1,101,823)	180,478
Loss on hedging activities	71,850	—
Increase in accounts payable, accrued expenses and other liabilities	3,538,963	1,306,335
Net cash provided by operating activities	27,346,972	6,508,126
INVESTING ACTIVITIES:
Real estate investments	(202,067,965)	(177,975,422)
Decrease in restricted cash	4,854,224	—
Increase in deferred acquistion costs	(6,384,949)	(25,190)
Increase in notes receivable	(3,940,000)	(4,314,000)
Master lease payments	1,981,203	572,784
Net cash used in investing activities	(205,557,487)	(181,741,828)
FINANCING ACTIVITIES:
Net proceeds from line of credit	8,000	3,402,000
Proceeds from mortgage notes	57,000,000	—
Principal payments on mortgage notes	(1,052,756)	(245,351)
Proceeds from financing obligations	36,332,008	3,271,718
Principal payments on financing obligations	(552,466)	(32,430)
Increase in deferred loan costs	(4,599,135)	(2,348,966)
Proceeds from sale of common shares	291,053,477	244,934,660
Offering costs for issuance of common shares, related party	(27,658,303)	(22,898,894)
Redemption of common shares	(3,150,751)	—
Increase in restricted cash	(6,412,399)	—
Settlement of cash flow hedging derivative	(2,232,154)	—
Distributions to common shareholders	(10,024,364)	(2,070,616)
Net cash provided by financing activities	328,711,157	224,012,121
NET INCREASE IN CASH AND CASH EQUIVALENTS	150,500,642	48,778,419
CASH AND CASH EQUIVALENTS, beginning of period	23,520,267	4,076,642
CASH AND CASH EQUIVALENTS, end of period	174,020,909	52,855,061
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest expense	$7,970,444	$1,172,756
Assumption of secured debt in connection with real estate aquired	$91,627,159	$44,410,729
Amount issued pursuant to the distribution reinvestment plan	$11,456,483	$2,070,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization

Dividend Capital Trust Inc., was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate customers. We have qualified as a real estate investment trust (“REIT”) for federal tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of our current and future business is and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (our partnership), a Delaware limited partnership, and certain wholly owned subsidiaries of our partnership. As used herein, “Dividend Capital”, “we” and “us” refer to Dividend Capital Trust Inc. and its consolidated subsidiaries except where the context otherwise requires.

Our day to day activities are managed by Dividend Capital Advisors LLC (our advisor), an affiliate, under the terms and conditions of an advisory agreement. Our advisor is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of a dealer manager agreement, Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of our public offerings and private offerings. The Dealer Manager is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. Our advisor and the Dealer Manager receive compensation and fees for services relating to our offering and for the investment and management of our assets (see “Note 8—Related Party Transactions”).

Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2004, and related notes thereto.

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

Upon acquisition, the total estimated cost of a property is allocated to land, building, land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). The allocation of the total estimated cost to land, building, land improvements and tenant improvements is based on our estimate of their fair value based on all available information such as appraisals, property condition reports and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition should be recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rate for similar liabilities. The allocation of the total estimated cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include estimates for leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to rental revenue.

Real estate, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building improvements and land improvements	5 to 20 years
Tenant improvements and leasing costs	Term of lease
Intangible lease assets and liabilities	Average term of leases for building
Above/below market rent assets/liabilities	Term of lease

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

Restricted Cash

Restricted cash includes certain cash held in escrow for such things as property acquisitions, utility deposits, real estate tax payments, issuance of mortgage debt and collateral for hedging instruments.

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

Debt

Debt consists of fixed rate secured mortgage debt and a senior secured revolving credit facility. The fixed rate secured mortgage debt includes a premium, net of accumulated amortization, of approximately $7.5 million as of June 30, 2005.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), net unrealized gain (loss) in cash flow hedging derivatives and accumulated amortization of hedging derivatives, which were approximately $(1.8) million, $(8.4) million and $246,000, respectively, as of, and for the six months ended June 30, 2005. As of, and for the six months ended June 30, 2004, net income and the net unrealized gain in cash flow hedging derivatives was $675,298 and $424,484, respectively, and there was no accumulated amortization of hedging derivatives. We report comprehensive income (loss) in our condensed consolidated statement of shareholders’ equity and other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to settled and assigned hedging transactions will be amortized to interest expense over the life of our hedged debt issuance(s). Changes in the fair value of unsettled hedging transactions are reflected in accumulated other comprehensive income (loss). Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions are reported on our statements of operations when the determination of the ineffectiveness is made. During the three and six months ended June 30, 2005, there was a realized loss of approximately $72,000 related to ineffectiveness on our hedging activities (see “Note 4—Hedging Activities”). There was no gain or loss related to ineffectiveness of hedging activities recognized during the three and six months ended June 30, 2004.

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative. Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk are considered “fair value” hedges. Derivatives used to hedge exposure to variability in expected future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges. As of June 30, 2005, none of our derivatives were designated as fair value hedges.

For derivatives designated as cash flow hedges, the changes in the fair value of the derivative that represent changes in expected future cash flows that are effectively hedged by the derivative are initially reported in other comprehensive income (loss) on the balance sheet (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the cash flow hedge is recognized in other comprehensive income and amortized over the term of designated cash flow or transaction the derivative was intended to hedge. Any change in value of the derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each cash flow hedge relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as cash flow hedges.

Our objective in using derivatives is to add predictability of interest expense related to future financings and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use treasury locks in our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the six months ended June 30, 2005 and 2004, such derivatives were used to hedge the variability in future interest expense associated with forecasted issuances of debt.

Revenue Recognition

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers that we expect to collect over the remaining lease term rather than currently, which will be recorded as deferred rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three and six months ended June 30, 2005, the total increase to rental revenues due to straight line rent adjustments was $727,000 and $1.5 million, respectively. For the three and six months ended June 30, 2004, the total increase to rental revenues due to straight line rent adjustments was $260,000 and $378,000, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above and/or below the estimated market rental rates measured at the date of acquisition. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and are amortized to rental revenues over the life of the respective leases. For the three and six months ended June 30, 2005, the total net decrease to rental revenues due to the amortization of above and below market rents was $447,000 and $890,000, respectively. The total net decrease during the same periods in 2004 was $64,000 and $78,000, respectively.

In connection with certain property acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue. For the three and six months ended June 30, 2005, total master lease payments were approximately $1.0 million and $2.0 million, respectively. The total master lease payments earned during the same periods in 2004 were approximately $302,000 and $573,000, respectively

During the three months ended June 30, 2005, we had a customer in a building located in Atlanta, Georgia terminate its lease early and pay an early termination fee of approximately $3.7 million. The net gain of approximately $2.8 million on the early termination of leases is included in the accompanying condensed consolidated statement of operations.

Stock-Based Compensation

We have a stock-based employee compensation plan and an independent director compensation plan. We account for these plans under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and its related interpretations. As of June 30, 2005, and December 31, 2004, we had 80,000 and 60,000 options, respectively, outstanding under the Director Stock Option Plan. As of June 30, 2005 and December 31, 2004, 107,500 options had been granted under the Employee Stock Option Plan. Options granted under both the Director Stock Option Plan and the Employee Stock Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of limited partnership units for common shares (see “Note 7—Minority Interest”).

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for public companies for annual periods beginning after June 15, 2005. The adoption of SFAS No. 123R will require the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. Management does not believe the adoption of SFAS No. 123R will have a material impact to our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto rights”. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. We intend to adopt the consolidation requirements of this consensus in the third quarter 2005 and do not believe that there will be a material impact on our financial position, results of operations or cash flows.

Note 2—Real Estate

Acquisitions

During the six months ended June 30, 2005, we acquired 25 properties located in six different target markets for a total estimated cost of approximately $284.9 million, including acquisition fees paid to our advisor. These properties were acquired using net proceeds from our public and private offerings and the assumption of approximately $91.6 million in mortgage debt, excluding a premium of approximately $5.4 million (see “Note 3—Debt”).

Wickes Distribution Center—Chicago, Illinois

On January 5, 2005, we acquired a distribution facility (“Wickes”) comprising 440,000 square feet located in Central DuPage County, a submarket of Chicago, Illinois. As of June 30, 2005, Wickes was 100% leased. Wickes was acquired for a total investment of approximately $21.7 million, including acquisition fees paid to our advisor.

Memphis Portfolio—Memphis, Tennessee

Beginning on February 2, 2005, and ending on May 13, 2005, we acquired the following seven distribution facilities in connection with our purchase agreement with Panattoni Development Company LLC (“Panattoni”), an unrelated third party: the Technicolor II Distribution Facility, the Shelby 4, 5, 18 & 19 Distribution Facilities and the Eastpark I & II Distribution Facilities. These facilities are located in Memphis, Tennessee and combine for approximately 3.6 million total rentable square feet. As of June 30, 2005, the aforementioned distribution facilities were collectively 93.6% leased. The remaining vacant space of approximately 234,000 square feet is subject to a master lease agreement whereby Panattoni is obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. We purchased these facilities for a total investment of approximately $131.6 million, including acquisition fees paid to our advisor. We assumed mortgage debt of approximately $30.6 million, exclusive of a $2.4 million premium, associated with the acquisition of these properties (see “Note 3—Debt”).

Iron Run Corporate Center—Philadelphia, Pennsylvania

On March 21, 2005, we purchased a distribution facility (“Iron Run”) comprising 100,000 square feet located in the Harrisburg/Lehigh Valley, a submarket of Philadelphia, Pennsylvania. As of June 30, 2005, Iron Run was 100% leased. We purchased Iron Run for a total investment of approximately $5.2 million, including acquisition fees paid to our advisor.

Miami Service Center—Miami, Florida

On April 7, 2005, we purchased a distribution facility (“Miami Service Center”) comprising 49,384 square feet located in Miami, Florida. As of June 30, 2005, Miami Service Center was 72.6% leased. We purchased Miami Service Center for a total investment of approximately $4.9 million, including acquisition fees paid to our advisor.

Baltimore-Washington Portfolio—Baltimore, Maryland

On April 12, 2005, we purchased seven distribution facilities (the “Baltimore-Washington portfolio”) comprising 874,455 square feet located in Baltimore, Maryland. As of June 30, 2005, the Baltimore-Washington portfolio was 96.7% leased. We purchased the Baltimore-Washington portfolio for a total investment of approximately $45.1 million, including acquisition fees paid to our advisor. We assumed mortgage debt of approximately $27.4 million, exclusive of a $1.8 million premium, associated with the acquisition of these properties (see “Note 3—Debt”).

Miami Commerce Center—Miami, Florida

On April 13, 2005, we purchased a distribution facility (“Miami Commerce Center”) comprising 201,399 square feet located in Miami, Florida. As of June 30, 2005, Miami Commerce Center was 100% leased. We purchased Miami Commerce Center for a total investment of approximately $13.5 million, including acquisition fees paid to our advisor. We assumed mortgage debt of approximately $6.4 million, exclusive of a $539,000 premium, associated with the acquisition of this facility (see “Note 3—Debt”).

Bunzl Distribution Center—Dallas, Texas

On May 26, 2005, we purchased a distribution facility (“Bunzl”) comprising 120,862 square feet located in Valwood, a submarket of Dallas, Texas. As of June 30, 2005, Bunzl was 100% leased. We purchased Bunzl for a total investment of approximately $3.7 million, including acquisition fees paid to our advisor. We assumed mortgage debt of approximately $2.5 million, exclusive of a $182,000 premium, associated with the acquisition of this facility (see “Note 3—Debt”).

Blackhawk Portfolio—Chicago, Illinois and Memphis, Tennessee

On June 13, 2005, we purchased six distribution facilities (“Blackhawk”) comprising 1,378,660 square feet. Five distribution facilities comprising 1,078,660 square feet are located in Chicago, Illinois. Another distribution facility comprising 300,000 square feet is located in Memphis, Tennessee. As of June 30, 2005, Blackhawk was 86.2% leased. We purchased Blackhawk for a total investment of approximately $59.2 million, including acquisition fees paid to our advisor. We assumed mortgage debt of approximately $24.7 million, exclusive of a $503,000 premium, associated with the acquisition of these properties (see “Note 3—Debt”).

Joint Ventures and Development Projects

Buford Distribution Center

In October 2004, we entered into a forward capital commitment with Wachovia Bank National Association (“Wachovia”) in connection with our commitment to acquire two buildings (the “Buford Distribution Center”) totaling 677,667 square feet from South-east Investment Properties, an unrelated third party developer. We have entered into this binding agreement with Wachovia, the construction lender, to purchase the Buford Distribution Center at a price of up to $29.0 million. Our obligation to acquire the buildings from the developer upon completion (which completion may be satisfied by either South-east Investment Properties or Wachovia) at a price mostly dependent upon leasing, with a minimum purchase price equal to actual development costs if not leased. In order to provide security to Wachovia under this capital commitment, we were required to provide them with a $4.9 million letter of credit. We anticipate funding this commitment in 2006 with net proceeds from our public and private offerings and debt.

Deltapoint Park

On March 28, 2005, a wholly-owned subsidiary of our partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unaffiliated third party, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC (“Deltapoint”), a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to the operating agreement of Deltapoint, we are obligated to make the majority of all capital contributions and we will receive a preferred annual return equal to 8.5%. On April 8, 2005, Deltapoint acquired 47 acres of land for a purchase price of approximately $2.2 million, which was funded primarily from the proceeds we contributed to Deltapoint. In May 2005, our partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the building from the joint venture upon completion, which can be satisfied under a variety of scenarios, at a price mostly dependent upon leasing, with a minimum purchase price equal to actual development costs if not leased.

SouthCreek IV Distribution Facility

On May 19, 2005, a wholly-owned subsidiary of our partnership entered into a joint venture agreement with SV Atlanta SouthCreek IV, L.P., an unaffiliated third party, to acquire 37 acres of land and to develop a 556,800 square foot distribution facility located in Atlanta, Georgia. SouthCreek IV-Atlanta, LLC (“SouthCreek”), a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to the operating agreement of SouthCreek, SV Atlanta SouthCreek IV, L.P. and our partnership’s subsidiary will provide approximately 3% and 97%, respectively, of the required equity capital to fund the development project, which is estimated to be approximately $5.6 million. Both parties will receive an 8.25% preferred return on their respective capital contributions. We have the right to purchase SV Atlanta SouthCreek IV, L.P.’s interest in South Creek at anytime after the later to occur of (i) stabilization of the project, and (ii) the date that is 18 months after completion of the project.

Panattoni Loans

On March 26, 2004, we entered into a strategic relationship with Panattoni Investments, LLC (“Panattoni”) pursuant to which we have committed to fund up to $15 million into various development projects. On March 26, 2004, in connection with properties to be developed in Plainfield, a sub-market of Indianapolis, we made our initial contribution of cash in exchange for notes receivable. We have since made subsequent contributions in connection with a property to be developed in Riverside, a sub-market of Los Angeles, Goodson Road, a property located in a sub-market of Atlanta and the Plainfield properties. In total, we have contributed $8.2 million in exchange for four notes receivable referred to as the Plainfield (comprised of two notes), Riverside and Goodson notes. In addition to the 9.5% interest initially earned on the notes, we obtained certain acquisition rights to the properties being developed. We have obtained with respect to each development project an option that gives us the right to purchase an equity interest in the entity owning the underlying property. This equity interest may be up to 5% of the total amount of the principal note balance outstanding at the time of contribution, which, if exercised, increases the interest earned on the reduced principal balance of the note to 10% thus maintaining our yield. We exercised this option on the Riverside note on December 31, 2004. For the three and six months ended June 30, 2005, we recognized interest income from these notes of approximately $195,000 and $328,000, respectively. All costs associated with executing these notes have been capitalized as deferred loan costs and are included in other assets on the accompanying condensed consolidated balance sheet. Such costs are amortized as a reduction in interest income over the average term of the outstanding notes receivable. The following table further describes these notes and the respective maturity dates on which the outstanding principal balances are due in full as balloon payments.

	June 30,	December 31,	Maturity
Project	2005	2004	Date
Plainfield	$2,808,000	$2,808,000	07/07 & 01/08
Riverside	1,430,700	1,430,700	09/07
Goodson	3,940,000	—	06/08
Total	$8,178,700	$4,238,700

Note 3—Debt

As of June 30, 2005 and December 31, 2004, our debt consisted of the following:

	Stated Interest	Effective Interest		Outstanding Balance as of
	Rate	Rate(4)	Maturity Date	June 30, 2005	December 31, 2004
Secured Mortgage Debt:
New York Life	5.00%	5.00%	March 2011	$39,592,343	$39,953,415
ING Investment Management(1)	5.31%	5.34%	January 2015	55,000,000	55,000,000
ING Investment Management(1)	4.40%	5.42%	January 2010	57,000,000	—
Assumed Secured Mortgage Debt(2):
Principal	7.08%	4.81%	July 2008	16,946,680	17,174,107
Principal	7.21%	4.81%	July 2008	11,472,128	11,570,162
Prudential	6.40%	6.09%	November 2012	12,700,000	12,700,000
Principal	6.22%	4.18%	September 2012	3,799,762	3,838,755
Legacy	7.40%	5.21%	December 2017	1,462,394	—
Prudential	5.69%	5.22%	December 2013	8,187,380	—
State Farm	6.72%	5.62%	November 2022	12,607,850	—
Column Financial, Inc.	6.30%	5.18%	September 2012	27,324,261	—
John Hancock	6.91%	5.25%	September 2013	6,347,645	—
TIAA	8.50%	4.71%	October 2008	8,118,825	—
Fortis Benefits Insurance Co.	7.25%	4.70%	July 2008	2,530,554	—
ING Investment Management	4.89%	4.73%	February 2008	19,998,000	—
Mass Mutual	6.79%	4.91%	July 2011	4,723,020	—
Weighted Avg./Totals(3)	5.64%	5.19%		$287,810,842	$140,236,439
Premiums, Net of Amortization(2)				7,477,440	2,518,329
Carrying Value of Debt				$295,288,282	$142,754,768
Senior Secured Revolving Credit Facility:
JP Morgan	6.25%	6.25%	February 2007	$12,000	$4,000

(1)    We assigned certain treasury lock hedging transactions to these notes. Pursuant to SFAS No. 133 (see “Note 1—Organization and Summary of Significant Accounting Policies”), the fair value of these hedging instruments will be amortized to interest expense over the life of the assigned notes.

(2)    These mortgages were assumed in conjunction with the acquisition of properties and, pursuant to SFAS No. 141 (see “Note 1—Organization and Summary of Significant Accounting Policies”), the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

(3)    Weighted-average interest rates are based upon outstanding balances as of June 30, 2005.

(4)    Reflects the impact to interest rates of GAAP adjustments for purchase price allocation and hedging transactions. These rates do not reflect the impact of other interest expense items such as fees and the amortization of loan costs.

In January 2005, we entered into $57.0 million of secured, non-recourse debt with a stated fixed interest rate of 4.40% which matures in 2010. The underlying notes require monthly payments of interest only until January 1, 2006 at which time monthly payments of principal and interest will be required. During the six months ended June 30, 2005, we assumed nine secured, non-recourse notes, totaling $91.6 million, excluding premiums, in conjunction with the acquisition of certain properties (see “Note 2—Real Estate”). These assumed notes bear fixed interest rates ranging from 4.89% to 8.50% and require monthly payments of principal and interest. The maturity dates of such assumed notes range from February 2008 to November 2022. Pursuant to SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $5.4 million, which will be amortized to interest expense over the remaining life of the underlying notes.

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

As of June 30, 2005, the gross book value of all our properties was approximately $1.04 billion and the total gross book value of all properties securing our fixed rate mortgage debt and senior secured credit facility was approximately $514.2 million and $213.1 million, respectively. Our debt has various covenants and management believes we were in compliance with all of these covenants as of June 30, 2005.

Note 4—Hedging Activities

We continue to enter into forward treasury locks in anticipation of issuing future fixed rate debt to fund future property acquisitions. We are entering into such treasury locks to hedge our exposure to the variability in interest rates and therefore mitigating the risk of changes in future payments of interest for anticipated fixed rate debt issuances over a maximum period of 12 months (excluding forecasted transactions related to the payment of variable interest on our existing senior secured revolving credit facility). As required by SFAS No. 133, we record all hedging derivatives on the balance sheet at fair value. These forward treasury lock hedges have been designated as cash flow hedges for accounting purposes.

As of June 30, 2005, we had entered into a total of seven cash flow hedging transactions, of which four have been settled for cash. Of the four settled hedges, two have been attributed to fixed rate debt and the balances of such hedges are being amortized to interest expense over the life of the assigned debt and the fair value of the other two settled hedges are recorded in other comprehensive loss until the anticipated future fixed rate debt is issued, at which time such values will be amortized over the life of the debt to interest expense. The three unsettled hedges are recorded in other comprehensive loss at their fair value.

As a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuance, approximately $72,000 was recorded as a realized loss during the three and six months ended June 30, 2005. There was no ineffectiveness measured for the same periods in 2004. As of June 30, 2005, the outstanding unsettled hedges with a fair value of approximately $3.5 million were included in other liabilities. During the three and six months ended June 30, 2005, we recorded an unrealized loss of approximately $6.3 million and $4.1 million, respectively, to shareholders’ equity and comprehensive loss as a result of the change in fair value of the outstanding hedges. During the three and six months ended June 30, 2004, we recorded an unrealized gain of approximately $275,000 and $424,000, respectively, to shareholders’ equity and comprehensive income as a result of the change in fair value of the outstanding hedges.

As of June 30, 2005, and December 31, 2004, the accumulated other comprehensive loss balance pertaining to the cash flow hedges was approximately $8.2 million and $4.3, respectively. Amounts reported in accumulated other comprehensive loss related to cash flow hedges will be amortized to interest expense as interest payments are made on our anticipated future debt issuance. During the next 12 months, we estimate that approximately $1.0 million will be amortized from other comprehensive loss to interest expense resulting in an increase of our interest expense.

Note 5—Public Offerings

On June 28, 2004, we filed our third registration statement with the Securities Exchange Commission (“SEC”) covering our third public offering of our common stock. This registration statement was declared effective by the SEC and the offering commenced on October 18, 2004. The common stock was offered at a price of $10.50 per share for a maximum of 40,000,000 shares. The registration statement also covered up to 13,000,000 shares available pursuant to our distribution reinvestment plan. On June 24, 2005, we concluded our third public offering having sold approximately 40.3 million shares of our common stock for gross proceeds of approximately $421.2 million.

Our fourth offering began immediately following the third offering. The fourth registration statement was filed on January 24, 2005, which was declared effective by the SEC on June 9, 2005, and we commenced the offering on June 27, 2005. The registration statement covers a maximum of $1,000,000,000 in shares of our common stock, including proceeds from our distribution reinvestment plan. Up to 72,770,273 shares are being offered to the public at a price of $10.50 per share and up to 23,650,339 shares are being offered to participants in our distribution reinvestment plan. We will continue to sell shares under this offering and potential follow-on offerings, providing capital primarily for acquisitions. As of June 30, 2005, we had sold 938,000 shares pursuant to our fourth public offering for total gross proceeds of approximately $9.8 million.

Through our public offerings of common stock we, raised gross proceeds of $162.4 million and $305.6 million for the three and six months ended June 30, 2005, respectively. During the three and six months ended June 30, 2004, we raised gross proceeds of approximately $143.5 million and $246.5 million pursuant to our public offerings.

Note 6—Our Partnership’s Private Placement

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

Our partnership will pay certain up-front fees and reimburse certain related expenses to our advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through the private placement. Our advisor is obligated to pay all of the offering and marketing related costs associated with the private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through the private placement. In addition, our partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the private placement. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers. Our partnership is also obligated to pay a transaction facilitation fee to the Facilitator, an affiliate of our advisor, of up to 1.5% of gross equity proceeds raised through the private placement.

During the three and six months ended June 30, 2005, we raised approximately $18.4 million and $36.3 million, respectively, from the sale of undivided interests in our properties, which is included in financing obligations in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98 “Accounting for Leases” (“SFAS No. 98”). During the same periods in 2004, we raised approximately $1.3 million and $3.3 million, respectively, from the sale of such interests. In accordance with SFAS No. 98, a portion of the rental payments made by our partnership to owners of tenancy-in-common interests will be recognized by our partnership as interest expense using the interest method.

During the three and six months ended June 30, 2005, our partnership incurred upfront costs of approximately $1.5 million and $3.1 million, respectively, payable to our advisor and other affiliates for affecting these transactions which are recorded as deferred loan costs. During the same periods in 2004, our partnership incurred upfront costs of approximately $111,000 and $300,000, respectively. Such deferred loan costs are amortized to interest expense over the life of the financing obligation. If our partnership elects to exercise any purchase option as described above and issue limited partnership units, the unamortized portion of the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be recorded against owners’ equity as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, the unamortized portion of the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be considered in the calculation of a gain or loss on the sale of real estate.

On April 8, 2005, pursuant to its master lease agreement, our partnership exercised its option to buy certain tenancy-in-common interests it had previously sold in a property located in Memphis, Tennessee by issuing approximately 424,000 limited partnership units worth approximately $4.5 million. Such unit holders will have substantially the same economic interest as our common shareholders (see “Note 7—Minority Interest”).

Note 7—Minority Interest

Minority interest consists of the following as of June 30, 2005 and December 31, 2004:

Partnership Units	June 30, 2005	December 31, 2004
Limited partnership units:
Net investment	$3,947,860	$—
Distributions	(61,758)	—
Share of income	3,301	—
Sub-total	3,889,403
Limited partnership Special Units	1,000	1,000
Total	$3,890,403	$1,000

Limited Partnership Units

At June 30, 2005, our partnership was approximately 99.5% owned by Dividend Capital and 0.5% by other non-affiliated limited partners (see “Note 6—Our Partnership’s Private Placement”) and our advisor. Limited partnership units are redeemable at the option of the unit holder. We have the option of redeeming the limited partnership units with cash or with common shares. At inception (April 12, 2002), our partnership issued 20,000 limited partnership units to our advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our partnership.

Limited Partnership Special Units

During 2002, our partnership issued 10,000 Special Units to an affiliate of our advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of our partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular partnership interests in aggregate have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive

15% and 85%, respectively, of the net sales proceeds received by our partnership upon the disposition of our partnership’s assets.

Note 8—Related Party Transactions

Advisory Agreement

We have entered into an Advisory Agreement with our advisor pursuant to which we pay certain acquisition and asset management fees to our advisor. Our advisor is considered a related party as certain indirect owners and employees of our advisor serve as our executives. The amount of such acquisition fees is equal to 1% of the aggregate purchase price of properties we acquire. During the three and six months ended June 30, 2005, our advisor earned approximately $1.8 million and $2.8 million, respectively, and, for the three and six months ended June 30, 2004, our advisor earned $1.9 and $2.7, respectively, for acquisition fees which are accounted for as part of the basis of the acquired properties.

We pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we own in excess of $170 million. We exceeded this threshold on March 31, 2004. During the three and six months ended June 30, 2005, we incurred asset management fees of $1.5 million and $2.7 million, respectively. During the three and six months ended June 30, 2004, we incurred, in each case, asset management fees of $145,294.

Pursuant to the Advisory Agreement, our advisor is obligated to advance all of our organization and offering costs subject to its right to be reimbursed for such costs by us in an amount up to the amount actually incurred by the advisor or 2% of the aggregate gross offering proceeds raised. Such organization and offering costs include, but are not limited to, actual legal, accounting, printing and other expenses attributable to organizing Dividend Capital, preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by our advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee (see below).

During the three and six months ended June 30, 2005 our advisor incurred approximately $1.8 million and $3.9 million, respectively, of organization and offering costs. During the three and six months ended June 30, 2004, our advisor incurred approximately $2.1 million and $3.8 million, respectively, of organization and offering costs. During the three and six months ended June 30, 2005 we reimbursed our advisor approximately $3.1 million and $5.9 million, respectively, for such costs and during the three and six months ended June 30, 2004, we reimbursed our advisor approximately $3.0 million and $4.9 million, respectively. These amounts are reflected in equity as offering costs when such amounts are incurred by Dividend Capital. As of June 30, 2005, the net un-reimbursed amount of organization and offering costs incurred by our advisor, since inception (April 12, 2002), was approximately $2.9 million. If we are not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by us to our advisor for reimbursement of organization and offering costs.

Our advisor is obligated to pay all of the offering and marketing related costs associated with our partnership’s private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross proceeds raised through our partnership’s private placement. During the three and six months ended June 30, 2005, our partnership incurred approximately $307,000 and $628,000, respectively, and, during the same periods in 2004, our partnership incurred approximately $22,000 and $79,000, respectively, payable to our advisor for such expense allowance.

In accordance with the Advisory Agreement we are obligated, subject to certain limitations, to reimburse our advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that our advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three and six months ended June 30, 2005, we have reimbursed approximately $85,000 and $172,000, respectively for such costs and for the same periods in 2004, we reimbursed our advisor approximately $51,000 and $76,000, respectively, for such expenses.

As of June 30, 2005 and December 31, 2004, we owed our advisor approximately $1.5 million and $576,000, respectively, for various fees and reimbursements as described above which is included in other liabilities on the accompanying condensed consolidated balance sheets.

Dealer Manager Agreement

We have entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our public offerings to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay a sales commission of up to 6% of gross offering proceeds raised pursuant to our public offerings. As of June 30, 2005, all sales commissions had been re-allowed to participating broker-dealers. For the three and six months ended June 30, 2005, we incurred approximately $11.9 million and $22.6 million, respectively, and, for the same periods in 2004, we incurred approximately $11.1 million and $19.1 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are included as a reduction of additional paid-in capital on the accompanying condensed consolidated balance sheets.

We have also entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross proceeds raised through our partnership’s private placement. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross proceeds raised through our partnership’s private placement. As of June 30, 2005, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. For the three and six months ended June 30, 2005, we incurred approximately $1.0 million and $2.0 million, respectively, and, for the same periods in 2004, we incurred approximately $60,000 and $145,000, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are initially recorded as deferred loan costs on the accompanying condensed consolidated balance sheets.

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12. No warrants were offered in our third public offering and no warrants are being offered in our fourth public offering. During the six months ended June 30, 2005, the Dealer Manager did not earn any soliciting dealer warrants as all shares sold during such period were in connection with our third and fourth public offering (see “Note 5—Public Offerings”). For the three and six months ended June 30, 2004, the Dealer Manager earned 569,036 and 978,906 soliciting dealer warrants, respectively. As of June 30, 2005, the Dealer Manager had earned a total of approximately 2.2 million warrants and, using the fair value provisions of SFAS No. 123, the estimated fair value of the warrants earned as of June 30, 2005 was estimated to be approximately $1.6 million. These warrants do not have an impact on our condensed consolidated statement of operations as the value of these warrants is a cost of raising capital and therefore deducted from additional paid-in capital within shareholder’s equity.

As of June 30, 2005 and December 31, 2004, we owed the Dealer Manager approximately $1.5 million and $828,000, respectively, in relation to the fees described above which is included in other liabilities on the accompanying condensed consolidated balance sheets.

Facilitator Agreement

We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with our partnership’s private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through our partnership’s private placement for transaction facilitation. For the three and six months ended June 30, 2005, we incurred approximately $230,000 and $471,000, respectively, and, for the same periods in 2004, we incurred approximately $29,000 and $45,000, respectively, payable to the Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our partnership’s private placement, are initially recorded as deferred loan costs and amortized over the life of the financing obligation (see “Note 6—Our Partnership’s Private Placement”).

Note 9—Subsequent Events

Special Meeting of the Board of Directors

On July 19, 2005, our board of directors received and accepted Robert Masten’s resignation as an independent director. In addition, on July 19, 2005 at a special meeting of the board of directors, Bruce Warwick was duly nominated, voted and approved as an independent director of our board of directors. Mr. Warwick will serve until the next annual meeting of shareholders in 2006. The following describes Mr. Warwick’s background and experience.

Bruce L. Warwick, age 67, is an independent director of Dividend Capital Trust. Mr. Warwick has been active in real estate construction activities since 1961 and is currently a Vice Chairman of The Related Companies, overseeing the development of various real estate development projects including office and residential properties throughout the United States. Prior to joining The Related Companies, Mr. Warwick served as Vice Chairman, Development, of The Galbreath Company, overseeing development and management in the Eastern Region. Mr. Warwick received a Bachelor of Arts Degree from Colgate University in 1960.

Real Estate Acquisitions

Beltway Eight Business Park Phase II—Houston, Texas

On July 1, 2005, we purchased three distribution facilities (“Beltway Eight II”) comprising 92,000 rentable square feet located in Houston, Texas. Upon acquisition, Beltway Eight II was 100% leased to 11 customers. We purchased Beltway Eight II for a total estimated cost of approximately $8.4 million, including acquisition fees paid to our advisor.

Greens Crossing and Willowbrook Portfolios—Houston, Texas

On July 1, 2005, we purchased seven distribution facilities comprising 398,601 rentable square feet located in Houston, Texas. Upon acquisition, the facilities were 95.3% leased to 15 customers. We purchased these facilities for a total estimated cost of approximately $23.7 million, including acquisition fees paid to our advisor. We assumed mortgage debt of approximately $15.9 million in connection with the acquisition of the Greens Crossing and Willowbrook portfolios.

Binney & Smith Distribution Facility—Fredericksburg, Pennsylvania

On July 20, 2005, we purchased a distribution facility (“B&S”) comprising 550,000 rentable square feet located in Fredericksburg, Pennsylvania. Upon acquisition, B&S was 100% leased to a single customer. We purchased B&S for a total estimated cost of approximately $23.8 million, including acquisition fees paid to our advisor. We assumed mortgage debt of approximately $11.6 million in connection with the acquisition of B&S.

Acquisition of Cabot Industrial Value Fund

We entered into an agreement dated June 17, 2005 (the “Agreement”) with Cabot Industrial Value Fund, Inc., an unrelated, privately held third party (“Cabot”), to acquire by merger all of the outstanding shares of Cabot’s common stock.

Pursuant to the Agreement, on July 21, 2005, we completed the aforementioned merger and through our ownership of Cabot, we acquired an approximate 87% interest in Cabot Industrial Value Fund, LP (the “Cabot Partnership”) which owned or controlled a portfolio of 105 industrial buildings combined for 11.7 million square feet located in 12 markets throughout the United States and valued at approximately $695.3 million. Upon acquisition, the portfolio was approximately 84% leased. We completed the merger for a total expected investment of approximately $607.5 million, which includes an acquisition fee of approximately $5.6 million that is payable to our advisor. Total consideration for the $695.3 was satisfied as follows.

Purchase price	$695,300,000
Less:
Pro rations and credits	(31,343,965)
Debt assumed	(308,769,750)
Interests not acquired	(40,633,808)
Line of credit	(65,000,000)
New debt	(80,000,000)
Cash paid at closing	$169,552,477

The total consideration for the merger was determined through negotiations between Cabot and our advisor. The total consideration may increase by additional costs which have not yet been finally determined. We expect any additional costs to be immaterial.

Through our ownership of Cabot, we have an approximate 87% interest in the Cabot Partnership, a subsidiary of Cabot through which all its properties are owned and operated, and we are also the sole general partner of the Cabot Partnership. The remaining interest in the Cabot Partnership continues to be owned by Cabot Industrial Fund Manager, LLC, the previous general partner of the Cabot Partnership and other limited partners. At closing, we entered into an agreement whereby we will have the option to acquire the remaining interests in the Cabot Partnership. Through this agreement, the remaining limited partners have an initial option to put the remaining interests to us beginning April 1, 2006 and ending July 1, 2006 and we have an initial option to call the remaining interests beginning April 1, 2007 and ending July 1, 2007. If either such initial option is exercised, the remaining interests would be acquired through the assumption of debt, applicable pro rations and cash. Subsequent to these initial options, the seller and we will continue to have put and call options and the price of such remaining interests would be based upon fair value.

Note 10—Net Income (Loss) per Common Share

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$747,833	$502,852	$(1,833,646)	$675,298
Minority interest share in net income	3,301	—	3,301	—
Adjusted net income (loss)	$751,134	$502,852	$(1,830,345)	$675,298
Weighted average common shares outstanding—Basic	88,065,641	29,536,541	81,331,123	23,062,383
Incremental weighted average effect of conversion of limited partnership units	407,046	20,000	213,523	200,000
Weighted average common shares outstanding—Diluted	88,472,687	29,556,541	81,544,646	23,082,383
Net income (loss) attributable to common shares—Basic	$0.01	$0.02	$(0.02)	$0.03
Net income (loss) attributable to common shares—Diluted	$0.01	$0.02	$(0.02)	$0.03

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate customers. In order to provide capital for these investments, we are selling our common stock through public offerings, raising capital through our partnership’s private placement and issuing debt. We intend to continue raising significant amounts of capital through our fourth offering and potential follow-on offerings, through our partnership’s private placement more fully described below and through the issuance of debt.

Our primary focus is to build a diversified portfolio of properties in terms of geography and the industry group of our customers that will satisfy our corporate objectives of maximizing cash available for distributions to investors, preserving our capital, and realizing growth in the value of our portfolio over time.

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

•       Proceeds from our partnership’s private placement;

•       Proceeds from our distribution reinvestment plan;

•       Borrowings under our secured credit facility;

•       Other forms of secured or unsecured financings;

•       Capital from co-investment partners; and

•       Cash flow from operations.

Over the short term, we believe that our sources of capital, specifically our cash flow from operations, borrowings under our credit facility and our ability to raise capital through public offerings and our partnership’s private placement are adequate and will continue to be adequate to meet our liquidity requirements and capital commitments. These liquidity requirements and capital commitments include the payment of distributions, capital expenditures at our properties, forward purchase commitments (as more fully described below) and the acquisition of 119 buildings which are currently under contract or have closed since June 30, 2005, including the Cabot merger (see “Note 9—Subsequent Events” to the condensed consolidated financial statements). These buildings total approximately 13.0 million square feet and have an aggregate purchase price of approximately $765.6 million. We anticipate that the acquisitions that have not yet closed will close over the next several months. However, the contracts related to such acquisitions are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

Over the longer term, in addition to the same sources of capital we rely on to meet our short term liquidity requirements, we also expect to utilize additional secured and unsecured financings and capital from co-investment partners. We expect these resources will be adequate to fund our operating activities and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with additional potential forward purchase commitments. Our management anticipates that over time, cash provided by operating activities, debt proceeds and cash from co-investment partners will become a larger portion of our capital resources.

During the six months ended June 30, 2005, and 2004, cash generated from financing activities was approximately $328.7 million and $224.0 million, respectively. This increase was generally comprised of an increase in gross proceeds generated by our public offerings and our partnership’s private placement of approximately $79.2 million compared to the same period in 2004. Additionally, cash provided by operating activities increased to approximately $27.3 million for the six months ended June 30, 2005, from approximately $6.5 million for the same period ended June 30, 2004 due to the additional properties owned during the 2005 period. These sources of capital were primarily utilized to fund approximately $202.1 million and $178.0 million of in real estate investments during the six months ended June 30, 2005 and 2004, respectively.

Public Offering

On June 28, 2004, we filed our third registration statement with the SEC covering our third public offering of our common stock. This registration statement was declared effective by the SEC and the offering commenced on October 18, 2004. The common stock was offered at a price of $10.50 per share for a maximum of 40,000,000 shares. The registration statement also covered up to 13,000,000 shares available pursuant to our distribution reinvestment plan. On June 24, 2005, we concluded our third public offering having sold approximately 40.3 million shares of our common stock for gross proceeds of approximately $421.2 million.

Our fourth offering began immediately following the third offering. The fourth registration statement was filed on January 24, 2005, which was declared effective by the SEC on June 9, 2005, and we commenced the offering on June 27, 2005. The registration statement covers a maximum of $1,000,000,000 in shares of our common stock, including proceeds from our distribution reinvestment plan. Up to 72,770,273 shares are being offered to the public at a price of $10.50 per share and up to 23,650,339 shares are being offered to participants in our distribution reinvestment plan. We will continue to sell shares under this offering and potential follow-on offerings, providing capital primarily for acquisitions. As of June 30, 2005, we had sold 938,000 shares pursuant to our fourth public offering for total gross proceeds of approximately $9.8 million.

Our Partnership’s Private Placement

Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to investors will be 100% leased by our partnership, and such leases will contain purchase options whereby our partnership will have the right to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code. During the three and six months ended June 30, 2005, we raised approximately $18.4 million and $36.3 million, respectively, and, as of June 30, 2005, we have raised a total of approximately $69.0 million from the sale of undivided interests in our properties pursuant to our partnership’s private placement.

On April 8, 2005, pursuant to its master lease agreement, our partnership exercised its option to buy certain tenancy-in-common interests it had previously sold in a property located in Memphis, Tennessee by issuing approximately 424,000 limited partnership units worth approximately $4.5 million. Such unit holders will have substantially the same economic interest as our common shareholders.

Forward Capital Commitment Agreements

On March 28, 2005, a wholly-owned subsidiary of our partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unaffiliated third party, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC (“Deltapoint”), a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to the operating agreement of Deltapoint, we are obligated to make the majority of all capital contributions and we will receive a preferred annual return equal to 8.5%. On April 8, 2005, Deltapoint acquired 47 acres of land for a purchase price of approximately $2.2 million, which was funded primarily from the proceeds we contributed to Deltapoint. In May 2005, our partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the building from the joint venture upon completion, which can be satisfied under a variety of scenarios, at a price mostly dependent upon leasing, with a minimum purchase price equal to actual development costs if not leased.

In October 2004, we entered into a forward capital commitment with Wachovia Bank National Association (“Wachovia”) in connection with our commitment to acquire two buildings (the “Buford Distribution Center”) totaling 677,667 square feet from South-east Investment Properties, an unrelated third party developer. We have entered into this binding agreement with Wachovia, the construction lender, to purchase the Buford Distribution Center at a price of up to $29.0 million. Our obligation to acquire the buildings from the developer upon completion (which completion may be satisfied by either South-east Investment Properties or Wachovia) at a price mostly dependent upon leasing, with a minimum purchase price equal to actual development costs if not leased. In order to provide security to Wachovia under this capital commitment, we were required to provide them with a  $4.9 million letter of credit. We anticipate funding this commitment in 2006 with net proceeds from our public and private offerings and debt.

Distributions

The payment of distributions is determined by our Board of Directors and may be adjusted at its discretion at any time. In December 2004, our Board of Directors set the 2005 distribution level at an annualized $0.64 per share. The distribution was set by our Board of Directors at a level we believe to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions and projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations. For the three and six months ended June 30, 2005, our board of directors declared distributions totaling approximately $14.1 million and $25.8 million. We paid distributions for the fourth quarter 2004 on January 17, 2005 in the amount of approximately $9.7 million and distributions for the first quarter 2005 on April 15, 2005 in the amount of approximately $11.7 million. To fund total distributions, we utilized both funds from operations and debt proceeds.

The short term dilution of operating results brought upon by the pace of raising capital meeting or exceeding the pace at which we have deployed such capital during the initial stages of our existence was anticipated and is a byproduct of our continued effort to build a high-quality portfolio. It is our objective to conservatively fund our distributions from funds from operations over time.

Distribution Reinvestment Plan

Pursuant to our distribution reinvestment plan, $7.7 million and $14.0 million of the distributions declared during the three and six months ended June 30, 2005, respectively, was satisfied through the issuance of approximately 772,000 and 1.4 million shares of our common stock, respectively, at a 5.0% discount from our then current public offering share price. For the three and six months ended June 30, 2004, $2.5 million and $3.9 million, respectively, of distributions declared were satisfied through the issuance of approximately 262,000 and 411,000 shares of our common stock, respectively, pursuant to our distribution reinvestment plan at a 5.0% discount from our then current public offering share price for a discounted purchase price.

Debt Service Requirements

As of June 30, 2005, we had total outstanding debt, excluding financing obligations (see “Note 6—Our Partnership’s Private Placement” to the condensed consolidated financial statements), of approximately $295.3 million consisting primarily of secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly payments of interest and require, or will ultimately require, monthly repayments of principal (see “Note 3—Debt” to the condensed consolidated financial statements). Currently, cash flow from operations is sufficient to satisfy these debt service requirements and we anticipate that they will continue to be sufficient to satisfy these requirements over time.

As of June 30, 2005, the gross book value of all of our properties was approximately $1.04 billion and the gross book value of all properties securing our fixed rate mortgage debt and secured credit facility was approximately $514.2 million and $213.1 million, respectively. Our debt has various covenants and management believes we were in compliance with all of these covenants at June 30, 2005.

Results of Operations

Summary

As of June 30, 2005, we owned 131 properties located in 19 markets across the United States, 93 of which were acquired after June 30, 2004. In addition, as of June 30, 2005, we had approximately $8.0 million invested in joint ventures and development activities. As a result of the acquisition of the 93 properties made subsequent to June 30, 2004, the revenues and expenses from our operations for the three and six months ended June 30, 2005 reflect a significant increase compared to the revenues and expenses from our operations for the three and six months ended June 30, 2004. The following table describes our portfolio as June 30, 2005 and 2004, respectively:

	As of June 30,
	2005				2004
Market	Number of Buildings	Gross Book Value	Gross Leasable Area	Occupancy(1)	Number of Buildings	Gross Book Value	Gross Leasable Area	Occupancy(1)
Atlanta	18	$146,127,717	3,946,931	85.3%	4	$52,967,041	1,672,034	76.0%
Baltimore	7	46,019,273	874,455	96.7%	—	—	—	—
Boston	5	26,918,096	405,741	75.4%	—	—	—	—
Chicago	7	80,643,746	1,740,445	89.1%	1	11,369,570	222,122	100.0%
Cincinnati	7	78,952,303	1,797,369	97.6%	7	78,907,919	1,797,369	93.6%
Dallas	19	97,435,439	2,451,768	90.3%	3	40,499,804	982,776	86.8%
Denver	1	9,000,746	160,232	100.0%	—	—	—	—
Houston	21	83,623,141	1,622,270	89.2%	12	51,658,487	815,829	84.7%
Indianapolis	1	15,186,013	442,127	68.3%	1	15,465,065	442,127	68.3%
Los Angeles	4	32,743,856	444,066	100.0%	1	10,317,311	201,493	100.0%
Louisville	2	18,351,897	521,000	100.0%	1	10,091,045	300,000	100.0%
Memphis	11	184,282,634	5,042,018	94.9%	3	39,736,941	1,101,006	97.9%
Miami	2	18,740,276	250,783	94.6%	—	—	—
Nashville	3	59,384,914	1,699,530	100.0%	3	59,340,369	1,699,530	100.0%
Orlando	2	15,692,177	367,137	100.0%	—	—	—	—
Philadelphia	1	5,382,226	100,000	100.0%	—	—	—	—
Phoenix	13	79,374,623	1,474,963	90.0%	—	—	—	—
San Antonio	2	7,699,241	172,050	100.0%	2	7,724,491	172,050	100.0%
San Francisco	5	35,399,041	474,636	100.0%	—	—	—	—
Total	131	$1,040,957,359	23,987,521	92.0%	38	$378,078,043	9,406,336	90.1%

(1)             The total vacant square footage as of June 30, 2005, and 2004, was 1,917,332 and 993,357, respectively. Of the vacant space as of June 30, 2005 and 2004, we had 807,981 and 693,566 square feet, respectively, under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. The total percentage of square feet leased, including space covered by master leases was 95.4% and 97.4% as of June 30, 2005, and 2004, respectively. For financial reporting purposes under GAAP, rental and expense recovery payments under master lease agreement are reflected as a reduction of the basis of the underlying property rather than rental revenues.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

During the three months ended June 30, 2005, we recognized net income per share of $0.01 as compared to net income per share of $0.02 for the same period in 2004. The primary reason for the decrease is due to the increase in depreciation expense caused by proportionately more value being attributed to lease related assets upon acquisition. Depreciation expense as a percent of total revenues (exclusive of the net gains on early lease termination discussed below) for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was approximately 58% and 48%, respectively. Some of the more notable differences in operating activity between the three months ended June 30, 2005 compared to the three months ended June 30, 2004, other than the revenues derived from the 93 subsequent property acquisitions described above, include (i) a gain on the early termination of leases in the amount of approximately $2.8 million recognized in the second quarter of 2005 and (ii) a relative increase in asset management fees in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 as a result of us, on March 31, 2004, becoming newly obligated to pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of properties we own in excess of $170 million (see “Note 8—Related Party Transactions” to the condensed consolidated financial statements). In addition, we carried larger cash balances during the three months ended June 30, 2005 versus the three months ended June 30, 2004 and these cash balances were comprised primarily of undeployed net proceeds from our public and private offerings. Consequently, there were more shares outstanding during the three months ended June 30, 2005 for which the net proceeds had not been deployed resulting in earnings per share dilution.

We experienced an increase in cash provided by operating activities during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The components of the increase in operating activities are reflected in the changes in rental revenues, interest and other income, property operating expenses and other expenses as more fully described below.

	Three Months Ended June 30,
Rental Revenues and Other Real Estate Income	2005	2004	$ Change
Base rental revenue:
Same store	$3,655,735	$3,407,035	$248,700
2005 acquisitions	4,251,772	—	4,251,772
2004 acquisitions	11,272,400	948,020	10,324,380
Gain on the early termination of leases	2,817,322	—	2,817,322
Other real estate income	4,095,837	1,018,938	3,076,899
Straight-line rents	727,382	259,603	467,779
Above and below market rents, net	(447,457)	(127,192)	(320,265)
Total	$26,372,991	$5,506,404	$20,866,587

As illustrated in the table above, rental revenues were higher in the three months ended June 30, 2005 than in the three months ended June 30, 2004, primarily due to (i) the rental revenues generated by the 93 properties acquired subsequent to June 30, 2004 and (ii) the rental revenues generated by 23 properties acquired during the three months ended June 30, 2004 representing a full three months of operations in the second quarter of 2005 as compared to less than three months of operations in the second quarter of 2004. We recorded a gain in the amount of approximately $2.8 million on the early termination of leases in the second quarter of 2005. Other real estate income was higher in the second quarter of 2005 compared to the second quarter of 2004 as a result of the aforementioned property acquisitions. The increase in straight-line rents is mainly attributable to the revenue generated by newly acquired leases resulting from the aforementioned property acquisitions. The decrease in above and below market rents is due to the majority of the aforementioned properties acquired having leases with rental rates proportionately higher than estimated market rental rates measured at the time of acquisition.

	Three Months Ended June 30,
Interest Income	2005	2004	$ Change
Interest income	$980,745	$227,352	$753,393

Interest income consist primarily of interest income on cash balances and notes receivable. The increase in interest income is due to higher cash balances held in interest bearing bank accounts during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. In addition, we had $8.2 million in notes receivable outstanding as of June 30, 2005, $3.9 million of which was issued subsequent to June 30, 2004 to a third-party national real estate developer. Collectively, these notes earned interest income of approximately $195,000 for the three months ended June 30, 2005, as compared to approximately $59,000 for the three months ended June 30, 2004.

	Three Months Ended June 30,
Property Operating Expenses	2005	2004	$ Change
Properties:
Same Store	$982,737	$944,532	$38,205
2005 acquisitions	776,765	—	776,765
2004 acquisitions	3,598,878	171,472	3,427,406
Total	$5,358,380	$1,116,004	$4,242,376

As illustrated in the table above, property operating expenses were higher in the three months ended June 30, 2005, than in the three months ended June 30, 2004, primarily due to (i) the operating expenses of the 93 properties acquired subsequent to June 30, 2004 and (ii) the operating expenses associated with the 23 properties acquired during the three months ended June 30, 2004 representing a full three months operations in the second quarter of 2005 as compared to a partial period of operations in the second quarter of 2004.

	Three Months Ended June 30,
Other Expenses	2005	2004	$ Change
Depreciation and amortization	$14,192,197	$2,764,558	$11,427,639
Interest	4,827,468	894,016	3,933,452
General and administrative	700,900	311,032	389,868
Asset management fees, related party	1,523,657	145,294	1,378,363
Total	$21,244,222	$4,114,900	$17,129,322

Depreciation and amortization expense was higher during the three months ended June 30, 2005, than in the three months ended June 30, 2004, primarily due to the acquisition of 93 additional properties subsequent to June 30, 2004. The increase in interest expense is attributable to higher mortgage note balances and higher financing obligation balances that were outstanding during the three months ended June 30, 2005, compared to the three months ended June 30, 2004. General and administrative expenses were higher during the three months ended June 30, 2005, than in the three months ended June 30, 2004, as a result of increased in general business activities. The increase in asset management fees payable to our advisor was attributable to (i) the aforementioned acquisition of 93 additional properties and (ii) as a result of us, on March 31, 2004, becoming newly obligated to pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of properties we own in excess of $170 million (see “Note 8—Related Party Transactions” to the condensed consolidated financial statements).

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

We recognized a net loss per share of $0.02 for the six months ended June 30, 2005 compared to net income per share of $0.02 for the six months ended June 30, 2004; however, our cash provided by operating activities increased from approximately $6.5 million for the six months ended June 30, 2004, to approximately $27.3 million for the six months ended June 30, 2005. The increase in cash provided by operating activities is primarily a result of the 93 property acquisitions that occurred subsequent to June 30, 2004.  In addition, some of the more notable differences in the operating activity between the six months ended June 30, 2005 compared to the six months ended June 30, 2004, other than the revenues derived from the subsequent property acquisitions described above, include (i) a gain on the early termination of leases in the amount of approximately $2.8 million recognized in the second quarter of 2005 and  (ii) a relative increase in asset management fees the first and second quarters of 2005 compared to the first and second quarters of 2004 as a result of us, on March 31, 2004, becoming newly obligated to pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of properties we own in excess of $170 million (see “Note 8—Related Party Transactions” to the condensed consolidated financial statements). In addition, we carried larger cash balances during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 and these cash balances were comprised primarily of undeployed net proceeds from our public and private offerings. Consequently, there were more shares outstanding in 2005 for which the net proceeds had not been deployed resulting in earnings per share dilution.

The components of the increase in operating activities are reflected in the changes in rental revenues, interest and other income, property operating expenses and other expenses as more fully described below.

	Six Months Ended June 30,
Rental Revenues and Other Real Estate Income	2005	2004	$ Change
Base rental revenue:
Same store	$5,980,148	$5,706,555	$273,593
2005 acquisitions	5,222,459	—	5,222,459
2004 acquisitions	23,552,560	1,463,343	22,026,388
Gain on the early termination of lease, net	2,817,322	—	2,817,322
Other real estate income	7,765,158	1,619,191	6,145,967
Straight-line rents	1,527,883	377,597	1,150,286
Above and below market rents, net	(890,494)	(78,371)	(749,294)
Total	$45,975,036	$9,088,315	$36,886,721

As illustrated in the table above, rental revenues were higher in the six months ended June 30, 2005 than in the six months ended June 30, 2004, primarily due to (i) the rental revenues generated by the 93 properties acquired subsequent to June 30, 2004 and (ii) the rental revenues generated by 25 properties acquired during the six months ended June 30, 2004 representing a full six months of operations in the first and second quarters of 2005 as compared to less than six months of operations in the first and second quarters of 2004. We recognized a gain in the amount of approximately $2.8 million on the early termination of leases in the second quarter of 2005. Other real estate income was higher in the first and second quarters of 2005 as compared to the first and second quarters of 2004 as a result of the aforementioned property acquisitions. The increase in straight-line rents over the same periods is mainly attributable to the revenue generated by newly acquired leases resulting from the aforementioned property acquisitions. The decrease in above and below market rents is due to the aforementioned properties acquired having leases with rental rates proportionately higher than estimated market rental rates measured at the time of acquisition.

	Six Months Ended June 30,
Interest Income	2005	2004	$ Change
Interest income	$1,591,135	$240,676	$1,350,459

Interest income consist primarily of interest income on cash balances and notes receivable. The increase in interest income is due to higher cash balances held in interest bearing bank accounts during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. In addition, we had $8.2 million in notes receivable outstanding as of June 30, 2005, $3.9 million of which was issued subsequent to June 30, 2004 to a third-party national real estate developer. Collectively, these notes earned interest income of approximately $328,339 for the six months ended June 30, 2005, as compared to $60,898 for the six months ended June 30, 2004.

	Six Months Ended June 30,
Property Operating Expenses	2005	2004	$ Change
Properties:
Same Store	$1,664,020	$1,589,048	$74,972
2005 acquisitions	848,032	—	848,032
2004 acquisitions	7,665,112	324,806	7,340,306
Total	$10,177,164	$1,913,854	$8,263,310

As illustrated in the table above, property operating expenses were higher in the six months ended June 30, 2005, than in the six months ended June 30, 2004, primarily due to (i) the operating expenses of the 93 properties acquired subsequent to June 30, 2004 and (ii) the operating expenses associated with the 25 properties acquired during the six months ended June 30, 2004 representing a full six months operations in the first and second quarters of 2005 as compared to a partial period of operations in the first and second quarters of  2004.

	Six Months Ended June 30,
Other Expenses	2005	2004	$ Change
Depreciation and amortization	$26,542,358	$4,410,835	$22,131,523
Interest	8,545,089	1,544,604	7,000,485
General and administrative	1,428,775	639,106	789,669
Asset management fees, related party	2,703,130	145,294	2,557,836
Total	$39,219,352	$6,739,839	$32,479,513

Depreciation and amortization expense was higher during the six months ended June 30, 2005, than in the six months ended June 30, 2004, primarily due to the acquisition of 93 additional properties acquired subsequent to June 30, 2004. The increase in interest expense is attributable to higher mortgage note balances and higher financing obligation balances that were outstanding during the six months ended June 30, 2005, compared to the six months ended June 30, 2004. General and administrative expenses were higher during the three months ended June 30, 2005, than in the three months ended June 30, 2004, as a result of an increase in general business activities. The increase in asset management fees payable to our advisor was attributable to (i) the aforementioned acquisition of 93 additional properties and (ii) us, on March 31, 2004, becoming newly obligated to pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of properties we own in excess of $170 million (see “Note 8—Related Party Transactions” to the condensed consolidated financial statements).

Off-Balance Sheet Arrangements

As of June 30, 2005, December 31, 2004 and June 30, 2004, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

General

In our Form 10-K filed for the year ended December 31, 2004, we discuss the critical accounting policies which management believes are most “critical” to the presentation of our financial condition and results of operations which require our management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. As of June 30, 2005, no additional critical accounting policies had been identified other than those set forth in our Form 10-K filed for the year ended December 31, 2004.

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks as part of our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During the three and six months ended June 30, 2005 and 2004, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of fixed rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of June 30, 2005, we had three treasury lock hedges which had not been settled and were, therefore, subject to variability based upon market interest rates. We estimate the fair value of our treasury lock agreements by calculating the present value of the difference between the corresponding locked treasury rates and the expected yield on the specific treasury obligations referenced in the treasury lock agreement. Based upon this calculation, the assets associated with these hedges would increase approximately $3.7 million if the market interest rate of the referenced treasury obligation were to decrease 10% (0.38%, based upon the prevailing market rate at June 30, 2005). Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. If the prevailing market interest rates relevant to our variable rate debt as of June 30, 2005, were to increase 10% (0.625%, based upon prevailing market rates at June 30, 2005), it would not have a material effect on the results of our operations.

As of June 30, 2005, the estimated fair value of our debt was approximately $298.5 million based on our estimate of the then current market interest rates.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2005, the end of the period covered by this quarterly report. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Dividend Capital have been detected. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

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

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Partnership’s Private Placement

On April 8, 2005, our partnership issued 424,352 limited partnership units in our partnership to certain accredited investors in conjunction with the exercise of a purchase option pursuant to which our partnership had the right to acquire tenancy-in-common interests in an industrial property from such investors. Such investors had previously acquired such tenancy-in-common interests from a wholly-owned subsidiary of our partnership primarily to serve as replacement property for such investors seeking to complete a like-kind exchange transaction under Section 1031 of the Internal Revenue Code. Such limited partnership units had a collective issue price of approximately $4.45 million. The securities were issued relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The investors received a confidential private placement memorandum containing information about our operating partnership and their investment therein and made certain written representations, including representations as to their accredited investor status.

Share Redemption Program

As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, shareholders of Dividend Capital Trust who have held their shares for at least one year may be able to redeem all or any portion of their shares in accordance with the procedures outlined in the prospectus relating to the shares they purchased. At that time, we may, subject to certain conditions and limitations, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. The amount received from the redemption of shares will be equal to the lesser of the price actually paid for the shares or the redemption price, which is dependent on the number of years the shares are held. For shares purchased in our third and fourth public offerings, the redemption price is as described in the following table.

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price(1)
Less than 1	No Redemption Allowed
1	92.5%
2	95.0%
3	97.5%
4	100.0%

(1)          This program is administered and governed by our board of directors and is subject to change at the board’s discretion and in no event will the redemption price exceed the current offering price of our common shares (excluding the discounted price per share pursuant to our dividend reinvestment plan).

We expect to fund the redemption price of any share redemptions with proceeds received from the sale of shares pursuant to the distribution reinvestment plan. Our board of directors may, at its sole discretion, choose to use other sources of funds to redeem shares. The table below sets forth information regarding our redemption of common stock from our shareholders for the quarter ended June 30, 2005.

Period	Total Number of Shares Repurchased(1)	Average Price per Share
April 2005	—	$—
May 2005	—	—
June 2005	202,695	9.68
Total	202,695	$9.68

(1)          These shares were redeemed pursuant to our share redemption program.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2005, we held our annual meeting of shareholders to elect seven directors to our board of directors, each to hold office until the 2006 annual shareholder’s meeting. Seven individuals were nominated by our board of directors. These individuals were: Thomas G. Wattles, Evan H. Zucker, James R. Mulvihill, Tripp H. Hardin, III, Robert F. Masten, John C. O’Keeffe, and Lars O. Soderberg. A plurality of the shares voted at this meeting approved the election of the seven directors listed above as described in the table below.

	Votes
	FOR		WITHHELD
Thomas G. Wattles	42,764,151	98.2%	765,693	1.8%
Evan H. Zucker	42,760,710	98.2%	769,134	1.8%
James R. Mulvihill	42,762,049	98.2%	767,795	1.8%
Tripp H. Hardin, III	42,764,372	98.2%	765,472	1.8%
Robert F. Masten	42,765,969	98.3%	763,875	1.8%
John C. O’Keeffe	42,760,704	98.2%	769,740	1.8%
Lars O. Soderberg	42,763,433	98.2%	766,410	1.8%

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

a.     Exhibits

+2.1	Agreement and Plan of Merger, dated June 17, 2005, among Dividend Capital Trust Inc., DCT Acquisition Corporation, Cabot Industrial Value Fund Inc. and Cabot Industrial Value Fund Manager, LLC
+2.2	Put/Call Agreement, dated July 21, 2005, among Cabot Industrial Fund Manager, LLC, the limited partners named therein and Dividend Capital Trust Inc.
*10.1

Amended and Restated Dealer Manager Agreement, dated June 27, 2005, between Dividend Capital Securities LLC and Dividend Capital Trust Inc. (Exhibit 1.1 to Form S-3 Registration Statement, as amended on Form S-11, (Commission File No. 333-122260))

+10.2	Cabot Industrial Value Fund, L.P. Second Amended and Restated Limited Partnership Agreement, dated July 21, 2005
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+                Filed herewith

*                    Previously Filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.
Date: August 15, 2005	/s/ EVAN H. ZUCKER
Evan H. Zucker
Chief Executive Officer
Date: August 15, 2005	/s/ JAMES R. MULVIHILL
James R. Mulvihill
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
+2.1	Agreement and Plan of Merger, dated June 17, 2005, among Dividend Capital Trust Inc., DCT Acquisition Corporation, Cabot Industrial Value Fund Inc. and Cabot Industrial Value Fund Manager, LLC
+2.2	Put/Call Agreement, dated July 21, 2005, among Cabot Industrial Fund Manager, LLC, the limited partners named therein and Dividend Capital Trust Inc.
*10.1

Amended and Restated Dealer Manager Agreement, dated June 27, 2005, between Dividend Capital Securities LLC and Dividend Capital Trust Inc. (Exhibit 1.1 to Form S-3 Registration Statement, as amended on Form S-11, (Commission File No. 333-122260))

+10.2	Cabot Industrial Value Fund, L.P. Second Amended and Restated Limited Partnership Agreement, dated July 21, 2005
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+                Filed herewith

*                    Previously Filed.