Form 10-Q
period 2005-09-30
DIVIDEND CAPITAL TRUST INC
filed 2005-11-10
CIK 1170991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

As of October 31, 2005, 118,271,546 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	As of September 30, 2005	As of December 31, 2004
	(Unaudited)
ASSETS
Land	$284,565,964	$120,054,674
Buildings and improvements	1,362,692,541	572,284,194
Intangible lease assets	140,921,511	61,724,701
	1,788,180,016	754,063,569
Less accumulated depreciation and amortization	(72,195,334)	(21,862,036)
	1,715,984,682	732,201,533
Investments in and advances to unconsolidated investees	5,838,690	75,300
Net Investment in Real Estate	1,721,823,372	732,276,833
Cash and cash equivalents	39,595,113	23,520,267
Restricted cash	5,070,628	5,414,224
Notes receivable	9,738,700	4,238,700
Deferred loan costs, net	14,688,032	7,156,477
Deferred acquisition costs and deposits	1,917,004	5,406,882
Straight line rent and other receivables	10,074,661	5,704,063
Other assets, net	3,374,400	1,090,824
Total Assets	$1,806,281,910	$784,808,270
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$18,868,757	$6,302,922
Dividends payable	16,957,870	9,737,171
Tenant prepaids and security deposits	8,237,657	4,038,534
Other liabilities	6,123,077	2,842,538
Intangible lease liability, net	10,863,764	5,518,657
Line of credit	16,000	4,000
Mortgage notes	636,874,974	142,754,768
Financing obligations	118,769,530	32,394,877
Total Liabilities	816,711,629	203,593,467
Minority Interest	43,879,953	1,000
Shareholders’ Equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 111,568,715 and 67,719,883 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	1,115,687	677,199
Additional paid-in capital	1,025,949,486	611,440,163
Distributions in excess of earnings	(77,339,314)	(26,635,877)
Accumulated other comprehensive loss	(4,035,531)	(4,267,682)
Total Shareholders’ Equity	945,690,328	581,213,803
Total Liabilities and Shareholders’ Equity	$1,806,281,910	$784,808,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE:
Rental revenue	$ 36,533,169	$ 8,934,931	$ 79,579,350	$ 18,023,136
Interest and other income	311,475	932,693	4,831,466	1,173,479
Total Revenue	36,844,644	9,867,624	84,410,816	19,196,615
EXPENSES:
Real estate taxes	4,644,059	947,403	9,971,654	1,968,796
Other operating expenses	3,893,044	852,507	8,742,613	1,744,968
Depreciation and amortization expense	21,177,684	4,887,968	47,720,042	9,298,803
Interest expense	9,812,560	1,650,149	18,357,649	3,194,753
General and administrative expenses	865,441	1,025,866	2,294,216	1,664,971
Asset management fees, related party	2,936,685	398,075	5,639,815	543,370
Total Expenses	43,329,473	9,761,968	92,725,989	18,415,661
Net Income (Loss) Before Minority Interest	(6,484,829)	105,656	(8,315,173)	780,954
Minority Interest	(287,141)	—	(283,840)	—
NET INCOME (LOSS)	$ (6,197,688)	$ 105,656	$ (8,031,333)	$ 780,954
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	104,223,534	44,669,644	89,147,083	30,315,854
Diluted	104,667,886	44,689,644	89,440,658	30,335,854
NET INCOME (LOSS) PER COMMON SHARE
Basic	$ (0.06)	$ 0.00	$ (0.09)	$ 0.03
Diluted	$ (0.06)	$ 0.00	$ (0.09)	$ 0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
and Other Comprehensive Loss
For the Nine Months Ended September 30, 2005
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Distributions in	Comprehensive	Shareholders’
	Shares	Amount	Capital	Excess of Earnings	Loss	Equity
Balances, December 31, 2004	67,719,883	$ 677,199	$ 611,440,163	$ (26,635,877)	$ (4,267,682)	$ 581,213,803
Comprehensive loss:
Net loss	—	—	—	(8,031,333)	—	(8,031,333)
Net unrealized loss from cash flow hedging derivatives	—	—	—	—	(147,197)	(147,197)
Amortization of cash flow hedging derivatives	—	—	—	—	379,348	379,348
Comprehensive loss						(7,799,182)
Issuance of common shares, net of offering costs	44,382,558	443,826	419,661,394	—	—	420,105,220
Redemption of common shares	(533,726)	(5,338)	(5,177,338)	—	—	(5,182,676)
Amortization of stock options	—	—	25,267	—	—	25,267
Dividends on common shares	—	—	—	(42,672,104)	—	(42,672,104)
Balances, September 30, 2005	111,568,715	$ 1,115,687	$ 1,025,949,486	$ (77,339,314)	$ (4,035,531)	$ 945,690,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$ (8,031,333)	$ 780,954
Minority interest share of net loss	(283,840)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization	47,720,042	9,298,803
Other depreciation and amortization	2,737,667	644,896
Increase in other assets	(7,326,525)	(2,632,998)
Loss on hedging activities	71,850	—
Increase in accounts payable, accrued expenses and other liabilities	14,090,245	3,483,454
Net cash provided by operating activities	48,978,106	11,575,109
INVESTING ACTIVITIES:
Real estate investments	(553,042,780)	(212,093,714)
(Increase) decrease in restricted cash	4,854,224	(123,000,000)
(Increase) decrease in deferred acquisition costs	3,489,878	(11,947,627)
Increase in notes receivable	(5,500,000)	(4,314,000)
Master lease payments	2,662,622	1,560,548
Net cash used in investing activities	(547,536,056)	(349,794,793)
FINANCING ACTIVITIES:
Net proceeds from line of credit	12,000	3,403,000
Proceeds from mortgage notes	60,926,055	—
Principal payments on mortgage notes	(1,945,361)	(566,126)
Proceeds from financing obligations	91,516,116	14,906,604
Principal payments on financing obligations	(891,090)	(82,491)
Proceeds from short-term borrowings	80,000,000	—
Payments on short-term borrowings	(80,000,000)	—
Increase in deferred loan costs	(8,846,114)	(4,617,961)
Proceeds from sale of common shares	444,534,160	393,646,614
Offering costs for issuance of common shares, related party	(42,674,177)	(37,449,183)
Redemption of common shares	(5,182,676)	(99,199)
Increase in restricted cash	(4,249,086)	—
Settlement of cash flow hedging derivative	(2,111,427)	—
Distributions to common shareholders	(16,396,933)	(4,127,336)
Distributions to minority interests	(58,671)	—
Net cash provided by financing activities	514,632,796	365,013,922
NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 16,074,846	$ 26,794,238
CASH AND CASH EQUIVALENTS, beginning of period	$ 23,520,267	$ 4,076,642
CASH AND CASH EQUIVALENTS, end of period	$ 39,595,113	$ 30,870,880
Supplemental Disclosures of Cash Flow Information
Cash paid for interest expense	$ 16,948,389	$ 2,506,521
Assumption of secured debt in connection with real estate acquired	$ 436,058,177	$ 44,410,729
Amount issued pursuant to the distribution reinvestment plan	$ 19,151,326	$ 4,691,698

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

Our day to day activities are managed by Dividend Capital Advisors LLC (our advisor), an affiliate, under the terms and conditions of an advisory agreement. Our advisor is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of our public and private offerings. The Dealer Manager is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. Our advisor and the Dealer Manager receive compensation and fees for services relating to our offerings and for the investment and management of our assets (see “Note 8—Related Party Transactions”).

Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2004, and related notes thereto.

Principles of Consolidation

Our financial statements and the financial statements of our controlled subsidiaries are consolidated in the accompanying condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items in the condensed consolidated financial statements for 2004 have been reclassified to conform with the current period’s presentation.

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

Investment in Real Estate

We capitalize direct costs associated with the acquisition, development or improvement of real estate, including acquisition fees paid to our advisor. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Holding costs associated with development projects are capitalized as part of the development costs, including interest costs, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalized Interest.”

Upon acquisition, the total estimated cost of a property is allocated to land, building, land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141, “Business Combinations” SFAS No. 141. The allocation of the total estimated cost to land, building, land improvements and tenant improvements is based on our estimate of each property’s fair value based on all available information such as appraisals, property condition reports and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition should be recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total estimated cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include estimates for leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to rental revenue.

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

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. Maintenance and repair expenditures are expensed as incurred and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting gain or loss is reflected in operations in the period in which such sale or retirement occurs.

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

Debt

Debt consists of fixed and variable rate secured mortgage debt and a senior secured revolving credit facility. The fixed rate secured mortgage debt includes a premium, net of accumulated amortization, of $10.1 million as of September 30, 2005.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss, net unrealized loss in cash flow hedging derivatives and amortization of hedging derivatives, which for the nine months ended September 30, 2005 were approximately $8.0 million, $147,000 and $379,000, respectively. We report comprehensive income (loss) in our condensed consolidated statement of shareholders’ equity and other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to settled and assigned hedging transactions will be amortized to interest expense over the life of our hedged debt issuance(s). Changes in the fair value of unsettled hedging transactions are reflected in accumulated other comprehensive income (loss). Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions are recorded in our statements of operations. During the nine months ended September 30, 2005, there was a realized loss of approximately $72,000 related to ineffectiveness on our hedging activities and there was a gain of approximately $546,000 recognized during the three and nine months ended September 30, 2004 related to ineffectiveness of hedging activities (see “Note 4—Hedging Activities”).

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative. Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk are considered “fair value” hedges. Derivatives used to hedge exposure to variability in expected future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges. As of September 30, 2005, none of our derivatives were designated as fair value hedges.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use treasury locks in our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the nine months ended September 30, 2005 and 2004, such derivatives were used to hedge the variability in future interest expense associated with forecasted issuances of debt. On October 20, 2005, we settled all of our outstanding hedges for cash (see “Note 4—Hedging Activities”).

Revenue Recognition

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers that we expect to collect over the remaining lease term rather than currently, which is recorded as straight-line rent receivable in the accompanying condensed consolidated balance sheets. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three and nine months ended September 30, 2005, the total increase to rental revenues due to straight line rent adjustments was $1.4 million and $3.0 million, respectively. For the three and nine months ended September 30, 2004, the total increase to rental revenues due to straight line rent adjustments was approximately $628,000 and $1.0 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates measured at the date of acquisition. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and are amortized to rental revenues over the life of the respective leases. For the three and nine months ended September 30, 2005, the total net decrease to rental revenues due to the amortization of above and below market rents was approximately $643,000 and $1.5 million, respectively. The total net decrease during the same periods in 2004 was approximately $291,000 and $369,000, respectively.

In connection with certain property acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue. For the three and nine months ended September 30, 2005, total master lease payments were approximately $681,000 and $2.7 million, respectively. The total master lease payments earned during the same periods in 2004 were approximately $987,000 and $1.6 million, respectively.

During the nine months ended September 30, 2005, we had a customer in a building located in Atlanta, Georgia terminate its lease early and pay an early termination fee of approximately $3.7 million. This lease termination as well as several others resulted in a net gain of approximately $2.4 million on the early termination of leases and is included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.

Stock-Based Compensation

We have a stock-based employee compensation plan and an independent director compensation plan and we have entered into two soliciting dealer warrant agreements with the Dealer Manager. We account for these plans under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and its related interpretations. As of September 30, 2005, and December 31, 2004, we had 80,000 and 60,000 options, respectively, outstanding under the Director Stock Option Plan. As of September 30, 2005, and December 31, 2004, 107,500 options had been granted under the Employee Stock Option Plan. As of September 30, 2005, we had approximately 2.2 million soliciting dealer warrants outstanding pursuant to the aforementioned soliciting dealer warrant agreements. Options granted under both the Director Stock Option Plan and the Employee Stock Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Warrants issued pursuant to the soliciting dealer warrant agreements are also valued using the Black-Scholes option-pricing model.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for public companies for the annual period beginning after December 15, 2005. The adoption of SFAS No. 123R will require the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. Management does not believe the adoption of SFAS No. 123R will have a material impact to our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority

Shareholder or Shareholders Have Certain Approval or Veto rights”. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. We adopted the consolidation requirements of this consensus in the third quarter of 2005 and such adoption did not have a material impact on our financial position, results of operations or cash flows.

Note 2—Real Estate

Acquisitions

During the nine months ended September 30, 2005, we acquired 142 properties (104 of which were acquired in the Cabot merger discussed below) located in 15 different markets, including 13 of our target markets, for a total estimated cost of approximately $998.0 million, including acquisition fees paid to our advisor. These properties were acquired using net proceeds from our public and private offerings, proceeds from our secured revolving credit facility and short-term, unsecured debt (which, as of September 30, 2005, had been repaid with net proceeds from our offerings), and the assumption of approximately $436.1 million in mortgage debt (see “Note 3—Debt”).

Merger with Cabot Industrial Value Fund, Inc. and Subsequent Acquisitions and Dispositions by Cabot Industrial Value Fund, LP

We entered into an agreement dated June 17, 2005 (the “Agreement”) with Cabot Industrial Value Fund, Inc. (“Cabot”), an unrelated, privately held third party, to acquire by merger all of the outstanding shares of Cabot’s common stock. Our advisor and its affiliates subsequently acquired a less than 0.1% interest in Cabot in August 2005 (see “Note 7—Minority Interest”).

Pursuant to the Agreement, on July 21, 2005, we completed the merger and, through our ownership of Cabot, we acquired an approximate 87% interest in Cabot Industrial Value Fund, LP (the “Cabot Partnership”) which, as of September 30, 2005, owned a portfolio of 104 properties with a total estimated value of approximately $643.9 million, including an acquisition fee paid to our advisor. We completed the merger and thereby obtained our 87% interest in the Cabot Partnership for a total investment of approximately $564.0 million, which includes an acquisition fee of approximately $5.6 million paid to our advisor. This acquisition was funded using net proceeds from our public and private offerings, proceeds from the issuance of $80 million of short-term, unsecured debt, draws on our secured revolving credit facility of $65 million and the assumption of our portion of approximately $309 million of existing debt. The results of operations of Cabot from July 21, 2005 through September 30, 2005 are included in the accompanying condensed consolidated statements of operations.

Cabot is structured as an UPREIT whereby it is the sole general partner of the Cabot Partnership, the subsidiary through which all of the Cabot properties are owned and operated. The remaining interest in the Cabot Partnership continues to be owned by Cabot Industrial Fund Manager, LLC, the previous general partner of the Cabot Partnership (the “Manager”), and other limited partners. At closing, we entered into an agreement whereby we have the option to acquire the remaining interests in the Cabot Partnership. Through this agreement, the remaining limited partners, including the Manager, have an initial option to put the remaining interests to the Company beginning April 1, 2006 and ending July 1, 2006 at a price subject to certain adjustments, equal to approximately $42.6 million and we have an initial option to call the remaining interests beginning April 1, 2007 and ending July 1, 2007 at the same price as adjusted in accordance with the consumer price index. Subsequent to these initial options, the limited partners and we will continue to have put and call options and the price of such remaining interests would be based upon fair value (see “Note 7—Minority Interest”).

On August 1, 2005, the Cabot Partnership, pursuant to a purchase and sale agreement dated August 27, 2004, completed the acquisition of the 6804-6930 South 212th Street bulk distribution facility for total consideration of approximately $12.9 million. 6804-6930 South 212th Street is located in Kent, Washington, a sub-market of Seattle, and is comprised of 182,480 rentable square feet and was 100% leased as of September 30, 2005.

On August 15, 2005, the Cabot Partnership completed the disposition of Helen Street, a 792,595 square foot bulk distribution center located in New Jersey. The purchase and sale agreement was entered into on July 8, 2005, between the Cabot Partnership and an unrelated third party. The selling price of approximately $43.0 million was negotiated between the Cabot Partnership’s previous general partner and the third party seller.

As of September 30, 2005, the Cabot Partnership portfolio was comprised of 103 operating industrial buildings and one building under construction located in 12 markets throughout the United States, representing 10.8 million square feet of gross leasable area. The following table provides additional information about the portfolio, excluding development activity, as of September 30, 2005:

Market	Buildings	Gross Leasable Area	Occupancy
Atlanta	29	1,457,171	83.2%
Baltimore	2	292,689	100.0%
Boston	1	164,900	47.8%
Charlotte	3	345,956	100.0%
Chicago	6	1,073,830	98.9%
Cincinnati	11	1,496,773	67.6%
Columbus	3	1,213,486	85.2%
Dallas	29	2,249,498	92.6%
Los Angeles	7	725,432	81.6%
Miami	1	65,669	100.0%
New Jersey	3	483,338	100.0%
Seattle	8	1,198,617	100.0%
Total	103	10,767,359	87.8%

The following unaudited pro forma information relating to our operations for the nine months ended September 30, 2005 and 2004 have been prepared to reflect the incremental effect of the Cabot merger and all other acquisitions that occurred after January 1, 2004 through July 21, 2005, the date of the merger, as if such transactions had occurred as of January 1, 2004 and were carried forward through September 30, 2005. As these acquisitions were assumed to have been made on January 1, 2004, our shares outstanding as of July 21, 2005, the merger date, are also assumed to have been issued and outstanding as of January 1, 2004 for purposes of calculating the per share information.

	Nine Months Ended September 30,
	2005	2004
Revenue	$122,427,800	$106,614,093
Depreciation	60,421,674	59,562,979
Net loss	(12,623,351)	(17,479,801)
Loss per share—basic and diluted	$(0.13)	$(0.18)
Shares outstanding:
Basic	97,814,928	97,814,928
Diluted	98,259,280	98,259,280

This information is based, in part, on historical operating results including properties that were previously entirely or partially vacant and properties under development. This information is presented for illustrative purposes only and may not be indicative of the results that actually would have occurred if the acquisitions had been in effect on the dates indicated and this information is not intended to be indicative of future operating results.

Joint Ventures and Development Projects

The following table describes our joint venture and development projects as of September 30, 2005:

	Location	Number of Buildings	Square Feet	Estimated Completion Date	Equity Investment As of September 30, 2005	Estimated Total Cost Total
Development Projects
Verizon Distribution Center(3)	Baltimore	1	139,424	October 2005	$24,842,502	$30,900,000	(5)
SouthCreek IV Distribution Facility(1)	Atlanta	1	556,800	June 2007	$5,763,390	$16,500,000
Forward Purchase Commitments
Buford Distribution Center(2)	Atlanta	2	677,667	January 2006	$95,561	$29,000,000
Deltapoint Park(2)	Memphis	1	885,000	January 2006	$45,484	26,700,000
Corporate Loans
Plainfield	Plainfield	2	1,033,566	January 2006	$4,368 000	—	(4)
Riverside	Los Angeles	1	953,132	September 2006	$1,430,700	—	(4)
Goodson	Atlanta	1	744,000	January 2006	$3,940,000	—	(4)
Total		9	4,989,589		$40,485,637	$103,100,000

(1)             These joint ventures are with an unaffiliated third party.

(2)             For a description of this forward capital commitment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)             We acquired this development project in connection with the Cabot acquisition.

(4)             These loans were respectively used to fund development projects for which the estimated total costs are not readily determinable. However, pursuant to a strategic relationship we entered into with a third party developer, we have committed to fund up to $15 million into various development projects including the Plainfield, Riverside and Goodson development projects.

(5)             We anticipate that the total estimated cost of this project will exceed $30,900,000. However, pursuant to our tenant’s lease agreement, our tenant is obligated to reimburse us for any excess costs.

Note 3—Debt

As of September 30, 2005, and December 31, 2004, our debt consisted of the following:

	Assumption/	Stated	Effective		Outstanding Balance as of
	Issuance	Interest	Interest	Maturity	September 30,	December 31,
	Date	Rate	Rate(5)	Date	2005	2004
Secured Mortgage Debt:
New York Life	December 2003	5.00%	5.00%	March 2011	$39,434,352	$39,953,415
ING Investment Management(1)	December 2004	5.31%	5.34%	January 2015	55,000,000	55,000,000
ING Investment Management(1)	January 2005	4.40%	5.42%	January 2010	57,000,000	—
ING Investment Management	September 2005	4.97%	4.97%	October 2013	3,926,055	—
Assumed Secured Mortgage Debt(2):
Principal	June 2004	7.08%	4.81%	July 2008	16,829,922	17,174,107
Principal	June 2004	7.21%	4.81%	July 2008	11,421,774	11,570,162
Prudential	June 2004	6.40%	6.09%	November 2012	12,700,000	12,700,000
Principal	November 2004	6.22%	4.18%	September 2012	3,779,808	3,838,755
Legacy	February 2005	7.40%	5.21%	December 2017	1,444,423	—
Prudential	March 2005	5.69%	5.22%	December 2013	8,119,076	—
State Farm	March 2005	6.72%	5.62%	November 2022	12,511,438	—
Column Financial, Inc.	April 2005	6.30%	5.18%	September 2012	27,238,384	—
John Hancock	April 2005	6.91%	5.25%	September 2013	6,249,862	—
TIAA	May 2005	8.50%	4.71%	October 2008	8,095,807	—
Fortis Benefits Insurance Co.	May 2005	7.25%	4.70%	July 2008	2,513,431	—
ING Investment Management	June 2005	4.89%	4.73%	February 2008	19,998,000	—
Mass Mutual	June 2005	6.79%	4.91%	July 2011	4,706,383	—
Key Bank	July 2005	6.44%	4.72%	October 2012	7,204,381	—
Key Bank	July 2005	6.84%	4.72%	September 2012	8,347,182	—
Transamerica	July 2005	6.97%	4.75%	June 2013	11,529,337	—
Assumed Secured Mortgage Debt of Consolidated Investees:
Nationwide	July 2005	5.06%	5.06%	January 2011	57,494,000	—
Nationwide	July 2005	4.72%	4.72%	April 2011	50,150,000	—
Jackson	July 2005	5.16%	5.16%	July 2012	62,740,000	—
Jackson	July 2005	4.91%	4.91%	April 2012	62,600,000	—
New York Life	July 2005	4.79%	4.79%	October 2011	50,549,095	—
New York Life	July 2005	4.90%	4.90%	October 2011	25,236,655	—
Weighted Avg./Totals(3)		5.34%			$626,819,365	$140,236,439
Premiums, Net of Amortization(2)					10,055,609	2,518,329
Carrying Value of Debt			5.05%		$636,874,974	$142,754,768
Senior Secured Revolving Credit Facility(4)
JP Morgan	October 2003	6.75%	6.75%	February 2007	$16,000	$4,000

(1)             We assigned certain treasury lock hedging transactions to these notes. Pursuant to SFAS No. 133 (see “Note 1—Organization and Summary of Significant  Accounting Policies”, the fair value of these hedging instruments will be amortized to interest expense over the life of the assigned notes.

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

(3)             Weighted-average interest rates are based upon outstanding balances as of September 30, 2005.

(4)             Our senior secured revolving credit facility bears interest at either prime (6.75% at September 30, 2005) or, at our election, LIBOR plus 1.125% to 1.500%.

(5)             Reflects the impact to interest rates of GAAP adjustments for purchase price allocation and hedging transactions. These rates do not reflect the impact of other interest expense items such as fees and the amortization of loan costs.

In January 2005, we entered into $57.0 million of secured, non-recourse debt with a stated fixed interest rate of 4.40% which matures in 2010. The underlying notes require monthly payments of interest only until January 1, 2006 at which time monthly payments of principal and interest will be required. In September 2005, we entered into an additional $3.9 million of secured, non-recourse debt with a fixed interest rate of 4.97% which matures in October 2013. The underlying note requires interest only payments until April 1, 2007 at which time monthly payments of principal and interest will be required.

During the nine months ended September 30, 2005, we assumed eighteen secured, non-recourse notes, totaling $427.6 million, excluding premiums, in conjunction with the acquisition of certain properties (see “Note 2—Real Estate”). These assumed notes bear interest at fixed and variable rates ranging from 4.72% to 8.50% and require monthly payments of either interest only or principal and interest. The maturity dates of such assumed notes range from February 2008 to November 2022. We assumed six of these notes totaling $308.8 million in connection with our merger with Cabot Industrial Value Fund, Inc. on July 21, 2005 (see “Note 2—Real Estate”). Pursuant to SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $8.5 million, which will be amortized to interest expense over the remaining life of the underlying notes.

We have a senior secured revolving credit facility with a current capacity of $225 million with a syndicated group led by JP Morgan Securities (formerly BankOne). The credit facility currently bears interest at either LIBOR plus 1.125% to 1.500%, or, at our election, the prime rate and is subject to an annual 0.250% facility fee. This credit facility contains various covenants including financial covenants regarding net worth, interest and fixed charge coverage and consolidated leverage. As of September 30, 2005, we had an outstanding balance of $16,000 on our senior secured revolving credit facility.

As of September 30, 2005, the gross book value of all our properties was approximately $1.8 billion and the gross book value of all properties securing our fixed rate mortgage debt and senior secured revolving credit facility was approximately $1.2 billion and $239.1 million, respectively. Our debt has various covenants and management believes we were in compliance with all of these covenants at September 30, 2005.

Note 4—Hedging Activities

We enter into forward treasury locks in anticipation of issuing future fixed rate debt to fund future property acquisitions. We enter into such treasury locks to hedge our exposure to the variability in interest rates and therefore mitigating the risk of changes in future payments of interest for anticipated fixed rate debt issuances over a maximum period of 12 months (excluding forecasted transactions related to the payment of variable interest on our existing senior secured revolving credit facility). As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. These forward treasury lock hedges have been designated as cash flow hedges for accounting purposes.

As of September 30, 2005, we had entered into a total of eight cash flow hedging transactions, of which five have been settled for cash. Of the five settled hedges, two have been attributed to fixed rate debt and the balances of such hedges are being amortized to interest expense over the life of the assigned debt and the fair value of the other three settled hedges are recorded in other comprehensive loss until the anticipated future fixed rate debt is issued, at which time such values will be amortized over the life of the debt to interest expense. The three unsettled hedges are recorded in other comprehensive loss at their fair value.

With respect to the three unsettled hedges, as of September 30, 2005, one had a negative fair value of approximately $410,000 which is included in other liabilities and the other two outstanding hedges had a positive fair value of approximately $762,000 and are included in other assets. As a result of the change in fair value of the unsettled hedges, during the three and nine months ended September 30, 2005, we recorded an unrealized gain of approximately $4.0 million and an unrealized loss of approximately $147,000, respectively, to shareholders’ equity and comprehensive loss. During the three and nine months ended September 30, 2004, we recorded an unrealized loss of approximately $4.8 million and $4.3 million, respectively to shareholders’ equity and comprehensive income as a result of the change in fair value of the outstanding hedges. On October 20, 2005, all three of the remaining hedges were settled with a total payment to us of $1.6 million. In addition, on October 20, 2005, we locked interest rates on future issuances of fixed rate debt thereby eliminating the variability in interest rate changes associated with certain forecasted debt issuances.

As of September 30, 2005, and December 31, 2004, the accumulated other comprehensive loss balance pertaining to the cash flow hedges was approximately $4.0 million and $4.3 million, respectively. Amounts reported in accumulated other comprehensive loss related to cash flow hedges will be amortized to interest expense as payments are made on our anticipated future debt issuance. During the next 12 months, we estimate that approximately $735,000 will be amortized from other comprehensive loss to interest expense resulting in an increase in our interest expense.

Note 5—Public Offerings

On June 28, 2004, we filed our third registration statement with the Securities Exchange Commission (“SEC”) covering our third public offering of our common stock. This registration statement was declared effective by the SEC, and the offering commenced, on October 18, 2004. The common stock was offered at a price of $10.50 per share for a maximum of 40,000,000 shares. The registration statement also covered up to 13,000,000 shares available pursuant to our distribution reinvestment plan. On June 24, 2005, we concluded our third public offering having sold approximately 40.3 million shares of our common stock for gross proceeds of approximately $421.2 million.

Our fourth offering began immediately following the third offering. The fourth registration statement was filed on January 24, 2005 and was declared effective by the SEC on June 9, 2005, and we commenced the offering on June 27, 2005. The registration statement covers a maximum of $1,000,000,000 in shares of our common stock to be sold, including proceeds from our distribution reinvestment plan. Up to 72,770,273 shares are being offered to the public at a current price of $10.50 per share and up to 23,650,339 shares are being offered to participants in our distribution reinvestment plan. We will continue to sell shares under this offering, providing capital primarily for investment in real estate. As of September 30, 2005, we had sold 16,047,082 shares pursuant to our fourth public offering for total gross proceeds of approximately $167.5 million.

Through our public offerings of common stock we have raised gross proceeds of $157.7 million and $463.3 million for the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2004, we raised gross proceeds of approximately $154.7 million and $401.2 million pursuant to our public offerings.

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

During the three and nine months ended September 30, 2005, we raised approximately $55.2 million and $91.5 million, respectively, from the sale of undivided interests in our properties, which is included in financing obligations in the accompanying condensed consolidated balance sheets pursuant to SFAS No. 98 “Accounting for Leases” (“SFAS No. 98”). During the same periods in 2004, we raised approximately $11.6 million and $14.9 million, respectively, from the sale of such interests. In accordance with SFAS No. 98, a portion of the rental payments made by our partnership to owners of tenancy-in-common interests will be recognized by our partnership as interest expense using the interest method.

During the three and nine months ended September 30, 2005, our partnership incurred upfront costs of approximately $3.5 million and $6.6 million, respectively, payable to our advisor and other affiliates for affecting these transactions which are recorded as deferred loan costs. During the same periods in 2004, our partnership incurred upfront costs of approximately $933,000 and $1.2 million, respectively. Such deferred loan costs are amortized to interest expense over the life of the financing obligation. If our partnership elects to exercise any purchase option as described above and issue limited partnership units, the unamortized portion of the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be recorded against shareholders’ equity as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, the unamortized portion of the up-front fees and expense reimbursements paid to affiliates with respect to such transactions will be considered in the calculation of a gain or loss on the sale of real estate.

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

Note 7—Minority Interest

Minority interest consists of the following as of:

	September 30, 2005	December 31, 2004
Limited partnership units:
Net investment	$3,947,859	$—
Distributions	(162,038)	—
Share of net loss	(20,986)	—
Sub-total	3,764,835	—
Cabot limited partnership units:		—
Net investment	43,513,804	—
Distributions	(3,199,832)
Share of net loss	(262,457)	—
Sub-total	40,051,515	—
Cabot non-voting common stock:
Net investment	63,000	—
Share of net loss	(397)	—
Sub-total	62,603	—
Limited partnership Special Units	1,000	1,000
Total	$43,879,953	$1,000

Limited Partnership Units

At September 30, 2005, our partnership was over 99% owned by Dividend Capital and less than 1% by other non-affiliated limited partners (see “Note 6—Our Partnership’s Private Placement”) and our advisor. After a period of one year, limited partnership units are redeemable at the option of the unit holder. We have the option of redeeming the limited partnership units with cash or with common shares. At inception (April 12, 2002), our partnership issued 20,000 limited partnership units to our advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our partnership.

Cabot Limited Partnership Units

Pursuant to the Cabot merger (see “Note 2—Real Estate”), the unaffiliated parties that were limited partners in the Cabot Partnership prior to the Cabot merger remained limited partners after the merger and these amounts are recorded as minority interest. As of September 30, 2005, the limited partners owned approximately 13% of the Cabot Partnership. On July 21, 2005, we entered into an agreement whereby we have the option to acquire the remaining interests in the Cabot Partnership. Through this agreement, the remaining limited partners including the Manager, have an initial option to put the remaining interests to us beginning April 1, 2006 and ending July 1, 2006 at a price, subject to certain adjustments, equal to approximately $42.6 million and we have an initial option to call the remaining interests beginning April 1, 2007 and ending July 1, 2007 at the same price as adjusted in accordance with the consumer price index. Subsequent to these initial options, the limited partners and we will continue to have put and call options and the price of such remaining interests would be based upon fair value. Income and losses of the Cabot Partnership are allocated pro rata based on the partners’ ownership interests.

Cabot Non-Voting Common Stock

In August 2005, our advisor and its affiliates acquired 126 shares of Cabot’s non-voting common stock for a purchase price of $500 each or $63,000 in the aggregate. Our advisor purchased these shares on behalf of its employees and other affiliates. The proceeds from the sale of these non-voting common shares were used to invest in the Cabot Partnership. Collectively, as of September 30, 2005, these non-voting shares of common stock represent less than a 0.1% ownership of Cabot and the holders of these shares will participate in the dividends of Cabot in proportion to their respective ownership percentages.

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

Note 8—Related Party Transactions

Advisory Agreement

We have entered into an Advisory Agreement with our advisor pursuant to which we pay certain acquisition and asset management fees to our advisor. Our advisor is considered a related party as certain indirect owners and employees of our advisor serve as our executives. The amount of such acquisition fees is equal to 1% of the aggregate purchase price of properties we acquire. During the three and nine months ended September 30, 2005, our advisor earned approximately $6.4 million and $9.2 million, respectively, and, for the three and nine months ended September 30, 2004, our advisor earned approximately $315,000 and $3.0 million, respectively, for acquisition fees which are accounted for as part of the basis of the acquired properties.

We pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we own in excess of $170 million. During the three and nine months ended September 30, 2005, we incurred asset management fees of $2.9 million and $5.6 million, respectively. During the three and nine months ended September 30, 2004, we incurred assets management fees of approximately $398,000 and $543,000, respectively.

Pursuant to the Advisory Agreement, our advisor is obligated to advance all of our organization and offering and marketing related costs subject to its right to be reimbursed for such costs by us in an amount up to 2% of the aggregate gross offering proceeds raised. Such offering and marketing related costs include, but are not limited to, actual legal, accounting, printing and other expenses attributable to organizing Dividend Capital, preparing the SEC registration statements, qualification of the shares for sale in the states and filing fees incurred by our advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee (see below).

During the three and nine months ended September 30, 2005, our advisor incurred approximately $2.4 million and $6.3 million, respectively, of organization and offering costs. During the three and nine months ended September 30, 2004, our advisor incurred approximately $2.0 million and $6.2 million, respectively, of offering and marketing related costs. During the three and nine months ended September 30, 2005, we reimbursed our advisor approximately $3.1 million and $9.0 million, respectively, for such costs and, during the three and nine months ended September 30, 2004, we reimbursed our advisor approximately $3.1 million and $8.0 million, respectively. These amounts are reflected in equity as offering costs when incurred. As of September 30, 2005, the net un-reimbursed amount of offering and marketing related costs incurred by our advisor, since inception (April 12, 2002), was approximately $2.2 million. If we are not successful in raising additional amounts of equity proceeds, no additional amounts will be payable by us to our advisor for reimbursement of offering and marketing related costs.

Our advisor is obligated to pay all of the offering and marketing related costs associated with our partnership’s private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross proceeds raised through our partnership’s private placement. During the three and nine months ended September 30, 2005, our partnership incurred approximately $1.4 million and $2.7 million, respectively, and, during the three and nine months ended September 30, 2004, our partnership incurred approximately $409,000 and $1.5 million, respectively, payable to our advisor for such expense allowance.

In accordance with the Advisory Agreement we are obligated, subject to certain limitations, to reimburse our advisor for certain other expenses incurred on our behalf for providing services contemplated in the Advisory Agreement, provided that our advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three and nine months ended September 30, 2005, we have reimbursed approximately $120,000 and $292,000, respectively for such costs. For the three and nine months ended September 30, 2004, we reimbursed our advisor approximately $103,000 and $173,000, respectively, for such expenses.

As of September 30, 2005 and December 31, 2004, we owed our advisor approximately $1.5 million and $576,000, respectively, for various fees and reimbursements as described above which is included in other liabilities on the accompanying condensed consolidated balance sheets.

Dealer Manager Agreement

We have entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our public offerings to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6% sales commission of gross offering proceeds raised pursuant to our public offerings. As of September 30, 2005, all sales commissions had been re-allowed to participating broker-dealers. For the three and nine months ended September 30, 2005, we incurred approximately $11.6 million and $34.2 million, respectively, and, for the three and nine months ended September 30, 2004, we incurred approximately $11.6 million and $30.7 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are included as a reduction of additional paid-in capital on the accompanying condensed consolidated balance sheets.

We have also entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross proceeds raised through our partnership’s private placement. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross proceeds raised through our partnership’s private placement. As of September 30, 2005, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. For the three and nine months ended September 30, 2005, we incurred up front fees of approximately $2.3 million and $4.3 million, respectively, and, for the three and nine months ended September 30, 2004, we incurred up front fees of approximately $589,000 and $735,000, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are included in deferred loan costs on the accompanying condensed consolidated balance sheets.

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12. In September 2005, our board of directors authorized the issuance of approximately 2.2 million soliciting dealer warrants to the Dealer Manager representing all of the warrants the Dealer Manager earned in connection with our first and second public offerings. Pursuant to SFAS No. 123, we valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. No warrants were offered in our third public offering and no warrants are being offered in our fourth public offering. During the nine months ended September 30, 2005, the Dealer Manager did not earn any soliciting dealer warrants as all shares sold during such period were in connection with our third and fourth public offerings (see “Note 5—Public Offerings”).

As of September 30, 2005 and December 31, 2004, we owed the Dealer Manager approximately $956,000 and $828,000, respectively, in relation to the fees described above which is included in other liabilities on the accompanying condensed consolidated balance sheets.

Facilitator Agreement

We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with our partnership’s private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through our partnership’s private placement for transaction facilitation. For the three and nine months ended September 30, 2005, we incurred approximately $523,000 and $1.0 million, respectively, and, for the three and nine months ended September 30, 2004, we incurred approximately $140,000 and $173,000, respectively, payable to the Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation (see “Note 6—Our Partnership’s Private Placement”).

Note 9—Net Income (Loss) per Common Share

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(6,197,688)	$105,656	$(8,031,333)	$780,954
Minority interest share in net (loss)	(25,081)	—	(21,783)	—
Adjusted net income (loss)	$(6,222,769)	$105,656	$(8,053,116)	$780,954
Weighted average common shares outstanding—Basic	104,223,534	44,669,644	89,147,083	30,315,854
Incremental weighted average effect of conversion of limited partnership units	444,352	20,000	293,575	20,000
Weighted average common shares outstanding—Diluted	104,667,886	44,689,644	89,440,658	30,335,854
Net income (loss) attributable per common share—Basic	$(0.06)	$0.00	$(0.09)	$0.03
Net income (loss) attributable per common share—Diluted	$(0.06)	$0.00	$(0.09)	$0.03

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

Unless the context otherwise requires, the terms, “we,” “us,” and “our” refer to Dividend Capital Trust Inc. and Dividend Capital Operating Partnership LP and their consolidated subsidiaries.

General

Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality, generic distribution warehouses and light industrial properties net leased to creditworthy corporate customers. In order to provide capital for these investments, we are selling our common stock through public offerings, raising capital through our partnership’s private placement and issuing debt. We intend to continue raising capital through our fourth offering more fully described below, through our partnership’s private placement and through the issuance of debt.

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

•       Proceeds from our current offering of common stock;

•       Proceeds from our partnership’s private placement;

•       Proceeds from our distribution reinvestment plan;

•       Borrowings under our senior secured credit facility;

•       Other forms of secured or unsecured financings;

•       Capital from co-investment partners; and

•       Cash flow from operations.

Over the short term, we believe that our sources of capital, specifically our cash flow from operations, borrowings under our credit facility and our ability to raise capital through public offerings and our partnership’s private placement are adequate and will continue to be adequate to meet our liquidity requirements and capital commitments. These liquidity requirements and capital commitments include the payment of distributions, capital expenditures at our properties, forward purchase commitments (as more fully described below) and the acquisition of 13 buildings which are currently under contract or have closed since September 30, 2005. These buildings total approximately 2.4 million square feet and have an aggregate purchase price of approximately $133.4 million. We anticipate that the acquisitions that have not yet closed will close over the next several months. However, the contracts related to such acquisitions are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

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

During the nine months ended September 30, 2005, and 2004, cash generated from financing activities was approximately $514.6 million and $ 365.0 million, respectively. This increase was generally comprised of an increase in gross proceeds generated by our public offerings and our partnership’s private placement of approximately $127.5 million compared to the same period in 2004. Additionally, cash provided by operating activities increased to approximately $49.0 million for the nine months ended September 30, 2005, from approximately $11.6 million for the same period ended September 30, 2004 due to the additional properties owned during the 2005 period. These sources of capital were primarily utilized to fund approximately $547.5 million and $349.8 million of cash used in investing activities during the nine months ended September 30, 2005 and 2004, respectively.

Public Offerings

On June 28, 2004, we filed our third registration statement with the SEC covering our third public offering of our common stock. This registration statement was declared effective by the SEC, and the offering commenced, on October 18, 2004. The common stock was offered at a price of $10.50 per share for a maximum of 40,000,000 shares. The registration statement also covered up to 13,000,000 shares available pursuant to our distribution reinvestment plan. On June 24, 2005, we concluded our third public offering having sold approximately 40.3 million shares of our common stock for gross proceeds of approximately $421.2 million.

Our fourth offering began immediately following the third offering. The fourth registration statement was filed on January 24, 2005 and was declared effective by the SEC on June 9, 2005, and we commenced the offering on June 27, 2005. The registration statement covers a maximum of $1,000,000,000 in shares of common stock to be sold, including proceeds from our distribution reinvestment plan. Up to 72,770,273 shares are being offered to the public at a current price of $10.50 per share and up to 23,650,339 shares are being offered to participants in our distribution reinvestment plan. We will continue to sell shares under this offering, providing capital primarily for investment in real estate. As of September 30, 2005, we had sold 16,047,082 shares pursuant to our fourth public offering for total gross proceeds of approximately $167.5 million.

Our Partnership’s Private Placement

Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to investors will be 100% leased by our partnership, and such leases will contain purchase options whereby our partnership will have the right to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code. During the three and nine months ended September 30, 2005, we raised approximately $55.2 million and $91.5 million, respectively, from the sale of undivided tenancy-in-common interests in our properties, and, as of September 30, 2005, we have raised a total of approximately $124.2 million from the sale of undivided tenancy-in-common interests in our properties pursuant to our partnership’s private placement.

On April 8, 2005, pursuant to its master lease agreement, our partnership exercised its option to buy certain tenancy-in-common interests it had previously sold in a property located in Memphis, Tennessee by issuing approximately 424,000 limited partnership units worth approximately $4.5 million. Such unit holders will have substantially the same economic interest as our common shareholders.

Forward Capital Commitment Agreements

On March 28, 2005, a wholly-owned subsidiary of our partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unaffiliated third party, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC (“Deltapoint”), a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to the operating agreement of Deltapoint, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return. In May 2005, our partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the distribution facility from the joint venture upon completion which can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs. We currently estimate that the facility will be completed in January 2006 with a purchase price equal to, at the minimum, the total estimated cost of completion. The purchase price may vary depending on certain variables including occupancy on the date of acquisition.

In October 2004, we entered into a forward capital commitment with Wachovia Bank National Association (“Wachovia”) in connection with our commitment to acquire two buildings, referred to as the Buford Distribution Center, totaling 677,667 square feet from an unrelated third party developer. We have entered into a binding agreement with Wachovia, the construction lender, to purchase the buildings at a price of up to $29.0 million and thereby retire the related construction financing. Our obligation to acquire the buildings from the third party developer upon completion can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs. In order to provide security to Wachovia under this capital commitment, we were required to place $4.9 million in escrow in lieu of a letter of credit. We anticipate funding this commitment in 2006 with net proceeds from our public offerings and debt.

Distributions

The payment of distributions is determined by our Board of Directors and may be adjusted at its discretion at any time. In December 2004, our Board of Directors set the 2005 distribution level at an annualized $0.64 per share. The distribution was set by our Board of Directors at a level we believe to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions and projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations. For the three and nine months ended September 30, 2005, our board of directors declared distributions totaling approximately $16.9 million and $42.7 million, respectively. During the nine months ended September 30, 2005, we paid the following distributions:  (i) $9.7 million on January 17, 2005, for distributions declared in the fourth quarter of 2004 (ii) $11.7 million on April 15, 2005, for distributions declared in the first quarter of 2005 and (iii) $14.1 million on July 15, 2005, for distributions declared in the second quarter of 2005. To fund total distributions, we utilized both funds from operations and debt proceeds. It is our objective to fund our distributions over time exclusively using funds from our operations.

Distribution Reinvestment Plan

Pursuant to our distribution reinvestment plan, $9.4 million and $23.4 million of the distributions declared during the three and nine months ended September 30, 2005, respectively, was satisfied through the issuance of approximately 944,000 and 2.3 million shares of our common stock, respectively, at a 5.0% discount from our then current public offering share price for a discounted purchase price of $9.975 per share. For the three and nine months ended September 30, 2004, $3.8 million and $7.7 million, respectively, of distributions declared were satisfied through the issuance of approximately 401,000 and 813,000 shares of our common stock, respectively, pursuant to our distribution reinvestment plan at a 5.0% discount from our then current public offering share price for a discounted purchase price of $9.50 per share.

Debt Service Requirements

As of September 30, 2005, we had total outstanding debt, excluding premiums and financing obligations (see “Note 6—Our Partnership’s Private Placement” to the condensed consolidated financial statements), of approximately $626.8 million consisting primarily of secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly payments of interest and many require, or will ultimately require, monthly repayments of principal (see “Note 3—Debt” to the condensed consolidated financial statements). Currently, cash flow from operations is sufficient to satisfy these monthly debt service requirements and we anticipate that it will continue to be sufficient to satisfy these requirements over time.

As of September 30, 2005, the gross book value of all of our properties was approximately $1.8 billion and the gross book value of all properties securing our fixed rate mortgage debt and secured credit facility was approximately $1.2 billion and $186.2 million, respectively. Our debt has various covenants and management believes we were in compliance with all of these covenants at September 30, 2005.

Results of Operations

Summary

As of September 30, 2005, we owned 248 properties located in 23 markets throughout the United States, 207 of which were acquired after September 30, 2004. As a result of the acquisition of 207 properties made subsequent to September 30, 2004, the revenues and expenses from our operations for the three and nine months ended September 30, 2005 reflect a significant increase compared to the revenues and expenses from our operations for the three and nine months ended September 30, 2004. The following table illustrates our collective acquisition activity as of September 30, 2005 and September 30, 2004, respectively.

	As of September 30,
	2005				2004
Market	Number of Buildings	Initial Acquisition Cost(1)	Gross Leasable Area	Occupancy(2)	Number of Buildings	Initial Acquisition Cost(1)	Gross Leasable Area	Occupancy(2)
Atlanta	48	$263,517,952	5,981,602	88.2%	5	$68,100,025	2,176,034	78.1%
Baltimore	9	66,754,076	1,167,144	87.7%	—	—	—	—
Boston	6	41,644,823	570,641	67.4%	—	—	—	—
Charlotte	3	18,010,555	345,956	100.0%	—	—	—	—
Chicago	13	145,225,939	2,814,275	96.4%	1	11,369,570	222,122	100.0%
Cincinnati	18	131,454,546	3,294,142	84.0%	7	78,907,919	1,797,369	94.9%
Columbus	3	48,065,582	1,213,486	85.2%	—	—	—	—
Dallas	48	222,133,310	4,701,266	91.2%	3	40,814,101	982,776	86.8%
Denver	1	8,949,122	160,232	100.0%	1	8,949,122	160,232	82.8%
Harrisburg	2	30,481,367	650,000	100.0%	—	—	—	—
Houston	33	129,620,154	2,349,671	86.6%	12	51,689,595	815,829	96.8%
Indianapolis	1	15,663,010	442,127	100.0%	1	15,663,010	442,127	68.3%
Los Angeles	11	84,089,795	1,169,498	80.0%	1	9,838,394	201,493	100.0%
Louisville	2	18,350,820	521,000	100.0%	2	18,350,820	521,000	100.0%
Memphis	11	183,391,048	5,042,018	95.4%	3	39,836,875	1,101,006	97.9%
Miami	3	25,648,721	316,452	93.9%	—	—	—	—
Nashville	3	59,340,369	1,699,530	100.0%	3	59,340,369	1,699,530	100.0%
New Jersey	3	36,935,837	483,338	100.0%	—	—	—	—
Orlando	2	15,681,760	367,137	100.0%	—	—	—	—
Phoenix	13	79,349,999	1,474,963	95.3%	—	—	—	—
San Antonio	2	7,724,491	172,050	100.0%	2	7,724,491	172,050	100.0%
San Francisco	5	35,371,221	474,636	100.0%	—	—	—	—
Seattle	8	87,201,834	1,198,617	100.0%	—	—	—	—
Total	248	$1,754,606,330	36,609,781	91.5%	41	$410,584,291	10,291,568	91.1%

(1)             These amounts represent the total cost of our properties in accordance with GAAP as of the date of acquisition and these amounts do not reflect additions or deletions that succeed the date of acquisition.

(2)             The total vacant square footage as of September 30, 2005, and 2004, was 3,129,588 and 913,065, respectively. Of the vacant space as of September 30, 2005 and 2004, we had 457,041 and 745,750 square feet, respectively, under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. The total percentage of square feet leased, including space covered by master leases was 92.7% and 98.4% as of September 30, 2005, and 2004, respectively. For financial reporting purposes under GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenues.

In addition to the significant increase in property operating income from the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 resulting from the aforementioned acquisitions, the following describes other significant differences between the periods  that are a result of our continued growth:

•       We have significantly increased the proportion of our assets that are financed by debt by issuing or assuming an additional $547.4 million of debt since September 30, 2004. This has resulted in significantly higher interest expense in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

•       Asset management fees paid to our advisor of 0.75% per annum of the undepreciated cost of our properties were significantly higher in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 as a result of more properties being subject to these fees during the 2005 periods.

•       The depreciation and amortization expense of our real estate assets continues to grow in conjunction with the increase of the size of our real estate portfolio.

During the three and nine months ended September 30, 2005, we recognized a net loss of approximately $6.2 million and $8.0 million, respectively, compared to net income of approximately $106,000 and $781,000, respectively, for the same periods in 2004. The primary reason for the change is due to the increase in depreciation expense caused by proportionately more value being attributed to lease related assets upon acquisition pursuant to SFAS No. 141, and an increase in interest expense due to higher debt balances and higher financing obligation balances. The components of the increase in operating activities are reflected in the changes in rental revenues, property operating expenses, other income and other expenses as more fully described below.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

The following table illustrates the changes in property revenues, property operating expenses, property net operating income, other income and other expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. A discussion of these changes follows the table.

	Three Months Ended September 30,
	2005	2004	$ Change
Property Revenue
Same store	$9,253,584	$8,498,507	$755,077
2005 acquisitions	17,318,196	—	17,318,196
2004 acquisitions	9,172,075	36,449	9,135,626
Total property revenue	$35,743,855	$8,534,956	$27,208,899
Property Operating Expenses
Same store	1,865,652	1,799,910	65,742
2005 acquisitions	3,953,214	—	3,953,214
2004 acquisitions	2,718,237	—	2,718,237
Total property expenses	$8,537,103	$1,799,910	$6,739,193
Property Net Operating Income
Same store	$7,387,932	$6,698,597	$689,335
2005 acquisitions	13,364,982	—	13,364,982
2004 acquisitions	6,453,838	36,449	6,417,389
Total property net operating income	$27,206,752	$6,735,046	$20,471,706
Other Income
Loss on the early termination of lease, net	$(440,704)	$—	$(440,704)
Straight-line rents	1,432,205	628,179	804,026
Above and below market rents, net	(643,043)	(228,203)	(414,840)
Interest and other income	752,330	387,142	365,188
Gain on hedges	—	545,550	(545,550)
Total other income	$1,100,788	$1,332,668	$(231,880)
Other Expenses
Depreciation and amortization	$21,177,684	$4,887,968	$16,289,716
Interest	9,812,560	1,650,149	8,162,411
General and administrative	865,441	1,025,865	160,424
Asset management fees, related party	2,936,684	398,076	2,538,608
Total other expenses	$34,792,369	$7,962,058	$26,830,311
Minority Interest	287,141	—	287,141
Net income (loss)	$(6,197,688)	$105,656	$(6,303,344)

Property Revenue

Property revenue increased by approximately $27.2 million for the three months ended September 30, 2005 compared to the same period in 2004, primarily as a result of the rental revenue generated from the 207 properties acquired subsequent to September 30, 2004.

Same store property revenues increased by approximately $755,000 for the three months ended September 30, 2005 compared to the same period in 2004, due to rental rate increases as well as an increase in occupancy that occurred subsequent to September 30, 2004.

Property Operating Expenses

Property operating expenses increased by approximately $6.7 million for the three months ended September 30, 2005 compared to the same period in 2004, primarily as a result of the acquisition of 207 properties subsequent to September 30, 2004.

Same store operating expenses increased by approximately $66,000 for the three months ended September 30, 2005 compared to the same period in 2004, primarily due to increased property management fees and utilities expenses.

Other Income

Other income was lower by approximately $232,000 for the three months ended September 30, 2005 as compared to the same period in 2004 in part as a result of a loss of approximately $441,000 due to early lease terminations during the three months ended September 30, 2005. The increase in straight-line rents over the same periods is mainly attributable to the revenue generated by newly acquired leases resulting from the aforementioned property acquisitions. The decrease in above and below market rents is due to the aforementioned properties that were acquired generally having leases with rental rates proportionately higher than market rental rates measured at the time of acquisition. The increase in interest income is due to higher cash balances held in interest bearing bank accounts during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. In addition, we had $9.7 million in notes receivable outstanding as of September 30, 2005, $5.5 million of which was issued subsequent to September 30, 2004 (see “Note 2—Real Estate”). The decrease in gain on hedges is due to the settlement of hedges and resulting gain due to ineffectiveness recorded during the three months ended September 30, 2004.

Other Expenses

Other expenses increased $26.8 million for the three months ended September 30, 2005 compared to the same period in 2004 primarily because depreciation and amortization expense was higher by approximately $16.3 million for the three months ended September 30, 2005 as compared to the same period in 2004. This was primarily due to the acquisition of 207 properties subsequent to September 30, 2004 with a gross book value of $1.4 billion. The increase in interest expense is attributable to higher mortgage note balances and higher financing obligation balances that were outstanding during the three months ended September 30, 2005, compared to the three months ended September 30, 2004. General and administrative expenses were lower for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily as a result of a decrease in compliance costs associated with Sarbanes-Oxley offset by an increase in general and administrative costs due to an increase in general business activity. The increase in asset management fees payable to our advisor was attributable to the aforementioned acquisition of 207 additional properties all of which were subject to the 0.75% annual asset management fee payable to our advisor (see “Note 8—Related Party Transactions” to the condensed consolidated financial statements).

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

The following table illustrates the changes in property revenues, property operating expenses, property net operating income, other income and other expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. A discussion of these changes follows the table.

	Nine Months Ended September 30,
	2005	2004	$ Change
Property Revenue
Same store	$11,025,027	$10,508,354	$516,673
2005 acquisitions	23,034,951	—	23,034,951
2004 acquisitions	44,092,821	6,878,410	37,214,411
Total property revenue	$78,152,799	$17,386,764	$60,766,035
Property Operating Expenses
Same store	$2,459,934	$2,326,483	$133,451
2005 acquisitions	4,801,247	—	4,801,247
2004 acquisitions	11,453,086	1,387,281	10,065,805
Total property expenses	$18,714,267	$3,713,764	$15,000,503
Property Net Operating Income
Same store	$8,565,093	$8,181,871	$383,222
2005 acquisitions	18,233,704	—	18,233,704
2004 acquisitions	32,639,735	5,491,129	27,148,606
Total property net operating income	$59,438,532	$13,673,000	$45,765,532
Other Income
Gain on the early termination of lease, net	$2,376,618	$—	$2,376,618
Straight-line rents	2,960,089	1,005,776	1,954,313
Above and below market rents, net	(1,533,538)	(369,403)	(1,164,135)
Interest and other income	2,526,698	627,928	1,898,770
Gain (loss) on hedges	(71,850)	545,550	(617,400)
Total other income	$6,258,017	$1,809,851	$4,448,166
Other Expenses
Depreciation and amortization	$47,720,042	$9,298,803	$38,421,239
Interest	18,357,649	3,194,753	15,162,896
General and administrative	2,294,216	1,664,971	629,245
Asset management fees, related party	5,639,815	543,370	5,096,445
Total other expenses	$74,011,722	$14,701,897	$59,309,825
Minority Interest	283,840	—	283,840
Net income (loss)	$(8,031,333)	$780,954	$(8,812,287)

Property Revenue

Property revenue increased by approximately $60.8 million for the nine months ended September 30, 2005 compared to the same period in 2004, primarily as a result of (i) the rental revenue generated from the 207 properties acquired subsequent to September 30, 2004, and (ii) the rental revenues generated by 25 properties acquired during the nine months ended September 30, 2004 representing a full nine months of operations in the first three quarters of 2005 as compared to less than nine months operations in the first three quarters of 2004.

Same store property revenues increased by approximately $517,000 for the nine months ended September 30, 2005 compared to the same period in 2004, due to rental rate increases as well as an increase in occupancy that occurred subsequent to September 30, 2004.

Property Operating Expenses

Property operating expenses increased by approximately $15.0 million for the nine months ended September 30, 2005 compared to the same period in 2004, primarily as a result of (i) the acquisition of 207 properties subsequent to September 30, 2004, and (ii) the operating expenses generated by 25 properties acquired during the nine months ended September 30, 2004 representing a full nine months of operations in the first three quarters of 2005 as compared to less than nine months operations in the first three quarters of 2004.

Same store operating expenses increased by approximately $133,000 for the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to increased real estate taxes and utilities expenses.

Other Income

Other income was higher by approximately $4.4 million for the nine months ended September 30, 2005 as compared to the same period in 2004, generally, as a result of the aforementioned properties that were acquired and as a result of a net gain recognized in the amount of $2.4 million on the early termination of leases in 2005. The increase in straight-line rents over the same periods is mainly attributable to the revenue generated by newly acquired leases resulting from the aforementioned property acquisitions. The decrease in above and below market rents is due to the aforementioned properties generally having leases with rental rates proportionately higher than market rental rates measured at the time of acquisition. The increase in interest income is due to higher cash balances held in interest bearing bank accounts during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. In addition, we had $9.7 million in notes receivable outstanding as of September 30, 2005, $5.5 million of which was issued subsequent to September 30, 2004 (see “Note 2—Real Estate”). The decrease in gain on hedges is primarily a result of the settlement of hedges and resulting gain of approximately $546,000 due to ineffectiveness recorded in the nine months ended September 30, 2004.

Other Expenses

Other expenses increased $59.3 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily because depreciation and amortization expense was higher by approximately $38.4 million for the nine months ended September 30, 2005, as compared to the same period in 2004. This was primarily due to the acquisition of 207 additional properties subsequent to September 30, 2004 with a gross book value of $1.4 billion. The increase in interest expense is attributable to higher mortgage note balances and higher financing obligation balances that were outstanding during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. General and administrative expenses were higher during the nine months ended September 30, 2005, than in the nine months ended September 30, 2004, as a result of an increase in general business activities offset by a decrease in compliance costs associated with Sarbanes-Oxley. The increase in asset management fees payable to our advisor was attributable to the aforementioned acquisition of 207 additional properties, all of which were subject to the 0.75% asset management fee payable to our advisor (see “Note 8—Related Party Transactions” to the condensed consolidated financial statements).

Off-Balance Sheet Arrangements

As of September 30, 2005, December 31, 2004 and September 30, 2004, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Earnings Measures

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental measure of our operating performance. FFO is generally defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. The following table presents the calculation of our FFO reconciled from net income for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income (Loss)	$(6,197,688)	$105,656	$(8,031,333)	$780,954
Depreciation and amortization	21,177,684	4,887,968	47,720,042	9,298,803
Minority interests share of net loss	(287,141)	—	(283,840)	—
FFO attributable to minority interests	(517,894)	—	(583,555)	—
Funds from operations	$14,174,961	$4,993,624	$38,821,314	$10,079,757

Critical Accounting Policies

General

In our Form 10-K filed for the year ended December 31, 2004, we discuss the critical accounting policies which management believes are most “critical” to the presentation of our financial condition and results of operations which require our management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. As of September 30, 2005, no additional critical accounting policies had been identified other than those set forth in our Form 10-K filed for the year ended December 31, 2004.

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks as part of our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During the three and nine months ended September 30, 2005 and 2004, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of September 30, 2005, we had three treasury lock hedges which had not been settled and were, therefore, subject to variability based upon market interest rates. We estimate the fair value of our treasury lock agreements by calculating the present value of the difference between the corresponding locked treasury rates and the expected yield on the specific treasury obligations referenced in the treasury lock agreement. Based upon this calculation, the value associated with these hedges would decrease approximately $4.2 million if the market interest rate of the referenced treasury obligation were to decrease 10% (0.43%, based upon the prevailing market rate at September 30, 2005). Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. If the prevailing market interest rates relevant to our variable rate debt were 10% higher during the period, our interest expense for the three and nine months ended September 30, 2005 and 2004 would have increased by $71,000 and $72,000, and $5,000 and $7,000, respectively.

As of September 30, 2005, the estimated fair value of our debt was estimated to be approximately $634.0 million based on our estimate of the then current market interest rates.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2005, the end of the period covered by this quarterly report. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Dividend Capital have been detected. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

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

We expect to fund the redemption price of any share redemptions with proceeds received from the sale of shares pursuant to the distribution reinvestment plan. Our board of directors may, at its sole discretion, choose to use other sources of funds to redeem shares. The table below sets forth information regarding our redemption of common stock from our shareholders for the quarter ended September 30, 2005.

Period	Total Number of Shares Repurchased(1)	Average Price per Share
July 2005	—	$ —
August 2005	—	—
September 2005	213,581	9.51
Total	213,581	$ 9.51

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

DIVIDEND CAPITAL TRUST INC.
Date: November 9, 2005	/S/ EVAN H. ZUCKER
Evan H. Zucker
Chief Executive Officer
Date: November 9, 2005	/S/ JAMES R. MULVIHILL
James R. Mulvihill
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer