Form 10-K
period 2005-12-31
DIVIDEND CAPITAL TRUST INC
filed 2006-03-16
CIK 1170991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50724

DIVIDEND CAPITAL TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0538520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

518 Seventeenth Street, 17th Floor Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

(303) 228-2200

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates: The Registrant has made an initial offering of shares of common stock on Form S-11 and three subsequent offerings of shares of common stock, the first and second of which were on Form S-3 and the third of which was on Form S-11. The number of shares held by non-affiliates as of June 30, 2005 was 96,685,220. Since no established market for such shares exists, there is no market value for such shares. In the first and second offerings, each share was originally sold for $10.00 per share and, in the third and fourth offerings, each share was sold for $10.50 per share.

As of March 7, 2006, there were 150,318,655 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual shareholders meeting to be held in 2006 are incorporated by reference in Part III and certain sections of Part II.

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10-K that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are usually identified by the use of words such as “will,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “plans,” “intends,” “should” or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have discussed in this Form 10-K some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this document.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities Exchange Commission, or SEC, and you should not place undue reliance on those statements.

PART I

ITEM 1. BUSINESS

Overview

Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties leased to creditworthy corporate customers. We have qualified, and intend to continue to qualify, as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, Dividend Capital Operating Partnership LP (our partnership), a Delaware limited partnership, for which Dividend Capital Trust is the sole general partner. As used herein, “Dividend Capital Trust”, “we” and “us” refer to Dividend Capital Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

Our day-to-day activities are managed by Dividend Capital Advisors LLC (our advisor), an affiliate, under the terms and conditions of an advisory agreement. Our advisor is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of our public and private offerings. The Dealer Manager is also majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. Our advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

Currently, there are no employees of Dividend Capital Trust and its subsidiaries. All management and administrative personnel responsible for conducting our business are currently employed by our advisor and the Dealer Manager. Currently, our advisor and its affiliates have over 90 full-time employees engaged in business activities on our behalf.

Corporate Objectives

We invest in commercial real estate properties consisting primarily of high-quality, generic distribution warehouses and light industrial properties leased to creditworthy corporate customers. These facilities are generally located in what we believe to be the top 26 distribution and logistics markets in the United States. Such properties include properties which are under development or construction, newly constructed or have been constructed and have operating histories. In addition, we have acquired, and may continue to acquire, properties with some level of vacancy at the time of closing.

Our corporate objectives are:

•	To pay consistent quarterly cash distributions to our investors and to increase the amount of such distributions over time;

•	To manage risk in order to preserve, protect and return our shareholders’ capital contributions; and

•	To ultimately list our common stock on a national securities exchange or an over-the counter market, or complete a sale or merger of Dividend Capital Trust in a transaction which provides our shareholders with securities of a publicly traded company or sell substantially all of our properties for cash or other consideration and to realize capital appreciation for our shareholders in connection with any such transaction or such listing; if we do not complete such a transaction or obtain such listing of our shares by February 2013, our articles of incorporation requires us to begin selling our properties and other assets and distribute the net proceeds to our shareholders.

We intend to achieve these objectives by continuing to build an industrial real estate operating company that owns, develops and operates a high quality, diversified portfolio of bulk distribution and light industrial properties in the leading distribution and logistics markets. We will continue to build our portfolio through our acquisition program and selective investment in development joint ventures. In connection with our objective to provide a liquidity event to our shareholders, we continue to evaluate and consider various transactions designed to effect such liquidity, including internalizing our advisor and/or listing our common stock, and the optimal timing of such transactions.

Investment Strategy

We have developed and implemented a comprehensive investment strategy which includes the following four principal components:

I. Selection of target markets and submarkets;

II. Focus primarily on generic bulk distribution and light industrial facilities;

III. Achievement of portfolio diversification in terms of markets, customers, industry exposure and lease rollovers; and

IV. Emphasis on creditworthy national, regional and local customers.

I. Target Market and Submarket Selection—We have identified target markets which we believe will continue to have growing demand for distribution space because of one or more of the following characteristics:

•	Major ports of entry including air, truck or seaport related entries. Target markets with these characteristics include Los Angeles, Northern New Jersey, Miami, Houston and Memphis;

•	Strategically located, regional distribution markets with excellent interstate highway connections. Target markets with these characteristics include Atlanta, Indianapolis, Columbus, Dallas and San Antonio; and

•	Markets with a large population base within a one thousand mile radius. Target markets with these characteristics include Chicago, Cincinnati, and Nashville.

II. Generic Bulk Distribution and Light Industrial Facilities—Within the industrial real estate sector, generic bulk distribution warehouses and light industrial properties have been selected for their cash flow characteristics including stability, low turnover costs, re-leasability due to their generic design and their liquidity given institutional demand for these types of industrial properties. We may also, to a limited extent, invest in service center or flex properties. Although the characteristics of individual investments may vary, typical physical characteristics are summarized below.

	Bulk Distribution	Light Industrial
Building size (square feet)	150,000 to 1 million	75,000 to 150,000
Clear height (feet)	24 to 36	18 to 26
Loading	Dock high	Dock high
Truck court depth (feet)	90 - 200	90 - 120
Building depth (feet)	200 - 600	90 - 200
Percentage office space	2% - 10%	10% - 25%
Primary use	Distribution	Distribution/Light Assembly

III. Portfolio Diversification—Our investment strategy includes building a high-quality portfolio that is greatly diversified by geography, customers, industry and lease rollover as more fully described below:

•	Geographic Diversity: Establish and maintain a significant presence in what we believe to be the top 26 industrial markets throughout the United States while avoiding significant concentration in any one market.

•	Customer Diversity: Maintain our portfolio so that no single customer accounts for more than five percent of our total rental income.

•	Industry Exposure: Maintain broad-based exposure to multiple industries within our customer base.

•	Lease Rollovers: Have no more than approximately 20% of customer leases terminating or expiring in any year.

IV. Creditworthy National, Regional and Local Customers—Our investment strategy includes investing in high-quality real estate which is leased to creditworthy corporate customers which operate nationally, regionally, or locally. As of December 31, 2005, we owned 40.3 million square feet of distribution space, which was leased to over 500 customers.

2005 Acquisition Activity

During the year ended December 31, 2005, we acquired 158 properties (104 of which were acquired in the Cabot merger, which is discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) located in 18 different markets, including 17 of our target markets, for a total estimated cost of approximately $1.2 billion, including acquisition fees paid to our advisor. These properties were acquired using net proceeds from our public and private equity offerings, proceeds from our revolving credit facility and short-term, unsecured debt (which, as of December 31, 2005, had been substantially repaid with net proceeds from our offerings), and the assumption of approximately $434.1 million in mortgage debt. See Note 18—Segment Information to the consolidated financial statements for detailed market segment information including rental revenues, property net operating income and total assets by market segment.

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

In addition, we believe the leasing of real estate to be highly competitive. We experience competition for customers from owners and managers of competing properties. As a result, we may have to provide free rent, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.

Website Address

Access to copies of our quarterly and annual reports may be obtained free of charge from our website at www.dividendcapital.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge from the SEC’s website at www.sec.gov when we file such material with, or furnish it to, the SEC. Information contained on our website is not and should not be deemed a part of this annual report or any other report or filing filed with the SEC.

ITEM 1A. RISK FACTORS

An investment in our company involves a number of risks. You should specifically consider the following:

INVESTMENT RISKS

There is no current public trading market for our common stock.

There is no current public market for the common stock and we have no obligation or immediate plans to apply for quotation or listing in any public securities market. Although we continue to evaluate and consider opportunities to establish a public market for our common stock, there can be no assurance that a public market will ever exist. It will therefore be very difficult for our shareholders to sell their shares promptly or at all. Even if our shareholders are able to sell their shares, the absence of a public market may cause the price received for any common stock sold to be less than the proportionate value of the real estate we own or less than the price our shareholders paid.

We currently do not have research analysts reviewing the performance of our company.

We do not have research analysts reviewing the performance of our company or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and value of our common stock relative to publicly traded companies.

Our shareholders are limited in their ability to sell their shares pursuant to our share redemption program.

Our share redemption program may provide our shareholders with a limited opportunity to redeem their shares after they have held them for a period of one year. However, our board of directors reserves the right to suspend or terminate the share redemption program at any time. In addition, our share redemption program contains certain restrictions and limitations. Common stock may be redeemed quarterly on a pro rata basis. Subject to funds being available, the number of shares redeemed during any calendar year will be limited to the lesser of (1) three percent (3%) of the weighted average number of shares outstanding during the prior calendar year, and (2) the number of shares we can redeem with the proceeds we receive from the sale of common stock under our distribution reinvestment plan. Therefore, in making a decision to purchase our common stock, investors should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program.

We have a limited operating history.

Dividend Capital Trust was formed as a Maryland corporation on April 12, 2002 in order to own, operate and develop industrial real estate properties. We have a limited history of operations that investors are able to evaluate in making a decision to purchase or sell our common stock.

We depend on key personnel.

Our success depends to a significant degree upon the continued contributions of certain key personnel, including but not limited to Daryl H. Mechem, Evan H. Zucker, James D. Cochran, James R. Mulvihill, John A. Blumberg, Matthew T. Murphy, Thomas G. Wattles and Thomas I. Florence, each of whom would be difficult to replace. We do not have employment agreements with any of our key personnel, and we currently do not have key man life insurance on any person. If any of our key personnel were to cease employment with us, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our shareholders that we will be successful in attracting and retaining such skilled personnel.

We currently utilize our advisor for selection of properties and we rely on our board of directors for ultimate approval of the investment of offering proceeds.

Our ability to pay distributions and achieve our other investment objectives is partially dependent upon the performance of our advisor in the acquisition of real estate properties, the operation of such properties and the determination of any financing arrangements. Our board of directors, which must approve all property acquisitions, has broad discretion to monitor the performance of our advisor, as well as to determine the manner in which the net offering proceeds from our public and private offerings are invested. Our board of directors may delegate to our investment committee, which is comprised of three directors, two of whom are independent directors, the authority to approve individual property acquisitions or developments of up to $25 million. All acquisitions or developments in excess of $25 million must be approved by our board of directors, including a majority of the independent directors. As a result, our shareholders must rely on our advisor to identify properties and propose transactions and on the board of directors to oversee and approve such transactions.

Our advisor will face conflicts of interest relating to time management.

Our advisor is currently pursuing other business opportunities with third parties. Managers of our advisor are currently engaged in other real estate activities, including acquisition and development of commercial and residential real estate in the United States and Mexico. We are not able to estimate the amount of time that the managers of our advisor will devote to our business. As a result, the managers of our advisor may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. We expect that as our real estate activities expand, our advisor will attempt to hire additional employees who would devote substantially all of their time to the business of Dividend Capital Trust and its affiliates. However, there can be no assurance that our advisor will devote adequate time to our business activities.

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

Our advisor will face conflicts of interest relating to joint ventures with affiliates.

We may enter into joint ventures with third parties, including entities that are affiliated with our advisor, such as Dividend Capital Total Realty Trust Inc., for the acquisition, development and improvement of properties. We may also purchase and develop properties directly or in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

Actions by such a venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our shareholders’ returns.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our shareholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our venture partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

Our advisor may have conflicting fiduciary obligations if we acquire properties with its affiliates.

Our advisor may cause us to acquire an interest in a property through a joint venture with its affiliates. In these circumstances, our advisor will have a fiduciary duty to both us and its affiliates participating in the joint venture. The resolution of this conflict of interest may cause our advisor to sacrifice our best interest in favor of the seller of the property and therefore, we may enter into a transaction that is not in our best interest. The resolution of this conflict of interest may negatively impact our financial performance.

The fees we pay to our advisor, the Dealer Manager and other affiliates were not determined on an arm’s-length basis and therefore they may not be on the same terms we could achieve from a third-party.

The compensation paid to our advisor, the Dealer Manager and other affiliates for services they provide us was not determined on an arm’s-length basis. All agreements, contracts or arrangements with our affiliates were not negotiated at arm’s length. Such agreements include, but are not limited to, our Advisory Agreement with our advisor, our dealer manager agreements with the Dealer Manager and our Property Management and Leasing Agreement with our property manager. These agreements may contain terms that are not in our best interest and may not otherwise be applicable if we entered into arm’s-length agreements.

We cannot predict the amounts of compensation to be paid to our advisor and our other affiliates.

Because the fees that we will pay to our advisor and our other affiliates are based in part on the level of our business activity, it is not possible to predict the amounts of compensation that we will be required to pay these entities. In addition, because key employees of our affiliates are given broad discretion to determine when to consummate a transaction, we rely on these key persons to dictate the level of our business activity. Furthermore, the fees paid to our affiliates will reduce funds available for distribution, and therefore we cannot predict precisely how such fees will impact our distributions.

Our properties are concentrated predominantly in the industrial real estate sector.

Our properties are concentrated predominantly in the industrial real estate sector. As a result of this concentration, we may be adversely affected by changes to the following factors within the industrial real estate sector: (i) economic climate; (ii) local conditions, such as oversupply or a reduction in the demand for industrial space; (iii) competition from other properties; (iv) increased cost of compliance with regulations; (v) the potential for liability under applicable laws; (vi) increased operating costs; and (vii) our ability to provide adequate maintenance and insurance.

The Dealer Manager was recently formed and has not participated in many similar offerings.

The Dealer Manager was formed in December 2001 and has participated in a limited number of securities offerings which include our public offerings as well as the public offerings of affiliates of Dividend Capital Trust, including Dividend Capital Realty Income Fund and Dividend Capital Realty Income Allocation Fund. Because the Dealer Manager has limited experience in prior offerings, it may be difficult to evaluate its ability to manage our public and private offerings.

The Dealer Manager, which is affiliated with us, has not and will not make an independent review of us or any prospectus for any of our offerings.

The Dealer Manager is one of our affiliates and has not and will not make an independent review of us or any offering under any prospectus for which we have sold shares of our common stock. Accordingly, investors do not and will not have the benefit of an independent review of the terms of any offering. Further, the due diligence investigation of us by the Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, a substantial portion of the proceeds of any offering will be paid to the Dealer Manager for managing the offering, including selling commissions, a dealer manager fee and marketing and due diligence expense reimbursements.

We have not established the offering price of our common stock based on an appraised value of our properties.

We have not obtained an appraisal of our properties in connection with any offering. Our board of directors determined the selling price of the common stock; however, such price may have bore no relationship to property appraisals or to any established criteria for valuing our issued or outstanding common stock. Our board of directors determined the price of our shares for our prior offerings by considering a number of factors including, but not limited to: our historic, current and anticipated dividend yields; yields provided by similar and other real estate investments; our current and anticipated operating results; the quality, size, diversity and location of properties in our portfolio; the quality and diversity of our tenant base; our existing and anticipated debt structure; and our progress in executing our investment and operating strategy.

If we have not listed our stock for public trading or created an alternative liquidity event for our shareholders by February 2013, then we will take steps to liquidate our assets.

If we have not listed our common stock on a national securities exchange or an over-the-counter market, completed a sale or merger of Dividend Capital Trust in a transaction which provides our shareholders with a combination of cash and/or securities of a publicly traded company or sold substantially all of our properties for cash or other consideration by February 2013, our articles of incorporation require us to begin selling our properties and other assets and to distribute the net proceeds to our shareholders. Various economic and political conditions existing at the time we liquidate our assets may adversely affect our ability to sell assets at favorable prices. As a result, there can be no assurance that we would be able to sell our assets at prices which are consistent with our estimate of the fair market value of our properties or that would provide our shareholders with any particular return.

A limit on the number of shares a person may own may discourage a takeover or business combination.

Our articles of incorporation restrict direct or indirect ownership by one person or entity to no more than 9.8% of the outstanding shares of any class or series of our stock. This restriction may discourage a change of control of Dividend Capital Trust and may deter individuals or entities from making tender offers for common stock on terms that might be financially attractive to shareholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and shareholders.

Our current shareholders’ interests in Dividend Capital Trust may be diluted if we issue additional common stock.

Our shareholders do not have preemptive rights to any common stock issued by Dividend Capital Trust in the future. Therefore, in the event that we (1) sell common stock in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into common stock, (3) issue common stock in a private offering to institutional investors, (4) issue shares of common stock upon the exercise of the options granted to our independent directors or employees of our advisor and Dividend Capital Property Management LLC (our property manager) or warrants issued or that may be issued to the Dealer Manager or to participating broker-dealers, or (5) issue common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests in our partnership or one of its subsidiaries, existing shareholders and investors purchasing shares in any offering will experience dilution of their percentage ownership in Dividend Capital Trust. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the price paid per share in any previous offering, and the value of our properties, existing shareholders might also experience a dilution in the book value per share of their investment in Dividend Capital Trust.

Our articles of incorporation permit our board of directors to issue stock with terms that may subordinate the rights of our common shareholders or discourage a third-party from acquiring us in a manner that could result in a premium price to our shareholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to cash distributions and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.

Our board of directors has broad control over our operations and our shareholders will have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification, distributions, acquisitions of properties and acquisitions of businesses (including the business of our advisor or property manager). Our board of directors may amend or revise these and other policies without a vote of the shareholders. Under the Maryland General Corporation Law and our articles of incorporation, our shareholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our shareholders’ inability to exert control over those policies increases the uncertainty and risks our shareholders face.

If we do not have sufficient capital resources from equity and debt financings for acquisitions of new properties or other assets because of our inability to retain earnings, our growth may be limited.

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our taxable income. This requirement limits our ability to retain income or cash flow from operations to finance the acquisition of new properties. We will explore acquisition opportunities from time to time with the intention of expanding our operations and increasing our profitability. We anticipate that we may use debt and equity financing for such acquisitions. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new properties and expand our operations will be adversely affected.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003 generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2008. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and distribution.

Our advisor and its affiliates will perform services for us in connection with the offer and sale of the common stock, the selection and acquisition and disposition of our properties, and the management and leasing of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties and distribution to shareholders. For additional information about these fees, see Note 13—Related Party Transactions to the consolidated financial statements.

The availability and timing of cash distributions is uncertain.

We expect to pay quarterly distributions to our shareholders. However, we bear all expenses incurred by our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash distributions to be distributed to our shareholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our shareholders that sufficient cash will be available to pay distributions to them.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our corporate objectives, including the payment of distributions, depends upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements and upon the performance of our operating professionals and to maintain our customer base, maintain strong occupancies and negotiate favorable leasing arrangements. Except for the investments described in our previous filings, our shareholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight by our board of directors. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. The more capital we raise in any offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from any offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments (which are not likely to earn as high a return as we expect to earn on our real estate investments) and may, ultimately, liquidate. In such an event, our ability to pay distributions to our shareholders would be adversely affected.

We may have difficulty funding our distributions with funds provided by our operations.

As a growing company, to date we have funded our quarterly distributions to investors with funds from operations and, to a lesser extent, with borrowings under our credit facility and other borrowings. Our long-term corporate strategy is to fund the payment of quarterly distributions to our shareholders entirely from funds from our operations. However, if we are unsuccessful in deploying any offering proceeds we raise on an effective and efficient basis, we may continue to fund our quarterly distributions to investors from a combination of funds from operations and financing proceeds. In the event we are unable to consistently fund future quarterly distributions to investors entirely from our funds from operations, the value of our shareholders’ shares upon the possible listing of our stock, the sale of our assets or any other liquidity event may be negatively impacted.

If we invest in a limited partnership as a general partner we could be responsible for all liabilities of such partnership.

In some joint ventures or other investments we may make, if the entity in which we invest is a limited partnership, we may acquire all or a portion of our interest in such partnership as a general partner. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, we may also be required to take our interests in other investments as a non-managing general partner as in the case of our initial investment. Consequently, we would be potentially liable for all such liabilities without having the same rights of management or control over the operation of the partnership as the managing general partner or partners may have. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may far exceed the amount or value of investment we initially made or then had in the partnership.

Actions of our joint venture partners could negatively impact our performance.

We are likely to enter into additional joint ventures with third parties to acquire, develop or improve properties. We may also purchase and develop properties directly or in joint ventures or through partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our shareholders’ returns.

We are uncertain of our sources for funding our future capital needs.

Substantially all of the gross offering proceeds from our fourth public offering will be used for investment in properties and for payment of various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we cannot assure our shareholders that such funding will be available to us.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our shareholders.

We have incurred indebtedness and expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Additionally, since we have incurred and may continue to incur variable rate debt, increases in interest rates would increase our interest costs, which reduces our cash flows and our ability to make distributions to our shareholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. We cannot assure our shareholders that our use of derivatives will offset the risks related to changes in interest rates. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure our shareholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Our derivative financial instruments used to hedge against interest rate fluctuations could reduce investors’ overall returns.

We have and may continue to use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties. These instruments involve risk, such as the risk that counterparties may fail to perform under the terms of the derivative contract or that such arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the possible use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

An investment in us may be subject to additional risks if we make international investments.

We may purchase properties located in Mexico and Canada. Any such investment could be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•	changing governmental rules and policies, including changes in land use and zoning laws;

•	enactment of laws relating to the foreign ownership of real property or mortgages and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	variations in currency exchange rates;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	the imposition of unique tax structures and changes in real estate and other tax rates and other operating expenses in particular countries;

•	general political and economic instability;

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States; and

•	more stringent environmental laws or changes in such laws.

Adverse economic and geopolitical conditions could negatively affect our returns and profitability.

Among others, the following market and economic challenges may adversely affect our operating results:

•	poor economic times may result in customer defaults under our leases and reduced demand for industrial space;

•	overbuilding industrial space may increase vacancies;

•	maintaining occupancy levels may require increased concessions, tenant improvement expenditures or reduced rental rates; and

Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

Our UPREIT structure may result in potential conflicts of interest.

Persons holding units in our partnership have the right to vote on certain amendments to our partnership’s Limited Partnership Agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our shareholders. As general partner of our partnership, we will be obligated to act in a manner that is in the best interest of all partners of our partnership. Circumstances may arise in the future when the interest of limited partners in our partnership may conflict with the interests of our shareholders. For example, the timing and terms of dispositions of properties held by our partnership may result in tax consequences to certain limited partners and not to our shareholders.

Our shareholders’ returns on investment may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act. These requirements include:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act of 1940, we must engage primarily in the business of buying real estate. If we are unable to invest a significant portion of the proceeds of the offering in properties within one year of the termination of the offering such that more than 40% of our assets consist of “investment securities,” as defined under the Investment Company Act of 1940, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to shareholders and possibly lower shareholder returns.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

REAL ESTATE RISKS

General Real Estate Risks

We will be subject to risks generally incident to the ownership of real estate, including:

•	Changes in general or local economic conditions;

•	Changes in supply of or demand for similar or competing properties in an area;

•	Bankruptcies, financial difficulties or lease defaults by our customers;

•	Changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce the returns to shareholders;

•	Changes in operating expenses;

•	Changes in governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws;

•	Changes in the cost or availability of insurance, including coverage for terrorism, mold or asbestos;

•	Periods of high interest rates and tight money supply;

•	Customer turnover; and

•	General overbuilding or excess supply in the market area.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Competition for investments may increase costs and reduce returns.

We will compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other real estate investment trusts, real estate limited partnerships, individuals and other entities engaged in real estate investment activities. Many other competitors have greater financial resources than us and a greater ability to borrow funds to acquire properties. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing acquisition costs reducing the rents we can charge and, as a result, reducing our shareholders’ returns. We believe the current market for acquisitions to be extremely competitive.

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

Certain of our properties are occupied by a single customer. As a result, the success of those properties will depend on the financial stability of a single customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to shareholders. A default by a customer on its lease payments could force us to find an alternative source of revenue to pay any mortgage loan on the property. In the event of a customer default, we may experience delays in enforcing our rights as landlord and may incur substantial costs, including litigation and related expenses, in protecting our investment and re-leasing our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

We may not have funding for future tenant improvements.

When a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend funds to construct new tenant improvements in the vacated space. Substantially all of our net offering proceeds will be invested in real estate properties and therefore, while we intend to manage our cash position or financing availability to pay for any improvements required for re-leasing, we cannot assure our shareholders that we will have adequate sources of funding available to us for such purposes in the future.

Uninsured losses relating to real property may adversely affect shareholder returns.

Our advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure our shareholders that any such sources of funding will be available to us for such purposes in the future.

Development and construction of properties may result in delays and increased costs and risks.

We may invest in the acquisition of raw land upon which we will develop and construct improvements at a fixed contract price. In any such projects we will be subject to risks relating to the builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may result in legal action by us to rescind the purchase or construction contract or to enforce the builder’s obligations. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. Each of these factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects if they are not fully leased prior to the commencement of construction. Furthermore, the price we agree to for the land will be based on projections of rental income and expenses and estimates of construction costs as well as the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for the land and fail to achieve our forecast of returns due to the factors discussed above.

Delays in acquisitions of properties may have adverse effects on our shareholders’ investments.

Delays we encounter in the selection, acquisition and development of properties could adversely affect our shareholders’ returns. Where properties are acquired prior to the start of construction, it will typically take 8 to

18 months to complete construction and lease available space. Therefore, our shareholders could suffer delays in the payment of cash distributions attributable to those particular properties. Our articles of incorporation limit the amount we can invest in unimproved land to 10% of our total assets.

Uncertain market conditions and the broad discretion of our advisor relating to the future disposition of properties could adversely affect the return on our shareholders’ investments.

We expect to hold the various real properties in which we invest until such time as our advisor decides that a sale or other disposition is appropriate given our investment objectives. Our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except in the event of a liquidation of our properties in accordance with our articles of incorporation if we do not list our common stock, complete a sale or merger of Dividend Capital Trust in a transaction which provides our shareholders with a combination of cash and/or securities of a publicly traded company or sell substantially all of our properties for cash or other consideration by February 2013. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure our shareholders that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which our shareholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially, adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our shareholders.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ operations, the existing condition of land upon acquisition, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our shareholders’ investments.

If we sell properties and provide financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we presently intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to shareholders and result in litigation and related expenses. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our shareholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our shareholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our shareholders that we will have funds available to correct such defects or to make such improvements.

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

If the sale and leaseback was recharacterized as a financing, we might not be considered the owner of the property, and as a result we would have the status of a creditor in relation to the customer. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the customer for the amounts owed under the lease, with the claim arguably secured by the property. The customer/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. These outcomes could adversely affect our cash flow and the amount available for distributions to our shareholders.

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

We may acquire properties through contracts that could restrict our ability to dispose of the property for a period of time. These “lock-out” provisions could affect our ability to turn our investments into cash and could affect cash available for distributions to our shareholders. Lock-out provisions could also impair our ability to take actions during the lock-out period that would otherwise be in the best interest of our shareholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist.

RISKS ASSOCIATED WITH OUR PARTNERSHIP’S PRIVATE PLACEMENT

Our partnership’s private placement subjects us to liabilities.

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

We have and may continue to acquire co-ownership interests, especially in connection with our partnership’s private placement, such as tenancy-in-common interests in real property, that are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose or our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our shareholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our shareholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the co-ownership agreements did not exist.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We operate in a manner so as to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2003. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of our special tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT. This opinion was issued in connection with our fourth public offering. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that we will qualify as a REIT for any particular year.

If we fail to qualify as a REIT in any taxable year for which a REIT election has been made, we would not be allowed a deduction for distributions paid to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our shareholders because of the additional tax liability to us for the years involved. As a result of the additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax, and therefore we would not be compelled to make distributions under the Internal Revenue Code.

To qualify as a REIT, we must meet annual distribution requirements.

To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions or development of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Legislative or regulatory action could adversely affect our shareholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our shareholders that any such changes will not adversely affect the taxation of a shareholder. Any such changes could have an adverse effect on an investment in our common stock. Our shareholders are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in common stock.

Recharacterization of transactions under our partnership’s private placement may result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our shareholders.

The Internal Revenue Service could recharacterize transactions under our partnership’s private placement such that our partnership is treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by our partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our shareholders will be adversely affected.

Our shareholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our shareholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, our shareholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our shareholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our shareholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to state and local taxes on our income or property, either directly or at the level of our partnership or at the level of the other companies through which we indirectly own our assets. In addition, any net taxable income earned directly by the taxable REIT subsidiary we utilize to hold fractional tenancy-in-common interests in certain of our properties will be subject to federal and state corporate income tax. Any federal or state taxes we pay will reduce our cash available for distribution to our shareholders.

The opinion of Skadden, Arps, Slate, Meagher & Flom LLP regarding our status as a REIT does not guarantee our ability to remain a REIT.

Our special tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, rendered its opinion upon commencement of our fourth public offering that, commencing with our taxable year ending December 31, 2003, we were organized in conformity with the requirements for qualification as a REIT and our actual and proposed method of operation has enabled and will enable us to meet the requirements for qualification and taxation as a REIT. This opinion is based upon our representations as to the manner in which we will be owned, invest in assets, and operate, among other things. The validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Accordingly, no assurances can be given that we will satisfy the REIT requirements in any one taxable year. Also, the opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents counsel’s legal judgment based on the law in effect as of the date of the commencement of our fourth public offering, is not binding on the Internal Revenue Service, and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively.

If our partnership was classified as a “publicly traded partnership” under the Internal Revenue Code, our status as a REIT and our ability to pay distributions to our shareholders could be adversely affected.

Our partnership is organized as a partnership for federal income tax purposes. Even though our partnership will not elect to be treated as an association taxable as a corporation, it may be taxed as a corporation if it is deemed to be a “publicly traded partnership.” A publicly traded partnership is a partnership whose interests are traded on an established securities market or are considered readily tradable on a secondary market or the substantial equivalent thereof. We believe and currently intend to take the position that our partnership should not be classified as a publicly traded partnership because interests in our partnership are not traded on an established securities market, and our partnership should satisfy certain safe harbors which prevent a partnership’s interests from being treated as readily tradable on an established securities market or substantial equivalent thereof. No assurance can be given, however, that the Internal Revenue Service would not assert that our partnership constitutes a publicly traded partnership, or that facts and circumstances will not develop which could result in our partnership being treated as a publicly traded partnership. If the Internal Revenue Service were to assert successfully that our partnership is a publicly traded partnership, and substantially all of our partnership’s gross income did not consist of the specified types of passive income, our partnership would be treated as an association taxable as a corporation and would be subject to corporate tax at the entity level. In such event, the character of our assets and items of gross income would change and would result in a termination of our status as a REIT. In addition, the imposition of a corporate tax on our partnership would reduce the amount of cash available for distribution to our shareholders.

Foreign investors may be subject to Foreign Investment Real Property Tax Act (“ FIRPTA”) tax on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by

non-U.S. holders. We cannot assure our shareholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA tax unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

RETIREMENT PLAN RISKS

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in common stock.

If shareholders are investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, they should satisfy themselves that:

•	They have analyzed to their satisfaction the question of whether their investment will not produce “unrelated business taxable income” for the plan or IRA;

•	Their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	Their investment is made in accordance with the documents and instruments governing your plan or IRA, including their plan’s investment policy;

•	Their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	Their investment will not impair the liquidity of the plan or IRA;

•	Their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and

•	They will be able to value the assets of the plan annually in accordance with ERISA requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Consistent with our investment strategy previously outlined (See “Item 1. Business”), as of December 31, 2005, we have assembled a portfolio of industrial real estate consisting of 264 operating properties and we have entered into joint ventures to develop an additional three properties. Our operating properties are located in 23 distribution markets throughout the United States and have a combined total gross leasable space of 40.3 million square feet. As of December 31, 2005, our properties were subject to mortgage debt which has an aggregate carrying value of approximately $642.2 million (see Note 5—Debt to the consolidated financial statements). The following series of tables illustrates the makeup of our properties in terms of: 1) target market presence and geographic diversification; 2) property types; 3) lease expirations; and 4) customer diversification.

Target Market Presence and Geographic Diversification

The following table describes the geographic diversity of the operating properties that we majority owned and/or controlled (i.e. our consolidated properties) as of December 31, 2005 and 2004, respectively, by market (dollar amounts are in thousands).

	As of December 31,
	2005				2004
	Number of Buildings	Historical Cost (1)	Gross Leasable Area (Sq. Ft.)	Occupancy (2)	Number of Buildings	Historical Cost (1)	Gross Leasable Area (Sq. Ft.)	Occupancy (2)
Target Markets:
Atlanta	48	$263,604	5,981,602	88.5%	18	$147,660	3,946,931	82.8%
Baltimore	10	97,422	1,306,568	91.2%	—	—	—	—
Charlotte	4	22,290	426,404	96.4%	—	—	—	—
Chicago	14	169,839	3,117,467	94.5%	1	11,370	222,122	100.0%
Cincinnati	18	132,591	3,294,142	83.3%	7	78,925	1,797,369	97.6%
Columbus	3	49,246	1,213,486	100.0%	—	—	—	—
Dallas	49	250,564	5,241,264	96.1%	18	93,033	2,330,906	91.1%
Denver	1	9,027	160,232	100.0%	1	8,949	160,232	82.8%
Harrisburg/Lehigh Valley	5	45,852	895,157	100.0%	—	—	—	—
Houston	33	129,280	2,349,671	91.3%	21	83,957	1,622,270	90.5%
Indianapolis	3	57,239	1,626,873	100.0%	1	15,139	442,127	100.0%
Los Angeles Basin	11	85,602	1,169,498	76.5%	4	32,744	444,066	100.0%
Louisville	2	18,350	521,000	100.0%	2	18,351	521,000	100.0%
Memphis	11	184,259	5,042,018	95.4%	3	39,559	1,101,006	97.9%
Miami	3	26,025	316,452	96.3%	—	—	—	—
Nashville	4	80,048	2,256,373	100.0%	3	59,340	1,699,530	100.0%
New Jersey	8	77,871	970,946	100.0%	—	—	—	—
Orlando	2	15,718	367,137	100.0%	2	15,687	367,137	100.0%
Phoenix	14	89,226	1,635,109	97.9%	13	79,195	1,474,963	85.7%
San Antonio	2	7,699	172,050	65.4%	2	7,725	172,050	100.0%
San Francisco Bay Area	5	36,337	474,636	92.4%	5	35,371	474,636	100.0%
Seattle	8	88,214	1,198,617	100.0%	—	—	—	—
Non-Target Market:
Boston	6	42,172	570,641	67.4%	5	27,059	405,741	78.2%

Total operating properties	264	1,978,475	40,307,343	93.1%	106	754,064	17,182,086	91.6%
Properties under development	1	8,401	519,391	n/a	—	—	—	n/a
Land held for development	n/a	8,049	n/a	n/a	n/a	—	n/a	n/a

Grand Total	265	$1,994,925	40,826,734	93.1%	106	$754,064	17,182,086	91.6%

(1)	Represents historical undepreciated costs pursuant to U.S. generally accepted accounting principles (“GAAP”) as of the period indicated including acquisition fees paid to our advisor. Acquisition fees paid to our advisor totaled $11.1 million and $6.4 million in 2005 and 2004, respectively.
(2)	The total vacant square footage as of December 31, 2005 and 2004 was 2,783,475 and 1,435,041, respectively. Of the vacant space, we had 69,061 and 947,356 square feet, respectively, under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. The total percentage of square feet leased, including space covered by master leases was 93% and 97% as of December 31, 2005 and 2004, respectively. For financial reporting purposes under GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than revenues.

See Note 18—Segment Information to the consolidated financial statements for detailed market segment information including rental revenues, property net operating income and total assets by market segment.

Property Types

The following table reflects our portfolio by property type, in terms of cost and square footage, as of December 31, 2005 and 2004, respectively (dollar amounts are in thousands).

	As of December 31,
	2005				2004
	Historical Cost (1)		Gross Leasable Area (Sq. Ft.)		Historical Cost (1)		Gross Leasable Area (Sq. Ft.)
Bulk Distribution	$1,522,694	77.0%	34,389,095	85.3%	$600,166	79.6%	15,094,935	87.8%
Light Industrial	296,843	15.0%	4,285,699	10.6%	132,241	17.5%	1,768,507	10.3%
Service Center	158,938	8.0%	1,632,549	4.1%	21,657	2.9%	318,644	1.9%

Total	$1,978,475	100.0%	40,307,343	100.0%	$754,064	100.0%	17,182,086	100.0%

(1)	Represents historical undepreciated costs pursuant to U.S. GAAP as of the period indicated including acquisition fees paid to our advisor. Acquisition fees paid to our advisor totaled $11.1 million and $6.4 million in 2005 and 2004, respectively.

Lease Expirations

Our industrial properties are typically “net” leased to corporate customers for terms typically ranging from three to ten years with a weighted average remaining term of 4.3 years as of December 31, 2005. A “net” lease is a lease whereby the customer is responsible for all operating expenses of, and to a limited extent certain capital expenditures for, the leased property. However, we do have certain leases that have specified limitations on the amount of such reimbursements. The following table sets forth a schedule of expiring leases by square feet and by annual minimum rents (dollar amounts are in thousands):

Year	Square Feet Expiring	Percent of Portfolio	Annual Minimum Rents of Expiring Leases(2)	Percent of Portfolio
2006(1)	5,446,726	13.5%	$21,435	13.8%
2007	4,322,013	10.7%	19,002	12.2%
2008	6,898,922	17.1%	26,550	17.1%
2009	3,716,845	9.2%	16,302	10.5%
2010	5,555,061	13.8%	20,883	13.4%
Thereafter	11,584,301	28.8%	51,285	33.0%

Total	37,523,868	93.1%	$155,457	100.0%

(1)	Excludes 69,061 square feet and $120,228 of rental payments associated with a master lease with a seller whereby the seller is obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. Under GAAP, rental payments under a master lease agreement are reflected as a reduction of the basis of the underlying property rather than revenues.
(2)	These amounts represent the minimum rents due under non-cancelable leases for the last month of the lease multiplied by 12 months but excluding amounts paid by customers for the reimbursement of operating expenses.

Customer Diversification

As of December 31, 2005, there were no customers that occupied more than five percent of our total portfolio based on gross leasable square feet. The following table describes our ten largest customers based on square footage occupied (dollars are in thousands).

Customer	No. Leases	Market	2006 Scheduled Rents	Square Feet Occupied	% of Portfolio		Lease Expiration
Technicolor Videocassette, Inc.	2	Memphis	$2,345 770	806,000 648,750	2.15 1.73	% %	09/30/2014 05/31/2006

Bridgestone/Firestone	1	Nashville	2,425	987,873	2.63%		05/31/2013

Whirlpool Corporation	1	Indianapolis	2,253	804,586	2.14%		12/31/2008

Exel, Inc.	5	Cincinnati, Columbus, Orlando, Atlanta	83 451 13 1,425 389	26,250 200,352 33,600 500,000 108,394	0.07 0.53 0.09 1.33 0.29	% % % % %	03/31/2007 09/20/2008 02/28/2006 12/31/2008 01/31/2008

International Truck and Engine	2	Dallas, Atlanta	996 1,112	352,170 360,000	0.94 0.96	% %	02/28/2013 12/31/2015

United Parcel Service (UPS)	2	Cincinnati, Memphis	2,138	710,400	1.89%		12/01/2013
			74	52,500	0.14%		04/30/2006

United Stationers Supply Co.	1	Memphis	2,077	654,080	1.74%		06/30/2010

APL Logistics	2	Nashville	1,294 63	325,000 225,500	0.87 0.60	% %	12/31/2008 01/14/2006

Binney & Smith, Inc.	1	Harrisburg	1,934	550,000	1.47%		04/20/2013

The Clorox Sales Company	1	Dallas	1,639	540,000	1.44%		02/28/2015

Total ten largest customers’ leases	18		$21,481	7,885,455	21.01%

All other customers’ leases	614		$122,279	29,638,413	78.99%

Total portfolio	632		$143,760	37,523,868	100.0%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. Our fourth and most recent public offering provided for the sale of our common stock at a price per share of $10.50. On January 23, 2006, we closed the primary offering component of this offering of common stock. Although we closed the primary offering for the foreseeable future, we have retained the right to recommence the primary offering at any time during the effectiveness of our public offering. In addition, we will continue to offer shares of our common stock through our distribution reinvestment plan. As of March 7, 2006, there were approximately 36,000 shareholders of record.

In order for NASD members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to our public offering or to participate in any future offering of our shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to shareholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares was deemed to be $10.50 per share as of December 31, 2005. The basis for this valuation is the fact that, as of December 31, 2005, we were conducting our fourth public offering of our shares at the price of $10.50 per share to third-party investors through arms-length transactions and we continued to offer shares in this offering at that price through January 23, 2006, the date on which we closed the primary component of the offering. However, there is no significant public trading market for the shares at this time, and there can be no assurance that shareholders could receive $10.50 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Moreover, we have not performed an appraisal of our properties; as such, this valuation is not necessarily based upon the appraised value of our properties, nor does it necessarily represent the amount shareholders would receive if our properties were sold and the proceeds distributed to our shareholders in a liquidation, which amount may be less than $10.50 per share, because at the time we were purchasing our properties, the amount of funds available for investment in properties was reduced by selling commissions and dealer manager fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value may be less than the proceeds of our offerings and may not be the best indicator of the value of shares purchased as a long term income producing investment. In addition, we may conduct additional public offerings of our common stock. Prior to providing a liquidity event for our shareholders, our board of directors will determine the public offering price of our shares of common stock for future public offerings, which may or may not be the same as the public offering price of our past and current public offerings.

Distribution Reinvestment Plan

We maintain a distribution reinvestment plan for our investors to help facilitate investments in our shares. Our distribution reinvestment plan, subject to certain share ownership restrictions, allows investors to automatically reinvest regular distributions by purchasing additional shares from us at a discount purchase price equal to the current or most recent offering price of our common stock less a five percent (5%) discount. Until there is more than a de minimus amount of trading in our common stock, the fair market value of our common stock purchased from us under the distribution reinvestment plan will be the same as the price of a share in the current or most recent offering. As of the date of this filing, the purchase price, as determined using the most recent offering price, was $10.50 and therefore participants of the distribution reinvestment plan are able to purchase shares at $9.975 per share.

Our board of directors may by majority vote (including a majority of our independent directors) amend or terminate the distribution reinvestment plan for any reason upon 10 days written notice to plan participants.

Share Redemption Program

We have also established a share redemption program that provides investors with limited interim liquidity. As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, shareholders of Dividend Capital Trust or limited partner unit holders of our partnership who have held their shares or units for at least one year may be able to redeem all or any portion of their shares or units in accordance with the procedures outlined in the prospectus relating to the shares or units they purchased. At that time, we may, subject to certain conditions and limitations, redeem the shares or units presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. The amount received by investors from the redemption of shares or units will be equal to the lesser of the price actually paid for the shares or units or the redemption price, which is dependent on the number of years the shares or units are held. For shares purchased in our fourth public offering and for units obtained through our partnership’s private placement, the redemption price is as described in the following table.

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price (1)
Less than 1	No Redemption Allowed
1	92.5%
2	95.0%
3	97.5%
4	100.0%

(1)	This plan is subject to change at the discretion of our board of directors and in no event will the redemption price exceed the then current offering price of our common stock (excluding sales from our distribution reinvestment plan).

We expect to continue to fund the redemption of our shares or units pursuant to our share redemption program with proceeds received from the sale of shares pursuant to our distribution reinvestment plan. The table below sets forth information regarding our redemption of common stock from our shareholders for the quarter ended December 31, 2005.

Period	Total Number of Shares Repurchased (1)	Average Price per Share
October 2005	13,938	$9.34
November 2005	2,500	10.00
December 2005	415,323	9.48

Total	431,761	$9.48

(1)	These shares were redeemed pursuant to our share redemption program.

During any calendar year we presently intend to limit the number of shares redeemed pursuant to our share redemption program to the lesser of: (1) three percent (3.0%) of the weighted average number of shares outstanding during the prior calendar year and (2) that number of shares we can redeem with the proceeds we receive from the sale of shares under our distribution reinvestment plan. In either case, the aggregate amount of redemptions under our share redemption program is not expected to exceed aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. The board of directors, in its sole discretion, may choose to use other sources of funds to redeem shares.

Distributions

We qualified as a REIT for federal tax purposes commencing with our taxable year ending December 31, 2003. In order to qualify and remain qualified as a REIT, among other things, we are required to distribute at least 90% of our annual taxable income to our shareholders.

Our board of directors declares the following quarter’s annualized distribution before the first day of the quarter. We will calculate our distributions based upon daily record and distribution declaration dates so investors will be eligible to earn distributions immediately upon purchasing their investment. We intend to declare and pay distributions on a quarterly basis. The following table sets forth the distributions that have been paid and/or declared to date by our board of directors.

Quarter	Amount Declared per Share/Unit (1)	Annualized Amount Per Share/Unit (1)	Date Paid
2nd Quarter—2003	$0.1558	$0.625	July 15, 2003
3rd Quarter—2003	$0.1575	$0.625	October 15, 2003
4th Quarter—2003	$0.1575	$0.625	January 15, 2004
1st Quarter—2004	$0.1591	$0.640	April 15, 2004
2nd Quarter—2004	$0.1591	$0.640	July 15, 2004
3rd Quarter—2004	$0.1609	$0.640	October 15, 2004
4th Quarter—2004	$0.1609	$0.640	January 18, 2005
1st Quarter—2005	$0.1578	$0.640	April 15, 2005
2nd Quarter—2005	$0.1596	$0.640	July 15, 2005
3rd Quarter—2005	$0.1613	$0.640	October 17, 2005
4th Quarter—2005	$0.1613	$0.640	January 17, 2006
1st Quarter—2006	$0.1578	$0.640	April 17, 2006	(2)

(1)	Assumes share/unit was owned for the entire quarter.
(2)	Anticipated payment date.

Our distributions to shareholders are characterized for federal income tax purposes as ordinary income or non-taxable return of capital. Distributions that exceed our current and accumulated earning and profits after depreciation (as calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares. We notify shareholders of the taxability of distributions paid during the preceding year on an annual basis. The following summarizes the taxability of distributions on common shares for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005		2004		2003
Distribution Taxability	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary Income	$0.408	63.8%	$0.378	59.1%	$0.249	39.8%
Return of Capital	0.232	36.2%	0.262	40.9%	0.376	60.2%

Total	$0.640	100.0%	$0.640	100.0%	$0.625	100.0%

Partnership Units

Dividend Capital Trust serves as the general partner of our partnership and currently owns 200 general partnership units for which we contributed $2,000. As of December 31, 2005 and 2004, we held 133,206,784 and 67,719,683 partnership units, respectively, and owned, as of each such date, approximately 99% of our partnership.

Pursuant to our partnership’s private placement (as more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as of December 31, 2005, we had issued 1.7 million limited partnership units to third-party investors. No such partnership units had been issued to third-party investors prior to 2005. Pursuant to our partnership’s private placement, these limited partnership units were issued in exchange for tenancy-in-common interests in our properties, at a price equal to the price per share of our common stock at the time of the exchange. Such limited partnership units are economically equivalent to our common stock including their participation in distributions and in the share redemption program.

Our advisor currently owns 20,000 limited partnership units of our partnership, for which it contributed $200,000. Our advisor may not sell any of these units during the period it serves as our advisor. The parent of our advisor owns 10,000 limited partnership units referred to as “Special Units”, for which it contributed $1,000.

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

The Special Units may be redeemed by our partnership for cash or shares of our common stock upon the occurrence of specified events that result in a termination or non-renewal of the Advisory Agreement. If the Advisory Agreement is terminated by Dividend Capital Trust for cause, the redemption price shall be $1. If our shares are listed for public trading or if the Advisory Agreement is terminated upon the occurrence of certain other events, the redemption price of the Special Units will be the amount which would have been distributed to the holder of the Special Units in accordance with the partnership agreement of our partnership out of the net sales proceeds. Net sales proceeds will be determined by the public market prices in the event of a listing of our shares or by the net sales proceeds received in the event of the disposition of our properties. In the case of certain other events, net sales proceeds will be determined by the then fair market value of our partnership’s assets, as determined by an appraisal, less all of its liabilities.

Recent Sales of Unregistered Securities

Pursuant to our partnership’s private placement, on October 27, 2005 and December 29, 2005, our partnership issued 570,950 and 751,751 limited partnership units, respectively, to certain accredited investors in conjunction with the exercise of certain purchase options pursuant to which our partnership had the right to acquire tenancy-in-common interests in certain industrial properties from such investors. Such investors had previously acquired such tenancy-in-common interests from our partnership primarily to serve as replacement property for such investors seeking to complete a like-kind exchange transaction under Section 1031 of the Internal Revenue Code. The limited partnership units issued in October 2005 had a collective issue price of approximately $6.0 million and the limited partnership units issued in December 2005 had a collective issue price of approximately $7.9 million. The securities were issued in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act, as amended. The investors received a confidential private placement memorandum containing information about our partnership and their investment therein and made certain written representations, including representations as to their accredited investor status.

Each of these investors will generally have the right to cause our partnership to redeem all or a portion of its limited partnership units for, at our sole discretion, shares of our common stock or cash, or a combination of both. If we elect to redeem limited partnership units for shares of our common stock, we will generally deliver one share of our common stock for each limited partnership unit redeemed. If we elect to redeem limited partnership units for cash, we will generally deliver cash to be paid in an amount equal to the most recent selling price of our common stock per redeemed partnership unit. In connection with the exercise of these redemption rights, the investor must make certain representations, including that the delivery of shares of our common stock upon redemption would not result in such investor owning shares in excess of our ownership limits in our articles of incorporation. Subject to the foregoing, the investor may exercise its redemption rights at any time after one year following the date of issuance of its limited partnership units; provided, however, that it may not deliver more than two redemption notices each calendar year and may not exercise a redemption right for less than 1,000 limited partnership units, unless it holds less than 1,000 units, in which case, it must exercise its redemption right for all of its units.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2006 annual meeting of shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the periods ended 2005, 2004, 2003, and 2002, as well as our quarterly results of operations data for the year ended December 31, 2005. Certain amounts presented for the periods ended 2004, 2003 and 2002 have been reclassified to conform to the 2005 presentation. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data”. The amounts in the table are in thousands except for per share information.

	Year ended December 31,			For the Period From Inception (April 12, 2002) to December 31, 2002
	2005	2004	2003
Operating Data:

Rental revenue	$121,798	$34,677	$2,645	$—
Interest and other real estate income	6,126	1,421	61	—
Total revenue	127,924	36,098	2,706	—
Rental expenses	28,770	7,205	367	—
Depreciation and amortization	71,023	19,273	1,195	—
Interest expense	28,712	5,978	385	—
General and administrative expenses	3,004	2,372	412	213
Asset management fees, related-party	8,901	1,525	—	—

Minority interest	(526)	—	—	200

Net income (loss)	$(11,960)	$(255)	$347	$(13)

Common Share Distributions:

Common share cash distributions declared	$62,292	$24,263	$2,452	$—
Common share cash distributions declared per share	$0.640	$0.640	$0.625	$—

Per Share Data:

Basic earnings (loss) per common share	$(0.12)	$(0.01)	$0.09	$(63.56)
Diluted earnings (loss) per common share	$(0.12)	$(0.01)	$0.09	$(63.56)

Other Data:

Reconciliation of net income (loss) to funds from operations (1):
Net income (loss) attributable to common shares	$(11,960)	$(255)	$347	$(13)
Add:
Real estate related depreciation and amortization	71,023	19,273	1,195	—

Subtract:
Minority interest in net loss	526	—	—	—
Minority interest in funds from operations	1,364	—	—	—

Funds from operations attributable to common shares	$57,173	$19,018	$1,542	$(13)

Basic funds from operations per common share	$0.59	$0.50	$0.39	$(63.56)

Diluted funds from operations per common share	$0.59	$0.50	$0.38	$(63.56)

Weighted average common shares outstanding:
Basic	97,333	37,908	3,987	—
Diluted	97,774	37,928	4,007	—

Net cash provided by (used in) operating activities	$66,295	$21,452	$1,700	$(139)

Net cash used in investing activities	$(750,877)	$(560,036)	$(149,948)	$—

Net cash provided by financing activities	$755,980	$558,027	$152,314	$150

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Reconciliation of net income (loss) to funds from operations(1):
Net Income (loss) attributable to common shares	$(2,581)	$748	$(6,198)	$(3,929)
Add:
Real estate related depreciation and amortization	12,350	14,192	21,178	23,303
Minority interest in net income (loss)	—	3	(287)	(242)
Subtract:
Minority interest in funds from operations	—	66	518	780

Funds from operations attributable to common shares	$9,769	$14,877	$14,175	$18,352

Basic funds from operations per common share	$0.13	$0.17	$0.14	$0.15
Diluted funds from operations per common share	$0.13	$0.17	$0.14	$0.15

Weighted average common shares outstanding
Basic	74,421	88,066	104,224	121,097
Diluted	74,441	88,473	104,668	121,975

	As of December 31,
	2005	2004	2003	2002
Balance Sheet Data:
Net investment in real estate	$1,904,411	$732,202	$150,633	$—
Total assets	2,057,695	784,808	156,608	751
Line of credit	16	4	1,000	—
Mortgage notes	642,242	142,755	40,500	—
Total liabilities	869,307	203,593	49,782	761
Total shareholders’ equity (deficit)	1,132,811	581,214	106,824	(11)
Minority interest	55,577	1	1	1
Number of common shares outstanding	133,207	67,720	12,470	2

(1)	We believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003. This report on Form 10-K contains certain forward-looking statements. When used in this report, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe”, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. There are various factors that could cause actual results to differ materially from those which are expressed in, or implied by such forward-looking statements. Such factors include, but are not limited to, changes in general economic conditions, changes in real estate conditions, changes in interest rates, the amount of equity capital provided by our public offerings, the availability of debt financing on favorable terms, the ability to acquire and lease properties on favorable terms and the ability of customers to make payments under their respective leases. Readers of this report are cautioned to consider these uncertainties in connection with all forward-looking statements.

Overview

Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality, generic distribution warehouses and light industrial properties leased to creditworthy corporate customers. In order to provide capital for these investments, we have sold our common stock through four distinct public offerings, raised capital through our partnership’s private placement (as more fully described below) and issued and assumed debt. As of January 23, 2006, we closed the primary component of our fourth public offering and, as a result, we have stopped raising capital through the sale of our common stock. However, we will continue to raise significant amounts of capital through our partnership’s private placement and through the issuance of debt.

Our primary focus is to continue to build an industrial real estate operating company that owns, develops, and operates a high-quality diversified portfolio of bulk distribution and light industrial properties in the leading logistics and distribution markets in North America.

The following discussion first describes certain significant transactions that occurred during the year ended December 31, 2005 and certain recent developments, and then compares and contrasts our financial condition as of December 31, 2005, 2004 and 2003 as well as our results of operations for the years then ended. We acquired our first property in June of 2003 and have built a portfolio of 264 properties through December 31, 2005. As a result of these acquisitions, we have experienced significant changes in our operating and financing activities during the past three years.

Significant Transactions During 2005 and Recent Developments

We have experienced a substantial increase in acquisition activity since we acquired our first property in June 2003. As a result of our investment strategy, we currently own or control 264 operating properties comprising 40.3 million square feet located in 23 markets, including 22 of our target markets. We acquired 158 of these properties for a total estimated cost of approximately $1.2 billion during 2005 using net proceeds from our public offerings, our partnership’s private placement and debt financings including the assumption of 19 secured, non-recourse notes totaling $434.1 million.

Beginning on February 2, 2005, and ending on May 13, 2005, we acquired seven bulk distribution properties comprising approximately 3.6 million square feet for a total estimated cost of approximately $132.8 million in connection with our purchase agreement with Panattoni Development Company LLC, an unrelated third-party. We assumed four secured, non-recourse mortgage notes totaling approximately $30.6 million associated with the acquisition of these properties.

On April 8, 2005, in connection with our partnership’s private placement, we issued 424,352 limited partnership units valued at approximately $4.5 million in exchange for certain fractional tenancy-in-common interests we had previously sold in a property located in Memphis, Tennessee.

On May 13, 2005, we entered into an agreement to purchase a distribution facility that is currently being developed in Memphis, Tennessee and will comprise approximately 885,000 square feet upon completion. We currently estimate that the facility will be completed early in 2006 with a minimum purchase price equal to actual development costs. The purchase price may vary depending on certain variables including the status of leasing on the date of acquisition.

On May 19, 2005, we entered into a joint venture agreement with SV Atlanta SouthCreek IV, L.P., an unrelated third-party, to acquire 37 acres of land and to develop a 556,800 square foot distribution facility located in Atlanta, Georgia. Pursuant to the joint venture agreement, SV Atlanta SouthCreek IV, L.P. and we will provide approximately 3% and 97%, respectively, of the required equity capital, which is estimated to be approximately $5.6 million, to fund the development project. Both parties will receive an 8.25% preferred return on their respective capital contributions. We have the right to purchase SV Atlanta SouthCreek IV, L.P.’s interest in the venture at anytime after the later to occur of (i) stabilization of the project, and (ii) the date 18 months after completion of the project. We currently estimate that the facility will be completed early in 2006 for a total estimated cost of approximately $16.5 million.

On July 21, 2005, we completed a merger with Cabot Industrial Value Fund, Inc. (“Cabot”), an unrelated third-party, whereby we acquired all of the outstanding shares of Cabot’s common stock for approximately $312.6 million. However, after certain equity contributions and distributions, as of December 31, 2005, our investment was approximately $302.4 million. Through our ownership of Cabot, we acquired an approximate 87% interest in Cabot Industrial Value Fund, LP, which, as of December 31, 2005, owned a portfolio of 104 properties with a total historical cost of approximately $654.5 million which is located in 12 markets throughout the United States and had approximately $308.8 million of mortgage debt outstanding. As of December 31, 2005, this portfolio was 89.6% leased (see Note 3—Real Estate to the consolidated financial statements).

On October 27, 2005, in connection with our partnership’s private placement, we issued 570,950 limited partnership units valued at approximately $6.0 million in exchange for certain fractional tenancy-in-common interests we had previously sold in a property located in Memphis, Tennessee.

On December 9, 2005, we amended our existing $225 million senior secured revolving credit facility such that it is now a $250 million unsecured facility that matures in December 2008.

On December 29, 2005, in connection with our partnership’s private placement, we issued 751,751 limited partnership units valued at approximately $7.9 million in exchange for certain fractional tenancy-in-common interests we had previously sold in a property located in Atlanta, Georgia.

On January 4, 2006, we issued $50 million of unsecured, non-recourse debt with a fixed interest rate of 5.68% maturing in January 2014. In addition, we finalized the terms of $100 million of additional unsecured debt to be issued by April 27, 2006. All the notes require quarterly payments of interest only.

On January 23, 2006, we closed the primary offering component of our fourth public offering of common stock. Although we closed the primary offering for the foreseeable future, we have retained the right to recommence the primary offering at any time during the effectiveness of our public offering. In addition, we will continue to offer shares of our common stock through our distribution reinvestment plan.

On February 21, 2006, we entered into a joint venture agreement with affiliates of Boubyan Bank of Kuwait whereby we contributed six properties with an approximate value of $123 million to an institutional fund. We retained a 20% equity interest in the venture and our partner retained the other 80% equity interest. The fund’s day-to-day business affairs are managed by us and all major decisions are determined by both partners. In connection with this transaction, we also issued approximately $95.5 million of secured non-recourse debt with a stated interest rate of 5.53% maturing in March 2012. Pursuant to our joint venture agreement, we act as asset manager for the joint venture and we will earn certain asset management fees related to the properties we manage.

Liquidity and Capital Resources

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, which we anticipate may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties. We believe that capital will continue to flow into the real estate industry and industrial real estate in particular, which will continue to foster a competitive environment for the assets we are seeking to acquire. Consequently, we, through the activities of our advisor, have assembled a team of 38 professionals with over 450 years of aggregate experience who are dedicated to the acquisition and operation of properties that meet our investment criteria. The ability of our advisor to find and acquire these properties at a pace that is consistent with the capital that has been raised through our public offerings, and that has and will continue to be raised through our partnership’s private placement and other financing activities, will directly impact our financial performance and the metrics that management uses to evaluate our performance, including funds from operations available to pay distributions.

Management expects that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansion and renovation of properties will include:

•	Borrowings under our unsecured credit facility;

•	Other forms of secured or unsecured financing;

•	Capital from co-investment partners;

•	Additional proceeds from our fourth public offering of common stock;

•	Proceeds from our partnership’s private placement;

•	Proceeds from our distribution reinvestment plan; and

•	Cash flow from operations.

Over the short term, we believe that our sources of capital, specifically our cash flow from operations, borrowings under our unsecured credit facility, the remaining proceeds from our fourth public offering and our ability to raise capital through our partnership’s private placement are adequate and will continue to be adequate to meet our liquidity requirements and capital commitments. These liquidity and capital requirements and commitments include the payment of debt service, regular quarterly investor distributions, capital expenditures at our properties, forward purchase commitments (as more fully described below), the purchase of 25 properties which are currently the subject of an executed letter of intent, under contract or have closed since December 31, 2005 and future acquisitions of unidentified properties. The properties that had been identified as of December 31, 2005 total 5.8 million square feet and have an aggregate purchase price of approximately $263.2 million. We anticipate that the acquisitions that have not yet closed will close over the next several months. However, the contracts related to these acquisitions are subject to a number of contingencies and there can be no assurances that these acquisitions will transpire.

Over the longer term, we anticipate that we will continue to utilize the same sources of capital, with the exception of the proceeds from our fourth public offering, that we rely on to meet our short term liquidity requirements. In addition, we may obtain capital through other secured and unsecured financings or from co-investment partners and we may also conduct additional public offerings or recommence our fourth public offering. We expect these resources will be adequate to fund our operating activities, including debt service and distributions, which we anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with additional potential forward purchase commitments. Over the longer term, we also expect that our cash flow from operations will be sufficient to adequately fund our regular distributions. In addition, we intend to seek to enter into additional joint ventures similar to the one we entered into on February 21, 2006 (as described above), and expect that our cash flow from operations over the longer term will be comprised of both rents from our properties and fees earned for asset management and other services performed on behalf of such joint ventures.

During the years ended December 31, 2005, 2004 and 2003, our cash generated from financing activities increased year to year and we generated approximately $756.0 million, $558.0 million, and $152.3 million, respectively. During these years, we generated net proceeds of approximately $737.2 million, $522.2 million and $112.0 million, respectively, through our public offerings and our partnership’s private placement. In addition, we issued debt of approximately $60.9 million, $55.0 million and $51.9 million, respectively. During the years ended December 31, 2005, 2004 and 2003, our cash provided by operating activities increased from year to year and we generated approximately $66.3 million, $21.5 million and $1.7 million, respectively. These sources of capital were utilized to fund approximately $750.3 million, $548.5 million and $149.6 million of cash invested in real estate during the years ended December 31, 2005, 2004 and 2003, respectively. Management anticipates that over time, debt proceeds as well as cash provided by operating activities will represent an increasing percentage of our sources of capital as will capital from co-investment partners.

Public Offerings

On April 15, 2002, we filed an S-11 registration statement with the SEC covering our first public offering of our common stock. The registration statement was declared effective on July 17, 2002 and we received approval of our offering in all 50 states in December 2002. The common stock was offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The registration statement also covered up to 4,000,000 shares available pursuant to our distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants issued to the Dealer Manager for a price of $.001 per share for every 25 shares sold. Until we received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors. In April 2004, we completed our first public offering and sold approximately 25.5 million shares of our common stock for gross proceeds of approximately $254.4 million, which includes shares issued pursuant to our distribution reinvestment plan.

Our second offering began immediately following the completion of the initial offering. The second registration statement was filed on February 27, 2004, and was declared effective on April 16, 2004. The registration statement offered common stock at a price of $10 per share for a maximum of 30,000,000 shares. The registration statement also covered up to 10,000,000 shares available pursuant to our distribution reinvestment plan as well as up to 1,200,000 shares issuable upon the exercise of warrants sold to the Dealer Manager for a price of $.001 per share for every 25 shares sold. In October 2004, we completed our second public offering and sold approximately 30.4 million shares of our common stock for gross proceeds of approximately $302.8 million, which includes shares issued pursuant to our distribution reinvestment plan.

Our third offering began immediately following the second offering. On June 28, 2004, we filed our third registration statement and this registration statement was declared effective by the SEC, and the offering commenced on October 18, 2004. The common stock was offered at a price of $10.50 per share for a maximum of 40,000,000 shares. The registration statement also covered up to 13,000,000 shares available pursuant to our distribution reinvestment plan. On June 24, 2005, we concluded our third public offering having sold approximately 40.7 million shares of our common stock for gross proceeds of approximately $424.7 million, which includes shares issued pursuant to our distribution reinvestment plan.

Our fourth offering began immediately following the third offering. The fourth registration statement was filed on January 24, 2005 and was declared effective by the SEC on June 9, 2005, and we commenced the offering on June 27, 2005. The related prospectus covers a maximum of $1,000,000,000 in shares of our common stock comprised of two components: (i) an offering of up to 72,770,273 shares to the public at a price of $10.50 per share, which we refer to as our primary offering, and (ii) an offering of up to 23,650,339 shares to participants in our distribution reinvestment plan at $9.975 per share. On January 23, 2006, we closed the primary offering component of our fourth public offering, but we will continue to offer shares pursuant our distribution reinvestment plan. As of March 7, 2006, we had sold approximately 53.7 million shares pursuant to our fourth public offering for total gross proceeds of approximately $557.9 million, which includes shares issued pursuant to our distribution reinvestment plan.

As of December 31, 2005, 133,206,784 shares of common stock were issued and outstanding. The net proceeds from the sale of these securities were transferred to our partnership on a one-for-one basis for limited partnership units. Although we have closed the primary offering component of our fourth public offering, we will continue to offer shares through our distribution reinvestment plan. In the future, we anticipate that our principal sources of funding for the purchase of industrial properties will include proceeds from debt financings, capital from co-investment partners, our partnership’s private placement and cash flow from operations. We may also conduct additional public offerings or recommence our fourth public offering.

Pursuant to the Advisory Agreement, our advisor is obligated to advance all of our offering costs, subject to its right to be reimbursed for such costs by us in an amount up to 2% of the gross offering proceeds raised. Such offering costs include but are not limited to actual legal, accounting, printing and other expenses attributable to preparing the SEC registration statements, qualification of the shares for sale in the states and filing fees incurred by our advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee (see below). During the years ended December, 31, 2005, 2004 and 2003 as well as from the period of our inception (April 12, 2002) to December 31, 2002 our advisor incurred $8.6 million, $8.3 million, $7.7 million and $3.4 million, of offering costs, respectively. During the years ended December 31, 2005, 2004 and 2003, we reimbursed our advisor approximately $13.3 million, $10.9 million and $3.3 million, respectively. We did not reimburse our advisor for any such costs during 2002. As of December 31, 2005, the un-reimbursed amount of offering costs incurred by our advisor, since inception (April 12, 2002), was approximately $451,000. As described above, we closed the primary offering component of our fourth public offering on January 23, 2006 and we may fully reimburse our advisor for all remaining un-reimbursed offering costs.

Pursuant to the dealer manager agreements, we are obligated to pay the Dealer Manager a dealer manager fee and commissions up to 2.0% and 6.0%, respectively, of gross proceeds raised from our public offerings of common stock. During the years ended December 31, 2005, 2004 and 2003, we paid the Dealer Manager approximately $49.9 million, $41.9 million and $11.0 million, respectively, of which $36.6 million, $31.0 million and $8.2 million, respectively, had been re-allowed to broker-dealers participating in our public offerings.

Our Partnership’s Private Placement

Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for accredited investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to investors will be 100% leased by our partnership, and such leases will contain purchase options whereby our partnership will have the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code.

Our partnership pays certain up-front fees and reimburses certain related expenses to our advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”) for raising capital through our partnership’s private placement. Our advisor is obligated to pay all of the offering and marketing related costs associated with the private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through the private placement. In addition, our partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of the gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers. Our partnership is also obligated to pay a transaction facilitation fee to the Facilitator, an affiliate of our advisor, of up to 1.5% of the gross equity proceeds raised through the private placement.

During the years ended December 31, 2005, 2004 and 2003, we raised $145.3 million, $29.9 million and $2.7 million, respectively, from the sale of undivided tenancy-in-common interests in 27 buildings, which is included in financing obligations in the accompanying consolidated balance sheets pursuant to Statement of Financial Accounting Standards, or SFAS, No. 98 “Accounting for Leases” (“SFAS No. 98”). We have leased the undivided tenancy-in-common interests sold to unrelated third parties, and in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreements are recognized as interest expense using the interest method.

During the years ended December 31, 2005, 2004 and 2003, we incurred approximately $3.9 million, $750,000 and $15,000, respectively, of rental expense under various lease agreements with these accredited investors. A portion of such amounts were accounted for as a reduction of the principal outstanding balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying consolidated financial statements. The various lease agreements in place as of December 31, 2005, contain expiration dates ranging from November 2013 to December 2025. The following table sets forth the five year, future minimum rental payments due to third parties under the various lease agreements (amounts are in thousands):

Year ended December 31,	Future Minimum Rental Payments
2006	$12,148
2007	17,696
2008	19,114
2009	18,336
2010	17,629
Thereafter	113,698

Total	$198,621

During the years ended December 31, 2005, 2004 and 2003, our partnership incurred upfront costs of approximately $11.6 million, $2.6 million and $200,000 payable to our advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included on our consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our partnership elects to exercise any purchase option as described above and issue limited partnership units, the un-amortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sub-lease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98.

During the year ended December 31, 2005, our partnership exercised purchase options pursuant to three individual master lease agreements to buy certain tenancy-in-common interests it had previously sold in two properties located in Memphis, Tennessee and one property located in Atlanta, Georgia. In connection with the exercise of these options, our partnership issued an aggregate of approximately 1.7 million limited partnership units valued at approximately $18.3 million to acquire such tenancy-in-common interests (see Note 8—Our Partnership’s Private Placement to the consolidated financial statements).

Financing

Lines of Credit—In December 2005, we amended our existing $225 million senior secured revolving credit facility such that it is now a $250 million unsecured facility with a syndicated group of banks led by JP Morgan Securities. The facility matures in December 2008 and has provisions to increase its total capacity to $400 million. At our election, the facility bears interest either at LIBOR plus 0.875% to 1.375%, depending upon our consolidated leverage, or at prime (7.25% at December 31, 2005) and is subject to an annual 0.25% facility fee. The facility contains various covenants including financial covenants with respect to consolidated leverage, net worth, unencumbered assets, interest and fixed charge coverage and secured debt to secured asset value. As of December 31, 2005, we were in compliance with all these covenants. As of December 31, 2005, we did not have an outstanding balance on this facility.

Contemporaneously with the amendment of our secured credit facility, we entered into a $40 million senior secured revolving credit facility with a separate syndicated bank group led by JP Morgan Securities pursuant to which the bank group has agreed to advance funds to our partnership and third-party investors in our partnership’s private placement using undivided tenancy-in-common interests in our buildings as collateral. The facility matures in December 2008 and has provisions to increase its total capacity to $80 million. At our election, the facility bears interest either at LIBOR plus 1.25% to 1.75%, depending upon our consolidated leverage, or at prime (7.25% at December 31, 2005) and is subject to an unused facility fee. The facility contains various covenants including financial covenants with respect to consolidated leverage, net worth, interest and fixed charge coverage and secured debt to secured asset value. As of December 31, 2005, we were in compliance with all these financial covenants. According to the terms of the facility, in addition to our borrowings, any loans made to third-party investors in our partnership’s private placement reduce the total capacity available from the facility. As of December 31, 2005, approximately $14.1 million of loans had been advanced to such third parties and we had an outstanding balance of $16,000.

Debt Issuances—In September 2005, we issued $3.9 million of secured, non-recourse debt with a fixed interest rate of 4.97% which matures in October 2013. The underlying note requires interest only payments until April 1, 2007 at which time monthly payments of principal and interest are required. In January 2005, we issued $57.0 million of secured, non-recourse debt with a stated fixed interest rate of 4.40% which matures in 2010. The underlying notes required monthly payments of interest only until January 1, 2006 at which time monthly payments of principal and interest are required. In December 2004, we issued $55.0 million of secured, non-recourse debt. The debt has a stated fixed interest rate of 5.31% and matures in 2015 and, prior to December 31, 2005, the underlying notes required monthly payments of interest only and thereafter monthly payments of principal and interest are required.

Debt Assumptions—During the year ended December 31, 2005, we assumed nineteen secured, non-recourse notes, totaling $434.1 million in conjunction with the acquisition of certain properties (see Note 3-Real Estate to the consolidated financial statements). These assumed notes bear interest at fixed and variable rates ranging from 4.72% to 8.50% and require monthly payments of either interest, or principal and interest. The maturity dates of such assumed notes range from February 2008 to November 2022. We assumed six of these notes totaling $308.8 million in connection with our merger with Cabot on July 21, 2005. Pursuant to SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $8.7 million, which is amortized to interest expense over the remaining life of the underlying notes.

During the year ended December 31, 2004, we assumed five secured, non-recourse notes totaling $45.6 million, in conjunction with the acquisition of five properties with stated interest rates ranging from 6.22% to 7.21%. All of these notes bear interest at a fixed rate and require monthly payments of principal and interest. They have maturity dates ranging from 2007 to 2012. Pursuant to SFAS No. 141, the difference between the fair value and face value of these notes at the date of acquisition resulted in a premium of approximately $2.9 million, which is amortized to interest expense over the remaining life of the underlying notes.

As of December 31, 2005, the total historical cost of our properties was approximately $2.0 billion and the total historical cost of properties securing our fixed rate mortgage debt was approximately $1.2 billion. Our debt has various covenants and management believes it was in compliance with all of these covenants at December 31, 2005.

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2005 (amounts are in thousands).

Year	Fixed Rate Mortgage Debt	Senior Secured Revolving Credit Facility	Total
2006	$6,462	$—	$6,462
2007	7,112	—	7,112
2008	69,240	16	69,256
2009	6,711	—	6,711
2010	57,224	—	57,224
2011	228,385	—	228,385
2012	182,658	—	182,658
2013	21,130	—	21,130
2014	2,486	—	2,486
2015	43,860	—	43,860
Thereafter	7,115	—	7,115

Total	$632,383	$16	$632,399

Debt Service Requirements

As of December 31, 2005, we had total outstanding debt, excluding premiums of $9.8 million and financing obligations of $154.7 million (see Note 8—Our Partnership’s Private Placement to the consolidated financial statements), of approximately $632.4 million consisting primarily of secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly payments of interest and many require, or will ultimately require, monthly repayments of principal (see Note 5—Debt to the consolidated financial statements). Currently, funds from our operations are sufficient to satisfy these monthly debt service requirements and we anticipate that funds from our operations will continue to be sufficient to satisfy our regular monthly debt service.

Forward Purchase Commitments

Deltapoint—On March 28, 2005, a wholly-owned subsidiary of our partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unaffiliated third-party, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC (“Deltapoint”), a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to the operating agreement of Deltapoint, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the distribution facility from Deltapoint upon completion which can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs. We currently estimate that the facility will be completed early in 2006.

Buford Distribution Center—In October 2004, we entered into a forward purchase commitment with Wachovia Bank National Association (“Wachovia”) in connection with our commitment to acquire two buildings, referred to as the Buford Distribution Center, totaling 677,667 square feet from an unrelated third-party developer. We have entered into a binding agreement with Wachovia, the construction lender, to purchase the buildings at a price of up to $29.0 million and thereby retire the related construction financing. Our obligation to acquire the buildings from the third-party developer upon completion can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs. We anticipate acquiring this property in March 2006 for approximately $20 million using our remaining net proceeds from our fourth public offering, capital from our co-investment partners and debt.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. In December 2005, our board of directors set the 2006 distribution level at an annualized $0.64 per share or limited partnership unit. The distribution was set by our board of directors at a level we believe to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations. Our board of directors declared the following distributions during the past three years: 2005—$62.3 million; 2004—$24.3 million and 2003—$2.5 million. During the year ended December 31, 2005, we paid the following distributions: (i) $9.7 million on January 17, 2005, for distributions declared in the fourth quarter of 2004, (ii) $11.7 million on April 15, 2005, for distributions declared in the first quarter of 2005, (iii) $14.1 million on July 15, 2005, for distributions declared in the second quarter of 2005 and (iv) $16.9 million on October 17, 2005, for distributions declared in the third quarter of 2005. To fund total distributions in 2005, we utilized both funds from operations and debt proceeds. It is our objective to fund our distributions over time exclusively using funds from our operations.

Distribution Reinvestment Plan

Pursuant to our distribution reinvestment plan, $34.4 million, $12.9 million and $1.3 million of the distributions declared during the years ended December 31, 2005, 2004 and 2003, were satisfied through the issuance of approximately 3.5 million, 1.3 million and 132,000 shares of our common stock, respectively, at a 5.0% discount from our then current public offering share price. Prior to October 18, 2004, the discounted purchase price for such shares was $9.50 per share and thereafter the purchase price was $9.975 per share.

Contractual Obligations

The following table reflects our contractual obligations as December 31, 2005, specifically our obligations under long-term debt agreements, operating lease agreements and purchase obligations (amounts are in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt	$823,811	$40,703	$175,783	$330,797	$276,528
Operating Leases(1)	198,621	12,148	36,810	35,965	113,698
Purchase Obligations(2)	55,700	55,700	—	—	—

Total	$1,078,132	$108,551	$212,593	$366,762	$390,226

(1)	As of December 31, 2005, we had 17 operating lease obligations, all of which were in connection with our partnership’s private placement.
(2)	As of December 31, 2005, we had entered into two agreements to acquire certain properties in the future upon completion by third-party developers as more fully described above.

Off-Balance Sheet Arrangements

As of December 31, 2005, 2004 and 2003, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Summary

In June 2003, we acquired our first property and, as of December 31 2005, we had assembled a portfolio of 264 properties located in 23 markets. Specifically, we acquired 158 properties during the year ended December 31, 2005, 93 properties during the year ended December 31, 2004 and 13 properties during the year ended December 31, 2003. All of these properties were acquired using net proceeds from our public offerings, our partnership’s private placement and debt proceeds. As a result of our significant acquisition activity during the years ended December 31, 2005 and 2004, the revenues and expenses from our operations increased significantly from year to year. During the year ended December 31, 2003, the revenues and expenses from our operations were relatively less when compared to the years ended December 31, 2005 and 2004 as a result of our limited operating history and a lower level of acquisition activity prior to 2004. For more detailed information regarding the operating properties that we majority owned and/or controlled on a consolidated basis as of December 31, 2005 and 2004, respectively, see “Item 2. Properties”.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004. Our same store properties include all properties owned from January 1, 2004 through December 31, 2005. A discussion of these changes follows the table (dollar amounts are in thousands).

	Year Ended December 31,
	2005	2004	Change
Rental Revenue
Same store	$15,219	$14,537	$682
2005 acquisitions	47,861	—	47,861
2004 acquisitions	58,718	20,140	38,578

Total rental revenue	121,798	34,677	87,121
Rental Expenses
Same store	3,125	3,047	78
2005 acquisitions	10,479	—	10,479
2004 acquisitions	15,166	4,158	11,008

Total rental expenses	28,770	7,205	21,565
Net Operating Income (1)
Same store	12,094	11,490	604
2005 acquisitions	37,382	—	37,382
2004 acquisitions	43,552	15,982	27,570

Total net operating income	93,028	27,472	65,556
Other Income
Gain on the early termination of leases, net	2,285	1	2,284
Interest and other income	3,733	875	2,858
Gain on hedges	108	545	(437)

Total other income	6,126	1,421	4,705
Other Expenses
Depreciation and amortization	71,023	19,273	51,750
Interest	28,712	5,978	22,734
General and administrative	3,004	2,372	632
Asset management fees, related party	8,901	1,525	7,376

Total other expenses	111,640	29,148	82,492
Minority Interest	526	—	526

Net loss	$(11,960)	$(255)	$(11,705)

(1)	See Note 18—Segment Information to the consolidated financial statements for further discussion of net operating income.

Rental Revenue

Rental revenue increased by approximately $87.1 million for the year ended December 31, 2005 compared to the same period in 2004, primarily as a result of (i) the rental revenue generated from the 158 properties that were acquired during the year ended December 31, 2005, and (ii) rental revenue for the 93 properties that were acquired during the year ended December 31, 2004 being higher in 2005 than in 2004 as rental revenue associated with these properties during 2004 did not reflect an entire period of operations as compared to 2005 wherein these properties were operating for a full twelve months.

Same store rental revenue increased by approximately $682,000 for the year ended December 31, 2005 compared to the same period in 2004, due to rental rate increases as well as an increase in occupancy that occurred subsequent to December 31, 2004.

Rental Expenses

Rental expenses increased by approximately $21.6 million for the year ended December 31, 2005 compared to the same period in 2004, primarily as a result of (i) the acquisition of 158 properties during 2005, and (ii) rental expenses for the 93 properties acquired in 2004 being higher in 2005 than in 2004 as rental expenses associated with these properties during 2004 did not reflect an entire period of operations as compared to 2005 wherein these properties were operating for a full twelve months.

Same store rental expenses increased by approximately $78,000 for the year ended December 31, 2005 compared to the same period in 2004, primarily due to increased real estate taxes and utilities expenses which was partially offset by a decrease in insurance premiums.

Other Income

Other income increased by approximately $4.7 million for the year ended December 31, 2005 as compared to the same period in 2004 generally as a result of a net gain recognized in the amount of approximately $2.3 million on the early termination of leases in 2005 and the increase in interest income of $2.9 million due to higher average cash balances held in interest bearing bank accounts during the year ended December 31, 2005 as compared to the year ended December 31, 2004. As of December 31, 2005 and 2004, we had approximately $94.9 million and $23.5 million in cash and cash equivalents, respectively. In addition, we had $9.7 million in notes receivable outstanding as of December 31, 2005, $5.4 million of which were issued subsequent to December 31, 2004. For the years ended December 31, 2005 and 2004, we earned interest income of approximately $779,000 and $267,000 associated with these notes receivable, which reflects an increase in interest income of approximately $512,000 from year to year. The decrease in gain on hedges is a result of hedge ineffectiveness recorded in the years ended December 31, 2005 and 2004.

Other Expenses

Other expenses increased $82.5 million for the year ended December 31, 2005 compared to the same period in 2004 primarily because depreciation and amortization expense was higher by approximately $51.8 million for the year ended December 31, 2005, as compared to the same period in 2004. This was primarily due to the acquisition of 158 additional properties during 2005, which had a gross book value of approximately $1.2 billion as of December 31, 2005. The increase in interest expense of approximately $22.7 million is attributable to higher mortgage note balances (approximately $499.5 million) and higher financing obligation balances (approximately $122.3 million) that were outstanding during the year ended December 31, 2005 compared to the year ended December 31, 2004. General and administrative expenses were higher during the year ended December 31, 2005 than in the year ended December 31, 2004 by approximately $632,000 as a result of an increase in general business activities offset by a decrease in compliance costs associated with Sarbanes-Oxley. We pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of properties we own in excess of $170 million (see Note 13—Related Party Transactions to the consolidated financial statements). The increase in asset management fees during 2005 of approximately $7.4 million was attributable to the aforementioned acquisition of 158 additional properties, all of which were subject to this 0.75% asset management fee.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the year ended December 31, 2004 compared to the year ended December 31, 2003. A discussion of these changes follows the table (dollar amounts are in thousands).

	Year Ended December 31,
	2004	2003	Change
Rental Revenue
2004 acquisitions	$20,140	$—	$20,140
2003 acquisitions	14,537	2,645	11,892

Total rental revenue	34,677	2,645	32,032

Rental Expenses
2004 acquisitions	4,158	—	4,158
2003 acquisitions	3,047	367	2,680

Total rental expenses	7,205	367	6,838

Net Operating Income(1)
2004 acquisitions	15,982	—	15,982
2003 acquisitions	11,490	2,278	9,212

Total net operating income	27,472	2,278	25,194

Other Income
Interest and other income	876	61	815
Gain on hedges	545	—	545

Total other income	1,421	61	1,360

Other Expenses
Depreciation and amortization	19,273	1,195	18,078
Interest	5,978	385	5,593
General and administrative	2,372	412	1,960
Asset management fees, related party	1,525	—	1,525

Total other expenses	29,148	1,992	27,156

Net income (loss)	$(255)	$347	$(602)

(1)	See Note 18—Segment Information to the consolidated financial statements for further discussion of net operating income.

Rental Revenue

Rental revenue increased by approximately $32.0 million for the year ended December 31, 2004 compared to the same period in 2003, primarily as a result of (i) the rental revenue generated from the 93 properties that were acquired during the year ended December 31, 2004, and (ii) rental revenue for the 13 properties that were acquired during the year ended December 31, 2003 being higher in 2004 than in 2003 as rental revenue associated with these properties during 2003 did not reflect an entire period of operations as compared to 2004 wherein these properties were operating for a full twelve months.

Rental Expenses

Rental expenses increased by approximately $6.8 million for the year ended December 31, 2004 compared to the same period in 2003, primarily as a result of (i) the acquisition of 93 properties during 2004, and (ii) rental expenses for the 13 properties acquired in 2003 being higher in 2004 than in 2003 as rental expenses associated with these properties during 2003 did not reflect an entire period of operations as compared to 2004 wherein these properties were operating for a full twelve months.

Other Income

Other income increased by approximately $1.4 million for the year ended December 31, 2004 as compared to the same period in 2003. The increase in interest income of approximately $800,000 is due to higher average cash balances held in interest bearing bank accounts during the year ended December 31, 2004 as compared to the year ended December 31, 2003. As of December 31, 2004 and 2003, we had approximately $23.5 million and $4.1 million in cash and cash equivalents, respectively. In addition, we had notes receivable outstanding of $4.2 million as of December 31, 2004. For the year ended December 31, 2004, we earned interest income of approximately $267,000 associated with these notes receivable. The increase in gain on hedges is primarily a result of the settlement of hedges with a resulting gain of approximately $545,000 due to hedge ineffectiveness recorded in the year ended December 31, 2004.

Other Expenses

Other expenses increased $27.2 million for the year ended December 31, 2004 compared to the same period in 2003 primarily because depreciation and amortization expense was higher by approximately $18.1 million for the year ended December 31, 2004, as compared to the same period in 2003. This was primarily due to the acquisition of 93 additional properties during 2004, which had a gross book value of approximately $603.4 million as of December 31, 2004. The increase in interest expense of approximately $5.6 million is attributable to higher mortgage note balances (approximately $102.3 million) and higher financing obligation balances (approximately $29.7 million) that were outstanding during the year ended December 31, 2004, compared to the year ended December 31, 2003. General and administrative expenses were higher during the year ended December 31, 2004 than in the year ended December 31, 2003 by approximately $2.0 million as a result of an increase in general business activities as well as an increase in compliance costs associated with Sarbanes-Oxley. We became obligated to pay our advisor the aforementioned 0.75% asset management fee in March 2004 (see Note 13—Related Party Transactions to the consolidated financial statements). The increase in asset management fees during 2004 was attributable to all 93 properties that were acquired during 2004 being subject to this fee.

Critical Accounting Policies

General

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most “critical” to the portrayal of our financial condition and results of operations which require management’s most difficult, subjective or complex judgments.

Impairment of Long-Lived Assets

Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144

provides that such an evaluation should be performed when events or changes in circumstances indicate such an evaluation is warranted. Examples include the point at which we deem the long-lived asset to be held for sale, downturns in the economy, etc. Impairment of long-lived assets is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, customer financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our consolidated financial statements.

Valuation and Allocation of Real Estate Acquisitions

Upon acquisition, the purchase price of a property and other costs associated with the acquisition such as the acquisition fee paid to our advisor are capitalized and allocated to land, building, land improvements, tenant improvements and other intangible assets and associated liabilities as required by SFAS No. 141. The allocation to land, building, land improvements and tenant improvements will be based on management’s estimate of its fair value based on all available information. The allocation to intangible lease assets, as required by SFAS No. 141, represents the value associated with the in-place leases, including leasing commissions, legal and other related costs. Also, SFAS No. 141 requires the creation of an intangible asset or liability resulting from in-place leases being above or below the current market rental rates on the date of the acquisition. This asset or liability will be amortized over the life of the remaining in-place leases as an adjustment to revenue. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition should be recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Valuation and allocation of real estate acquisitions is considered a critical accounting policy because the determination of the value and allocation of the cost of a real estate acquisition involves a number of management’s assumptions relating to the ability to lease vacant space, market rental rates, term of new leases, property operating expenses and leasing commissions, among other things. All of the aforementioned factors will be taken as a whole by management in determining the valuation and allocation of the costs of real estate acquisitions. The valuation and allocation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation and allocation could be negatively affected and may result in a negative impact to the consolidated financial statements.

Consolidation

Our consolidated financial statements include the accounts of Dividend Capital Trust and its consolidated subsidiaries and partnerships which we control either through ownership of a majority voting interest, as the primary beneficiary, or otherwise. Investments in entities in which we do not own a majority voting interest but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities in which we do not own a majority voting interest and over which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our management’s judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by FIN 46(R) (discussed below) involve consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in policy making decisions. Our management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our shareholders, lenders and others in their evaluation of us.

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46(R) requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing public entities as of March 31, 2004. We do not believe that any of our consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46(R).

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for public companies for the annual period beginning after December 15, 2005. The adoption of SFAS No. 123(R) requires the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. We do not anticipate that the adoption of SFAS No. 123(R) will have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Currently, we are under no legal obligation to retire any of our assets. We adopted FIN 47 during the fourth quarter of 2005 and there was no material impact on our financial position, results of operations or cash flows.

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which supersedes Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement amends the requirements for the accounting for and reporting of changes in accounting principle. It requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the requirements of SFAS No. 154 in the fourth quarter of 2005 and there was no material impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. We adopted the consolidation requirements of this consensus in the third quarter of 2005 and such adoption did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the EITF issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This consensus requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This consensus was effective for all reporting periods beginning after June 29, 2005. We adopted EITF Issue No. 05-6 during the second quarter of 2005 and such adoption did not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices such as rental rates and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to shareholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and forecasted fixed rate debt issuances. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks as part of our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During 2005, such derivatives were used to hedge the variable cash flows associated with $150 million of forecasted issuances of debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

Our variable rate debt is subject to risk based upon prevailing market interest rates. If the prevailing market interest rates relevant to our variable rate debt were 10% higher during the period, our interest expense for the years ended December 31, 2005 and 2004 would have increased by $111,000 and $92,000, respectively.

As of December 31, 2005, our debt had a carrying value of approximately $642.2 million and the estimated fair value of such debt was approximately $627.3 million based on our estimate of current market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIVIDEND CAPITAL TRUST INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dividend Capital Trust Inc.:

We have audited the accompanying consolidated balance sheets of Dividend Capital Trust Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dividend Capital Trust Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

March 7, 2006

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share information)

	As of December 31,
	2005	2004
ASSETS
Land	$327,428	$120,055
Buildings and improvements	1,499,414	572,089
Intangible lease assets	155,276	61,725
Construction in progress	12,807	195

Total Investment in Properties	1,994,925	754,064
Less accumulated depreciation and amortization	(96,604)	(21,862)

Net Investment in Properties	1,898,321	732,202
Investments in and advances to unconsolidated investees	6,090	—

Net Investment in Real Estate	1,904,411	732,202

Cash and cash equivalents	94,918	23,520
Restricted cash	5,027	5,414
Notes receivable	9,661	4,239
Deferred loan costs, net	6,498	4,355
Deferred loan costs—financing obligation, net	12,270	2,801
Deferred acquisition costs and deposits	2,855	5,407
Straight line rent and other receivables	18,347	5,704
Other assets, net	3,708	1,166

Total Assets	$2,057,695	$784,808

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$26,139	$6,301
Distributions payable	19,787	9,737
Tenant prepaids and security deposits	9,321	4,039
Other liabilities	6,769	2,843
Intangible lease liability, net	10,320	5,519
Line of credit	16	4
Mortgage notes	642,242	142,755
Financing obligations	154,713	32,395

Total Liabilities	869,307	203,593

Minority Interest	55,577	1

Shareholders’ Equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares $0.01 par value, 350,000,000 shares authorized, 133,206,784 and 67,719,883 shares issued and outstanding as of December 31, 2005 and 2004, respectively	1,332	677
Additional paid-in capital	1,235,156	611,441
Distributions in excess of earnings	(100,888)	(26,636)
Accumulated other comprehensive loss	(2,789)	(4,268)

Total Shareholders’ Equity	1,132,811	581,214

Total Liabilities and Shareholders’ Equity	$2,057,695	$784,808

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share information)

	For the Year Ended December 31,
	2005	2004	2003
REVENUE:
Rental revenue	$121,798	$34,677	$2,645
Interest and other real estate income	6,126	1,421	61

Total Revenue	127,924	36,098	2,706

EXPENSES:
Rental expense	13,455	3,375	136
Real estate taxes	15,315	3,830	231
Depreciation and amortization expense	71,023	19,273	1,195
Interest expense	28,712	5,978	385
General and administrative expense	3,004	2,372	412
Asset management fees, related party	8,901	1,525	—

Total Expenses	140,410	36,353	2,359

Net Income Before Minority Interest	(12,486)	(255)	347

Minority Interest	(526)	—	—

NET INCOME (LOSS)	$(11,960)	$(255)	$347

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	97,333	37,908	3,987

Diluted	97,774	37,928	4,007

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.12)	$(0.01)	$0.09

Diluted	$(0.12)	$(0.01)	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

and Other Comprehensive Income (Loss)

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Common Shares		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2002	—	$—	$2	$(13)	$—	$(11)

Comprehensive income:
Net income	—	—	—	347	—	347
Issuance of common shares, net of offering costs	12,470	125	108,812	—	—	108,937
Amortization of stock options	—	—	3	—	—	3
Dividends on common shares	—	—	—	(2,452)	—	(2,452)

Balances at December 31, 2003	12,470	$125	$108,817	$(2,118)	$—	$106,824

Comprehensive loss:
Net loss	—	—	—	(255)	—	(255)
Net unrealized loss from cash flow hedging derivatives	—	—	—	—	(4,268)	(4,268)

Comprehensive loss						(4,523)
Issuance of common shares, net of offering costs	55,464	554	504,699	—	—	505,253
Redemption of common shares	(214)	(2)	(2,081)	—	—	(2,083)
Amortization of stock options	—	—	6	—	—	6
Dividends on common shares	—	—	—	(24,263)	—	(24,263)

Balances at December 31, 2004	67,720	$677	$611,441	$(26,636)	$(4,268)	$581,214

Comprehensive loss:
Net loss	—	—	—	(11,960)	—	(11,960)
Net unrealized gain from cash flow hedging derivatives	—	—	—	—	965	965
Amortization of cash flow hedging derivatives	—	—	—	—	514	514

Comprehensive loss						(10,481)
Issuance of common shares, net of offering costs	66,457	665	632,954	—	—	633,619
Redemption of common shares	(970)	(10)	(9,268)	—	—	(9,278)
Amortization of stock options	—	—	29	—	—	29
Dividends on common shares	—	—	—	(62,292)	—	(62,292)

Balances at December 31, 2005	133,207	$1,332	$1,235,156	$(100,888)	$(2,789)	$1,132,811

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(11,960)	$(255)	$347
Minority interest share of net loss	(526)	—	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation and amortization	71,023	19,273	1,221
Other depreciation and amortization	3,229	1,365	—
Increase in other assets	(10,750)	(2,925)	(222)
Gain on hedging activities	(108)	(545)	—
Increase in accounts payable, accrued expenses and other liabilities	15,387	4,539	354

Net cash provided by operating activities	66,295	21,452	1,700

INVESTING ACTIVITIES:
Real estate investments	(750,322)	(548,478)	(149,602)
Increase in restricted cash	(413)	(4,854)	—
(Increase) decrease in deferred acquisition costs	2,552	(4,922)	(485)
Increase in notes receivable	(5,585)	(4,314)	—
Master lease payments	2,891	2,532	139

Net cash used in investing activities	(750,877)	(560,036)	(149,948)

FINANCING ACTIVITIES:
Proceeds from (payments on) line of credit, net	12	(996)	1,000
Proceeds from mortgage notes	60,926	55,000	51,850
Principal payments on mortgage notes	(2,852)	(883)	(11,350)
Proceeds from financing obligations	145,332	29,940	2,696
Principal payments on financing obligations	(5,287)	(139)	—
Increase in deferred loan costs	(3,893)	(4,866)	(250)
Increase in deferred loan costs—financing obligation	(11,419)	(2,845)	—
Proceeds from sale of common shares	664,200	547,752	124,139
Offering costs for issuance of common shares, related party	(60,874)	(52,601)	(14,794)
Redemption of common shares	(5,387)	(2,083)	—
Increase in restricted cash	—	(560)	—
Settlement of cash flow hedging derivative	(467)	(2,182)	—
Distributions to common shareholders	(23,849)	(7,510)	(977)
Distributions to minority interest	(462)	—	—

Net cash provided by financing activities	755,980	558,027	152,314

NET INCREASE IN CASH AND CASH EQUIVALENTS	$71,398	$19,443	$4,066

CASH AND CASH EQUIVALENTS, beginning of year	$23,520	$4,077	$11

CASH AND CASH EQUIVALENTS, end of year	$94,918	$23,520	$4,077

Supplemental Disclosures of Cash Flow Information
Cash paid for interest expense	$22,751	$4,740	$344
Assumption of secured debt in connection with real estate acquired	$434,073	$45,619	$—
Shares issued pursuant to the distribution reinvestment plan	$28,561	$8,491	$478

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties leased to creditworthy corporate customers. We have qualified, and intend to continue to qualify, as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of our current and future business is, and will be conducted through a majority owned subsidiary, Dividend Capital Operating Partnership LP (our partnership), a Delaware limited partnership. As used herein, “Dividend Capital Trust”, “we” and “us” refer to Dividend Capital Trust Inc. and its consolidated subsidiaries except where the context otherwise requires.

Our day-to-day activities are managed by Dividend Capital Advisors LLC (our advisor), an affiliate, under the terms and conditions of an advisory agreement. Our advisor is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of our public and private equity offerings. The Dealer Manager is also majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. Our advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private equity offerings and for the investment and management of our real estate assets.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

Our financial statements and the financial statements of our subsidiaries are consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, we evaluate our relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and to assess whether we are the primary beneficiary of such entities. If the determination is made that we are the primary beneficiary, then that entity is included in our consolidated financial statements in accordance with FIN 46(R).

Reclassifications

Certain items in the consolidated financial statements for 2004 and 2003 have been reclassified to conform with the 2005 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revision are reflected in the period they are determined to be necessary.

Investment in Real Estate

We capitalize direct costs associated with the acquisition, development or improvement of real estate, including acquisition fees paid to our advisor. Costs associated with acquisition or development pursuits are

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real estate assets are also capitalized as incurred. However, costs incurred in making repairs to and for maintaining our real estate assets are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). The allocation of the total cost to land, building, land improvements and tenant improvements is based on our estimate of their fair value based on all available information such as the replacement cost of such assets, appraisals, property condition reports and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition are to be recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. These assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to revenue. Aggregate amortization expense for amortizing intangible assets was approximately $23.6 million, $6.4 million and $430,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, such intangible assets had a weighted average amortization life of approximately of 5.8 years. The following table describes the estimated net amortization of such intangible assets for the next five years (dollar amounts are in thousands):

For the Year Ended	Estimated Amortization Expense
2006	$27,800
2007	23,600
2008	19,200
2009	13,000
2010	10,000

$93,600

Real estate, including land, building, land improvements, tenant improvements and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense is computed on a straight-line basis over the estimated useful lives as follows:

Description	Depreciable Life
Land	Not depreciated
Buildings	40 years
Building and land improvements	20 years
Tenant improvements	Over lease term
Lease commissions	Over lease term
Intangible lease assets and liabilities	Average term of leases for property
Above/below market rent assets/liabilities	Over lease term

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

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Equity Method

We present investments in certain unconsolidated entities under the equity method. The equity method is used when we have the ability to exercise significant influence over operating and financial policies of an investee but do not have control of the investee. Under the equity method, these investments (including advances to the investee) are initially recorded in our consolidated balance sheets at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the investees, distributions received and certain other adjustments as appropriate. Such investments are included in investments in and advances to unconsolidated investees on the accompanying balance sheets to the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash

Restricted cash includes cash held in escrow in connection with property acquisitions, utility deposits, real estate tax payments and issuance of mortgage debt.

Long-lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset will be written down to its estimated fair value.

Notes Receivable

Notes receivable consists of amounts loaned as part of a strategic relationship we entered into to acquire properties from a third-party national real estate developer. We have committed, but have no legal obligation, to lend up to $15.0 million in connection with various development projects. As of December 31, 2005 and 2004, we had $9.7 million and $4.2 million in notes receivable outstanding. In addition to the 9.5% to 10% interest earned on the notes, we also obtained certain acquisition rights to the properties being developed. These notes have maturity dates ranging from July 2007 to June 2008. For the years ended December 31, 2005 and 2004, we recognized interest income from these notes of approximately $779,000 and $267,000, respectively. No notes were outstanding in 2003 and as such no interest was earned on notes receivable in 2003. All costs associated with executing these notes have been capitalized as deferred loan costs and are included in other assets on the accompanying consolidated balance sheets. Such costs are amortized as a reduction in interest income over the term of the outstanding notes receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $2.9 million and $875,000 as of December 31, 2005 and 2004, respectively. Unamortized deferred loan costs are written-off when debt is retired before the maturity date.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During the years ended December 31, 2005 and 2004, our partnership incurred upfront costs of approximately $11.6 million and $2.6 million payable to our advisor and other affiliates for affecting transactions pursuant to our partnership’s private placement, which are accounted for as deferred loan costs. Such deferred loan costs are included on our consolidated balance sheets and amortized to interest expense over the life of the financing obligation (see Note 8—Our Partnership’s Private Placement). As described in Note 8—Our Partnership’s Private Placement, if our partnership elects to exercise any purchase option and issue limited partnership units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sub-lease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98.

Costs of Raising Capital

Costs incurred in connection with the issuance of equity securities are deducted from shareholders’ equity. Such costs primarily include the up-front fees paid to related parties (see Note 13—Related Party Transactions).

Debt

Debt consists of fixed and variable rate secured mortgage debt, a senior unsecured revolving credit facility and a senior secured revolving credit facility. Our fixed rate secured mortgage debt that was assumed in connection with our acquisition activities includes premiums which, net of accumulated amortization, were $9.9 million and $2.5 million as of December 31, 2005 and 2004, respectively.

Comprehensive Loss

We report comprehensive income (loss) in the accompanying consolidated statements of shareholders’ equity (deficit) and other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to hedging transactions will be amortized to interest expense over the life of our hedged debt issuances. Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions are reported in the accompanying consolidated statements of operations. During the years ended December 31, 2005 and 2004, we recorded gains of approximately $108,000 and $545,000, respectively, related to ineffectiveness on our hedging activities (see Note 6—Financial Instruments and Hedging Activities). There were no such gains or losses recorded during the year ended December 31, 2003.

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on our consolidated balance sheets at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative. Derivatives used to hedge our exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk are considered “fair value” hedges. Derivatives used to hedge our exposure to variability in expected future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges.

As of December 31, 2005, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the changes in the fair value of the derivative that represent changes in expected future cash flows that are effectively hedged by the derivative are initially reported in other

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

comprehensive income on our consolidated statements of shareholders’ equity (deficit) and other comprehensive income (loss) (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the hedge is recognized in other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative was intended to hedge. Any change in value of the derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes.

Our objective in using derivatives is to add stability to future interest expense and to manage our exposure to interest rate movements associated with our forecasted debt issuances. To accomplish this objective, we primarily use treasury locks as part of our cash flow hedging strategy. A treasury lock is designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During 2005 and 2004, such derivatives were used to hedge the variability in future interest expense associated with forecasted issuances of debt. We did not employ any such derivatives during the year ended December 31, 2003.

Revenue Recognition

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers that we expect to collect over the remaining lease term rather than currently, which will be recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the years ended December 31, 2005, 2004 and 2003, the total increase to rental revenues due to straight-line rent adjustments were $5.3 million, $2.1 million and $85,000, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the years ended December 31, 2005, 2004, and 2003, the total net increase (decrease) to rental revenues due to the amortization of above and below market rents was $(2.1) million, $(840,000) and $5,000, respectively.

In connection with certain property acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue. For the years ended December 31, 2005, 2004 and 2003, the total master lease payments received were approximately $2.9 million, $2.5 million and $139,000, respectively.

Stock-Based Compensation

We have a stock-based employee compensation plan and an independent director compensation plan (see Note 11—Stock Option Plans and Warrant Purchase Agreements). We account for these plans in accordance with SFAS No. 123, “Accounting for Stock-Based Payment” (“SFAS No. 123”) and its related interpretations. On both July 1, 2005 and July 1, 2004, we issued a total of 20,000 options to our independent directors. On July 19, 2005 and January 6, 2006, respectively, we received and accepted the resignations of two independent directors resulting in the forfeiture of all 20,000 options that had previously been issued to these directors. As of December 31, 2005,

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2004 and 2003, we had 60,000, 60,000 and 40,000 options outstanding, respectively, under the Independent Director Option Plan. As of December 31, 2005 and 2004, 107,500 options had been granted under the Employee Option Plan. There were no options outstanding under the Employee Option Plan during the year ended December 31, 2003.

Options granted under both the Independent Director Option Plan and the Employee Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expense on the accompanying consolidated statements of operations.

Interest and Other Income

Interest and other income consist primarily of interest income on cash balances and notes receivable and gains (losses) on hedging transactions.

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46(R) requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing public entities as of March 31, 2004. The adoption of FIN 46(R) did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. The adoption of SFAS No. 123(R) requires the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. We do not anticipate that the adoption of SFAS No. 123(R) will have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Currently, we are under no legal obligation to retire any of our assets. We adopted FIN 47 during the fourth quarter of 2005 and there was no material impact on our financial position, results of operations or cash flows.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which supersedes Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement amends the requirements for the accounting for and reporting of changes in accounting principle. It requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the requirements of SFAS No. 154 in the fourth quarter of 2005 and there was no material impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. We adopted the consolidation requirements of this consensus in the third quarter of 2005 and such adoption did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the EITF issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This consensus requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This consensus was effective for all reporting periods beginning after June 29, 2005. We adopted EITF Issue No. 05-6 during the second quarter of 2005 and such adoption did not have a material impact on our financial position, results of operations or cash flows.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 3—Real Estate

The following table describes the properties that are consolidated in our financial statements as of December 31, 2005 and 2004, respectively (dollar amounts in thousands).

	2005			2004
	Number of Buildings	Historical Cost (1)	Percent of Total Cost	Number of Buildings	Historical Cost (1)	Percent of Total Cost
Target Markets:
Atlanta	48	$263,604	13.21%	18	$147,660	19.58%
Baltimore	10	97,422	4.88%	—	—	—
Charlotte	4	22,290	1.12%	—	—	—
Chicago	14	169,839	8.51%	1	11,370	1.51%
Cincinnati	18	132,591	6.65%	7	78,925	10.47%
Columbus	3	49,246	2.47%	—	—	—
Dallas	49	250,564	12.56%	18	93,033	12.34%
Denver	1	9,027	0.45%	1	8,949	1.19%
Harrisburg/Lehigh Valley	5	45,852	2.30%	—	—	—
Houston	33	129,280	6.48%	21	83,957	11.13%
Indianapolis	3	57,239	2.87%	1	15,139	2.01%
Los Angeles Basin	11	85,602	4.29%	4	32,744	4.34%
Louisville	2	18,350	0.92%	2	18,351	2.43%
Memphis	11	184,259	9.24%	3	39,559	5.25%
Miami	3	26,025	1.30%	—	—	—
Nashville	4	80,048	4.01%	3	59,340	7.87%
New Jersey	8	77,871	3.90%	—	—	—
Orlando	2	15,718	0.79%	2	15,687	2.08%
Phoenix	14	89,226	4.47%	13	79,195	10.50%
San Antonio	2	7,699	0.39%	2	7,725	1.02%
San Francisco Bay Area	5	36,337	1.82%	5	35,371	4.69%
Seattle	8	88,214	4.42%	—	—	—
Non-Target Market:
Boston	6	42,172	2.11%	5	27,059	3.59%

Total operating properties	264	1,978,475	99.16%	106	754,064	100.00%
Properties under development	1	8,401	0.42%	—	—	—
Land held for development	n/a	8,049	0.40%	n/a	—	—

Grand Total	265	$1,994,925	100.00%	106	$754,064	100.00%

(1)	Represents historical costs pursuant to U.S. generally accepted accounting principles (“GAAP”) as of the period indicated including acquisition fees paid to our advisor. Acquisition fees paid to our advisor totaled $11.1 million and $6.4 million in 2005 and 2004, respectively.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We account for the acquisition of properties in accordance with SFAS No. 141 which requires that the total cost of property acquisitions be allocated to identifiable tangible and intangible assets. The following table describes the allocation of our portfolio to these assets and liabilities, which includes costs capitalized subsequent to our acquisition of such properties, as of December 31, 2005 (dollar amounts are in thousands).

	2005 Acquisitions		2004 Acquisitions		2003 Acquisitions		Total
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Land	$197,203	16.4%	$102,675	17.0%	$17,380	11.2%	$317,258	16.2%
Land Improvements	75,872	6.3%	46,915	7.8%	7,121	4.6%	129,908	6.6%
Building	709,580	59.2%	350,610	58.1%	110,449	71.0%	1,170,639	59.9%
Tenant Improvements	125,681	10.5%	60,311	9.9%	7,978	5.1%	193,970	9.9%
Tenant Leasing Costs	1,911	0.2%	2,233	0.4%	753	0.5%	4,897	0.2%
Intangible Assets	86,961	7.2%	37,255	6.2%	11,017	7.1%	135,233	6.9%
Above Mkt. Rent	10,188	0.8%	7,704	1.3%	2,151	1.4%	20,043	1.0%
Below Mkt. Rent	(7,143)	(0.6)%	(4,456)	(0.7)%	(1,460)	(0.9)%	(13,059)	(0.7)%

Total	$1,200,253	100.0%	$603,247	100.0%	$155,389	100.0%	$1,958,889	100.0%

2005 Acquisition Activity

During the year ended December 31, 2005, we acquired 158 properties (104 of which were acquired in the Cabot merger discussed below) located in 18 different markets, including 17 of our target markets, for a total estimated cost of approximately $1.2 billion, including acquisition fees paid to our advisor. These properties were acquired using net proceeds from our public and private offerings, proceeds from our revolving credit facility and short-term, unsecured debt and the assumption of approximately $434.1 million in mortgage debt.

Merger with Cabot Industrial Value Fund, Inc. and Subsequent Acquisitions and Dispositions by Cabot Industrial Value Fund, LP

We entered into an agreement dated June 17, 2005 (the “Agreement”) with Cabot Industrial Value Fund, Inc. (“Cabot”), an unrelated, privately held third-party, to acquire by merger all of the outstanding shares of Cabot’s common stock. Cabot is structured as an UPREIT whereby it is the sole general partner of the Cabot Partnership (defined below), the subsidiary through which all of the Cabot properties are owned and operated. Our advisor and its affiliates subsequently acquired a less than 0.1% interest in Cabot in August 2005 (see Note 10—Minority Interest).

Pursuant to the Agreement, on July 21, 2005, we completed the merger and acquired all of Cabot’s common stock for approximately $312.6 million. However, after certain equity contributions and distributions, as of December 31, 2005, our investment was approximately $302.4 million. Through our ownership of Cabot, we acquired an approximate 87% interest in Cabot Industrial Value Fund, LP (the “Cabot Partnership”), which, as of December 31, 2005, owned a portfolio of 104 properties with a total historical cost of approximately $654.5 million which is located in 12 markets throughout the United States and had approximately $308.8 million of mortgage debt outstanding.

The remaining interest in the Cabot Partnership continues to be owned by Cabot Industrial Fund Manager, LLC, the previous general partner of the Cabot Partnership (the “Manager”), and other limited partners. At closing, we entered into an agreement whereby we have the option to acquire the remaining interests in the Cabot Partnership. Through this agreement, the remaining limited partners, including the Manager, have an initial

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

option to put the remaining interests to us beginning April 1, 2006 and ending July 1, 2006. In addition, we have an initial option to call the remaining interests beginning April 1, 2007 and ending July 1, 2007. Subsequent to these initial options, the limited partners and we will continue to have put and call options to purchase or sell the remaining interests and the price of such remaining interests would be based upon fair value.

On August 1, 2005, the Cabot Partnership, pursuant to a purchase and sale agreement dated August 27, 2004, completed the acquisition of a bulk distribution facility for total consideration of approximately $12.9 million. The facility is located in Kent, Washington, a sub-market of Seattle, and is comprised of 182,480 rentable square feet.

On August 15, 2005, the Cabot Partnership completed the disposition of the Helen Street property, a distribution center located in New Jersey. The purchase and sale agreement was entered into on July 8, 2005, between the Cabot Partnership and an unrelated third-party. The selling price of approximately $43.0 million was negotiated between the Cabot Partnership’s general partner at the time, and the third-party seller.

As of December 31, 2005, the Cabot Partnership portfolio was comprised of 104 operating industrial buildings located in 12 markets throughout the United States, representing 10.9 million rentable square feet. The following table provides additional information about the portfolio as of December 31, 2005:

Market	Buildings	Gross Leasable Area (in thousands)
Atlanta	29	1,457
Baltimore	3	432
Boston	1	165
Charlotte	3	346
Chicago	6	1,074
Cincinnati	11	1,497
Columbus	3	1,213
Dallas	29	2,249
Los Angeles	7	725
Miami	1	66
New Jersey	3	483
Seattle	8	1,199

Total	104	10,906

Other Notable Acquisitions

Memphis Portfolio—On December 23, 2004 we entered into a purchase agreement to acquire seven bulk distribution and warehouse facilities comprising approximately 3.6 million square feet located in Memphis, Tennessee. Beginning on February 2, 2005, and ending on May 13, 2005, we acquired the following seven distribution facilities in connection with our purchase agreement with Panattoni Development Company LLC, an unrelated third-party: the Technicolor II Distribution Facility, the Shelby 4, 5, 18 and 19 Distribution Facilities and the Eastpark I and II Distribution Facilities. We purchased these facilities for a total cost of approximately $132.8 million, which includes the acquisition fees paid to our advisor. In addition to using net proceeds from our public and private offerings, we assumed mortgage debt of approximately $30.6 million, which includes a premium of approximately $2.4 million, associated with the acquisition of these properties.

Baltimore-Washington Portfolio—On April 12, 2005, we purchased seven distribution facilities (the “Baltimore-Washington” portfolio) comprising 874,455 square feet located in Baltimore, Maryland. We

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

purchased the Baltimore-Washington portfolio for a total cost of approximately $45.6 million, including acquisition fees paid to our advisor. In addition to using net proceeds from our public and private offerings, we assumed mortgage debt of approximately $27.4 million, which includes a premium of approximately $1.8 million, associated with the acquisition of these properties.

Blackhawk Portfolio—On June 13, 2005, we purchased six distribution facilities (“Blackhawk”) comprising 1,378,660 square feet. Five of the six distribution facilities comprise 1,078,660 square feet and are located in Chicago, Illinois. The other distribution facility comprising 300,000 square feet is located in Memphis, Tennessee. We purchased Blackhawk for a total cost of approximately $59.5 million, including acquisition fees paid to our advisor. In addition to using net proceeds from out public and private offerings, we assumed mortgage debt of approximately $24.7 million, which includes a premium of approximately $503,000 associated with the acquisition of these properties.

Joint Ventures and Development Projects

The following table describes our joint ventures and development projects as of December 31, 2005 (dollar amounts are in thousands):

Project	Location	Number of Buildings	Square Feet	Investment as of December 31, 2005
Development Projects:
SouthCreek IV Distribution Facility (1)	Atlanta	1	556,800	$5,937
Veterans Parkway (2)	Chicago	1	189,135	8,401
Forward Purchase Commitments:
Buford Distribution Center (3)	Atlanta	2	677,667	—
Deltapoint Park (3)	Memphis	1	885,000	—
Corporate Loans:
Plainfield (4)	Plainfield,	2	1,033,566	4,290
Riverside (4)	Los Angeles	1	953,132	1,431
Goodson (4)	Atlanta	1	744,000	3,940

Total		9	5,039,300	$23,999

(1)	This project is held by a joint venture with an unaffiliated third-party. Our investment in this project is included in investments in and advances to unconsolidated investees on the accompanying consolidated balance sheet for the year ended December 31, 2005.
(2)	This project is held by a joint venture with an unaffiliated third-party. Our investment in this project is included in land and construction in progress on the accompanying consolidated balance sheet for the year ended December 31, 2005. In addition, this joint venture holds approximately $2.1 million of land held for development.
(3)	For a description of this forward purchase commitment, see Note 15—Commitments and Contingencies.
(4)	These loans were used to fund development projects. Pursuant to a strategic relationship we entered into with a third-party developer, we have committed, but have no legal obligation, to fund up to $15 million into various development projects including the Plainfield, Riverside and Goodson development projects. The principal balance of these loans is recorded as notes receivable on the accompanying consolidated balance sheets.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 4—Leasing Activity

Future minimum base rental payments due to the Company under non-cancelable operating leases in effect as of December 31, 2005, were as follows (dollar amounts are in thousands):

Year ending December 31,	Amount
2006	$136,679
2007	124,179
2008	105,336
2009	83,506
2010	68,123
Thereafter	173,761

Total	$691,584

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements. This schedule includes payments to be received under master lease agreements; however the receipt of these payments will be recorded as an adjustment to the basis of the property rather than rental revenue.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 5—Debt

Our debt consisted of the following as of December 31, 2005 and 2004 (dollar amounts are in thousands):

	Assumption/ Issuance Date	Stated Interest Rate	Adjusted Interest Rate (6)	Maturity Date	Outstanding Balance as of December 31,
					2005	2004
Secured Mortgage Debt:
New York Life	December 2003	5.00%	5.00%	March 2011	$39,328	$39,953
ING Investment Management (1)	December 2004	5.31%	5.34%	January 2015	54,994	55,000
ING Investment Management (1)	January 2005	4.40%	5.42%	January 2010	56,997	—
ING Investment Management	September 2005	4.97%	4.97%	October 2013	3,926	—
Assumed Secured Mortgage Debt (2):
Principal	June 2004	7.08%	4.81%	July 2008	16,711	17,174
Principal	June 2004	7.21%	4.81%	July 2008	11,371	11,570
Prudential	June 2004	6.40%	6.09%	November 2012	12,688	12,700
Principal	November 2004	6.22%	4.18%	September 2012	3,760	3,839
Legacy	February 2005	7.40%	5.21%	December 2017	1,426	—
Prudential	March 2005	5.69%	5.22%	December 2013	8,050	—
State Farm	March 2005	6.72%	5.62%	November 2022	12,413	—
Column Financial, Inc.	April 2005	6.30%	5.18%	September 2012	27,146	—
John Hancock	April 2005	6.91%	5.25%	September 2013	6,200	—
TIAA	May 2005	8.50%	4.71%	October 2008	8,072	—
Fortis Benefits Insurance Co.	May 2005	7.25%	4.70%	July 2008	2,496	—
ING Investment Management	June 2005	4.89%	4.73%	February 2008	19,998	—
Mass Mutual	June 2005	6.79%	4.91%	July 2011	4,689	—
Key Bank	July 2005	6.44%	4.72%	October 2012	7,176	—
Key Bank	July 2005	6.84%	4.72%	September 2012	8,314	—
Transamerica	July 2005	6.97%	4.75%	June 2013	11,388	—
Bear, Stearns Funding, Inc.	December 2005	7.22%	5.16%	March 2008	6,470	—
Assumed Secured Mortgage Debt of Consolidated Investments:
Nationwide	July 2005	5.06%	5.06%	January 2011	57,494	—
Nationwide	July 2005	4.72%	4.72%	April 2011	50,150	—
Jackson	July 2005	5.16%	5.16%	July 2012	62,740	—
Jackson	July 2005	4.91%	4.91%	April 2012	62,600	—
New York Life	July 2005	4.79%	4.79%	October 2011	50,549	—
New York Life	July 2005	4.90%	4.90%	October 2011	25,237	—

Weighted Avg./Totals (3)		5.36%			$632,383	$140,236
Premiums, Net of Amortization (2)					9,859	2,519

Carrying Value of Debt			5.05%		$642,242	$142,755

Senior Unsecured Revolving Credit Facility JP Morgan	December 2005	(4)	n/a	December 2008	$—	$—

Senior Secured Revolving Credit Facility JP Morgan	October 2003	(5)	7.25%	December 2008	$16	$4

(1)	We assigned certain treasury lock hedging transactions to these notes. Pursuant to SFAS No. 133 (see Note 2—Summary of Significant Accounting Policies), the assigned value of these hedging instruments is being amortized to interest expense over the life of the assigned notes.
(2)	These mortgages were assumed in connection with the acquisition of properties and, pursuant to SFAS No. 141 (see Note 2—Summary of Significant Accounting Policies), the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the notes.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(3)	Weighted-average interest rates are based upon outstanding balances as of December 31, 2005.
(4)	Our senior unsecured revolving credit facility bears interest at either prime (7.25% at December 31, 2005) or, at our election, LIBOR plus 0.875% to 1.375%, depending upon our consolidated leverage, and has a current capacity of $250 million.
(5)	Our senior secured revolving credit facility bears interest at either prime (7.25 % at December 31, 2005) or, at our election, LIBOR plus 1.25% to 1.750%, depending upon our consolidated leverage, and has a current capacity of $40 million.
(6)	Reflects the impact to interest rates of GAAP adjustments for purchase price allocation and hedging transactions. These rates do not reflect the impact of other interest expense items such as fees and the amortization of loan costs.

Lines of Credit—In December 2005, we amended our existing $225 million senior secured revolving credit facility such that it is now a $250 million unsecured facility with a syndicated group of banks led by JP Morgan Securities. The facility matures in December 2008 and has provisions to increase its total capacity to $400 million. At our election, the facility bears interest either at LIBOR plus 0.875% to 1.375%, depending upon our consolidated leverage, or at prime and is subject to an annual 0.25% facility fee. The facility contains various covenants including financial covenants with respect to consolidated leverage, net worth, unencumbered assets, interest and fixed charge coverage and secured debt to secured asset value. As of December 31, 2005, we were in compliance with all these financial covenants. As of December 31, 2005, there was no outstanding balance on this facility.

Contemporaneously with the amendment of our secured credit facility, we entered into a $40 million senior secured revolving credit facility with a separate syndicated bank group led by JP Morgan Securities pursuant to which the bank group has agreed to advance funds to our partnership and third-party investors in our partnership’s private placement using undivided tenancy-in-common interests in our buildings as collateral. The facility matures in December 2008 and has provisions to increase its total capacity to $80 million. At our election, the facility bears interest either at LIBOR plus 1.25% to 1.75%, depending upon our consolidated leverage, or at prime and is subject to an unused facility fee. The facility contains various covenants including financial covenants with respect to consolidated leverage, net worth, interest and fixed charge coverage and secured debt to secured asset value. As of December 31, 2005, we were in compliance with all these financial covenants. According to the terms of the facility, in addition to our borrowings, any loans made to third-party investors in our partnership’s private placement reduce the total capacity available from the facility. As of December 31, 2005, approximately $14.1 million of loans had been advanced to such third parties and we had an outstanding balance of $16,000.

Debt Issuances—In September 2005, we issued $3.9 million of secured, non-recourse debt with a fixed interest rate of 4.97% which matures in October 2013. The underlying note requires interest only payments until April 1, 2007 at which time monthly payments of principal and interest are required. In January 2005, we issued $57.0 million of secured, non-recourse debt with a stated fixed interest rate of 4.40% which matures in 2010. The underlying notes required monthly payments of interest only until January 1, 2006 at which time monthly payments of principal and interest are required. In December 2004, we issued $55.0 million of secured, non-recourse debt. The debt has a stated fixed interest rate of 5.31% and matures in 2015 and, prior to December 31, 2005, the underlying notes required monthly payments of interest only and thereafter monthly payments of principal and interest are required.

Debt Assumptions—During the year ended December 31, 2005, we assumed nineteen secured, non-recourse notes, totaling $434.1 million, excluding premiums, in conjunction with the acquisition of certain properties (see Note 3—Real Estate). These assumed notes bear interest at fixed and variable rates ranging from 4.72% to 8.50% and require monthly payments of either interest, or principal and interest. The maturity dates of such assumed notes range from February 2008 to November 2022. We assumed six of these notes totaling $308.8 million in connection with our merger with Cabot on July 21, 2005. Pursuant to SFAS No. 141, the difference between the

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $8.7 million, which is amortized to interest expense over the remaining life of the underlying notes.

During the year ended December 31, 2004, we assumed five secured, non-recourse notes totaling $45.6 million, in conjunction with the acquisition of five properties with stated interest rates ranging from 6.22% to 7.21%. All of these notes bear interest at a fixed rate and require monthly payments of principal and interest. They have maturity dates ranging from 2007 to 2012. Pursuant to SFAS No. 141, the difference between the fair value and face value of these notes at the date of acquisition resulted in a premium of approximately $2.9 million, which is amortized to interest expense over the remaining life of the underlying notes.

During the years ended December 31, 2005, 2004 and 2003, we incurred interest expense of approximately $28.7 million, 6.0 million and $385,000, respectively. We capitalized approximately $729,000 of interest in 2005 associated with certain development activities and did not capitalize any interest in 2004 or 2003. As of December 31, 2005, the total historical cost of our properties was approximately $2.0 billion and the total historical cost of properties securing our fixed rate mortgage debt was approximately $1.2 billion. Our debt has various financial covenants and we were in compliance with all of these covenants at December 31, 2005.

As of December 31, 2005, the scheduled maturities of our debt, excluding unamortized premiums, were as follows (amounts are in thousands):

Year	Fixed Rate Mortgage Debt	Senior Secured Revolving Credit Facility	Total
2006	$6,462	$—	$6,462
2007	7,112	—	7,112
2008	69,240	16	69,256
2009	6,711	—	6,711
2010	57,224	—	57,224
2011	228,385	—	228,385
2012	182,658	—	182,658
2013	21,130	—	21,130
2014	2,486	—	2,486
2015	43,860	—	43,860
Thereafter	7,115	—	7,115

Total	$632,383	$16	$632,399

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 6—Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2005 and 2004, the fair values of cash and cash equivalents, restricted cash held in escrow, notes receivable, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, these estimates are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments:

	Balances at December 31, 2005		Balances at December 31, 2004
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Borrowings:
Senior, secured revolving credit facility	$16	$16	$4	$4
Secured mortgage debt	$642,242	$627,288	$142,755	$142,967
Interest rate contracts:
Treasury Locks	$—	$—	$(1,539)	$(1,539)

Hedging Activities

We enter into forward treasury locks in anticipation of issuing future fixed rate debt to fund future property acquisitions. We enter into such treasury locks to hedge our exposure to interest rate variability and mitigate our exposure to the risk of increases in future payments of interest for anticipated fixed rate debt issuances over a maximum period of 12 months (excluding forecasted transactions related to the payment of variable interest on our existing senior revolving credit facility). As required by SFAS No. 133, we record all derivatives on our consolidated balance sheets at fair value until settled. These forward treasury lock hedges have been designated as cash flow hedges for accounting purposes.

As of December 31, 2005, we had entered into a total of eight cash flow hedging transactions and all of these hedges have been settled for cash. Two of the settled hedges have been attributed to fixed rate debt and the balances of such hedges are being amortized to interest expense over the life of the assigned debt and the fair value of the other six settled hedges are recorded in other comprehensive loss until the anticipated future fixed rate debt is issued, at which time such values will be amortized over the life of the debt to interest expense.

As a result of ineffectiveness primarily due to changes in our estimated debt issuance dates, during the years ended December 31, 2005 and 2004, we recorded a gain of approximately $108,000 and $545,000, respectively, and did not record a gain or loss in 2003. Amounts reported in accumulated other comprehensive loss related to cash flow hedges will be amortized to interest expense as payments are made on our anticipated future debt issuance. During the next 12 months, we estimate that approximately $644,000 will be amortized from other comprehensive loss to interest expense resulting in an increase in our interest expense.

Note 7—Public Offerings

On April 15, 2002, we filed an S-11 registration statement with the Securities and Exchange Commission covering our first public offering of our common stock. The registration statement was declared effective by the SEC on July 17, 2002 and we received approval of our offering in all 50 states in December 2002. The common

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

stock was being offered at a price of $10 per share on a 200,000 share minimum, 25,000,000 share maximum, best-efforts basis. The registration statement also covered up to 4,000,000 shares available pursuant to our distribution reinvestment plan and up to 1,000,000 shares issuable upon the exercise of warrants issued to the Dealer Manager for a price of $.001 per share for every 25 shares sold. Until we received subscriptions covering at least 200,000 shares from at least 100 non-affiliated investors, offering proceeds were required to be held in escrow. The escrow conditions were satisfied on February 10, 2003, at which time 226,567 shares of common stock were issued to investors. In April of 2004, we completed our first public offering and sold approximately 25.5 million shares of our common stock for gross proceeds of approximately $254.4 million.

Our second offering began immediately following the completion of our initial offering. The second registration statement was filed on February 27, 2004, and was declared effective by the SEC on April 16, 2004. The registration statement registered common stock at a price of $10 per share for a maximum of 30,000,000 shares. The registration statement also covered up to 10,000,000 shares available pursuant to our distribution reinvestment plan as well as up to 1,200,000 shares issuable upon the exercise of warrants sold to the Dealer Manager for a price of $.001 per share for every 25 shares sold. In October of 2004, we completed our second public offering and sold approximately 30.4 million shares of our common stock for gross proceeds of approximately $302.8 million

Our third offering began immediately following the completion of our second public offering. The third registration statement was filed on June 28, 2004, and was declared effective by the SEC on October 18, 2004. The third registration statement registered common stock at a price of $10.50 per share for a maximum of 40,000,000 shares. The registration statement also covered up to 13,000,000 shares available pursuant to our distribution reinvestment plan. In June of 2005, we concluded our third public offering and sold approximately 40.7 million shares of our common stock for gross proceeds of approximately $424.7 million.

Our fourth offering began immediately following our third public offering. The fourth registration statement was filed on January 24, 2005 and was declared effective by the SEC on June 9, 2005. The registration statement covers a maximum of $1,000,000,000 in shares of our common stock to be sold, including proceeds from our distribution reinvestment plan. The registration statement offers up to 72,770,273 shares at a price of $10.50 per share and up to 23,650,339 shares to participants in our distribution reinvestment plan. As of December 31, 2005, we had sold approximately 37.8 million shares for gross proceeds of approximately $393.0 million in connection with our fourth public offering.

At the end of business on Monday, January 23, 2006, we closed the primary offering component of our fourth offering. Although we have closed the primary offering component of our public offering, we will continue to offer shares through our distribution reinvestment plan.

As of December 31, 2005, 133,206,784 shares of common stock were issued and outstanding. The net proceeds from the sale of these securities were transferred to our partnership on a one-for-one basis for limited partnership units.

Note 8—Our Partnership’s Private Placement

Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to accredited investors will be 100% leased by our partnership, and such leases will contain

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

purchase options whereby our partnership will have the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code.

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

During the years ended December 31, 2005, 2004 and 2003, we raised $145.3 million, $29.9 million and $2.7 million, respectively, from the sale of undivided tenancy-in-common interests in 27 buildings, which is included in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98 “Accounting for Leases” (“SFAS No. 98”). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreements are recognized as interest expense using the interest method. In addition, the lease agreements each provide for a purchase option whereby our partnership may purchase each undivided tenancy-in-common interest after a certain period of time in exchange for limited partnership units.

During the years ended December 31, 2005, 2004 and 2003, we incurred approximately $3.9 million, $750,000 and $15,000, respectively, of rental expense under various lease agreements with these third-party investors. A portion of such amounts were accounted for as a reduction of the principal outstanding balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying consolidated financial statements. The various lease agreements in place as of December 31, 2005, contain expiration dates ranging from November 2013 to December 2025. The following table sets forth the five year, future minimum rental payments due to third parties under the various lease agreements (amounts are in thousands):

Year Ended December 31,	Future Minimum Rental Payments
2006	$12,148
2007	17,696
2008	19,114
2009	18,336
2010	17,629
Thereafter	113,698

Total	$198,621

During the years ended December 31, 2005, 2004 and 2003, our partnership incurred upfront costs of approximately $11.6 million, $2.6 million and $0.2 million payable to our advisor and other affiliates for affecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the consolidated balance sheets and amortized to interest expense over the life of the financing

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

obligation. If our partnership elects to exercise any purchase option as described above and issue limited partnership units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against shareholders’ equity as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98.

During the year ended December 31, 2005, our partnership exercised purchase options to buy certain tenancy-in-common interests it had previously sold in three different properties. The following table reflects certain details regarding these transactions:

Exercise Date	Property	Location	Limited Partnership Units Issued (1)	Total Value (in thousands)
04/08/2005	Chickasaw A	Memphis	424,352	$4,456
10/27/2005	Chickasaw H	Memphis	570,950	5,995
12/29/2005	Newpoint I	Atlanta	751,751	7,893

Total			1,747,053	$18,344

(1)	Holders of limited partnership units will have substantially the same economic interest as our common shareholders (see Note 10—Minority Interest).

Note 9—Shareholders’ Equity

Preferred Shares

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred shareholders shall never exceed the voting rights of common shareholders. As of December 31, 2005, 2004 and 2003, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2005, 2004 and 2003, we had no outstanding shares-in-trust.

Common Shares

The holders of our common stock are entitled to one vote per share on all matters voted on by shareholders, including election of our directors. Our articles of incorporation do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding common shares can elect the entire board of directors. Subject to any preferential rights of any outstanding series of our preferred stock and to the distribution of specified amounts upon liquidation with respect to shares-in-trust, the holders of our common stock are entitled to such distributions as may be declared from time to time by our board of directors out of legally available funds and, upon liquidation, are entitled to receive all assets available for distribution to shareholders. All shares issued in our public offerings are fully paid and non-assessable shares of common stock. Holders of our common stock will not have preemptive rights. As of December 31, 2005, 2004 and 2003, we had 133,206,784, 67,719,883, and 12,470,400 shares of common stock outstanding, respectively.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 10—Minority Interest

Minority interest consists of the following as of December 31, 2005 and 2004 (dollar amounts are in thousands):

	2005	2004
Limited partnership units:
Net investment	$16,366	$—
Distributions	(303)	—
Share of net loss	(49)	—

Sub-total	16,014	—
Cabot limited partnership units:
Net investment	40,314	—
Distributions	(338)
Share of net loss	(477)	—

Sub-total	39,499	—
Cabot non-voting common stock:
Net investment	63	—

Sub-total	63	—
Limited partnership Special Units	1	1

Total	$55,577	$1

Limited Partnership Units

At December 31, 2005, we owned approximately 99% of our partnership and the remaining approximate 1% interest in our partnership was owned by unaffiliated third-party investors and our advisor. After a period of one year, limited partnership units are redeemable at the option of the unit holder. We have the option of redeeming the limited partnership units with cash or with shares of common stock. At inception (April 12, 2002), our partnership issued 20,000 limited partnership units to our advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our partnership. In addition, as of December 31, 2005, we had issued approximately 1.7 million limited partnership units to non-affiliated limited partners in connection with our partnership’s private placement (see Note 8—Our Partnership’s Private Placement). During the years ended December 31, 2004 and 2003, there was no minority interest reflected on our consolidated financial statements associated with these limited partnership units as the carrying amount of such minority interest had been reduced to zero due to the allocation of our net loss of approximately $213,000 during the year ended December 31, 2002.

Cabot Limited Partnership Units

Pursuant to the Cabot merger (see Note 3—Real Estate), the unaffiliated third-party investors that were limited partners in the Cabot Partnership prior to the Cabot merger remained limited partners after the merger. As of December 31, 2005, the limited partners owned approximately 13% of the Cabot Partnership. On July 21, 2005, we entered into a Put/Call Agreement whereby we have the option to acquire the limited partners’ remaining 13% interest in the Cabot Partnership. Through this agreement, the remaining limited partners have an initial option to put the remaining interests to us beginning April 1, 2006 and ending July 1, 2006 and we have an initial option to call the remaining interests beginning April 1, 2007 and ending July 1, 2007. Subsequent to these initial options, the limited partners and we will continue to have put and call options to purchase or sell the

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

remaining interests and the price of such remaining interests would be based upon the fair value of such interests at the time the options are exercised. Income and losses of the Cabot Partnership are allocated pro rata based on the partners’ ownership interests.

Cabot Non-Voting Common Stock

In August 2005, our advisor and its affiliates acquired 126 shares of Cabot’s non-voting common stock for a purchase price of $500 each or $63,000 in the aggregate. Our advisor purchased these shares on behalf of its employees and other affiliates and the proceeds from the sale of these non-voting common shares were used to invest in the Cabot Partnership. Collectively, as of December 31, 2005, these non-voting shares of common stock represent less than a 0.1% ownership of Cabot and the holders of these shares will participate in the distributions of Cabot, which are based on the performance of the Cabot portfolio of properties, in proportion to their respective ownership percentages.

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

Note 11—Stock Option Plans and Warrant Purchase Agreements

Stock Option Plans

We have adopted an independent director stock option plan which we use in an effort to attract and retain qualified independent directors (the “Independent Director Option Plan”). We granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan upon the sale of 200,000 shares in our initial public offering. In addition, we have issued options to purchase 5,000 shares to each independent director then in office on the date of each annual shareholder’s meeting. A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan. Options may not be granted under the Independent Director Option Plan at any time when the grant would cause the total number of options outstanding under the Independent Director Option Plan and the Employee Option Plan (defined below) to exceed 10% of our issued and outstanding shares. The exercise price for options to be issued under the Independent Director Option Plan shall be the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. As of December 31, 2005 and 2004, we had 60,000 options outstanding under the Independent Director Option Plan and, as of December 31, 2003, we had 40,000 options outstanding.

These options were valued using the Black-Scholes option-pricing model (“Black Scholes”) with the following assumptions: 2005—expected dividend yield of 6.10%, risk-free interest rate of 4.190%, volatility factor of 20.01% and an expected life of 10 years; 2004—expected dividend yield of 6.40%, risk-free interest rate of 2.74%, volatility factor of 21.23% and an expected life of 10 years; 2003—expected dividend yield of 6.25%, risk free interest rate of 2.740%, volatility factor of 17.93%, and an expected life of 10 years. The value of options granted under the Independent Director Option Plan on the date of grant during 2005, 2004 and 2003 was approximately $16,000, $11,000 and $15,000. As of December 31, 2005, approximately 18,000 of these options were exercisable, and no options granted under the Independent Director Option Plan had been exercised.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On July 19, 2005 and on January 6, 2006, respectively, we received and accepted the resignations of two independent directors of our board of directors. In connection with such resignations, the directors forfeited all 20,000 options that they had previously been awarded, effective 30 days from their resignation.

We have adopted an employee stock option plan (the “Employee Option Plan”). The Employee Option Plan is designed to enable us, our advisor and its affiliates to obtain or retain the services of employees (not to include any person who is an affiliate of ours as defined in the plan) considered essential to the our long-term success and the success of our advisor and its affiliates by offering such employees an opportunity to participate in our growth through ownership of the our shares. The Employee Option Plan will be administered by our compensation committee, which is authorized to grant “non-qualified” stock options (the “Employee Options”) to selected employees of our advisor and its affiliates. Employee Options may not be granted under the Employee Option Plan at any time when the grant would cause the total number of options outstanding under the Employee Option Plan and the Independent Director Option Plan to exceed 10% of the our issued and outstanding shares. The exercise price for the Employee Options shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option is granted. A total of 750,000 shares are authorized and reserved for issuance under the Employee Option Plan. The term of such employee options has been set by our compensation committee and shall not exceed the earlier of ten years from the date of grant or five years from the date of a listing of our common stock. Our compensation committee has set the period during which the right to exercise an Employee Option fully vests to three years from the date of grant. No Employee Option may be issued or exercised, however, if such issuance or exercise would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under the our articles of incorporation. In addition, no Employee Option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution. As of December 31, 2005 and 2004, there were 107,500 options outstanding under the Employee Option Plan with a weighted average exercise price of $11.00. There were no options outstanding under the Employee Option Plan during 2003.

These options were valued using Black-Scholes with the following assumptions: expected dividend yield of 6.10%, risk-free interest rate of 2.74%, volatility factor of 19.42% and an expected life of 10 years. The value of options granted under the Employee Option Plan on the date of grant during 2004 was approximately $61,000. As of December 31, 2005, approximately 35,800 of these options were exercisable and no options granted under the Employee Option Plan had been exercised or forfeited.

Options granted under both the Independent Director Option Plan and the Employee Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the years ended December 31, 2005, 2004 and 2003, we incurred $29,167, $5,892 and $2,781 of such expense which is included in general and administrative expense on the accompanying consolidated statements of operations.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table describes all options issued and outstanding as of December 31, 2005, 2004 and 2003, as well as the option grants, exercises and expirations that occurred during 2005 and 2004.

	Independent Director Options	Employee Options
Issued and Outstanding at 12/31/03	40,000	—
Grants	20,000	107,500
Exercises	—	—
Expirations	—	—

Issued and Outstanding at 12/31/04	60,000	107,500
Grants	20,000	—
Exercises	—	—
Expirations	(20,000)	—

Issued and Outstanding at 12/31/05	60,000	107,500

Warrant Purchase Agreements

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold (see Note 13—Related Party Transactions). These warrants, as well as the shares issuable upon their exercise, were registered in connection with our first and second public offerings (see Note 7—Public Offerings). In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to the Dealer Manager representing all of the warrants the Dealer Manager earned in connection with both of the aforementioned offerings. Pursuant to SFAS No. 123, we valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. The Dealer Manager may retain or re-allow these warrants to broker-dealers participating in the offering, unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. The holder of a soliciting dealer warrant is entitled to purchase one share of common stock from us at a price of $12 per share beginning on the first anniversary of the effective date of the offering in which such warrants are issued and ending five years after the effective date of such offering. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the relevant public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 12—Distributions

Our board of directors declares the following quarter’s annualized distribution before the first day of the quarter. We calculate our distributions based upon daily record and distribution declaration dates so investors will be eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing limited partnership units of our partnership. We accrue and pay distributions on a quarterly basis. The following table sets forth the distributions that have been paid and/or declared to date by our board of directors.

Quarter	Amount Declared per Share/Unit (1)	Annualized Amount Per Share/Unit (1)	Date Paid
2nd Quarter—2003	$0.1558	$0.625	July 15, 2003
3rd Quarter—2003	$0.1575	$0.625	October 15, 2003
4th Quarter—2003	$0.1575	$0.625	January 15, 2004
1st Quarter—2004	$0.1591	$0.640	April 15, 2004
2nd Quarter—2004	$0.1591	$0.640	July 15, 2004
3rd Quarter—2004	$0.1609	$0.640	October 15, 2004
4th Quarter—2004	$0.1609	$0.640	January 18, 2005
1st Quarter—2005	$0.1578	$0.640	April 15, 2005
2nd Quarter—2005	$0.1596	$0.640	July 15, 2005
3rd Quarter—2005	$0.1613	$0.640	October 17, 2005
4th Quarter—2005	$0.1613	$0.640	January 17, 2006
1st Quarter—2006	$0.1578	$0.640	April 17, 2006	(2)

(1)	Assumes share or unit was owned for the entire quarter.
(2)	Anticipated payment date.

Our distributions to shareholders are characterized for federal income tax purposes as ordinary income or a non-taxable return of capital. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholders’ basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s common shares. We notify shareholders of the taxability of distributions paid during the preceding year on an annual basis. The following summarizes the taxability of distributions on common shares for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
Per Common Share:	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary Income	$0.408	63.80%	$0.378	59.10%	$0.249	39.80%
Return of Capital	0.232	36.20%	0.262	40.90%	0.376	60.20%

Total	$0.640	100.00%	$0.640	100.00%	$0.625	100.00%

Note 13—Related Party Transactions

Our Advisor

Our day-to-day activities are managed by our advisor, an affiliate, under the terms and conditions of an advisory agreement. Our advisor is considered a related party as certain indirect owners and employees of our advisor serve as our executives. The responsibilities of our advisor include the selection of our investment properties, the negotiations for these investments and the property management and leasing of these properties.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We have entered into an advisory agreement with our advisor pursuant to which we pay certain acquisition and asset management fees to our advisor. The amount of such acquisition fees was previously equal to 3% of the aggregate purchase price of all properties we acquired up to a cumulative purchase price of $170 million. In March 2004, we reached the cumulative threshold of $170 million in properties and all subsequent acquisitions have been and will continue to be subject to a reduced acquisition fee of 1.0%. During the years ended December 31, 2005, 2004 and 2003, our advisor earned approximately $11.1 million, $6.4 million and $4.4 million, respectively, for acquisition fees which are accounted for as part of the historical cost of the acquired properties.

We pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we own in excess of $170 million. During the years ended December 31, 2005 and 2004, we incurred asset management fees of $8.9 million and $1.5 million, respectively. No asset management fees were paid in 2003 as we had not exceeded the aforementioned threshold of $170 million.

Pursuant to the advisory agreement, our advisor is obligated to advance all of our offering costs subject to its right to be reimbursed for such costs by us in an amount up to 2% of the aggregate gross offering proceeds raised in our public offerings of common stock. Such offering costs include, but are not limited to, actual legal, accounting, printing and other expenses attributable to preparing the SEC registration statements, qualification of the shares for sale in the states and filing fees incurred by our advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee.

During the years ended December 31, 2005, 2004 and 2003, as well as from the period of our inception (April 12, 2002) to December 31, 2002, our advisor incurred approximately $8.6 million, $8.3 million, $7.7 million and $3.4 million, respectively, of offering costs. During the years ended December 31, 2005, 2004 and 2003, we reimbursed our advisor approximately $13.3 million, $10.9 million and $3.3 million, respectively, for such costs. These costs are reflected in equity as offering costs when such reimbursement obligations are incurred. As of December 31, 2005, the un-reimbursed amount of offering costs incurred by our advisor, since inception (April 12, 2002), was approximately $451,000. As described in Note 7—Public Offerings, we closed the primary offering component of our fourth public offering on January 23, 2006 and we may fully reimburse our advisor for all remaining un-reimbursed offering costs.

Our advisor is obligated to pay all of the offering and marketing related costs associated with our partnership’s private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through our partnership’s private placement. During the years ended December 31, 2005, 2004 and 2003, our partnership incurred approximately $2.3 million, $521,000 and $54,000, respectively, payable to our advisor for such expense allowance.

In accordance with the advisory agreement we are obligated, subject to certain limitations, to reimburse our advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the years ended December 31, 2005, 2004 and 2003, we have reimbursed approximately $511,000, $327,000 and $96,000, respectively, for such costs.

As of December 31, 2005 and 2004, we owed our advisor approximately $624,000 and $576,000 respectively, for various fees and reimbursements as described above which is included in other liabilities on the accompanying consolidated balance sheets.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Dealer Manager

Our public and private offerings are managed by the Dealer Manager under the terms of certain dealer manager agreements. Our Dealer Manager is considered a related party as certain indirect owners and employees of the Dealer Manager serve as our executives.

We have entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. As of December 31, 2005, all sales commissions had been re-allowed to participating broker-dealers. For the years ended December 31, 2005, 2004 and 2003, we incurred approximately $49.9 million, $42.5 million and $11.2 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets.

We have also entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our partnership’s private placement. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our partnership’s private placement. As of December 31, 2005, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. For the years ended December 31, 2005, 2004 and 2003, we incurred up front fees of approximately $7.6 million, $1.7 million and $175,000, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are included in deferred loan costs on the accompanying consolidated balance sheets.

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to the Dealer Manager representing all of the warrants the Dealer Manager earned in connection with our first and second public offerings. Pursuant to SFAS No. 123, we valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. No warrants were offered in our third or fourth public offering. During the year ended December 31, 2005, the Dealer Manager did not earn any soliciting dealer warrants as all shares sold during such period were in connection with our third and fourth public offerings (see Note 7—Public Offerings).

As of December 31, 2005 and 2004, we owed the Dealer Manager approximately $1.4 million and $828,000, respectively, in relation to the fees described above which is included in other liabilities on the accompanying consolidated balance sheets.

The Facilitator

The Facilitator is responsible for the facilitation of transactions associated with our partnership’s private placement. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with our partnership’s private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through our partnership’s private placement for transaction facilitation. For the years ended December 31, 2005, 2004 and 2003, we incurred approximately $1.8 million, $379,000 and $41,000, respectively, payable to the Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation (see Note 8—Our Partnership’s Private Placement).

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 14—Income Taxes

During 2005, we operated and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2003. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Internal Revenue Code, to our shareholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying consolidated financial statements.

Note 15—Commitments and Contingencies

Forward Purchase Commitments

Deltapoint—On March 28, 2005, a wholly-owned subsidiary of our partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unaffiliated third-party, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC (“Deltapoint”), a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to the operating agreement of Deltapoint, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the distribution facility from Deltapoint upon completion which can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs.

Buford Distribution Center—In October 2004, we entered into a forward purchase commitment with Wachovia Bank National Association (“Wachovia”) in connection with our commitment to acquire two buildings, referred to as the Buford Distribution Center, totaling 677,667 square feet from an unrelated third-party developer. We have entered into a binding agreement with Wachovia, the construction lender, to purchase the buildings at a price of up to $29.0 million and thereby retire the related construction financing. Our obligation to acquire the buildings from the third-party developer upon completion can be satisfied under a variety of scenarios, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs. We anticipate acquiring this property in March 2006 for approximately $20 million using our remaining net proceeds from our fourth public offering, capital from our co-investment partners and debt.

Note 16—Subsequent Events

Closing of Our Fourth Public Offering

At the close of business on January 23, 2006, we closed the primary offering component of our fourth public offering of common stock. Although we closed the aforementioned primary offering for the foreseeable future, we have retained the right to recommence the primary offering at any time during the effectiveness of our offering. In addition, we will continue to offer shares of our common stock through our distribution reinvestment plan.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Contribution of Properties to Institutional Fund

On February 21, 2006, we entered into a joint venture agreement with affiliates of Boubyan Bank of Kuwait whereby we contributed six properties with an approximate value of $123 million to an institutional fund. We retained a 20% equity interest in the venture and our partner retained the other 80% equity interest. The fund’s day-to-day business affairs are managed by us and all major decisions are determined by both members. In connection with this transaction, we also issued approximately $95.5 million of secured non-recourse debt with a stated interest rate of 5.53% maturing in March 2012. Pursuant to our joint venture agreement, we act as asset manager for the joint venture and we will earn certain asset management fees related to the properties we manage.

Note 17—Quarterly Results (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2005 (amounts in thousands except per share information):

	For the Quarter Ended				For the Year Ended December 31, 2005
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Rental revenue	$19,548	$23,498	$36,533	$42,219	$121,798
Other income	664	3,856	311	1,295	6,126

Total revenue	20,212	27,354	36,844	43,514	127,924
Rental expense	2,383	2,467	3,892	4,713	13,455
Real estate taxes	2,435	2,892	4,644	5,344	15,315
Depreciation and amortization	12,350	14,192	21,178	23,303	71,023
Interest expense	3,718	4,827	9,813	10,354	28,712
General and administrative expense	728	701	865	710	3,004
Asset management fees, related party	1,179	1,524	2,937	3,261	8,901

Net income (loss) before minority interest	(2,581)	751	(6,485)	(4,171)	(12,486)
Minority interest	—	3	(287)	(242)	(526)
Net income (loss)	$(2,581)	$748	$(6,198)	$(3,929)	$(11,960)

Earnings (loss) per common share:
Basic and diluted	$(0.03)	$0.01	$(0.06)	$(0.03)	$(0.12)

Basic common shares outstanding	74,401	88,066	104,224	121,097	97,333

Diluted common shares outstanding	74,421	88,473	104,668	121,975	97,774

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2004 (amounts in thousands except per share information):

	For the Quarter Ended				For the Year Ended December 31, 2004
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Rental revenue	$3,582	$5,506	$8,935	$16,654	$34,677
Other income	13	228	933	247	1,421

Total revenue	3,595	5,734	9,868	16,901	36,098
Rental expense	401	490	850	1,634	3,375
Real estate taxes	397	626	950	1,857	3,830
Depreciation and amortization	1,646	2,765	4,888	9,974	19,273
Interest expense	651	894	1,650	2,783	5,978
General and administrative expense	328	311	1,026	707	2,372
Asset management fees, related party	—	145	398	982	1,525

Net income (loss)	$172	$503	$106	$(1,036)	$(255)

Earnings (loss) per common share:
Basic and diluted	$0.01	$0.02	$0.00	$(0.02)	$(0.01)

Basic common shares outstanding	16,580	29,536	44,670	60,517	37,908

Diluted common shares outstanding	16,600	29,556	44,690	60,537	37,928

The following table presents selected unaudited quarterly financial data for each quarter during the period ended December 31, 2003 (amounts in thousands except per share information):

	For the Quarter Ended				For the Year Ended December 31, 2003
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Rental revenue	$—	$118	$842	$1,685	$2,645
Other income	1	39	11	10	61

Total revenue	1	157	853	1,695	2,706
Rental expense	—	—	38	98	136
Real estate taxes	—	—	51	180	231
Depreciation and amortization	—	69	360	766	1,195
Interest expense	—	26	138	221	385
General and administrative expense	73	33	118	188	412
Asset management fees, related party	—	—	—	—	—

Net income (loss)	$(72)	$29	$148	$242	$347

Earnings (loss) per common share:
Basic and diluted	$(0.27)	$0.02	$0.03	$0.03	$0.09

Basic common shares outstanding	261	1,809	4,393	9,357	3,987

Diluted common shares outstanding	261	1,829	4,413	9,377	4,007

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 18—Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics with all our other operating properties and we combine our operating segments into reportable segments based upon their geographic location or market. For purposes of this disclosure, we report the revenue of our largest reportable market segments on an individual basis until the aggregate revenue of such individually reported market segments equals at least 75% of our total revenues and then aggregate all remaining reportable market segments into one category, “Other Markets.” These other markets include Baltimore, Boston, Charlotte, Columbus, Denver, Harrisburg/Lehigh Valley, Indianapolis, Louisville, Miami, New Jersey, Orlando, San Antonio, San Francisco and Seattle. The following table sets forth the rental revenues and property net operating income of our market segments for the years ended December 31, 2005, 2004 and 2003 (dollar amounts are in thousands).

	Rental Revenues			Property NOI(1)
Segments	2005	2004	2003	2005	2004	2003
Atlanta	$16,143	$4,522	$—	$12,282	$3,658	$—
Chicago	7,891	1,033	181	6,488	1,025	178
Cincinnati	8,942	5,323	114	7,356	4,488	105
Dallas	15,872	4,926	154	11,017	3,376	116
Houston	11,359	4,374	105	7,830	3,161	44
Los Angeles	4,700	1,185	129	3,409	929	92
Memphis	14,285	2,850	761	11,907	2,269	545
Nashville	5,738	4,318	1,138	5,076	3,908	1,135
Phoenix	8,550	1,757	—	5,770	1,244	—
Other Markets	28,318	4,389	63	21,893	3,414	63

Total	$121,798	$34,677	$2,645	$93,028	$27,472	$2,278

(1)	Net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expense and interest expense.

We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, interest expense, interest income and general and administrative expenses. However, NOI should not be viewed as an alternative measure of our financial performance as a whole since it does exclude such expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. The following table is a reconciliation of our NOI to our reported net income (dollar amounts are in thousands):

	2005	2004	2003
Property NOI	$93,028	$27,472	$2,278
Interest and other real estate income	6,126	1,421	61
Depreciation and amortization expense	(71,023)	(19,273)	(1,195)
Interest expense	(28,712)	(5,978)	(385)
General and administrative expense	(3,004)	(2,372)	(412)
Asset management fees, related-party	(8,901)	(1,525)	—
Minority interest	526	—	—

Net income (loss)	$(11,960)	$(255)	$347

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table reflects our total assets by market segment (dollar amounts are in thousands).

	Total Assets as of December 31,
	2005	2004
Market segments:
Atlanta	$252,701	$146,261
Chicago	177,765	11,160
Cincinnati	117,381	76,605
Dallas	240,861	90,762
Houston	122,068	82,313
Los Angeles	82,547	32,095
Memphis	178,371	38,420
Nashville	76,256	57,873
Phoenix	84,820	80,263
Other markets	589,943	128,073

Total segment assets	1,922,713	743,825
Non-segment assets:
Cash and cash equivalents	84,771	16,119
Other non-segment assets(1)	50,211	24,864

Total assets	$2,057,695	$784,808

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associates with our financing obligations and deferred acquisition costs.

Note 19—Pro Forma Financial Information (Unaudited)

During the years ended December 31, 2005 and 2004, we acquired 251 properties, for a total investment of approximately $1.8 billion. The following unaudited pro forma information for the years ended December 31, 2005 and 2004 have been prepared to reflect the incremental effect of the acquisition of properties during 2005 and 2004 by us as if such transactions and adjustments had occurred on January 1, 2004, and were carried forward through December 31, 2005. As these acquisitions are assumed to have been made on January 1, 2004 the shares outstanding as of December 31, 2005 are assumed to have been sold and outstanding as of January 1, 2004 for purposes of calculating per share information (dollar amounts in thousands except per share information).

	2005	2004
Revenue	$182,392	$164,248
Depreciation and amortization	$92,081	$93,134
Net loss	$(7,742)	$(17,828)
Loss per share—basic and diluted	$(0.06)	$(0.13)
Shares outstanding:
Basic	133,206,784	133,206,784
Diluted	134,973,837	134,973,837

During the years ended December 31, 2004 and 2003, we acquired 106 properties, for a total investment of approximately $754.1 million. The following unaudited pro forma information for the years ended December 31, 2004 and 2003 have been prepared to reflect the incremental effect of the acquisition of properties during 2004 and 2003 by us as if such transactions and adjustments had occurred on January 1, 2003, and were carried

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

forward through December 31, 2004. As these acquisitions are assumed to have been made on January 1, 2003, the shares outstanding as of December 31, 2004 are assumed to have been sold as of January 1, 2003 for purposes of calculating per share information (dollar amounts in thousands except per share information).

	2004	2003
Revenue	$70,432	$53,071
Depreciation and amortization	$50,862	$47,875
Net loss	$(11,273)	$(16,966)
Loss per share—basic and diluted	$(0.17)	$(0.25)
Shares outstanding:
Basic	67,719,883	67,719,883
Diluted	67,739,883	67,739,883

This information is presented for illustrative purposes only and is not indicative of the results that actually would have occurred if the acquisitions had been in effect on the dates indicated or which may be obtained in the future.

Note 20 – Net Income (Loss) per Common Share

Reconciliations of the numerator and denominator used to calculate basic net income (loss) per common share to the numerator and denominator used to calculate diluted net income (loss) per common share for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Net income (loss)	$(11,960)	$(255)	$347
Minority interest share in net loss	(49)	—	—

Adjusted net income (loss)	$(12,009)	$(255)	$347

Weighted average common shares outstanding-Basic	97,333	37,908	3,987
Incremental weighted average effect of conversion of limited partnership units	441	20	20

Weighted average common shares outstanding-Diluted	97,774	37,928	4,007

Net income (loss) attributable per common share-Basic	$(0.12)	$(0.01)	$0.09

Net income (loss) attributable per common share-Diluted	$(0.12)	$(0.01)	$0.09

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dividend Capital Trust Inc.:

Under date of March 7, 2006, we reported on the consolidated balance sheets of Dividend Capital Trust Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Denver, Colorado

March 7, 2006

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(dollars in thousands)

Property	No. of Bldgs	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2005			Accumulated Depreciation (6)	Acquisition Date
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Newpoint I	1	—	2,143	12,908	15,051	42		2,143	12,950	15,093	(1,194)	03/31/04
Southcreek	3	9,357	5,338	31,640	36,978	(714	)(2)	5,338	30,926	36,264	(2,244)	6/8/2004 / 09/21/04
Eagles Landing	1	20,942	2,595	13,475	16,070	131		2,595	13,606	16,201	(1,288)	10/01/04
Buford Industrial	1	—	1,475	7,021	8,496	153		1,475	7,174	8,649	(703)	10/01/04
Breckinridge Industrial	2	—	1,950	10,159	12,109	133		1,950	10,292	12,242	(1,697)	10/01/04
Westgate Industrial	1	—	2,140	4,801	6,941	86		2,140	4,887	7,027	(1,261)	10/01/04
Westpark Industrial	2	—	2,176	6,719	8,895	336		2,176	7,055	9,231	(463)	10/01/04
Cobb Industrial	2	—	1,120	5,249	6,369	74		1,120	5,323	6,443	(499)	10/01/04
Cabot Parkway Industrial	2	—	2,275	13,982	16,257	(1,204	)(2)	2,275	12,778	15,053	(1,074)	10/01/04
Atlanta NE Portolio	2	—	2,817	14,892	17,709	107		2,817	14,999	17,816	(1,312)	11/05/04
Lotus Cars USA	1	—	1,029	2,103	3,132	—		1,029	2,103	3,132	(154)	12/03/04
Fulton Industrial Boulevard	3	7,450	1,850	13,480	15,330	113		1,850	13,593	15,443	(343)	07/21/05
Penney Road	1	2,017	401	4,145	4,546	10		401	4,155	4,556	(83)	07/21/05
Southfield Parkway	1	2,560	523	3,808	4,331	1		523	3,809	4,332	(88)	07/21/05
Livingston Court	3	5,410	1,194	8,475	9,669	9		1,194	8,484	9,678	(246)	07/21/05
Peterson Place	5	4,212	739	8,050	8,789	19		739	8,069	8,808	(199)	07/21/05
Oakbrook Parkway	5	9,607	1,823	17,185	19,008	72		1,823	17,257	19,080	(396)	07/21/05
Regency Parkway	7	9,433	1,521	16,084	17,605	409		1,521	16,493	18,014	(404)	07/21/05
Jimmy Carter Boulevard	2	3,182	488	5,159	5,647	204		488	5,363	5,851	(151)	07/21/05
McGinnis Ferry Road	1	4,165	700	6,855	7,555	2		700	6,857	7,557	(213)	07/21/05
South Royal Atlanta Drive	1	1,000	174	1,896	2,070	—		174	1,896	2,070	(44)	07/21/05
Interstate South	1	—	2,396	18,620	21,016	45		2,396	18,665	21,061	(234)	09/30/05

TOTAL ATLANTA MARKET	48	79,335	36,867	226,706	263,573	28		36,867	226,734	263,601	(14,290)
Delta Portfolio	7	27,146	8,762	36,806	45,568	297		8,762	37,103	45,865	(1,670)	04/12/05
Charwood Road	1	5,296	1,960	10,261	12,221	—		1,960	10,261	12,221	(217)	07/21/05
Greenwood Place	1	5,260	1,596	7,844	9,440	236		1,596	8,080	9,676	(183)	07/21/05
Coca Cola Drive	1	—	4,290	25,371	29,661	—		4,290	25,371	29,661	(181)	07/21/05

TOTAL BALTIMORE MARKET	10	37,702	16,608	80,282	96,890	533		16,608	80,815	97,423	(2,251)
Progress Industrial	2	—	2,570	5,933	8,503	258		2,570	6,191	8,761	(696)	10/01/04
South Industrial	1	—	1,125	2,805	3,930	166		1,125	2,971	4,096	(74)	10/01/04
Technology Industrial	1	—	941	2,606	3,547	31		941	2,637	3,578	(389)	10/01/04
Sunnyslope Industrial	1	—	3,626	7,616	11,242	65		3,626	7,681	11,307	(968)	10/01/04
Wildwood Avenue	1	10,320	2,653	11,771	14,424	6		2,653	11,777	14,430	(288)	10/01/04

TOTAL BOSTON MARKET	6	10,320	10,915	30,731	41,646	526		10,915	31,257	42,172	(2,415)
Nevada Boulevard	1	3,023	1,360	4,840	6,200	—		1,360	4,840	6,200	(123)	07/21/05
Barringer Drive	1	1,760	507	4,549	5,056	(123	)(2)	507	4,426	4,933	(106)	07/21/05

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2005

(dollars in thousands)

Property	No. of Bldgs	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2005			Accumulated Depreciation (6)	Acquisition Date
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Nations Ford Road	1	2,840	1,603	5,277	6,880	—		1,603	5,277	6,880	(128)	07/21/05
Empire Distribution Center	1	—	622	3,655	4,277	—		622	3,655	4,277	(28)	11/02/05

TOTAL CHARLOTTE MARKET	4	7,623	4,092	18,321	22,413	(123)		4,092	18,198	22,290	(385)
Mallard Lake	1	—	2,561	8,809	11,370	—		2,561	8,809	11,370	(787)	10/29/03
Wickes Distribution Center	1	11,399	3,191	18,505	21,696	30		3,191	18,535	21,726	(1,328)	01/05/05
Blackhawk Portfolio	5	19,998	6,671	40,877	47,548	534		6,671	41,411	48,082	(1,168)	06/13/05
East Fabyan Parkway	1	5,230	1,790	10,929	12,719	31		1,790	10,960	12,750	(300)	07/21/05
Frontenac Road	1	3,920	1,647	5,849	7,496	26		1,647	5,875	7,522	(188)	07/21/05
South Wolf Road	1	9,175	4,836	18,794	23,630	202		4,836	18,996	23,832	(495)	07/21/05
Laramie Avenue	1	4,870	1,442	7,985	9,427	26		1,442	8,011	9,453	(215)	07/21/05
West 123rd Place	1	2,875	644	5,935	6,579	20		644	5,955	6,599	(119)	07/21/05
Stern Avenue	1	2,560	505	4,947	5,452	4		505	4,951	5,456	(107)	07/21/05
McCook Industrial Center	1	—	5,541	17,601	23,142	(93	)(2)	5,541	17,508	23,049	(97)	10/21/05

TOTAL CHICAGO MARKET	14	60,027	28,828	140,231	169,059	780		28,828	141,011	169,839	(4,804)
Park West	6	43,550	10,441	63,682	74,123	163		10,441	63,845	74,286	(6,576)	12/15/03 / 06/08/04
Northwest Business Center	1	—	299	4,486	4,785	39		299	4,525	4,824	(1,163)	05/23/04
New Buffington Road	2	4,100	1,618	8,500	10,118	307		1,618	8,807	10,425	(153)	07/21/05
Olympic Boulevard	3	7,350	2,096	11,788	13,884	221		2,096	12,009	14,105	(285)	07/21/05
Mineola Pike	1	2,653	625	4,642	5,267	—		625	4,642	5,267	(120)	07/21/05
Industrial Road	2	2,740	629	3,344	3,973	56		629	3,400	4,029	(72)	07/21/05
Dolwick Drive	1	2,857	579	4,670	5,249	31		579	4,701	5,280	(103)	07/21/05
Best Place	1	3,540	1,131	5,516	6,647	6		1,131	5,522	6,653	(140)	07/21/05
Distribution Circle	1	3,200	688	6,838	7,526	196		688	7,034	7,722	(142)	07/21/05

TOTAL CINCINNATI MARKET	18	69,990	18,106	113,466	131,572	1,019		18,106	114,485	132,591	(8,754)
Commodity Boulevard	2	20,849	3,891	36,799	40,690	737		3,891	37,536	41,427	(800)	07/21/05
Industrial Drive	1	4,350	683	7,136	7,819	—		683	7,136	7,819	(183)	07/21/05

TOTAL COLUMBUS MARKET	3	25,199	4,574	43,935	48,509	737		4,574	44,672	49,246	(983)
DFW H	1	6,642	981	10,392	11,373	(105	)(2)	981	10,287	11,268	(1,434)	12/15/03
Pinnacle	2	17,218	1,588	27,853	29,441	(231	)(2)	1,588	27,622	29,210	(2,933)	12/15/03
Market Industrial	5	—	1,481	15,507	16,988	358		1,481	15,865	17,346	(1,829)	10/01/04
Shiloh Industrial	2	—	878	5,957	6,835	662		878	6,619	7,497	(994)	10/01/04
Perimeter Industrial	2	—	261	2,901	3,162	54		261	2,955	3,216	(332)	10/01/04
Avenue R Industrial I	1	—	189	2,231	2,420	115		189	2,346	2,535	(319)	10/01/04

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2005

(dollars in thousands)

Property	No. of Bldgs	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2005			Accumulated Depreciation (6)	Acquisition Date
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Avenue R Industrial II	1	—	271	1,139	1,410	455		271	1,594	1,865	(323)	10/01/04
Westfork Center Industrial	3	—	503	5,977	6,480	122		503	6,099	6,602	(875)	10/01/04
Coasters Distribution Center	1	—	1,380	14,504	15,884	(27	)(2)	1,380	14,477	15,857	(1,121)	12/03/04
Diplomat Drive	1	2,496	532	3,136	3,668	13		532	3,149	3,681	(234)	05/26/05
North 28th Street	1	3,254	—	6,145	6,145	11		—	6,156	6,156	(199)	07/21/05
Esters Boulevard	5	27,393	2,428	50,618	53,046	243		2,428	50,861	53,289	(1,399)	07/21/05
Royal Lane	1	1,918	—	3,200	3,200	7		—	3,207	3,207	(129)	07/21/05
North Stemmons Freeway	1	2,400	585	2,576	3,161	221		585	2,797	3,382	(74)	07/21/05
West Story Drive	1	2,700	777	4,646	5,423	108		777	4,754	5,531	(116)	07/21/05
Meridian Drive	1	2,535	410	4,135	4,545	128		410	4,263	4,673	(116)	07/21/05
Gateway Drive	1	1,472	463	2,152	2,615	233		463	2,385	2,848	(60)	07/21/05
Valwood Parkway	3	8,875	2,271	15,351	17,622	329		2,271	15,680	17,951	(400)	07/21/05
108th Street	1	460	83	899	982	7		83	906	989	(25)	07/21/05
Sanden Drive	1	1,138	207	2,258	2,465	1		207	2,259	2,466	(60)	07/21/05
North Great Southwest Parkway	2	2,925	1,384	3,727	5,111	82		1,384	3,809	5,193	(145)	07/21/05
Webb Chapel Road	1	514	110	732	842	12		110	744	854	(28)	07/21/05
Belt Line Road	6	4,766	1,167	7,811	8,978	256		1,167	8,067	9,234	(230)	07/21/05
Springlake Road	2	2,720	534	4,457	4,991	476		534	4,933	5,467	(147)	07/21/05
Hurd Drive	1	1,760	420	2,332	2,752	23		420	2,355	2,775	(66)	07/21/05
Champion Drive	1	1,660	672	2,598	3,270	72		672	2,670	3,342	(73)	07/21/05
Clorox Distribution Center	1	—	3,283	20,847	24,130	—		3,283	20,847	24,130	(214)	10/18/05

TOTAL DALLAS MARKET	49	92,846	22,858	224,081	246,939	3,625		22,858	227,706	250,564	(13,875)
Interpark 70	1	5,359	1,383	7,566	8,949	78		1,383	7,644	9,027	(1,183)	09/30/04

TOTAL DENVER MARKET	1	5,359	1,383	7,566	8,949	78		1,383	7,644	9,027	(1,183)
Iron Run Corporate Center	1	—	1,531	3,632	5,163	219		1,531	3,851	5,382	(279)	03/21/05
Binney & Smith	1	11,388	5,183	20,100	25,283	—		5,183	20,100	25,283	(483)	07/20/05
High Street Portfolio	3	—	4,853	10,334	15,187	—		4,853	10,334	15,187	(114)	10/26/05

TOTAL HARRISBURG/ LEHIGH VALLEY MARKET	5	11,388	11,567	34,066	45,633	219		11,567	34,285	45,852	(876)
West by Northwest	1	—	1,033	7,564	8,597	—		1,033	7,564	8,597	(927)	10/30/03
Bondesen Business. Park	7	—	1,007	23,370	24,377	(564	)(2)	1,007	22,806	23,813	(2,826)	06/03/04
Beltway 8 Business Park	7	—	1,679	25,565	27,244	(315	)(2)	1,679	25,250	26,929	(2,571)	6/3/2004 / 7/1/2005
Corporate Industrial	2	—	613	3,989	4,602	(59	)(2)	613	3,930	4,543	(484)	10/01/04
Reed Industrial	1	—	568	6,331	6,899	403		568	6,734	7,302	(851)	10/01/04
Julie Rivers Industrial	2	—	272	3,123	3,395	33		272	3,156	3,428	(424)	10/01/04
Wynwood Industrial	1	—	180	1,634	1,814	34		180	1,668	1,848	(245)	10/01/04

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2005

(dollars in thousands)

Property	No. of Bldgs	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2005			Accumulated Depreciation (6)	Acquisition Date
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Wynpark Industrial	1	—	154	1,404	1,558	36		154	1,440	1,594	(227)	10/01/04
Siber Industrial	1	—	742	4,644	5,386	21		742	4,665	5,407	(529)	10/01/04
Greenbriar Industrial	1	—	1,200	7,998	9,198	(67	)(2)	1,200	7,931	9,131	(548)	10/01/04
Greens Crossing	3	7,176	1,225	10,202	11,427	—		1,225	10,202	11,427	(280)	07/01/05
Willowbrook	4	8,314	1,274	12,842	14,116	25		1,274	12,867	14,141	(253)	07/01/05
Gateway at Central Green	2	—	1,079	9,929	11,008	112		1,079	10,041	11,120	(140)	09/20/05

TOTAL HOUSTON MARKET	33	15,490	11,026	118,595	129,621	(341)		11,026	118,254	129,280	(10,305)
Plainfield I	1	—	1,394	14,269	15,663	(457	)(2)	1,394	13,812	15,206	(1,135)	12/22/03
Handleman Building	1	—	2,200	11,239	13,439	—		2,200	11,239	13,439	(27)	12/15/05
Whirlpool Airwest	1	—	3,817	24,777	28,594	—		3,817	24,777	28,594	(51)	12/16/05

TOTAL INDIANA MARKET	3	—	7,411	50,285	57,696	(457)		7,411	49,828	57,239	(1,213)
Foothill Business Center	3	—	13,315	9,112	22,427	302		13,315	9,414	22,729	(1,783)	12/09/04
Rancho Technology Park	1	—	2,790	7,048	9,838	479		2,790	7,527	10,317	(1,167)	12/17/03
East Slauson Avenue	3	12,127	5,499	14,775	20,274	138		5,499	14,913	20,412	(264)	07/21/05
Airport Circle	1	5,490	3,098	8,368	11,466	—		3,098	8,368	11,466	(125)	07/21/05
Cota Street	1	4,453	2,802	7,624	10,426	583		2,802	8,207	11,009	(163)	07/21/05
Twin Oaks Valley Road	2	3,998	1,815	7,855	9,670	—		1,815	7,855	9,670	(170)	07/21/05

TOTAL LOS ANGELES MARKET	11	26,068	29,319	54,782	84,101	1,502		29,319	56,284	85,603	(3,672)
Trade Pointe III	1	—	1,020	7,240	8,260	(2	)(2)	1,020	7,238	8,258	(562)	09/28/04
Riverport	1	—	1,279	8,812	10,091	1		1,279	8,813	10,092	(1,376)	05/03/04

TOTAL LOUISVILLE MARKET	2	—	2,299	16,052	18,351	(1)		2,299	16,051	18,350	(1,938)
Chickasaw	2	—	1,141	13,837	14,978	(249	)(2)	1,141	13,588	14,729	(1,892)	07/22/03
Memphis Trade Center III	1	5,549	2,335	22,524	24,859	7		2,335	22,531	24,866	(1,697)	06/22/04
Panattoni Memphis Portfolio	7	33,888	18,088	114,739	132,827	(132	)(2)	18,088	114,607	132,695	(5,102)	2/5/2005 – 5/13/2005
Memphis Distriplex	1	4,689	1,525	10,444	11,969	—		1,525	10,444	11,969	(294)	06/13/05

TOTAL MEMPHIS MARKET	11	44,126	23,089	161,544	184,633	(374)		23,089	161,170	184,259	(8,985)
Miami Service Center	1	—	1,110	3,811	4,921	1		1,110	3,812	4,922	(389)	04/07/05
Miami Commerce Center	1	6,200	3,050	10,769	13,819	27		3,050	10,796	13,846	(465)	04/13/05
Northeast 12 Terrace	1	2,500	1,169	6,088	7,257	—		1,169	6,088	7,257	(196)	07/21/05

TOTAL MIAMI MARKET	3	8,700	5,329	20,668	25,997	28		5,329	20,696	26,025	(1,050)
Bridgestone/Firestone	1	15,299	2,545	21,939	24,484	5,437		2,545	27,376	29,921	(2,133)	06/09/03
Mid South Logistics Center	1	12,688	1,772	18,288	20,060	38		1,772	18,326	20,098	(1,460)	06/29/04

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2005

(dollars in thousands)

Property	No. of Bldgs	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2005			Accumulated Depreciation (6)	Acquisition Date
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Eastgate	1	11,079	1,445	13,352	14,797	104		1,445	13,456	14,901	(1,647)	03/19/04
Rockdale Distribution Center	1	—	2,940	12,188	15,128	—		2,940	12,188	15,128	(26)	12/28/05

TOTAL NASHVILLE MARKET	4	39,066	8,702	65,767	74,469	5,579		8,702	71,346	80,048	(5,266)
Brunswick Avenue	1	9,931	3,665	16,380	20,045	—		3,665	16,380	20,045	(400)	07/21/05
Campus Drive	1	2,714	1,366	4,841	6,207	—		1,366	4,841	6,207	(122)	07/21/05
Cottontail Lane	1	6,240	1,960	9,169	11,129	186		1,960	9,355	11,315	(224)	07/21/05
Mary Kay Building	1	—	2,993	5,944	8,937	—		2,993	5,944	8,937	(13)	12/28/05
Dendreon Building	1	—	4,940	8,026	12,966	—		4,940	8,026	12,966	(17)	12/28/05
Rockaway	3	6,470	5,881	12,521	18,402	—		5,881	12,521	18,402	(30)	12/29/05

TOTAL NEW JERSEY MARKET	8	25,355	20,805	56,881	77,686	186		20,805	57,067	77,872	(806)
Cypress Park East	2	10,634	2,627	13,055	15,682	36		2,627	13,091	15,718	(1,711)	10/22/04

TOTAL ORLANDO MARKET	2	10,634	2,627	13,055	15,682	36		2,627	13,091	15,718	(1,711)
North Industrial	2	5,786	4,566	15,899	20,465	1,367	(2)	4,566	17,266	21,832	(1,245)	10/01/04
South Industrial I	2	4,828	2,876	14,120	16,996	505		2,876	14,625	17,501	(1,139)	10/01/04
South Industrial II	1	—	1,235	4,902	6,137	390		1,235	5,292	6,527	(603)	10/01/04
West Southern Industrial	1	—	555	3,376	3,931	(103	)(2)	555	3,273	3,828	(332)	10/01/04
West Geneva Industrial	3	—	413	2,667	3,080	204		413	2,871	3,284	(240)	10/01/04
West 24th Industrial	2	—	870	4,575	5,445	186		870	4,761	5,631	(269)	10/01/04
East Watkins Industrial	1	—	2,219	10,945	13,164	4		2,219	10,949	13,168	(952)	10/01/04
Sky Harbor Transit Center	1	3,760	2,534	7,597	10,131	(9	)(2)	2,534	7,588	10,122	(765)	11/24/04
States Logistics Center	1	—	1,690	5,643	7,333	—		1,690	5,643	7,333	(12)	12/05/05

TOTAL PHOENIX MARKET	14	14,374	16,958	69,724	86,682	2,544		16,958	72,268	89,226	(5,557)
Rittiman Business Park	2	—	388	7,336	7,724	(25	)(2)	388	7,311	7,699	(1,256)	06/03/04

TOTAL SAN ANTONIO MARKET	2	—	388	7,336	7,724	(25)		388	7,311	7,699	(1,256)
Huntwood Industrial	1	—	1,892	4,662	6,554	728		1,892	5,390	7,282	(1,093)	10/01/04
Eden Rock Industrial	2	—	1,943	4,746	6,689	257		1,943	5,003	6,946	(1,344)	10/01/04
Bayside Distribution Center	2	11,759	6,875	15,254	22,129	(20	)(2)	6,875	15,234	22,109	(1,085)	11/03/04

TOTAL SAN FRANCISCO MARKET	5	11,759	10,710	24,662	35,372	965		10,710	25,627	36,337	(3,522)
Industry Drive North	2	9,730	5,753	16,039	21,792	—		5,753	16,039	21,792	(364)	07/21/05
South 228th Street	2	11,051	4,739	17,797	22,536	—		4,739	17,797	22,536	(383)	07/21/05
64th Avenue South	1	6,383	3,345	9,335	12,680	—		3,345	9,335	12,680	(234)	07/21/05

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2005

(dollars in thousands)

Property	No. of Bldgs	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2005			Accumulated Depreciation (6)	Acquisition Date
			Land	Building & Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(4)(6)
South 192nd Street	1	2,288	1,286	3,433	4,719	203	1,286	3,636	4,922	(85)	07/21/05
South 212th Street	1	—	3,095	10,253	13,348	—	3,095	10,253	13,348	(206)	08/01/05
Southwest 27th Street	1	7,570	4,579	8,357	12,936	—	4,579	8,357	12,936	(235)	07/21/05

TOTAL SEATTLE MARKET	8	37,022	22,797	65,214	88,011	203	22,797	65,417	88,214	(1,507)

GRAND TOTAL	264	632,383	317,258	1,643,950	1,961,208	17,267	317,258	1,661,217	1,978,475	(96,604)

(1)	Included in Building & Improvements are intangible lease assets.
(2)	Generally these reductions in basis include one or more of the following: i) payments received under master lease agreements and pursuant to GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than revenues; ii) writeoffs of fixed asset balances due to early lease terminations by contracted customers; and iii) other miscellaneous basis adjustments.
(3)	Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2005 (in thousands):

Total per Schedule III (6)	$1,978,475
Properties under development
Land	2,121
Construction in progress	6,280
Land held for development	8,049

Total investment in properties	$1,994,925

(4)	As of December 31, 2005, the aggregate cost for federal income tax purposes of investments in real estate was approximately $1.6 billion.
(5)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2005 (in thousands):

Total per Schedule III	$632,383
Premiums, net of amortization	9,859

Mortgage notes	$642,242

(6)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2005 is as follows (in thousands):

Investments in properties:
Balance at beginning of year	$754,064
Acquisition of properties	1,212,538
Improvements, including development properties	81,830
Asset write offs	(2,985)
Divestiture of properties	(50,522)

Balance at end of year	$1,994,925

Accumulated depreciation:
Balance at beginning of year	$21,862
Depreciation expense	75,282
Asset write offs	(540)

Balance at end of year	$96,604

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2005, the end of the period covered by this annual report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Dividend Capital Trust or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about directors and executive officers and compliance with Section 16(a) of the Exchange Act required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2006 annual meeting of shareholders.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics and a Whistleblowing and Whistleblower Protection Policy which apply to all our directors and officers. A copy of the Code of Business Conduct and Ethics was included as Exhibit 14.1 of our Form 10-K, filed on March 22, 2004, and a copy of the Whistleblowing and Whistleblower Protection Policy was included as Exhibit 14.2 of our Form 10-K, filed on March 16, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2006 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2006 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2006 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2006 annual meeting of shareholders.

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

B. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
*2.1	Agreement and Plan of Merger, dated June 17, 2005, among Dividend Capital Trust Inc., DCT Acquisition Corporation, Cabot Industrial Value Fund Inc. and Cabot Industrial Value Fund Manager, LLC (Exhibit 2.1 to Form 10-Q filed on August 15, 2005)

*2.2	Put/Call Agreement, dated July 21, 2005, among Cabot Industrial Fund Manager, LLC, the limited partners named therein and Dividend Capital Trust Inc. (Exhibit 2.2 to Form 10-Q filed on August 15, 2005)

*3.1	Dividend Capital Trust Inc. Amended and Restated Articles of Incorporation (Exhibit 3.1 to Form 8-K filed on November 26, 2003)

*3.2	Dividend Capital Trust Inc. Bylaws (Exhibit 3.2 to Form S-11 Registration Statement, Commission File No. 333-86234)

*4.1	Amended and Restated Distribution Reinvestment Plan (Exhibit 4.2 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

*10.1	Amended and Restated Advisory Agreement between Dividend Capital Trust Inc. and Dividend Capital Advisors LLC dated November 21, 2003 (Exhibit 10.1 to Form 8-K filed November 26, 2003)

*10.2	Management Agreement between Dividend Capital Trust Inc. and Dividend Property Management LLC dated July 12, 2002 (Exhibit 10.3 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.3	Amended and Restated Dealer Manager Agreement (Exhibit 1.1 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

*10.4	Form of Warrant Purchase Agreement (Exhibit 1.3 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.5	Form of Indemnification Agreement between Dividend Capital Trust Inc. and the officers and directors of Dividend Capital Trust Inc. (Exhibit 10.4 to Form S-11 Registration Statement, Commission File No. 333-862341)

*10.6	Limited Partnership Agreement of Dividend Capital Operating Partnership LP. (Exhibit 10.5 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.7.1	Dividend Capital Trust Inc. Employee Stock Option Plan (Exhibit 10.6.1 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.7.2	Dividend Capital Trust Inc. Independent Director Stock Option Plan (Exhibit 10.6.2 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.8	Agreement of Purchase and Sale, dated August 11, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.1 to Form 10-Q filed on November 15, 2004)

*10.9	First Amendment to Agreement for Purchase and Sale, dated August 16, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.2 to Form 10-Q filed on November 15, 2004)

*10.10	Second Amendment to Agreement for Purchase and Sale, dated August 25, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.3 to Form 10-Q filed on November 15, 2004)

Exhibit Number	Description
*10.11	Third Amendment to Agreement for Purchase and Sale, dated August 30, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.4 to Form 10-Q filed on November 15, 2004)

*10.12	Real Estate Contract, dated December 23, 2004, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.12 to Form 10-K filed on March 16, 2005)

*10.13	First Amendment to Real Estate Contract, dated January 7, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.13 to Form 10-K filed on March 16, 2005)

*10.14	Second Amendment to Real Estate Contract, dated January 21, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.14 to Form 10-K filed on March 16, 2005)

*10.15	Third Amendment to Real Estate Contract, dated February 15, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.15 to Form 10-K filed on March 16, 2005)

*10.16	Fourth Amendment to Real Estate Contract, dated February 22, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.16 to Form 10-K filed on March 16, 2005)

*10.17	Fifth Amendment to Real Estate Contract, dated February 25, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.17 to Form 10-K filed on March 16, 2005)

*10.18	Sixth Amendment to Real Estate Contract, dated March 2, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.18 to Form 10-K filed on March 16, 2005)

*10.19	Seventh Amendment to Real Estate Contract, dated March 4, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.19 to Form 10-K filed on March 16, 2005)

*10.20	Cabot Industrial Value Fund, L.P. Second Amended and Restated Limited Partnership Agreement, dated July 21, 2005 (Exhibit 10.2 to Form 10-Q filed on August 15, 2005)

*14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to Form 10-K filed on March 22, 2004)

*14.2	Whistleblowing and Whistleblower Protection Policy (Exhibit 14.2 to Form 10-K filed on March 16, 2005)

+21.1	List of Subsidiaries

+23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, dated March 14, 2006

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.
*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.

By:	/s/ EVAN H. ZUCKER
Evan H. Zucker, Chief Executive Officer and President

Date: March 16, 2006

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WATTLES Thomas G. Wattles	Chairman and Director	March 16, 2006

/s/ EVAN H. ZUCKER Evan H. Zucker	Chief Executive Officer, President, Secretary and Director	March 16, 2006

/s/ JAMES R. MULVIHILL James R. Mulvihill	Chief Financial Officer, Treasurer and Director	March 16, 2006

/s/ PHILLIP R. ALTINGER Phillip R. Altinger	Director	March 16, 2006

/s/ TRIPP H. HARDIN Tripp H. Hardin	Director	March 16, 2006

/s/ JOHN C. O’KEEFFE John C. O’Keeffe	Director	March 16, 2006

/s/ BRUCE L. WARWICK Bruce L. Warwick	Director	March 16, 2006

EXHIBIT INDEX

Exhibit Number	Description
*2.1	Agreement and Plan of Merger, dated June 17, 2005, among Dividend Capital Trust, Inc., DCT Acquisition Corporation, Cabot Industrial Value Fund Inc. and Cabot Industrial Value Fund Manager, LLC (Exhibit 2.1 to Form 10-Q filed on August 15, 2005)

*2.2	Put/Call Agreement, dated July 21, 2005, among Cabot Industrial Fund Manager, LLC, the limited partners named therein and Dividend Capital Trust Inc. (Exhibit 2.2 to Form 10-Q filed on August 15, 2005)

*3.1	Dividend Capital Trust Inc. Amended and Restated Articles of Incorporation (Exhibit 3.1 to Form 8-K filed on November 26, 2003)

*3.2	Dividend Capital Trust Inc. Bylaws (Exhibit 3.2 to Form S-11 Registration Statement, Commission File No. 333-86234)

*4.1	Amended and Restated Distribution Reinvestment Plan (Exhibit 4.2 to Form S-3 Registration Statement as amended on Form S-11, Commission File No. 333-122260)

*10.1	Amended and Restated Advisory Agreement between Dividend Capital Trust Inc. and Dividend Capital Advisors LLC dated November 21, 2003 (Exhibit 10.1 to Form 8-K filed November 26, 2003)

*10.2	Management Agreement between Dividend Capital Trust Inc. and Dividend Property Management LLC dated July 12, 2002 (Exhibit 10.3 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.3	Amended and Restated Dealer Manager Agreement (Exhibit 1.1 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

*10.4	Form of Warrant Purchase Agreement (Exhibit 1.3 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.5	Form of Indemnification Agreement between Dividend Capital Trust Inc. and the officers and directors of Dividend Capital Trust Inc. (Exhibit 10.4 to Form S-11 Registration Statement, Commission File No. 333-862341)

*10.6	Limited Partnership Agreement of Dividend Capital Operating Partnership LP. (Exhibit 10.5 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.7.1	Dividend Capital Trust Inc. Employee Stock Option Plan (Exhibit 10.6.1 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.7.2	Dividend Capital Trust Inc. Independent Director Stock Option Plan (Exhibit 10.6.2 to Form S-11 Registration Statement, Commission File No. 333-86234)

*10.8	Agreement of Purchase and Sale, dated August 11, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.1 to Form 10-Q filed on November 15, 2004)

*10.9	First Amendment to Agreement for Purchase and Sale, dated August 16, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.2 to Form 10-Q filed on November 15, 2004)

*10.10	Second Amendment to Agreement for Purchase and Sale, dated August 25, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.3 to Form 10-Q filed on November 15, 2004)

Exhibit Number	Description
*10.11	Third Amendment to Agreement for Purchase and Sale, dated August 30, 2004, among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A Texas, L.P., CW Industrial Venture B Texas, L.P. and Dividend Capital Operating Partnership LP (Exhibit 10.4 to Form 10-Q filed on November 15, 2004)

*10.12	Real Estate Contract dated December 23, 2004, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.12 to Form 10-K filed on March 16, 2005)

*10.13	First Amendment to Real Estate Contract, dated January 7, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.13 to Form 10-K filed on March 16, 2005)

*10.14	Second Amendment to Real Estate Contract, dated January 21, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.14 to Form 10-K filed on March 16, 2005)

*10.15	Third Amendment to Real Estate Contract, dated February 15, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.15 to Form 10-K filed on March 16, 2005)

*10.16	Fourth Amendment to Real Estate Contract, dated February 22, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.16 to Form 10-K filed on March 16, 2005)

*10.17	Fifth Amendment to Real Estate Contract, dated February 25, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.17 to Form 10-K filed on March 16, 2005)

*10.18	Sixth Amendment to Real Estate Contract, dated March 2, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.18 to Form 10-K filed on March 16, 2005)

*10.19	Seventh Amendment to Real Estate Contract, dated March 4, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.19 to Form 10-K filed on March 16, 2005)

*10.20	Cabot Industrial Value Fund, L.P. Second Amended and Restated Limited Partnership Agreement, dated July 21, 2005 (Exhibit 10.2 to Form 10-Q filed on August 15, 2005)

*14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to Form 10-K filed on March 22, 2004)

*14.2	Whistleblowing and Whistleblower Protection Policy (Exhibit 14.2 to Form 10-K filed on March 16, 2006)

+21.1	List of Subsidiaries

+23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, dated March 14, 2006

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.
*	Previously filed.