Form 10-K/A
period 2005-12-31
DIVIDEND CAPITAL TRUST INC
filed 2006-04-28
CIK 1170991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates: The Registrant has made an initial offering of shares of common stock on Form S-11 and three subsequent offerings of shares of common stock. The number of shares held by non-affiliates as of June 30, 2005 was 96,685,220. Since no established market for such shares exists, there is no market value for such shares. In the first and second offerings, each share was originally sold for $10.00 and, in the third and fourth offerings, each share was sold for $10.50.

As of April 11, 2006, there were 149,156,350 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATION FOR AMENDMENT

We are filing this amendment to our annual report on Form 10-K filed on March 16, 2006 to include information required by items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. We will also include this information in our proxy statement for our 2006 Annual Meeting of Shareholders.

Certain terms used in this amendment have the same meaning as in our annual report on Form 10-K filed on March 16, 2006 unless otherwise defined herein.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers, their ages, their positions and offices and the periods during which they have served as such are as follow:

Name	Age	Position	Position Held Since
Thomas G. Wattles	54	Chairman and Director	2003
Evan H. Zucker	40	Chief Executive Officer, President, Secretary and Director	2002
James R. Mulvihill	41	Chief Financial Officer and Director	2002
Phillip R. Altinger	43	Director*	2006
Tripp H. Hardin, III	44	Director*	2002
John C. O’Keeffe	46	Director*	2002
Bruce L. Warwick	67	Director*	2005
James D. Cochran	45	Chief Investment Officer	2005
Daryl H. Mechem	45	Managing Director	2005
Matthew T. Murphy	41	Senior Vice President	2005

*	Independent Director

Thomas G. Wattles, age 54, is the Chairman, and director of Dividend Capital Trust, a manager of our advisor and a manager of our property manager. Mr. Wattles also served as our Chief Investment Officer from March 2003 to September 2005, and since October 2003, Mr. Wattles has been a member of our affiliate Dividend Capital Investments LLC’s board of managers. Mr. Wattles is a principal of both Dividend Capital Group LLC and Black Creek Capital, LLC, both of which he joined in February 2003. From November 1993 to March 1997, Mr. Wattles served as Co-Chairman and Chief Investment Officer of ProLogis (NYSE:PLD), and served as Chairman between March 1997 and May 1998. Mr. Wattles was a Managing Director of Security Capital Group Incorporated (“Security Capital Group”) and was with Security Capital Group in various capacities including Chief Investment Officer from January 1991 to December 2002. Mr. Wattles is a director of Regency Centers Corporation (NYSE:REG) and chairs its Investment Committee. Mr. Wattles holds a Bachelor’s degree and an MBA degree from Stanford University.

Evan H. Zucker, age 40, is the Chief Executive Officer, President, Secretary and a director of Dividend Capital Trust. Mr. Zucker is also a manager of both our advisor and our property manager. Mr. Zucker is a principal of Black Creek Capital, LLC, a Denver-based real estate investment firm which he co-founded in 1993. In addition, since April 2005, Mr. Zucker has been a manager of Dividend Capital Total Advisors Group LLC, which owns the advisor of our affiliate Dividend Capital Total Realty Trust Inc., and, since October 2003, Mr. Zucker has been a member of our affiliate Dividend Capital Investments LLC’s board of managers. Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and as of December 31, 2005 with Mr. Mulvihill and other affiliates has overseen directly or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real estate projects with an aggregate value of approximately $3.1 billion. In 1993 Mr. Zucker co-founded American Real Estate Investment Corp. (known as Keystone Property Trust, NYSE:KTR) which was an industrial, office and logistics REIT and was acquired by ProLogis (NYSE:PLD) in August 2004. Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 through 1997 and as a director of Keystone Property Trust from 1997 through 1999. Mr. Zucker graduated from Stanford University with a Bachelor’s degree in Economics.

James R. Mulvihill, age 41, is the Treasurer, Chief Financial Officer and a director of Dividend Capital Trust. Mr. Mulvihill is also a manager of both our advisor and our property manager. Mr. Mulvihill is a principal of Black Creek Capital, LLC, a Denver-based real estate investment firm which he co-founded in 1993. In addition, since April 2005, Mr. Mulvihill has been a manager of Dividend Capital Total Advisors Group LLC, which owns the advisor of our affiliate Dividend Capital Total Realty Trust Inc., and, since October 2003, Mr. Mulvihill has been Chairman of our affiliate Dividend Capital Investments LLC’s board of managers. He was a co-founder and served as Chairman of Corporate Properties of the Americas (“CPA”) until its sale in September 2005. CPA, a joint venture between an affiliate of Black Creek Capital and Equity International Properties, is a fully-integrated industrial real estate company that acquires, develops and manages industrial properties throughout Mexico. Mr. Mulvihill has been active in real estate acquisition, development and redevelopment activities since 1992 and as of December 31, 2005 with Mr. Zucker and other affiliates has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real estate projects with an aggregate value of approximately $3.1 billion. In 1993 Mr. Mulvihill co-founded American Real Estate Investment Corp. (known as Keystone Property Trust, NYSE:KTR) which was an industrial, office and logistics REIT and was acquired by ProLogis (NYSE:PLD) in August 2004. Mr. Mulvihill served as its Chairman and as a director from 1993 through 1997 and as a director of Keystone Property Trust from 1997 through 2001. Prior to co-founding Black Creek Capital, Mr. Mulvihill served as Vice President of the Real Estate Banking and Investment Banking Groups of Manufacturer’s Hanover and subsequently Chemical Bank. Mr. Mulvihill holds a Bachelor’s degree from Stanford University in Political Science.

Phillip R. Altinger, age 43, is an independent director of Dividend Capital Trust. Mr. Altinger has extensive experience in public and private equity and debt financings, mergers and acquisitions, and investment banking. Most recently he was Executive Director, Corporate Development with Seagate Technology, a leading disc drive company, where he structured, executed and managed various equity and debt investments, as well as M&A transactions. Prior to joining Seagate, Mr. Altinger served in numerous senior financial positions at companies including Rio Hotel and Casino, Inc., a casino/hotel, Volpe Brown Whelan & Company, an investment bank, and Salomon Brothers, also an investment bank. Mr. Altinger received MBA and Bachelor’s degrees in Mechanical Engineering and Economics from Stanford University.

Tripp H. Hardin, age 44, is an independent director of Dividend Capital Trust. Mr. Hardin is a Principal of Trammell Crow Krombach Partners, and he has been active in real estate activities since 1984, focusing primarily on the sale and leasing of industrial, office and commercial properties. He has also been active in real estate investment and build-to-suit transactions. Mr. Hardin graduated from Stanford University with a Bachelor of Science Degree.

John C. O’Keeffe, age 46, is an independent director of Dividend Capital Trust. Mr. O’Keeffe has been active in the construction industry since 1983. He has been associated with Wm. Blanchard Co., a construction management firm located in Springfield, NJ, since 1987. Mr. O’Keeffe serves as a Project Executive, managing the construction of large healthcare projects. He graduated from Denison University in 1983 with a Bachelor’s degree in English Literature.

Bruce L. Warwick, age 67, is an independent director of Dividend Capital Trust. Mr. Warwick has been active in real estate construction activities since 1961 and is currently a Vice Chairman of The Related Companies, overseeing the development of various real estate development projects including office and residential properties throughout the United States. Prior to joining The Related Companies, Mr. Warwick served as Vice Chairman, Development of The Galbreath Company, overseeing development and management in the Eastern Region. Mr. Warwick received a Bachelor of Arts Degree from Colgate University in 1960.

James D. Cochran, age 45, is the Chief Investment Officer of Dividend Capital Trust. Mr. Cochran is also a Managing Director of our advisor and is responsible for capital deployment. He has 20 years of experience in real estate. He most recently spent 10 years with ProLogis where he was a member of the Investment Committee and served as a member of the Board of Directors and Executive Committee for Macquarie ProLogis Trust, a publicly traded listed property trust in Australia. At ProLogis, Mr. Cochran held various positions including acquisition officer, market officer responsible for operations and development in Denver and Kansas City, head of the national acquisition and sales group, and capital markets where he raised private equity for joint ventures in North America. Prior to joining ProLogis, Mr. Cochran worked at TCW Realty Advisors where he held acquisition and leasing positions with a focus on industrial product. Mr. Cochran also worked for Economics Research Associates where he performed market and financial feasibility studies for a variety of development projects. Mr. Cochran has a B.A. from the University of California, Davis and a M.B.A. from The Anderson School at UCLA.

Daryl H. Mechem, CCIM, age 45, is the Managing Director of Dividend Capital Trust. Mr. Mechem is also a Senior Vice President of our advisor and is responsible for property operations. Prior to joining us, Mr. Mechem was most recently a Senior Vice President and Regional Director for Prologis where he had overall responsibilities for the day-to-day real estate operations in the Mid-Atlantic region which encompassed over 43 million square feet in 8 markets (Chicago, Cincinnati, Columbus, Indianapolis, Louisville, New Jersey, Pennsylvania and St. Louis). Mr. Mechem joined Prologis in May 1995 as a Marketing Representative in the Houston market, was promoted to Vice President Market Officer in November of 1999, First Vice President in 2001 and Senior Vice President in January of 2003.

Matthew T. Murphy, age 41, is a senior vice president of Dividend Capital Trust. Mr. Murphy is also the Senior Vice President of Finance and Controller of our advisor and our property manager. Mr. Murphy has been active in the accounting functions in connection with real estate companies since 1989. Prior to joining our advisor in May 2003, Mr. Murphy was a Vice President and Controller of Pritzker Residential, LLC, a privately-owned, fully-integrated multi-family real estate investment company. Prior to joining Pritzker, Mr. Murphy served in various positions with Security Capital Group and its affiliates, including Archstone-Smith Trust and ProLogis. Prior to joining Security Capital Group, Mr. Murphy was a staff accountant with Coopers and Lybrand. Mr. Murphy holds a Bachelor’s degree in Accounting from Colorado State University.

There is no family relationship between our directors or executive officers.

Pursuant to our bylaws and the Maryland General Corporation Law, each director will serve until the next annual meeting of shareholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2006.

Information Regarding our Board of Directors and Committees

Our entire board of directors considers all major decisions concerning our business. However, our board has established various committees so that issues arising in these areas can be addressed in more depth and with greater frequency than may be possible with a full board meeting.

Audit Committee

Our board of directors has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our audit committee meets on a regular basis at least annually and throughout the year as necessary. Our audit committee’s primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the shareholders and others, the system of internal controls which management has established and the audit and financial reporting process, all in accordance with our audit committee charter. Our audit committee is comprised of five directors, three of whom are required to be independent directors. Our audit committee is currently comprised of Philip R. Altinger, Tripp H. Hardin, John C. O’Keeffe, Bruce L. Warwick and Thomas G. Wattles. Messrs. Altinger, Hardin, O’Keeffe and Warwick are independent as defined by New York Stock Exchange Rule 303.01. Mr. Wattles qualifies as an “audit committee financial expert” as defined by the SEC. Our audit committee operates under a written charter that was originally adopted in July 2002. Our audit committee met four times during 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, certain executive officers and certain persons holding more than 10% of our common stock are required to report their initial ownership of our common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and we are required to identify in this proxy statement those persons who did not file these reports when due.

Based solely on the review of the copies of such forms received, or written representations received from certain reporting persons, we believe that all of our officers and directors have filed the reports required of them under Section 16(a) during fiscal year 2005. However, certain filings were deemed late due to administrative errors associated with our Independent Director Option Plan. Our Independent Director Option Plan allows for options to be automatically granted to directors upon the occurrence of certain events and subsequently such options are to be evidenced by a certificate. In 2005, such certificates were issued much later than the actual grant date of such options and therefore the directors were not timely notified of such option grants in order to timely file under Section 16(a). Upon receipt of the option certificates evidencing the grant of such options, the directors promptly filed their respective Forms 4 with the SEC. The following directors were affected in 2005 by this administrative error and therefore had late filings associated with issuances of options under our Independent Director Option Plan; Bruce L. Warwick, John C. O’Keeffe and Tripp H. Hardin each filed one late report with respect to these options. In addition, a Form 3 filed by Mr. Warwick was not filed within 10 days after his appointment as a director.

We did not have any shareholders owning more than 10% of our common stock during fiscal year 2005.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We currently have no paid employees. Day-to-day management activities are performed by our advisor and related affiliates.

Our executive officers are all employees of our advisor. We do not pay any of these individuals cash compensation for serving in their respective positions. See “Item 13. Certain Relationships and Related Transactions” for a discussion of fees paid to our advisor and other affiliates.

Our executive officers qualify for our Employee Option Plan. However, since the plan’s inception through December 31, 2005, no option grants have been made to executive officers.

Compensation Committee Interlocks and Insider Participation

During 2005, the following directors served on our compensation committee: (1) Robert F. Masten, who resigned as an independent director and member of our compensation committee on July 19, 2005, (2) Bruce L. Warwick, who was duly nominated, voted and approved by our board as an independent director and member of our compensation committee on July 19, 2005, (3) James R. Mulvihill, and (4) Lars O. Soderberg. Mr. Mulvihill also served as our Treasurer and Chief Financial Officer. Mr. Soderberg subsequently resigned as an independent director and member of our compensation committee on January 6, 2006.

Compensation of Directors

During 2005, we paid each of our independent directors $5,000 per quarter plus $1,000 for each meeting attended. All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. If a director also was an officer of Dividend Capital Trust, no separate compensation was paid for services rendered as a director.

We have also adopted the Independent Director Option Plan. We have reserved 300,000 shares of common stock for future issuance upon the exercise of stock options granted to the independent directors pursuant to our Independent Director Option Plan. As of December 31, 2005, there were 70,000 options outstanding under the Independent Director Option Plan.

During 2005, 2004 and 2003, our independent directors earned compensation in the aggregate amount of $138,000, $152,000 and $22,500, respectively. Approximately $36,000, $36,000 and $15,000 was accrued as of December 31, 2005, 2004 and 2003, respectively, related to compensation to the independent board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of April 11, 2006 regarding the number and percentage of shares of our common stock beneficially owned by: (i) each director; (ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our shares of common stock issued and outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class (2)
Thomas G. Wattles (Chairman and Director)	61,408	(3)	*
Evan H. Zucker (Chief Executive Officer, President, Secretary and Director)	31,245	(4)	*
James R. Mulvihill (Chief Financial Officer and Director)	30,967	(5)	*
Tripp H. Hardin (Director)	11,305	(6)	*
Bruce L. Warwick (Director)	12,352	(7)	*
John C. O’Keeffe (Director)	9,101	(8)	*
Phillip R. Altinger (Director)	8,000	(9)	*
James D. Cochran (Chief Investment Officer)	5,503		*
Daryl H. Mechem (Managing Director)	2,751		*
Matthew T. Murphy (Senior Vice President)	1,035		*
All director and officers as a group	133,667	(10)	*

*	Less than 0.1% of the outstanding securities of Dividend Capital Trust and its subsidiaries.
(1)	For purposes of this table, a person is deemed to have “beneficial ownership” of the number of shares of common stock that such person has the right to acquire pursuant to the exercise of stock options exercisable within 60 days or pursuant to the redemption of units of limited partnership interests, or units, in our partnership (assuming we elect to issue common stock rather than pay cash upon such redemption). Pursuant to the terms of the Limited Partnership Agreement of our partnership, upon a notice of redemption from a unit holder, our partnership is obligated to redeem units for cash or, at our option, on a one-for-one basis for shares of common stock, subject to certain limitations.
(2)	As of April 11, 2006, 149,156,350 shares of common stock were outstanding. For purposes of computing the percentage of outstanding shares of common stock held by each person, any share of common stock which such person has the right to acquire pursuant to the exercise of stock options exercisable within 60 days or pursuant to the redemption of units (assuming we elect to issue common stock rather than pay cash upon redemption) is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Comprised of 41,408 shares held by Thomas and Joan Wattles Revocable Trust and 20,000 units owned by our advisor, which is indirectly majority owned and/or controlled by John A. Blumberg, Thomas I. Florence, Mr.Mulvihill, Mr.Wattles and Mr.Zucker and their affiliates.
(4)	Comprised of 240 shares held through a company which is majority owned and controlled by Mr. Zucker’s spouse, as to which Mr. Zucker disclaims beneficial ownership, 11,005 shares held through a trust for the benefit of Mr. Zucker and his spouse and 20,000 units owned by our advisor, which is indirectly majority owned and/or controlled by Messrs. Blumberg, Florence, Mulvihill, Wattles and Zucker and their affiliates.
(5)	Comprised of 10,967 shares held through a trust for the benefit of Mr. Mulvihill and his spouse and 20,000 units owned by our advisor, which is indirectly majority owned and/or controlled by Messrs. Blumberg, Florence, Mulvihill, Wattles and Zucker and their affiliates.
(6)	Includes 8,000 shares issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days after April 11, 2006.

(7)	Includes 2,000 shares issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days after April 11, 2006.
(8)	Includes 8,000 shares issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days after April 11, 2006.
(9)	Includes 2,000 shares issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days after April 11, 2006.
(10)	The 20,000 units held beneficially by Messrs. Wattles, Zucker and Mulvihill by virtue of their indirect majority ownership and/or control, together with Messrs. Blumberg and Florence and the affiliates of such individuals, of our advisor are counted once for purposes of calculating the shares beneficially owned by all directors and executive officers as a group.

In addition, Dividend Capital Advisors Group LLC, the parent of our advisor, owns all of the 10,000 Special Units in our partnership that are currently outstanding. Dividend Capital Advisors Group LLC is indirectly majority owned and/or controlled by Messrs. Blumberg, Florence, Mulvihill, Wattles, and Zucker and their affiliates.

Equity Compensation Plan Information

Stock Warrants

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold (see “Item 13. Certain Relationships and Related Transactions”). These warrants, as well as the shares issuable upon their exercise, were registered in connection with our first and second public offerings. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to the Dealer Manager representing all of the warrants the Dealer Manager earned in connection with both of the aforementioned offerings.

Our dealer manager may retain or re-allow these warrants to broker-dealers that participated in the offering, unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. The holder of a soliciting dealer warrant is entitled to purchase one share of common stock from us at a price of $12 per share beginning on the first anniversary of the effective date of the offering in which such warrants were issued and ending five years after the effective date of such offering. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the relevant public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.

The following table shows for our compensation plans and warrants, as a group, the number of shares of our common stock to be issued upon exercise of options outstanding at December 31, 2005, the weighted average exercise price of these options and the number of shares of our common stock remaining available for future issuance at December 31, 2005, excluding shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	177,500	$11.39	(2)	872,500
Equity compensation plans not approved by security holders (3)	2,199,855	$12.00	(4)	—

Total	2,377,355	$11.95		872,500

(1)	Represents our Independent Director Option Plan, of which 70,000 of the authorized 300,000 options are outstanding, and our Employee Option Plan, of which 107,500 of the authorized 750,000 options are outstanding.
(2)	The weighted average exercise price of outstanding options issued under the Independent Director Option Plan is calculated as the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. The weighted average exercise price of outstanding options issued under the Employee Option Plan is calculated as the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date they are granted.
(3)	Represents dealer warrants available to our dealer manager and participating broker dealers, of which 2,199,855 warrants were issued in September 2005.
(4)	The weighted average exercise price of outstanding warrants is calculated as $12 per share, the price at which the holder of a warrant is entitled to purchase one share of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Advisor

Our day-to-day activities are managed by our advisor, an affiliate, under the terms and conditions of an advisory agreement. Our advisor is considered a related party as it is indirectly majority owned and/or controlled by Messrs. Blumberg, Florence, Mulvihill, Wattles and Zucker and their affiliates. Collectively, these individuals have primary responsibility for the management decisions of our advisor and certain of its affiliates, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments and the property management and leasing of these properties.

Our advisor and its affiliates are paid fees in connection with services provided to us and is entitled to reimbursement for certain expenses. In the event the advisory agreement is terminated, our advisor will be paid all accrued and unpaid fees and expense reimbursements and any subordinated fees earned prior to the termination. We will not reimburse our advisor or its affiliates for services for which our advisor or its affiliates are entitled to compensation in the form of a separate fee.

We pay certain acquisition and asset management fees to our advisor. The amount of such acquisition fees was previously equal to 3% of the aggregate purchase price of all properties we acquired up to a cumulative purchase price of $170 million. In March 2004, we reached the cumulative threshold of $170 million in properties and all subsequent acquisitions have been and will continue to be subject to a reduced acquisition fee of 1.0%. During the year ended December 31, 2005, our advisor earned approximately $11.1 million for acquisition fees which are accounted for as part of the historical cost of the acquired properties.

We pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we own in excess of $170 million. During the year ended December 31, 2005, we incurred asset management fees of $8.9 million.

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

During the year ended December 31, 2005, our advisor incurred approximately $8.6 million of offering costs and we reimbursed our advisor approximately $13.3 million for such costs. These costs are reflected in equity as offering costs when such reimbursement obligations are incurred. As of December 31, 2005, the un-reimbursed amount of offering costs incurred by our advisor, since inception (April 12, 2002), was approximately $451,000. As described in Note 7-Public Offerings to the consolidated financial statements included in our annual report on Form 10-K filed on March 16, 2006, we closed the primary offering component of our fourth public offering on January 23, 2006 and we may fully reimburse our advisor for all remaining un-reimbursed offering costs.

Our advisor is obligated to pay all of the offering and marketing related costs associated with our partnership’s private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through our partnership’s private placement. During the year ended December 31, 2005 our partnership incurred approximately $2.3 million payable to our advisor for such expense allowance.

In accordance with the advisory agreement we are obligated, subject to certain limitations, to reimburse our advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the year ended December 31, 2005 we have reimbursed approximately $511,000 respectively, for such costs.

As of December 31, 2005, we owed our advisor approximately $624,000 for various fees and reimbursements as described above which is included in other liabilities on the accompanying consolidated balance sheets.

Our advisor currently owns 20,000 limited partnership units of our partnership, for which it contributed $200,000. Our advisor may not sell any of these units during the period it serves as our advisor. We serve as the general partner of our operating partnership and currently own 200 general partnership units for which we contributed $2,000. As of December 31, 2005, we owned approximately 133,206,784 limited partnership units or over 98% of our partnership. The parent of our advisor owns 10,000 limited partnership units referred to as “Special Units,” for which it contributed $1,000. An affiliate of our advisor also owns 200 shares of our common stock, which it acquired upon our initial formation. The resale of any shares by our affiliates is subject to the provisions of Rule 144 promulgated under the Securities Act, which rule limits the number of shares that may be sold at any one time and the manner of such resale.

Although our advisor and its affiliates generally are not prohibited from acquiring our common stock, our advisor has no options or warrants to acquire shares and has no current plans to acquire shares. The affiliate of our advisor which owns outstanding shares has agreed to abstain from voting any shares it now owns or hereafter acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with our advisor or any of its affiliates.

The Dealer Manager

Our public and private offerings are managed by the Dealer Manager under the terms of certain dealer manager agreements. The Dealer Manager is considered a related party as it is indirectly majority owned and/or controlled by Mr. Charlie Murray, Mr. Mark Quam and Messrs. Blumberg, Florence, Mulvihill, Wattles, and Zucker and their affiliates.

We have entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. As of December 31, 2005, all sales commissions had been re-allowed to participating broker-dealers. For the year ended December 31, 2005, we incurred approximately $49.9 million payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital on the consolidated balance sheets included in our annual report on Form 10-K filed on March 16, 2006.

We have also entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our partnership’s private placement. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our partnership’s private placement. As of December 31, 2005, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. For the year ended December 31, 2005, we incurred up front fees of approximately $7.6 million payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are included in deferred loan costs on the consolidated balance sheets included in our annual report on Form 10-K filed on March 16, 2006.

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to the Dealer Manager representing all of the warrants the Dealer Manager earned in connection with our first and second public offerings. Pursuant to SFAS No. 123, we valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. No warrants were offered in our third or fourth public offering. During the year ended December 31, 2005, the Dealer Manager did not earn any soliciting dealer warrants as all shares sold during such period were in connection with our third and fourth public.

As of December 31, 2005, we owed the Dealer Manager approximately $1.4 million in relation to the fees described above which is included in other liabilities on the accompanying consolidated balance sheets.

The Facilitator

The Facilitator is responsible for the facilitation of transactions associated with our partnership’s private placement. The Facilitator is considered a related party as it is indirectly majority owned and/or controlled by Messrs. Quam, Blumberg, Florence, Mulvihill, Wattles, and Zucker and their affiliates.

We pay the Facilitator up to 1.5% of the gross equity proceeds raised through our partnership’s private placement for transaction facilitation. For the year ended December 31, 2005, we incurred approximately $1.8 million payable to the Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We engaged KPMG LLP to perform the annual audit and related quarterly reviews as well as to provide services in connection with certain regulatory filings for the years ended December 31, 2005 and 2004. The aggregate fees billed or estimated to be billed related to such services were $617,075 and $567,210, respectively, for the years ended December 31, 2005 and 2004.

Audit-Related Fees

We have not engaged KPMG LLP to perform any audit-related services or other services outside the scope of services discussed above.

Tax Fees and All Other Fees

We have not engaged KPMG LLP to perform any tax related services or other services outside the scope of services discussed above.

Audit Committee Pre-approval

Our audit committee shall have the ultimate authority and responsibility to select, evaluate and, when warranted, replace independent public accountants (or to recommend such replacement for shareholder approval in any proxy statement, if applicable). Our audit committee shall approve the fees and other compensation to be paid to the independent public accountants. Our audit committee shall be primarily responsible for monitoring the independence and performance of our independent public accountants. The independent public accountants shall be ultimately accountable to our board of directors and our audit committee.

In discharging its oversight role, our audit committee has the power to conduct or to authorize investigations into any matter brought to its attention with full access to all our books, records, facilities and personnel, including the independent auditors. Our audit committee shall have the resources and authority appropriate to discharge its duties and responsibilities.

In addition, our audit committee shall review the independent public accountants audit plan and engagement letter which discusses the scope, staffing, locations, reliance upon management and internal audit and general audit approach. Our audit committee shall also review the scope of non-audit services performed for us by the independent auditors and approve any significant non-audit relationship with the independent auditors.

Our audit committee approved all the audit and audit related work conducted by KPMG LLP in 2005 and 2004. Additionally, our audit committee has approved KPMG LLP to perform the 2006 annual audit, quarterly reviews, review of related registration statements and the necessary property audits to comply with Rule 3-14.

Our audit committee has considered whether the provision of non-audit services and the provision of services to affiliates of our advisor and its affiliates is compatible with maintaining the independence of KPMG LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

B. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.

By:	/S/ EVAN H. ZUCKER
Evan H. Zucker, Chief Executive Officer and President

Date: April 28, 2006

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS G. WATTLES	Chairman and Director	April 28, 2006
Thomas G. Wattles

/S/ EVAN H. ZUCKER	Chief Executive Officer, President, Secretary and Director	April 28, 2006
Evan H. Zucker

/S/ JAMES R. MULVIHILL	Chief Financial Officer, Treasurer and Director	April 28, 2006
James R. Mulvihill

/S/ PHILLIP R. ALTINGER	Director	April 28, 2006
Phillip R. Altinger

/S/ TRIPP H. HARDIN	Director	April 28, 2006
Tripp H. Hardin

/S/ JOHN C. O’KEEFFE	Director	April 28, 2006
John C. O’Keeffe

/S/ BRUCE L. WARWICK	Director	April 28, 2006
Bruce L. Warwick

EXHIBIT INDEX

Exhibit Number	Description
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.