Form 10-Q
period 2006-03-31
DIVIDEND CAPITAL TRUST INC
filed 2006-05-10
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of April 30, 2006, 150,463,599 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share information)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Land	$329,097	$327,428
Buildings and improvements	1,502,256	1,499,414
Intangible lease assets	153,517	155,276
Construction in progress	36,938	12,807

Total Investment in Properties	2,021,808	1,994,925
Less accumulated depreciation and amortization	(119,206)	(96,604)

Net Investment in Properties	1,902,602	1,898,321
Investments in and advances to unconsolidated joint ventures	10,450	6,090

Net Investment in Real Estate	1,913,052	1,904,411
Cash and cash equivalents	297,549	94,918
Restricted cash	6,432	5,027
Notes receivable	10,147	9,670
Deferred loan costs, net	6,158	6,498
Deferred loan costs - financing obligation, net	15,680	12,270
Deferred acquisition costs and deposits	5,221	2,855
Straight line rent and other receivables	16,758	18,347
Other assets, net	4,721	3,699

Total Assets	$2,275,718	$2,057,695

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$24,653	$26,139
Distributions payable	23,259	19,787
Tenant prepaids and security deposits	9,508	9,321
Other liabilities	3,694	6,769
Intangible lease liability, net	9,794	10,320
Lines of credit	18	16
Unsecured notes	50,000	—
Mortgage notes	640,040	642,242
Financing obligations	190,750	154,713

Total Liabilities	951,716	869,307
Minority Interest	66,798	55,577

Shareholders’ Equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares $0.01 par value, 350,000,000 shares authorized, 149,154,163 and 133,206,784 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	1,492	1,332
Additional paid-in capital	1,378,697	1,235,156
Distributions in excess of earnings	(121,883)	(100,888)
Accumulated other comprehensive loss	(1,102)	(2,789)

Total Shareholders’ Equity	1,257,204	1,132,811

Total Liabilities and Shareholders’ Equity	$2,275,718	$2,057,695

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited, in thousands, except per share information)

	For the Three Months Ended March 31,
	2006	2005
REVENUE:
Rental revenue	$46,680	$19,602
Institutional capital management fees	52	—

Total Revenue	46,732	19,602

EXPENSES:
Rental expenses	4,462	2,435
Real estate taxes	6,481	2,384
Depreciation and amortization expense	24,492	12,350
General and administrative expense	730	728
Asset management fees, related party	3,518	1,179

Total Expenses	39,683	19,076

Net Operating Income	7,049	526

Other Income and Expenses:
Equity in earnings (loss) of unconsolidated joint ventures, net	(53)	—
Gain from disposition of real estate interests	3,988	—
Interest expense, including amortization of $318 and $407, respectively	(11,681)	(3,718)
Interest income	2,462	610

Total Other Income and Expenses	(5,284)	(3,108)

Net Income Before Minority Interest	1,765	(2,582)

Minority Interest	(190)	—

NET INCOME (LOSS)	$1,955	$(2,582)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	145,402	74,421

Diluted	147,315	74,441

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.03)

Diluted	$0.01	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

and Other Comprehensive Loss

For the Three Months Ended March 31, 2006

(Unaudited, in thousands)

	Common Shares		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2005	133,207	$1,332	$1,235,156	$(100,888)	$(2,789)	$1,132,811

Comprehensive income:
Net income	—	—	—	1,955	—	1,955
Net unrealized gain from cash flow hedging derivatives	—	—	—	—	1,524	1,524
Amortization of cash flow hedging derivatives	—	—	—	—	163	163

Comprehensive income						3,642
Issuance of common shares, net of offering costs	16,195	162	145,897	—	—	146,059
Redemption of common shares	(248)	(2)	(2,372)	—	—	(2,374)
Amortization of stock options	—	—	16	—	—	16
Dividends on common shares	—	—	—	(22,950)	—	(22,950)

Balance at March 31, 2006	149,154	$1,492	$1,378,697	$(121,883)	$(1,102)	$1,257,204

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$1,955	$(2,582)
Minority interest share of net loss	(190)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	53	—
Gain from disposition of real estate interests	(3,988)	—
Real estate depreciation and amortization	24,492	12,350
Other depreciation and amortization	1,270	829
Increase in other assets	(2,716)	(560)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,286)	716

Net cash provided by operating activities	19,590	10,753

INVESTING ACTIVITIES:
Real estate investments	(133,789)	(76,520)
Proceeds from disposition of real estate investments	102,740	—
(Increase) decrease in deferred acquisition costs	(2,366)	1,344
Increase in notes receivable	(650)	(3,940)
Master lease payments	87	1,102

Net cash used in investing activities	(33,978)	(78,014)

FINANCING ACTIVITIES:
Net proceeds on line of credit	2	4
Proceeds from unsecured notes	50,000	—
Proceeds from mortgage notes	—	57,000
Principal payments on mortgage notes	(2,202)	(414)
Proceeds from financing obligations	50,046	17,958
Principal payments on financing obligations	(644)	(361)
Increase in deferred loan costs	(84)	(545)
Increase in deferred loan costs—financing obligation	(4,844)	(1,608)
Proceeds from sale of common shares	154,749	138,595
Offering costs for issuance of common shares, related party	(14,685)	(13,579)
Redemption of common shares	(6,249)	(1,188)
Decrease in restricted cash	98	560
Settlement of cash flow hedging derivative	—	(1,822)
Distributions to common shareholders	(8,575)	(4,564)
Distributions to minority interest	(593)	—

Net cash provided by financing activities	217,019	190,036

NET INCREASE IN CASH AND CASH EQUIVALENTS	$202,631	$122,775

CASH AND CASH EQUIVALENTS, beginning of period	$94,918	$23,520

CASH AND CASH EQUIVALENTS, end of period	$297,549	$146,295

Supplemental Disclosures of Cash Flow Information
Cash paid for interest expense	$11,869	$3,808
Assumption of secured debt in connection with real estate acquired	$—	$22,465
Amount issued pursuant to the distribution reinvestment plan	$11,055	$5,174

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

Our day-to-day activities are managed by Dividend Capital Advisors LLC (our advisor), an affiliate, under the terms and conditions of an advisory agreement. Our advisor is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of our public and private offerings. The Dealer Manager is also indirectly owned by three of our directors and certain officers and/or their affiliates and other third parties. Our advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our public and private offerings and for the investment and management of our real estate assets.

Currently, there are no employees of Dividend Capital Trust and its subsidiaries. All management and administrative personnel responsible for conducting our business are currently employed by our advisor and the Dealer Manager. Currently, our advisor and its affiliates have over 90 full-time employees engaged in business activities on our behalf.

Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2005, and related notes thereto as filed on Form 10-K on March 16, 2006.

Reclassifications

Certain items in the consolidated financial statements for periods in 2005 have been reclassified to conform to the current period classifications.

Investment in Real Estate

We capitalize direct costs associated with the acquisition, development or improvement of real estate, including acquisition fees paid to our advisor. Costs associated with acquisition or development pursuits are

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real estate assets are also capitalized as incurred. However, costs incurred in making repairs to and for maintaining our real estate which do not extend the life of our assets are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). The allocation of the total cost to land, building, land improvements and tenant improvements is based on our estimate of their fair value based on all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. These assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to revenue.

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

Equity Method

We present investments in certain unconsolidated joint ventures under the equity method. The equity method is used when we have the ability to exercise significant influence over operating and financial policies of a joint venture but do not control the joint venture. Under the equity method, these investments (including advances to the joint venture) are initially recorded in our consolidated balance sheets at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments as appropriate. Such investments are included in investments in and advances to unconsolidated joint ventures on the accompanying balance sheets to the consolidated financial statements (see Note 8—Investments in and Advances to Unconsolidated Joint Ventures).

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Comprehensive Income (Loss)

We report comprehensive income (loss) in the accompanying consolidated statements of shareholders’ equity and other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to hedging transactions will be amortized to interest expense over the life of our hedged debt issuances. Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions are reported in the accompanying consolidated statements of operations.

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

As of March 31, 2006, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the changes in the fair value of the derivative that represent changes in expected future cash flows that are effectively hedged by the derivative are initially reported in other comprehensive income (loss) on our consolidated statements of shareholders’ equity and other comprehensive loss (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the hedge is recognized in other comprehensive loss and amortized over the term of the designated cash flow or transaction the derivative was intended to hedge. Any change in value of the derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes.

Our objective in using derivatives is to add stability to future interest expense and to manage our exposure to interest rate movements associated with our forecasted debt issuances. To accomplish this objective, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During 2006 and 2005, such derivatives were used to hedge the variability in future interest expense associated with forecasted issuances of debt, which includes the issuance of new debt as well as refinancing of existing debt upon maturity.

Revenue Recognition

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers that we expect to collect over the remaining lease term rather than currently, which will be recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended March 31, 2006 and 2005, the total increase to rental revenues due to straight-line rent adjustments was approximately $2.3 million and $801,000, respectively.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In connection with property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the three months ended March 31, 2006 and 2005, the total net decrease to rental revenues due to the amortization of above and below market rents was approximately $431,000 and $443,000, respectively.

In connection with certain property acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue. For the three months ended March 31, 2006 and 2005, the total master lease payments received were approximately $87,000 and $1.1 million, respectively.

Stock-Based Compensation

We have a stock-based Employee Option Plan and an Independent Director Option Plan. We previously accounted for these plans pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) and its related interpretations (see Note 10—Option Plans and Warrant Purchase Agreements). Options granted under our Independent Director Option Plan and the Employee Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expense on the accompanying consolidated statements of operations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. The adoption of SFAS No. 123(R) requires the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. We adopted SFAS No. 123(R) during the first quarter of 2006 and there was no material impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period ending after December 15, 2005 for all existing agreements. We adopted the requirements of this consensus in the third quarter of 2005 and such adoption did not have a material impact on our financial position, results of operations or cash flows.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 2—Real Estate

Our consolidated real estate assets primarily consist of operating properties, properties under development and land held for future development. Our real estate assets, presented at historical cost, include the following (amounts in thousands):

	March 31, 2006	December 31, 2005
Operating properties	$1,976,833	$1,978,475
Properties under development	36,960	8,401
Land held for development	8,015	8,049

Total investment in properties	2,021,808	1,994,925
Less accumulated depreciation and amortization	(119,206)	(96,604)

Net investment in properties	$1,902,602	$1,898,321

Acquisition Activity

During the three months ended March 31, 2006, we acquired 13 properties located in eight markets, aggregating approximately 3.4 million square feet for a total cost of approximately $128.1 million, including acquisition fees paid to our advisor. These properties were acquired using net proceeds from our public and private offerings and debt issuances.

Notable Acquisition

Parkwest II Portfolio—Cincinnati, Ohio

On January 6, 2006, we purchased a portfolio of three properties (“Parkwest II”) comprising 891,660 square feet located in Cincinnati, Ohio. As of March 31, 2006, Parkwest II had 857,060 square feet leased to five customers. The remaining vacant space of approximately 34,600 square feet is subject to a master lease agreement whereby the seller is obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. Such master lease payments are reflected as a reduction of the basis in the underlying property rather than rental revenue in accordance with GAAP. We purchased Parkwest II for a total investment of approximately $42.2 million, including acquisition fees paid to our advisor.

Disposition Activity

Contribution of Properties to an Institutional Fund

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait (our “Partner”) to create an institutional fund, DCT Fund I LLC (the “Fund”), that owns and operates industrial properties located in the United States. We contributed six industrial properties to the Fund, aggregating approximately 2.6 million square feet after completion of a 330,000 square foot expansion project. The approximate contribution value of the six buildings upon completion of the expansion is $122.8 million. Contemporaneously with our contribution, the Fund issued approximately $84.4 million of secured non-recourse debt and our Partner contributed $19.7 million of equity to the Fund. Upon receipt of these proceeds, the Fund made a special distribution to us of approximately $102.7 million. Upon completion of the expansion, the Fund will make another special distribution to us and at such time we will recognize the sale of such expansion. The expansion project is estimated to be completed in June 2006. After these transactions, our ownership will be approximately 20% and our Partner’s ownership will be approximately 80%.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The contribution of the six properties into the Fund (exclusive of the expansion project) resulted in a gain of approximately $5.0 million of which approximately $4.0 million was recognized in our earnings for the three months ended March 31, 2006. This $4.0 million corresponds to our Partner’s ownership interest in the Fund (i.e., 80% of the total gain). The remaining gain of $1.0 million has been deferred and will be amortized to earnings over the weighted average lives of the Fund’s properties.

Pursuant to our joint venture agreement, we act as asset manager for the Fund and earn certain fees including asset management fees and leasing commissions, as well as other fees related to the properties we manage. Such fees totaled approximately $52,000 for the three months ended March 31, 2006. In addition to these fees, after the partners are repaid their respective capital contributions plus a preferred return, we have the right to receive a promoted interest in the Fund based on performance. Although the Fund’s day-to-day business affairs are managed by us, all major decisions are determined by both us and our Partner.

Development and Expansion Projects

SouthCreek IV Distribution Facility

On May 19, 2005, we entered into a joint venture agreement with SV Atlanta SouthCreek IV, L.P. (“SouthCreek”), an unrelated third-party, to acquire 37 acres of land and to develop a 556,800 square foot distribution facility located in Atlanta, Georgia. Pursuant to the joint venture agreement, SouthCreek and we will provide approximately 3% and 97%, respectively, of the required equity capital, which is estimated to be approximately $5.6 million, to fund the development project. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SouthCreek’s interest in the venture at anytime after the later to occur of (i) stabilization of the project, and (ii) the date 18 months after completion of the project. We currently estimate that the facility will be completed in June 2006 for a total estimated cost of approximately $16.5 million. Our investment in this joint venture is included in investment in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

Veterans Parkway

On October 20, 2005, we purchased a shell-complete building comprising approximately 189,000 square feet and a pad-ready land parcel located in Chicago, Illinois from Seefried Properties (“Seefried”), a third-party developer. In connection with the acquisition, we entered into a joint venture agreement with Seefried to stabilize the shell-complete building and to complete the development of a second building on the pad-ready land parcel. Upon the shell-complete building reaching stabilization, either member of the joint venture has the right to initiate a put/call procedure pursuant to which we would acquire the remaining interest held by Seefried in the joint venture based on previously negotiated terms, mostly dependent upon leasing.

Buford Distribution Center

In October 2004, we entered into a forward purchase commitment with Wachovia Bank National Association (“Wachovia”) in connection with our commitment to acquire two buildings, referred to as the Buford Distribution Center, totaling 677,667 square feet from an unrelated third-party developer. We entered into a binding agreement with Wachovia, the construction lender, to purchase the buildings at a price of up to $29.0 million and thereby retire the related construction financing. On March 31, 2006, we acquired this development project from the third-party developer and retired the debt with Wachovia for approximately $20 million.

Memphis Trade Center III Expansion

In 2005, we entered into an agreement with Johnson and Johnson Health Care Systems, Inc. (“J&J”), a current customer which leases 440,000 square feet in our Memphis Trade Center III, to expand J&J’s space in the

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

existing building to an aggregate of 770,000 square feet. Subsequent to us entering into this agreement, we entered into an agreement to create the Fund and contribute this property into the Fund (see—Disposition Activity—Contribution of Properties to an Institutional Fund). We expect to complete this expansion in June 2006.

Forward Purchase Commitment

On March 28, 2005, a wholly-owned subsidiary of our partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unaffiliated third-party, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC (“Deltapoint”), a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to the operating agreement of Deltapoint, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the distribution facility from Deltapoint upon completion. The purchase price of Delta point would be based on pre-negotiated terms, mostly dependent upon leasing, with a minimum purchase price equal to actual development costs.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 3—Debt

As of March 31, 2006, and December 31, 2005, our debt consisted of the following (dollar amounts in thousands):

	Assumption/ Issuance Date	Stated Interest Rate	Adjusted Interest Rate (5)	Maturity Date	Outstanding Balance as of
					March 31, 2006	December 31, 2005
Unsecured Debt:
ING Investment Management (1)	January 2006	5.68%	6.03%	January 2014	$50,000	$—
Secured Mortgage Debt:
New York Life	December 2003	5.00%	5.00%	March 2011	39,112	39,328
ING Investment Management (1)	December 2004	5.31%	5.34%	January 2015	54,728	54,994
ING Investment Management (1)	January 2005	4.40%	5.42%	January 2010	56,682	56,997
ING Investment Management	September 2005	4.97%	4.97%	October 2013	3,926	3,926
Assumed Secured Mortgage Debt (2):
Principal	June 2004	7.08%	4.81%	July 2008	16,590	16,711
Principal	June 2004	7.21%	4.81%	July 2008	11,318	11,371
Prudential	June 2004	6.40%	6.09%	November 2012	12,653	12,688
Principal	November 2004	6.22%	4.18%	September 2012	3,739	3,760
Legacy	February 2005	7.40%	5.21%	December 2017	1,407	1,426
Prudential	March 2005	5.69%	5.22%	December 2013	7,980	8,050
State Farm	March 2005	6.72%	5.62%	November 2022	12,314	12,413
Column Financial, Inc.	April 2005	6.30%	5.18%	September 2012	27,045	27,146
John Hancock	April 2005	6.91%	5.25%	September 2013	6,124	6,200
TIAA	May 2005	8.50%	4.71%	October 2008	8,048	8,072
Fortis Benefits Insurance Co.	May 2005	7.25%	4.70%	July 2008	2,478	2,496
ING Investment Management	June 2005	4.89%	4.73%	February 2008	19,998	19,998
Mass Mutual	June 2005	6.79%	4.91%	July 2011	4,672	4,689
Key Bank	July 2005	6.44%	4.72%	October 2012	7,146	7,176
Key Bank	July 2005	6.84%	4.72%	September 2012	8,287	8,314
Transamerica	July 2005	6.97%	4.75%	June 2013	11,243	11,388
Bear, Stearns Funding, Inc.	December 2005	7.22%	5.16%	March 2008	6,425	6,470
Nationwide	July 2005	5.06%	5.06%	January 2011	57,494	57,494
Nationwide	July 2005	4.72%	4.72%	April 2011	50,150	50,150
Jackson	July 2005	5.16%	5.16%	July 2012	62,740	62,740
Jackson	July 2005	4.91%	4.91%	April 2012	62,600	62,600
New York Life	July 2005	4.79%	4.79%	October 2011	50,549	50,549
New York Life	July 2005	4.90%	4.90%	October 2011	25,237	25,237

Weighted Avg./Totals (3)		5.38%			$680,685	$632,383
Premiums, Net of Amortization (2)					9,355	9,859

Carrying Value of Debt			5.12%		$690,040	$642,242

Senior Unsecured Revolving Credit Facility
JP Morgan	December 2005	(4)	n/a	December 2008	$—	$—

Senior Secured Revolving Credit Facility
JP Morgan	October 2003	(4)	7.75%	December 2008	$18	$16

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(1)	We assigned certain derivative instruments to these notes and pursuant to SFAS No. 133 (see Note 1—Organization and Summary of Significant Accounting Policies), the fair value of these derivative instruments will be amortized to interest expense over the life of the assigned notes.
(2)	These mortgages were assumed in conjunction with the acquisition of properties and, pursuant to SFAS No. 141 (see Note 1—Organization and Summary of Significant Accounting Policies), the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.
(3)	Weighted-average interest rates are based upon outstanding balances as of March 31, 2006.
(4)	Our senior unsecured revolving credit facility bears interest at either LIBOR plus 0.875% to 1.375% or at our election prime. Our senior secured revolving credit facility bears interest at either prime (7.750% at March 31, 2006) or, at our election, LIBOR plus 1. 250% to 1.750%.
(5)	Reflects the impact to interest rates of GAAP adjustments for purchase price allocation and hedging transactions. These rates do not reflect the impact of other interest expense items such as fees and the amortization of loan costs.

As of March 31, 2006, the historical cost of all our properties was approximately $2.0 billion and the historical cost of all properties securing our fixed rate mortgage debt and senior secured credit facility was approximately $1.2 billion and $126.9 million, respectively. Our debt has various financial covenants and we were in compliance with all of these covenants at March 31, 2006.

Lines of Credit

In December 2005, we amended our existing $225 million senior secured revolving credit facility such that it is now a $250 million unsecured facility with a syndicated group of banks led by JP Morgan Securities. The facility matures in December 2008 and has provisions to increase its total capacity to $400 million. At our election, the facility bears interest either at LIBOR plus 0.875% to 1.375%, depending upon our consolidated leverage, or at prime and is subject to an annual 0.25% facility fee. The facility contains various covenants including financial covenants with respect to consolidated leverage, net worth, unencumbered assets, interest and fixed charge coverage and secured debt to secured asset value. As of March 31, 2006, we were in compliance with all these financial covenants. As of March 31, 2006 and December 31, 2005, there was no outstanding balance on this facility.

Contemporaneously with the amendment of our secured credit facility, we entered into a $40 million senior secured revolving credit facility with a separate syndicated bank group led by JP Morgan Securities pursuant to which the bank group has agreed to advance funds to our partnership and third-party investors in our partnership’s private placement using undivided tenancy-in-common interests in our buildings as collateral. The facility matures in December 2008 and has provisions to increase its total capacity to $80 million. At our election, the facility bears interest either at LIBOR plus 1.25% to 1.75%, depending upon our consolidated leverage, or at prime and is subject to an unused facility fee. The facility contains various covenants including financial covenants with respect to consolidated leverage, net worth, interest and fixed charge coverage and secured debt to secured asset value. As of March 31, 2006, we were in compliance with all these financial covenants. According to the terms of the facility, in addition to our borrowings, any loans made to third-party investors in our partnership’s private placement reduce the total capacity available from the facility. In addition, the obligations of the borrowers under the facility are several but not joint. As of March 31, 2006 and December 31, 2005, approximately $30.6 million and $14.1 million, respectively, of loans had been advanced to such third parties and we had an outstanding balance of $18,000 and $16,000, respectively.

Debt Issuances

In January 2006, we issued $50 million of unsecured, non-recourse debt with a fixed interest rate of 5.68% which matures in January 2014. The underlying notes require interest only payments until maturity at which time

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

a lump sum payment is due. In September 2005, we issued $3.9 million of secured, non-recourse debt with a fixed interest rate of 4.97% which matures in October 2013. The underlying note requires interest only payments until April 1, 2007 at which time monthly payments of principal and interest are required. In January 2005, we issued $57.0 million of secured, non-recourse debt with a stated fixed interest rate of 4.40% which matures in 2010. Prior to January 1, 2006, the underlying notes required monthly payments of interest only and thereafter monthly payments of principal and interest are required.

Debt Assumptions

During the three months ended March 31, 2006, we did not assume any debt in connection our property acquisitions. During the year ended December 31, 2005, we assumed nineteen secured, non-recourse notes, totaling $434.1 million, excluding premiums, in conjunction with the acquisition of certain properties (see Note 2—Real Estate). These assumed notes bear interest at fixed and variable rates ranging from 4.72% to 8.50% and require monthly payments of either interest, or principal and interest. The maturity dates of such assumed notes range from February 2008 to November 2022. Pursuant to SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $8.7 million, which is amortized to interest expense over the remaining life of the underlying notes. For the three months ended March 31, 2006 and 2005, the amortization of these premiums resulted in a decrease of approximately $504,000 and $161,000, respectively, of interest expense.

Note 4—Hedging Activities

During the three months ended March 31, 2006, we entered into forward-starting interest rate swaps to hedge our interest rate risk associated with forecasted fixed-rate debt issuances that are expected to occur during the period from 2008 through 2012. These forward-starting interest rate swaps have been designated as cash flow hedges.

Unrealized gains of $1.5 million and $2.1 million were recorded during the three months ended March 31, 2006 and 2005, respectively, to shareholders’ equity and comprehensive loss as a result of the change in fair value of the outstanding hedges. As of March 31, 2006, and December 31, 2005, the accumulated other comprehensive loss balance pertaining to the hedges was $1.1 million and $2.8 million, respectively. Amounts reported in accumulated other comprehensive loss related to derivatives will be amortized to interest expense as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $616,000 will be amortized from other comprehensive loss to interest expense resulting in an increase in our interest expense.

Note 5—Public Offerings

Since December 2002, we have conducted four successive public offerings of our common stock on a continuous basis and raised approximately $1.4 billion of net proceeds. On January 23, 2006, we closed the primary offering component of our fourth public offering, but we will continue to offer shares pursuant our distribution reinvestment plan.

These offerings have been conducted pursuant to four registration statements filed with the SEC throughout this time period and were managed by the Dealer Manager (see Note 9—Related Party Transactions). Pursuant to the first two registration statements, we sold our common stock at a price of $10.00 per share and, pursuant to the third and fourth registration statements, we sold our common stock at a price of $10.50 per share.

As of March 31, 2006, approximately 149.2 million shares of common stock were issued and outstanding. The net proceeds from the sale of these securities were transferred to our partnership on a one-for-one basis for limited partnership units. Our partnership has used these proceeds to fund the acquisition or development of our properties.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 6—Our Partnership’s Private Placement

Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act and, as of March 31, 2006, the historical cost of all properties included in our partnership’s private placement was $209.7 million. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to accredited investors are 100% leased by our partnership, and such leases contain purchase options whereby our partnership has the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code.

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

During the three months ended March 31, 2006 and 2005, we raised approximately $50.0 million and $18.0 million, respectively, from the sale of undivided tenancy-in-common interests in four buildings, which is included in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98 “Accounting for Leases” (“SFAS No. 98”). We have leased the undivided interests sold to unrelated third parties, and in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreements are recognized as interest expense using the interest method. In addition, the lease agreements each provide for a purchase option whereby our partnership may purchase each undivided tenancy-in-common interest after a certain period of time in exchange for limited partnership units.

During the three months ended March 31, 2006 and 2005, we incurred approximately $2.8 million and $687,000, respectively, of rental expense under various lease agreements with these third-party investors. A portion of such amounts were accounted for as a reduction of the principal outstanding balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying consolidated financial statements. The various lease agreements in place as of March 31, 2006, contain expiration dates ranging from November 2013 to December 2025.

During the three months ended March 31, 2006 and 2005, our partnership incurred upfront costs of approximately $4.8 million and $1.6 million payable to our advisor and other affiliates for affecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our partnership elects to exercise any purchase option as described above and issue limited partnership units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98 in order to recognize the sale of such fractional interests.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

On March 22, 2006, pursuant to a master lease agreement, our partnership exercised its purchase option to buy certain tenancy-in-common interests it had previously sold in a property located in Plainfield, Indiana. In connection with the exercise of this option, our partnership issued approximately 1.3 million limited partnership units valued (using the most recent selling price of our common stock of $10.50 per share) at approximately $13.8 million to third-party investors holding such tenancy-in-common interests. Such unit holders will have substantially the same economic interest as our common shareholders (see Note 7—Minority Interest).

Note 7—Minority Interest

Minority interest consists of the following (dollar amounts are in thousands):

	March 31, 2006	December 31, 2005
Limited partnership Special Units	$1	$1
Limited partnership units:
Net investment	28,320	16,149
Distributions	(602)	(303)
Share of cumulative net loss	(23)	(49)

Sub-total	27,695	15,797
Cabot limited partnership units:
Net investment	40,314	40,314
Distributions	(798)	(338)
Share of cumulative net loss	(692)	(477)

Sub-total	38,824	39,499
Cabot non-voting common stock:
Net investment	63	63
Distributions	(1)	—
Share of cumulative net loss	(1)	—

Sub-total	61	63
Veterans Parkway membership interest:
Net investment	217	217

Sub-total	217	217

Total	$66,798	$55,577

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

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Limited Partnership Units

At March 31, 2006, we owned approximately 98% of our partnership and the remaining interest in our partnership was owned by third-party investors and our advisor. After a period of one year, limited partnership units are redeemable at the option of the unit holder. We have the option of redeeming the limited partnership units with cash or with shares of our common stock. At inception (April 12, 2002), our partnership issued 20,000 limited partnership units to our advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our partnership. In addition, as of March 31, 2006, we had issued approximately 3.1 million limited partnership units to third-party investors in connection with our partnership’s private placement (see Note 6—Our Partnership’s Private Placement).

Cabot Limited Partnership Units

On July 21, 2005, we completed a merger and acquired all of the outstanding common stock of Cabot Industrial Value Fund, Inc. (“Cabot”). Through our ownership of Cabot, we acquired an approximate 87% interest in Cabot Industrial Value Fund, LP (the “Cabot Partnership”), which, as of March 31, 2006, owned a portfolio of 104 properties with a combined historical cost of approximately $663.8 million located in 12 markets throughout the United States and had approximately $308.8 million of mortgage debt outstanding. Pursuant to the Cabot merger, the third-party investors that were limited partners in the Cabot Partnership prior to the Cabot merger remained limited partners after the merger. As of March 31, 2006, the limited partners owned approximately 12.5% of the Cabot Partnership. Contemporaneously with the merger, we entered into a Put/Call Agreement whereby we had the option to acquire the limited partners’ remaining interest in the Cabot Partnership. Under this agreement, the remaining limited partners had an initial option to put the remaining interests to us beginning April 1, 2006 and ending July 1, 2006 and we had an initial option to call the remaining interests beginning April 1, 2007 and ending July 1, 2007. On April 1, 2006, the limited partners exercised their put option and on April 21, 2006 we purchased the remaining interests from the limited partners for cash of approximately $40.4 million. Income and losses of the Cabot Partnership are allocated pro rata based on the partners’ ownership interests.

Cabot Non-Voting Common Stock

In August 2005, our advisor and its affiliates acquired 126 shares of Cabot’s non-voting common stock for a purchase price of $500 each or $63,000 in the aggregate. Our advisor purchased these shares on behalf of its employees and other affiliates and the proceeds from the sale of these non-voting common shares were used to invest in the Cabot Partnership. Collectively, as of March 31, 2006, these non-voting shares of common stock represent less than a 0.1% ownership of Cabot and the holders of these shares will participate in the distributions of Cabot, which are based on the performance of the Cabot portfolio of properties, in proportion to their respective ownership percentages.

Veterans Parkway Membership Interest

On October 20, 2005, we purchased a shell-complete building comprising approximately 189,000 square feet and a pad-ready land parcel located in Chicago, Illinois from Seefried and entered into a related joint venture with Seefried (see Note 2—Real Estate—Development and Expansion Projects). We contributed approximately 95% of the equity capital to the joint venture and Seefried contributed the remaining equity capital of approximately 5%. Both parties will receive a preferred return on their respective capital contributions and, after the parties are repaid their capital contributions plus their preferred returns from the joint venture, Seefried will be entitled to a promoted interest on any excess earnings.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 8—Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds with institutional investors. As of March 31, 2006, such joint ventures were not defined as variable interest entities pursuant to FASB Interpretation No. 46(R): “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”. The following describes our unconsolidated joint ventures as of March 31, 2006 and December 31, 2005 (dollar amounts are in thousands).

Unconsolidated Joint Ventures	Ownership Percentage	Buildings	Square Feet	Net Equity Investment
				March 31, 2006	December 31, 2005
Institutional Fund:
DCT Fund I LLC (1)	20%	6	2,317,192	$4,180	$—
Developments:
SouthCreek IV (2)	98%	1	556,800	5,944	5,937
Panattoni Investments (3)	2.5%	3	2,086,698	326	153

Total		10	4,960,690	$10,450	$6,090

(1)	For a description of this Institutional Fund, see Note 2—Real Estate—Disposition Activity.
(2)	For a description of this Development Project, see Note 2—Real Estate—Development and Expansion Projects.
(3)	On March 26, 2004, we entered into a strategic relationship with Panattoni Investments LLC, pursuant to which we committed to fund up to $15 million into various development projects through loans evidenced by notes receivable that initially bear interest at 9.5%. We have obtained with respect to each development project an option that gives us the right to purchase an equity interest in the entity owning the underlying property. This equity interest may be up to 5% of the total amount of the related principal note balance outstanding at the time of contribution, which, if exercised, increases the interest earned on the reduced principal balance of the note to 10% thus maintaining our yield. We have exercised certain options with respect to certain of the development projects.

Note 9—Related Party Transactions

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

We have entered into an advisory agreement with our advisor pursuant to which we pay certain acquisition and asset management fees to our advisor. The amount of such acquisition fees is equal to 1% of the aggregate purchase price of all properties we acquire. During the three months ended March 31, 2006 and 2005, our advisor earned approximately $1.2 million and $1.0 million, respectively, for acquisition fees which are accounted for as part of the historical cost of the acquired properties.

We pay our advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we own in excess of $170 million. During the three months ended March 31, 2006 and 2005, we incurred asset management fees of $3.5 million and $1.2 million, respectively.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

During the three months ended March 31, 2006 and 2005, our advisor incurred approximately $893,000 and $2.1 million, respectively, of offering costs. During the three months ended March 31, 2006 and 2005, we reimbursed our advisor approximately $1.3 million and $2.8 million, respectively, for such costs. These costs are reflected in equity as offering costs when such reimbursement obligations are incurred. We closed the primary offering component of our fourth public offering on January 23, 2006, and, as of March 31, 2006, we had reimbursed our advisor for all of the then existing un-reimbursed offering costs. However, our advisor expects to realize additional costs relating to our offerings in the future and to the extent our advisor incurs such costs, we will be required to reimburse our advisor up to 2% of the gross proceeds raised in our public offerings of our common stock.

Our advisor is obligated to pay all of the offering and marketing related costs associated with our partnership’s private placement. However, our partnership is obligated to pay our advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through our partnership’s private placement. During the three months ended March 31, 2006 and 2005, our partnership incurred approximately $1.0 million and $321,000, respectively, payable to our advisor for such expense allowance.

In accordance with the advisory agreement we are obligated, subject to certain limitations, to reimburse our advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three months ended March 31, 2006 and 2005, we have reimbursed approximately $161,000 and $93,000, respectively, for such costs.

As of March 31, 2006, our advisor owed us approximately $751,000 (as a result of us over-reimbursing our advisor for offering costs of approximately $2.3 million offset by approximately $1.5 million that we owed the advisor for various fees and reimbursements), which is included in other assets on the accompanying consolidated balance sheets. The over-reimbursement was repaid to us in April 2006, net of a reserve for anticipated offering costs. As of December 31, 2005, we owed our advisor approximately $624,000 for various fees and reimbursements as described above, which is included in other liabilities on the accompanying consolidated balance sheets.

The Dealer Manager

Our public and private offerings are managed by the Dealer Manager under the terms of certain dealer manager agreements. Our Dealer Manager is considered a related party as certain indirect owners and employees of the Dealer Manager serve as our executives.

We have entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also pay up to a 6% sales commission

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

of gross offering proceeds raised pursuant to our public offerings of common stock. As of March 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. For the three months ended March 31, 2006 and 2005, we incurred approximately $10.9 million and $10.8 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets.

We have also entered into a dealer manager agreement with the Dealer Manager pursuant to which we pay a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our partnership’s private placement. We also pay the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our partnership’s private placement. As of March 31, 2006, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. For the three months ended March 31, 2006 and 2005, we incurred up front fees of approximately $3.1 million and $1.0 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. Such amounts are included in deferred loan costs on the accompanying consolidated balance sheets.

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to the Dealer Manager representing all of the warrants the Dealer Manager earned in connection with our first and second public offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. No warrants were offered in our third or fourth public offering. During the three months ended March 31, 2006 and 2005, the Dealer Manager did not earn any soliciting dealer warrants as all shares sold during these periods were in connection with our third and fourth public offerings.

As of March 31, 2006 and December 31, 2005, we owed the Dealer Manager approximately $73,000 and $1.4 million, respectively, in relation to the fees described above which is included in other liabilities on the accompanying consolidated balance sheets.

The Facilitator

The Facilitator is responsible for the facilitation of transactions associated with our partnership’s private placement. The Facilitator is considered a related party as certain indirect owners and employees of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we pay a transaction facilitation fee associated with our partnership’s private placement. We pay the Facilitator up to 1.5% of the gross equity proceeds raised through our partnership’s private placement for transaction facilitation. For the three months ended March 31, 2006 and 2005, we incurred approximately $727,000 and $241,000, respectively, payable to the Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation (see Note 6—Our Partnership’s Private Placement).

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 10—Stock Option Plans and Warrant Purchase Agreements

Stock Option Plans

Independent Director Option Plan

We have adopted an independent director stock option plan which we use in an effort to attract and retain qualified independent directors (the “Independent Director Option Plan”). We granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan effective upon the later of (i) the sale of 200,000 shares in our first public offering, and (ii) the independent director becoming a member of our board of directors. Such options vest 20% upon grant date and 20% each year for the following four years. In addition, we have issued options to purchase 5,000 shares to each independent director then in office on the date of each annual shareholder’s meeting and these options vest 100% upon the second anniversary from the grant date. A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan. The term of these options shall not exceed the earlier of ten years from the date of grant, the date of removal for cause, or three months from the director’s resignation. The exercise price for options to be issued under the Independent Director Option Plan shall be the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. As of March 31, 2006 and 2005, we had 80,000 and 60,000 options outstanding, respectively, under the Independent Director Stock Option Plan, of which 28,000 and 24,000 were vested, respectively. As of March 31, 2006, no such options had been exercised.

During the three months ended March 31, 2006, options issued under the independent director option plan were valued using the Black-Scholes option-pricing model (“Black Scholes”) with the following assumptions: expected dividend yield of 6.10%, risk-free interest rate of 4.01%, volatility factor of 19.22% and an expected life of 6 years. The value of options granted under the Independent Director Option Plan on the date of grant during the three months ended March 31, 2006 was approximately $5,650. There were no independent director options granted during the three months ended March 31, 2005.

On July 19, 2005, we received and accepted the resignation of an independent director of our board of directors. In connection with such resignation, the director forfeited all 20,000 options that he had previously been awarded, effective three months from his resignation, of which 6,000 had fully vested. In addition, on July 19, 2005 at a special meeting of the board of directors, Bruce L. Warwick was duly nominated, voted and approved as an independent director of our board of directors. Upon his approval as an independent director, Mr. Warwick was granted 10,000 options with an approximate value of $5,623. These options were valued using the Black-Scholes option-pricing model.

On January 6, 2006, we received and accepted the resignation of an independent director of our board of directors. In connection with such resignation, the director forfeited all 20,000 options that he had previously been awarded, effective three months from his resignation, of which 8,000 had fully vested. In addition, on January 6, 2006, at a special meeting of our board of directors, Phillip R. Altinger was duly nominated, voted and approved as an independent director of our board of directors. Upon his approval as an independent director, Mr. Altinger was granted 10,000 options with an approximate value of $5,650. These options were valued using the Black-Scholes option-pricing model.

Employee Option Plan

We have adopted an employee stock option plan (the “Employee Option Plan”). The Employee Option Plan is designed to enable us, our advisor and its affiliates to obtain or retain the services of employees (not to include any person who is an affiliate of ours as defined in the plan) considered essential to our long-term success and the

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

success of our advisor and its affiliates by offering such employees an opportunity to participate in our growth through ownership of the our shares. The Employee Option Plan will be administered by our compensation committee, which is authorized to grant “non-qualified” stock options (the “Employee Options”) to selected employees of our advisor and its affiliates. The exercise price for the Employee Options shall be the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option is granted. A total of 750,000 shares are authorized and reserved for issuance under the Employee Option Plan. The term of such employee options has been set by our compensation committee and shall not exceed the earlier of ten years from the date of grant or five years from the date of a listing of our common stock. Our compensation committee has set the period during which the right to exercise an Employee Option fully vests to three years from the date of grant. During the three months ended March 31, 2006, we granted 251,000 options pursuant to this plan. As of March 31, 2006 and 2005, there were 358,500 and 107,500 options outstanding under the Employee Option Plan, respectively, with a weighted average exercise price of $11.00. As of March 31, 2006, no such options had been exercised and 2,500 had been forfeited.

During the three months ended March 31, 2006, options issued under the Employee Option Plan were valued using Black-Scholes with the following assumptions: expected dividend yield of 6.10%, risk-free interest rate of 4.01%, volatility factor of 19.19% and an expected life of 6 years. The value of the options granted under the Employee Option Plan on the date of grant during the three months ended March 31 2006 was approximately $159,219. There were no employee options granted during the three months ended March 31, 2005.

Options granted under both the Independent Director Option Plan and the Employee Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the three months ended March 31, 2006 and 2005, we incurred $16,254 and $6,715, respectively, of such expense which is included in general and administrative expense on the accompanying consolidated statements of operations. As of March 31, 2006, approximately $209,000 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the Independent Director Option Plan and the Employee Option Plan. We expect to recognize such expense over a weighted average period of 2.6 years.

The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the three months ended March 31, 2006, as well as the total options outstanding as of December 31, 2005 and March 31, 2006 and the total options exercisable as of March 31, 2006.

	Independent Director Options	Employee Options	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)
Issued and Outstanding at 12/31/05	70,000	105,000	$11.40
Grants	10,000	251,000	11.04
Exercises	—	—	—
Expirations	—	—	—
Forfeitures	—	—	—

Issued and Outstanding at 3/31/06	80,000	356,000	$11.18	9.3
Exercisable at 3/31/06	28,000	35,000	$11.44	8.0

Collectively, the options outstanding pursuant to our Independent Director Option Plan and our Employee Option Plan had a weighted average per option value as of March 31, 2006 and as of December 31, 2005 of $0.65 and $0.56, respectively.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Warrant Purchase Agreements

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold (see Note 9—Related Party Transactions). These warrants, as well as the shares issuable upon their exercise, were registered in connection with our first and second public offerings. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to the Dealer Manager representing all of the warrants the Dealer Manager earned in connection with both of the aforementioned offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. The Dealer Manager may retain or re-allow these warrants to broker-dealers participating in the offering, unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. The holder of a soliciting dealer warrant is entitled to purchase one share of common stock from us at a price of $12 per share beginning on the first anniversary of the effective date of the offering in which such warrants are issued and ending five years after the effective date of such offering. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the relevant public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.

Note 11—Net Income (Loss) per Common Share

We determine basic net income (loss) per common share by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. We determine diluted net income (loss) per common share by taking into account the effects of potentially issuable common stock, but only if the issuance of stock would be dilutive, including the presumed exchange of limited partnership units for common shares. The following table sets forth the computation of our basic and diluted net income (loss) per common share (amounts in thousands except per share information):

	Three Months Ended March 31,
	2006	2005
Numerator
Net income (loss)	$1,955	$(2,582)
Unit holders interest share in net income(1)	26	—

Adjusted net income (loss)	1,981	$(2,582)

Denominator
Weighted average common shares outstanding-Basic	145,402	74,421
Incremental weighted average effect of conversion of limited partnership units	1,913	20

Weighted average common shares outstanding-Diluted	147,315	74,441

Net Income (Loss) per Common Share
Net income (loss) attributable to common shares-Basic	$0.01	$(0.03)

Net income (loss) attributable to common shares-Diluted	$0.01	$(0.03)

(1)	For the three month ended March 31, 2006, dilutive securities only included limited partnership units in our partnership, which are redeemable, at our option, for shares of our common stock or cash (see Note 7—Minority Interest).

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 12—Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics with all our other operating properties and we combine our operating segments into reportable segments based upon their geographic location or market. For purposes of this disclosure, we report the revenue of our largest reportable market segments on an individual basis until the aggregate revenue of such individually reported market segments equals at least 75% of our total revenues and then aggregate all remaining reportable market segments into one category, “Other Markets.” These other markets include Boston, Charlotte, Columbus, Denver, Harrisburg/Lehigh Valley, Indianapolis, Louisville, Miami, New Jersey, Orlando, San Antonio and San Francisco. The following table sets forth the rental revenues and property net operating income of our market segments for the three months ended March 31, 2006 and 2005 (amounts are in thousands).

	Rental Revenue		NOI(1)
Segment	2006	2005	2006	2005
Atlanta	$5,212	$3,116	$4,041	$2,434
Baltimore	2,104	—	1,782	—
Chicago	3,601	682	2,615	674
Cincinnati	3,924	1,865	3,063	1,551
Dallas	6,173	2,401	4,242	1,570
Houston	3,598	2,295	2,345	1,569
Los Angeles	1,630	831	1,404	652
Memphis	4,491	1,614	3,466	1,374
Nashville	2,195	1,410	1,961	1,250
Phoenix	2,380	2,068	1,722	1,274
Seattle	1,842	—	1,505	—
Other Markets	9,530	3,320	7,591	2,435

Total	$46,680	$19,602	$35,737	$14,783

(1)	Net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expense and interest expense.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, interest expense, interest income and general and administrative expenses. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. The following table is a reconciliation of our NOI to our reported net income (dollar amounts are in thousands):

	For the Three Months Ended March 31,
	2006	2005
Property NOI	$35,737	$14,783
Institutional capital management fees	52	—
Equity in earnings (loss) of unconsolidated joint ventures	(53)	—
Gain from disposition of real estate interests	3,988	—
Interest income	2,462	610
Depreciation and amortization expense	(24,492)	(12,350)
Interest expense	(11,681)	(3,718)
General and administrative expense	(730)	(728)
Asset management fees, related-party	(3,518)	(1,179)
Minority interest	190	—

Net income (loss)	1,955	(2,582)

The following table reflects our total assets by market segment (amounts are in thousands).

	March 31, 2006	December 31, 2005
Market segments:
Atlanta	$261,226	$252,701
Baltimore	99,270	101,000
Chicago	156,799	177,765
Cincinnati	165,825	117,381
Dallas	226,774	240,861
Houston	125,744	122,068
Los Angeles	82,647	82,547
Memphis	160,308	178,371
Nashville	95,404	76,256
Phoenix	84,345	84,820
Seattle	86,390	87,112
Other markets	396,266	401,831

Total segment assets	1,940,998	1,922,713
Non-segment assets:
Cash and cash equivalents	284,774	84,771
Other non-segment assets(1)	49,946	50,211

Total assets	$2,275,718	$2,057,695

(1)	Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations and deferred acquisition costs.

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

General

Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties consisting primarily of high-quality, generic distribution warehouses and light industrial properties leased to creditworthy corporate customers. In order to provide capital for these investments, we have previously sold and may in the future sell shares of our common stock through public offerings and we have raised, and expect to continue to raise, capital through our partnership’s private placement and through the issuance of secured and unsecured debt.

Our primary focus is to continue to build an industrial real estate operating company that owns, develops, and operates a high-quality diversified portfolio of bulk distribution and light industrial properties in the leading logistics and distribution markets in North America that will satisfy our corporate objectives.

Liquidity and Capital Resources

Overview

Other than national economic conditions affecting real estate in general, our management is not currently aware of any material trends or uncertainties, favorable or unfavorable that may have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Management currently expects that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansions and renovation of properties, developments, distributions to investors, redemption of common shares and debt service will include:

•	Current cash balances;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Capital from co-investment partners;

•	Proceeds from our partnership’s private placement;

•	Proceeds from our distribution reinvestment plan and;

•	Cash flow from operations.

Over the short term, we believe that our sources of capital, specifically our cash flow from operations, borrowings under our credit facilities and our ability to raise capital through our partnership’s private placement are adequate and will continue to be adequate to meet our liquidity requirements and capital commitments. These liquidity requirements and capital commitments include the payment of debt service, regular quarterly investor distributions, funding redemptions of our common stock, capital expenditures at our properties, including developments, forward purchase commitments and the acquisition of 24 buildings which are currently under contract or have closed since March 31, 2006. These buildings total approximately 5.7 million square feet and have an aggregate purchase price of approximately $270.3 million. We anticipate that the acquisitions that have not yet closed will close over the next several months. However, the contracts related to these acquisitions are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

Over the longer term, in addition to the same sources of capital we rely on to meet our short term liquidity requirements, we also expect to utilize additional secured and unsecured financings and capital from co-investment partners. We may also conduct additional public offerings or recommence our fourth public offering. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with additional potential forward purchase commitments. In addition, we intend to seek to enter into additional joint ventures similar to the institutional fund joint venture described in Note 2—Real Estate to the consolidated financial statements and expect that our cash flow from operations over the longer term will be comprised of both rents from our properties and fees earned for asset management and other services performed on behalf of such joint ventures,

For the three months ended March 31, 2006 and 2005, our financing activities generated approximately $217.0 million and $190.0 million, respectively. During these periods, we generated gross proceeds of approximately $204.8 million and $156.6 million, respectively, through our public offerings and our partnership’s private placement. In addition, we issued debt of approximately $50 million and $57 million, respectively (see Note 3—Debt to the consolidated financial statements). During the three months ended March 31, 2006 and 2005, our cash provided by operating activities were approximately $19.6 million and $10.8 million, respectively. These sources of capital were utilized to fund approximately $133.8 million and $76.5 million of cash invested in real estate during the three months ended March 31, 2006 and 2005, respectively. Management anticipates that over time, debt proceeds as well as cash provided by operating activities will represent an increasing percentage of our sources of capital as will capital from co-investment partners.

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

Our fourth offering began immediately following our third public offering. The fourth registration statement was filed on January 24, 2005 and was declared effective by the SEC on June 9, 2005, and we commenced the offering on June 27, 2005. The related prospectus covers a maximum of $1,000,000,000 in shares of our common stock comprised of two components: (i) an offering of up to 72,770,273 shares to the public at a price of $10.50 per share, which we refer to as our primary offering, and (ii) an offering of up to 23,650,339 shares to participants in our distribution reinvestment plan at $9.975 per share. On January 23, 2006, we closed the primary offering component of our fourth public offering, but we will continue to offer shares pursuant our distribution reinvestment plan. For the three months ended March 31, 2006 and 2005, we received gross proceeds of $154.7 and $138.6 million pursuant to our public offerings. As of March 31, 2006, we had sold approximately 54.0 million shares for gross proceeds of approximately $560.7 million in connection with our fourth public offering.

Our Partnership’s Private Placement

Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to accredited investors are 100% leased by our partnership, and such leases contain purchase options whereby our partnership has the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code. During the three months ended March 31, 2006 and 2005, we raised approximately $50.0 million and $18.0 million, respectively, from the sale of undivided tenancy-in-common interests in our properties, and, as of March 31, 2006 and 2005, we had raised a total of approximately $228.0 million and $50.6 million, respectively, from the sale of undivided tenancy-in-common interests in our properties pursuant to our partnership’s private placement.

On March 22 2006, pursuant to a master lease agreement, our partnership exercised its purchase option to buy certain tenancy-in-common interests it had previously sold in a property located in Plainfield, Indiana. In connection with the exercise of this option, our partnership issued approximately 1.3 million limited partnership units worth approximately $13.8 million to acquire such tenancy-in-common interests. Such unit holders will have substantially the same economic interest as our common shareholders.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. In December 2005, our board of directors set the 2006 distribution level at an annualized $0.64 per share or limited partnership unit. The distribution was set by our board of directors at a level we believe to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations. For the three months ended March 31, 2006, our board of directors declared distributions to shareholders totaling approximately $22.9 million. During the three months ended March 31, 2006, we paid $19.6 million on January 16, 2006 for distributions declared for shareholders in the fourth quarter of 2005. During the three months ended March 31, 2005, we paid $9.7 million on January 17, 2005 for distributions declared in the fourth quarter of 2004. To fund total distributions, we utilized both funds from operations and debt proceeds. It is our objective to fund our distributions over time exclusively using funds from our operations.

Distribution Reinvestment Plan

Pursuant to our distribution reinvestment plan, $13.0 million of the distributions declared during the three months ended March 31, 2006, were satisfied through the issuance of approximately 1.3 million shares of our common stock at a 5.0% discount from our then current public offering share price for a discounted purchase price of $9.975 per share. For the three months ended March 31, 2005, $6.3 million of distributions declared were satisfied through the issuance of approximately 631,000 shares of our common stock pursuant to our distribution reinvestment plan at a 5.0% discount from our then current public offering share price for a discounted purchase price of $9.975 per share.

Share Redemption Program

As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, shareholders of Dividend Capital Trust or holders of limited partnership units in our partnership who have held their shares or units for at least one year may be able to redeem all or any portion of their shares or units in accordance with the procedures outlined in their applicable prospectus relating to the shares or units they purchased. At that time, we may, subject to the conditions and limitations, redeem the shares or units presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for further discussion of our redemption program). During three months ended March 31, 2006 and 2005, we redeemed approximately 248,000 and 120,000 shares of our common stock, respectively, for total consideration of approximately $2.4 million and $1.2 million, respectively, pursuant to this program.

Debt Service Requirements

As of March 31, 2006, we had total outstanding debt, excluding premiums and financing obligations (see Note 6—Our Partnership’s Private Placement to the consolidated financial statements), of approximately $680.7 million consisting primarily of unsecured debt and secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly payments of interest and many require, or will ultimately require, monthly repayments of principal (see Note 3 – Debt to the consolidated financial statements). Currently, funds from our operations is sufficient to satisfy these monthly debt service requirements and we anticipate that funds from operations will continue to be sufficient to satisfy our regular monthly debt service.

As of March 31, 2006, the historical cost of all of our properties was approximately $2.0 billion which compares to the historical cost of all properties securing our fixed rate mortgage debt and secured credit facility of approximately $1.2 billion and $126.9 million, respectively. Our debt has various financial covenants and we were in compliance with all of these covenants at March 31, 2006.

Results of Operations

Summary

As of March 31, 2006, we owned 269 operating properties located in 23 markets throughout the United States. We acquired 163 of these properties after March 31, 2005. In addition, in February 2006, we contributed six of our properties into an institutional fund. The net effect of these acquisitions and dispositions is that we have added 159 properties to our operating portfolio since March 31, 2005. As a result of these additional 159 properties, the revenues and expenses for the three months ended March 31, 2006 reflect a significant increase compared to the revenues and expenses from our operations for the three months ended March 31, 2005. The following table illustrates the changes in our portfolio as of March 31, 2006 and March 31, 2005, respectively (dollar amounts in thousands).

	As of March 31,
	2006				2005
	Number of Buildings	Historical Cost	Gross Leasable Area	Occupancy (1)	Number of Buildings	Historical Cost	Gross Leasable Area	Occupancy (1)
Market
Atlanta	47	$242,783	5,404,102	86.9%	18	$147,537	3,946,931	88.0%
Baltimore	10	97,679	1,306,568	88.7%	—	—	—	—
Boston	6	42,338	567,441	77.8%	5	26,897	405,741	78.2%
Charlotte	4	22,310	426,404	96.4%	—	—	—	—
Chicago	14	150,381	2,876,146	94.9%	2	33,096	661,785	100.0%
Cincinnati	21	175,610	4,185,802	83.3%	7	78,930	1,797,369	97.6%
Columbus	4	52,717	1,312,366	100.0%	—	—	—	—
Dallas	49	240,689	4,981,292	93.3%	18	93,182	2,330,906	90.6%
Denver	1	9,027	160,232	100.0%	1	9,000	160,232	100.0%
Harrisburg/Lehigh Valley	4	40,755	795,157	100.0%	1	5,163	100,000	100.0%
Houston	34	135,506	2,452,711	94.0%	21	83,808	1,622,270	88.2%
Indianapolis	6	71,742	2,449,961	95.9%	1	15,186	442,127	100.0%
Los Angeles	11	85,998	1,169,694	86.1%	4	32,744	444,066	100.0%
Louisville	2	18,350	521,000	100.0%	2	18,351	521,000	100.0%
Memphis	10	159,491	4,333,018	94.6%	7	114,199	3,115,756	99.3%
Miami	3	26,187	316,452	96.3%	—	—	—	—
Nashville	5	98,935	2,706,343	95.1%	3	59,340	1,699,530	100.0%
New Jersey	7	69,036	883,446	98.8%	—	—	—	—
Orlando	2	15,718	367,137	100.0%	2	15,779	367,137	100.0%
Phoenix	14	89,277	1,635,109	94.7%	13	78,946	1,474,963	87.5%
San Antonio	2	7,744	172,050	67.6%	2	7,725	172,050	100.0%
San Francisco Bay Area	5	36,339	474,636	92.4%	5	35,387	474,636	100.0%
Seattle	8	88,221	1,198,617	100.0%	—	—	—	—

Total operating properties	269	1,976,833	40,695,684	92.2%	112	$855,270	19,736,499	93.8%
Properties under development	5	36,960	1,764,001	5.3%	—	—	—	n/a
Land held for development	n/a	8,015	n/a	n/a	n/a	—	n/a	n/a

Total	274	$2,021,808	42,459,685	88.6%	112	$855,270	19,736,499	93.8%

(1)	The total vacant square footage as of March 31, 2006, and 2005, was 3,154,551 and 1,223,144, respectively. Of the vacant space as of March 31, 2006 and 2005, we had 51,365 and 651,759 square feet, respectively, under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. The total percentage of square feet leased, including space covered by master leases was 92.4% and 97.1% as of March 31, 2006, and 2005, respectively. For financial reporting purposes under GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenues.

In addition to the significant increase in property operating activity for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 resulting from the aforementioned acquisitions, the following describes other significant differences between the periods that are a result of our continued growth:

•	We have increased our debt by issuing or assuming an additional $466.9 million of debt since March 31, 2005. This has resulted in higher interest expense of approximately $8.0 million in the three months ended March 31, 2006 compared to the same period in 2005.

•	Asset management fees paid to our advisor of 0.75% per annum of the undepreciated cost of our properties were higher by $2.3 million in the three months ended March 31, 2006 compared to the same period in 2005 as a result of the additional 159 properties being subject to these fees during the 2006 period.

•	In February 2006, in connection with the above referenced disposition, we recorded a gain on the disposition of the real estate interests resulting in an increase to net income of approximately $4.0 million.

During the three months ended March 31, 2006, we recognized a net income of approximately $2.0 million compared to a net loss of $2.6 million for the same period in 2005. The components of the increase in operating activities are reflected in the changes in rental revenues, rental expenses, other income and other expenses as more fully described below.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Our same store properties include all properties that we owned during both the current and prior year reporting periods, the operations of which have been stabilized and consolidated for all periods presented. The same store assets for the three months ended March 31, 2006 include 105 buildings totaling 16.5 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended March 31,		$ Change
	2006	2005
Rental Revenues:
Same store	$18,108	$17,975	$133
2006 acquisitions and dispositions	2,943	582	2,361
2005 acquisitions	25,608	1,045	24,563
Development	21	—	21

Total rental revenue	46,680	19,602	27,078
Rental Expenses
Same store	4,473	4,680	(207)
2006 acquisitions and dispositions	521	68	453
2005 acquisitions	5,948	71	5,877
Development	1	—	1

Total property expenses	10,943	4,819	6,124
Net Operating Income(1)
Same store	13,635	13,295	340
2006 acquisitions and dispositions	2,422	514	1,908
2005 acquisitions	19,660	974	18,686
Development	20	—	20

Total property net operating income	35,737	14,783	20,954
Other Income
Institutional capital management fees	52	—	52
Gain on disposition of real estate interests	3,988	—	3,988
Interest income	2,462	610	1,852

Total other income	6,502	610	5,892
Other Expenses
Depreciation and amortization	24,492	12,350	12,142
General and administrative	730	728	2
Asset management fees, related party	3,518	1,179	2,339
Equity in earnings (loss) of unconsolidated joint ventures, net	53	—	53
Interest expense, including amortization	11,681	3,718	7,963

Total other expenses	40,474	17,975	22,499
Minority Interest	190	—	190

Net income (loss)	$1,955	$(2,582)	$4,537

(1)	See Note 12—Segment Information to the consolidated financial statements for further discussion of net operating income.

Rental Revenues

Rental revenues increased by approximately $27.1 million for the three months ended March 31, 2006 compared to the same period in 2005, primarily as a result of the rental revenue generated from the additional operating properties acquired subsequent to March 31, 2005.

Same store rental revenues increased by approximately $133,000 for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to an increase in expense recovery revenues as a result of higher estimated real estate taxes.

Rental Expenses

Rental expenses increased by approximately $6.1 million for the three months ended March 31, 2006 compared to the same period in 2005, primarily as a result of the additional operating properties acquired subsequent to March 31, 2005.

Same store rental expenses decreased by approximately $207,000 for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to the loss on an early lease termination recorded in 2005 of approximately $170,000. This loss was generally a result of lease related assets being included in the gain (loss) calculation related to the terminating lease.

Other Income

Other income increased by approximately $5.9 million for the three months ended March 31, 2006 as compared to the same period in 2005 primarily as a result of a gain recorded on the disposition of real estate interests of approximately $4.0 million and an increase in interest income of $1.9 million due to higher average cash balances held in interest bearing bank accounts and such accounts yielding a higher rate of return during the three months ended March 31, 2006 as compared to the same period in 2005.

Other Expenses

Depreciation and amortization expense increased by approximately $12.1 million for the three months ended March 31, 2006 as compared to the same period in 2005, primarily due to the additional properties acquired subsequent to March 31, 2005. The increase in asset management fees payable to our advisor of approximately $2.3 million was attributable to the aforementioned additional properties all of which are subject to the 0.75% asset management fee referenced above. The increase in interest expense of approximately $8.0 million is attributable to higher mortgage note balances and higher financing obligation balances that were outstanding during the three months ended March 31, 2006 compared to the same period in 2005.

Off-Balance Sheet Arrangements

As of March 31, 2006, December 31, 2005 and March 31, 2005, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As of March 31, 2006 and December 31, 2005, we held investments in unconsolidated joint ventures totaling approximately $10.5 million and $6.1 million, respectively. As of March 31, 2006 and December 31, 2005, such joint ventures held debt of $3.2 million and $89.2 million, respectively.

Supplemental Earnings Measures

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. The following table presents the calculation of our FFO reconciled from net income (loss) for the three months ended March 31, 2006 and 2005 (amounts in thousands, except per share information).

	For the Three Months Ended March 31,
	2006	2005
Net Income (Loss)	$1,955	$(2,582)
Add:
Depreciation and amortization	24,492	12,350
Equity in earnings (loss) of unconsolidated joint ventures	53	—
Equity in FFO of unconsolidated joint ventures	57	—
Less:
Minority interests share of net loss	(190)	—
FFO attributable to minority interests	(911)	—
Gain from disposition of real estate	(3,988)	—

Funds from operations attributable to common shares	$21,468	$9,768

Basic and Diluted FFO per common share	$0.15	$0.13
Weighted average common shares outstanding:
Basic	145,402	74,421
Diluted	147,315	74,441

Critical Accounting Policies

General

In our Form 10-K filed for the year ended December 31, 2005, we discuss the critical accounting policies which management believes are most “critical” to the presentation of our financial condition and results of operations which require our management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. As of March 31, 2006, no additional critical accounting policies had been identified other than those set forth in our Form 10-K filed for the year ended December 31, 2005.

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

To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During the three months ended March 31, 2006 and 2005, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of March 31, 2006, derivatives with a fair value of $1.5 million were included in other assets. There was no ineffectiveness to be recorded during the three months ended March 31, 2006. The assets associated with these derivatives would decrease approximately $6.2 million if the market interest rate of the referenced swap index were to decrease 10% (or 0.55% based upon the prevailing market rate at March 31, 2006).

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. If the prevailing market interest rates relevant to our variable rate debt as of March 31, 2006, were to increase 10%, our interest expense for the three months ended March 31, 2006 and 2005 would have increased by $36,093 and $881, respectively. As of March 31, 2006, the estimated fair value of our debt was estimated to be approximately $669.5 million based on our estimate of the then current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2006, the end of the period covered by this quarterly report. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Dividend Capital have been detected. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K filed on March 16, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

We have established a share redemption program that provides investors with limited interim liquidity. As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, shareholders of Dividend Capital Trust or holders of limited partnership units in our partnership who have held their shares or units for at least one year may be able to redeem all or any portion of their shares or units in accordance with the procedures outlined in the prospectus relating to the shares or units they purchased. At that time, we may, subject to certain conditions and limitations, redeem the shares or units presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. The amount received from the redemption of shares or units will be equal to the lesser of the price actually paid for the shares or units or the redemption price, which is dependent on the number of years the shares or units are held. For shares purchased in our fourth public offering and for units obtained through our partnership’s private placement, the redemption price is as described in the following table.

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

We expect to fund the redemption of our shares or units with proceeds received from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may, at its sole discretion, choose to use other sources of funds to redeem shares. The table below sets forth information regarding our redemption of common stock from our shareholders for the quarter ended March 31, 2006.

Period	Total Number of Shares Repurchased(1)	Average Price per Share
January 2006	—	$—
February 2006	—	—
March 2006	248,237	9.56

Total	248,237	$9.56

(1)	These shares were redeemed pursuant to our share redemption program.

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

Recent Sales of Unregistered Securities

Pursuant to our partnership’s private placement, on March 22, 2006, our partnership issued approximately 1.3 million limited partnership units to certain accredited investors in conjunction with the exercise of a purchase option pursuant to which our partnership had the right to acquire tenancy-in-common interests in an industrial property from such investors. Such investors had previously acquired such tenancy-in-common interests from our partnership primarily to serve as replacement property for such investors seeking to complete a like-kind exchange transaction under Section 1031 of the Internal Revenue Code. The limited partnership units issued had a collective issue price of approximately $13.8 million. The securities were issued in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act, as amended. The investors received a confidential private placement memorandum containing information about our partnership and their investment therein and made certain written representations, including representations as to their accredited investor status.

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

DIVIDEND CAPITAL TRUST INC.

Date: May 10, 2006	/s/ EVAN H. ZUCKER
Evan H. Zucker Chief Executive Officer

Date: May 10, 2006	/s/ JAMES R. MULVIHILL
James R. Mulvihill Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer