Form 10-Q
period 2006-06-30
DIVIDEND CAPITAL TRUST INC
filed 2006-08-14
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-50724

DIVIDEND CAPITAL TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0538520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, Suite 1700 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 228-2200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☐                     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of July 31, 2006, 150,965,616 shares of common stock of Dividend Capital Trust Inc., par value $0.01 per share, were outstanding.

Dividend Capital Trust Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Land	$453,844	$327,428
Buildings and improvements	2,133,227	1,499,414
Intangible lease assets	206,701	155,276
Construction in progress	29,999	12,807

Total Investment in Properties	2,823,771	1,994,925
Less accumulated depreciation and amortization	(147,445)	(96,604)

Net Investment in Properties	2,676,326	1,898,321
Investments in and advances to unconsolidated joint ventures	16,982	6,090

Net Investment in Real Estate	2,693,308	1,904,411
Cash and cash equivalents	44,849	94,918
Restricted cash	7,048	5,027
Notes receivable	9,231	9,670
Deferred loan costs, net	6,096	6,498
Deferred loan costs – financing obligation, net	19,435	12,270
Deferred acquisition costs and deposits	1,849	2,855
Straight line rent and other receivables	15,617	18,347
Other assets, net	7,206	3,699

Total Assets	$2,804,639	$2,057,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$29,801	$26,139
Distributions payable	24,451	19,787
Tenant prepaids and security deposits	13,507	9,321
Other liabilities	5,869	6,769
Intangible lease liability, net	14,370	10,320
Lines of credit	132,016	16
Unsecured notes	425,000	—
Mortgage notes	650,941	642,242
Financing obligations	228,633	154,713

Total Liabilities	1,524,588	869,307

Minority interests	35,016	55,577
Shareholders’ equity:
Preferred shares, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, 100,000,000 shares authorized, none outstanding	—	—
Common shares, $0.01 par value, 350,000,000 shares authorized, 149,598,403 and 133,206,784 shares issued and outstanding, at June 30, 2006 and December 31, 2005, respectively	1,496	1,332
Additional paid-in capital	1,387,485	1,235,156
Distributions in excess of earnings	(147,472)	(100,888)
Accumulated other comprehensive income (loss)	3,526	(2,789)

Total Shareholders’ Equity	1,245,035	1,132,811

Total Liabilities and Shareholders’ Equity	$2,804,639	$2,057,695

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE:
Rental revenue	$51,294	$26,375	$97,974	$45,977
Institutional capital management fees	126	—	178	—

Total Revenue	51,420	26,375	98,152	45,977

EXPENSES:
Rental expenses	4,859	2,415	9,321	4,850
Real estate taxes	6,587	2,944	13,068	5,328
Depreciation and amortization expense	27,199	14,192	51,691	26,542
General and administrative expense	1,452	701	2,182	1,429
Asset management fees, related party	4,297	1,524	7,815	2,703

Total Expenses	44,394	21,776	84,077	40,852

Operating Income	7,026	4,599	14,075	5,125
Other Income and Expenses:
Equity in losses of unconsolidated joint ventures, net	(129)	—	(182)	—
Gain recognized on dispositions of real estate interests	4,044	—	8,032	—
Interest expense	(14,755)	(4,827)	(26,436)	(8,545)
Interest income and other	2,060	979	4,522	1,589

Total Other Income and Expenses	(8,780)	(3,848)	(14,064)	(6,956)

Income (Loss) Before Minority Interests	(1,754)	751	11	(1,831)
Minority Interests	108	(3)	298	(3)

NET INCOME (LOSS)	$(1,646)	$748	$309	$(1,834)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.01)	$0.01	$0.00	$(0.02)

Diluted	$(0.01)	$0.01	$0.00	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	150,053	88,066	147,812	81,331

Diluted	150,053	88,473	150,315	81,331

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

And Other Comprehensive Income (Loss)

For the Six Months Ended June 30, 2006

(Unaudited, in thousands)

	Common Shares		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2005	133,207	$1,332	$1,235,156	$(100,888)	$(2,789)	$1,132,811
Comprehensive income:
Net income	—	—	—	309	—	309
Net unrealized gain on cash flow hedging derivatives	—	—	—	—	5,986	5,986
Amortization of cash flow hedging derivatives	—	—	—	—	329	329

Comprehensive income						6,624

Issuance of common shares, net of offering costs	17,313	173	161,218	—	—	161,391
Redemption of common shares	(922)	(9)	(8,921)	—	—	(8,930)
Amortization of stock options	—	—	32	—	—	32
Distributions on common shares	—	—	—	(46,893)	—	(46,893)

Balance at June 30, 2006	149,598	$1,496	$1,387,485	$(147,472)	$3,526	$1,245,035

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$309	$(1,834)
Minority interests	(298)	3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses of unconsolidated joint ventures, net	182	—
Gain recognized on disposition of real estate interests	(8,032)	—
Real estate depreciation and amortization	51,691	26,542
Other depreciation and amortization	1,591	127
Loss on hedging activities	11	72
Changes in operating assets and liabilities:
Other assets	(2,037)	(1,102)
Accounts payable, accrued expenses and other liabilities	5,320	3,539

Net cash provided by operating activities	48,737	27,347

INVESTING ACTIVITIES:
Real estate investments	(965,557)	(202,068)
Proceeds from dispositions of real estate investments	116,418	—
Decrease (increase) in deferred acquisition costs	1,007	(6,384)
Decrease in restricted cash	—	4,854
Originations of notes receivable from unconsolidated joint ventures	(650)	(3,940)
Proceeds from repayment of notes receivable	1,542	—
Master lease payments received	105	1,981

Net cash used by investing activities	(847,135)	(205,557)

FINANCING ACTIVITIES:
Net proceeds on line of credit	132,000	8
Proceeds from unsecured notes	425,000	—
Proceeds from mortgage notes	—	57,000
Principal payments on mortgage notes	(3,112)	(1,053)
Proceeds from financing obligations	98,465	36,332
Principal payments on financing obligations	(2,723)	(553)
Increase in deferred loan costs	(479)	(1,408)
Increase in deferred loan costs – financing obligation	(10,288)	(3,191)
Proceeds from sale of common shares	154,471	291,053
Offering costs for issuance of common shares, related party	(12,241)	(27,658)
Redemption of common shares	(12,870)	(3,151)
Increase in restricted cash	(15)	(6,412)
Settlement of cash flow hedging derivative	—	(2,232)
Distributions to common shareholders	(18,483)	(10,024)
Distributions to minority interests	(1,396)	—

Net cash provided by financing activities	748,329	328,711

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,069)	150,501
CASH AND CASH EQUIVALENTS, beginning of period	94,918	23,520

CASH AND CASH EQUIVALENTS, end of period	$44,849	$174,021

Supplemental Disclosures of Cash Flow Information
Cash paid for interest expense	$25,012	$7,970
Assumption of secured debt in connection with real estate acquired	$12,369	$91,627
Amount issued pursuant to the distribution reinvestment plan	$24,087	$11,456

The accompanying notes are an integral part of these consolidated financial statements.

Dividend Capital Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Dividend Capital Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in commercial real estate properties, consisting primarily of high-quality, generic distribution warehouses and light industrial properties leased to creditworthy corporate customers. We have qualified, and intend to continue to qualify, as a real estate investment trust (“REIT”) for federal tax purposes. We are structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, Dividend Capital Operating Partnership LP (our “partnership”), a Delaware limited partnership, for which Dividend Capital Trust is the sole general partner. As used herein, “Dividend Capital Trust”, “we” and “us” refer to Dividend Capital Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

Our day-to-day activities are managed by Dividend Capital Advisors LLC (our “Advisor”), an affiliate, under the terms and conditions of an advisory agreement. Our Advisor is currently majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (the “Dealer Manager”) serves as the dealer manager of our public and private offerings. The Dealer Manager is also indirectly owned by three of our directors and certain officers and/or their affiliates and other third parties. Our Advisor and its affiliates, including the Dealer Manager, receive various forms of compensation, reimbursements and fees for services relating to our private offerings and for the investment and management of our real estate assets.

Currently, there are no employees of Dividend Capital Trust and its subsidiaries. All management and administrative personnel responsible for conducting our business are currently employed by our Advisor and the Dealer Manager. Currently, our Advisor and its affiliates have over 100 full-time employees engaged in business activities on our behalf.

On July 21, 2006, we entered into a contribution agreement with our partnership and Dividend Capital Advisors Group LLC (the “Advisor’s Parent”), the parent company of our Advisor, which provides that the entire outstanding membership interest, and all economic interests, in our Advisor will be contributed by the Advisor’s Parent to our partnership for an aggregate consideration of 15,111,111 limited partnership units in our partnership, which includes the modification of the Special Units (which are described below in Note 7 – Minority Interests) held by the Advisor’s Parent into limited partnership units in our partnership. We refer to this transaction as the Internalization. The Internalization is subject to the satisfaction of certain conditions including, among others, approval of the Internalization by our shareholders. The annual meeting of our shareholders to vote upon, among other proposals, the contribution agreement and the Internalization is to be held on a date to be determined. See Note 13 – Subsequent Event for additional information regarding the contribution agreement.

Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2005, and related notes thereto as filed on Form 10-K on March 16, 2006 and amended on Form 10-K/A filed on April 28, 2006.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain items in the consolidated financial statements for periods in 2005 have been reclassified to conform to the current period classifications.

Investment in Real Estate

We capitalize direct costs associated with the acquisition, development or improvement of real estate, including acquisition fees and leasing costs paid to our Advisor. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs associated with the improvement of our real estate assets are also capitalized as incurred. However, costs incurred in making repairs to, and for maintaining, our real estate which do not extend the life of our assets are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building, building and land improvements and tenant improvements is based on our estimate of their fair value based on all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. These assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to revenue.

Aggregate net amortization for intangible assets and liabilities recognized pursuant to SFAS No. 141 was approximately $8.2 million and $15.8 million for the three and six months ended June 30, 2006, respectively, and $5.1 million and $9.1 million for the same periods in 2005, respectively. The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years:

For the 12 Months Ended June 30,	Estimated Net Amortization
2007	$36,735
2008	32,900
2009	26,977
2010	20,382
2011	8,221

$125,215

Real estate, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the related assets or liabilities as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Over lease term
Lease commissions	Over lease term
Intangible lease assets and liabilities	Average term of leases for property
Above/below market rent assets/liabilities	Over lease term

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations in the period in which such sale or retirement occurs.

Equity Method

We present investments in unconsolidated joint ventures under the equity method. The equity method is used when we have the ability to exercise significant influence over the operating and financial policies of a joint venture but do not control the joint venture. Under the equity method, these investments (including advances to the joint venture) are initially recorded on our consolidated balance sheets at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in investments in and advances to unconsolidated joint ventures on the accompanying consolidated balance sheets (see Note 8 – Investments in and Advances to Unconsolidated Joint Ventures).

Comprehensive Income (Loss)

We report comprehensive income (loss) in the accompanying consolidated statement of shareholders’ equity and other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to hedging transactions will be amortized to interest expense over the life of our hedged debt issuances. Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions is reported in the accompanying consolidated statements of operations. See Note 4 – Hedging Activities for additional information.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on our consolidated balance sheets at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative. Derivatives used to hedge our exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk are considered “fair value” hedges. Derivatives used to hedge our exposure to variability in expected future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges.

As of June 30, 2006, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the changes in the fair value of the derivative that represent changes in expected future cash flows that are effectively hedged by the derivative are initially reported in other comprehensive income (loss) on our consolidated statement of shareholders’ equity and other comprehensive income (loss) (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the hedge is recognized in other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative was intended to hedge. The change in value of any derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes.

Our objective in using derivatives is to add stability to future interest expense and to manage our exposure to interest rate volatility associated with our forecasted debt issuances and certain variable rate borrowings. To accomplish this objective, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the six months ended June 30, 2006 and 2005, such derivatives were used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which include the issuance of new debt, as well as refinancing of existing debt upon maturity.

Revenue Recognition

We record rental revenue for the full term of each lease on a straight-line basis. Certain properties have leases that provide for customer occupancy during periods that no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record a receivable from customers that we expect to collect over the remaining lease term rather than currently, which will be recorded as straight-line rents receivable. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. For the three and six months ended June 30, 2006, the total increase to rental revenues due to straight-line rent adjustments was approximately $1.8 million and $4.1 million, respectively. For the three and six months ended June 30, 2005, the total increase to rental revenues due to straight-line rent adjustments was approximately $0.7 million and $1.5 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the three and six months ended June 30, 2006, the total net decrease to rental revenues due to the amortization of above and below market rents was approximately $0.4 million and $0.8 million, respectively. The total net decrease during the same periods in 2005 was approximately $0.4 million and $0.9 million, respectively.

In connection with certain property acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or the commencement of rent from a new customer. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenue. For the three and six months ended June 30, 2006, the total master lease payments received were approximately $18,000 and $105,000, respectively. For the three and six months ended June 30, 2005, the total master lease payments received were approximately $1.0 million and $2.0 million, respectively.

During the three and six months ended June 30, 2006, the net loss associated with early lease terminations was $0.3 million and $0.1 million, respectively. During the three months ended June 30, 2005, we had a customer in a building located in Atlanta, Georgia terminate its lease early and pay an early termination fee of approximately $3.7 million, resulting in a recognized gain of approximately $2.8 million. Gains (losses) associated with early termination of leases are included in rental revenue in the accompanying consolidated statements of operations.

Stock-Based Compensation

We have adopted an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan which we use in an effort to attract and retain qualified independent directors (the “Independent Director Option Plan”). We previously accounted for these plans pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and its related interpretations (see Note 10 – Stock Option

Plans and Warrant Purchase Agreements). Options granted under our Employee Option Plan and the Independent Director Option Plan are valued using the Black-Scholes option-pricing model (“Black-Scholes”) and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expense on the accompanying consolidated statements of operations.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48. We do not believe such adoption will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. The adoption of SFAS No. 123(R) requires the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. We adopted SFAS No. 123(R) during the first quarter of 2006 and there was no material impact on our consolidated financial statements.

In June 2005, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period ending after December 15, 2005 for all existing agreements. We adopted the requirements of this consensus in the third quarter of 2005 and such adoption did not have a material impact on our consolidated financial statements.

Note 2 – Real Estate

Our consolidated real estate assets consist of operating properties, properties under development and land held for future development. Our real estate assets, presented at historical cost, include the following as of June 30, 2006 and December 31, 2005 (amounts in thousands):

	June 30, 2006	December 31, 2005
Operating properties	$2,782,671	$1,978,475
Properties under development	31,963	8,401
Land held for development	9,137	8,049

Total investment in properties	2,823,771	1,994,925
Less accumulated depreciation and amortization	(147,445)	(96,604)

Net investment in properties	$2,676,326	$1,898,321

Acquisition Activity

During the six months ended June 30, 2006, we acquired 117 properties located in 17 markets, aggregating approximately 17.2 million square feet for a total cost of approximately $926.8 million, which includes acquisition fees paid to our Advisor. These properties were acquired using net proceeds from our public and private offerings, debt issuances and existing cash balances. For all properties acquired and consolidated, the results of operations for such properties are included in our consolidated statements of operations from the dates of acquisition.

Notable Acquisitions

Cal TIA Portfolio

On June 9, 2006, we purchased a portfolio of 78 buildings comprising approximately 7.9 million rentable square feet located in eight markets, as well as a land parcel comprising 9.2 acres located in the Orlando market (collectively referred to as the Cal TIA Portfolio), for a total estimated cost of approximately $500.7 million (which includes an acquisition fee of $4.9 million that is payable to our Advisor). Upon acquisition, this portfolio was 92.2% leased and occupied. This portfolio was acquired from an unrelated third party. We funded this purchase using our existing cash balances, net proceeds from public offerings, our partnership’s private placement and debt proceeds of approximately $387.0 million. These debt proceeds consisted of borrowings from our senior unsecured revolving credit facility in the amount of $112.0 million and the issuance of $275.0 million of senior unsecured notes. See Note 3 – Debt for additional information regarding our debt issuances. The preliminary allocation of the purchase price was based on our estimate of the fair value based on all available information and will be finalized during the remainder of 2006.

PC Portfolio

On May 19, 2006, we acquired a portfolio of ten buildings comprising approximately 2.7 million rentable square feet located in Columbus, Ohio (collectively referred to as the “PC portfolio”). Upon acquisition, this portfolio was 82.7% leased and occupied. The PC portfolio was acquired from unrelated third parties for a total investment of approximately $107.8 million, which includes an acquisition fee of approximately $1.1 million paid to our Advisor.

OCMI Portfolio

On April 13, 2006, we acquired a portfolio of seven buildings comprising approximately 1.9 million rentable square feet (collectively referred to as the “OCMI portfolio”). Of these seven buildings, four are located in Minneapolis, Minnesota; two are located in Plainfield, Indiana; and one is located in Columbus, Ohio. Upon acquisition, the OCMI portfolio was 100% leased and occupied. The OCMI portfolio was acquired from unrelated third parties for a total investment of approximately $95.8 million, which includes an acquisition fee of approximately $1.0 million paid to our Advisor.

Disposition Activity

Contribution of Properties to an Institutional Fund

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait (our “Partner”), an unrelated third party, to create an institutional fund, DCT Fund I LLC (the “Fund”), that owns and operates industrial properties located in the United States. We contributed six industrial properties to the Fund, comprising approximately 2.6 million rentable square feet after the completion of a 330,000 square foot expansion project. The contribution value of the six buildings upon completion of the expansion was approximately $122.8 million. Contemporaneously with our contribution, the Fund issued $84.4 million of secured non-recourse debt and our Partner contributed $19.7 million of equity to the Fund. Upon receipt of these proceeds, the Fund made a special distribution to us of approximately $102.7 million. The expansion was completed during June 2006, and contemporaneously with the completion of the expansion, the Fund issued $11.1 million of additional secured non-recourse debt and our Partner contributed $2.6 million of equity to the Fund. Upon receipt of these proceeds, the Fund made a special distribution to us of approximately $13.7 million. With the completion of these transactions, our ownership of the Fund is approximately 20% and our Partner’s ownership of the Fund is approximately 80%.

The contribution of the six properties into the Fund (exclusive of the expansion project) resulted in a gain of approximately $5.0 million of which approximately $4.0 million was recognized in our earnings for the three months ended March 31, 2006. The completion of the expansion in June 2006 resulted in an additional gain of approximately $5.1 million of which approximately $4.1 million was recognized in earnings. In total, the transaction resulted in an aggregate gain of approximately $8.1 million for the six months ended June 30, 2006. This $8.1 million corresponds to our Partner’s ownership interest in the Fund (i.e., 80% of the total gain). The remaining gain of approximately $2.0 million has been deferred and will be amortized to earnings over the weighted average lives of the Fund’s properties.

Pursuant to our joint venture agreement, we act as asset manager for the Fund and earn certain fees including asset management fees and leasing commissions, as well as other fees related to the properties we manage. Such fees totaled approximately $126,000 and $178,000 for the three and six months ended June 30, 2006. In addition to these fees, after the partners are repaid their respective capital contributions plus a preferred return, we have the right to receive a promoted interest in the Fund based upon performance. Although the Fund’s day-to-day business affairs are managed by us, all major decisions are determined by both us and our Partner.

Development and Expansion Projects

Sycamore Canyon

On April 20, 2006, we entered into a joint venture agreement with SycCanyonS JP/PI, LLC, (“SycCanyonS”), an unrelated third-party developer, to acquire approximately 35 acres of land and to develop two warehouse buildings comprising approximately 900,000 square feet in the City of Riverside, California (“Sycamore Canyon”). Pursuant to the joint venture agreement, SycCanyonS and we will provide approximately 10% and 90%, respectively, of the required equity capital, which is currently estimated to be approximately $4.0 million with respect to the first building, to fund the development project. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SycCanyonS’s interest in the venture at any time after the later to occur of (i) stabilization of the project, and (ii) the date 48 months after completion of the project. We currently estimate that the first building will be completed in January 2007 for a total estimated cost of approximately $23.2 million including land costs. Our investment in this joint venture is included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

SouthCreek IV Distribution Facility

On May 19, 2005, we entered into a joint venture agreement with SV Atlanta SouthCreek IV, L.P. (“SouthCreek”), an unrelated third-party developer, to acquire 37 acres of land and to develop a 556,800 square foot distribution facility located in Atlanta, Georgia. Pursuant to the joint venture agreement, SouthCreek and we will provide approximately 3% and 97%, respectively, of the required equity capital, which is estimated to be a total of approximately $5.6 million, to fund the development project. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SouthCreek’s interest in the venture at any time after the later to occur of (i) stabilization of the project, and (ii) the date 18 months after completion of the project. We currently estimate that the facility will be completed in August 2006 for a total estimated cost of approximately $17.5 million. Our investment in this joint venture is included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

Veterans Parkway

On October 20, 2005, we purchased a shell-complete building comprising approximately 189,000 square feet and a pad-ready land parcel located in Chicago, Illinois from Seefried Properties (“Seefried”), an unrelated third-party developer. In connection with the acquisition, we entered into a joint venture agreement with Seefried to stabilize the shell-complete building and to complete the development of a second building on the pad-ready land parcel. The development of the second building will commence upon the shell-complete building reaching stabilization. Upon both the shell-complete building and the second building reaching stabilization, either member of the joint venture has the right to initiate a put/call procedure pursuant to which we would acquire the remaining interest held by Seefried in the joint venture based on previously negotiated terms, mostly dependent upon leasing, for a total estimated cost of $19.0 million. We expect the shell-complete building to be stabilized during the third quarter of 2006.

Buford Distribution Center

In October 2004, we entered into certain agreements with Wachovia Bank National Association (“Wachovia”) and an unrelated third-party developer in connection with our commitment to acquire two buildings, referred to as the Buford Distribution Center, totaling 677,667 square feet. On March 31, 2006, we acquired this development project from the third-party developer and retired the debt with Wachovia for approximately $20.0 million.

Memphis Trade Center III Expansion

In 2005, we entered into an agreement with Johnson and Johnson Health Care Systems, Inc. (“J&J”), a current customer which leases 440,000 square feet located in our Memphis Trade Center III, to expand J&J’s space in the existing building to an aggregate of 770,000 square feet. Subsequent to us entering into this agreement, we entered into an agreement to create the Fund and contribute this property into the Fund (see Disposition Activity – Contribution of Properties to an Institutional Fund). The expansion was completed in June 2006.

Forward Purchase Commitments

Deltapoint

On March 28, 2005, a wholly-owned subsidiary of our partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unrelated third-party developer, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC (“Deltapoint”), a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to Deltapoint’s operating agreement, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the distribution facility from Deltapoint upon the earlier to occur of (i) stabilization of the project, and (ii) May 9, 2007, at a purchase price, mostly dependent upon leasing, based on the originally budgeted development costs of approximately $23.2 million. Construction of the facility was completed early in 2006 and the facility is currently in the leasing phase.

Note 3 – Debt

As of June 30, 2006, the historical cost of all our consolidated properties was approximately $2.8 billion and the historical cost of all properties securing our fixed rate mortgage debt and senior secured credit facility was approximately $1.2 billion and $116.1 million, respectively. Our debt has various financial covenants and we were in compliance with all of these covenants at June 30, 2006.

Debt Issuances

In June 2006, we issued $275.0 million of senior unsecured notes requiring monthly interest-only payments at a variable interest rate of LIBOR plus 0.73%, which mature in June 2008. In conjunction with this transaction, we entered into a $275.0 million, swap to mitigate the effect of potential changes in LIBOR. See Note 4 – Hedging Activities for additional information regarding our hedging transactions. In April 2006, we issued $50.0 million of senior unsecured notes with a fixed interest rate of 5.53%, which mature in January 2011, and $50.0 million of senior unsecured notes with a fixed interest rate of 5.77%, which mature in January 2016. The notes require quarterly interest-only payments until maturity at which time a lump sum payment is due. In January 2006, we issued $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014.

In September 2005, we issued a $3.9 million secured, non-recourse note with a fixed interest rate of 4.97% which matures in October 2013. The note requires interest-only payments until April 1, 2007 at which time monthly payments of principal and interest are required. In January 2005, we issued $57.0 million of secured, non-recourse notes with a stated fixed interest rate of 4.40% which mature in 2010. Prior to January 1, 2006, the notes required monthly payments of interest-only and thereafter monthly payments of principal and interest are required.

Debt Assumptions

During the six months ended June 30, 2006, we assumed secured notes of approximately $12.4 million in connection with three property acquisitions. These assumed notes bear interest at fixed and variable rates ranging from 5.79% to 7.48% and require monthly payments of either interest, or principal and interest. The maturity dates of the assumed notes range from August 2011 to April 2013. Pursuant to SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $455,000, which is amortized to interest expense over the remaining life of the underlying notes.

During the year ended December 31, 2005, we assumed nineteen secured, non-recourse notes, totaling $434.1 million, excluding premiums, in conjunction with the acquisition of certain properties. These assumed notes bear interest at fixed and variable rates ranging from 4.72% to 8.50% and require monthly payments of either interest, or principal and interest. The maturity dates of such assumed notes range from February 2008 to November 2022. Pursuant to SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $8.7 million, which is amortized to interest expense over the remaining life of the underlying notes.

For the three and six months ended June 30, 2006, the amortization of these premiums resulted in a decrease of approximately $509,000 and $1,012,000, respectively, of interest expense. For the three and six months ended June 30, 2005, the amortization of these premiums resulted in a decrease of approximately $296,000 and $463,000, respectively, of interest expense.

Lines of Credit

In June 2006, we borrowed approximately $132.0 million under our existing senior unsecured revolving credit facility to fund certain property acquisitions. Most notably, we borrowed $112.0 million to fund our acquisition of the Cal TIA portfolio. Our acquisition of the Cal TIA portfolio is discussed in further detail in Note 2 – Real Estate.

In December 2005, we amended our existing $225 million senior secured revolving credit facility such that it is now a $250 million senior unsecured facility with a syndicated group of banks led by JPMorgan Securities. The facility matures in December 2008 and has provisions to increase its total capacity to $400 million. At our election, the facility bears interest either at LIBOR plus 0.875% to 1.375%, depending upon our consolidated leverage, or at prime, and is subject to an annual 0.25% facility fee. The facility contains various covenants including financial covenants with respect to consolidated leverage, net worth, unencumbered assets, interest and fixed charge coverage and secured debt to total asset value. As of June 30, 2006, we were in compliance with all these financial covenants. As of June 30, 2006, there was a $132.0 million outstanding balance under this facility and, as of December 31, 2005, there was no outstanding balance under this facility.

Contemporaneously with the amendment of our senior secured revolving credit facility, we entered into a $40 million senior secured revolving credit facility with a separate syndicated bank group led by JPMorgan Securities pursuant to which the bank group has agreed to advance funds to our partnership and third-party investors in our partnership’s private placement using undivided tenancy-in-common interests in our buildings as collateral. The facility matures in December 2008 and has provisions to increase its total capacity to $80 million. At our election, the facility bears interest either at LIBOR plus 1.25% to 1.75%, depending upon our consolidated leverage, or at prime and is subject to an unused facility fee. The facility contains various covenants including financial covenants with respect to consolidated leverage, net worth, interest and fixed charge coverage and secured debt to total asset value. As of June 30, 2006, we were in compliance with all these financial covenants. According to the terms of the facility, in addition to our borrowings, any loans made to third-party investors in our partnership’s private placement reduce the total capacity available from the facility. In addition, the obligations of the borrowers under the facility are several, but not joint. As of June 30, 2006 and December 31, 2005, approximately $14.2 million and $14.1 million, respectively, of loans were outstanding with respect to such third parties and we had an outstanding balance of $16,000 at both periods.

Amortization of Loan Costs

Our interest expense for the three and six months ended June 30, 2006 includes $0.6 million and $0.9 million of the amortization of loan costs, respectively, and $0.4 million and $0.8 million of such amortization for the same periods in 2005.

Note 4 – Hedging Activities

During the six months ended June 30, 2006, we entered into forward-starting interest rate swaps to hedge our interest rate risk associated with forecasted fixed-rate debt issuances that are expected to occur during the period from 2007 through 2012. Additionally, during June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate the effect on cash outflows attributable to changes in LIBOR related to the $275.0 million variable rate, unsecured debt issuance in June 2006. See Note 3 – Debt for additional information regarding our debt issuances. These forward-starting interest rate swaps have been designated as cash flow hedges.

Unrealized gains of $4.5 million and $6.0 million were recorded during the three and six months ended June 30, 2006, respectively, and unrealized losses of $6.3 million and $4.1 million were recorded during the three and six months ended June 30, 2005, respectively, to shareholders’ equity and other comprehensive income (loss) as a result of the change in fair value of the outstanding hedges. There was no ineffectiveness measured for the three and six months ended June 30, 2006. As a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuance, approximately $72,000 was recorded as a realized loss during the three and six months ended June 30, 2005. Losses resulting from hedging ineffectiveness are recorded as a reduction of interest income and other in our accompanying consolidated statements of operations.

As of June 30, 2006, and December 31, 2005, the accumulated other comprehensive income (loss) balance pertaining to the hedges was income of approximately $3.5 million and loss of approximately $2.8 million, respectively. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be amortized to interest expense as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $272,000 will be amortized from other comprehensive income (loss) to interest expense resulting in an increase in our interest expense.

Note 5 – Public Offerings

Since December 2002, we have conducted four successive public offerings of our common stock on a continuous basis and raised approximately $1.4 billion of net proceeds. On January 23, 2006, we closed the primary offering component of our fourth public offering, but we will continue to offer shares pursuant our distribution reinvestment plan.

These offerings have been conducted pursuant to four registration statements filed with the SEC throughout this time period and were managed by the Dealer Manager (see Note 9 – Related Party Transactions). Pursuant to the first two registration statements, we sold our common stock at a price of $10.00 per share and, pursuant to the third and fourth registration statements, we sold our common stock at a price of $10.50 per share.

As of June 30, 2006, approximately 149.6 million shares of common stock were issued and outstanding. The net proceeds from the sale of these securities were transferred to our partnership on a one-for-one basis for limited partnership units. Our partnership has used these proceeds to fund the acquisition and development of our properties.

Note 6 – Our Partnership’s Private Placement

Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, and, as of June 30, 2006, the historical cost of those properties included in our partnership’s private placement was $256.7 million. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to accredited investors are 100% leased by our partnership, and such leases contain purchase options whereby our partnership has the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code.

Our partnership pays certain up-front fees and reimburses certain related expenses to our Advisor, the Dealer Manager and Dividend Capital Exchange Facilitators LLC (the “Facilitator”), an affiliate of our Advisor, for raising capital through the private placement. Our Advisor is obligated to pay all of the offering and marketing related costs associated with the private placement. However, our partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through the private placement. In addition, our partnership is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of gross equity proceeds raised through the private placement. The Dealer Manager may re-allow such commissions and a portion of such dealer manager fee to participating broker dealers. Our partnership is also obligated to pay a transaction facilitation fee to the Facilitator of up to 1.5% of gross equity proceeds raised through the private placement.

During the three and six months ended June 30, 2006, we raised approximately $48.5 million and $98.5 million, respectively, from the sale of undivided tenancy-in-common interests in five and nine buildings, respectively, and such proceeds are recorded as financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98 Accounting for Leases (“SFAS No. 98”). During the same periods in 2005, we raised approximately $18.4 million and $36.3 million, respectively, from the sale of such interests. We have leased back the undivided interests sold to unrelated third-party investors and, in accordance with SFAS No. 98, a portion of the rental payments made to such investors under these lease agreements are recognized as interest expense using the interest method. In addition, the lease agreements each provide for a purchase option whereby our partnership may purchase each undivided tenancy-in-common interest after a certain period of time in exchange for limited partnership units.

During the three and six months ended June 30, 2006, we incurred approximately $3.5 million and $6.3 million, respectively, of rent under various lease agreements with certain third-party investors. During the same periods in 2005, we incurred approximately $0.9 million and $1.6 million, respectively, of rent under various lease agreements with certain third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as an increase to interest expense in the accompanying consolidated financial statements. The various lease agreements in place as of June 30, 2006 contain expiration dates ranging from February 2020 to December 2025.

During the three and six months ended June 30, 2006, our partnership incurred upfront costs of approximately $4.8 million and $9.7 million payable to our Advisor and other affiliates for affecting these transactions which are accounted for as deferred loan costs. During the same periods in 2005, our partnership incurred upfront costs of approximately $1.5 million and $3.1 million, respectively. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our partnership elects to exercise any purchase option as described above and issue limited partnership units, the unamortized up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sublease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98 in order to recognize the sale of such tenancy-in-common interests.

During the six months ended June 30, 2006, our partnership exercised purchase options to buy the tenancy-in-common interests it had previously sold in two industrial properties. The following table sets forth certain details regarding these transactions (amounts in thousands):

Exercise Date	Property	Market	Limited Partnership Units Issued (1)	Total Value (2)
March 22, 2006	Plainfield I	Indianapolis	1,312	$13,777
June 30, 2006	6280 Best Friend Road	Atlanta	823	8,640

Total			2,135	$22,417

(1)	Holders of limited partnership units have substantially the same economic interest as our common shareholders (see Note 7—Minority Interests).

(2)	Reflects the value of limited partnership units issued in connection with the exercise of purchase options to acquire the undivided tenancy-in-common interests based on the most recent selling price of our common stock ($10.50 per share as of June 30, 2006).

Note 7 – Minority Interests

Minority interests consist of the following as of (amounts are in thousands):

	June 30, 2006	December 31, 2005
Limited partnership Special Units	$1	$1
Limited partnership units:
Net investment	35,885	16,149
Distributions	(1,091)	(303)
Share of cumulative net loss	(57)	(49)

Sub-total	34,737	15,797
Cabot limited partnership units:
Net investment	40,314	40,314
Distributions	(1,325)	(338)
Share of cumulative net loss	(765)	(477)
Limited partnership interests acquired	(38,224)	—

Sub-total	—	39,499
Cabot non-voting common stock:
Net investment	63	63
Distributions	(1)	—
Share of cumulative net loss	(1)	—

Sub-total	61	63
Veterans Parkway membership interest:
Net investment	217	217

Total	$35,016	$$55,577

Limited Partnership Special Units

During 2002, our partnership issued 10,000 Special Units to our Advisor’s Parent for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of our partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular partnership interests in aggregate have received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of regular partnership interests will receive 15% and 85%, respectively, of the net sales proceeds received by our partnership upon the disposition of our partnership’s assets.

Limited Partnership Units

At June 30, 2006 and December 31, 2005, we owned approximately 97% and 99%, respectively, of our partnership and the remaining interest in our partnership was owned by third-party investors and our Advisor. After a period of one year, limited partnership units are redeemable at the option of the unit holder. We have the option of redeeming the limited partnership units with cash or with shares of our common stock. At inception (April 12, 2002), our partnership issued 20,000 limited partnership units to our Advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our partnership. In addition, as of June 30, 2006 and December 31, 2005, we had issued approximately 3.9 million and 1.7 million limited partnership units, respectively, to unrelated third-party investors in connection with our partnership’s private placement (see Note 6 – Our Partnership’s Private Placement).

Cabot Limited Partnership Units

On July 21, 2005, we completed a merger and acquired all of the outstanding common stock of Cabot Industrial Value Fund, Inc. (“Cabot”). Through our ownership of Cabot, we acquired an approximate 87% interest in Cabot Industrial Value Fund, LP (the “Cabot Partnership”), which, as of June 30, 2006, owned a portfolio of 104 properties with a combined historical cost of approximately $667.2 million located in 12 markets throughout the United States and had approximately $308.8 million of mortgage debt outstanding. Pursuant to the Cabot merger, the third-party investors that were limited partners in the Cabot Partnership prior to the Cabot merger remained limited partners after the merger. Contemporaneously with the merger, we entered into a Put/Call Agreement whereby we had the option to acquire the limited partners’ remaining interest in the Cabot Partnership. Under this agreement, the remaining limited partners had an initial option to put the remaining interests to us beginning April 1, 2006 and ending July 1, 2006 and we had an initial option to call the remaining interests beginning April 1, 2007 and ending July 1, 2007. On April 1, 2006, the limited partners exercised their put option, and on April 21, 2006 we purchased the remaining interests from the limited partners for cash of approximately $40.4 million. Income and losses of the Cabot Partnership prior to April 21, 2006 were allocated pro rata based on the partners’ ownership interests.

Cabot Non-Voting Common Stock

In August 2005, our Advisor and its affiliates acquired 126 shares of Cabot’s non-voting common stock for a purchase price of $500 each or $63,000 in the aggregate. Our Advisor purchased these shares on behalf of its employees and other affiliates and the proceeds from the sale of these non-voting common shares were used to invest in the Cabot Partnership. Collectively, as of June 30, 2006 and December 31, 2005, these non-voting shares of common stock represent less than a 0.1% ownership of Cabot at each date, and the holders of these shares will participate in the distributions of Cabot, which are based on the performance of the Cabot portfolio of properties, in proportion to their respective ownership percentages.

Veterans Parkway Membership Interest

On October 20, 2005, we purchased a shell-complete building comprising approximately 189,000 square feet and a pad-ready land parcel located in Chicago, Illinois from Seefried and entered into a related joint venture with Seefried (see Note 2 – Real Estate, Development and Expansion Projects). We contributed approximately 95% of the equity capital to the joint venture and Seefried contributed the remaining equity capital of approximately 5%. Both parties will receive a preferred return on their respective capital contributions and, after the parties are repaid, their capital contributions plus their preferred returns from the joint venture, Seefried will be entitled to a promoted interest on any excess earnings.

Note 8 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds with institutional investors. As of June 30, 2006, such joint ventures were not defined as variable interest entities pursuant to FASB Interpretation No. 46(R): Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. The following describes our unconsolidated joint ventures as of June 30, 2006 and December 31, 2005 (dollar amounts are in thousands).

				Net Equity Investment
Unconsolidated Joint Ventures	Ownership Percentage	Number of Buildings	Square Feet	June 30, 2006	December 31, 2005
Institutional Fund:
DCT Fund I LLC (1)	20%	6	2,317,192	$3,765	$—
Developments:
SouthCreek IV Distribution Facility (2)	98%	1	556,800	6,260	5,937
Panattoni Investments (3)	2.5%	3	2,086,698	250	153
Sycamore Canyon (2)	90%	1	459,463	4,305	—
Sumiden Building (4)	100%	1	55,000	2,402	—

Total		12	5,475,153	$16,982	$6,090

(1)	For a description of this institutional fund, see Note 2 – Real Estate, Disposition Activity.

(2)	For a description of this development project, see Note 2 – Real Estate, Development and Expansion Projects.

(3)	On March 26, 2004, we entered into a strategic relationship with Panattoni Investments LLC, pursuant to which we committed to fund up to $15.0 million into various development projects through loans evidenced by notes receivable that initially bear interest at 9.5%. We have obtained with respect to each development project an option that gives us the right to purchase an equity interest in the entity owning the underlying property. This equity interest may be up to 5% of the total amount of the related principal note balance outstanding at the time of contribution, which, if exercised, increases the interest earned on the reduced principal balance of the note to 10% thus maintaining our yield. We have exercised certain options to convert debt to equity with respect to certain of the development projects.

(4)	Although we contributed 100% of the initial equity capital required by the venture, our partners retain certain participation rights in the partnership’s available cash flows.

Note 9 – Related Party Transactions

Our Advisor

Our day-to-day activities are managed by our Advisor, an affiliate, under the terms and conditions of the amended and restated advisory agreement. Our Advisor is considered a related party as certain indirect owners and employees of our Advisor serve as our executives. The responsibilities of our Advisor include the selection of our investment properties, the negotiations for these investments and the property management and leasing of these properties.

We have entered into an advisory agreement with our Advisor pursuant to which we pay certain acquisition and asset management fees to our Advisor. The amount of such acquisition fees is equal to 1% of the aggregate purchase price of all properties we acquire. During the three and six months ended June 30, 2006, our Advisor earned approximately $9.0 million and $10.2 million, respectively, for acquisition fees which are accounted for as part of the historical cost of the acquired properties and, during the three and six months ended June 30, 2005, our Advisor earned approximately $1.8 million and $2.8 million, respectively, for such fees.

We pay our Advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we own in excess of $170 million. During the three and six months ended June 30, 2006, we incurred asset management fees of $4.3 million and $7.8 million, respectively. During the three and six months ended June 30, 2005, we incurred asset management fees of $1.5 million and $2.7 million, respectively.

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

During the three and six months ended June 30, 2006, our Advisor incurred approximately $0.5 million and $1.4 million, respectively, of offering costs and, during the same periods, we reimbursed our Advisor approximately $0.5 million and $1.8 million, respectively, for such costs, which includes unreimbursed costs from prior periods. For the three and six months ended June 30, 2005, our Advisor incurred approximately $1.8 million and $3.9 million, respectively, of offering costs and, during the same periods, we reimbursed our Advisor approximately $3.1 million and $5.9 million, respectively, for such costs. These costs are considered a cost of raising capital and as such, are included as a reduction of additional paid-in capital on the accompanying balance sheets when such reimbursement obligations are incurred. We closed the primary offering component of our fourth public offering on January 23, 2006, and as of June 30, 2006, we had reimbursed our Advisor for all of the then existing un-reimbursed offering costs. However, our Advisor expects to incur additional costs relating to our public offerings in the future and, to the extent our Advisor incurs such costs, we will be required to reimburse our Advisor up to 2% of the gross proceeds raised in our public offerings of our common stock.

Our Advisor is obligated to pay all of the offering and marketing related costs associated with our partnership’s private placement. However, our partnership is obligated to pay our Advisor a non-accountable expense allowance which equals 2% of the gross equity proceeds raised through our partnership’s private placement. During the three and six months ended June 30, 2006, our partnership incurred approximately $0.9 million and $1.9 million, respectively, payable to our Advisor for such expense allowance. During the three and six months ended June 30, 2005, our partnership incurred approximately $0.3 million and $0.6 million, respectively, payable to our Advisor for such expense allowance.

In accordance with the advisory agreement we are obligated, subject to certain limitations, to reimburse our Advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. For the three and six months ended June 30, 2006, we reimbursed approximately $304,000 and $465,000, respectively, for such costs. For the three and six months ended June 30, 2005, we reimbursed approximately $85,000 and $172,000, respectively, for such costs.

As of June 30, 2006, we owed our Advisor approximately $7.5 million for various fees and reimbursements as described above, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of December 31, 2005, we owed our Advisor approximately $0.6 million for various fees and reimbursements as described above, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

On July 21, 2006, we entered into a contribution agreement with our partnership and the Advisor’s Parent, which provides that the entire outstanding membership interest, and all economic interests, in our Advisor will be contributed by the Advisor’s Parent to our partnership for an aggregate consideration of 15,111,111 limited partnership units in our partnership, which includes the modification of the Special Units held by the Advisor’s Parent into limited partnership units in our partnership. The Internalization is subject to the satisfaction of certain conditions including, among others, approval of the Internalization by our shareholders. The annual meeting of our shareholders to vote upon, among other proposals, the contribution agreement and the Internalization is to be held on a date to be determined. See Note 13 – Subsequent Event for additional information regarding the contribution agreement.

The Dealer Manager

Our public and private offerings have been managed by the Dealer Manager under the terms of certain dealer manager agreements. Our Dealer Manager is considered a related party as certain indirect owners and employees of the Dealer Manager serve as our executives.

We have entered into a dealer manager agreement with the Dealer Manager pursuant to which we have paid a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our public offerings of common stock to the Dealer Manager as compensation for managing the offering. The Dealer Manager may re-allow a portion of such fees to broker-dealers who participate in the offering. We also have paid up to a 6% sales commission of gross offering proceeds raised pursuant to our public offerings of common stock. For the three and six months ended June 30, 2006, we incurred approximately $0.1 million and $11.0 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. For the three and six months ended June 30, 2005, we incurred approximately $11.9 million and $22.6 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. As of June 30, 2006, all sales commissions had been re-allowed to participating broker-dealers. Such amounts are considered a cost of raising capital and as such are included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets.

We have also entered into a dealer manager agreement with the Dealer Manager pursuant to which we have paid a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our partnership’s private placement. We also have paid the Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our partnership’s private placement. For the three and six months ended June 30, 2006, we incurred up front fees of approximately $3.1 million and $6.2 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. For the three and six months ended June 30, 2005, we incurred up front fees of approximately $1.0 million and $2.0 million, respectively, payable to the Dealer Manager for dealer manager fees and sales commissions. As of June 30, 2006, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. Such amounts are included in deferred loan costs on the accompanying consolidated balance sheets.

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to the Dealer Manager representing all of the warrants the Dealer Manager earned in connection with our first and second public offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. No warrants were offered in our third or fourth public offering. During the six months ended June 30, 2006 and 2005, the Dealer Manager did not earn any soliciting dealer warrants as all shares sold during these periods were in connection with our third and fourth public offerings.

As of June 30, 2006 and December 31, 2005, we owed the Dealer Manager approximately $0.6 million and $1.4 million, respectively, in relation to the fees described above which is included in other liabilities on the accompanying consolidated balance sheets.

The Facilitator

The Facilitator is responsible for the facilitation of transactions associated with our partnership’s private placement. The Facilitator is considered a related party as certain indirect owners of the Facilitator serve as our executives. We have entered into an agreement with the Facilitator whereby we have paid a transaction facilitation fee associated with our partnership’s private placement. We have paid the Facilitator up to 1.5% of the gross equity proceeds raised through our partnership’s private placement for transaction facilitation. For the three and six months ended June 30, 2006, we incurred approximately $0.7 million and $1.5 million, respectively, payable to the Facilitator for such fees. For the three and six months ended June 30, 2005, we incurred approximately $0.2 million and $0.5 million, respectively, payable to the Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our partnership’s private placement, are recorded as deferred loan costs and amortized over the life of the financing obligation (see Note 6 – Our Partnership’s Private Placement).

Note 10 – Stock Option Plans and Warrant Purchase Agreements

Stock Option Plans

Employee Option Plan

We have adopted the Employee Option Plan, which is designed to enable us, our Advisor and its affiliates to obtain or retain the services of employees (not to include our directors) considered essential to our long-term success and the success of our Advisor and its affiliates by offering such employees an opportunity to participate in our growth through ownership of our shares. The Employee Option Plan is administered by our compensation committee, which is authorized to grant “non-qualified” stock options (the “Employee Options”) to certain employees of our Advisor and its affiliates. The exercise price for the Employee Options is the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option is granted. A total of 750,000 shares are authorized and reserved for issuance under the Employee Option Plan. The term of such employee options has been set by our compensation committee and shall not exceed the earlier of ten years from the date of grant or five years from the date of a listing of our common stock. Our compensation committee has set the period during which the right to exercise an Employee Option fully vests at three years from the date of grant. During the six months ended June 30, 2006, we granted 251,000 options pursuant to this plan. As of June 30, 2006 and 2005, there were approximately 356,000 and 105,000 options outstanding under the Employee Option Plan, respectively, with a weighted average exercise price of $11.00. As of June 30, 2006, no such options had been exercised and 2,500 had been forfeited.

During the six months ended June 30, 2006, options issued under the Employee Option Plan were valued using Black-Scholes with the following assumptions: expected dividend yield of 6.10%, risk-free interest rate of 4.01%, volatility factor of 19.19% and an expected life of 6 years. The value of the options granted under the Employee Option Plan on the date of grant during the six months ended June 30, 2006 was approximately $159,219. There were no employee options granted during the six months ended June 30, 2005.

Independent Director Option Plan

We have adopted an Independent Director Option Plan which we use in an effort to attract and retain qualified independent directors. We granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan effective upon the later of (i) the sale of 200,000 shares in our first public offering, and (ii) the independent director becoming a member of our board of directors. Such options vest 20% upon grant date and 20% each year for the following four years. In addition, we have issued options to purchase 5,000 shares to each independent director then in office on the date of each annual shareholder’s meeting and these options vest 100% upon the second anniversary from the grant date. A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan. The term of these options shall not exceed the earlier of ten years from the date of grant, the date of removal for cause, or three months from the director’s resignation. The exercise price for options issued under the Independent Director Option Plan are the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. As of June 30, 2006 and 2005, we had 60,000 and 80,000 options outstanding, respectively, under the Independent Director Stock Option Plan, of which 30,000 and 24,000 were vested, respectively. As of June 30, 2006, no such options had been exercised.

During the six months ended June 30, 2006, options issued under the Independent Director Option Plan were valued using Black-Scholes with the following assumptions: expected dividend yield of 6.10%, risk-free interest rate of 4.01%, volatility factor of 19.22% and an expected life of 6 years. The value of options granted under the Independent Director Option Plan on the date of grant during the six months ended June 30, 2006 was approximately $5,650. There were no independent director options granted during the six months ended June 30, 2005.

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

Options granted under both the Employee Option Plan and the Independent Director Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the three and six months ended June 30, 2006, we incurred approximately $16,000 and $32,000, respectively, of such expense which is included in general and administrative expense on the accompanying consolidated statements of operations. For the three and six months ended June 30, 2005, we incurred approximately $7,000 and $13,000, respectively, of such expense which is included in general and administrative expense on the accompanying consolidated statements of operations. As of June 30, 2006, approximately $182,000 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the Employee Option Plan and the Independent Director Option Plan. We expect to recognize such expense over a weighted average period of 2.4 years.

The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the six months ended June 30, 2006, as well as the total options outstanding as of December 31, 2005 and June 30, 2006 and the total options exercisable as of June 30, 2006.

	Independent Director Options	Employee Options	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)
Issued and Outstanding at 12/31/05	70,000	107,500	$11.39
Grants	10,000	251,000	11.04
Exercises	—	—	—
Expirations	—	—	—
Forfeitures	(20,000)	(2,500)	—

Issued and Outstanding at 6/30/06	60,000	356,000	$11.14	9.12

Exercisable at 6/30/06	30,000	35,000	$11.46	9.12

Collectively, the options outstanding pursuant to our Independent Director Option Plan and our Employee Option Plan had a weighted average per option value as of June 30, 2006 and December 31, 2005 of $0.65 and $0.56, respectively.

Warrant Purchase Agreements

Pursuant to our first and second public offerings, the Dealer Manager earned one soliciting dealer warrant for every 25 shares sold (see Note 9 – Related Party Transactions). These warrants, as well as the shares issuable upon their exercise, were registered in connection with our first and second public offerings. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to the Dealer Manager representing all of the warrants the Dealer Manager earned in connection with both of the aforementioned offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. The Dealer Manager may retain or re-allow these warrants to broker-dealers participating in the offering, unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. The holder of a soliciting dealer warrant is entitled to purchase one share of common stock from us at a price of $12 per share beginning on the first anniversary of the effective date of the offering in which such warrants are issued and ending five years after the effective date of such offering. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the relevant public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.

Note 11 – Net Income (Loss) per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator
Net income (loss)	$(1,646)	$748	$309	$(1,834)
Unitholders share of net income (1)	—	3	8	—

Adjusted net income (loss)	$(1,646)	$751	$317	$(1,834)

Denominator
Weighted average common shares outstanding – Basic	150,053	88,066	147,812	81,331
Incremental weighted average effect of conversion of limited partnership units	—	407	2,503	—

Weighted average common shares outstanding – Diluted	150,053	88,473	150,315	81,331

Net Income (Loss) per Common Share
Net income (loss) attributable to common shares – Basic	$(0.01)	$0.01	$0.00	$(0.02)

Net income (loss) attributable to common shares – Diluted	$(0.01)	$0.01	$0.00	$(0.02)

(1)	For all periods presented with earnings subject to dilution, dilutive securities only included limited partnership units in our partnership, which are redeemable, at our option, for shares of our common stock or cash (see Note 7 – Minority Interests).

Note 12 – Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics with all our other operating properties and we combine our operating segments into reportable segments based upon their geographic location or market. For purposes of this disclosure, we report the revenue of our largest reportable market segments on an individual basis until the aggregate revenue of such individually reported market segments equals at least 75% of our total revenues and then aggregate all remaining reportable market segments into one category, “Other Markets.” These other markets include Boston, Charlotte, Columbus, Denver, Harrisburg/Lehigh Valley, Louisville, Miami, Minneapolis/St. Paul, New Jersey, Orlando, San Antonio and San Francisco. The following table sets forth the rental revenues and property net operating income of our market segments for the three and six months ended June 30, 2006 and 2005 (amounts are in thousands).

	Three Months Ended				Six Months Ended
	Rental Revenue		NOI (1)		Rental Revenue		NOI (1)
	2006	2005	2006	2005	2006	2005	2006	2005
Atlanta (2)	$4,795	$6,112	$3,623	$5,367	$10,007	$9,228	$7,664	$7,801
Baltimore	2,460	973	2,205	812	4,564	973	3,987	812
Chicago	3,094	868	2,310	831	6,695	1,550	4,925	1,505
Cincinnati	4,243	1,872	3,398	1,584	8,167	3,737	6,461	3,135
Dallas (2)	6,489	2,434	4,617	1,596	12,662	4,835	8,859	3,166
Indianapolis	2,278	325	1,936	240	3,671	714	3,229	546
Houston	3,834	2,320	2,803	1,589	7,432	4,615	5,148	3,158
Los Angeles	1,641	837	1,243	674	3,271	1,668	2,647	1,326
Memphis (2)	3,539	3,820	2,579	3,164	8,030	5,434	6,045	4,538
Nashville	2,116	1,399	1,868	1,245	4,311	2,809	3,829	2,495
Phoenix	2,558	2,093	1,864	1,374	4,938	4,161	3,586	2,648
Seattle	1,790	—	1,467	—	3,632	0	2,972	—
Other Markets	12,457	3,322	9,935	2,540	20,594	6,253	16,233	4,669

Total	$51,294	$26,375	$39,848	$21,016	$97,974	$45,977	$75,585	$35,799

(1)	Net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expense and interest expense.
(2)	Prior year results reflect properties that were contributed into the institutional fund during the first quarter of 2006. See additional information in Note 2 – Real Estate.

We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, interest expense, interest income and general and administrative expenses. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. The following table is a reconciliation of our NOI to our reported net income (amounts are in thousands):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Property NOI	$39,848	$21,016	$75,585	$35,799
Institutional capital management fees	126	—	178	—
Equity in losses of unconsolidated joint ventures, net	(129)	—	(182)	—
Gain (loss) recognized on dispositions of real estate interests	4,044	—	8,032	—
Interest income and other	2,060	979	4,522	1,589
Depreciation and amortization expense	(27,199)	(14,192)	(51,691)	(26,542)
Interest expense	(14,755)	(4,827)	(26,436)	(8,545)
General and administrative expense	(1,452)	(701)	(2,182)	(1,429)
Asset management fees, related party	(4,297)	(1,524)	(7,815)	(2,703)
Minority interests	108	(3)	298	(3)

Net income (loss)	$(1,646)	$748	$309	$(1,834)

The following table reflects our total assets, net of accumulated depreciation and amortization, by market segment (amounts are in thousands).

	June 30, 2006	December 31, 2005
Market segments:
Atlanta	$319,576	$252,701
Baltimore	121,907	101,000
Chicago	156,247	177,765
Cincinnati	202,876	117,381
Dallas	314,799	240,861
Houston	123,993	122,068
Indianapolis	107,955	56,308
Los Angeles	97,728	82,547
Memphis	151,346	178,371
Nashville	93,658	76,256
Phoenix	91,252	84,820
Seattle	85,664	87,112
Other markets	793,111	345,523

Total segment net assets	2,660,112	1,922,713
Non-segment assets:
Non-segment cash and cash equivalents	31,248	84,771
Other non-segment assets (1)	113,279	50,211

Total assets	$2,804,639	$2,057,695

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations and deferred acquisition costs.

Note 13 – Subsequent Event

Internalization of our Advisor

On July 21, 2006, we entered into a contribution agreement (the “Contribution Agreement”) with our partnership and our Advisor’s Parent. Our Board of Directors (excluding Messrs. Thomas Wattles, Evan Zucker and James Mulvihill, who have interests in the transaction that are different from, and may potentially conflict with, those of our shareholders and, accordingly, abstained) approved the Contribution Agreement after receiving the unanimous recommendation of a special committee comprised of our four independent directors, which special committee retained its own legal and financial advisors.

Pursuant to an amended and restated advisory agreement with us, our Advisor currently has responsibility for our day-to-day operations subject to the supervision of our Board of Directors, including investment analysis, acquisitions and developments, financing and refinancing, asset management and certain administrative services (see Note 9 – Related Party Transactions). The Advisor’s Parent owns the entire outstanding membership interest in our Advisor. In addition, the Advisor’s Parent holds the Special Units (see Note 7 – Minority Interests).

The Contribution Agreement provides that, subject to the approval thereof by our shareholders and subject to the satisfaction of certain other conditions, the entire outstanding membership interest, and all economic interests, in our Advisor will be contributed by the Advisor’s Parent to our partnership for an aggregate consideration of 15,111,111 limited partnership units in our partnership, which includes the modification of the Special Units held by the Advisor’s Parent into limited partnership units in our partnership. As a result of the Internalization, our Advisor will become a wholly-owned subsidiary of our partnership and we will become self-advised. In connection with the Internalization, we anticipate that approximately 50 of our Advisor’s or its affiliates’ employees or consultants will become our employees. In addition, we have entered into certain employment agreements with certain individuals associated with the Advisor or its affiliates pursuant to which those individuals will become our employees as of the closing.

Our Current Report on Form 8-K dated July 21, 2006, filed on July 27, 2006, contains certain additional information related to the Internalization, the Contribution Agreement and the employment agreements, and the Contribution Agreement and certain exhibits thereto have been filed as exhibits to such report. The annual meeting of our shareholders to vote upon, among other proposals, the Contribution Agreement and the Internalization is to be held on a date to be determined.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), other development trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability and creditworthiness of prospective customers, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, customers’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, customer bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this report.

Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to Dividend Capital Trust Inc. and Dividend Capital Operating Partnership LP and their consolidated subsidiaries.

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

Internalization

On July 21, 2006, we entered into a contribution agreement (the “Contribution Agreement”) with our partnership and Dividend Capital Advisors Group LLC (the “Advisor’s Parent”), the parent company of our Advisor, which provides that the entire outstanding membership interest, and all economic interests, in our Advisor will be contributed by the Advisor’s Parent to our partnership for an aggregate consideration of 15,111,111 limited partnership units in our partnership, which includes the modification of the Special Units held by the Advisor’s Parent into limited partnership units in our partnership. We refer to this transaction as the Internalization. The Internalization is subject to the satisfaction of certain conditions including, among others, approval of the Internalization by our shareholders and there can be no guarantee that the Internalization will be consummated. The annual meeting of our shareholders to vote upon, among other proposals, the Contribution Agreement and the Internalization is to be held on a date to be determined. See Note 13 to the consolidated financial statements for additional information regarding the Contribution Agreement. Were the Internalization to be consummated, our Advisor would become our wholly-owned subsidiary, we would enter into employment agreements with certain individuals associated with the Advisor or its affiliates and we would become a fully-integrated, self-administered and self-advised REIT. As a result, we would no longer bear the cost of the advisory fees and other amounts payable under the advisory agreement with our Advisor nor would we be subject to certain of the risks and conflicts of interests relating to our Advisor that are described herein and in our Form 10-K for the year ended December 31, 2005, as amended.

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

Management currently expects that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansions and renovation of properties, developments, distributions to investors, redemption of common shares and debt service will include:

•	Current cash balances;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Capital from co-investment partners;

•	Proceeds from our partnership’s private placement;

•	Proceeds from future offerings of our common stock;

•	Proceeds from our distribution reinvestment plan; and

•	Cash flow from operations.

Over the short term, we believe that our sources of capital, specifically our cash flow from operations, borrowings under our credit facilities and our ability to raise capital through our partnership’s private placement are adequate and will continue to be adequate to meet our liquidity requirements and capital commitments. These liquidity requirements and capital commitments include transaction costs associated with the Internalization of our Advisor, payment of debt service, regular quarterly investor distributions, funding redemptions of our common stock, capital expenditures at our properties, including developments, forward purchase commitments and the acquisition of four buildings which are currently under contract or have closed since June 30, 2006. These buildings total approximately 783,000 square feet and have an aggregate purchase price of approximately $43.6 million. We anticipate that the acquisitions that have not yet closed will close over the next several months. However, the contracts related to these acquisitions are subject to a number of contingencies and there are no assurances that these acquisitions will transpire.

Over the longer term, in addition to the same sources of capital we rely on to meet our short term liquidity requirements, we also expect to utilize additional secured and unsecured financings and capital from co-investment partners. However, we currently intend to stop raising capital pursuant to our partnership’s private placement in the third quarter of 2006. We may also conduct additional public offerings of our common stock in the future. We expect these resources will be adequate to fund our operating activities, debt service obligations and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with additional potential forward purchase commitments. Furthermore, as we continue to increase the amount of capital raised from co-investment partners through the creation of institutional funds, we expect revenues generated from institutional capital management fees to become an increasingly larger part of our funds generated from operations.

For the six months ended June 30, 2006 and 2005, our cash provided by operating activities generated approximately $48.7 million and $27.3 million, respectively. For the six months ended June 30, 2006 and 2005, our cash used by investing activities increased to approximately $847.1 million from $205.6 million, respectively, primarily related to investments in real estate of approximately $965.6 million and $202.1 million during such periods, respectively. For the six months ended June 30, 2006 and 2005, our cash provided by financing activities increased to approximately $748.3 million from $328.7 million, respectively, primarily related to increased debt balances. Management anticipates that over time, debt proceeds as well as cash provided by operating activities will represent an increasing percentage of our sources of capital as will capital from co-investment partners. Following is an additional discussion of our sources and uses of cash flows.

Significant Sources of Cash Flows

The following discussion describes our significant sources of cash flow for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Debt Issuances and Assumptions

We have issued and assumed various forms of debt, including unsecured and secured notes, in connection with the acquisition of our real estate portfolio. At June 30, 2006 and December 31, 2005, we had $1.1 billion and $642.2 million of outstanding unsecured and secured notes, respectively. Additionally, we have $118.0 million available under our senior unsecured revolving facility. At June 30, 2006, we had $132.0 million outstanding under this facility. We had no outstanding balance under this facility at December 31, 2006. During the six months ended June 30, 2006, we issued $425.0 million in unsecured notes and borrowed approximately $132.0 million against our senior unsecured revolving facility primarily to fund property acquisitions, most notably the Cal TIA acquisition. During the six months ended June 30, 2006, we assumed approximately $12.4 million of secured notes in connection with three property acquisitions. See Note 3 to the consolidated financial statements for more information regarding our debt.

During the six months ended June 30, 2005, we issued $57.0 million of secured notes and we assumed approximately $91.6 million of secured notes in connection with nine property acquisitions.

As of June 30, 2006, the historical cost of all our consolidated properties was approximately $2.8 billion and the historical cost of all properties securing our fixed rate mortgage debt and senior secured credit facility was approximately $1.2 billion and $116.1 million, respectively. Our debt has various financial covenants and we were in compliance with all of these covenants at June 30, 2006.

Public Offerings

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

On January 23, 2006, we closed the primary offering component of our fourth public offering, but we will continue to offer shares pursuant our distribution reinvestment plan. For the six months ended June 30, 2006 we raised approximately $161.4 million of net proceeds from the sale of our common stock and for the six months ended June 30, 2005 we raised approximately $277.3 million of net proceeds from the sale of our common stock.

Our Partnership’s Private Placement

Our partnership is currently offering undivided tenancy-in-common interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code. Additionally, the tenancy-in-common interests sold to accredited investors are 100% leased by our partnership, and such leases contain purchase options whereby our partnership has the right, but not the obligation, to acquire the tenancy-in-common interests from the investors at a later point in time in exchange for limited partnership units in our partnership under Section 721 of the Internal Revenue Code. During the six months ended June 30, 2006, we raised approximately $98.5 million from the sale of undivided tenancy-in-common interests in our properties. During the six months ended June 30, 2005, we raised approximately $36.3 million from the sale of undivided tenancy-in-common interests in our properties. As of June 30, 2006 and 2005, we had raised a total of approximately $276.4 million and $69.0 million, respectively, from the sale of undivided tenancy-in-common interests in our properties pursuant to our partnership’s private placement.

During the six months ended June 30, 2006, our partnership exercised purchase options to buy the tenancy-in-common interests it had previously sold in two industrial properties. The following table sets forth certain details regarding these transactions (amounts in thousands):

Exercise Date	Property	Market	Limited Partnership Units Issued (1)	Total Value (2)
March 22, 2006	Plainfield I	Indianapolis	1,312	$13,777
June 30, 2006	6280 Best Friend Road	Atlanta	823	8,640

Total			2,135	$22,417

(1)	Holders of limited partnership units have substantially the same economic interest as our common shareholders (see Note 7 to the consolidated financial statements).

(2)	Reflects the value of limited partnership units issued in connection with the exercise of purchase options to acquire the undivided tenancy-in-common interests based on the most recent selling price of our common stock ($10.50 per share as of June 30, 2006).

Institutional Fund Management

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait (our “Partner”), an unrelated third party, to create an institutional fund, DCT Fund I LLC (the “Fund”), that owns and operates industrial properties located in the United States. We contributed six industrial properties to the Fund, comprising approximately 2.6 million rentable square feet after completion of a 330,000 square foot expansion project. The contribution value of the six buildings upon the completion of the expansion was approximately $122.8 million. Contemporaneously with our contribution, the Fund issued $84.4 million of secured non-recourse debt and our Partner contributed $19.7 million of equity to the Fund. Upon receipt of these proceeds, the Fund made a special distribution to us of approximately $102.7 million. The expansion was completed during June 2006, and contemporaneously with the completion of the expansion, the Fund issued $11.1 million of additional secured non-recourse debt and our Partner contributed $2.6 million of equity to the Fund. Upon receipt of these proceeds, the Fund made a special distribution to us of approximately $13.7 million. With the completion of these transactions, our ownership of the Fund is approximately 20% and our Partner’s ownership of the Fund is approximately 80%.

Pursuant to our joint venture agreement, we act as asset manager for the Fund and earn certain fees including asset management fees and leasing commissions, as well as other fees related to the properties we manage. Such fees totaled approximately $126,000 and $178,000 for the three and six months ended June 30, 2006. In addition to these fees, after the partners are repaid their respective capital contributions plus a preferred return, we have the right to receive a promoted interest in the Fund based upon performance.

Cash Flow From Operations

Our cash flow from operations continues to increase as our portfolio of operating properties continues to expand. For the six months ended June 30, 2006 and 2005, our cash provided by operating activities was approximately $48.7 million and $27.3 million, respectively.

Significant Uses of Cash Flows

The following discussion describes our significant uses of cash flow for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Acquisitions

During the six months ended June 30, 2006, we acquired 117 properties located in 17 markets, comprising approximately 17.2 million square feet for a total cost of approximately $926.8 million, including acquisition fees paid to our Advisor. These properties were acquired using net proceeds from our public and private offerings, debt assumptions and new debt issuances. For all properties acquired and consolidated, the results of operations for the acquired properties are included in our consolidated statement of operations from the dates of acquisition.

Debt Service Requirements

As of June 30, 2006, we had total outstanding debt, excluding premiums and financing obligations related to our partnership’s private placement, of approximately $1.2 billion consisting primarily of unsecured debt and secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal (see Note 3 to the consolidated financial statements). Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that funds from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service. During the six months ended June 30, 2006, our debt service, including principal and interest, totaled $24.1 million and, during the six months ended June 30, 2005, our debt service, including principal and interest, totaled $7.3 million.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. In December 2005, our board of directors set the 2006 distribution level at an annualized $0.64 per share or limited partnership unit. The distribution was set by our board of directors at a level we believe to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and the anticipated results of operations. For the three and six months ended June 30, 2006, our board of directors declared distributions to shareholders totaling approximately $23.9 million and $46.9 million, respectively. On April 17, 2006, we paid $22.9 million for distributions declared in the first quarter of 2006 and on January 16, 2006, we paid $19.6 million for distributions declared in the fourth quarter of 2005. On April 15, 2005, we paid distributions declared in the first quarter of 2005 and on January 17, 2005, we paid $9.7 million for distributions declared in the fourth quarter of 2004. To fund total distributions, we utilized both funds from operations and debt proceeds. It is our objective to fund our distributions over time exclusively using funds from our operations.

Pursuant to our distribution reinvestment plan, $13.0 million and $26.7 million of the distributions declared during the three and six months ended June 30, 2006, respectively, were satisfied through the issuance of approximately 1.4 million and 2.7 million shares of our common stock, respectively, at a 5.0% discount from our then current public offering share price for a discounted purchase price of $9.975 per share. For the three and six months ended June 30, 2005, $7.7 million and $14.0 million of distributions declared, respectively, were satisfied through the issuance of approximately 0.8 million and 1.4 million shares of our common stock, respectively, pursuant to our distribution reinvestment plan at a 5.0% discount from our then current public offering share price for a discounted purchase price of $9.975 per share.

Share Redemption Program

As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, shareholders of Dividend Capital Trust or holders of limited partnership units in our partnership who have held their shares or units for at least one year may be able to redeem all or any portion of their shares or units in accordance with the procedures outlined in their applicable prospectus relating to the shares or units they purchased. At that time, we may, subject to the conditions and limitations, redeem the shares or units presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for further discussion of our redemption program). During three and six months ended June 30, 2006, we redeemed approximately 674,000 and 922,000 shares of our common stock, respectively, for total consideration of approximately $6.5 million and $8.9 million, respectively, pursuant to this program. During three and six months ended June 30, 2005, we redeemed approximately 203,000 and 323,000 shares of our common stock, respectively, for total consideration of approximately $2.0 million and $3.2 million, respectively, pursuant to this program.

Supplemental Earnings Measure

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. The following table presents the calculation of our FFO reconciled from net income (loss) for the three and six months ended June 30, 2006 and 2005 (amounts in thousands, except per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) (1)	$(1,646)	$748	$309	$(1,834)
Add:
Depreciation and amortization	27,199	14,192	51,691	26,542
Equity in losses of unconsolidated joint ventures	129	—	182	—
Equity in FFO of unconsolidated joint ventures	93	—	150	—
Less:
Minority interests	(108)	3	(298)	3
FFO attributable to minority interests	(682)	(66)	(1,638)	(66)
(Gain) loss recognized on disposition of real estate interests	21	—	(3,967)	—

Funds from operations attributable to common shares	$25,006	$14,877	$46,429	$24,645

Basic and diluted FFO per common share	$0.17	$0.17	$0.31	$0.30
Weighted average common shares outstanding:
Basic	150,053	88,066	147,812	81,331
Diluted	153,141	88,473	150,315	81,545

(1)	Includes gains from sales of undepreciated assets of $4.1 million for both the three and six months ended June 30, 2006.

Results of Operations

Summary

As of June 30, 2006, we owned 373 operating properties located in 24 markets throughout the United States. We acquired 248 of these properties after June 30, 2005. In addition, in February 2006, we contributed six of our properties into an institutional fund, two of which were purchased before June 30, 2005. See Note 2 to the consolidated financial statements for additional information regarding our dispositions. The net effect of these acquisitions and dispositions results in the addition of 244 properties to our operating portfolio since June 30, 2005. As a result of these additional 244 properties, the revenues and expenses from our operations for the three and six months ended June 30, 2006 reflect a significant increase compared to the revenues and expenses from our operations for the three and six months ended June 30, 2005. The following table illustrates the changes in our portfolio as of June 30, 2006 and June 30, 2005, respectively (dollar amounts in thousands).

	As of June 30,
	2006				2005
Market	Number of Buildings	Historical Cost	Gross Leasable Area	Occupancy (1)	Number of Buildings	Historical Cost	Gross Leasable Area	Occupancy (1)
Atlanta	56	$303,712	6,550,271	88.9%	18	$146,128	3,946,931	85.3%
Baltimore	13	121,261	1,585,087	90.7%	7	46,019	874,455	96.7%
Boston	6	42,879	567,441	89.1%	5	26,918	405,741	75.4%
Charlotte	11	66,660	1,477,548	79.1%	—	—	—	—
Chicago	14	150,301	2,877,988	94.8%	7	80,644	1,740,445	89.1%
Cincinnati	39	214,060	4,982,217	86.5%	7	78,952	1,797,369	97.6%
Columbus	15	180,324	4,401,797	92.7%	—	—	—	—
Dallas	54	331,600	6,810,543	90.3%	19	97,436	2,451,768	90.3%
Denver	1	9,093	160,232	77.0%	1	9,000	160,232	100.0%
Harrisburg/Lehigh Valley	8	64,868	1,205,264	98.3%	1	5,382	100,000	100.0%
Houston	34	135,635	2,452,711	93.0%	21	83,623	1,622,270	89.2%
Indianapolis	8	109,217	3,326,864	95.5%	1	15,186	442,127	68.3%
Los Angeles	12	101,888	1,391,534	99.6%	4	32,744	444,066	100.0%
Louisville	2	18,350	521,000	100.0%	2	18,352	521,000	100.0%
Memphis	10	159,925	4,333,018	93.8%	11	184,283	5,042,018	94.9%
Miami	6	65,837	727,461	92.7%	2	18,740	250,783	94.6%
Minneapolis/St. Paul	6	58,762	828,466	100.0%	—	—	—	—
Nashville	5	99,005	2,712,373	91.7%	3	59,385	1,699,530	100.0%
New Jersey	7	69,224	883,446	97.3%	—	—	—	—
Orlando	12	78,865	1,226,231	93.4%	2	15,692	367,137	100.0%
Phoenix	15	98,531	1,733,078	96.5%	13	79,375	1,474,963	90.0%
San Antonio	2	7,764	172,050	67.6%	2	7,699	172,050	100.0%
San Francisco Bay Area	29	206,413	2,410,960	97.4%	5	35,399	474,636	100.0%
Seattle	8	88,497	1,198,617	96.5%	—	—	—	—

Total operating properties	373	2,782,671	54,536,197	92.1%	131	1,040,957	23,987,521	92.0%
Properties under development	3	31,963	877,201	10.7%	—	—	—	n/a
Land held for development	n/a	9,137	n/a	n/a	n/a	—	n/a	n/a

Total	376	$2,823,771	55,413,398	90.8%	131	$1,040,957	23,987,521	92.0%

(1)	The total vacant square footage as of June 30, 2006, and 2005, was 5,100,156 and 1,917,332, respectively. Of the vacant space as of June 30, 2006 and 2005, we had 51,365 and 807,981 square feet, respectively, under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new customer. The total percentage of operating square feet leased, including space covered by master leases was 92.2% and 95.4% as of June 30, 2006, and 2005, respectively. For financial reporting purposes under GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenues.

In addition to the significant increase in property operating activity for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 resulting from the aforementioned acquisitions, the following describes other significant differences between the periods that are a result of our continued growth:

•	We have increased our debt by issuing or assuming an additional $912.7 million of debt since June 30, 2005. This has resulted in higher interest expense of approximately $17.9 million in the six months ended June 30, 2006 compared to the same period in 2005.

•	Asset management fees paid to our Advisor of 0.75% per annum of the undepreciated cost of our properties were higher by $5.1 million in the six months ended June 30, 2006 compared to the same period in 2005 as a result of the additional 244 properties being subject to these fees during the 2006 period.

•	In February 2006, in connection with the above referenced disposition, we recorded a gain on the disposition of the real estate interests resulting in an increase to net income of approximately $4.0 million.

•	In June 2006, we recorded a gain relating to the completion of an expansion that had been contributed to the above referenced institutional fund resulting in an increase to net income of approximately $4.1 million.

During the six months ended June 30, 2006, we recognized net income of approximately $309,000 compared to a net loss of approximately $1.8 million for the same period in 2005. The components of the increase in operating activities are reflected in the changes in rental revenues, rental expenses, other income and other expenses as more fully described below.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Our same store properties include all properties that we owned during both the current and prior year reporting periods and the operations of such properties have been stabilized and consolidated for the entire period presented. The same store assets for the three months ended June 30, 2006 include 110 buildings totaling 18.9 million square feet. A discussion of these changes follows the table.

	Three Months Ended June 30,
	2006	2005	$ Change
Rental Revenues:
Same store	$19,651	$20,309	$(658)
2006 acquisitions and dispositions	8,563	694	7,869
2005 acquisitions	23,259	2,555	20,704
Development	87	—	87
Gains (losses) related to early lease terminations, net	(266)	2,817	(3,083)

Total rental revenue	51,294	26,375	24,919

Rental Expenses
Same store	4,765	4,779	(14)
2006 acquisitions and dispositions	1,473	87	1,386
2005 acquisitions	5,157	493	4,664
Development	51	—	51

Total property expenses	11,446	5,359	6,087

Net Operating Income (1)
Same store	14,886	15,530	(644)
2006 acquisitions and dispositions	7,090	607	6,483
2005 acquisitions	18,102	2,062	16,040
Development	36	—	36
Gains (losses) related to early lease terminations, net	(266)	2,817	(3,083)

Total property net operating income	39,848	21,016	18,832

Other Income
Institutional capital management fees	126	—	126
Gain (loss) recognized on disposition of real estate interests	(21)	—	(21)
Gain recognized on development activities	4,065	—	4,065
Interest income and other	2,060	979	1,081

Total other income	6,230	979	5,251

Other Expenses
Depreciation and amortization	27,199	14,192	13,007
General and administrative	1,452	701	751
Asset management fees, related party	4,297	1,524	2,773
Equity in losses of unconsolidated joint ventures, net	129	—	129
Interest expense	14,755	4,827	9,928

Total other expenses	47,832	21,244	26,588

Minority interests	108	(3)	111

Net income (loss)	$(1,646)	$748	$(2,394)

(1)	See Note 12 to the consolidated financial statements for further discussion of net operating income.

Rental Revenues

Rental revenues increased by approximately $24.9 million for the three months ended June 30, 2006 compared to the same period in 2005, primarily as a result of the rental revenue generated from the additional operating properties acquired subsequent to June 30, 2005. Same store rental revenues decreased by approximately $0.7 million for the three months ended June 30, 2006 compared to the same period in 2005, related to lower occupancy primarily due to early lease terminations. Additionally, net losses related to the write off of intangible lease assets associated with terminated leases were $0.3 million for the three months ended June 30, 2006 compared to net gains on early lease terminations recorded in June 2005 of approximately $2.8 million primarily related to a payment of an early termination fee of $3.7 million.

Rental Expenses

Rental expenses increased by approximately $6.1 million for the three months ended June 30, 2006 compared to the same period in 2005, primarily as a result of the additional operating properties acquired subsequent to June 30, 2005. Same store rental expenses decreased by approximately $14,000 for the three months ended June 30, 2006 compared to the same period in 2005, primarily due to general decreases in insurance, property management and non-recoverable expenses, which were partially offset by an increase in property taxes of approximately $205,000 during the three months ended June 30, 2006 as compared to the same period in 2005.

Other Income

Other income increased by approximately $5.3 million for the three months ended June 30, 2006 as compared to the same period in 2005 primarily as a result of a gain of approximately $4.1 million recorded in connection with the completion of the aforementioned building expansion and an increase in interest income of $1.1 million due to higher average cash balances held in interest bearing bank accounts and such accounts yielding a higher rate of return during the three months ended June 30, 2006 as compared to the same period in 2005.

Other Expenses

Depreciation and amortization expense increased by approximately $13.0 million for the three months ended June 30, 2006 as compared to the same period in 2005, primarily due to the additional properties acquired subsequent to June 30, 2005. The increase in asset management fees payable to our Advisor of approximately $2.8 million was attributable to the aforementioned additional properties all of which are subject to the 0.75% asset management fee referenced above. The increase in interest expense of approximately $9.9 million is generally attributable to higher average outstanding debt balances and higher financing obligation balances that were outstanding during the three months ended June 30, 2006 compared to the same period in 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

The following table illustrates the changes in rental revenues, rental expenses, net operating income, other income and other expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Our same store properties include all properties that we owned during both the current and prior year reporting periods, and the operations of such properties have been stabilized and consolidated for the entire period presented. The same store assets for the six months ended June 30, 2006 include 105 buildings totaling 16.5 million square feet. A discussion of these changes follows the table.

	Six Months Ended June 30,
	2006	2005	$ Change
Rental Revenues:
Same store	$35,482	$36,032	$(550)
2006 acquisitions and dispositions	11,507	1,276	10,231
2005 acquisitions	51,023	5,852	45,171
Development	108	—	108
Gains (losses) related to early lease terminations, net	(146)	2,817	(2,963)

Total rental revenue	97,974	45,977	51,997

Rental Expenses
Same store	8,967	9,188	(221)
2006 acquisitions and dispositions	1,993	155	1,838
2005 acquisitions	11,376	835	10,541
Development	53	—	53

Total property expenses	22,389	10,178	12,211

Net Operating Income (1)
Same store	26,515	26,844	(329)
2006 acquisitions and dispositions	9,514	1,121	8,393
2005 acquisitions	39,647	5,017	34,630
Development	55	—	55
Gains (losses) related to early lease terminations, net	(146)	2,817	(2,963)

Total property net operating income	75,585	35,799	39,786

Other Income
Institutional capital management fees	178	—	178
Gain (loss) recognized on disposition of real estate interests	3,967	—	3,967
Gain recognized on development activities	4,065		4,065
Interest income and other	4,522	1,589	2,933

Total other income	12,732	1,589	11,143

Other Expenses
Depreciation and amortization	51,691	26,542	25,149
General and administrative	2,182	1,429	753
Asset management fees, related party	7,815	2,703	5,112
Equity in losses of unconsolidated joint ventures, net	182	—	182
Interest expense	26,436	8,545	17,891

Total other expenses	88,306	39,219	49,087

Minority interests	298	(3)	301

Net income (loss)	$309	$(1,834)	$2,143

(1)	See Note 12 to the consolidated financial statements for further discussion of net operating income.

Rental Revenues

Rental revenues increased by approximately $52.0 million for the six months ended June 30, 2006 compared to the same period in 2005, primarily as a result of the rental revenue generated from the additional operating properties acquired subsequent to June 30, 2005. Same store rental revenues decreased by approximately $0.6 million for the six months ended June 30, 2006 compared to the same period in 2005, related to lower occupancy primarily due to early lease terminations. Additionally, net losses related to the write off of intangible lease assets associated with terminated leases were $0.1 million for the six months ended June 30, 2006 compared to net gains on early lease terminations recorded in June 2005 of approximately $2.8 million primarily related to a payment of an early termination fee of $3.7 million.

Rental Expenses

Rental expenses increased by approximately $12.2 million for the six months ended June 30, 2006 compared to the same period in 2005, primarily as a result of the additional operating properties acquired subsequent to June 30, 2005. Same store rental expenses decreased by approximately $221,000 for the six months ended June 30, 2006 compared to the same period in 2005, primarily due to the loss on an early lease termination recorded in 2005 of approximately $170,000. These losses were generally a result of lease related assets being written off.

Other Income

Other income increased by approximately $11.1 million for the six months ended June 30, 2006 as compared to the same period in 2005 primarily as a result of a gain recorded on the disposition of real estate interests of approximately $4.0 million, a gain of approximately $4.1 million recorded in connection with the completion of the aforementioned building expansion and an increase in interest income of $2.9 million due to higher average cash balances held in interest bearing bank accounts and such accounts yielding a higher rate of return during the six months ended June 30, 2006 as compared to the same period in 2005.

Other Expenses

Depreciation and amortization expense increased by approximately $25.1 million for the six months ended June 30, 2006 as compared to the same period in 2005, primarily due to the additional properties acquired subsequent to June 30, 2005. The increase in asset management fees payable to our Advisor of approximately $5.1 million was attributable to the aforementioned additional properties all of which are subject to the 0.75% asset management fee referenced above. The increase in interest expense of approximately $17.9 million is generally attributable to higher average outstanding debt balances and higher financing obligation balances that were outstanding during the six months ended June 30, 2006 compared to the same period in 2005.

Off-Balance Sheet Arrangements

As of June 30, 2006, December 31, 2005 and June 30, 2005, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We own interests in unconsolidated joint ventures. Based on the provisions of the relevant joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes (see Note 1 to the consolidated financial statements). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us and we have no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is limited to the carrying amounts of our investments in the unconsolidated joint ventures, which were $17.0 million and $6.1 million at June 30, 2006 and December 31, 2005, respectively.

Critical Accounting Policies

General

In our Form 10-K filed for the year ended December 31, 2005, as amended, we discuss the critical accounting policies which management believes are most “critical” to the presentation of our financial condition and results of operations which require our management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. As of June 30, 2006, no additional critical accounting policies had been identified other than those set forth in our Form 10-K filed for the year ended December 31, 2005, as amended.

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited pre-determined period of time. During the six months ended June 30, 2006 and 2005, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt and certain variable rate debt issuances. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of June 30, 2006, derivatives with a fair value of $6.0 million were included in other assets. There was no ineffectiveness to be recorded during the three and six months ended June 30, 2006. The assets associated with these derivatives would decrease approximately $9.6 million if the market interest rate of the referenced swap index were to decrease 10% (or 0.56%) based upon the prevailing market rate at June 30, 2006.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. If the prevailing market interest rates relevant to our variable rate debt as of June 30, 2006, were to increase 10%, our interest expense for the three and six months ended June 30, 2006 would have increased by $181,000 and $217,000, respectively, and our interest expense for the three and six months ended June 30, 2005 would have increased by $14 and $895, respectively. As of June 30, 2006, the estimated fair value of our debt was estimated to be approximately $1.2 billion based on our estimate of the then current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2006, the end of the period covered by this quarterly report. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Dividend Capital Trust have been detected. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

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

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K filed on March 16, 2006 and amended on Form 10-K/A filed on April 28, 2006. However, the Internalization transaction with our Advisor presents certain new risks, which are described in detail below. Furthermore, were the Internalization to be consummated, our Advisor would become our wholly-owned subsidiary, we would enter into employment agreements with certain individuals associated with our Advisor or its affiliates and we would become a fully-integrated, self-administered and self-advised REIT. As a result, we would no longer bear the cost of the advisory fees and other amounts payable under the advisory agreement with our Advisor nor would we be subject to certain of the risks and conflicts of interests relating to our Advisor that are described herein and in our Form 10-K, as amended.

RISKS RELATING TO THE INTERNALIZATION

Certain of our directors and officers have potential conflicts of interest.

Certain of our directors and officers have material financial interests in the Internalization. In particular, all of our officers and three of our directors are also employees or consultants of our Advisor or its affiliates. Moreover, Thomas Wattles, our Chairman and a director, has indirect beneficial ownership and control with his spouse of a 12.825% membership interest in the Advisor’s Parent and is entitled to receive 8.084% of the net cash flow of the Advisor’s Parent (a “Cash Flow Interest”); Evan Zucker, our Chief Executive Officer, President, Secretary and a director, has indirect beneficial ownership and control with his spouse of a 23.014% membership interest in the Advisor’s Parent and a 12.280% Cash Flow Interest; and James Mulvihill, our Treasurer, Chief Financial Officer and a director, has indirect beneficial ownership and control with his spouse of a 23.014% membership interest in the Advisor’s Parent and a 12.280% Cash Flow Interest. Accordingly, the Internalization will result in Messrs. Wattles, Zucker and Mulvihill receiving indirect beneficial ownership with their respective spouses of approximately 4.9 million limited partnership units in our operating partnership. Messrs. Zucker and Mulvihill will cease to be our officers and Mr. Zucker will cease to be one of our directors as of the closing date of the Internalization and subsequently will not participate in our day-to-day management.

Holders of limited partnership units generally have the right to cause our partnership to redeem all or a portion of their limited partnership units for cash or, at our sole discretion, shares of our common stock, or a combination of both. If the Advisor’s Parent exercised its redemption rights with respect to its limited partnership units and we elected to redeem the limited partnership units for shares of our common stock, Messrs. Wattles, Zucker and Mulvihill would have indirect beneficial ownership with their respective spouses of approximately 4.9 million shares of common stock, representing approximately 2.926% of the outstanding shares of our common stock, assuming all outstanding limited partnership units were exchanged for shares of common stock on a one-for-one basis, as of June 30, 2006.

In addition, we have entered into certain employment agreements with the following individuals associated with our Advisor or its affiliates, which will be effective as of the closing date of the Internalization: Thomas Wattles, Philip Hawkins, James Cochran, Daryl Mechem, Matthew Murphy and Michael Ruen (the “Employment Agreements”). While the new Employment Agreements provide for annual salaries that in most instances are substantially the same as such individuals are currently paid by our Advisor except for Mr. Hawkins who, prior to August 14, 2006, was not associated with our Advisor, the Employment Agreements contain other benefits that may differ from existing employment arrangements. In particular, the Employment Agreements provide that each such individual will be eligible for an annual bonus of a percentage of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Further, pursuant to certain contractual relationships, such officers (other than Mr. Hawkins) collectively have an aggregate 18.071% Cash Flow Interest, which, in connection with the Internalization, will entitle them to certain economic rights with respect to the Advisor Parent’s ownership of an aggregate of approximately 2.7 million limited partnership units. In connection with the Internalization, we also are proposing the adoption of a 2006 Long-Term Incentive Plan, which plan will be submitted to our shareholders for approval at our annual meeting of shareholders. We contemplate issuing long-term incentive stock awards to such executives, pursuant to the terms of the 2006 Long-Term Incentive Plan (if approved by our shareholders at the annual meeting) to be administered by our compensation committee. In particular, as a signing bonus, Mr. Hawkins, under our 2006 Long-Term Incentive Plan, will receive, subject to the approval of the 2006 Long-Term Incentive Plan proposal by our shareholders at the annual meeting, 450,795 of shares of our common stock vesting over five years (0%, 0%, 25%, 25% and 50%) commencing on August 1, 2007, and in addition, upon the closing of the Internalization, will purchase 88,889 of shares of our common stock at $11.25 per share.

In the Contribution Agreement, we agreed that at the closing of the Internalization we will enter into a registration rights agreement (the “Registration Rights Agreement”) with the Advisor’s Parent in respect of any shares of our common stock acquired or otherwise owned by or issuable to the Advisor’s Parent or its permitted transferees upon exchange of the limited partnership units issued in the Internalization. The Registration Rights Agreement requires us, on up to two occasions, on demand of the Advisor’s Parent or its permitted transferees as a group, to prepare and file a registration statement within 45 days of the demand that covers the resale of the shares specified in the demand, and to use our commercially reasonable efforts to cause the registration statement to become effective if it is not automatically effective on filing. We are not required to file a registration statement unless the shares covered by the registration statement have a maximum aggregate offering price of at least $25.0 million (unless the registration statement covers all remaining registrable shares). This demand registration right is exercisable any time after the date that is 15 months following the date of the Registration Rights Agreement (subject to extension as discussed below). In addition, if at any time after the date that is 15 months following the date of the Registration Rights Agreement (subject to extension as discussed below), we propose to file a registration statement with respect to a public offering of shares of our common stock pursuant to a firm commitment underwritten offering or for the account of any holder of shares of our common stock subject to certain exceptions, we must give notice of the proposed filing to the Advisor’s Parent and its permitted transferees, if any, at least 21 days before the anticipated filing date and offer such persons the opportunity to include in the registration statement such amount of shares of our common stock as they may request, subject to customary underwriter cutback provisions (in addition to those described below) pursuant to which we will have priority. This piggyback registration right does not apply to registration statements filed in connection with employee stock option or purchase plans, relating to a transaction requiring registration pursuant to Rule 145 under the Securities Act, relating solely to a dividend or distribution reinvestment plan, or on Form S-8 or any successor form thereto. The foregoing rights are subject to our right to postpone the filing of any registration statement we may file, or suspend the use of an effective registration statement we have filed, pursuant to the Registration Rights Agreement, for a reasonable period of time, but not longer than 90 days in any consecutive 12-month period under certain conditions. The aggregate number of days in any such delays or postponements will extend for an equal period of time the ability of the Advisor’s Parent or its permitted transferees to exercise their demand registration rights. In addition, if the managing underwriter(s) of a firm commitment underwritten offering advise(s) us that the total amount of securities requested to be included in an offering exceeds the amount which can be sold in such offering without jeopardizing the success of that offering (including the price per share of the securities to be sold), then we will pro-rate the number of shares requested to be included by the Advisor’s Parent or its permitted transferees in the offering pursuant to their piggyback registration rights, on the basis of the number of shares of common stock with demand registration rights requested to be included. We will bear all costs, fees and expenses incident to our obligations under the Registration Rights Agreement, including the reasonable fees of one counsel selected by the majority of holders of registrable shares, other than the fees and expenses of any persons retained by the Advisor’s Parent or its permitted transferees, including counsel (except as previously noted), any underwriters’ or dealers’ discounts and all commissions or brokers’ fees or fees of similar securities industry professionals and any transfer taxes relating to the disposition of their shares of our common stock but the fees and other changes of any counsel appointed to represent all the holders will be paid for by us.

Pursuant to the Contribution Agreement, the Advisor’s Parent has agreed, without our prior written consent, not to offer, sell, contract to sell, pledge or otherwise transfer or dispose of any of the limited partnership units issued in connection with the Internalization or securities convertible or exchangeable or exercisable for any such limited partnership units or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the limited partnership units issued in connection with the Internalization during the 15-month period following the closing date of the Internalization; it being understood that the foregoing restriction does not prohibit the purchase or sale of securities (including derivative securities that do not involve any securities issued by us) issued by persons other than us or our partnership.

Future sales of shares of our common stock by the Advisor’s Parent or its members or other holders of Cash Flow Interests may adversely affect the fair market value of shares of our common stock.

Sales of a substantial number of shares of our common stock by the Advisor’s Parent or its members or other holders of Cash Flow Interests, or the perception that these sales could occur, could adversely affect prevailing prices for shares of our common stock. These sales might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

We may compete with our affiliates for properties.

Although we will be self-advised if the Internalization is consummated, we still will be subject to certain conflicts of interest. Certain of our other current affiliates could seek to acquire properties that could satisfy our acquisition criteria. As a result, we may decide not to pursue the acquisitions of properties we would otherwise seek to acquire in order to avoid bidding against an affiliate. While certain of our affiliates have agreed not to engage in activities within North America relating to the ownership, acquisition, development or management of industrial properties until the third anniversary of the closing date of the Internalization, such agreements are subject to certain exceptions.

Our Chairman of the Board will have competing demands on his time and attention.

Mr. Wattles, Chairman of our board of directors, owns a portion of and serves as a manager to the parent company of the external advisor of our affiliate, Dividend Capital Total Realty Trust Inc. (“DCTRT”), and has similar ownership and serves as a manager for other affiliates of the Advisor’s Parent. Following the closing date of the Internalization, he will devote significant time to us, but will not work full time for us and could take actions that are more favorable to these other entities than to us.

We may invest with our affiliates.

We may invest in joint ventures or other programs sponsored by affiliates of two of our directors, Mr. Wattles and Mr. Mulvihill, following the Internalization, including those pursuant to a joint venture agreement that we are seeking to enter into with DCTRT in connection with the Internalization. Our independent directors must approve any such transaction. Management’s recommendation to our independent directors may be affected by its relationship with one or more of the co-venturers and may be more beneficial to the other programs than to us.

Our net income per share and FFO per share in the near term may decrease as a result of the Internalization.

Our net income and funds from operation, or FFO, in the near term may decrease as a result of the Internalization, in connection with the one-time, non-recurring non-cash charge to earnings we will incur for the portion of the Internalization consideration that is allocated as the cost for terminating the Advisory agreement with our Advisor. While we will no longer bear the costs of the various fees and expenses previously paid to our Advisor if and after we become self-advised, our expenses will include the compensation and benefits of our officers and the other employees and consultants previously paid by our Advisor or its affiliates. Further, our net income per share and FFO per share may decrease in the near term due to the additional expenses recognized. In addition, if the Internalization is consummated, we will issue 15,111,111 limited partnership units, representing approximately 9.0% of the outstanding shares of our common stock, assuming these limited partnership units were issued, and then all outstanding limited partnership units were exchanged for shares of our common stock on a one-for-one basis, as of June 30, 2006, and expect to issue long-term incentive stock awards under the terms of the Employment Agreements, which will have a dilutive effect on our current shareholders. If the Internalization is not consummated, the amount of the fees payable to our Advisor will depend on a number of factors, including the amount of additional equity, if any, that we are able to raise, our acquisition activity, and the profitability of our business. Therefore, the exact amount of future fees that we would pay to our Advisor cannot reasonably be estimated. If the expenses we assume as a result of the Internalization are higher than we anticipate, our net income per share and FFO per share may be lower as a result of the Internalization than it otherwise would have been, potentially causing our net income per share and FFO per share to decrease.

We may be exposed to risks to which we have not historically been exposed.

The Internalization will expose us to risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management fees, our direct overhead, on a consolidated basis, will increase as a result of becoming self-advised. If we fail to raise and/or invest additional capital, or if performance of our properties declines, we may not be able to cover this new overhead. Under the current advisory agreement, the responsibility for such overhead is borne by our Advisor.

In our current externally-advised structure, we do not directly employ any employees. As a result of the Internalization, we will directly employ persons who are currently associated with our Advisor or its affiliates and will establish a new defined contribution retirement plan for our employees. As of June 30, 2006, our Advisor and its affiliates who provided services to us had approximately 100 employees or consultants, approximately 50 of whom will become our employees as of the closing date of the Internalization. The individuals not becoming our employees generally had roles dealing with capital raising activities and our partnership’s private placement. As their employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee related liabilities and grievances and we will bear the costs of the establishment and maintenance of such plans.

Costs associated with our Advisor’s personnel after the Internalization may exceed the compensation previously paid by us to our Advisor for such services.

To date, we have incurred fees and expense reimbursements under the advisory agreement for, among other things, management, advisory, acquisition and development services provided by our Advisor. After consummation of the Internalization, we will no longer pay these fees and expense reimbursements. We will instead directly incur the operating and related costs incurred previously by our Advisor. No assurance can be given that the cost of the Internalization will not exceed the compensation and expense reimbursements payable to our Advisor under the current advisory agreement.

After the Internalization, we will be dependent on our own executives and employees.

We will rely on a small number of persons who comprise our existing senior management, particularly Messrs. Wattles, Hawkins, Cochran, Mechem, Murphy and Ruen, to carry out our business and investment strategies. While we have entered into the Employment Agreements with five current members of our senior management (Messrs. Wattles, Cochran, Mechem, Murphy and Ruen), as well as with Mr. Hawkins, who, as of the closing date of the Internalization, will become our new chief executive officer and a director, these individuals may nevertheless cease to provide services to us at any time. In addition, Mr. Wattles will remain on our board of directors, Mr. Hawkins will join our board of directors, but Mr. Zucker will resign as Chief Executive Officer, President, Secretary and a director and Mr. Mulvihill will resign as Treasurer and Chief Financial Officer. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to try to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms.

The failure of our shareholders to approve the Long-Term Incentive Plan proposal could have a material adverse effect on our business and financial results.

We have entered into the Employment Agreements with various individuals associated with our Advisor or its affiliates, which will generally become effective as of the closing date of the Internalization. The Employment Agreements are with persons who will constitute our senior management following the Internalization. These agreements provide, among other things, for long-term incentive compensation awards and target bonuses that will be paid pursuant to the 2006 Long-Term Incentive Plan and the 2006 Incentive Compensation Plan, which we are also submitting to our shareholders for approval at our annual meeting of shareholders in connection with the Internalization. If the 2006 Long-Term Incentive Plan is not approved by our shareholders, pursuant to the terms of the Employment Agreements, the members of our senior management will be entitled to terminate their respective agreements for good reason. Further, if the 2006 Long-Term Incentive Plan is not approved by our shareholders, it could materially adversely affect us because we could be deprived of the services of our senior management and the ability to provide the incentives necessary to attract qualified replacements and other personnel.

The per unit price of $11.25 agreed to by the parties to the Contribution Agreement in their negotiation of the terms of the Internalization may not reflect the fair market value of shares of our common stock.

The selling price of shares of our common stock in our most recent continuous public offering was $10.50 per share. We closed the primary component of this offering on January 23, 2006. However, we continue to sell shares under our distribution reinvestment plan based on a value of $10.50 per share. In connection with the Internalization, a special committee comprised of our independent directors negotiated the amount of the Internalization consideration by first negotiating a price expressed in dollars ($170.0 million) and then agreeing upon the value per limited partnership unit to be used in deciding the number of limited partnership units that would represent $170.0 million in value ($11.25 per unit). Since at present there is no active trading market for shares of our common stock or limited partnership units in our partnership, there is no objective way to precisely value the limited partnership units that the Advisor’s Parent will receive in the Internalization. If we complete a listing or quotation of shares of our common stock on a national securities exchange or an over-the-counter market in the near future, the prices at which shares of our common stock trade following such listing or quotation will provide a more objective indication of the value of each limited partnership unit received by the Advisor’s Parent. If the fair market value of the 15,111,111 limited partnership units to be received by the Advisor’s Parent in the Internalization proves to be greater than $11.25 per unit, the Advisor’s Parent will have received consideration worth more than $170.0 million for our Advisor. Conversely, if the fair market value of those limited partnership units proves to be less than $11.25 per unit, the Advisor’s Parent will have received consideration worth less than $170.0 million. Neither party has the right to terminate the Contribution Agreement due to a change in the fair market value of shares of our common stock. If we pursue and complete a listing or quotation of shares of our common stock on a national securities exchange or an over-the-counter market, our shares of common stock may trade in the public market at a price different from $11.25 per share.

Our organizational documents contain provisions which may discourage a takeover of us and could depress the price of shares of our common stock.

Our organizational documents contain provisions which may discourage a takeover of us and could depress the price of shares of our common stock. In connection with the Internalization, we also are proposing certain amendments to our charter, which amendments will be submitted to our shareholders for approval at our annual meeting of shareholders. In connection with these amendments, we also will amend our bylaws in order to make conforming changes. Upon completion of the Internalization and approval and implementation of the charter amendments, our organizational documents will contain provisions which may have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances tender offers for shares of our common stock or proxy contests to change our board of directors. These provisions include: provisions that directors may only be removed for cause; restricting the shareholders from altering the number of directors; ownership limits and restrictions on transferability that are intended to enable us to continue to qualify as a REIT; provisions that give our board of directors broad discretion, without shareholder approval, to issue new classes of securities that may discourage a third party from acquiring us; the ability, through board action or by-law amendment to opt-in to certain provisions of Maryland law that may impede efforts to effect a change in control of us; advance notice requirements for shareholder amendments; and the absence of cumulative voting rights. In addition, the terms of the Employment Agreements and the 2006 Long-Term Incentive Plan contain change of control provisions that might similarly have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances tender offers for shares of our common stock or proxy contests to change our board of directors.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price (1)
Less than 1	No Redemption Allowed
1	92.5%
2	95.0%
3	97.5%
4	100.0%

(1)	This program is administered and governed by our board of directors and is subject to change at the board’s discretion and in no event will the redemption price exceed the current offering price of our common shares (excluding the discounted price per share pursuant to our distribution reinvestment plan).

We expect to fund the redemption of our shares or units with proceeds received from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may, at its sole discretion, choose to use other sources of funds to redeem shares. The table below sets forth information regarding our redemption of common stock from our shareholders for the quarter ended June 30, 2006.

Period	Total Number of Shares Repurchased (1)	Average Price per Share
April 2006	2,930	$9.79
May 2006	—	—
June 2006	670,893	9.67

Total	673,823	$9.67

(1)	These shares were redeemed pursuant to our share redemption program.

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

Recent Sales of Unregistered Securities

Pursuant to our partnership’s private placement, on June 30, 2006, our partnership issued approximately 823,000 limited partnership units to certain accredited investors in conjunction with the exercise of a purchase option pursuant to which our partnership had the right to acquire tenancy-in-common interest in an industrial property from such investors. Such investors had previously acquired such tenancy-in-common interests from our partnership primarily to serve as replacement property for such investors seeking to complete a like-kind exchange transaction under Section 1031 of the Internal Revenue Code. The limited partnership units issued had a collective issue price of approximately $8.6 million. The securities were issued in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act, as amended. The investors received a confidential private placement memorandum containing information about our partnership and their investment therein and made certain written representations, including representations as to their accredited investor status.

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

Entry into a Material Definitive Agreement

On April 13, 2006, pursuant to an unanimous written consent in lieu of a special meeting, our Board of Directors adopted resolutions appointing a special committee comprised of Messrs. Phillip R. Altinger, Tripp H. Hardin, John C. O’Keeffe and Bruce L. Warwick, our independent directors, and authorized the special committee to review, consider and negotiate the terms and conditions of the Internalization of our Advisor and to make a recommendation to our entire Board of Directors as to whether or not to pursue the Internalization of our Advisor and, if so, on what terms and conditions. In connection with the committee’s formation, our Board of Directors approved the following compensation for the committee members: each member will receive $1,500 per meeting; Mr. Warwick and Mr. Altinger, the committee co-chairs, will each receive a one-time payment of $50,000, as well as a monthly retainer equal to $7,500 for serving in such capacity beginning with the date the special committee was formed; and Messrs. O’Keefe and Hardin will each receive a one-time payment of $20,000, as well as a monthly retainer equal to $5,000 for serving in such capacity beginning with the date the special committee was formed.

ITEM 6.	EXHIBITS

a.	Exhibits

*10.1	Form of Indemnification Agreement between Dividend Capital Trust Inc. and the independent directors of Dividend Capital Trust Inc. (Exhibit 10.4.1 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

*10.2	Form of Indemnification Agreement between Dividend Capital Trust Inc. and the non-independent directors of Dividend Capital Trust Inc. (Exhibit 10.4.2 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

*10.3	Agreement of Purchase and Sale dated as of May 10, 2006 among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A, LLC, Cabot Industrial Venture A Texas, LP, Cabot Industrial Venture B Texas, LP and Dividend Capital Operating Partnership LP (Exhibit 10.20 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

*10.4	Note Purchase Agreement dated as of June 9, 2006 among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and the purchasers party thereto (Exhibit 10.22 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVIDEND CAPITAL TRUST INC.

Date: August 14, 2006	/s/ Evan H. Zucker
Evan H. Zucker
Chief Executive Officer

Date: August 14, 2006	/s/ James R. Mulvihill
James R. Mulvihill
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
*10.1	Form of Indemnification Agreement between Dividend Capital Trust Inc. and the independent directors of Dividend Capital Trust Inc. (Exhibit 10.4.1 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

*10.2	Form of Indemnification Agreement between Dividend Capital Trust Inc. and the non-independent directors of Dividend Capital Trust Inc. (Exhibit 10.4.2 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

*10.3	Agreement of Purchase and Sale dated as of May 10, 2006 among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A, LLC, Cabot Industrial Venture A Texas, LP, Cabot Industrial Venture B Texas, LP and Dividend Capital Operating Partnership LP (Exhibit 10.20 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

*10.4	Note Purchase Agreement dated as of June 9, 2006 among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and the purchasers party thereto (Exhibit 10.22 to Form S-3 Registration Statement, as amended on Form S-11, Commission File No. 333-122260)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

*	Previously filed.