Form 10-Q
period 2006-09-30
DCT Industrial Trust Inc.
filed 2006-11-13
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-50724

DCT INDUSTRIAL TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0538520
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

518 Seventeenth Street, Suite 1700
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 597-2400

(Registrant’s telephone number, including area code)

Dividend Capital Trust Inc.

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

As of October 31, 2006, 151,965,749 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT Industrial Trust Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCT Industrial Trust Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Land	$502,745	$327,428
Buildings and improvements	2,111,506	1,499,414
Intangible lease assets	200,797	155,276
Construction in progress	28,686	12,807

Total Investment in Properties	2,843,734	1,994,925
Less accumulated depreciation and amortization	(175,000)	(96,604)

Net Investment in Properties	2,668,734	1,898,321
Investments in and advances to unconsolidated joint ventures	19,786	6,090

Net Investment in Real Estate	2,688,520	1,904,411
Cash and cash equivalents	19,507	94,918
Restricted cash	6,781	5,027
Notes receivable	9,217	9,670
Deferred loan costs, net	5,648	6,498
Deferred loan costs – financing obligations, net	20,229	12,270
Straight-line rent and other receivables	18,824	18,347
Deferred acquisition costs and other assets, net	11,213	6,554
Assets held for sale	39,715	—

Total Assets	$2,819,654	$2,057,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$29,069	$26,139
Distributions payable	14,006	19,787
Tenant prepaids and security deposits	13,563	9,321
Other liabilities	16,343	6,769
Intangible lease liability, net	20,645	10,320
Lines of credit	165,012	16
Unsecured notes	425,000	—
Mortgage notes	638,148	642,242
Financing obligations	235,822	154,713
Liabilities related to assets held for sale	11,082	—

Total Liabilities	1,568,690	869,307

Minority interests	46,447	55,577
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 150,557,138 and 133,206,784 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,506	1,332
Additional paid-in capital	1,396,674	1,235,156
Distributions in excess of earnings	(181,951)	(100,888)
Accumulated other comprehensive loss	(11,712)	(2,789)

Total Stockholders’ Equity	1,204,517	1,132,811

Total Liabilities and Stockholders’ Equity	$2,819,654	$2,057,695

The accompanying notes are an integral part of these consolidated financial statements.

DCT Industrial Trust Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Rental revenues	$61,861	$35,934	$158,080	$81,340
Institutional capital management and other fees	220	—	398	—

Total Revenues	62,081	35,934	158,478	81,340

OPERATING EXPENSES:
Rental expenses	7,150	3,720	15,995	8,217
Real estate taxes	7,909	4,545	20,597	9,664
Real estate depreciation and amortization	30,232	21,062	81,196	47,430
General and administrative expenses	1,757	865	3,939	2,294
Asset management fees, related party	5,092	2,937	12,907	5,640

Total Operating Expenses	52,140	33,129	134,634	73,245

Operating Income	9,941	2,805	23,844	8,095
Equity in losses of unconsolidated joint ventures, net	(72)	—	(254)	—
Gain (loss) on dispositions of real estate interests	(482)	—	7,550	—
Interest expense	(20,517)	(9,708)	(46,687)	(18,253)
Interest income and other	482	629	5,004	2,216

Loss Before Minority Interests and Discontinued Operations	(10,648)	(6,274)	(10,543)	(7,942)
Minority interests	295	259	562	256

Loss From Continuing Operations	(10,353)	(6,015)	(9,981)	(7,686)
Income (Loss) From Discontinued Operations	188	(183)	125	(345)

NET LOSS	$(10,165)	$(6,198)	$(9,856)	$(8,031)

LOSS PER COMMON SHARE – BASIC AND DILUTED:
Loss From Continuing Operations	$(0.07)	$(0.06)	$(0.07)	$(0.09)
Income (Loss) From Discontinued Operations	0.00	0.00	0.00	0.00

Net Loss	$(0.07)	$(0.06)	$(0.07)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	150,725	104,224	148,731	89,147

The accompanying notes are an integral part of these consolidated financial statements.

DCT Industrial Trust Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

And Other Comprehensive Loss

For the Nine Months Ended September 30, 2006

(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	133,207	$1,332	$1,235,156	$(100,888)	$(2,789)	$1,132,811
Comprehensive income:
Net loss	—	—	—	(9,856)	—	(9,856)
Net unrealized loss on cash flow hedging derivatives	—	—	—	—	(9,403)	(9,403)
Amortization of cash flow hedging derivatives	—	—	—	—	480	480

Comprehensive loss						(18,779)

Issuance of common stock, net of offering costs	18,680	187	174,364	—	—	174,551
Redemption of common stock	(1,330)	(13)	(12,898)	—	—	(12,911)
Amortization of stock options	—	—	52	—	—	52
Distributions on common stock	—	—	—	(71,207)	—	(71,207)

Balance at September 30, 2006	150,557	$1,506	$1,396,674	$(181,951)	$(11,712)	$1,204,517

The accompanying notes are an integral part of these consolidated financial statements.

DCT Industrial Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(9,856)	$(8,031)
Minority interests	(587)	(284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of unconsolidated joint ventures, net	254	—
Gain on disposition of real estate interests	(7,550)	—
Real estate depreciation and amortization	82,764	48,796
Other	994	1,734
Changes in operating assets and liabilities:
Other assets	(5,888)	(7,327)
Accounts payable, accrued expenses and other liabilities	15,726	14,090

Net cash provided by operating activities	75,857	48,978

INVESTING ACTIVITIES:
Real estate acquisitions	(910,784)	(517,591)
Capital expenditures and other investments in real estate	(116,783)	(35,452)
Proceeds from dispositions of real estate investments	116,050	—
Decrease (increase) in deferred acquisition costs	(14,135)	3,490
Decrease in restricted cash	—	4,854
Originations of notes receivable from unconsolidated joint ventures	(650)	(5,500)
Proceeds from repayment of notes receivable	1,480	—
Master lease payments received	236	2,663
Other investing activities	51	—

Net cash used in investing activities	(924,535)	(547,536)

FINANCING ACTIVITIES:
Net proceeds from lines of credit	164,996	12
Proceeds from unsecured notes	425,000	—
Proceeds from mortgage notes	—	60,926
Principal payments on mortgage notes	(5,064)	(1,945)
Proceeds from financing obligations	121,322	91,516
Principal payments on financing obligations	(6,136)	(891)
Increase in deferred loan costs	(502)	(2,168)
Increase in deferred loan costs – financing obligation	(12,198)	(6,678)
Proceeds from sale of common stock	153,411	444,534
Offering costs for issuance of common stock, related party	(9,220)	(42,674)
Redemption of common stock	(16,802)	(5,183)
Decrease (increase) in restricted cash	142	(4,249)
Settlement of cash flow hedging derivative	—	(2,111)
Distributions to common stockholders	(39,101)	(16,397)
Distributions to minority interests	(2,581)	(59)

Net cash provided by financing activities	773,267	514,633

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,411)	16,075
CASH AND CASH EQUIVALENTS, beginning of period	94,918	23,520

CASH AND CASH EQUIVALENTS, end of period	$19,507	$39,595

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$43,335	$16,948
Assumption of secured debt in connection with real estate acquired	$12,369	$436,058
Amount issued pursuant to the distribution reinvestment plan	$37,720	$19,151

The accompanying notes are an integral part of these consolidated financial statements.

DCT Industrial Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

DCT Industrial Trust Inc. (formerly Dividend Capital Trust Inc.) is a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States. In addition, we manage, and own interests in, industrial properties through our institutional capital management program. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (formerly Dividend Capital Operating Partnership LP) (our “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. As used herein, “DCT Industrial Trust,” “we”, “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of September 30, 2006, we owned interests in 388 industrial real estate properties totaling 60.4 million rentable square feet. Our portfolio of consolidated operating properties consists of interests in 374 industrial properties totaling 55.0 million rentable square feet that were 92.9% occupied as of September 30, 2006. In addition, as of September 30, 2006, we had majority interests in four consolidated development properties, a 20% interest in six unconsolidated properties in an institutional joint venture and investments in four development joint venture properties.

Prior to October 10, 2006, our day-to-day activities were managed by Dividend Capital Advisors LLC (our “Former Advisor”), an affiliate, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement. On July 21, 2006, we entered into a contribution agreement with our operating partnership and Dividend Capital Advisors Group LLC (“DCAG”), the parent company of our Former Advisor. On October 10, 2006, pursuant to the contribution agreement, our operating partnership acquired our Former Advisor from DCAG for an aggregate 15,111,111 units of limited partnership interest in our operating partnership (“OP Units”), which included the modification of a special series of units of limited partnership interest in our operating partnership (the “Special Units,” which are described in Note 8) held by DCAG into 7,111,111 OP Units. We refer to this transaction as the “Internalization.” In connection with the Internalization, our Former Advisor became a wholly-owned subsidiary of our operating partnership (see the additional description of the Internalization in Note 14).

As of October 10, 2006, we became a self-administered and self-advised REIT. Prior to October 10, 2006, our Former Advisor was majority owned and/or controlled by three of our directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC (our “Former Dealer Manager”) served as the dealer manager of our prior continuous public offerings of common stock and our operating partnership’s private placement of undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties. Prior to the Internalization, our Former Dealer Manager was also indirectly owned by three of our directors and certain officers and/or their affiliates and other third parties. Prior to the Internalization, our Former Advisor and its affiliates, including our Former Dealer Manager, received various forms of compensation, reimbursements and fees for services relating to our prior continuous public offerings of common stock, our operating partnership’s private placement and for the investment in and management of our real estate assets.

Prior to the Internalization, we did not directly employ any employees. Upon closing of the Internalization, we employed 60 persons.

Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and related notes thereto as filed on Form 10-K on March 16, 2006 and amended on Form 10-K/A filed on April 28, 2006.

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

Reclassifications

Certain items in the consolidated financial statements for periods in 2005 have been reclassified to conform to the 2006 classifications.

Consolidation

Our consolidated financial statements include the accounts of our company and our consolidated subsidiaries and partnerships which we control either through ownership of a majority voting interest, as the primary beneficiary, or otherwise. Investments in entities in which we do not own a majority voting interest but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities in which we do not own a majority voting interest and over which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46(R)”), involve consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. In June 2005, the FASB ratified Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with the acquisition, development or improvement of real estate, including acquisition fees and leasing costs as well as indirect costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The allocation of the total cost to land, building, building and land improvements and tenant improvements is based on our estimate of their fair value based on all available information such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with the in-place leases which may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. These assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to revenues.

Real estate, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the related assets or liabilities as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Lease term
Lease costs	Lease term
Intangible lease assets and liabilities	Average term of leases for property
Above/below market rent assets/liabilities	Lease term

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting write off, if necessary, is reflected in the consolidated statement of operations in the period in which such sale or retirement occurs.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we classify certain properties and related assets and liabilities as held for sale when the potential sale of such property is considered probable (see Note 9 for additional information). The operating results of such properties are presented in discontinued operations in current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in results from discontinued operations. The net gain on sale and any impairment losses are presented in results from discontinued operations when recognized.

Equity Method

We present investments in unconsolidated joint ventures under the equity method. The equity method is used when we have the ability to exercise significant influence over the operating and financial policies of a joint venture but do not control the joint venture. Under the equity method, these investments (including advances to the joint venture) are initially recorded on our consolidated balance sheet at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in investments in and advances to unconsolidated joint ventures on the accompanying consolidated balance sheets (see Note 3 for additional information).

Comprehensive Income (Loss)

We report comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity and other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to hedging transactions will be amortized to interest expense over the life of our hedged debt issuances. Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions is reported in the accompanying consolidated statements of operations. See Note 5 for additional information.

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

As of September 30, 2006, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the changes in the fair value of the derivative that represents changes in expected future cash flows which are effectively hedged by the derivative are initially reported in other comprehensive income (loss) on our consolidated statement of stockholders’ equity and other comprehensive income (loss) (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the hedge is recognized in other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative was intended to hedge. The change in value of any derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes.

Our objective in using derivatives is to add stability to future interest expense and to manage our exposure to interest rate volatility associated with our forecasted debt issuances and certain variable rate borrowings. To accomplish this objective, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the nine months ended September 30, 2006 and 2005, such derivatives were used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancings of existing debt upon maturity.

Revenue Recognition

We record rental revenues for the full term of each lease on a straight-line basis. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three and nine months ended September 30, 2006, the total increase to rental revenues due to straight-line rent adjustments was approximately $2.0 million and $5.8 million, respectively. For the three and nine months ended September 30, 2005, the total increase to rental revenues due to straight-line rent adjustments was approximately $1.3 million and $2.6 million, respectively. In connection with property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the three and nine months ended September 30, 2006, the total net decrease to rental revenues due to the amortization of above and below market rents was approximately $0.3 million and $1.0 million, respectively. The total net decrease during the same periods in 2005 was approximately $0.7 million and $1.7 million, respectively. See additional information in Note 2.

In connection with certain property acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or the commencement of rental payments from a new tenant. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenues. For the three and nine months ended September 30, 2006, the total master lease payments received were approximately $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2005, the total master lease payments received were approximately $0.7 million and $2.7 million, respectively.

Early lease termination fees are recorded in rental revenues when such amounts are earned and the unamortized balances of assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items on our consolidated statements of operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. During the three and nine months ended September 30, 2006, the early termination of leases resulted in additional income of $0.2 million and $0.5 million, respectively, and resulted in additional expenses of $0.1 million and $0.6 million, respectively. During the three months ended September 30, 2005, the early termination of leases resulted in a decrease of income of $22,000 and, for the nine months ended September 30, 2005, the early termination of leases resulted in additional income of $3.5 million. During the three and nine months ended September 30, 2005, the early termination of leases resulted in additional expenses of $0.4 million and $1.0 million, respectively.

Stock-Based Compensation

We previously adopted an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan (the “Independent Director Option Plan”). We previously accounted for these plans pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), and its related interpretations (see Note 11 for additional information). Options granted under our Employee Option Plan and the Independent Director Option Plan have been valued using the Black-Scholes option-pricing model (“Black-Scholes”) and amortized to compensation expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in general and administrative expense on the accompanying consolidated statements of operations. In connection with the Internalization, we adopted, and our stockholders approved, the 2006 Long-Term Incentive Plan (the “Long-Term Incentive Plan”). Beginning October 10, 2006, we will use the Long-Term Incentive Plan to grant restricted stock, stock options and other awards to our personnel and we will not make any further grants under the Employee Option Plan or the Independent Director Option Plan.

New Accounting Pronouncements

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. We do not believe such adoption will have a material impact on our annual 2006 consolidated financial statements.

On September 18, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. We will adopt the provisions of SFAS No. 157 effective January 1, 2008. We do not believe such adoption will have a material impact on our consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48. We do not believe such adoption will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. This statement focuses primarily on accounting for transactions in which an entity obtains employment services in share-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. We adopted SFAS No. 123(R) during the first quarter of 2006 and there was no material impact on our consolidated financial statements.

Note 2 – Real Estate

Our consolidated real estate assets consist of operating properties, properties under development and land held for future development. Our real estate assets, presented at historical cost, include the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Operating properties	$2,783,141	$1,978,475
Properties under development	35,067	8,401
Land held for development	25,526	8,049

Total Investment in Properties	2,843,734	1,994,925
Less accumulated depreciation and amortization	(175,000)	(96,604)

Net Investment in Properties	$2,668,734	$1,898,321

Acquisition Activity

During the nine months ended September 30, 2006, we acquired 118 properties located in 18 markets, aggregating approximately 17.7 million square feet for a total cost of approximately $965.9 million, which includes acquisition fees paid to our Former Advisor. These properties were acquired from unrelated third parties, using net proceeds from our prior continuous public offerings, our operating partnership’s private placement and debt issuances and existing cash balances. For all properties acquired and consolidated, the results of operations for such properties are included in our consolidated statements of operations from the dates of acquisition.

Notable Acquisitions

Cal TIA Portfolio

On June 9, 2006, we purchased a portfolio of 78 buildings comprising approximately 7.9 million rentable square feet located in eight markets, as well as a land parcel comprising 9.2 acres located in the Orlando market (collectively referred to as the “Cal TIA Portfolio”), for a total cost of approximately $510.1 million (which includes an acquisition fee of $4.9 million that was paid to our Former Advisor). Upon acquisition, this portfolio was 92.2% leased and occupied. We funded this purchase using our existing cash balances, net proceeds from our prior continuous public offerings and our operating partnership’s private placement and debt proceeds of approximately $387.0 million. These debt proceeds consisted of borrowings from our senior unsecured revolving credit facility in the amount of $112.0 million and the issuance of $275.0 million of senior unsecured notes. See Note 4 for additional information regarding our debt issuances. The allocation of the purchase price was based on the fair value of all assets acquired and was finalized during the quarter ended September 30, 2006.

PC Portfolio

On May 19, 2006, we acquired a portfolio of ten buildings comprising approximately 2.7 million rentable square feet located in Columbus, Ohio (collectively referred to as the “PC portfolio”). Upon acquisition, this portfolio was 82.7% leased and occupied. The PC portfolio was acquired for a total cost of approximately $107.8 million, which includes an acquisition fee of approximately $1.1 million paid to our Former Advisor.

OCMI Portfolio

On April 13, 2006, we acquired a portfolio of seven buildings comprising approximately 1.9 million rentable square feet (collectively referred to as the “OCMI portfolio”). Of these seven buildings, four are located in Minneapolis, Minnesota, two are located in Plainfield, Indiana, and one is located in Columbus, Ohio. Upon acquisition, the OCMI portfolio was 100% leased and occupied. The OCMI portfolio was acquired for a total cost of approximately $95.8 million, which includes an acquisition fee of approximately $1.0 million paid to our Former Advisor.

Disposition Activity

Contribution of Properties to an Institutional Fund

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait (“BBK”), an unrelated third party, to create an institutional fund, DCT Fund I LLC (“Fund I”), that owns and operates industrial properties located in the United States. We contributed six industrial properties to Fund I, totaling approximately 2.6 million rentable square feet after completion of a 330,000 square foot expansion project. The contribution value of the six buildings upon completion of the expansion was approximately $122.8 million. Contemporaneously with our contribution, Fund I issued $84.4 million of secured non-recourse debt to a third party and BBK contributed $19.7 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $102.7 million. The expansion was completed during June 2006, and, contemporaneously with the completion of the expansion, Fund I issued $11.1 million of additional secured non-recourse debt to a third party and BBK contributed $2.6 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $13.7 million. With the completion of these transactions, our ownership of Fund I is 20% and BBK’s ownership of Fund I is 80%.

The contribution of the six properties into Fund I (exclusive of the expansion project) resulted in a gain of approximately $5.0 million of which approximately $4.0 million was recognized in our earnings in the quarter ended March 31, 2006. The completion of the expansion in June 2006 resulted in an additional gain of approximately $5.1 million of which approximately $4.1 million was recognized in earnings in the quarter ended June 30, 2006. In total, the transaction resulted in an aggregate gain of approximately $8.1 million for the nine months ended September 30, 2006. The remaining gain of approximately $2.0 million has been deferred and will be amortized to earnings over the weighted average lives of Fund I’s properties.

Pursuant to our joint venture agreement, we act as asset manager for Fund I and earn certain fees, including asset management fees, related to the properties we manage. Such fees totaled approximately $137,000 and $316,000 for the three and nine months ended September 30, 2006, respectively. In addition to these fees, after we and BBK are repaid our respective capital contributions plus a preferred return, we have the right to receive a promoted interest in Fund I based on performance. Although Fund I’s day-to-day business affairs are managed by us, all major decisions are determined by both us and BBK.

Discontinued Operations

As of September 30, 2006, we determined that the potential sale of six properties to a third party was probable and classified those properties as held for sale in accordance with SFAS No. 144. See Note 9 for additional information.

Development Projects

Logistics Way

On September 12, 2006, we entered into a joint venture agreement with Logistics Way Investors Joint Venture (“LWI”), an unrelated third-party developer, to acquire approximately 36 acres of land and to develop a 570,000 rentable square foot distribution facility in the city of Nashville, Tennessee (“Logistics Way”). Pursuant to the joint venture agreement, LWI and we will provide approximately 5% and 95%, respectively, of the required equity capital to fund the development project and, during the quarter ended September 30, 2006, LWI and we contributed initial equity capital of approximately $0.2 million and $3.2 million, respectively. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase LWI’s interest in the venture at fair market value any time after the later to occur of (i) stabilization of the project, and (ii) the date 12 months after completion of the project. LWI has the right to put their interest to us 18 months after shell completion at fair market value. We currently estimate that the building will be completed in April 2007 for a total estimated cost of approximately $22.1 million including land costs. Our investment in this joint venture is included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

Dulles Summit

On August 4, 2006, we entered into a joint venture agreement with SIP 8, L.P. (“SIP”), an unrelated third-party developer, to acquire approximately 50 acres of land, including 33 developable acres and 17 acres of un-developable wetlands in the city of Dulles Summit, Virginia (“Dulles Summit”). The joint venture will develop a total of six light industrial facilities in two phases aggregating approximately 456,000 rentable square feet, with each phase consisting of three buildings. Pursuant to the joint venture agreement, SIP and we will provide approximately 5% and 95%, respectively, of the required equity capital to fund the development project and, during the quarter ended September 30, 2006, SIP and we contributed initial equity capital of approximately $12.9 million and $0.6 million, respectively. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SIP’s interest in the venture at fair market value on a building by building basis, and SIP has the right to put their interest in the venture to us at fair value on a phase by phase basis, upon stabilization. We currently estimate that construction of phase I will begin during the second quarter of 2007 for a total estimated cost of approximately $24.3 million including land costs. This joint venture is consolidated and included in the accompanying consolidated balance sheets.

Sycamore Canyon

On April 20, 2006, we entered into a joint venture agreement with SycCanyonS JP/PI, LLC (“SCS”), an unrelated third-party developer, to acquire approximately 35 acres of land and to develop two warehouse buildings comprising approximately 900,000 rentable square feet in the City of Riverside, California (“Sycamore Canyon”). Pursuant to the joint venture agreement, SCS and we will provide approximately 10% and 90%, respectively, of the required equity capital, which is currently estimated to be approximately $4.0 million with respect to the first building, to fund the development project. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SCS’s interest in the venture at fair market value any time after the later to occur of (i) stabilization of the project, and (ii) the date 48 months after completion of the project. SCS has the right to put their interest to us 12 months after shell completion at fair market value. We currently estimate that the first building will be completed in January 2007 for a total estimated cost of approximately $23.2 million including land costs. Our investment in this joint venture is included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

Intangible Assets

Aggregate net amortization for intangible assets recognized pursuant to SFAS No. 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 1 for additional information) was approximately $9.0 million and $24.3 million for the three and nine months ended September 30, 2006, respectively, and $6.8 million and $15.4 million for the same periods in 2005, respectively. The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net increase (decrease) to rental revenues due to the amortization of above and below market rents for the next 5 years (in thousands):

For the 12 Months Ended September 30,	Estimated Net Amortization	Estimated Net Increase (Decrease) to Rental Revenues
2007	$32,436	$(602)
2008	28,528	161
2009	20,855	181
2010	13,827	(23)
2011	9,037	414

Total	$104,683	$131

Note 3 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our existing joint ventures do not qualify as VIEs pursuant to FIN No. 46(R). The following describes our unconsolidated joint ventures as of September 30, 2006 and December 31, 2005:

Unconsolidated Joint Ventures	Ownership Percentage	Number of Buildings	Rentable Square Feet	Net Equity Investment
				September 30, 2006	December 31, 2005
				(in thousands)
Institutional Fund:
DCT Fund I LLC	20%	6	2,647,192	$3,712	$—
Developments:
SouthCreek IV Distribution Facility	98%	1	556,800	6,177	5,937
Panattoni Investments	2.5%	3	2,086,698	251	153
Sycamore Canyon	90%	1	459,463	4,020	—
Sumiden Building (1)	100%	1	55,000	2,401	—
Logistics Way	95%	1	570,000	3,225	—

Total		13	6,375,153	$19,786	$6,090

(1)	Although we contributed 100% of the initial equity capital required by the venture, our partners retain certain participation rights in the partnership’s available cash flows.

Note 4 – Debt

As of September 30, 2006, the historical cost of all our consolidated properties, including properties held for sale, was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt and senior secured credit facility was approximately $1.2 billion and $99.4 million, respectively. Our debt has various covenants and we were in compliance with all of these covenants at September 30, 2006.

Debt Issuances

In June 2006, we issued, on a private basis, $275.0 million of senior unsecured notes requiring monthly interest-only payments at a variable interest rate of LIBOR plus 0.73% which mature in June 2008. In conjunction with this transaction, we entered into a $275.0 million swap to mitigate the effect of potential changes in LIBOR. See Note 5 for additional information regarding our hedging transactions. In April 2006, we issued, on a private basis, $50.0 million of senior unsecured notes with a fixed interest rate of 5.53% which mature in January 2011, and $50.0 million of senior unsecured notes with a fixed interest rate of 5.77% which mature in January 2016. The notes require quarterly interest-only payments until maturity at which time a lump sum payment is due. In January 2006, we issued, on a private basis, $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014. The proceeds from these note issuances were primarily used to fund acquisitions of properties.

Debt Assumptions

During the nine months ended September 30, 2006, we assumed secured notes of approximately $12.4 million in connection with three property acquisitions. These assumed notes bear interest at fixed and variable rates ranging from 5.79% to 7.48% and require monthly payments of either interest, or principal and interest. The maturity dates of the assumed notes range from August 2011 to April 2013. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $455,000, which is amortized to interest expense over the remaining life of the underlying notes.

For the three and nine months ended September 30, 2006, the amortization of such premiums resulted in a reduction of approximately $0.5 million and $1.5 million, respectively, of interest expense. For the three and nine months ended September 30, 2005, the amortization of such premiums resulted in a reduction of approximately $0.5 million and $0.9 million, respectively, of interest expense.

Lines of Credit

We have a $250.0 million senior unsecured revolving credit facility with a syndicated group of banks. The facility matures in December 2008 and has provisions to increase its total capacity to $400.0 million. At our election, the facility bears interest either at LIBOR plus between 0.875% and 1.375%, depending upon our consolidated leverage, or at prime and is subject to an annual 0.25% facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, net worth, unencumbered assets, interest and fixed charge coverage and secured debt to total asset value. As of September 30, 2006 and December 31, 2005, we were in compliance with all of these covenants. As of September 30, 2006, there was a $165.0 million outstanding balance under this facility and, as of December 31, 2005, there was no outstanding balance under this facility.

We also have a $40.0 million senior secured revolving credit facility pursuant to which a separate syndicated group of banks has agreed to advance funds to our operating partnership and third-party investors in our operating partnership’s private placement using TIC Interests in our buildings as collateral. The facility matures in December 2008 and has provisions to increase its total capacity to $80.0 million. At our election, the facility bears interest either at LIBOR plus 1.80%, or at prime and is subject to an unused facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, net worth, interest and fixed charge coverage and secured debt to total asset value. As of September 30, 2006 and December 31, 2005 we were in compliance with all of these covenants. According to the terms of the facility, in addition to our borrowings, any loans made to third-party investors in our operating partnership’s private placement reduce the total capacity available from this facility. In addition, the obligations of the borrowers under the facility are several but not joint.

As of September 30, 2006 and December 31, 2005, approximately $26.4 million and $14.1 million, respectively, of loans had been advanced to such third parties and we had an outstanding balance of $12,000 and $16,000, respectively.

Amortization of Loan Costs

Our interest expense for the three and nine months ended September 30, 2006 includes $0.5 million and $1.3 million for the amortization of loan costs, respectively, and $0.7 million and $1.5 million for such amortization for the same periods in 2005, respectively.

Note 5 – Hedging Activities

During the nine months ended September 30, 2006, we entered into forward-starting interest rate swaps to hedge our interest rate risk associated with anticipated fixed-rate debt issuances that are expected to occur during the period from 2007 through 2012. Additionally, during June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate the effect on cash outflows attributable to changes in LIBOR related to the $275.0 million variable rate, unsecured notes issuance in June 2006. See Note 4 for additional information regarding our debt issuances. These forward-starting interest rate swaps have been designated as cash flow hedges.

Unrealized losses of $15.4 million and $8.8 million were recorded during the three and nine months ended September 30, 2006, respectively, and unrealized gains of $4.0 million and unrealized losses of $0.1 million were recorded during the three and nine months ended September 30, 2005, respectively, to stockholders’ equity and other comprehensive loss as a result of the change in fair value of the outstanding hedges. There was no ineffectiveness measured for the three and nine months ended September 30, 2006. As a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances, approximately $72,000 was recorded as a realized loss during the three and nine months ended September 30, 2005. Losses resulting from hedging ineffectiveness are recorded as a reduction of interest income and other in our accompanying consolidated statements of operations.

As of September 30, 2006 and December 31, 2005, the accumulated other comprehensive loss balance pertaining to the hedges were losses of approximately $11.7 million and $2.8 million, respectively. Amounts reported in accumulated other comprehensive loss related to derivatives will be amortized to interest expense as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $2.4 million will be amortized from other comprehensive loss to interest expense resulting in an increase in our interest expense.

Note 6 – Public Offerings

Since December 2002, we have conducted four prior consecutive public offerings of our common stock on a continuous basis and raised approximately $1.4 billion of net proceeds. On January 23, 2006, we closed the primary offering component of our fourth continuous public offering, but we continued to offer shares pursuant to our distribution reinvestment plan through our 2006 third quarter distribution. During the nine months ended September 30, 2006, we raised approximately $174.4 million of net proceeds from the sale of our common stock and, for the nine months ended September 30, 2005, we raised approximately $419.7 million of net proceeds from the sale of our common stock.

Our prior continuous public offerings have been conducted pursuant to four registration statements filed with the SEC throughout this time period and were managed by our Former Dealer Manager (see Note 10 for additional information). Pursuant to the first two registration statements, we sold our common stock at a price of $10.00 per share and, pursuant to the third and fourth registration statements, we sold our common stock at a price of $10.50 per share.

As of September 30, 2006, approximately 150.6 million shares of common stock were issued and outstanding. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our prior continuous public offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

Note 7 – Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered TIC Interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, and, as of September 30, 2006, the historical cost of those properties included in our operating partnership’s private placement was $266.7 million. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, the TIC Interests sold to accredited investors are 100% leased by our operating partnership pursuant to master leases, and such leases contain purchase options whereby our operating partnership has the right, but not the obligation, to acquire the TIC Interests from the investors at a later point in time in exchange for OP Units in our operating partnership under Section 721 of the Code. On October 10, 2006, we discontinued our operating partnership’s private placement of TIC Interests.

During the three and nine months ended September 30, 2006, we raised approximately $22.9 million and $121.3 million, respectively, from the sale of TIC Interests in two and fourteen buildings, respectively. During the same periods in 2005, we raised approximately $55.2 million and $91.5 million, respectively, from the sale of TIC Interests in our properties. The sales of the TIC Interests are included in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98 Accounting for Leases (“SFAS No. 98”). We have leased back the TIC Interests sold to the unrelated third-party investors and, in accordance with SFAS No. 98, a portion of the rental payments made to such investors under the lease agreements are recognized as interest expense using the interest method.

During the three and nine months ended September 30, 2006, we incurred approximately $3.8 million and $10.1 million, respectively, of rental expense under various lease agreements with certain of the third-party investors. During the same periods in 2005, we incurred approximately $1.4 million and $3.0 million, respectively, of rental expense under various lease agreements with certain third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as interest expense in the accompanying consolidated financial statements. The various lease agreements in place as of September 30, 2006 contain expiration dates ranging from May 2020 to December 2025.

Our operating partnership paid certain up-front fees and reimbursed certain related expenses to our Former Advisor, our Former Dealer Manager and Dividend Capital Exchange Facilitators LLC (our “Former Facilitator”), an affiliate of our Former Advisor, for raising capital through our operating partnership’s private placement. Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with the private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance, which equaled 2% of the gross equity proceeds raised through the private placement. In addition, our operating partnership was obligated to pay our Former Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. Our Former Dealer Manager has re-allowed such commissions and a portion of such dealer manager fee to participating broker dealers. Our operating partnership was also obligated to pay a transaction facilitation fee to our Former Facilitator of up to 1.5% of the gross equity proceeds raised through the private placement. We terminated these arrangements with our Former Dealer Manager and our Former Facilitator on October 10, 2006, in connection with the consummation of the Internalization.

During the three and nine months ended September 30, 2006, our operating partnership incurred up-front costs of approximately $2.3 million and $12.0 million, respectively, payable to our Former Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. During the same periods in 2005, our operating partnership incurred up-front costs of approximately $3.5 million and $6.6 million, respectively. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our operating partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our operating partnership does not elect to exercise any such purchase option, we will not meet the standards set forth in SFAS No. 98 in order to recognize the sale of such TIC Interests.

During the nine months ended September 30, 2006, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in four industrial properties. The following table sets forth certain details regarding these transactions (in thousands):

Exercise Date	Property	Market	OP Units Issued (1)	Total Value (2)
March 22, 2006	Plainfield I	Indianapolis	1,312	$13,777
June 30, 2006	6280 Best Friend Road	Atlanta	823	8,640
August 11, 2006	6575 Jimmy Carter Blvd.	Atlanta	475	4,992
September 15, 2006	Riverport	Louisville	716	7,517

Total			3,326	$34,926

(1)	Holders of OP Units have substantially the same economic interest as our common stockholders (see Note 8 for additional information).

(2)	Reflects the value of OP Units issued in connection with the exercise of purchase options to acquire the TIC Interests based on the selling price of our common stock at the time of the exercise of the option.

Note 8 – Minority Interests

Minority interests consisted of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Special Units	$1	$1
OP Units:
Net investment	47,091	16,149
Distributions	(1,784)	(303)
Share of cumulative net loss	(346)	(49)

Sub-total	44,961	15,797
Cabot limited partnership interests:
Net investment	40,314	40,314
Distributions	(1,325)	(338)
Share of cumulative net loss	(765)	(477)
Limited partnership interests acquired	(38,224)	—

Sub-total	—	39,499
Cabot non-voting common stock:
Net investment	63	63
Distributions	(1)	—
Share of cumulative net loss	(1)	—

Sub-total	61	63
Veterans Parkway membership interest:
Net investment	1,424	217

Total	$46,447	$55,577

Special Units

During 2002, our operating partnership issued 10,000 Special Units to DCAG for consideration of $1,000. The holder of the Special Units did not participate in the profits and losses of our operating partnership. Amounts distributable to the holder of the Special Units depended on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular OP Units in aggregate received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of regular OP Units received 15% and 85%, respectively, of the net sales proceeds received by our operating partnership upon the disposition of our operating partnership’s assets. On October 10, 2006, in connection with the Internalization, the 10,000 Special Units were modified into 7,111,111 regular OP Units, which were included in the aggregate consideration of 15,111,111 OP Units related to the Internalization (see Note 14 for additional information).

OP Units

At September 30, 2006 and December 31, 2005, we owned approximately 97% and 99%, respectively, of the outstanding equity interests of our operating partnership and the remaining equity interest in our operating partnership, other than the Special Units, was owned by third-party investors and our Former Advisor. After a period of one year, OP Units are redeemable at the option of the unitholder. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. At inception (April 12, 2002), our operating partnership issued 20,000 OP Units to our Former Advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our operating partnership. In addition, as of September 30, 2006 and December 31, 2005, we had issued approximately 5.1 million and 1.7 million OP Units, respectively, to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 7 for additional information). On October 10, 2006, in connection with the Internalization, our operating partnership acquired our Former Advisor from DCAG for an aggregate of 15,111,111 OP Units (see Note 14 for additional information).

Cabot Limited Partnership Interests

On July 21, 2005, we completed a merger and acquired all of the outstanding common stock of Cabot Industrial Value Fund, Inc. (“Cabot”). Through our ownership of Cabot, we initially acquired an approximate 87% interest in Cabot Industrial Value Fund, LP (the “Cabot Partnership”), which, as of December 31, 2005, owned a portfolio of 104 properties with a total historical cost of approximately $654.5 million located in 12 markets throughout the United States and had approximately $308.8 million of mortgage debt outstanding. Pursuant to the Cabot merger, the third-party investors that were limited partners in the Cabot Partnership prior to the Cabot merger remained limited partners after the merger. Contemporaneously with the merger, we entered into a Put/Call Agreement whereby we had the option to acquire the limited partners’ remaining interests in the Cabot Partnership. Under this agreement, the remaining limited partners had an initial option to put the remaining interests to us beginning April 1, 2006 and ending July 1, 2006 and we had an initial option to call the remaining interests beginning April 1, 2007 and ending July 1, 2007. On April 1, 2006, the limited partners exercised their put option, and on April 21, 2006 we purchased the remaining interests from the limited partners for cash of approximately $40.4 million. Income and losses of the Cabot Partnership prior to April 21, 2006 were allocated pro rata based on the partners’ ownership interests.

Cabot Non-Voting Common Stock

In August 2005, our Former Advisor and its affiliates acquired 126 shares of Cabot’s non-voting common stock for a purchase price of $500 each or $63,000 in the aggregate. Our Former Advisor purchased these shares on behalf of its employees and other affiliates and the proceeds from the sale of these non-voting common shares were used to invest in the Cabot Partnership. Collectively, as of September 30, 2006 and December 31, 2005, these non-voting shares of common stock represent less than a 0.1% ownership of Cabot at each date, and the holders of these shares will participate in the distributions of Cabot, which are based on the performance of the Cabot portfolio of properties, in proportion to their respective ownership percentages.

Veterans Parkway Membership Interest

On October 20, 2005, we purchased a shell-complete building comprising approximately 189,000 rentable square feet and a pad-ready land parcel located in Chicago, Illinois from a developer and entered into a related joint venture. We contributed approximately 95% of the equity capital to the joint venture and the developer contributed the remaining equity capital of approximately 5%. Both parties will receive a preferred return on their respective capital contributions and, after the parties are repaid their capital contributions plus their preferred returns from the joint venture, the developer will be entitled to a promoted interest on any excess earnings.

Note 9 – Discontinued Operations and Assets Held for Sale

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. We included all results of these discontinued operations in a separate component of income on the consolidated statements of operations under the heading Income (Loss) From Discontinued Operations. This treatment resulted in certain reclassifications of 2005 financial statement amounts.

At September 30, 2006, we had six properties with an aggregate of 567,441 rentable square feet classified as held for sale. For the three and nine months ended September 30, 2006 and 2005, discontinued operations included the results of operations of these properties.

The following is a summary of the components of income (loss) from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental revenues	$1,146	$700	$3,319	$1,932
Rental expenses and real estate taxes	(398)	(272)	(1,252)	(834)
Real estate depreciation and amortization	(422)	(534)	(1,568)	(1,366)

Operating income	326	(106)	499	(268)
Interest expense	(133)	(105)	(399)	(105)

Income (loss) before minority interests	193	(211)	100	(373)
Minority interests	(5)	28	25	28

Income (loss) from discontinued operations	$188	$(183)	$125	$(345)

As of September 30, 2006, the properties held for sale under the provisions of SFAS No. 144 and related mortgage debt balances were as follows (in thousands):

September 30, 2006
Net investment in properties held for sale	$38,942
Other assets held for sale	773

Total assets held for sale	$39,715

Mortgage notes related to assets held for sale	$10,320
Other liabilities held for sale	762

Liabilities related to assets held for sale	$11,082

Note 10 – Related Party Transactions

Our Former Advisor

Through September 30, 2006, our day-to-day activities were managed by our Former Advisor, an affiliate, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement. As a result of the Internalization, on October 10, 2006, our Former Advisor became our wholly-owned subsidiary and we no longer bear the cost of the advisory fees and other amounts payable under the advisory agreement (see the additional description of the Internalization in Note 14).

Prior to the Internalization, our Former Advisor was considered a related party as it was indirectly majority owned and/or controlled by Tom Wattles (our Executive Chairman and director), Evan Zucker (our former Chief Executive Officer, President and Secretary and a former director, who resigned from such positions upon the consummation of the Internalization) and James Mulvihill (our former Treasurer and Chief Financial Officer, who resigned from such positions upon the consummation of the Internalization, but who remains a director).

The responsibilities of our Former Advisor included the selection of our investment properties, the negotiations for these investments and the property management and leasing of these properties. Pursuant to the advisory agreement, we paid certain acquisition and asset management fees to our Former Advisor. The amount of such acquisition fees was equal to 1% of the aggregate purchase price of all properties we acquired. During the three and nine months ended September 30, 2006, our Former Advisor earned approximately $0.4 million and $10.6 million, respectively, for acquisition fees which were accounted for as part of the historical cost of the acquired properties and, during the three and nine months ended September 30, 2005, our Former Advisor earned approximately $6.4 million and $9.2 million, respectively, for such fees.

Additionally, we paid our Former Advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we owned in excess of $170 million. During the three and nine months ended September 30, 2006, we incurred asset management fees of $5.1 million and $12.9 million, respectively. During the three and nine months ended September 30, 2005, we incurred asset management fees of $2.9 million and $5.6 million, respectively.

Pursuant to the advisory agreement, our Former Advisor was obligated to advance all of our offering costs subject to its right to be reimbursed for such costs by us in an amount up to 2% of the aggregate gross offering proceeds raised in our prior continuous public offerings of common stock. Such offering costs included, but were not limited to, actual legal, accounting, printing and other expenses attributable to preparing the SEC registration statements, qualification of the shares for sale in the states and filing fees incurred by our Former Advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee.

During the three and nine months ended September 30, 2006, our Former Advisor incurred approximately $0.1 million and $1.5 million, respectively, of offering costs and, during the same periods, we reimbursed our Former Advisor approximately $0.1 million and $2.0 million, respectively, for such costs, which included unreimbursed costs from prior periods. For the three and nine months ended September 30, 2005, our Former Advisor incurred approximately $2.4 million and $6.3 million, respectively, of offering costs and, during the same periods, we reimbursed our Former Advisor approximately $3.1 million and $9.0 million, respectively, for such costs, which included unreimbursed costs from prior periods. These costs were considered a cost of raising capital and as such, were included as a reduction of additional paid-in capital on the accompanying balance sheets when such reimbursement obligations were incurred. We closed the primary offering component of our fourth continuous public offering on January 23, 2006, and as of September 30, 2006, we had reimbursed our Former Advisor for all of the then existing unreimbursed offering costs.

Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with our operating partnership’s private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance which equaled 2% of the gross equity proceeds raised through our operating partnership’s private placement. During the three and nine months ended September 30, 2006, our operating partnership incurred approximately $0.5 million and $2.4 million, respectively, payable to our Former Advisor for such expense allowance. During the three and nine months ended September 30, 2005, our operating partnership incurred approximately $0.7 million and $1.3 million, respectively, payable to our Former Advisor for such expense allowance.

In accordance with the advisory agreement we were obligated, subject to certain limitations, to reimburse our Former Advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our Former Advisor did not receive a specific fee for the activities which generated the expenses to be reimbursed. For the three and nine months ended September 30, 2006, we reimbursed approximately $0.3 million and $0.8 million, respectively, for such costs. For the three and nine months ended September 30, 2005, we reimbursed approximately $0.1 million and $0.3 million, respectively, for such costs.

As of September 30, 2006, we owed our Former Advisor approximately $2.2 million for various fees and reimbursements as described above, which was included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of December 31, 2005, we owed our Former Advisor approximately $0.6 million for various fees and reimbursements as described above, which was included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Our Former Dealer Manager

Our prior continuous public offerings of shares of common stock and our operating partnership’s private placement were managed by our Former Dealer Manager pursuant to the terms of certain dealer manager agreements. We terminated these dealer manager agreements on October 10, 2006 in connection with the consummation of the Internalization. Our Former Dealer Manager is owned by Dividend Capital Securities Group LLLP, in which Tom Wattles, Evan Zucker and James Mulvihill and their affiliates indirectly own limited partnership interests.

We previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock to our Former Dealer Manager as compensation for managing such offerings. Our Former Dealer Manager had discretionary authority to re-allow a portion of such fees to broker-dealers who participated in an offering. We also paid up to a 6% sales commission of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock. For the three and nine months ended September 30, 2006, we incurred no such costs and approximately $11.0 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. For the three and nine months ended September 30, 2005, we incurred approximately $11.6 million and $34.2 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of September 30, 2006, all sales commissions had been re-allowed to participating broker-dealers. Such amounts are considered a cost of raising capital and as such were included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets. We terminated this dealer manager agreement on October 10, 2006, in connection with the consummation of the Internalization.

Pursuant to our first and second continuous public offerings, our Former Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12.00. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to our Former Dealer Manager representing all of the warrants our Former Dealer Manager earned in connection with our first and second continuous public offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. No warrants were offered in our third or fourth continuous public offerings. During the nine months ended September 30, 2006 and 2005, our Former Dealer Manager did not earn any soliciting dealer warrants as all shares sold during these periods were in connection with our third and fourth continuous public offerings.

We also previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement. We also have paid our Former Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our operating partnership’s private placement. For the three and nine months ended September 30, 2006, we incurred up-front fees of approximately $1.5 million and $7.7 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. For the three and nine months ended September 30, 2005, we incurred up-front fees of approximately $2.3 million and $4.3 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of September 30, 2006, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. Such amounts were included in deferred loan costs on the accompanying consolidated balance sheets. We terminated this dealer manager agreement on October 10, 2006 in connection with the consummation of the Internalization.

As of September 30, 2006 and December 31, 2005, we owed our Former Dealer Manager approximately $0.1 million and $1.4 million, respectively, in relation to the fees described above which were included in other liabilities on the accompanying consolidated balance sheets.

Our Former Facilitator

Our Former Facilitator has been responsible for the facilitation of transactions associated with our operating partnership’s private placement. We terminated our arrangements with our Former Facilitator, including the agreement described below, on October 10, 2006 in connection with the consummation of the Internalization. Our Former Facilitator was considered a related party as it is indirectly majority owned and/or controlled by Tom Wattles, Evan Zucker and James Mulvihill and their affiliates.

We previously entered into an agreement with our Former Facilitator whereby we paid a transaction facilitation fee associated with our operating partnership’s private placement. We paid our Former Facilitator up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement for transaction facilitation. For the three and nine months ended September 30, 2006, we incurred approximately $0.3 million and $1.8 million, respectively, payable to our Former Facilitator for such fees. For the three and nine months ended September 30, 2005, we incurred approximately $0.5 million and $1.0 million, respectively, payable to our Former Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our operating partnership’s private placement, were recorded as deferred loan costs and amortized over the life of the financing obligation (see Note 7 for additional information).

Internalization

On July 21, 2006, we entered a contribution agreement with our operating partnership and DCAG to acquire our Former Advisor for an aggregate of 15,111,111 OP Units. The Internalization was consummated on October 10, 2006 (see Note 14 for additional information).

Some of our directors and officers had material financial interests in the Internalization. In particular, prior to the consummation of the Internalization, Tom Wattles, Evan Zucker, James Mulvihill, Jim Cochran, Daryl Mechem, Matt Murphy and Michael Ruen were also employees of, or consultants to, our Former Advisor or its affiliates. Moreover, Mr. Wattles has indirect beneficial ownership and control with his spouse of a 12.825% membership interest in DCAG and is entitled to receive 8.084% of the net cash flows of DCAG, which we refer to as a "cash flow interest;" Mr. Zucker has indirect beneficial ownership and control with his spouse of a 23.014% membership interest in DCAG and a 12.280% cash flow interest; and Mr. Mulvihill has indirect beneficial ownership and control with his spouse of a 23.014% membership interest in DCAG and a 12.280% cash flow interest. Furthermore, Messrs. Cochran, Mechem, Murphy and Ruen, pursuant to certain contractual arrangements, have an aggregate 9.987% cash flow interest in DCAG.

In addition, in connection with the Internalization, we entered into employment agreements with Tom Wattles, Jim Cochran, Daryl Mechem, Matt Murphy and Michael Ruen on July 21, 2006, an employment agreement with Phil Hawkins on August 14, 2006 and an employment agreement with Stuart Brown on September 18, 2006. The employment agreements provide for these individuals to serve as our executive officers and became effective on October 10, 2006. Furthermore, we entered into certain additional agreements on October 10, 2006 with affiliates of DCAG (see Note 14 for additional information).

Note 11 – Stock Option Plans and Warrant Purchase Agreements

Stock Option Plans

In connection with the Internalization, on October 10, 2006, we adopted, and our stockholders approved, our Long-Term Incentive Plan and our 2006 Incentive Compensation Plan (see Note 14 for additional information). We intend to use our Long-Term Incentive Plan to grant restricted stock, stock options and other equity awards to our eligible employees in the future.

Employee Option Plan

Prior to the Internalization, we adopted the Employee Option Plan, which was designed to enable us, our Former Advisor and its affiliates to obtain or retain the services of employees (not to include our directors) of our Former Advisor and its affiliates considered essential to our long-term success and the success of our Former Advisor and its affiliates by offering such employees an opportunity to participate in our growth through ownership of our shares. The Employee Option Plan was administered by our compensation committee, which was authorized to grant “non-qualified” stock options (the “Employee Options”) to certain employees of our Former Advisor and its affiliates. The compensation committee set the exercise price for the Employee Options in its discretion, which could not be less than the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option was granted. A total of 750,000 shares were authorized and reserved for issuance under the Employee Option Plan. The compensation committee set the term of Employee Options in its discretion, which could not exceed the later of five years from the date of grant or five years from the date of a listing of our common stock. Our compensation committee set the period during which the right to exercise an Employee Option fully vests at three years from the date of grant. During the nine months ended September 30, 2006, we granted 251,000 options pursuant to this plan. As of September 30, 2006 and December 31, 2005, there were approximately 341,000 and 107,500 options outstanding under the Employee Option Plan, respectively, with a weighted average exercise price of $11.00. As of September 30, 2006 and December 31, 2005, approximately 33,333 and no such options were vested, respectively. As of September 30, 2006, no such options had been exercised and 17,500 had been forfeited. As of October 10, 2006, no further grants will be made under this plan.

During the nine months ended September 30, 2006, options issued under the Employee Option Plan were valued using Black-Scholes with the following assumptions: expected dividend yield of 6.10%, risk-free interest rate of 4.01%, volatility factor of 19.19% and an expected life of six years. The value of the options granted under the Employee Option Plan on the date of grant during the nine months ended September 30, 2006 was approximately $159,000. There were no employee options granted during the nine months ended September 30, 2005.

Independent Director Option Plan

Prior to the Internalization, we adopted the Independent Director Option Plan, which we used in an effort to attract and retain qualified independent directors. Previously, we granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan effective upon the later of (1) the sale of 200,000 shares in our first continuous public offering, and (2) the independent director becoming a member of our board of directors. Such options vest 20% upon grant date and 20% each year for the following four years and have an exercise price of $12.00 per share. In addition, we previously issued options to purchase 5,000 shares to each independent director then in office on the date of each annual stockholder’s meeting and these options vest 100% upon the second anniversary from the grant date and have an exercise price equal to the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan. Options granted under the Independent Director Option Plan shall lapse on the first to occur of (1) the tenth anniversary of the date we grant them, (2) the removal the independent director for cause, or (3) three months following the date the independent director ceases to be a director for any reason, other than death or disability. As of September 30, 2006 and December 31, 2005, we had 60,000 and 90,000 options outstanding, respectively, under the Independent Director Stock Option Plan, of which 32,000 and 26,000 were vested, respectively. As of September 30, 2006, no such options had been exercised and 40,000 options had been forfeited. As of October 10, 2006, no further grants will be made under this plan.

During the nine months ended September 30, 2006, options issued under the Independent Director Option Plan were valued using Black-Scholes with the following assumptions: an expected dividend yield of 6.10%, a risk-free interest rate of 4.01%, a volatility factor of 19.22% and an expected life of six years. The value of options granted under the Independent Director Option Plan on the date of grant during the nine months ended September 30, 2006 was approximately $5,651. During the nine months ended September 30, 2005, options issued under the Independent Director Option Plan were valued using Black-Scholes with the following assumptions: an expected dividend yield of 6.10%, a risk-free interest rate ranging from 4.01% to 4.19%, a volatility factor ranging from 19.17% to 20.01% and an expected life ranging from six to ten years. The value of options granted under the Independent Director Option Plan on the date of grant during the nine months ended September 30, 2005 was approximately $16,000.

Options granted under both the Employee Option Plan and the Independent Director Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the three and nine months ended September 30, 2006, we incurred approximately $20,000 and $52,000, respectively, of such expense which is included in general and administrative expense on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2005, we incurred approximately $12,000 and $25,000, respectively, of such expense which is included in general and administrative expense on the accompanying consolidated statements of operations. As of September 30, 2006, approximately $155,000 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the Employee Option Plan and the Independent Director Option Plan. We expect to recognize such expense over a weighted average period of 2.2 years.

The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the nine months ended September 30, 2006, as well as the total options outstanding as of December 31, 2005 and September 30, 2006 and the total options exercisable as of September 30, 2006.

	Independent Director Options	Employee Options	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)
Issued and Outstanding at December 31, 2005	70,000	107,500	$11.39
Grants	10,000	251,000	11.04
Exercises	—	—	—
Expirations	—	—	—
Forfeitures	(20,000)	(17,500)	11.53

Issued and Outstanding at September 30, 2006	60,000	341,000	$11.15	8.87

Exercisable at September 30, 2006	32,000	33,333	$11.49	8.77

Collectively, the options outstanding pursuant to our Independent Director Option Plan and our Employee Option Plan had a weighted average per option value as of September 30, 2006 and December 31, 2005 of $0.65 and $0.56, respectively.

Warrant Purchase Agreements

Pursuant to our first and second continuous public offerings, our Former Dealer Manager earned one soliciting dealer warrant for every 25 shares of common stock sold (see Note 10 for additional information). These warrants, as well as the shares issuable upon their exercise, were registered in connection with our first and second continuous public offerings. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to our Former Dealer Manager representing all of the warrants our Former Dealer Manager earned in connection with both of the aforementioned offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. Our Former Dealer Manager may retain or re-allow these warrants to broker-dealers that participated in the offering unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. As of September 30, 2006, 139,341 of these warrants had been re-allowed to participating broker-dealers. The holder of a soliciting dealer warrant is entitled to purchase one share of common stock from us at a price of $12.00 per share beginning on the first anniversary of the effective date of the offering in which such warrants were issued and ending five years after the effective date of such offering. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the relevant public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.

Note 12 – Net Loss per Common Share

We determine basic net loss per common share by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We determine diluted net loss per common share by taking into account the effects of potentially issuable common stock, but only if the issuance of stock would be dilutive, including the presumed exchange of OP Units for shares of common stock. The following table sets forth the computation of our basic and diluted net loss per common share (in thousands except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator
Loss From Continuing Operations	$(10,353)	$(6,015)	$(9,981)	$(7,686)
Unitholders share of net income (1)	—	—	—	—

Numerator for basic and diluted earnings per share – Adjusted loss from continuing operations	$(10,353)	$(6,015)	$(9,981)	$(7,686)

Income (Loss) From Discontinued Operations	$188	$(183)	$125	$(345)

Net Loss	$(10,165)	$(6,198)	$(9,856)	$(8,031)

Denominator
Weighted average common shares outstanding – Basic	150,725	104,224	148,731	89,147
Incremental weighted average effect of conversion of OP Units	—	—	—	—

Weighted average common shares outstanding – Diluted	150,725	104,224	148,731	89,147

Net Loss per Common Share – Basic and Diluted
Loss From Continuing Operations	$(0.07)	$(0.06)	$(0.07)	$(0.09)
Income (Loss) From Discontinued Operations	0.00	0.00	0.00	0.00

Net Loss	$(0.07)	$(0.06)	$(0.07)	$(0.09)

(1)	For all periods presented with earnings subject to dilution, dilutive securities only included OP Units in our operating partnership, which are redeemable for cash or, at our option, for shares of our common stock (see Note 8 for additional information).

Note 13 – Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics with all our other operating properties and we aggregate our operating segments into reportable segments based upon the property type. Prior to the quarter ended September 30, 2006, our management evaluated rental revenues and property net operating income aggregated by geographic location, or market, to analyze performance. During the quarter ended September 30, 2006, our management concluded that rental revenues and property net operating income aggregated by property type was a more appropriate way to analyze performance. Certain reclassifications have been made to 2005 amounts to conform to the 2006 presentation. The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three and nine months ended September 30, 2006 and 2005 (in thousands).

	Three Months Ended				Nine Months Ended
	Rental Revenues		NOI (1)		Rental Revenues		NOI (1)
	2006	2005	2006	2005	2006	2005	2006	2005
Bulk industrial (2)	$47,542	$27,462	$36,650	$21,502	$122,768	$61,418	$95,842	$47,982
Light industrial and other	14,319	8,472	10,152	6,167	35,312	19,922	25,646	15,477

Total	$61,861	$35,934	$46,802	$27,669	$158,080	$81,340	$121,488	$63,459

(1)	Net operating income (“NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expense and interest expense.

(2)	Prior year results reflect properties that were contributed into Fund I during the first quarter of 2006. See additional information in Note 2.

We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, interest expense, interest income and general and administrative expenses. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. The following table is a reconciliation of our NOI to our reported net income from continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Property NOI	$46,802	$27,669	$121,488	$63,459
Institutional capital management and other fees	220	—	398	—
Equity in losses of unconsolidated joint ventures, net	(72)	—	(254)	—
Gain (loss) on dispositions of real estate interests	(482)	—	7,550	—
Interest income and other	482	629	5,004	2,216
Real estate depreciation and amortization	(30,232)	(21,062)	(81,196)	(47,430)
Interest expense	(20,517)	(9,708)	(46,687)	(18,253)
General and administrative expense	(1,757)	(865)	(3,939)	(2,294)
Asset management fees, related party	(5,092)	(2,937)	(12,907)	(5,640)
Minority interests	295	259	562	256

Loss from Continuing Operations	$(10,353)	$(6,015)	$(9,981)	$(7,686)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	September 30, 2006	December 31, 2005
Property type segments — continuing operations:
Bulk industrial	$2,038,643	$1,482,099
Light industrial and other	671,926	445,592

Total segment net assets of continuing operations	2,710,569	1,927,691
Assets held for sale	39,715	—
Non-segment assets:
Non-segment cash and cash equivalents	3,000	84,770
Other non-segment assets (1)	66,370	45,234

Total assets	$2,819,654	$2,057,695

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Note 14 – Subsequent Events

Potential Public Offering of Common Stock

On October 19, 2006, we filed a registration statement on Form S-11 with the SEC in connection with our proposed sale of up to $175.0 million of common stock (the “Potential Offering”). We intend to apply to have our common stock listed on the New York Stock Exchange (the “NYSE”) in connection with the Potential Offering. Currently, no public market exists for our shares and therefore the Potential Offering will be our first listed public offering.

Internalization of our Former Advisor

On July 21, 2006, we entered into a contribution agreement (the “Contribution Agreement”) with our operating partnership and DCAG. On October 10, 2006, pursuant to the Contribution Agreement, our operating partnership acquired our Former Advisor from DCAG for an aggregate of 15,111,111 OP Units, which included the modification of the Special Units (which are described in Note 8) held by DCAG into 7,111,111 OP Units. In connection with the Internalization, our Former Advisor became a wholly-owned subsidiary of our operating partnership, and certain employees of, or consultants to, our Former Advisor or its affiliates became our employees. As a result of these transactions, we have become a self-administered and self-advised REIT.

We also entered into several related agreements in connection with the Internalization including:

•	a pledge and security agreement whereby DCAG pledged the OP Units received as consideration in the Internalization and certain other assets for certain periods to secure its indemnification obligations to us under the Contribution Agreement;

•	a registration rights agreement whereby we granted registration rights to DCAG and its permitted transferees in respect of any shares of our common stock issued in exchange for the OP Units issued in the Internalization;

•	a non-competition agreement with each of Evan Zucker, our former Chief Executive Officer, President, Secretary and a former director, and James Mulvihill, our former Chief Financial Officer and Treasurer and a current director.

•	a license agreement with an affiliate of DCAG granting us the right to continue to use the Dividend Capital name without payment of any fees for one year;

•	a transition services agreement with DCAG whereby we receive enumerated services, including IT services, human resources, payroll and accounts payable services, necessary to operate our business for a one-year period; and

•	a joint venture agreement with Dividend Capital Total Realty Trust Inc. (“DCTRT”), a Maryland corporation which qualifies as a REIT for U.S. federal income tax purposes and which is externally advised by an affiliate of DCAG, and a wholly-owned subsidiary of DCTRT, which established a series of joint ventures that, subject to certain exceptions and conditions, will be the exclusive vehicles used by DCTRT and such subsidiary to invest in industrial real estate assets in our current major markets through the end of 2008.

Moreover, we terminated the dealer manager agreements with our Former Dealer Manager relating to our prior continuous public offerings of common stock and our operating partnership’s private placement and the agreement with our Former Facilitator relating to our operating partnership’s private placement.

Additionally, upon consummation of the Internalization, Phil Hawkins became our Chief Executive Officer and a director, Stuart Brown became our Chief Financial Officer and Jim Cochran became our President. Simultaneously, Evan Zucker resigned as our Chief Executive Officer, President, Secretary and director and James Mulvihill resigned as our Chief Financial Officer and Treasurer, but remains a director.

Certain of our directors and officers had material financial interests in the Internalization. To address these potential conflicts of interest, a special committee of our board of directors comprised of all of our independent directors was formed to review, consider and negotiate the terms and conditions of the Internalization and to make a recommendation to our entire board regarding the transaction. The special committee engaged and consulted with its own legal and financial advisors.

In connection with the Internalization, our stockholders approved an amendment and restatement of our charter that will become effective upon the closing of the Potential Offering discussed above. The purpose of this amendment is to conform our charter more closely with the charters of other companies that qualify as REITs for U.S. federal income tax purposes and whose securities are publicly traded and listed on the NYSE.

In addition, we adopted, and our stockholders approved, our Long-Term Incentive Plan and our 2006 Incentive Compensation Plan. These plans were established by our board of directors, which worked with its legal advisors and with employment compensation consultants to survey and study the market compensation ranges of our competitors, were approved by our stockholders and are designed to help us to attract, retain and motivate highly qualified individuals and more directly align the interests of our management with those of our stockholders.

DCTRT Joint Ventures

We have entered into strategic relationship with DCTRT whereby we have and anticipate continuing to enter into joint ventures with DCTRT and/or its affiliates to serve as the exclusive vehicles through which DCTRT will acquire industrial real estate assets in certain major markets in which we currently operate until the end of 2008. The exclusivity provisions will remain in effect so long as we introduce a certain minimum amount of potential acquisition opportunities within a specified time frame for each joint venture. In the event that (and only for so long as) these exclusivity provisions are not in effect for any reason prior to the end of 2008, Evan Zucker, our former Chief Executive Officer, President, Secretary and director, and James Mulvihill, our former Chief Financial Officer and Treasurer and a current director of our company, will be prohibited under their respective non-competition agreements with us from directly or indirectly participating in certain activities in respect of industrial real estate on behalf of either DCTRT or other related entities.

We will act as the managing member of the entities created under these joint venture agreements, subject to the approval of major decisions by DCTRT and will earn certain market-based asset management, acquisition and disposition fees and, after the return of capital to us and DCTRT, a promoted interest in the respective joint ventures. Each joint venture will be funded as follows: (i) an equity contribution from DCTRT to the joint venture (which will be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which will be up to 10% of the joint venture’s required equity capitalization) and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55% and no more than 75%.

On September 1, 2006, we entered into the first joint venture agreement with DCTRT (“TRT/DCT Venture I”) pursuant to which TRT/DCT Venture I will own up to $150.0 million of industrial properties. The portfolio will be comprised of:

(i) approximately $65.3 million in assets to be sold by us to DCTRT. We will manage these assets and receive a market-based asset management fee and DCTRT will have the right, under certain circumstances and subject to our approval, to contribute such assets to TRT/DCT Venture I at a later date;

(ii) an additional $14.8 million in assets to be contributed by us to TRT/DCT Venture I; and

(iii) an additional $69.9 million in assets that will either be (a) contributed by us to TRT/DCT Venture I, (b) sold by us to DCTRT pursuant to the same terms described in (i) above, or (c) acquired by TRT/DCT Venture I through third party purchases.

On October 16, and October 31, 2006, we sold collectively six industrial properties to DCTRT. As described above, we will manage these assets and earn an asset management fee and DCTRT will have the right, under certain circumstances and subject to our approval, to contribute such assets to TRT/DCT Venture I at a later date. The total purchase price of these six properties was approximately $65.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	natural disasters such as hurricanes;

•	national, international, regional and local economic conditions;

•	the general level of interest rates;

•	energy costs;

•	the terms of governmental regulations that affect us and interpretations of those regulations, including changes in real estate and zoning laws and increases in real property tax rates;

•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest;

•	lack of or insufficient amounts of insurance;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	the consequences of future terrorist attacks; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

In addition, our current and continuing qualification as a real estate investment trust, or REIT, involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, or the Code, and depends on our ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this report, as well as the section entitled “Risk Factors” in this report.

Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to DCT Industrial Trust Inc. (formerly Dividend Capital Trust Inc.) and DCT Industrial Operating Partnership LP (formerly Dividend Capital Operating Partnership LP), or our operating partnership, and their consolidated subsidiaries.

Overview

DCT Industrial Trust Inc. was formed as a Maryland corporation in April 2002 in order to invest in industrial real estate properties. We are a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States. In addition, we manage, and own interests in, industrial properties through our institutional capital management program. Our properties primarily consist of high-quality, generic bulk distribution warehouses and light industrial properties leased to corporate tenants. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow for easy reconfiguration of space. In the future, we intend to continue to focus on properties that exhibit these characteristics, to expand our operations into other target markets in the United States and to add additional properties in our existing markets as well as acquire and develop properties in selected international markets, including Mexico, where we believe we can achieve favorable returns and leverage our management expertise. We have elected to be treated as a REIT for U.S. federal income tax purposes.

As of September 30, 2006, we owned interests in 388 industrial real estate properties consisting of 233 bulk distribution properties, 113 light industrial properties and 42 service center or flex properties totaling 60.4 million rentable square feet. Our portfolio of consolidated operating properties consists of interests in 374 industrial properties totaling 55.0 million rentable square feet that were 92.9% occupied as of September 30, 2006. In addition, as of September 30, 2006, we had majority interests in four consolidated development properties, a 20% interest in six unconsolidated properties in an institutional joint venture and investments in four development joint venture properties.

Our primary business objectives are to maximize sustainable long-term growth in earnings and funds from operations, or FFO, and to maximize total return to our stockholders. In our pursuit of these objectives, we will:

•	acquire high-quality industrial properties;

•	pursue development opportunities, including through joint ventures;

•	expand our institutional capital management business;

•	actively manage our existing portfolio to maximize operating cash flows;

•	sell non-core assets that no longer fit our investment criteria; and

•	expand our operations into selected domestic and international markets, including Mexico.

We own our properties through our operating partnership and its subsidiaries. We are the sole general partner of our operating partnership and owned approximately 97% of the outstanding equity interests of our operating partnership as of September 30, 2006.

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under leases at our properties including reimbursements from tenants for certain operating costs. We seek earnings growth primarily through increasing rents and earnings at existing properties, acquiring and developing additional high-quality properties in major distribution markets, increasing fee revenues from our institutional capital management business, generating profits from our development activities and repositioning our portfolio including disposing of certain non-core assets and contributing assets to our joint ventures, funds or other commingled investment vehicles with institutional partners.

We believe that our near-term earnings in our existing properties will increase through increased rents on leases that are expiring, as well as an increase in our occupancy rates as we lease properties which were vacant when acquired. We expect strong growth in operating earnings from development and acquisitions in our target markets and selected new markets. We also believe our focus on our target distribution markets from which companies distribute nationally, regionally and/or locally mitigates the risk of any individual tenant reconfiguring distribution networks and changing the balance of supply and demand in a market. Finally, developing and maintaining excellent relationships with third-party logistics companies facilitates our ability to lease them space in our portfolio.

Our net income and FFO in the near term may decrease as a result of the internalization transaction described below in connection with the one-time, non-recurring non-cash charge to earnings we will incur for the portion of the internalization consideration that is allocated as the cost for terminating our advisory agreement with Dividend Capital Advisors LLC, our Former Advisor. While we no longer bear the external costs of the various fees and expenses previously paid to our Former Advisor as a result of becoming self-advised, our expenses will include the compensation and benefits of our officers and the other employees and consultants previously paid by our Former Advisor or its affiliates. Further, our net income per share and FFO per share may decrease by a material amount in the near term due to the additional expenses recognized, as well as the OP Units issued in connection with the internalization transaction, which may be exchanged for shares of common stock on a one for one basis.

The principal risks to our business outlook include:

•	an economic slowdown or softening of the U.S. economy and the local economies of our target markets;

•	the development of new distribution space in our target markets in excess of net new demand for such space;

•	our ability to attract institutional partners in our institutional capital management business on terms that we find acceptable;

•	our ability to acquire properties that meet our quantitative and qualitative criteria and whether we can successfully integrate such acquisitions; and

•	our ability to locate development opportunities and to successfully develop such properties on time and within budget and then to successfully lease such properties.

We believe our investment focus on the largest and most active distribution markets in the United States and our monitoring of market and submarket demand and supply imbalances helps mitigate these risks.

We also expect the following key trends to positively affect our industry:

•	the continued restructuring of corporate supply chains which may impact local demand for distribution space as companies relocate their operations consistent with their particular requirements or needs;

•	the growth or continuing importance of industrial markets located near seaports, airports and major intermodal facilities; and

•	continuing advancements in technology and information systems which enhance companies’ abilities to control their investment in inventories.

These key trends may gradually change the characteristics of the facilities needed by our tenants. However, we believe the buildings in our portfolio are designed to be flexible and can accommodate gradual changes that may occur.

For the financing of our capital needs, we are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that we anticipate will have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties. Our financing needs will depend largely on our ability to acquire properties as the majority of our cash generated from operations will be used for payment of distributions and to finance other activities. We expect the funding of additional cash needs to come from existing cash balances, new borrowings and proceeds from the sale or contribution of assets. In addition, we recently filed a registration statement relating to a potential public offering of common stock and may engage in additional future offerings of common stock or other securities, although we have no current expectation of doing so in the near term.

Recent Developments

Potential Public Offering of Common Stock

On October 19, 2006, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, in connection with our proposed sale of up to $175.0 million of common stock, or the Potential Offering. We intend to apply to have our common stock listed on the New York Stock Exchange, or the NYSE, in connection with the Potential Offering. Currently, no public market exists for our shares and therefore the Potential Offering will be our first listed public offering.

Internalization

On July 21, 2006, we entered into a contribution agreement with our operating partnership and Dividend Capital Advisors Group LLC, or DCAG, the parent company of our Former Advisor. On October 10, 2006, pursuant to the contribution agreement, our operating partnership acquired our Former Advisor from DCAG for an aggregate of 15,111,111 units of limited partnership interest in our operating partnership, or OP Units, which included the modification of a special series of units of limited partnership interest in our operating partnership, or the Special Units (which are described in Note 8 to our consolidated financial statements), held by DCAG into 7,111,111 OP Units. We refer to this transaction as the Internalization. Prior to the internalization, our day-to-day operations were managed by our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement with our Former Advisor. In connection with the Internalization, our Former Advisor became a wholly-owned subsidiary of our operating partnership, and certain employees of, or consultants to, our Former Advisor or its affiliates became our employees. As a result of these transactions, we have become a self-administered and self-advised REIT.

Additionally, upon consummation of the Internalization, Phil Hawkins became our Chief Executive Officer and a director, Stuart Brown became our Chief Financial Officer and Jim Cochran became our President. Simultaneously, Evan Zucker resigned as our Chief Executive Officer, President, Secretary and director and James Mulvihill resigned as our Chief Financial Officer and Treasurer, but remains a director.

In connection with the Internalization, our stockholders approved an amendment and restatement of our charter that will become effective upon the closing of the Potential Offering discussed above. The purpose of this amendment is to conform our charter more closely with the charters of other companies that qualify as REITs for U.S. federal income tax purposes and whose securities are publicly traded and listed on the NYSE. In addition, we adopted, and our stockholders approved, our 2006 Long-Term Incentive Plan and our 2006 Incentive Compensation Plan. These plans were established by our board of directors, which worked with its legal advisors and with employment compensation consultants to survey and study the market compensation ranges of our competitors, were approved by our stockholders and are designed to help us to attract, retain and motivate highly qualified individuals and more directly align the interests of our management with those of our stockholders.

SCLA Joint Venture

In July 2005, we entered into a joint venture agreement, which was amended and restated in October 2006, with Stirling Airports International, LLC, or Stirling, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket of the Southern California industrial real estate market. We refer to this joint venture as the SCLA joint venture. While our exact interest in the joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits after all priority distributions. The development project resulted from the closure of George Air Force Base in 1992 and is known as Southern California Logistics Airport, or SCLA. SCLA is controlled by two development authorities: the Southern California Logistics Airport Authority and the Southern California Logistics Rail Authority, which we refer to collectively as the Authorities. SCLA is part of the approximately 60,000 acre Victor Valley Economic Development Authority. Stirling entered into two master development agreements to be the exclusive developer of SCLA for the next 13 years (including extensions) and assigned to the SCLA joint venture its rights related to the 4,350 acres designated primarily for industrial development.

Results of Operations

Summary

As of September 30, 2006, we owned 374 consolidated operating properties located in 24 markets throughout the United States. We acquired 131 of these properties after September 30, 2005. In addition, in February 2006, we contributed six of our properties, three of which were purchased before September 30, 2005, into a joint venture with an institutional partner. See Note 2 to the consolidated financial statements for additional information regarding our dispositions. Additionally, subsequent to September 30, 2005, one development property was completed and became an operating property. The net effect of such activities is the addition of 126 properties, or 18.7 million rentable square feet, to our operating portfolio since September 30, 2005. As a result of these additional 126 properties, the revenues and expenses from our operations for the three and nine months ended September 30, 2006 reflect a significant increase compared to the revenues and expenses from our operations for the three and nine months ended September 30, 2005. The following table illustrates the changes in our portfolio as of September 30, 2006 compared to September 30, 2005, respectively.

	As of September 30,
	2006				2005
Target Markets	Number of Buildings	Historical Cost (in thousands)	Rentable Square Feet	Occu- pancy (1)	Number of Buildings	Historical Cost (in thousands)	Rentable Square Feet	Occu- pancy (1)
Atlanta	56	$304,873	6,550,271	92.6%	48	$261,983	5,981,602	88.2%
Baltimore/Washington D.C.	13	121,356	1,585,087	90.7%	9	68,061	1,167,144	87.7%
Central Pennsylvania	6	77,551	1,402,580	100.0%	2	30,665	650,000	100.0%
Charlotte	11	68,428	1,477,548	80.1%	3	18,136	345,956	100.0%
Chicago	14	150,362	2,877,988	94.6%	13	145,979	2,814,275	96.4%
Cincinnati	39	215,773	4,982,215	88.3%	18	131,637	3,294,142	84.0%
Columbus	15	180,367	4,401,788	94.8%	3	48,910	1,213,486	85.2%
Dallas	54	332,977	6,810,543	90.7%	48	222,972	4,701,266	91.2%
Denver	1	9,390	160,232	100.0%	1	9,009	160,232	100.0%
Houston	34	135,712	2,452,711	88.6%	33	128,428	2,349,671	86.6%
Indianapolis	8	109,185	3,326,864	95.5%	1	15,211	442,127	100.0%
Louisville	2	18,350	521,000	100.0%	2	18,352	521,000	100.0%
Memphis	10	160,255	4,333,018	94.1%	11	184,894	5,042,018	95.4%
Miami	6	65,746	727,461	92.4%	3	26,002	316,452	93.9%
Minneapolis	6	58,790	828,466	100.0%	—	—	—	—
Nashville	5	99,034	2,712,373	91.7%	3	61,333	1,699,530	100.0%
New Jersey	10	87,794	1,189,553	96.2%	3	37,381	483,338	100.0%
Northern California	29	211,249	2,410,960	96.2%	5	35,808	474,636	100.0%
Orlando	12	78,943	1,226,231	95.2%	2	15,714	367,137	100.0%
Phoenix	15	98,557	1,734,052	95.3%	13	80,110	1,474,963	95.3%
San Antonio	2	7,953	172,050	86.9%	2	7,699	172,050	100.0%
Seattle	8	88,397	1,198,617	96.5%	8	88,013	1,198,617	100.0%
Southern California	12	102,099	1,391,534	99.8%	11	84,636	1,169,498	80.0%

Subtotal/Weighted Average – Target Markets	368	2,783,141	54,473,142	92.9%	242	1,720,933	36,039,140	91.8%
Discontinued Operations:
Boston	6	42,892	567,441	85.8%	6	41,442	570,641	67.4%

Total/Weighted Average – Operating Properties	374	2,826,033	55,040,583	92.9%	248	1,762,375	36,609,781	91.5%
Properties under development	4	35,067	1,052,539	8.9%	1	24,843	139,424	0.0%
Land held for development	n/a	25,526	n/a	n/a	n/a	962	n/a	n/a

Total/Weighted Average- Consolidated Properties	378	$2,886,626	56,093,122	91.3%	249	$1,788,180	36,749,205	91.1%

(1)	The total vacant square footage as of September 30, 2006, and 2005, was 4,883,711 and 3,269,012, respectively. Of the vacant space as of September 30, 2006 and 2005, we had 41,365 and 457,041 rentable square feet, respectively, under master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or commencement of rent from a new tenant. The total percentage of operating rentable square feet leased, including space covered by master leases, was 92.9% and 92.7% as of September 30, 2006, and 2005, respectively. For financial reporting purposes under United States generally accepted accounting standards, or GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenues.

In addition to the significant increase in property operating activity for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 resulting from the aforementioned acquisition and development activities, the following describes other significant differences between the periods that are a result of our continued growth:

•	We have increased our debt by issuing or assuming an additional $601.6 million of debt since September 30, 2005. This has resulted in higher interest expense of approximately $28.4 million, or 155.8% in the nine months ended September 30, 2006 compared to the same period in 2005.

•	Asset management fees paid to our Former Advisor of 0.75% per annum of the undepreciated cost of our properties were higher by $7.3 million in the nine months ended September 30, 2006 compared to the same period in 2005 as a result of the additional 128 properties being subject to these fees during the 2006 period.

•	In February 2006, in connection with the above referenced disposition, we recorded a gain on the disposition of the real estate interests resulting in an increase to net income of approximately $4.0 million.

•	In June 2006, we recorded a gain relating to the completion of an expansion that had been contributed to the above referenced joint venture with the institutional partner resulting in an increase to net income of approximately $4.1 million.

•	During the three months ended June 30, 2005, a tenant terminated its lease early and paid an early lease termination fee of approximately $3.7 million.

During the nine months ended September 30, 2006, we recognized net loss of approximately $9.9 million, compared to net loss of approximately $8.0 million for the same period in 2005. The components of the increase in operating activities are reflected in the changes in rental revenues, rental expenses and real estate taxes, other income and other expenses as more fully described below.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Our same store properties include all properties that we owned during both the current and prior year reporting periods for which the operations have been stabilized and consolidated for the entire period presented. The same store assets for the three months ended September 30, 2006 include 124 buildings totaling 22.8 million rentable square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended September 30,		$ Change
	2006	2005
Rental Revenues
Same store	$23,413	$23,888	$(475)
2006 acquisitions and dispositions	19,970	874	19,096
2005 acquisitions	18,063	11,145	6,918
Development	120	—	120
Revenues related to early lease terminations, net	295	27	268

Total rental revenues	61,861	35,934	25,927

Rental Expenses and Real Estate Taxes
Same store	5,959	5,470	489
2006 acquisitions and dispositions	4,824	213	4,611
2005 acquisitions	4,240	2,582	1,658
Development	36	—	36

Total rental expenses and real estate taxes	15,059	8,265	6,794

Property Net Operating Income (1)
Same store	17,454	18,418	(964)
2006 acquisitions and dispositions	15,146	661	14,485
2005 acquisitions	13,823	8,563	5,260
Development	84	—	84
Revenues related to early lease terminations, net	295	27	268

Total property net operating income	46,802	27,669	19,133

Other Income
Institutional capital management and other fees	220	—	220
Loss on disposition of real estate assets	(490)	—	(490)
Gain on development activities	8	—	8
Interest income and other	482	629	(147)

Total other income	220	629	(409)

Other Expenses
Real estate depreciation and amortization	30,232	21,062	9,170
General and administrative expenses	1,757	865	892
Asset management fees, related party	5,092	2,937	2,155
Equity in losses of unconsolidated joint ventures, net	72	—	72
Interest expense	20,517	9,708	10,809

Total other expenses	57,670	34,572	23,098
Minority interests	295	259	36
Income (loss) from discontinued operations	188	(183)	371

Net loss	$(10,165)	$(6,198)	$(3,967)

(1)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended September 30, 2006 and 2005 to our reported net income from continuing operations for the three months ended September 30, 2006 and 2005, see Note 13 to our consolidated financial statements for additional information.

Rental Revenues

Rental revenues increased by approximately $25.9 million for the three months ended September 30, 2006 compared to the same period in 2005, primarily as a result of the rental revenues generated from the additional 128 operating properties acquired subsequent to September 30, 2005. Same store rental revenues decreased by approximately $0.5 million, or 2%, for the three months ended September 30, 2006 as compared to the same period in 2005 due to lower occupancy.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $6.8 million for the three months ended September 30, 2006 compared to the same period in 2005, primarily as a result of the additional operating properties acquired subsequent to September 30, 2005 and higher property taxes. Same store rental expenses and real estate taxes increased by approximately $0.5 million for the three months ended September 30, 2006 compared to the same period in 2005, primarily due to an increase in property taxes of approximately $0.4 million during the three months ended September 30, 2006 as compared to the same period in 2005.

Other Income

Other income decreased by approximately $0.4 million for the three months ended September 30, 2006 as compared to the same period in 2005, primarily as a result of the loss recognized on disposition of real estate assets. This loss represented an adjustment to the gain recognized during 2006 related to the contribution of certain properties to the joint venture with the institutional partner.

Other Expenses

Real estate depreciation and amortization increased by approximately $9.2 million for the three months ended September 30, 2006 as compared to the same period in 2005, primarily due to the additional properties acquired subsequent to September 30, 2005. The increase in asset management fees payable to our Former Advisor of approximately $2.2 million was attributable to the aforementioned additional properties, all of which were subject to the 0.75% asset management fee referenced above. The increase in interest expense of approximately $10.8 million is primarily attributable to higher average outstanding debt balances and higher financing obligation balances that were outstanding during the three months ended September 30, 2006 as compared to the same period in 2005.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Our same store properties include all properties that we owned during both the current and prior year reporting periods for which the operations have been stabilized and consolidated for the entire period presented. The same store assets for the nine months ended September 30, 2006 include 100 buildings totaling 16.1 million rentable square feet. A discussion of these changes follows the table (in thousands).

	Nine Months Ended September 30,		$ Change
	2006	2005
Rental Revenues
Same store	$50,970	$51,791	$(821)
2006 acquisitions and dispositions	31,481	2,151	29,330
2005 acquisitions	74,730	23,607	51,123
Development	229	—	229
Revenues related to early lease terminations, net	670	3,791	(3,121)

Total rental revenues	158,080	81,340	76,740

Rental Expenses and Real Estate Taxes
Same store	12,915	12,921	(6)
2006 acquisitions and dispositions	6,815	368	6,447
2005 acquisitions	16,773	4,592	12,181
Development	89	—	89

Total rental expenses and real estate taxes	36,592	17,881	18,711

Property Net Operating Income (1)
Same store	38,055	38,870	(815)
2006 acquisitions and dispositions	24,666	1,783	22,883
2005 acquisitions	57,957	19,015	38,942
Development	140	—	140
Revenues related to early lease terminations, net	670	3,791	(3,121)

Total property net operating income	121,488	63,459	58,029

Other Income
Institutional capital management and other fees	398	—	398
Gain on disposition of real estate assets	3,476	—	3,476
Gain on development activities	4,074	—	4,074
Interest income and other	5,004	2,216	2,788

Total other income	12,952	2,216	10,736

Other Expenses
Real estate depreciation and amortization	81,196	47,430	33,766
General and administrative expenses	3,939	2,294	1,645
Asset management fees, related party	12,907	5,640	7,267
Equity in losses of unconsolidated joint ventures, net	254	—	254
Interest expense	46,687	18,253	28,434

Total other expenses	144,983	73,617	71,366
Minority interests	562	256	306
Income (loss) from discontinued operations	125	(345)	470

Net loss	$(9,856)	$(8,031)	$(1,825)

(1)	For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the nine months ended September 30, 2006 and 2005 to our reported net income from continuing operations for the nine months ended September 30, 2006 and 2005, see Note 13 to our consolidated financial statements for additional information.

Rental Revenues

Rental revenues increased by approximately $76.7 million for the nine months ended September 30, 2006 compared to the same period in 2005, primarily as a result of the rental revenues generated from the additional 128 operating properties with an aggregate 19.4 million square feet acquired subsequent to September 30, 2005. Same store rental revenues decreased by approximately $0.8 million, or 2%, for the nine months ended September 30, 2006 compared to the same period in 2005 due to lower occupancy primarily due to early lease terminations. Additionally, gains on early lease terminations were $0.7 million for the nine months ended September 30, 2006 compared to gains on early lease terminations recorded in September 2005 of approximately $3.8 million primarily related to a payment of an early termination fee of $3.7 million.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $18.7 million for the nine months ended September 30, 2006 compared to the same period in 2005, primarily as a result of the additional operating properties acquired subsequent to September 30, 2005 and higher real estate taxes. Same store rental expenses and real estate taxes were flat for the nine months ended September 30, 2006 as compared to the same period in 2005, as increases in property taxes of approximately $0.5 million were offset by general decreases in insurance, property management and non-recoverable expenses.

Other Income

Other income increased by approximately $10.7 million for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily as a result of a gain recorded on the disposition of real estate interests of approximately $3.5 million, a gain of approximately $4.1 million recorded in connection with the completion of the aforementioned June 2006 building expansion and an increase in interest income of $2.8 million due to higher average cash balances held in interest bearing bank accounts and such accounts yielding a higher rate of return during the nine months ended September 30, 2006 as compared to the same period in 2005.

Other Expenses

Real estate depreciation and amortization increased by approximately $33.8 million for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to the additional properties acquired subsequent to September 30, 2005. The increase in asset management fees payable to our Former Advisor of approximately $7.3 million was attributable to the aforementioned additional properties, all of which were subject to the 0.75% asset management fee referenced above. The increase in interest expense of approximately $28.4 million is primarily attributable to higher average outstanding debt balances and higher financing obligation balances that were outstanding during the nine months ended September 30, 2006 compared to the same period in 2005.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansions and renovation of properties, developments, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Current cash balances;

•	Capital from our institutional capital management business;

•	Proceeds from capital recycling;

•	Proceeds from our future distribution reinvestment plan;

•	Net proceeds from our Potential Offering, after the repayment of certain outstanding debt; and

•	Proceeds from future offerings of our common stock or other securities.

We believe that our sources of capital, specifically our cash flows from operations, borrowings under our credit facility, other forms of secured or unsecured financings, capital from our institutional capital management business, proceeds from capital recycling, proceeds from our future distribution reinvestment plan (as more fully described below) and the net proceeds from our Potential Offering, after the repayment of certain outstanding debt, are adequate and will continue to be adequate to meet our short-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include operating activities, debt service obligations, regular quarterly stockholder distributions, capital expenditures at our properties, forward purchase commitments (as more fully described below), the acquisition of one building that closed subsequent to September 30, 2006, the acquisition of 20 buildings which are currently under contract and future acquisitions of unidentified properties. The building that was acquired subsequent to September 30, 2006 was approximately 562,000 square feet and had a purchase price of $24.5 million and the 20 buildings that are currently under contract total approximately 2.7 million rentable square feet and have an aggregate purchase price of approximately $112.5 million. We anticipate that the acquisitions that have not yet closed will close over the next several months. However, the contracts related to these acquisitions are subject to a number of contingencies, and there can be no assurances that these acquisitions will be completed.

We expect to utilize the same sources of capital we rely on to meet our short-term liquidity requirements to meet our long-term liquidity requirements. We expect these resources will be adequate to fund our operating activities, debt service obligations and stockholder distributions and will be sufficient to fund our ongoing acquisition and development activities as well as to provide capital for investment in future development and other joint ventures along with additional potential forward purchase commitments. In addition, after the completion of our Potential Offering, we may engage in future offerings of common stock or other securities, although we have no current expectation of doing so in the near term.

Management anticipates that, over time, debt proceeds and cash provided by operating activities will represent an increasing percentage of our sources of capital as will capital from our institutional capital management business. Furthermore, as we continue to increase the amount of capital raised from institutional partners through the creation of joint ventures, we expect revenues generated from institutional capital management fees to become a larger part of our cash flows.

Cash Flows

For the nine months ended September 30, 2006 and 2005, our cash provided by operating activities generated approximately $75.9 million and $49.0 million, respectively. For the nine months ended September 30, 2006 and 2005, our cash used in investing activities increased to approximately $924.5 million from $547.5 million, respectively, primarily related to acquisitions of real estate of approximately $910.8 million and $517.6 million during such periods, respectively. For the nine months ended September 30, 2006 and 2005, our cash provided by financing activities increased to approximately $773.3 million from $514.6 million, respectively, primarily related to additional borrowings.

Public Offerings

As described above, on October 19, 2006, we filed a registration statement on Form S-11 with the SEC in connection with our Potential Offering of up to $175.0 million of common stock. We intend to apply to have our common stock listed on the NYSE in connection with the Potential Offering. Currently, no public market exists for our shares and therefore the Potential Offering will be our first listed public offering.

Since December 2002, we have conducted four prior consecutive public offerings of our common stock on a continuous basis and raised approximately $1.4 billion of net proceeds. On January 23, 2006, we closed the primary offering component of our fourth continuous public offering. During the nine months ended September 30, 2006, we raised approximately $174.4 million of net proceeds from the sale of our common stock and, for the nine months ended September 30, 2005, we raised approximately $419.7 million of net proceeds from the sale of our common stock.

Our prior continuous public offerings were conducted pursuant to four registration statements filed with the SEC throughout this time period and were managed by Dividend Capital Securities LLC, or our Former Dealer Manager (see Note 10 to the consolidated financial statements for additional information). Pursuant to the first two registration statements, we sold our common stock at a price of $10.00 per share and, pursuant to the third and fourth registration statements, we sold our common stock at a price of $10.50 per share.

As of September 30, 2006, 150,557,138 shares of common stock were issued and outstanding. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our prior continuous public offerings. Although we closed the primary offering component of our fourth continuous public offering, we continued to offer shares through our distribution reinvestment plan through our 2006 third quarter distribution. In the future, we anticipate that our principal sources of funding for our operating activities will include proceeds from debt financings, cash flows from operations and capital from our institutional capital management business. In addition, after the completion of our Potential Offering, we may engage in future offerings of common stock or other securities, although we have no current expectation of doing so in the near term.

Prior to the Internalization, pursuant to the advisory agreement, our Former Advisor was obligated to advance all of our offering costs, subject to its right to be reimbursed for such costs by us in an amount up to 2% of the gross offering proceeds raised. Such offering costs included, but were not limited to, actual legal, accounting, printing and other expenses attributable to preparing the SEC registration statements, qualification of the shares for sale in the states and filing fees incurred by our Former Advisor, as well as reimbursements for marketing, salaries and direct expenses of its employees while engaged in registering and marketing the shares, other than selling commissions and the dealer manager fee, which is described below. We no longer bear the costs of these reimbursements as a result of our Former Advisor becoming our wholly-owned subsidiary on October 10, 2006 in connection with the Internalization.

During the three and nine months ended September 30, 2006, our Former Advisor incurred approximately $0.1 million and $1.5 million, respectively, of offering costs and, during the same periods, we reimbursed our Former Advisor approximately $0.1 million and $2.0 million, respectively, for such costs, which includes unreimbursed costs from prior periods. For the three and nine months ended September 30, 2005, our Former Advisor incurred approximately $2.4 million and $6.3 million, respectively, of offering costs and, during the same periods, we reimbursed our Former Advisor approximately $3.1 million and $9.0 million, respectively, for such costs. As described above, we closed the primary offering component of our fourth continuous public offering on January 23, 2006, and, as of September 30, 2006, we had reimbursed our Former Advisor for all of the then existing unreimbursed offering costs.

Pursuant to a certain dealer manager agreement, we were obligated to pay our Former Dealer Manager a dealer manager fee and sales commissions up to 2.0% and 6.0%, respectively, of gross proceeds raised from our prior continuous public offerings of common stock. For the three and nine months ended September 30, 2006, we incurred no such costs and approximately $11.0 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. For the three and nine months ended September 30, 2005, we incurred approximately $11.6 million and $34.2 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. We terminated this dealer manager agreement on October 10, 2006, in connection with the consummation of the Internalization.

Our Operating Partnership’s Private Placement

Our operating partnership previously offered undivided tenancy-in common interests, or TIC Interests, in our properties to accredited investors in a private placement exempt from registration under the Securities Act. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the TIC Interests sold to accredited investors are 100% leased by our operating partnership pursuant to master leases, and such leases contain purchase options whereby our operating partnership has the right, but not the obligation, to acquire the TIC Interests from the investors at a later point in time in exchange for OP Units in our operating partnership under Section 721 of the Code.

From November 26, 2003 through September 30, 2006, we raised $299.3 million of gross proceeds (of which $264.8 million was gross equity proceeds) from the sale of TIC Interests in 37 industrial buildings. From April 8, 2005 through September 30, 2006, our operating partnership issued approximately $53.3 million of OP Units in our operating partnership in conjunction with the exercises of certain purchase options for certain industrial properties in which our operating partnership had sold TIC Interests. On October 10, 2006, we discontinued our operating partnership’s private placement.

During the nine months ended September 30, 2006, we raised approximately $121.3 million from the sale of TIC Interests in our properties. During the nine months ended September 30, 2005, we raised approximately $91.5 million from the sale of TIC Interests in our properties. As of September 30, 2006 and 2005, we had raised a total of approximately $299.3 million and $124.2 million, respectively, from the sale of TIC Interests in our properties pursuant to our operating partnership’s private placement.

The sales of the TIC Interests were included in financing obligations in our accompanying audited consolidated balance sheets pursuant to Statement of Financial Accounting Standards, or SFAS, No. 98, Accounting for Leases, or SFAS No. 98. We have leased the TIC Interests sold to unrelated third parties, and in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreements are recognized as interest expense using the interest method.

The various lease agreements in place as of September 30, 2006 contain expiration dates ranging from February 2020 to December 2025. The following table sets forth the five-year, future minimum rental payments due to third parties under the various lease agreements (in thousands):

Year Ending December 31,	Future Minimum Rental Payments
2006	$4,210
2007	21,013
2008	22,730
2009	22,229
2010	21,821
Thereafter	184,263

Total	$276,266

Our operating partnership has paid certain up-front fees and reimbursed certain related expenses to our Former Advisor, our Former Dealer Manager and Dividend Capital Exchange Facilitators LLC, or our Former Facilitator, for raising capital through our operating partnership’s private placement.

Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with the private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance, which equaled 2% of the gross equity proceeds raised through the private placement. In addition, our operating partnership was obligated to pay our Former Dealer Manager a dealer manager fee of up to 1.5% of the gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. Our Former Dealer Manager has re-allowed such commissions and a portion of such dealer manager fee to participating broker dealers. Our operating partnership was also obligated to pay a transaction facilitation fee to our Former Facilitator of up to 1.5% of the gross equity proceeds raised through the private placement. We terminated these arrangements with our Former Dealer Manager and our Former Facilitator on October 10, 2006 in connection with the consummation of the Internalization.

If our operating partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our operating partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sub-lease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98.

During the nine months ended September 30, 2006, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in four industrial properties located in Plainfield, Indiana, Louisville, Kentucky and Atlanta, Georgia. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 3.3 million OP Units valued at approximately $34.9 million to acquire such TIC Interests.

Currently, our operating partnership has options to purchase 232 TIC Interests in 26 properties. With regard to three of these properties, our operating partnership will exercise its purchase options and close on the purchases in October and November 2006 and issue an aggregate of 1.3 million OP Units valued at approximately $14.4 million. With regard to the remaining 23 properties, our operating partnership provided notice of exercise of its purchase options to the holders of the TIC Interests in early October. However, for the exercise to be effective for each of these 23 properties, all of the TIC Interest holders in such property must consent to amend the related master lease. The amendment would fix the number of OP Units to be paid and accelerate the date of closing of the purchase of the TIC Interests in each property to the earlier of: (1) a date selected by our operating partnership that is within 60 days after the completion of the Potential Offering; or (2) a date selected by our operating partnership that is within the stipulated closing period in the original master lease. The fixed purchase price for the TIC Interests was determined based on the value of the underlying real estate asset and the price per OP unit paid in the Internalization. If all leases relating to these 23 properties are so amended, our operating partnership will have the right to purchase all remaining TIC Interests for an aggregate of 15.4 million OP Units valued at $173.4 million during the accelerated closing period. However, there can be no assurance that we will obtain the necessary consents of the TIC Interest holders. If unanimous consent for the amendment is not obtained on any property, that property will continue to be subject to our operating partnership’s purchase option under the terms of the original master lease. If there are no amendments, the closing periods for our operating partnership’s purchase options begin on January 1, 2007 and end on February 29, 2008.

Institutional Capital Management

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait, which we refer to as BBK, to create an institutional fund, or Fund I. We contributed six industrial properties to Fund I totaling approximately 2.6 million rentable square feet after completion of a 330,000 square foot expansion project. The contribution value of the six buildings upon completion of the expansion was approximately $122.8 million. Contemporaneously with our contribution, Fund I issued $84.4 million of secured non-recourse debt, and BBK contributed $19.7 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $102.7 million. The expansion was completed during June 2006, and, contemporaneously with the completion of the expansion, Fund I issued $11.1 million of additional secured non-recourse debt and BBK contributed $2.6 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $13.7 million. With the completion of these transactions, our ownership of Fund I is 20%, and BBK’s ownership of Fund I is 80%.

Pursuant to our joint venture agreement, we act as asset manager for Fund I and earn certain fees, including asset management fees, related to the properties we manage. Such fees totaled approximately $137,000 and $316,000 for the three and nine months ended September 30, 2006, respectively. In addition to these fees, after we and BBK are repaid our respective capital contributions plus a preferred return, we have the right to receive a promoted interest in Fund I based on performance.

Additionally, we have entered into a strategic relationship with DCTRT whereby we have and anticipate continuing to enter into joint ventures with DCTRT and/or its affiliates to serve as the exclusive vehicles through which DCTRT will acquire industrial real estate assets in certain major markets in which we currently operate until the end of 2008. The exclusivity provisions will remain in effect so long as we introduce a certain minimum amount of potential acquisition opportunities within a specified time frame for each joint venture. In the event that (and only for so long as) these exclusivity provisions are not in effect for any reason prior to the end of 2008, Evan Zucker, our former Chief Executive Officer, President, Secretary and director, and James Mulvihill, our former Chief Financial Officer and Treasurer, will be prohibited under certain non-competition agreements they entered into with us in connection with the Internalization from directly or indirectly participating in certain activities in respect of industrial real estate on behalf of either DCTRT or other related entities.

We will act as the managing member of the entities created under these joint venture agreements, subject to the approval of major decisions by DCTRT and will earn certain market-based asset management, acquisition and disposition fees and, after the return of capital to us and DCTRT, a promoted interest in the respective joint ventures. Each joint venture will be funded as follows: (i) an equity contribution from DCTRT to the joint venture (which will be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which will be up to 10% of the joint venture’s required equity capitalization) and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55% and no more than 75%.

On September 1, 2006, we entered into the first joint venture agreement with DCTRT (“TRT/DCT Venture I”) pursuant to which TRT/DCT Venture I will own up to $150.0 million of industrial properties. The portfolio will be comprised of:

(i) approximately $65.3 million in assets to be sold by us to DCTRT. We will manage these assets and receive a market-based asset management fee and DCTRT will have the right, under certain circumstances and subject to our approval, to contribute such assets to TRT/DCT Venture I at a later date;

(ii) an additional $14.8 million in assets to be contributed by us to TRT/DCT Venture I; and

(iii) an additional $69.9 million in assets that will either be (a) contributed by us to TRT/DCT Venture I, (b) sold by us to DCTRT pursuant to the same terms described in (i) above, or (c) acquired by TRT/DCT Venture I through third party purchases.

On October 16, and October 31, 2006, we sold collectively six industrial properties to DCTRT. As described above, we will manage these assets and earn an asset management fee and DCTRT will have the right, under certain circumstances and subject to our approval, to contribute such assets to TRT/DCT Venture I at a later date. The total purchase price of these six properties was approximately $65.3 million.

Debt Service Requirements

As of September 30, 2006, we had total outstanding debt, excluding premiums and financing obligations related to our operating partnership’s private placement, of approximately $1.2 billion consisting primarily of unsecured notes and secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal (see Note 4 to our consolidated financial statements for additional information). Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service. During the nine months ended September 30, 2006, our debt service, including principal and interest, totaled $51.1 million and, during the nine months ended September 30, 2005, our debt service, including principal and interest, totaled $16.4 million.

Forward Purchase Commitments

Deltapoint—On March 28, 2005, a wholly-owned subsidiary of our operating partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unrelated third-party developer, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC, or Deltapoint, a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to Deltapoint’s operating agreement, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return, and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our operating partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the distribution facility from Deltapoint upon the earlier to occur of (i) stabilization of the project, and (ii) May 9, 2007, at a purchase price, mostly dependent upon leasing, based on the originally budgeted development costs of approximately $23.2 million. Construction of the facility was completed early in 2006 and the facility is currently in the leasing phase.

Buford Distribution Center—In October 2004, we entered into certain agreements with Wachovia Bank National Association, or Wachovia, and an unrelated third-party developer in connection with our commitment to acquire two buildings, referred to as the Buford Distribution Center, totaling 677,667 rentable square feet located in Atlanta, Georgia. On March 31, 2006, we acquired this development project from the third-party developer and retired the debt with Wachovia for approximately $20.0 million.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. In December 2005, our board of directors set the 2006 distribution level at an annualized $0.64 per share or OP Unit. The distribution was set by our board of directors at a level it believed to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions, projected levels of additional capital to be raised, debt to be incurred in the future and our anticipated results of operations. For the three and nine months ended September 30, 2006, our board of directors declared distributions to stockholders totaling approximately $24.3 million and $71.2 million, respectively. During the nine months ended September 30, 2006, we paid the following distributions: (i) $19.6 million on January 16, 2006, for distributions declared in the fourth quarter of 2005, (ii) $22.9 million on April 17, 2006, for distributions declared in the first quarter of 2006, and (iii) $23.9 million on July 17, 2006 for distributions declared in the second quarter of 2006. During the nine months ended September 30, 2005, we paid the following distributions: (i) $9.7 million on January 17, 2005, for distributions declared in the fourth quarter of 2004, (ii) $11.7 million on April 15, 2005, for distributions declared in the first quarter of 2005 and (iii) $14.1 million on July 15, 2005, for distributions declared in the second quarter of 2005.

Portions of the aforementioned distributions were satisfied through the issuance of shares pursuant to our distribution reinvestment plan as described below. The remainder was funded from cash flow from operations.

Distribution Reinvestment Plan

Pursuant to our distribution reinvestment plan, $14.0 million and $40.7 million of the distributions declared during the three and nine months ended September 30, 2006, respectively, were satisfied through the issuance of approximately 1.4 million and 4.1 million shares of our common stock, respectively, at a 5.0% discount from our then current public offering share price of $10.50 for a discounted purchase price of $9.975 per share. For the three and nine months ended September 30, 2005, $9.4 million and $23.4 million of distributions declared, respectively, were satisfied through the issuance of approximately 0.9 million and 2.3 million shares of our common stock, respectively, pursuant to our distribution reinvestment plan at a 5.0% discount from our then current public offering share price of $10.50 for a discounted purchase price of $9.975 per share. We intend to terminate our current distribution reinvestment plan following the completion of the Potential Offering and adopt a new distribution reinvestment plan, which may have different terms. We expect that this proposed distribution reinvestment plan will be implemented in connection with our 2007 first quarter distribution.

Share Redemption Program

Currently, we maintain a share redemption program to provide liquidity for our stockholders and holders of OP Units in our operating partnership until a secondary market develops for our shares. During the three and nine months ended September 30, 2006, we redeemed approximately 408,000 and 1,330,000 shares of our common stock, respectively, for total consideration of approximately $4.0 million and $12.9 million, respectively, pursuant to this program. Our share redemption program will terminate upon the completion of the Potential Offering.

Outstanding Indebtedness

Our outstanding indebtedness consists of secured mortgage debt, unsecured notes and secured and unsecured revolving credit facilities. As of September 30, 2006 and December 31, 2005, outstanding indebtedness, including mortgage debt related to assets held for sale, totaled approximately $1.2 billion and $642.3 million, respectively.

Lines of Credit—We have a $250.0 million senior unsecured revolving credit facility with a syndicated group of banks. The facility matures in December 2008 and has provisions to increase its total capacity to $400.0 million. At our election, the facility bears interest either at LIBOR plus between 0.875% and 1.375%, depending upon our consolidated leverage, or at prime (8.25% at September 30, 2006 and 7.25% at December 31, 2005) and is subject to an annual 0.25% facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, net worth, unencumbered assets, interest and fixed charge coverage and secured debt to total asset value. As of September 30, 2006 and December 31, 2005, we were in compliance with all of these covenants. As of September 30, 2006, there was a $165.0 million outstanding balance under this facility and, as of December 31, 2005, there was no outstanding balance under this facility.

In June 2006, we borrowed approximately $132.0 million under our existing senior unsecured revolving credit facility to fund certain property acquisitions. Most notably, we borrowed $112.0 million to fund our acquisition of the Cal-TIA portfolio.

We also have a $40.0 million senior secured revolving credit facility pursuant to which a separate syndicated group of banks has agreed to advance funds to our operating partnership and third-party investors in our operating partnership’s private placement using TIC Interests in our buildings as collateral. The facility matures in December 2008 and has provisions to increase its total capacity to $80.0 million. At our election, the facility bears interest either at LIBOR plus 1.80% or at prime, and is subject to an unused facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, net worth, interest and fixed charge coverage and secured debt to total asset value. As of September 30, 2006 and December 31, 2005, we were in compliance with all of these covenants. According to the terms of the facility, in addition to our borrowings, any loans made to third-party investors in our operating partnership’s private placement reduce the total capacity available from this facility. In addition, the obligations of the borrowers under the facility are several but not joint. As of September 30, 2006 and December 31, 2005, approximately $26.4 million and $14.1 million, respectively, of loans had been advanced to such third parties and we had an outstanding balance of $12,000 and $16,000, respectively.

Debt Issuances—In June 2006, we issued, on a private basis, $275.0 million of senior unsecured notes requiring monthly interest-only payments at a variable interest rate of LIBOR plus 0.73% which mature in June 2008. In conjunction with this transaction, we entered into a $275.0 million swap to mitigate the effect of potential changes in LIBOR. In April 2006, we issued, on a private basis, $50.0 million of senior unsecured notes with a fixed interest rate of 5.53% which mature in January 2011, and $50.0 million of senior unsecured notes with a fixed interest rate of 5.77% which mature in January 2016. The notes require quarterly interest-only payments until maturity at which time a lump sum payment is due. In January 2006, we issued, on a private basis, $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014. The proceeds from these note issuances were used primarily to fund acquisitions of properties.

Debt Assumptions—During the nine months ended September 30, 2006, we assumed secured notes of approximately $12.4 million in connection with three property acquisitions. These assumed notes bear interest at fixed and variable rates ranging from 5.79% to 7.48% and require monthly payments of either interest, or principal and interest. The maturity dates of the assumed notes range from August 2011 to April 2013. Pursuant to the application of SFAS No. 141, Business Combinations, or SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $455,000, which is amortized to interest expense over the remaining life of the underlying notes.

General—As of September 30, 2006, the historical cost of all our consolidated properties, including properties held for sale, was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt and senior secured credit facility was approximately $1.2 billion and $99.4 million, respectively. Our debt has various covenants and we were in compliance with all of these covenants at September 30, 2006.

Financing Strategy—Our current articles of incorporation limit the amount of indebtedness we may incur to 50% of the historical cost of our total assets. However, we will amend and restate our articles upon the completion of the Potential Offering and such limitation will be removed in connection with such amendment and restatement. At such time, we do not intend to have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our indebtedness will not exceed 60% of our total market capitalization at the time of incurrence. Our total market capitalization is defined as the sum of the market value of our outstanding shares of common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of restricted stock that we will issue to certain of our officers under our 2006 Long-Term Incentive Plan, plus the aggregate value of OP Units not owned by us, plus the book value of our total consolidated indebtedness. Since this ratio is based, in part, upon market values of equity, it will fluctuate with changes in the price of our shares of common stock; however, we believe that this ratio provides an appropriate indication of leverage for a company whose assets are primarily real estate. We are, however, subject to certain leverage limitations pursuant to the restrictive covenants of our outstanding indebtedness. For example, under our senior unsecured revolving credit facility, we have agreed that we will not permit our total indebtedness to be more than 55% of our total asset value and our total secured indebtedness to be more than 40% of our total asset value. Our board of directors may from time to time modify our debt policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2006, specifically our obligations under long-term debt agreements, operating lease agreements and purchase obligations (in thousands):

	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Scheduled long-term debt maturities, including interest	$1,513,924	$78,360	$621,432	$330,127	$484,005
Operating leases (1)	276,266	19,453	45,187	43,438	168,188
Purchase obligations (2)	47,796	47,796	—	—	—

Total (3)	$1,837,986	$145,609	$666,619	$373,565	$652,193

(1)	As of September 30, 2006, we had 20 operating lease obligations, all of which were in connection with our operating partnership’s private placement.

(2)	As of September 30, 2006, we had entered into two agreements to acquire certain properties in the future upon completion by third-party developers.

Off-Balance Sheet Arrangements

As of September 30, 2006, December 31, 2005 and September 30, 2005, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We own interests in unconsolidated joint ventures. Based on the provisions of the relevant joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes (see Note 1 to the consolidated financial statements for additional information). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us, and we have no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is generally limited to the carrying amounts of our investments in the unconsolidated joint ventures, which were $19.8 million and $6.1 million at September 30, 2006 and December 31, 2005, respectively. We have, however, made certain non-recourse guarantees with respect to certain debt issuances by these joint ventures, which, under certain limited circumstances, may become full recourse guarantees.

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental measure of our operating performance. FFO is generally defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding all operating real estate depreciation and amortization and gains or losses related to sales of previously depreciated operating real estate, FFO can help the investing public compare the operating performance of a company’s real estate between periods or to other companies. However, readers should note that FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. The following table presents the calculation of our FFO reconciled from net loss for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share information).

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net loss (1)	$(10,165)	$(6,198)	$(9,856)	$(8,031)
Add:
Real estate depreciation and amortization (2)	30,232	21,062	81,196	47,430
Discontinued operations real estate depreciation and amortization(2)	422	534	1,568	1,366
Equity in losses of unconsolidated joint ventures	72	—	254	—
Equity in FFO of unconsolidated joint ventures	170	—	324	—
Less:
Minority interests in losses	(295)	(259)	(562)	(256)
Minority interests in discontinued operations losses	5	(28)	(25)	(28)
FFO attributable to minority interests	(579)	(518)	(2,228)	(584)
(Gain) loss on disposition of real estate interests	490	—	(3,476)	—

Funds from operations attributable to common shares	$20,352	$14,593	$67,195	$39,897
Add back of FFO attributable to dilutive securities	579	56	1,384	122

Funds from operations attributable to common shares—Diluted	$20,931	$14,649	$68,579	$40,019

Basic FFO per common share	$0.14	$0.14	$0.45	$0.45
Diluted FFO per common share	$0.14	$0.14	$0.45	$0.45
Weighted average common shares outstanding:
Basic	150,725	104,224	148,731	89,147
Dilutive securities	4,290	444	3,106	294

Diluted	155,015	104,668	151,837	89,441

(1)	Includes gains from the sale of development properties of $4.1 million for the nine months ended September 30, 2006.

(2)	Certain amounts in 2005 have been reclassified to real estate depreciation and amortization to conform to the current year’s presentation.

Critical Accounting Policies

General

In our Form 10-K filed for the year ended December 31, 2005, as amended, we discuss the critical accounting policies which management believes are most “critical” to the presentation of our financial condition and results of operations which require our management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The discussion addresses judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. As of September 30, 2006, three additional critical accounting policies had been identified in addition to those set forth in our Form 10-K filed for the year ended December 31, 2005, as amended. See Note 1 of the consolidated financial statements for additional information.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, we classify certain properties and related assets and liabilities as held for sale when the potential sale of such property is considered probable (see Note 9 to the consolidated financial statements for additional information). The operating results of such properties are presented in discontinued operations in both current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in results from discontinued operations. The net gain on sale and any impairment losses are presented in results from discontinued operations when recognized.

Revenue Recognition

We record rental revenues for the full term of each lease on a straight-line basis. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases.

In connection with certain property acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay monthly rent until the earlier of the expiration of the master lease agreement or the commencement of rental payments from a new tenant. For financial reporting purposes, rental payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental revenues.

Early lease termination fees are recorded in rental revenues when such amounts are earned and the unamortized balances of assets and liabilities associated with the early termination of leases are fully amortized to their respective revenues and expenses line items on the consolidated statement of operations over the shorter of the expected life of such assets and liabilities or the remaining lease term.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on our consolidated balance sheets at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative. Derivatives used to hedge our exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk are considered “fair value” hedges. Derivatives used to hedge our exposure to variability in expected future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges.

As of September 30, 2006, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the changes in the fair value of the derivative that represent changes in expected future cash flows which are effectively hedged by the derivative are initially reported in other comprehensive income (loss) on our consolidated statement of stockholders’ equity and other comprehensive income (loss) (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the hedge is recognized in other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative was intended to hedge. The change in value of any derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes.

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the nine months ended September 30, 2006 and 2005, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt which are expected to occur during the period from 2007 through 2012, and certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of September 30, 2006, derivatives with a negative fair value of $9.4 million were included in other liabilities. There was no ineffectiveness to be recorded during the three and nine months ended September 30, 2006. The liabilities associated with these derivatives would increase approximately $15.2 million if the market interest rate of the referenced swap index were to decrease 10% (or 0.52%) based upon the prevailing market rate at September 30, 2006.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. At September 30, 2006, we had approximately $465.2 million of variable rate debt outstanding. If the prevailing market interest rates relevant to our variable rate debt as of September 30, 2006, were to increase 10%, our interest expense for the three and nine months ended September 30, 2006 would have increased by $275,000 and $393,000, respectively, and our interest expense for the three and nine months ended September 30, 2005 would have increased by $47,000 and $48,000, respectively.

As of September 30, 2006, the estimated fair value of our debt was approximately $1.2 billion based on our estimate of the then current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2006, the end of the period covered by this quarterly report. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within DCT Industrial Trust Inc. have been detected. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

The risk factors set forth below update and replace the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC, as amended on Form 10-K/A.

On October 19, 2006, we filed a registration statement on Form S-11 with the SEC in connection with our Potential Offering of up to $175.0 million of common stock. We intend to apply to have our common stock listed on the NYSE in connection with the Potential Offering. Currently, no public market exists for our shares and therefore the Potential Offering will be our first listed public offering.

Certain of the risk factors set forth below relate specifically to the Potential Offering. (See “—Risks Related to the Potential Offering.”) Moreover, certain of the risks factors assume the consummation of the Potential Offering. For example, in connection with the Internalization, our stockholders approved an amendment and restatement to our charter that will become effective upon the closing of the Potential Offering, which we refer to below as “our charter,” and, in connection therewith, we intend to adopt amended and restated bylaws, which we refer to below as “our bylaws.” Accordingly, the risk factors below assume the effectiveness of these constitutive documents. Similarly, references below to the market price of our common stock assumes that our common stock has been listed on the NYSE.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Our investments are concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.

Our investments in real estate assets are primarily concentrated in the industrial real estate sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

Our growth will partially depend upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms or acquisitions may not perform as we expect.

We acquire and intend to continue to acquire primarily high-quality generic bulk distribution warehouses and light industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured credit facility, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

We may be unable to source off-market deal flow in the future.

A key component of our growth strategy is to continue to acquire additional industrial real estate assets. To date, more than half of our acquisitions were acquired before they were widely marketed by real estate brokers, or “off-market.” Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal sales process, which could lead to higher prices. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected.

Our real estate development strategies may not be successful.

As of October 18, 2006, we had completed the development and/or expansion of 3,987,854 rentable square feet of industrial warehouse/distribution buildings since 2005 and we intend to continue to pursue development and renovation activities as opportunities arise. As of October 18, 2006, 1,875,987 completed rentable square feet were in the lease-up phase and we were developing 1,434,351 rentable square feet of warehouse/distribution space in four buildings in four separate markets. In addition, we have entered into joint ventures to develop, or will self-develop, an additional 15 warehouse/distribution buildings on land we already own or control, and we have rights under master development agreements to acquire approximately 4,350 acres of land for future development activities primarily in Southern California. Such development activities generally require various government and other approvals, and we may not receive such approvals. We will be subject to risks associated with our development and renovation activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

•	the risk that development projects in which we have invested may be abandoned and the related investment will be impaired;

•	the risk that we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the risk that we may not be able to obtain additional land on which to develop, especially in the most desirable industrial markets such as the Inland Empire submarket of the Southern California industrial real estate market, Chicago and Northern New Jersey;

•	the risk that we may not be able to obtain financing for development projects on favorable terms;

•	the risk that construction costs of a project may exceed the original estimates or that construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);

•	the risk that, upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we have financed through construction loans; and

•	the risk that occupancy levels and the rents that can be charged for a completed project will not be met, making the project unprofitable.

Moreover, substantial renovation and development activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our other operations.

Our institutional capital management strategy of contributing properties to joint ventures we manage may not allow us to expand our business and operations as quickly or as profitably as we desire.

In February 2006, we contributed six industrial properties to our first joint venture with an institutional partner, and we intend to continue to contribute properties to these kinds of joint ventures as opportunities arise. In particular, we recently entered into a joint venture agreement with DCTRT which provides for the creation of a series of industrial property joint ventures into which we will contribute to such joint ventures, or sell to certain affiliates of DCTRT, certain of our properties. See Note 14 to our consolidated financial statements for additional information. The joint venture agreement requires us to provide certain minimum amounts of investment opportunities to these joint ventures from our assets or, in certain cases, assets sold on the open market, and we may be unable to identify assets that are acceptable to DCTRT or that will be contributed to the ventures on terms that are advantageous to us.

In general, our ability to contribute properties on advantageous terms will be dependent upon competition from other managers of similar joint ventures, current capital market conditions, including the yield expectations for industrial properties, and other factors beyond our control. Our ability to develop and timely lease properties will impact our ability to contribute these properties. Continued access to private and public debt and equity capital by these joint ventures is necessary in order for us to pursue our strategy of contributing properties to the joint ventures. Should we not have sufficient properties available that meet the investment criteria of current or future joint ventures, or should the joint ventures have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on our liquidity and on our ability to meet projected earnings levels in a particular reporting period. Failure to meet our projected earnings levels in a particular reporting period could have an adverse effect on our results of operations, distributable cash flows and on the value of our common stock. Further, our inability to redeploy the proceeds from our divestitures in accordance with our investment strategy could have an adverse effect on our results of operations, distributable cash flows, our ability to meet our debt obligations in a timely manner and the value of our common stock in subsequent periods.

We depend on key personnel.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Tom Wattles, Phil Hawkins, Jim Cochran, Stuart Brown, Daryl Mechem, Matt Murphy and Michael Ruen, each of whom would be difficult to replace. While we have entered into employment contracts with Messrs. Wattles, Hawkins, Cochran, Brown, Mechem, Murphy and Ruen, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel.

We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel.

Our operating results and financial condition could be adversely affected if we do not continue to have access to capital on favorable terms.

As a REIT, we must meet certain annual distribution requirements. Consequently, we are largely dependent on external capital to fund our development and acquisition activities. Further, in order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. We have been accessing public equity capital through our prior continuous public offerings, the proceeds of which we have used to acquire and develop properties. Our ability to access capital in this manner, or at all, is dependent upon a number of factors, including general market conditions and competition from other real estate companies. To the extent that capital is not available to acquire or develop properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

Actions of our joint venture partners could negatively impact our performance.

As of September 30, 2006, we owned approximately 2.1 million rentable square feet of our properties through several joint ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures, and we intend to continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

•	that our co-member, co-venturer or partner in an investment might become bankrupt, which would mean that we and any other remaining general partners, members or co-venturers would generally remain liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

•	that such co-member, co-venturer or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	that such co-member, co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

•	that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute such capital;

•	that joint venture, limited liability company and partnership agreements often restrict the transfer of a co-venturer’s, member’s or partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	that our relationships with our partners, co-members or co-venturers are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•	that disputes between us and our partners, co-members or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership, limited liability company or joint venture to additional risk; and

•	that we may in certain circumstances be liable for the actions of our partners, co-members or co-venturers.

We generally seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our common stock.

If we invest in a limited partnership as a general partner we could be responsible for all liabilities of such partnership.

In some joint ventures or other investments we may make, if the entity in which we invest is a limited partnership, we may acquire all or a portion of our interest in such partnership as a general partner. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, we may be required to take our interests in other investments as a non-managing general partner. Consequently, we would be potentially liable for all such liabilities without having the same rights of management or control over the operation of the partnership as the managing general partner or partners may have. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may far exceed the amount or value of the investment we initially made or then had in the partnership.

An investment in us may be subject to additional risks if we make international investments.

We intend to expand our operations into select international markets in the future, including Mexico. Any such investment could be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•	changing governmental rules and policies, including changes in land use and zoning laws;

•	enactment of laws relating to the foreign ownership of real property or mortgages and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	variations in currency exchange rates;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	the imposition of unique tax structures and changes in real estate and other tax rates and other operating expenses in particular countries;

•	general political and economic instability;

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States; and

•	more stringent environmental laws or changes in such laws, or environmental consequences of less stringent environmental management practices in foreign countries relative to the United States.

Our net income per share and FFO per share in the near term may decrease as a result of the Internalization.

Our net income and FFO in the near term may decrease as a result of the Internalization in connection with the one-time, non-recurring non-cash charge to earnings we will incur for the portion of the Internalization consideration that is allocated as the cost for terminating our advisory agreement with our Former Advisor. While we no longer bear the external costs of the various fees and expenses previously paid to our Former Advisor as a result of becoming self-advised, our expenses will include the compensation and benefits of our officers and the other employees and consultants previously paid by our Former Advisor or its affiliates. Further, our net income per share and FFO per share may decrease by a material amount in the near term due to the additional expenses recognized. In addition, upon consummation of the Internalization we issued 15,111,111 OP Units, representing approximately 9% of our outstanding common stock, assuming all outstanding OP Units were exchanged for shares of common stock on a one-for-one basis, as of October 10, 2006, and we have issued and expect to continue to issue long-term incentive stock awards under the terms of our employment agreements with our executive officers which will have a dilutive effect on our current stockholders. If the Internalization had not been consummated, the amount of the fees payable to our Former Advisor would have depended on a number of factors, including the amount of additional equity, if any, that we were able to raise, our acquisition activity, disposition activity and total real estate under management. Therefore, the exact amount of future fees that we would have paid to our Former Advisor cannot reasonably be estimated. If the expenses we assume as a result of the Internalization are higher than we anticipate, our net income per share and FFO per share may be lower as a result of the Internalization than it otherwise would have been, potentially causing our net income per share and FFO per share to decrease.

We may be exposed to risks to which we have not historically been exposed.

The Internalization will expose us to risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management fees, our direct overhead, on a consolidated basis, will increase as a result of becoming self-advised. If we fail to raise and/or invest additional capital, or if the performance of our properties declines, we may not be able to cover this new overhead. Prior to the Internalization, the responsibility for such overhead was borne by our Former Advisor.

Prior to the Internalization, we did not directly employ any employees. Upon closing of the Internalization, we employed 60 persons. The individuals that did not become our employees generally had roles dealing with capital raising activities and our operating partnership’s private placement. As their employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

The availability and timing of cash distributions is uncertain.

We expect to continue to pay quarterly distributions to our stockholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions to them.

We may have difficulty funding our distributions with our available cash flows.

As a growing company, to date we have funded our quarterly distributions to investors with available cash flows and, to a lesser extent, with borrowings under our senior credit facility and other borrowings. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from available cash flows. However, we may continue to fund our quarterly distributions to investors from a combination of available cash flows and financing proceeds. In the event we are unable to consistently fund future quarterly distributions to investors entirely from available cash flows, net of recurring capital expenditures, the value of our stockholders’ shares may be negatively impacted.

We have owned our properties for a limited time.

As of September 30, 2006, we owned or controlled 374 operating properties in our consolidated portfolio comprising 55.0 million rentable square feet, and we have since acquired one property comprising approximately 562,000 rentable square feet and entered into contracts to acquire an additional 20 properties comprising approximately 2.7 million rentable square feet. All the properties have been under our management for less than four years, and we have owned 129 of the properties for less than one year. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure our stockholders that the operating performance of the properties will not decline under our management.

Adverse economic and geopolitical conditions could negatively affect our returns and profitability.

Among others, the following market and economic challenges may adversely affect our operating results:

•	poor economic times may result in tenant defaults under our leases and reduced demand for industrial space;

•	overbuilding may increase vacancies; and

•	maintaining occupancy levels may require increased concessions, tenant improvement expenditures or reduced rental rates.

Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

Events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have significant holdings in the following markets of our consolidated portfolio: Atlanta, Cincinnati, Columbus, Dallas and Memphis. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

RISKS RELATED TO CONFLICTS OF INTEREST

We may compete with our affiliates for properties.

Although we became self-advised in connection with the Internalization, we are still subject to certain conflicts of interest. Certain of our affiliates could seek to acquire properties that could satisfy our acquisition criteria. While certain of our current and former affiliates have agreed not to engage in activities within North America relating to the ownership, acquisition, development or management of industrial properties until October 10, 2009, such agreements are subject to certain exceptions. As such, we may encounter situations were we would be bidding against an affiliate or teaming with an affiliate for a joint bid.

Our Executive Chairman will have competing demands on his time and attention.

Tom Wattles, our Executive Chairman, owns a portion of, and serves as a manager to, the parent company of DCTRT’s external advisor and has similar ownership of, and serves as a manager for, other affiliates of DCAG. He will devote a majority of his time to us but will not work full time for us.

We may invest in, or coinvest with, our affiliates.

We may invest in, or coinvest with, joint ventures or other programs sponsored by affiliates of two of our directors, Tom Wattles and James Mulvihill, including those pursuant to our joint venture agreement with DCTRT. (See Note 14 to our consolidated financial statements for additional information.) Our independent directors must approve any such transaction and Messrs. Wattles and Mulvihill will each abstain from voting as directors on any transactions we enter into with their affiliates. Management’s recommendation to our independent directors may be affected by its relationship with one or more of the co-venturers and may be more beneficial to the other programs than to us. In addition, we may not seek to enforce the agreements relating to such transactions as vigorously as we otherwise might because of our desire to maintain our relationships with these directors.

Our UPREIT structure may result in potential conflicts of interest.

As of October 18, 2006, we owned 87% of the OP Units in our operating partnership, DCAG owned 9% of the OP Units (and certain of our officers and directors, through their membership interests in and/or rights to receive a portion of the net cash flows, or cash flow interests, of DCAG, indirectly beneficially owned 3% of the OP Units) and certain unaffiliated limited partners owned the remaining approximately 4% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

GENERAL REAL ESTATE RISKS

Our performance and value are subject to general economic conditions and risks associated with our real estate assets.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by:

•	changes in general or local economic climate;

•	the attractiveness of our properties to potential tenants;

•	changes in supply of or demand for similar or competing properties in an area;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	changes in operating costs and expenses and our ability to control rents;

•	changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•	periods of high interest rates and tight money supply; tenant turnover;

•	general overbuilding or excess supply in the market area; and

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that future attacks impact our tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with other developers, owners and operators of real estate, some of which own properties similar to ours in the same markets and submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flow, cash available for distribution, trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

We are dependent on tenants for our revenues.

Our operating results and distributable cash flow would be adversely affected if a significant number of our tenants were unable to meet their lease obligations. In addition, certain of our properties are occupied by a single tenant. As a result, the success of those properties will depend on the financial stability of a single tenant. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a tenant on its lease payments could force us to find an alternative source of revenues to pay any mortgage loan on the property. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs, including litigation and related expenses, in protecting our investment and re-leasing our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

Our ability to renew leases or re-lease space on favorable terms as leases expire significantly affects our business.

Our results of operations, distributable cash flow and the value of our common stock would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. We have approximately 2.2 million rentable square feet of space (out of a total of 53.8 million occupied rentable square feet) with leases that expire in 2006 in our consolidated properties. The number of vacant or partially vacant industrial properties in a market or submarket could adversely affect both our ability to re-lease the space and the rental rates that can be obtained.

A property that incurs a vacancy could be difficult to sell or re-lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain of our properties may be specifically suited to the particular needs of a tenant. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may not have funding for future tenant improvements.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend funds to construct new tenant improvements in the vacated space. Although we intend to manage our cash position or financing availability to pay for any improvements required for re-leasing, we cannot assure our stockholders that we will have adequate sources of funding available to us for such purposes in the future.

If our tenants are highly leveraged, they may have a higher possibility of filing for bankruptcy or insolvency.

Of our tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues would be reduced and could cause us to reduce distributions to stockholders. We may have highly leveraged tenants in the future.

The fact that real estate investments are not as liquid as other types of assets may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow and our ability to pay distributions on, and the market price of, our common stock.

Delays in acquisition and development of properties may have adverse effects on our stockholders’ investment.

Delays we encounter in the selection, acquisition and development of properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction, it will typically take 12 to 18 months to complete construction and lease available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.

Development and construction of properties may result in delays and increased costs and risks.

In connection with our development strategy, we may acquire raw land upon which we will develop and construct improvements at a fixed contract price. In any such projects we will be subject to risks relating to the builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may result in legal action by us to rescind the purchase or construction contract or to enforce the builder’s obligations. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. Each of these factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects if they are not fully leased prior to the commencement of construction. Furthermore, the price we agree to for the land will be based on projections of rental income and expenses and estimates of construction costs as well as the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for the land and fail to achieve our forecast of returns due to the factors discussed above.

Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.

We have acquired, and may continue to acquire, properties in markets that are new to us. When we acquire properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, there can be no guarantee that all such risks will be eliminated.

Uninsured losses relating to real property may adversely affect our stockholders’ returns.

We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Moreover, as the general partner of our operating partnership, we generally will be liable for all of our operating partnership’s unsatisfied recourse obligations, including any obligations incurred by our operating partnership as the general partner of joint ventures. Any such losses could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future.

A number of our properties are located in areas that are known to be subject to earthquake activity. Properties located in active seismic areas include properties in Northern California, Southern California, Memphis and Seattle. Our largest concentration of such properties is in California where, as of September 30, 2006, we had 41 buildings, aggregating approximately 3.8 million rentable square feet and representing approximately 6.9% of our consolidated operating properties based on aggregate rentable square footage. We also have a large concentration of properties in Memphis where, as of September 30, 2006, we had ten buildings, with approximately 4.3 million rentable square feet and representing approximately 7.9% of our operating properties based on aggregate rentable square footage. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

A number of our properties are located in Miami and Orlando, which are areas that are known to be subject to hurricane and/or flood risk. We carry replacement-cost hurricane and flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

Contingent or unknown liabilities could adversely affect our financial condition.

We have acquired, and may in the future acquire, properties, or may have previously owned properties, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for clean-up or remediation of adverse environmental conditions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the properties.

Environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

We invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on or are adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

We maintain a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations, for most of our properties. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. In addition, each of the properties that are currently under contract but have not yet been acquired by us has been subject to, or will be subject to, a Phase I or similar environmental assessment. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. In addition, approximately 25.0% of our properties have environmental assessments which are more than two years old. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Costs of complying with governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flow and the amounts available for distributions to our stockholders may be adversely affected. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flow and results of operations.

We own several of our properties subject to ground leases that expose us to the loss of such properties upon breach or termination of the ground leases and may limit our ability to sell these properties.

We own several of our properties through leasehold interests in the land underlying the buildings and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Our ground leases contain certain provisions that may limit our ability to sell certain of our properties. In order to assign or transfer our rights and obligations under certain of our ground leases, we generally must obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on our stockholders’ investment.

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

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

If we decide to sell any of our properties, we presently intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders and result in litigation and related expenses. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of.

We may acquire properties with “lock-out” provisions which may affect our ability to dispose of the properties.

We may acquire properties through contracts that could restrict our ability to dispose of the property for a period of time. These “lock-out” provisions could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. Lock-out provisions could also impair our ability to take actions during the lock-out period that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse impact on the value of our common stock relative to the value that would result if the lock-out provisions did not exist.

RISKS RELATED TO OUR DEBT FINANCINGS

Our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt.

Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

In particular, loans obtained to fund property acquisitions will generally be secured by first mortgages on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our common stock and distributions payable to stockholders to be reduced. Certain of our existing and future indebtedness is and may be cross-collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

As of September 30, 2006, we had total outstanding debt of approximately $1.2 billion, and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Certain of our debt issuances bear interest at variable rates and, as of September 30, 2006, we had approximately $465.2 million of variable rate debt outstanding. We have entered into an eight-month LIBOR-based, forward-starting swap to mitigate the risk of increasing interest rates for $275.0 million of our floating rate debt. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to our stockholders. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

The terms of our senior credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of September 30, 2006, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facilities contain certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facilities in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Some of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on their investment.

RISKS RELATED TO OUR CORPORATE STRUCTURE

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter contains a 9.8% ownership limit.

Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% by value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares of our capital stock. Our board of directors, in its sole discretion, may exempt, subject to the satisfaction of certain conditions, any person from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any person whose ownership, direct or indirect, in excess of 9.8% by value or number of shares of any class or series of our outstanding shares of our capital stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

We could authorize and issue stock without stockholder approval.

Our board of directors could, without stockholder approval, issue authorized but unissued shares of our common stock or preferred stock and amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. In addition, our board of directors could, without stockholder approval, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares. Our board of directors could establish a series of stock that could, depending on the terms of such series, delay, defer or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Majority stockholder vote may discourage changes of control.

If declared advisable by our board of directors, our stockholders may take some actions, including approving amendments to our charter, by a vote of a majority or, in certain circumstances, two thirds of the shares outstanding and entitled to vote. If approved by the holders of the appropriate number of shares, all actions taken would be binding on all of our stockholders. Some of these provisions may discourage or make it more difficult for another party to acquire control of us or to effect a change in our operations.

Provisions of Maryland law may limit the ability of a third-party to acquire control of our company.

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter would require the recommendation of our board of directors and impose special appraisal rights and special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of Maryland law with respect to any person, provided, in the case of business combinations, that the business combination is first approved by our board of directors. However, our board of directors may opt in to the business combination provisions and the control share provisions of Maryland law in the future.

Additionally, Title 8, Subtitle 3 of the Maryland General Corporation Law, or MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price.

Our charter, our bylaws, the limited partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our board of directors can take many actions without stockholder approval.

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•	within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then current stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•	classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to third-party tenants; and

•	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving our stockholders the right to vote.

We may change our investment and financing strategies and enter into new lines of business without stockholder consent, which may result in riskier investments than our current investments.

We may change our investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this quarterly report. A change in our investment strategy or our entry into new lines of business may increase our exposure to interest rate and other risks of real estate market fluctuations.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

RISKS RELATED TO THE POTENTIAL OFFERING

The existence of a large number of outstanding shares and stockholders prior to our completion of the Potential Offering and our listing on the NYSE could negatively affect our stock price.

As of October 31, 2006, we had approximately 152.0 million shares of common stock issued and outstanding. All of these shares are freely tradable, although our affiliates are subject to certain volume limitations on trading under the federal securities laws. Neither we nor any third party have any control over the timing or volume of these sales. Currently, the shares are not listed on any national exchange, and the ability of stockholders to liquidate their investments has been limited. Subsequent to the completion of the Potential Offering and our listing on the NYSE, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

There is currently no public market for our common stock, and a market for our common stock may never develop, which could result in purchasers in the Potential Offering being unable to monetize their investment.

Prior to the Potential Offering, there has been no public market for our common stock. The public offering price for our common stock in the Potential Offering will be determined by negotiations between the underwriters and us. We cannot assure investors that the public offering price will correspond to the price at which our common stock will trade in the public market subsequent to the Potential Offering or that the price of our common stock available in the public market will reflect our actual financial performance.

We intend to apply to list our common stock on the NYSE. Listing on the NYSE would not ensure that an actual market will develop for our common stock. Accordingly, no assurance can be given as to:

•	the likelihood that an active market for the stock will develop;

•	the liquidity of any such market;

•	the ability of our stockholders to sell their common stock; or

•	the price that our stockholders may obtain for their common stock.

Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations after the Potential Offering. Some of the factors that could negatively affect our stock price include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Our use of a substantial portion of the net proceeds from the Potential Offering to repay existing indebtedness will reduce the cash proceeds from the Potential Offering available to us.

We intend to use a substantial portion of the net proceeds from the Potential Offering to repay indebtedness owed under our senior unsecured revolving credit facility. Because we may use a substantial portion of the proceeds of the Potential Offering to repay existing debt, less of the cash proceeds from the Potential Offering will be available to us. In addition, we do not anticipate that we will maintain any permanent working capital reserves. As a result, we will need to seek additional debt or equity financing to fund future growth. If financing is not available on acceptable terms, we may be unable to expand our business and operations as anticipated. If we are unable to expand, our business, financial condition and results of operations, and the price of our common stock, could be adversely affected.

Our distributions to stockholders may change.

On April 17, 2006, we paid a quarterly distribution of $0.1578 per share of common stock for the quarter ending March 31, 2006, on July 17, 2006, we paid a quarterly distribution of $0.1596 per share of common stock for the quarter ending June 30, 2006 and, on October 2, 2006, we paid a quarterly distribution of $0.1613 per share of common stock for the quarter ending September 30, 2006. These quarterly distributions are equivalent to $0.640 per share of common stock on an annualized basis. In addition, on October 6, 2006, our board of directors authorized, and we declared, a distribution of $0.16 per share to stockholders of record as of the close of business on December 20, 2006 payable on January 8, 2007. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including:

•	cash available for distribution;

•	our results of operations;

•	our financial condition, especially in relation to our anticipated future capital needs of our properties;

•	the distribution requirements for REITs under the Code;

•	our operating expenses; and

•	other factors our board of directors deems relevant.

Consequently, we may not continue our current level of distributions to stockholders, and our distribution levels may fluctuate.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.

Future sales of our common stock by DCAG or its members or other holders of cash flow interests may adversely affect the fair market value of our common stock.

In the Internalization, the entire outstanding membership interest, and all economic interests, in our Former Advisor were contributed by DCAG to our operating partnership in exchange for aggregate consideration of 15,111,111 OP Units, which included the modification of the special units held by DCAG into OP Units. The 15,111,111 OP Units represented approximately 9% of our outstanding common stock, assuming all outstanding OP Units were exchanged for shares of common stock on a one-for-one basis, as October 10, 2006. As a result of the Internalization, certain of our directors and officers received, through their membership interests and/or cash flow interests in DCAG, approximately 5.1 million of these OP Units.

In addition, we have entered into a registration rights agreement with DCAG in respect of any shares of common stock acquired or otherwise owned by or issuable to DCAG or its permitted transferees upon exchange of the OP Units issued in the Internalization. In addition, DCAG has agreed not to, without our prior written consent, offer, sell, contract to sell, pledge or otherwise transfer or dispose of any of the OP Units issued in connection with the Internalization or securities convertible or exchangeable or exercisable for any such OP Units or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the OP Units issued in connection with the Internalization through January 10, 2008.

Sales of a substantial number of shares of our common stock by DCAG or its members or other holders of cash flow interests, or the perception that these sales could occur, could adversely affect prevailing prices for shares of our common stock. These sales might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Although we do not intend to request a ruling from the Internal Revenue Service, or the IRS, as to our REIT status, we anticipate receiving the opinion of our special tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, with respect to our qualification as a REIT in connection with the Potential Offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP will represent only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Skadden, Arps, Slate, Meagher & Flom LLP will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations, and will involve the determination of various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that we will qualify as a REIT for any particular year. If we were to fail to qualify as a REIT in any taxable year for which a REIT election has been made, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates. Moreover, unless we were to obtain relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of the additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax, and therefore we would not be compelled to make distributions under the Code.

To qualify as a REIT, we must meet annual distribution requirements.

To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations.

Legislative or regulatory action could adversely affect our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our common stock. Our stockholders are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in common stock.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to certain other corporate distributions.

Tax legislation enacted in 2003 and 2006 generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2008. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Recharacterization of transactions under our operating partnership’s private placement may result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our stockholders.

The IRS could recharacterize transactions under our operating partnership’s private placement such that our operating partnership is treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by our operating partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.

In certain circumstances, we may be subject to federal and state income taxes, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In addition, any net taxable income earned directly by the taxable REIT subsidiary we utilize to hold fractional TIC Interests in certain of our properties will be subject to federal and state corporate income tax. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

The opinion of Skadden, Arps, Slate, Meagher & Flom LLP regarding our status as a REIT will not guarantee our ability to remain a REIT.

We anticipate that our special tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, will render its opinion upon commencement of the Potential Offering that, commencing with our taxable year ending December 31, 2003, we were organized in conformity with the requirements for qualification as a REIT and our actual and proposed method of operation has enabled and will enable us to meet the requirements for qualification and taxation as a REIT. This opinion will be based upon our representations as to the manner in which we will be owned, invest in assets, and operate, among other things. The validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Accordingly, no assurances can be given that we will satisfy the REIT requirements in any one taxable year. Also, the opinion of Skadden, Arps, Slate, Meagher & Flom LLP will represent counsel’s legal judgment based on the law in effect as of the date of the commencement of the Potential Offering, will not be binding on the IRS or any court and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively. Skadden, Arps, Slate, Meagher & Flom LLP will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law.

If our operating partnership was classified as a “publicly traded partnership” under the Code, our status as a REIT and our ability to pay distributions to our stockholders could be adversely affected.

Our operating partnership is organized as a partnership for U.S. federal income tax purposes. Even though our operating partnership will not elect to be treated as an association taxable as a corporation, it may be taxed as a corporation if it is deemed to be a “publicly traded partnership.” A publicly traded partnership is a partnership whose interests are traded on an established securities market or are considered readily tradable on a secondary market or the substantial equivalent thereof. We believe and currently intend to take the position that our operating partnership should not be classified as a publicly traded partnership because interests in our operating partnership are not traded on an established securities market, and our operating partnership should satisfy certain safe harbors which prevent a partnership’s interests from being treated as readily tradable on an established securities market or substantial equivalent thereof. No assurance can be given, however, that the IRS would not assert that our operating partnership constitutes a publicly traded partnership or that facts and circumstances will not develop which could result in our operating partnership being treated as a publicly traded partnership. If the IRS were to assert successfully that our operating partnership is a publicly traded partnership, and substantially all of our operating partnership’s gross income did not consist of the specified types of passive income, our operating partnership would be treated as an association taxable as a corporation and would be subject to corporate tax at the entity level. In such event, the character of our assets and items of gross income would change and would result in a termination of our status as a REIT. In addition, the imposition of a corporate tax on our operating partnership would reduce the amount of cash available for distribution to our stockholders.

Foreign investors may be subject to Foreign Investment Real Property Tax Act, or FIRPTA, tax on sale of common stock if we are unable to qualify as a “domestically controlled” REIT or if our stock is not considered to be regularly traded on an established securities market.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a person’s sale of stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. holder held 5% or less of our outstanding stock of that class at all times during a specified testing period. We believe that, following the Potential Offering, our stock will be regularly traded on an established securities market. If we were to fail to so qualify as a domestically controlled qualified investment entity, and our common stock were to fail to be “regularly traded,” gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA tax. No assurance can be given that we will be a domestically controlled qualified investment entity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

We have established a share redemption program that provides investors with limited interim liquidity. As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, stockholders of our company or holders of OP Units in our operating partnership who have held their shares or units for at least one year may be able to redeem all or any portion of their shares or units in accordance with the procedures outlined in the prospectus relating to the shares or units they purchased. At that time, we may, subject to certain conditions and limitations, redeem the shares or units presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. The amount received from the redemption of shares or units will be equal to the lesser of the price actually paid for the shares or units or the redemption price, which is dependent on the number of years the shares or units are held. For shares purchased in our fourth continuous public offering and for units obtained through our operating partnership’s private placement, the redemption price is as described in the following table.

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price (1)
Less than 1	No Redemption Allowed
1	92.5%
2	95.0%
3	97.5%
4	100.0%

(1)	This program is administered and governed by our board of directors and is subject to change at the board's discretion and in no event will the redemption price exceed the current offering price of our shares of common stock (excluding the discounted price per share pursuant to our distribution reinvestment plan).

We expect to fund the redemption of our shares or units with proceeds received from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors may, at its sole discretion, choose to use other sources of funds to redeem shares. The table below sets forth information regarding our redemption of common stock from our stockholders for the quarter ended September 30, 2006.

Period	Total Number of Shares Repurchased (1)	Average Price per Share
July 2006	—	$—
August 2006	1,250	9.60
September 2006	406,845	9.81

Total	408,095	$9.81

(1)	These shares were redeemed pursuant to our share redemption program.

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

Our share redemption program will terminate upon the completion of the Potential Offering.

Recent Sales of Unregistered Securities

Pursuant to our operating partnership’s private placement, on August 11, 2006 and September 15, 2006, our operating partnership issued 475,403 and 715,921 OP Units, respectively, to certain accredited investors in conjunction with the exercise of certain purchase options pursuant to which our operating partnership had the right to acquire TIC Interests in certain industrial properties from such investors. Such investors had previously acquired such TIC Interests from our operating partnership primarily to serve as replacement property for such investors seeking to complete a like-kind exchange transaction under Section 1031 of the Code. The OP Units issued in August 2006 had a collective issue price of approximately $5.0 million and the OP Units issued in September 2006 had a collective issue price of approximately $7.5 million. The securities were issued in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act. The investors received a confidential private placement memorandum containing information about our operating partnership and their investment therein and made certain written representations, including representations as to their accredited investor status.

Each of these investors will generally have the right to cause our operating partnership to redeem all or a portion of its OP Units for, at our sole discretion, shares of our common stock or cash, or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each OP Unit redeemed. If we elect to redeem OP Unit for cash, we will generally deliver cash to be paid in an amount equal to the most recent selling price of our common stock per redeemed OP Unit. In connection with the exercise of these redemption rights, the investor must make certain representations, including that the delivery of shares of our common stock upon redemption would not result in such investor owning shares in excess of our ownership limits in our articles of incorporation. Subject to the foregoing, the investor may exercise its redemption rights at any time after one year following the date of issuance of its OP Units; provided, however, that it may not deliver more than two redemption notices each calendar year and may not exercise a redemption right for less than 1,000 OP Units, unless it holds less than 1,000 units, in which case, it must exercise its redemption right for all of its OP Units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

*2.1	Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

*3.1	DCT Industrial Trust Inc. Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 13, 2006)

*10.1	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Thomas G. Wattles (incorporated by reference to Exhibit 10.6.5 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.2	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and James D. Cochran (incorporated by reference to Exhibit 10.6.6 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.3	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.6.7 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.4	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Matthew T. Murphy (incorporated by reference to Exhibit 10.6.8 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.5	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.6.9 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.6	Employee Agreement, dated as of August 14, 2006, between Dividend Capital Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.6.10 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.7	Employee Agreement, dated as of September 18, 2006, between Dividend Capital Trust Inc. and Stuart B. Brown (incorporated by reference to Exhibit 10.6.11 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: November 10, 2006	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: November 10, 2006	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

*2.1	Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

*3.1	DCT Industrial Trust Inc. Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 13, 2006)

*10.1	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Thomas G. Wattles (incorporated by reference to Exhibit 10.6.5 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.2	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and James D. Cochran (incorporated by reference to Exhibit 10.6.6 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.3	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.6.7 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.4	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Matthew T. Murphy (incorporated by reference to Exhibit 10.6.8 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.5	Employee Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.6.9 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.6	Employee Agreement, dated as of August 14, 2006, between Dividend Capital Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.6.10 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.7	Employee Agreement, dated as of September 18, 2006, between Dividend Capital Trust Inc. and Stuart B. Brown (incorporated by reference to Exhibit 10.6.11 to Post-Effective Amendment No. 5 to Form S-3 on Form S-11, Commission File No. 333-122260)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

*	Previously filed.