Form 10-K
period 2006-12-31
DCT Industrial Trust Inc.
filed 2007-03-14
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33201

DCT INDUSTRIAL TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0538520
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

518 17th Street, Suite 1700
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 597-2400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes [X] No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ]        Accelerated filer [    ]         Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

Aggregate market value of the voting stock held by non-affiliates:

Since there was no established market for the voting and non-voting common stock as of June 30, 2006, there was no market value for the shares of such stock held by non-affiliates of the registrant as of such date. As of February 28, 2007 there were 168,354,596 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held May 3, 2007 are incorporated by reference into Part III of this Annual Report.

DCT INDUSTRIAL TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K (“Annual Report”) that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	defaults on or non-renewal of leases by tenants;
•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	natural disasters such as hurricanes;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
•	energy costs;
•	the terms of governmental regulations that affect us and interpretations of those regulations, including changes in real estate and zoning laws and increases in real property tax rates;
•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, interest and other commitments;
•	lack of or insufficient amounts of insurance;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
•	the consequences of future terrorist attacks;
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and
•	other risks and uncertainties detailed in the section entitled “Risk Factors”.

In addition, our current and continuing qualification as a real estate investment trust, or REIT, involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, or the Code, and depends on our ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in this Annual Report.

PART I

ITEM 1.	BUSINESS

The Company

DCT Industrial Trust Inc. (formerly Dividend Capital Trust Inc.) is a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States, and are currently expanding into Mexico. In addition, we manage, and own interests in, industrial properties through our institutional capital management program. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT, or UPREIT, under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (formerly Dividend Capital Operating Partnership LP), or our operating partnership, a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. As used herein, “DCT Industrial Trust,” “we”, “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

Prior to October 10, 2006, our day-to-day activities were managed by Dividend Capital Advisors LLC, or our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement. On July 21, 2006, we entered into a contribution agreement between our operating partnership and Dividend Capital Advisors Group LLC, or DCAG, the parent company of our Former Advisor. On October 10, 2006, pursuant to the contribution agreement, our operating partnership acquired our Former Advisor from DCAG for an aggregate 15,111,111 units of limited partnership interest in our operating partnership, or OP Units, which included the modification of a special series of units of limited partnership interest in our operating partnership, or the Special Units, which are described in Note 9 to the Consolidated Financial Statements, held by DCAG into 7,111,111 OP Units. We refer to this transaction as the “Internalization.” In connection with the Internalization, our Former Advisor became a wholly-owned subsidiary of our operating partnership (see the additional description of the Internalization in Note 13 to the Consolidated Financial Statements).

As of October 10, 2006, we became a self-administered and self-advised REIT. Prior to October 10, 2006, our Former Advisor was majority owned and/or controlled by three of our then directors and certain officers and/or their affiliates and other third parties. In addition, under the terms of certain dealer manager agreements, Dividend Capital Securities LLC, or our Former Dealer Manager, served as the dealer manager of our prior continuous public offerings of common stock and our operating partnership’s private placement of undivided tenancy-in-common interests, or TIC Interests, in certain of our properties.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.dctindustrial.com. The information contained on our website is not incorporated into this Annual Report. Our Common Stock is listed on the New York Stock Exchange under the symbol “DCT.”

Business Overview

Our properties primarily consist of high-quality, generic bulk distribution warehouses and light industrial properties. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow for reconfiguration of space. In the future, we intend to continue to focus on properties that exhibit these characteristics, to expand our operations into selected other markets in the United States and to add additional properties in our existing markets as well as acquire and develop properties in selected international markets, including Mexico, where we believe we can achieve favorable returns and leverage our management expertise.

As of December 31, 2006, we owned interests in 396 industrial real estate buildings totaling 62.5 million square feet. Our portfolio of consolidated operating properties included 379 industrial real estate buildings, which consisted of 223 bulk distribution properties, 114 light industrial properties and 42 service center or flex properties totaling 56.2 million rentable square feet. Our portfolio of 379 consolidated operating properties was 92.5% occupied as of December 31, 2006. Also, as of December 31, 2006, we consolidated three developments properties. In addition, as of December 31, 2006, we had ownership interests ranging from 10% to 20% in ten unconsolidated properties in institutional joint ventures, or funds, and investments in four unconsolidated development joint venture properties.

We acquired 133 properties for a total cost of approximately $1.0 billion during the year ended December 31, 2006 comprising approximately 19.3 million rentable square feet and we acquired two development properties located in two markets, aggregating approximately 1.1 million square feet for a total cost of approximately $49.7 million. Additionally, during 2006, we disposed of a total of 21 operating properties comprising approximately 5.0 million rentable square feet in eleven markets. We sold 13 properties comprising 1.8 million rentable square feet to third parties for total gross proceeds of approximately $117.9 million. The remaining eight properties comprising 3.2 million rentable square feet were contributed to institutional funds in which we maintain ownership interests for a total contribution value of approximately $147.7 million (see discussion below).

Including holdings in our consolidated and unconsolidated joint ventures as well as properties related to forward purchase commitments, we have 19 buildings in six markets representing approximately 5.5 million square feet in various stages of development as of December 31, 2006. In addition, including our joint ventures, we own approximately 470 acres of land that we believe can support the development of approximately seven million square feet and have options to control approximately 4,000 additional acres. The largest component of this land bank is held by our unconsolidated venture, Stirling Capital Investments, where we own or control approximately 4,350 acres of land, entitled for industrial development, surrounding the Southern California Logistics Airport (“SCLA”) located in the Inland Empire submarket of Southern California. Phase I of this project, representing approximately 356 acres acquired in 2006, is expected to support approximately 6.3 million square feet of development and we have commenced development of approximately 927,000 square feet as of December 31, 2006. Through various master development agreements, the venture has the exclusive rights to develop this project for a period of up to 13 years.

We have a stable, broadly diversified tenant base. As of December 31, 2006, our consolidated and unconsolidated operating and development properties had approximately 877 leases with approximately 780 customers with no single customer accounting for more than 2.2% of our annualized base rents including our pro rata share of buildings not wholly-owned. Our ten largest customers occupy 17.1% of our leased portfolio based on occupied square feet and account for 12.6% of our annualized base rent including our pro rata share of buildings not wholly-owned. We intend to maintain a well-diversified mix of creditworthy tenants to limit our exposure to any single tenant or industry. We believe that our broad national presence in 24 of the top U.S. distribution and logistics markets is attractive to large users of distribution space and allows us to build strong relationships with our tenants. Furthermore, we are actively engaged in meeting our tenants’ expansion, consolidation and relocation requirements.

Our primary business objectives are to maximize sustainable long-term growth in earnings and funds from operations, or FFO (see definition in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below), and to maximize total return to our stockholders. In our pursuit of these objectives, we plan to:

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

Our principal executive office is located at 518 Seventeenth Street, Suite 1700, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Chicago, Illinois; and Dallas, Texas. Our website address is www.dctindustrial.com.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties through the following competitive strengths:

•

High-Quality Industrial Property Portfolio.    Our portfolio of industrial properties primarily consists of high-quality bulk distribution facilities specifically designed to meet the needs of our distribution tenants. As of December 31, 2006, approximately 86.6% of our consolidated portfolio based on rentable square footage was comprised of bulk distribution properties while approximately 10.8% of our portfolio was comprised of light industrial properties. The majority of our properties are specifically designed for use by major distribution and third-party logistics tenants and are readily divisible to meet re-tenanting opportunities. We believe that our concentration of high-quality bulk distribution properties provides us with a competitive advantage in attracting and retaining distribution users and tenants across the major and regional markets in which we operate.

•

Proven Acquisition Capabilities.    Beginning with our first acquisition in June 2003, we have completed approximately $3.0 billion in industrial real estate acquisitions as of December 31, 2006. Excluding our three major portfolio acquisitions that were each in excess of $200 million, our average acquisition transaction cost was approximately $22.1 million, which demonstrates our ability to access a steady pipeline of smaller acquisitions. Our acquisition capability is driven by our extensive network of industry relationships within the brokerage, development and investor community.

•

Focused Development Strategy.    Our extensive network of industry relationships has provided us with a consistent source of development opportunities. Most of our development projects have taken the form of partnerships or fee for service relationships with leading local, regional or national developers. In our development partnerships, we may control the tenant relationship or the land, and we typically provide the majority of the equity capital. These partnerships are structured to provide us with attractive returns while aligning our interests with those of our development partner. We believe these structures allow us to operate more efficiently and with greater flexibility than if we were to maintain an internal development infrastructure.

•

Experienced and Committed Management Team.    Our executive management team, including our Executive Chairman, collectively has an average of over 17 years commercial real estate experience and an average of over ten years focused on the industrial real estate sector. Additionally, our executive management team has extensive public company operating experience with all of our senior executives having held senior positions at publicly-traded REITs for an average of over ten years.

•

Strong Industry Relationships.    We believe that our extensive network of industry relationships with the brokerage, development and investor communities will allow us to execute successfully our acquisition and development growth strategies and our institutional capital management strategy. These relationships augment our ability to source acquisitions in off-market transactions outside of competitive marketing processes, capitalize on development opportunities and capture repeat business and transaction activity. Our strong relationship with the tenant and leasing brokerage communities aids in attracting and retaining tenants. Additionally, we believe that our relationship with Black Creek

Capital, LLC, or Black Creek, a Denver based real estate investment firm and an affiliate of our Former Advisor, provides us with unique investment opportunities and will assist us in our international growth strategy, particularly our strategy to acquire and develop industrial real estate assets in Mexico. Our Executive Chairman, Tom Wattles, and one of our directors, James Mulvihill, are principals of Black Creek.

•

Access to Institutional Co-Investment Capital.    Our senior management team has broad long-term relationships within the institutional investor community that provide access to capital for both traditional joint ventures and funds or other commingled investment vehicles. These institutions include domestic pension plans, insurance companies, private trusts and international investors. We believe these relationships allow us to identify pockets of institutional demand and appropriately match institutional capital with investment opportunities in our target markets to maximize returns for our stockholders.

•

Growth Oriented Capital Structure.    Our capital structure provides us with significant financial capacity to fund future growth. As of December 31, 2006, our debt to total market capitalization ratio was 34.0%, including our pro rata share of our unconsolidated joint venture debt. As of December 31, 2006 we had $226.6 million available under our $300.0 million senior unsecured revolving credit facility. As of December 31, 2006, 208 of our properties with a gross book value of $1.5 billion were unencumbered.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings and FFO and to maximize total return to our stockholders. The strategies we intend to execute to achieve these objectives include:

•

Capitalizing on Acquisition Opportunities.    We intend to continue to expand our portfolio through the acquisition of high-quality industrial properties in our target markets, which include our existing markets as well as selected new domestic and international markets, including Mexico. We will generally acquire high-quality bulk distribution and light industrial facilities and/or industrial assets located in irreplaceable locations where we believe there are significant growth and/or return opportunities. We intend to continue to focus on off-market acquisition opportunities through our extensive network of industry relationships in the brokerage, development and investor community and by utilizing our experience in identifying, evaluating and acquiring industrial properties in both single asset and portfolio transactions.

•

Continuing to Grow Our Development Pipeline.    We intend to utilize our strong relationships with leading local, regional and national developers to continue to grow our development pipeline. We believe that development, redevelopment and expansion of well-located, high-quality industrial properties should continue to provide us with attractive risk-adjusted returns. Furthermore, we believe that our control of a substantial inventory of developable land and extensive relationships with industrial tenants will make us an attractive strategic partner for established national, regional and local developers in our markets.

•

Expanding Our Institutional Capital Management Platform.    We believe that joint ventures, funds or other commingled investment vehicles with institutional partners will enable us to increase our overall return on invested capital, augment our acquisition activity and penetration of new markets and increase our access to capital for continued growth. We intend to continue to co-invest in properties with institutional investors through partnerships, limited liability companies or other joint venture structures. Typically we will own a 10%–30% interest in these joint ventures and seek to earn transaction-based fees and asset management fees as well as promoted interests or incentive distributions based on the performance of the joint venture.

•	Maximizing Cash Flows From Existing Properties. We intend to maximize the cash flows from our existing properties by increasing rents, increasing occupancy levels, managing operating expenses and expanding and improving our properties. As of December 31, 2006, our consolidated operating portfolio was 92.5% occupied leaving approximately 4.2 million square feet of rentable space available for lease. Additionally, we believe there is embedded rent growth potential in our properties. As of December 31, 2006, on a weighted-average portfolio basis, the in-place rents of our consolidated operating properties were $3.93 per rentable square foot. Further, based on expiring leases which were re-leased to new or existing tenants, our average rental rate growth per rentable square foot for the year ended December 31, 2006 was 7.4%, on a straight-line basis, and our weighted average retention during such period was 78.7%.

•

Recycling Capital Efficiently.    We intend to selectively sell non-core assets in order to maximize total return to our stockholders by redeploying asset sales proceeds into new acquisition and development opportunities. We believe industrial real estate assets are in strong demand from institutional investors and we will seek to selectively identify asset sale opportunities in order to achieve our total return objectives.

•

Pursuing International Growth Opportunities.    We intend to seek international growth opportunities through the acquisition and development of industrial properties in selected new international markets, including Mexico. This strategy will focus on addressing the needs of both international and local corporations as they seek to expand and reconfigure their industrial distribution facilities. Consistent with this strategy, during the fourth quarter of 2006, we entered into forward purchase commitments to acquire six industrial facilities in Monterrey, Mexico. Construction began on the first building in February 2007.

Operating Segments

We consider each operating property to be an individual operating segment that has similar economic characteristics with all our other operating properties. Our operating segments are aggregated into reportable segments based upon the property type: bulk distribution; and light industrial and other. See additional information in Item 2. Properties and in Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations and Note 16 to the Consolidated Financial Statements.

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

Employees

As of December 31, 2006 we had 64 full-time employees.

ITEM 1A. RISK FACTORS

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

We are involved in the construction and/or expansion of distribution facilities and we intend to continue to pursue development and renovation activities as opportunities arise. In addition, we have entered into joint ventures to develop, or will self-develop, additional warehouse/distribution buildings on land we already own or control, and we have rights under master development agreements to acquire additional acres of land for future development activities. We will be subject to risks associated with our development and renovation activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

•	the risk that development projects in which we have invested may be abandoned and the related investment will be impaired;

•	the risk that we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the risk that we may not be able to obtain additional land on which to develop;

•	the risk that we may not be able to obtain financing for development projects on favorable terms;

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

In general, our ability to contribute properties to joint ventures that are part of our institutional capital management program on advantageous terms will be dependent upon competition from other managers of similar joint ventures, current capital market conditions, including the yield expectations for industrial properties, and other factors beyond our control. Our ability to develop and timely lease properties will impact our ability to contribute these properties. Continued access to private and public debt and equity capital by these joint ventures is necessary in order for us to pursue our strategy of contributing properties to the joint ventures. Should we not have sufficient properties available that meet the investment criteria of current or future joint ventures, or should the joint ventures have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on our liquidity and on our ability to meet projected earnings levels in a particular reporting period. Failure to meet our projected earnings levels in a particular reporting period could have an adverse effect on our results of operations, distributable cash flows and on the value of our common stock. Further, our inability to redeploy the proceeds from our divestitures in accordance with our investment strategy could have an adverse effect on our results of operations, distributable cash flows, our ability to meet our debt obligations in a timely manner and the value of our common stock in subsequent periods.

We depend on key personnel.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our management group, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel.

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

We generally seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

We intend to expand our operations into selected international markets in the future, including Mexico. Any such investment could be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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

The Internalization may expose us to risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management fees, our direct overhead, on a consolidated basis, will increase as a result of becoming self-advised. If we fail to raise and/or invest additional capital, or if the performance of our properties declines, we may not be able to cover this new overhead. Prior to the Internalization, the responsibility for such overhead was borne by our Former Advisor.

Prior to the Internalization, we did not directly employ any employees. As a result of the Internalization, we now directly employ persons who were associated with our Former Advisor or its affiliates. As their employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

The availability and timing of cash distributions is uncertain.

We expect to continue to pay quarterly distributions to our stockholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions.

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

However, we may continue to fund our quarterly distributions to investors from a combination of available cash flows and financing proceeds. In the event we are unable to consistently fund future quarterly distributions to investors entirely from available cash flows, net of recurring capital expenditures, the value of the Company’s shares may be negatively impacted.

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

Although we became self-advised in connection with the Internalization, we are still subject to certain conflicts of interest. Certain of our affiliates could seek to acquire properties that could satisfy our acquisition criteria. While certain of our current and former affiliates have agreed not to engage in activities within North America relating to the ownership, acquisition, development or management of industrial properties until October 10, 2009, such agreements are subject to certain exceptions. As such, we may encounter situations where we would be bidding against an affiliate or teaming with an affiliate for a joint bid.

Our Executive Chairman has competing demands on his time and attention.

Tom Wattles, our Executive Chairman, owns a portion of the parent company of Dividend Capital Total Realty Trust Inc.’s, or DCTRT, external advisor and has similar ownership of, and serves as a manager for, other affiliates of DCAG. He devotes a majority of his time to us but does not work full time for us.

We may invest in, or co-invest with, our affiliates.

We may invest in, or co-invest with, joint ventures or other programs sponsored by affiliates of two of our directors, Tom Wattles and James Mulvihill, including those pursuant to our joint ventures with DCTRT. Our independent directors must approve any such transaction and Messrs. Wattles and Mulvihill will each abstain from voting as directors on any transactions we enter into with their affiliates. Management’s recommendation to our independent directors may be affected by its relationship with one or more of the co-venturers and may be more beneficial to the other programs than to us. In addition, we may not seek to enforce the agreements relating to such transactions as vigorously as we otherwise might because of our desire to maintain our relationships with these directors.

Our UPREIT structure may result in potential conflicts of interest.

As of December 31, 2006, we owned 87.6% of the OP Units in our operating partnership, DCAG owned 7.9% of the OP Units (and certain of our officers and directors, through their membership interests in and/or rights to receive a portion of the net cash flows, or cash flow interests, of DCAG, indirectly beneficially owned 2.4% of the OP Units) and certain unaffiliated limited partners owned the remaining 4.5% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

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

We compete with other developers, owners and operators of real estate, some of which own properties similar to ours in the same markets and submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flows, cash available for distribution, trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

We are dependent on tenants for our revenues.

Our operating results and distributable cash flows would be adversely affected if a significant number of our tenants were unable to meet their lease obligations. In addition, certain of our properties are occupied by a single tenant. As a result, the success of those properties will depend on the financial stability of a single tenant. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a tenant on its lease payments could force us to find an alternative source of revenues to pay any mortgage loan on the property. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs, including litigation and related expenses, in protecting our investment and re-leasing our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

Our ability to renew leases or re-lease space on favorable terms as leases expire significantly affects our business.

Our results of operations, distributable cash flows and the value of our common stock would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. The number of vacant or partially vacant industrial properties in a market or submarket could adversely affect both our ability to re-lease the space and the rental rates that can be obtained.

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

Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our common stock.

Delays in acquisition and development of properties may have adverse effects.

Delays we encounter in the selection, acquisition and development of properties could adversely affect our returns. Where properties are acquired prior to the start of construction, it will typically take 12 to 18 months to complete construction and lease available space. Therefore, there could be delays in the payment of cash distributions attributable to those particular properties.

Development and construction of properties may incur delays and increased costs and risks.

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

Uninsured losses relating to real property may adversely affect our returns.

We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Moreover, as the general partner of our operating partnership, we generally will be liable for all of our operating partnership’s unsatisfied recourse obligations, including any obligations incurred by our operating partnership as the general partner of joint ventures. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

A number of our consolidated operating properties are located in areas that are known to be subject to earthquake activity. Properties located in active seismic areas include properties in Northern California, Southern California, Memphis and Seattle. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

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

We have acquired, and may in the future acquire, properties, or may have previously owned properties, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows. Unknown liabilities with respect to entities or properties acquired might include:

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

All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions and may reduce the value of our common stock.

In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flows and results of operations.

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

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on an investment in our common stock.

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

Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

In particular, loans obtained to fund property acquisitions may be secured by first mortgages on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our common stock and distributions payable to stockholders to be reduced. Certain of our existing and future indebtedness is and may be cross-collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have incurred and may continue to incur variable rate debt whereby increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to our stockholders. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

The terms of our senior credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2006, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facilities contain certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facilities in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on investment in our common stock.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on investment in our common stock.

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

Provisions of Maryland law may limit the ability of a third party to acquire control of our company.

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

Additionally, Title 8, Subtitle 3 of the Maryland General Corporation Law, or MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

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

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

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

We may change our investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this prospectus. A change in our investment strategy or our entry into new lines of business may increase our exposure to interest rate and other risks of real estate market fluctuations.

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

RISKS RELATED TO OUR COMMON STOCK

The existence of a large number of outstanding shares and stockholders could negatively affect our stock price.

As of December 31, 2006, we had approximately 168.4 million shares of common stock issued and outstanding. All of these shares are freely tradable, although our affiliates are subject to certain volume limitations on trading under the federal securities laws. Neither we nor any third party have any control over the timing or volume of these sales. Prior to the listing on the NYSE, the shares were not listed on any national exchange, and the ability of stockholders to liquidate their investments was limited. Subsequent to the completion of this offering and our listing on the NYSE, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Our distributions to stockholders may change.

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

In the Internalization, the entire outstanding membership interest, and all economic interests, in our Former Advisor were contributed by DCAG to our operating partnership in exchange for aggregate consideration of 15,111,111 OP Units, which included the modification of the special units held by DCAG into 7,111,111 OP Units. The 15,111,111 OP Units represent approximately 7.9% of our outstanding common stock, assuming all outstanding OP Units are exchanged for shares of common stock on a one-for-one basis as of December 31, 2006. As a result of the Internalization, certain of our directors and officers received, through their membership interests and/or cash flow interests in DCAG, approximately 5.1 million of these OP Units.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our common stock. All stockholders are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in common stock.

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

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In addition, any net taxable income earned directly by the taxable REIT subsidiary, which we refer to as the TRS, we utilize to hold fractional TIC Interests in certain of our properties will be subject to federal and state corporate income tax. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties, including the contribution of properties to our joint venture funds or other commingled investment vehicles. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property or our contributions of properties into our joint venture funds, or commingled investment vehicles, are properly treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or disposals of properties by us or contributions of properties into our joint venture funds are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition or contribution of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a real estate investment trust for federal income tax purposes.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Geographic Distribution

The following table describes the geographic diversification of the properties that we majority owned and/or controlled (i.e. our consolidated properties) as of December 31, 2006.

Markets	Number of Buildings	Percent Owned(1)	Square Feet	Occupancy Percentage(2)	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent	Number of Leases	Annualized Base Rent per Square Foot(4)	Historical Costs(5)
			(in thousands)		(in thousands)				(in thousands)
Operating Properties:
Atlanta	56	100.0%	6,584	94.4%	$21,828	10.7%	120	$3.51	$306,012
Baltimore/Washington D.C.	12	100.0%	1,446	88.7%	6,583	3.2%	29	5.13	92,348
Central Pennsylvania	6	100.0%	1,677	100.0%	6,647	3.3%	7	3.96	92,546
Charlotte	10	100.0%	1,006	69.2%	2,593	1.3%	18	3.72	47,486
Chicago	16	100.0%	3,630	91.1%	11,713	5.7%	25	3.54	187,052
Cincinnati	38	100.0%	5,237	88.7%	16,171	7.9%	88	3.48	221,080
Columbus	14	100.0%	4,072	94.3%	12,250	6.0%	26	3.19	166,470
Dallas(6)	54	100.0%	6,810	89.9%	23,524	11.5%	144	3.84	334,498
Denver	1	100.0%	160	100.0%	909	0.4%	7	5.67	9,679
Houston	34	100.0%	2,453	86.7%	10,647	5.2%	87	5.01	136,409
Indianapolis	8	100.0%	3,327	95.5%	9,201	4.5%	18	2.90	109,540
Kansas City	1	100.0%	180	100.0%	728	0.4%	1	4.04	9,045
Louisville	2	100.0%	521	100.0%	1,706	0.8%	3	3.27	18,350
Memphis	10	100.0%	4,333	94.1%	12,350	6.0%	14	3.03	160,451
Miami	6	100.0%	727	92.4%	5,187	2.5%	19	7.72	65,940
Minneapolis	3	100.0%	356	100.0%	1,743	0.9%	7	4.89	25,832
Nashville	5	100.0%	2,712	92.9%	7,840	3.8%	7	3.11	99,005
New Jersey	10	100.0%	1,189	92.8%	6,207	3.0%	27	5.62	88,997
Northern California	30	100.0%	2,762	98.0%	14,615	7.2%	61	5.40	232,701
Orlando	12	100.0%	1,226	96.4%	5,320	2.6%	36	4.50	78,972
Phoenix	14	100.0%	1,632	97.2%	6,579	3.2%	27	4.15	85,463
San Antonio	15	100.0%	1,349	75.5%	3,607	1.8%	41	3.47	48,343
Seattle	8	100.0%	1,199	100.0%	5,442	2.7%	16	4.54	88,691
Southern California	12	100.0%	1,395	99.8%	7,490	3.7%	28	5.38	102,827

Subtotal/Weighted Average	377	100.0%	55,983	92.5%	200,880	98.3%	856	3.88	2,807,737
Properties Held for Sale: (7)
Baltimore/ Washington D.C.	1	100.0%	139	100.0%	2,335	1.1%	3	16.75	30,638
Phoenix.	1	100.0%	103	100.0%	1,190	0.6%	1	11.67	13,249

Total/Weighted Average—Operating Properties (8)	379	100.0%	56,225	92.5%	204,405	100.0%	860	3.93	2,851,624
Properties Under Development:
Atlanta	2	100.0%	688	4.6%	131	100.0%	1	4.15	23,728
Chicago	1	95.0%	175	0.0%	N/A	N/A	—	N/A	2,561

Subtotal/Weighted Average	3	99.0%	863	3.7%	131	100.0%	1	4.15	26,289

Total/Weighted Average—Consolidated Properties	382	100.0%	57,088	91.2%	$204,536	100.0%	861	$3.93	$2,877,913

(1)	Weighted average ownership is based on rentable square feet.
(2)	Based on leases commenced as of December 31, 2006.
(3)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2006, multiplied by 12.
(4)	Calculated as Annualized Base Rent divided by rentable square feet under lease as of December 31, 2006.

(footnotes continue on following page)

(footnotes to previous page)

(5)	Represents historical undepreciated costs pursuant to U.S. generally accepted accounting principles (“GAAP”).
(6)	Three of our buildings in this market totaling approximately 743,000 square feet are under ground leases.
(7)	Subsequent to December 31, 2006, we completed the sale of the two properties held for sale as of December 31, 2006.
(8)

Occasionally our leases contain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. The following chart summarizes such rights related to our consolidated operating properties as of December 31, 2006:

	Number of Leases	Square Feet		Annualized Base Rent
		(in thousands	)	(in thousands	)
Fixed Price Purchase Options	5	2,213		$6,474
Fair Market Value Options	3	283		$1,323
Right of First Refusal Options	5	874		$2,662
Right of First Offer Options	2	554		$1,730

The following table describes the geographic diversification of the unconsolidated properties that we have an equity interest in.

Markets	Number of Buildings	Percent Owned(1)	Square Feet	Occupancy Percentage	Annualized Base Rent		Percentage of Total Annualized Base Rent	Number of Leases	Annualized Base Rent per Square Foot(2)
		(in thousands)			(in thousands	)
Operating Properties in Funds:
Atlanta	1	20.0%	578	100.0%	$1,466		11.7%	2	$2.54
Central Pennsylvania	3	14.9%	333	100.0%	1,389		11.1%	6	4.17
Charlotte	1	10.0%	472	100.0%	1,345		10.7%	1	2.85
Chicago	1	20.0%	303	100.0%	1,504		12.0%	2	4.96
Dallas	1	20.0%	540	100.0%	1,639		13.0%	1	3.03
Memphis	1	20.0%	1,039	100.0%	2,857		22.7%	2	2.75
New Jersey	1	14.0%	87	100.0%	630		5.0%	1	7.20
Northern California	1	10.0%	396	100.0%	1,738		13.8%	1	4.39

Total/Weighted Average—Fund Operating Properties	10	17.1%	3,748	100.0%	$12,568		100.0%	16	$3.35
Unconsolidated Development Properties:
Total/Weighted Average	4	94.5%	1,641	N/A	N/A		N/A	N/A	N/A

Total/Weighted Average—Unconsolidated Properties	14	40.7%	5,389	N/A	N/A		N/A	N/A	N/A

(1)	Percent owned is based on equity ownership weighted by square feet.
(2)	Calculated as Annualized Base rent divided by square feet under lease as of December 31, 2006.

Property Types

The following table reflects our consolidated portfolio by property type, in terms of square footage, as of December 31, 2006 (square feet in thousands).

	Bulk Distribution			Light Industrial			Service Center			Total Portfolio
	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Building	Square Feet	Occ. % (1)
Operating Portfolio	223	48,589	93.0%	112	5,929	90.5%	42	1,465	82.1%	377	55,983	92.5%
Properties Held for Sale	—	—	—	2	242	100.0%	—	—	—	2	242	100.0%

Total/Weighted Average – Operating Properties	223	48,589	93.0%	114	6,171	90.9%	42	1,465	82.1%	379	56,225	92.5%
Properties Under Development	3	863	3.7%	—	—	—	—	—	—	3	863	3.7%

Total/Weighted Average	226	49,452	91.5%	114	6,171	90.9%	42	1,465	82.1%	382	57,088	91.2%

(1)	Occupancy percentage is based on leases commenced as of December 31, 2006.

Lease Expirations

Our industrial properties are typically leased to corporate tenants for terms ranging from three to ten years with a weighted average remaining term of 4.0 years as of December 31, 2006. Following is a schedule of expiring leases for our consolidated operating properties by rentable square feet and by annual minimum rents as of December 31, 2006:

	Square Feet Related to Expiring Leases (in thousands)	Annualized Base Rent of Expiring Leases (in thousands)	Percentage of Total Annualized Base Rent
2007(1)(2)	6,997	$32,056	15.7%
2008	9,045	34,705	17.0%
2009	10,082	38,422	18.8%
2010	8,854	32,816	16.1%
2011	4,999	21,332	10.4%
Thereafter	12,044	45,074	22.0%

	52,021	$204,405	100.0%

Under development (3)	863
Vacant	4,204

Total portfolio	57,088

(1)	Includes leases that are on month-to-month terms.

(2)	If options to extend lease terms were exercised as of December 31, 2006, expiration has been reflected based on the new term pursuant to the option.

(3)	Includes approximately 32,000 square feet which has been leased.

Customer Diversification

As of December 31, 2006, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on gross rentable square feet. The following table reflects our ten largest customers in all consolidated and unconsolidated operating properties, and development properties based on rentable square footage occupied as of December 31, 2006 (dollar amounts in thousands).

	Number of Leases	Annualized Base Rent (1)	Percentage of Portfolio	Pro-Rata Annualized Base Rent (2)	Percentage of Portfolio	Square Feet Occupied (in thousands) (3)
Exel, Inc.	7	$4,596	2.12%	$4,596	2.22%	1,366
Technicolor	2	3,967	1.83%	3,967	1.92%	1,455
Whirlpool Corporation	2	3,643	1.68%	3,643	1.76%	1,156
Bridgestone/Firestone	2	3,481	1.60%	3,481	1.68%	1,340
United Parcel Service (UPS)	4	2,633	1.21%	2,633	1.27%	797
Ozburn-Hessey Logistics	7	2,246	1.03%	2,246	1.09%	666
International Truck and Engine	2	2,111	0.97%	2,111	1.02%	712
The Clorox Sales Company (4)	2	2,787	1.28%	1,476	0.72%	877
S.C Johnson & Son, Inc.	2	2,948	1.36%	1,384	0.67%	900
Johnson & Johnson Health Care (5)	2	2,118	0.98%	424	0.21%	770

Total ten largest customers’ leases	32	30,530	14.06%	25,961	12.56%	10,039
All other customers’ leases (6)	845	186,574	85.94%	180,724	87.44%	45,762

Total	877	$217,104	100.00%	$206,685	100.00%	55,801

(1)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the leases, as of December 31, 2006, multiplied by 12.
(2)	Based on ownership as of December 31, 2006.
(3)	Based on occupancy as of December 31, 2006.
(4)	540,000 square feet is owned by a joint venture that is 20.0% owned by us.
(5)	Buildings are owned by a joint venture that is 20.0% owned by us.
(6)	Leases related to unconsolidated properties included are not adjusted for ownership. Includes approximately 32,000 square feet where leases have been executed in properties under development.

Industry Diversification

The table below illustrates the diversification of our consolidated operating portfolio by the industry classifications of our tenants as of December 31, 2006, (dollar amounts in thousands).

	Number of Leases	Leases as a Percent of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total	Occupied Square Feet (in thousands)	Percentage of Total Occupied Square Feet
Third Party Logistics /Warehousing/Transport Services	124	14.4%	$45,682	22.3%	13,326	25.6%
Retail/Wholesale	97	11.3%	21,855	10.7%	5,964	11.5%
Computer/Electronics	47	5.5%	13,909	6.8%	2,889	5.6%
Industrial Durables	46	5.3%	13,219	6.5%	3,360	6.5%
Paper/Packaging/Printing	48	5.6%	12,438	6.1%	3,173	6.1%
Building Supplies	53	6.2%	9,772	4.8%	2,356	4.5%
Chemicals	25	2.9%	9,694	4.7%	2,850	5.5%
Electrical/Mechanical	43	5.0%	8,137	4.0%	2,033	3.9%
Furniture/Home Furnishings	26	3.0%	7,955	3.9%	2,148	4.1%
Automotive	23	2.7%	7,619	3.7%	2,200	4.2%
Food	24	2.8%	6,987	3.4%	1,241	2.4%
Medical Products	26	3.0%	5,839	2.9%	1,211	2.3%
Consumer Packaged Goods	18	2.1%	5,141	2.5%	1,783	3.4%
Pharmaceuticals	6	0.7%	1,947	1.0%	371	0.7%
Metals	8	0.9%	1,871	0.9%	441	0.8%
Apparel	8	0.9%	1,856	0.9%	494	0.9%
Other	238	27.7%	30,484	14.9%	6,181	12.0%

Total/Weighted Average	860	100.0%	$204,405	100.0%	52,021	100.0%

(1)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2006, multiplied by 12.

Indebtedness

As of December 31, 2006, 171 of our 379 consolidated operating properties, with a combined historical cost of $1.3 billion were encumbered by mortgage indebtedness totaling $632.8 million, having a weighted average interest rate of 5.45%. See Note 5 to the Consolidated Financial Statements and the accompanying Schedule III beginning on page F-45 for additional information.

ITEM 3.	LEGAL PROCEEDINGS

See the information under the caption “Legal Matters” in Note 7 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 6, 2006, we held our annual meeting of stockholders (the “2006 annual meeting”). Seven directors were nominated by our board of directors for election by the stockholders in the 2006 annual meeting, each to hold office until the next annual stockholders meeting. A plurality of the shares voted at this meeting approved the election of all seven nominees as described in the table below.

	Votes
	FOR	AGAINST
Thomas G. Wattles	83,100,659	2,031,064
Evan H. Zucker	83,126,616	2,005,107
James R. Mulvihill	83,125,570	2,006,153
Phillip R. Altinger	83,201,330	1,930,393
John C. O’Keeffe	83,198,939	1,932,784
Tripp H. Hardin, III	83,198,390	1,933,333
Bruce L. Warwick	83,146,706	1,985,017

Six other proposals were considered by our stockholders at the 2006 annual meeting:

•	The Accountant Proposal: the ratification of our selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006;

•	The Internalization Proposal: the approval of the Internalization;

•

The Pre-Listing Charter Amendment Proposal: the approval of an amendment and restatement of our charter, to become effective upon the consummation of the Internalization, which modifies certain provisions to reflect that we have become self-advised and to change the name of our company to DCT Industrial Trust Inc.;

•

The Post-Listing Charter Amendment Proposal: the approval of a further amendment and restatement of our charter, to become effective upon a listing of our common shares on a national securities exchange, which modifies certain provisions to conform more closely to the charters of REITs whose securities are publicly traded and listed on the NYSE;

•

The Incentive Compensation Plan Proposal: the approval of our new 2006 Incentive Compensation Plan, under which the compensation committee may award various forms of incentive compensation to officers and other key employees of us and our subsidiaries, as well as to the officers and key employees of our joint venture and other affiliates designated in the discretion of the compensation committee; and

•

The Long-Term Incentive Plan Proposal: the approval of our new 2006 Long-Term Incentive Plan, under which the compensation committee may award stock options and other equity-based awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel.

All six proposals were approved by our stockholders in the 2006 annual meeting with the final vote counts as follows:

	Votes
Proposal	FOR	AGAINST	ABSTAIN
Accountant	80,331,591	1,215,863	3,584,269
Internalization	76,041,554	2,610,637	6,366,428
Pre-Listing Charter Amendment	76,467,237	2,125,128	6,539,358
Post-Listing Charter	76,170,011	2,336,409	6,820,418
Incentive Compensation Plan	71,683,776	6,074,404	7,373,543
Long-Term Incentive Plan	70,704,776	6,468,058	7,958,891

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been listed and traded on the New York Stock Exchange, or the NYSE, under the symbol “DCT” since December 13, 2006. Prior to December 13, 2006, there was no established public trading market for our Common Stock.

	High	Low
Period Ended December 31, 2006	$13.00	$11.13

On February 28, 2007, the closing price of our Common Stock was $11.31 per share, as reported on the NYSE and there were 168,354,596 shares of Common Stock outstanding, held by approximately 7,440 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

Distribution Policy

We intend to continue to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law requires that a REIT distribute with respect to each year at least 90% of its annual REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will not be required to make distributions with respect to income derived from the activities conducted through DCT Industrial TRS Inc., our TRS, that are not distributed to us. To the extent our TRS’s income is not distributed and is instead reinvested in the operations of our TRS, the value of our equity interest in our TRS will increase. The aggregate value of the securities that we hold in our TRS may not exceed 20% of the total value of our gross assets. Distributions from our TRS to us will qualify for the 95% gross income test but will not qualify for the 75% gross income test. Therefore, distributions from our TRS to us in no event will exceed 25% of our gross income with respect to any given taxable year.

To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our net income to holders of our common stock out of assets legally available therefore. Any future distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, maintenance of REIT qualification, applicable provisions of the MGCL and such other factors as our board of directors deems relevant.

We anticipate that distributions will be taxable as ordinary income to our stockholders qualified dividend income, capital gains or may constitute a return of capital for U.S. federal income tax purposes. The following table sets forth the distributions that have been declared by our board of directors on our common stock during the fiscal years ended December 31, 2005 and 2006.

Quarter	Amount Declared per Share		Date Paid
1st Quarter 2005	$0.1578		April 15, 2005
2nd Quarter 2005	$0.1596		July 15, 2005
3rd Quarter 2005	$0.1613		October 17, 2005
4th Quarter 2005	$0.1613		January 17, 2006

Total 2005	$0.6400

1st Quarter 2006	$0.1578		April 17, 2006
2nd Quarter 2006	$0.1596		July 17, 2006
3rd Quarter 2006	$0.1613		October 2, 2006
4th Quarter 2006	$0.1600	(1)	January 8, 2007

Total 2006	$0.6387

(1)	The fourth quarter 2006 distribution was paid on January 8, 2007 to holders of record as of the close of business on December 20, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 11 to our Consolidated Financial Statements.

Other Stockholder Matters

In addition, on October 16, 2006, Philip L. Hawkins purchased 88,889 shares of our common stock for $11.25 per share. The 88,889 shares of our common stock issued and sold to Mr. Hawkins were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Performance Graph

The graph below shows a comparison of cumulative total stockholder returns for DCT Industrial Trust Inc. Common Stock with the cumulative total return on the Standard and Poor’s 500 Index and the MSCI US REIT Index. Stockholder’s returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	Dec-06	Dec-06
DCT Industrial Trust Inc.	$100.00	$96.86
S&P 500®	$100.00	$100.44
MSCI US REIT Index	$100.00	$99.58

Notes:

•	The graph covers the period from December 13, 2006 to December 31, 2006.
•	The graph assumes that $100 was invested in DCT Industrial Trust Common Stock and in each index on December 13, 2006, and that all dividends were reinvested.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2006, 2005, 2004, 2003 and the period from inception (April 12, 2002) to December 31, 2002. Certain amounts presented for the periods ended December 31, 2005, 2004, 2003 and 2002 have been reclassified to conform to the 2006 presentation. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data”. The amounts in the table are in thousands except for per share information.

	For the Years Ended December 31,				Period From Inception (April 12, 2002) to December 31, 2002
	2006	2005	2004	2003
	(dollar amounts in thousands, except per share data)
Operating Data:
Rental revenues	$217,881	$117,220	$33,498	$2,645	$—
Total revenues	$219,137	$117,220	$33,498	$2,706	$—
Rental expenses and real estate taxes	$(50,003)	$(26,946)	$(6,934)	$(367)	$—
Total operating expenses	$(179,163)	$(106,985)	$(29,205)	$(2,359)	$(213)
Loss on contract termination and related Internalization expenses	$(172,188)	$—	$—	$—	$—
Income (loss) from continuing operations	$(163,893)	$(14,732)	$(552)	$347	$(13)
Income from discontinued operations	$5,850	$2,772	$297	$—	$—
Net income (loss)	$(158,043)	$(11,960)	$(255)	$347	$(13)

Funds from operations attributable to common shares—diluted	$(61,330)	$58,569	$19,018	$1,542	$(13)

Common Share Distributions:
Common share cash distributions declared	$98,145	$62,292	$24,263	$2,452	$—
Common share cash distributions declared per share	$0.639	$0.640	$0.640	$0.625	$—

Per Share Data:
Basic earnings (loss) per common share:
Loss from continuing operations	$(1.09)	$(0.15)	$(0.02)	$0.09	$(63.56)
Income from discontinued operations	0.04	0.03	0.01	—	—

Net earnings (loss)	$(1.05)	$(0.12)	$(0.01)	$0.09	$(63.56)

Diluted earnings (loss) per common share
Loss from continuing operations	$(1.09)	$(0.15	$(0.02)	$0.09	$(63.56)
Income from discontinued operations	0.04	0.03	0.01	—	—

Net earnings (loss)	$(1.05)	$(0.12)	$(0.01)	$0.09	$(63.56)

Basic FFO per share	$(0.41)	$0.60	$0.50	$0.38	$(63.56)
Diluted FFO per share	$(0.41)	$0.60	$0.50	$0.38	$(63.56)
Weighted average shares outstanding, basic	150,320	97,333	37,908	3,987	200
Weighted average shares outstanding, diluted	158,097	97,774	37,928	4,007	200
Consolidated, operating rentable square feet (in thousands)	56,225	40,307	17,182	3,657	—
Consolidated operating buildings	379	264	106	13	—

	For the Years Ended December 31,				Period From Inception (April 12, 2002) to December 31, 2002
	2006	2005	2004	2003
	(dollar amounts in thousands)
Balance Sheet Data:
Net investment in real estate	$2,707,650	$1,904,411	$732,202	$150,633	$—
Total assets	$2,849,476	$2,057,695	$784,808	$156,608	$752
Mortgage notes	$641,081	$642,242	$142,755	$40,500	$—
Total liabilities	$1,394,599	$869,307	$203,593	$49,782	$761

Cash Flow Data:
Net cash provided by (used in) operating activities	$91,714	$66,295	$21,188	1,700	$(139)
Net cash used in investing activities	$(968,761)	$(750,877)	$(560,332)	(149,948)	$—
Net cash provided by financing activities	$805,439	$755,980	$558,587	152,314	$150

	For the Years Ended December 31,				Period From Inception (April 12, 2002) to December 31, 2002
	2006(1)	2005	2004	2003
	(dollar amounts in thousands, except per share data)
Funds From Operations (2):
Net income (loss)	$(158,043)	$(11,960)	$(255)	$347	$(13)
Real estate related depreciation and amortization	111,792	72,206	19,273	1,195	—
Equity in losses of unconsolidated joint ventures	289	—	—	—	—
Equity in FFO of unconsolidated joint ventures	545	—	—	—	—
(Gain) on disposition of real estate interests	(9,409)	—	—	—	—
(Gain) on disposition of real estate interests related to discontinued operations	(5,187)	—	—	—	—
Gain on dispositions of non-depreciable assets	4,244	—	—	—	—
Minority interest in the operating partnership’s share of the above adjustments	(5,561)	(1,939)	(10)	(7)	—

Funds from operations attributable to common shares	(61,330)	58,307	19,008	1,535	(13)
FFO attributable to dilutive OP Units	—	262	10	7	—

Funds from operations attributable to common shares - diluted	$(61,330)	$58,569	$19,018	$1,542	$(13)

Basic FFO per share	$(0.41)	$0.60	$0.50	$0.38	$(63.56)
Diluted FFO per share	$(0.41)	$0.60	$0.50	$0.38	$(63.56)

(1)	Funds from operations for the year ended December 31, 2006 includes a charge for contract termination and related Internalization expenses of $172.2 million.

(2)	See definition of FFO in Item 7. Management’s discussion and analysis on page 63.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

Overview

We are a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States. In addition, we manage, and own interests in, industrial properties through our institutional capital management program. Our properties primarily consist of high-quality, generic bulk distribution warehouses and light industrial properties leased to corporate tenants. We own our properties through our operating partnership and its subsidiaries. We are the sole general partner of our operating partnership and owned approximately 88% of the outstanding equity interests of our operating partnership as of December 31, 2006. We acquired our first property in June of 2003 and have built a portfolio of 379 consolidated operating properties through December 31, 2006. As a result of this growth, we have experienced significant changes in our operating and financing activities during the past three years

Our primary business objectives are to maximize sustainable long-term growth in earnings and FFO and to maximize total return to our stockholders. In our pursuit of these objectives, we will:

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

In order to achieve these objectives, we have sold our common stock through four distinct continuous public offerings, raised capital through our operating partnership’s private placement (as more fully described below) and issued and assumed debt. Prior to October 10, 2006, our day-to-day operations were managed by our Former Advisor under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement with our Former Advisor. On October 10, 2006, our operating partnership acquired our Former Advisor in the transaction we refer to as the Internalization (as more fully described below). As a result of the Internalization, our Former Advisor is now our wholly-owned subsidiary and we no longer bear the cost of the advisory fees and other amounts payable under the advisory agreement resulting in our being a self-administered and self-advised REIT.

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under leases at our properties including reimbursements from tenants for certain operating costs. We seek earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing additional high-quality properties in major distribution markets, increasing fee revenues from our institutional capital management business, generating profits from our development activities and repositioning our portfolio including disposing of certain non-core assets and contributing assets to our joint ventures, funds or other commingled investment vehicles with institutional partners.

We believe that our near-term operating income in our existing properties will increase through rental rate growth on leases that are expiring, as well as an increase in our occupancy rates. We expect strong growth in operating earnings from development and acquisitions in our target markets and selected new markets. Further, in November 2006, we entered into six separate forward purchase commitments to acquire six newly constructed buildings as part of our initial entry into Mexico. The buildings are located in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico and construction began in early 2007. We also believe our focus on our target distribution markets from which companies distribute nationally, regionally and/or locally mitigates the risk of any individual tenant reconfiguring distribution networks and changing the balance of supply and demand in a market. Finally, developing and maintaining excellent relationships with third-party logistics companies facilitates our ability to lease them space in our portfolio.

While we no longer bear the external costs of the various fees and expenses previously paid to our Former Advisor as a result of becoming self-advised, our expenses will include the compensation and benefits of our officers and the other employees and consultants, as well as other general expenses, previously paid by our Former Advisor or its affiliates.

The principal risks to our business plan include:

•	our ability to acquire properties that meet our quantitative and qualitative criteria and whether we can successfully integrate such acquisitions;

•	our ability to attract institutional partners in our institutional capital management business on terms that we find acceptable;

•	our ability to locate development opportunities and to successfully develop such properties on time and within budget and then to successfully lease such properties;

•	our ability to sell or contribute assets at prices we find acceptable which generates funding for our business plan;

•	our ability to retain and attract talented management; and

•	our ability to lease space to customers at rates which provide acceptable returns.

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

Inflation

Since our formation, inflation has not had a significant impact on us because of the relatively low inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within six years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

Significant Transactions During 2006

The following discussion describes certain significant transactions that occurred during the year ended December 31, 2006.

Acquisition Activity

As a result of our investment strategy, as of December 31, 2006, we owned or controlled 379 consolidated operating properties comprising 56.2 million rentable square feet located in 24 markets. We acquired 133 of these properties for a total estimated cost of approximately $1.0 billion during 2006. Acquisitions were financed through a combination of net proceeds from the sale of our Common Stock, our operating partnership’s private placement and debt financings, including the assumption of four secured, non-recourse notes totaling $18.1 million.

On June 9, 2006, we acquired a fee interest in a portfolio of 78 bulk distribution, light industrial and service center buildings comprising approximately 7.9 million rentable square feet located in eight markets (Atlanta, Baltimore, Charlotte, Cincinnati, Dallas, Miami, Northern California and Orlando), which we collectively refer to as Cal-TIA, and a land parcel comprising 9.2 acres located in the Orlando market, for a total cost of approximately $510.1 million (which includes an acquisition fee of $4.9 million that was paid to our Former Advisor). This portfolio was acquired from an unrelated third party. We funded this purchase using our existing cash balances, net proceeds from our prior continuous public offerings and our operating partnership’s private placement and debt proceeds of approximately $387.0 million. These debt proceeds consisted of borrowings from our existing senior unsecured revolving credit facility in the amount of $112.0 million and the issuance of $275.0 million of unsecured debt.

On May 19, 2006, we acquired a portfolio of ten buildings comprising approximately 2.7 million rentable square feet located in Columbus, Ohio, which we collectively refer to as the PC portfolio. Upon acquisition, this portfolio was 82.7% leased and occupied. The PC portfolio was acquired from unrelated third parties for a total investment of approximately $107.8 million, which includes an acquisition fee of approximately $1.1 million paid to our Former Advisor.

Disposition Activity

During the year ended December 31, 2006, we disposed of a total of 21 operating properties comprising approximately 5.0 million rentable square feet in eleven markets. We sold 13 properties comprising 1.8 million rentable square feet to third parties for total gross proceeds of approximately $117.9 million. The remaining eight properties comprising 3.2 million rentable square feet were contributed to institutional funds in which we maintain ownership interests for a total contribution value of approximately $147.7 million (see discussion below).

Contributions of Properties to Institutional Capital Management Programs

We entered into a strategic relationship with DCTRT whereby we have entered one joint venture as of September 1, 2006 and anticipate entering into an additional two joint ventures with DCTRT and/or its affiliates to serve as the exclusive vehicles through which DCTRT will acquire industrial real estate assets in certain major markets in which we currently operate until the end of 2008.

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait, which we refer to as BBK, an unrelated third party, to create an institutional fund, DCT Fund I LLC, which we refer to as Fund I, that owns and operates industrial properties located in the United States. We contributed six industrial properties to Fund I totaling approximately 2.6 million rentable square feet after completion of a 330,000 square foot expansion project. The contribution value of the six buildings upon completion of the expansion was approximately $122.8 million. Contemporaneously with our contribution, Fund I issued $84.4 million of secured non-recourse debt to a third party and BBK contributed $19.7 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $102.7 million. The expansion was completed during June 2006, and, contemporaneously with the completion of the expansion, Fund I issued $11.1 million of additional secured non-recourse debt to a third party and BBK contributed $2.6 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $13.7 million. With the completion of these transactions, our ownership of Fund I is 20% and BBK’s ownership of Fund I is 80%. Pursuant to our joint venture agreement, we act as asset manager for Fund I and earn certain fees, including asset management fees related to the properties we manage. In addition to these fees, after we and BBK are repaid our respective capital contributions plus a preferred return, we have the right to receive a promoted interest in Fund I based on performance. Although Fund I’s day-to-day business, affairs and assets are managed by us, all major decisions are determined by both us and BBK.

Financing Activities

In December 2006, we completed a listing on the NYSE issuing 16.3 million shares for net proceeds of approximately $186.7 million, before expenses of $2.3 million. Additionally during 2006, we raised approximately $137.3 million of net proceeds from the sale of our common stock in connection with our fourth continuous public offering, which we closed on January 23, 2006. Additionally we sold 88,889 shares in October 2006. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our prior continuous public offerings. Although we closed the primary offering component of our fourth continuous public offering, we continued to offer shares through our distribution reinvestment plan through our 2006 third quarter distribution, which resulted in the issuance of 5.2 million shares or $51.7 million of dividends reinvested during the year ended December 31, 2006. Our distribution reinvestment plan was terminated on December 23, 2006. As of December 31, 2006, we had 168,354,596 shares of common stock outstanding.

In December 2006, we amended our senior unsecured revolving credit facility with a syndicated group of banks, increasing the total capacity from $250.0 million to $300.0 million and extending the maturity date from December 2008 to December 2010.

On October 10, 2006, the Internalization was consummated through our operating partnership acquiring our Former Advisor from DCAG for an aggregate of 15,111,111 OP Units, which included the modification of the special units held by DCAG into 7,111,111 OP Units. We recorded a loss on contract termination and other associated expenses relating to the Internalization of our Former Advisor of approximately $172.2 million.

In connection with the consummation of the Internalization, we closed our operating partnership’s private placement on October 10, 2006.

In June 2006, we issued, on a private basis, $275.0 million of senior unsecured notes requiring monthly interest-only payments at a variable interest rate of LIBOR plus 0.73% which mature in June 2008. In conjunction with this transaction, we entered into a $275.0 million swap to mitigate the effect of potential changes in LIBOR. In April 2006, we issued, on a private basis, $50.0 million of senior unsecured notes with a fixed interest rate of 5.53% which mature in April 2011, and $50.0 million of senior unsecured notes with a fixed interest rate of 5.77% which mature in April 2016. The notes require quarterly interest-only payments until maturity at which time a lump sum payment is due. In January 2006, we issued, on a private basis, $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014. The proceeds from these note issuances were used primarily to fund acquisitions of properties.

Capital Deployment Activities

In November 2006, we entered into six separate forward purchase commitments to acquire six newly constructed buildings totaling approximately 859,000 square feet and located in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico.

We entered into a joint venture agreement in July 2005, which was amended and restated in October 2006, with Stirling Capital Investments, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket of the Southern California industrial real estate market. We refer to this development project as SCLA and this joint venture as the SCLA joint venture. While our exact equity interest in the joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits after all priority distributions. Stirling entered into two master development agreements to be the exclusive developer of SCLA for the next 13 years (including extensions) and assigned to the SCLA joint venture its rights related to the 4,350 acres designated primarily for industrial development.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the years ended December 31, 2006, 2005 and 2004, the total increase to rental revenues due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $7.7 million, $5.1 million and $2.1 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue in the same period the related expenses are incurred. Tenant recovery income recognized as rental revenue for the years ended December 31, 2006, 2005 and 2004 was $37.7 million, $20.5 million and $5.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, or SFAS No. 141, and amortized to rental revenues over the life of the respective leases. For the years ended December 31, 2006, 2005 and 2004 the total net decrease to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations, was approximately $1.3 million, $2.3 million and $0.8 million, respectively.

We earn revenues including asset management fees, acquisition fees and other fees pursuant to joint venture and other agreements. This may include acquisition fees based on the sale or contribution of assets and are included in the statement of operations in institutional capital management and other fees. We recognize revenues from property management, asset acquisition fees and other services when the related fees are earned and are realized or realizable.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development or improvement of real estate, including acquisition fees and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, property taxes, insurance and other such costs if appropriate. Interest is capitalized on actual expenditures from the period when development commences until the asset is substantially complete based on our current borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141. The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases which may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. These assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to revenues.

Real estate, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets or liabilities as follows:

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

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $1.5 million.

Impairment of Long-Lived Assets

Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. SFAS No. 144 provides that such an evaluation should be performed when events or changes in circumstances indicate such an evaluation is warranted. Examples include the point at which we deem the long-lived asset to be held for sale, downturns in the economy, etc. Impairment of long-lived assets is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our consolidated financial statements.

Principles of Consolidation

Our consolidated financial statements include the accounts of our company and our consolidated subsidiaries and partnerships which we control either through ownership of a majority voting interest, as the primary beneficiary, or otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which we do not own a majority voting interest but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities in which we do not own a majority voting interest and over which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN No. 46(R), involve consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. In June 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or EITF 04-5. EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.

New Accounting Pronouncements

In December 2006, the FASB issued FASB Staff Position on EITF No. 00-19, Accounting for Registration Payment Arrangements, or FSP EITF 00-19-2. This FASB Staff Position, or FSP, addresses an issuer’s accounting for registration payment arrangements, specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective for new and modified registration payment arrangements. Registration payment arrangements that were entered into before the FSP was issued would become subject to its guidance for fiscal years beginning after December 15, 2006 by recognizing a cumulative-effect adjustment in retained earnings as of the year of adoption. We are required to adopt the FSP in the first quarter of 2007. The Company is currently evaluating the impact of the FSP and does not believe it will have a material impact on our consolidated financial statements.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of this pronouncement did not have a material impact on our annual 2006 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair-value measurements. We will adopt the provisions of SFAS No. 157 during the first quarter of 2008. We do not believe such adoption will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48. We do not believe such adoption will have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS No. 154, which supersedes Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement amends the requirements for the accounting for and reporting of changes in accounting principle. It requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the requirements of SFAS No. 154 in the fourth quarter of 2005 and there was no material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. This statement focuses primarily on accounting for transactions in which an entity obtains employment services in stock-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. We adopted SFAS No. 123(R) during the first quarter of 2006 and there was no material impact on our consolidated financial statements.

Results of Operations

Summary of the Year ended December 31, 2006 compared to the Year ended December 31, 2005

As of December 31, 2006, we owned 379 consolidated operating properties located in 24 markets throughout the United States, two of which were classified as properties held for sale. As of December 31, 2005, we owned 264 consolidated operating properties located in 24 markets, nine of which are excluded from continuing operations as they were sold or classified as held for sale as of December 31, 2006. We acquired 135 of these properties during 2006. In addition, during 2006, we contributed or sold 21 of our properties, seven of which were classified as discontinued operations in the consolidated statement of operations. See Note 3 to the Consolidated Financial Statements for additional information regarding our dispositions. Additionally, during 2006, one development property was completed and became an operating property. The net effect of such activities is the addition of 122 properties, or 16.6 million rentable square feet, to our continuing operating portfolio during 2006. As a result of these additional 122 properties, the revenues and expenses from our continuing operations for the year ended December 31, 2006 reflect a significant increase compared to the revenues and expenses from our operations for the year ended December 31, 2005. The following table illustrates the changes in our portfolio as of December 31, 2006 compared to December 31, 2005, respectively (dollar amounts in thousands).

	2006		2005
	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Properties in continuing operations:
Number of buildings	223	154	155	100
Square feet (in thousands)	48,589	7,394	34,110	5,294
Occupancy at end of period	93.0%	88.8%	94.8%	86.1%
Rental revenues	$176,801	$41,080	$94,901	$22,319
Net operating income (1)	$138,677	$29,201	$74,444	$15,830
Segment net assets	$2,160,856	$528,167	$1,528,582	$390,986

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

The following table is a reconciliation of our NOI to our reported net loss from continuing operations for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Bulk distribution NOI	$138,677	$74,444
Light industrial and other NOI	29,201	15,830
Institutional capital management and other fees	1,256	—
Real estate related depreciation and amortization	(107,873)	(68,344)
General and administrative expense	(7,861)	(2,794)
Asset management fees, related party	(13,426)	(8,901)
Equity in losses of unconsolidated joint ventures, net	(289)	—
Gain on dispositions of real estate interests	9,409	—
Loss on contract termination and other Internalization expenses	(172,188)	—
Interest expense	(66,789)	(28,474)
Interest income and other	5,368	3,193
Income taxes	(1,392)	(210)
Minority interests	22,014	524

Loss from Continuing Operations	$(163,893)	$(14,732)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	December 31, 2006	December 31, 2005
Property type segments:
Bulk distribution	$2,160,856	$1,528,582
Light industrial and other	528,167	390,986

Total segment net assets	2,689,023	1,919,568
Assets held for sale	41,895	—
Non-segment assets:
Land held for development	23,195	8,049
Non-segment cash and cash equivalents	3,302	84,771
Other non-segment assets (1)	92,061	45,307

Total assets	$2,849,476	$2,057,695

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

In addition to the significant increase in property operating activity for the year ended December 31, 2006 compared to the year ended December 31, 2005 resulting from the 2006 acquisition and development activities, the following describes other significant differences between the periods that are a result of our continued growth:

•	In October 2006, we recorded a loss on contract termination and other associated expenses relating to the Internalization of our Former Advisor of approximately $172.2 million.

•

During 2006, we recorded total gains on dispositions of real estate interests of approximately $14.6 million, including approximately $4.2 million related to the contribution of one 330,000 square foot expansion project to Fund I, approximately $3.8 million related to the contribution of eight operating properties totaling approximately 3.2 million square feet to institutional funds and approximately $6.6 million related to the disposition of 13 buildings totaling approximately 1.8 million rentable square feet.

•

Asset management fees paid to our Former Advisor of 0.75% per annum of the undepreciated cost of our properties were higher by $4.5 million for the year ended December 31, 2006 compared to the same period in 2005 as a result of higher average investments. This fee ended effective October 10, 2006 in connection with the Internalization.

•

We have increased our debt by issuing or assuming an additional $599.8 million of debt during 2006, including our financing obligation related to the TIC Interests. This has resulted in higher interest expense of approximately $38.3 million, or 134.6% in the year ended December 31, 2006 compared to the same period in 2005.

During the year ended December 31, 2006, we recognized net loss of approximately $158.0 million, compared to net loss of approximately $12.0 million for the same period in 2005. The components of the increase in operating activities are reflected in the changes in rental revenues, rental expenses and real estate taxes, other income and other expenses as more fully described below.

Comparison of the Year ended December 31, 2006 compared to the Year ended December 31, 2005

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005. Our same store portfolio included all properties that we owned during both the current and prior year reporting periods for which the operations had been stabilized and consolidated for the entire period presented. The same store portfolio for the year ended December 31, 2006 included 98 buildings totaling 15.9 million rentable square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2006	2005	$ Change
Rental Revenues
Same store	$66,711	$67,243	$(532)
2006 acquisitions and dispositions	52,006	3,984	48,022
2005 acquisitions	96,948	45,953	50,995
Development	528	—	528
Revenues related to early lease terminations, net	1,688	40	1,648

Total rental revenues	217,881	117,220	100,661

Rental Expenses and Real Estate Taxes
Same store	16,296	16,440	(144)
2006 acquisitions and dispositions	11,586	676	10,910
2005 acquisitions	21,946	9,817	12,129
Development	175	13	162

Total rental expenses and real estate taxes	50,003	26,946	23,057

Property Net Operating Income (1)
Same store	50,415	50,803	(388)
2006 acquisitions and dispositions	40,420	3,308	37,112
2005 acquisitions	75,002	36,136	38,866
Development	353	(13)	366
Revenues related to early lease terminations, net	1,688	40	1,648

Total property net operating income	167,878	90,274	77,604

Other Income
Institutional capital management and other fees	1,256	—	1,256
Gain on disposition of real estate assets	5,166	—	5,166
Gain on development activities	4,243	—	4,243
Interest income and other	5,368	3,193	2,175

Total other income	16,033	3,193	12,840

Other Expenses
Real estate related depreciation and amortization	107,873	68,344	39,529
General and administrative expenses	7,861	2,794	5,067
Asset management fees, related party	13,426	8,901	4,525
Income taxes	1,392	210	1,182
Loss on contract termination and other related expenses	172,188	—	172,188
Equity in losses of unconsolidated joint ventures, net	289	—	289
Interest expense	66,789	28,474	38,315

Total other expenses	369,818	108,723	261,095
Minority interests	22,014	524	21,490
Income from discontinued operations	5,850	2,772	3,078

Net loss	$(158,043)	$(11,960)	$(146,083)

(footnote on following page)

(footnote to previous page)

(1)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the year ended December 31, 2006 and 2005 to our reported net income from continuing operations for the year ended December 31, 2006 and 2005, see Note 15 to our Consolidated Financial Statements for additional information.

Rental Revenues

Rental revenues increased by approximately $100.7 million for the year ended December 31, 2006 compared to the same period in 2005, primarily as a result of the rental revenues generated from an increase of 122 properties in continuing operations with an aggregate 16.6 million square feet acquired in 2006. Same store rental revenues decreased by approximately $0.5 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to lower occupancy. Additionally, revenues related to early lease terminations were approximately $1.7 million for the year ended December 31, 2006 compared to approximately $40,000 for the same period in 2005, after revenue of $3.7 million related to an early lease termination was reclassified to discontinued operations.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $23.1 million for the year ended December 31, 2006 compared to the same period in 2005, primarily as a result of acquisitions and higher real estate taxes. Same store rental expenses and real estate taxes decreased by approximately $0.1 million for the year ended December 31, 2006 as compared to the same period in 2005, as increases in property taxes of approximately $0.2 million were offset by decreases in non-recoverable expenses.

Other Income

Other income increased by approximately $12.8 million for the year ended December 31, 2006 as compared to the same period in 2005, primarily as a result of a gain recorded on the disposition of real estate interests of approximately $5.2 million, a gain of approximately $4.2 million recorded in connection with the completion and contribution of the aforementioned June 2006 building expansion, an increase in interest income of $2.2 million due to higher average cash balances held in interest bearing bank accounts and such accounts yielding a higher rate of return during the year ended December 31, 2006 as compared to the same period in 2005 and institutional capital management and other fees of approximately $1.2 million recognized in 2006.

Other Expenses

Real estate related depreciation and amortization increased by approximately $39.5 million for the year ended December 31, 2006 as compared to the same period in 2005, primarily due to acquisitions. The increase in asset management fees payable to our Former Advisor of approximately $4.5 million was attributable to the aforementioned additional properties, all of which were subject to the 0.75% asset management fee referenced above through the date of the Internalization of our Former Advisor. A loss of approximately $172.2 million was recorded during the year ended December 31, 2006 related to the acquisition of our Former Advisor for 15,111,111 OP Units and the associated termination of contracts with our Former Advisor upon consummation of the Internalization. The increase in interest expense of approximately $38.3 million is primarily attributable to higher average outstanding debt balances and higher financing obligation balances that were outstanding during the year ended December 31, 2006 compared to the same period in 2005.

Summary of the Year ended December 31, 2005 compared to the Year ended December 31, 2004

As of December 31, 2005, we owned 264 consolidated operating properties located in 23 markets throughout the United States, nine of which are excluded from continuing operations as they were sold or classified as held for sale as of December 31, 2006. As of December 31, 2004, we owned 106 consolidated operating properties located in 16 markets, seven of which are excluded from continuing operations as they were sold or classified as held for sale as of December 31, 2006. We acquired 158 of these properties during 2005 including two properties which were subsequently classified as held for sale and whose results of operations have been recorded to income from discontinued operations on the consolidated statement of operations. The net effect of such activities is the addition of 156 properties, or 22.6 million rentable square feet, to our continuing operating portfolio since December 31, 2004. As a result of these additional 156 properties, the revenues and expenses from our operations for the year ended December 31, 2005 reflect a significant increase compared to the revenues and expenses from our operations for the year ended December 31, 2004. The following table illustrates the changes in our portfolio as of December 31, 2005 compared to December 31, 2004, respectively (dollar amounts in thousands).

	2005		2004
Properties in continuing operations:	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Number of buildings	155	100	64	35
Square feet (in thousands)	34,110	5,294	14,816	1,767
Occupancy at end of period	94.8%	86.1%	92.1%	90.2%
Rental revenues	$94,901	$22,319	$29,734	$3,764
Net operating income	$74,444	$15,830	$23,717	$2,847
Segment net assets	$1,528,582	$390,986	$607,543	$136,281

The following table is a reconciliation of our NOI to our reported net loss from continuing operations for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Bulk distribution NOI	$74,444	$23,717
Light industrial and other NOI	15,830	2,847
Institutional capital management and other fees	—	—
Real estate related depreciation and amortization	(68,344)	(18,649)
General and administrative expense	(2,794)	(2,097)
Asset management fees, related party	(8,901)	(1,525)
Interest expense	(28,474)	(5,978)
Interest income and other	3,193	1,408
Income taxes	(210)	(275)
Minority interests	524	—

Loss from Continuing Operations	$(14,732)	$(552)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	December 31, 2005	December 31, 2004
Property type segments:
Bulk distribution	$1,528,582	$607,543
Light industrial and other	390,986	136,282

Total segment net assets	1,919,568	743,825
Assets held for sale	—	—
Non-segment assets:
Land held for development	8,049	—
Non-segment cash and cash equivalents	84,771	16,119
Other non-segment assets (1)	45,307	24,864

Total assets	$2,057,695	$784,808

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

In addition to the significant increase in property operating activity for the year ended December 31, 2005 compared to the year ended December 31, 2004 resulting from the 2005 acquisition and development activities, the following describes other significant differences between the periods that are a result of our continued growth:

•

We increased our debt by issuing or assuming an additional $583.4 million of debt in 2005. This has resulted in higher interest expense of approximately $22.5 million, or 376.3% in the year ended December 31, 2005 compared to the same period in 2004.

•

Asset management fees paid to our Former Advisor of 0.75% per annum of the undepreciated cost of our properties were higher by $7.4 million for the year ended December 31, 2005 compared to the same period in 2004 as a result of the additional 158 properties being subject to these fees during the 2005 period.

During the year ended December 31, 2005, we recognized net loss of approximately $12.0 million, compared to net loss of approximately $255,000 for the same period in 2004. The components of the increase in operating activities are reflected in the changes in rental revenues, rental expenses and real estate taxes, other income and other expenses as more fully described below.

Comparison of the Year ended December 31, 2005 compared to the Year ended December 31, 2004

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004. Our same store portfolio included all properties that we owned during both the current and prior year reporting periods for which the operations had been stabilized and consolidated for the entire period presented. The same store portfolio for the year ended December 31, 2005 included 13 buildings totaling 3.7 million rentable square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2005	2004	$ Change
Rental Revenues
Same store	$15,136	$14,537	$599
2005 acquisitions and dispositions	49,670	1,185	48,485
2004 acquisitions	52,374	17,776	34,598
Development	—	—	—
Revenues related to early lease terminations, net	40	—	40

Total rental revenues	117,220	33,498	83,722

Rental Expenses and Real Estate Taxes
Same store	3,124	3,047	77
2005 acquisitions and dispositions	10,493	138	10,355
2004 acquisitions	13,316	3,749	9,567
Development	13	—	13

Total rental expenses and real estate taxes	26,946	6,934	20,012

Property Net Operating Income (1)
Same store	12,012	11,490	522
2005 acquisitions and dispositions	39,177	1,047	38,130
2004 acquisitions	39,058	14,027	25,031
Development	(13)	—	(13)
Revenues related to early lease terminations, net	40	—	40

Total property net operating income	90,274	26,564	63,710

Other Income
Institutional capital management and other fees	—	—	—
Gain on disposition of real estate assets	—	—	—
Gain on development activities	—	—	—
Interest income and other	3,193	1,408	1,785

Total other income	3,193	1,408	1,785

Other Expenses
Real estate related depreciation and amortization	68,344	18,649	49,695
General and administrative expenses	2,794	2,097	697
Asset management fees, related party	8,901	1,525	7,376
Income taxes	210	275	(65)
Loss on contract termination and other related expenses	—	—	—
Equity in losses of unconsolidated joint ventures, net	—	—	—
Interest expense	28,474	5,978	22,496

Total other expenses	108,723	28,524	80,199
Minority interests	524	—	524
Income from discontinued operations	2,772	297	2,475

Net loss	$(11,960)	$(255)	$(11,705)

(footnote on following page)

(footnote to previous page)

(1)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the year ended December 31, 2005 and 2004 to our reported net income from continuing operations for the year ended December 31, 2005 and 2004, see Note 15 to our Consolidated Financial Statements for additional information.

Rental Revenues

Rental revenues increased by approximately $83.7 million for the year ended December 31, 2005 compared to the same period in 2004, primarily as a result of the rental revenues generated from the addition of 156 properties to continuing operations with an aggregate 22.6 million square feet acquired in 2005. Same store rental revenues increased by approximately $0.6 million, or 4.1%, for the year ended December 31, 2005 compared to the same period in 2004 due primarily to increased occupancy. Additionally, revenues related to early lease terminations of approximately $40,000 were recorded during the year ended December 31, 2005, after revenue of $3.7 million related to an early lease termination was reclassified to discontinued operations. There was no revenue related to early lease terminations in 2004.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $20.0 million for the year ended December 31, 2005 compared to the same period in 2004, primarily as a result of the additional operating properties acquired subsequent to December 31, 2004 and higher real estate taxes. Same store rental expenses and real estate taxes were flat for the year ended December 31, 2005 as compared to the same period in 2005, primarily due to increased real estate taxes and utilities expenses which were offset by a decrease in insurance premiums.

Other Income

Other income increased by approximately $1.8 million for the year ended December 31, 2005 as compared to the same period in 2004, due to an increase in interest income due to higher average cash balances held in interest bearing bank accounts and such accounts yielding a higher rate of return during the year ended December 31, 2005 as compared to the same period in 2004.

Other Expenses

Real estate related depreciation and amortization increased by approximately $49.7 million for the year ended December 31, 2006 as compared to the same period in 2004, primarily due to properties acquired during 2004 and 2005. The increase in asset management fees payable to our Former Advisor of approximately $7.4 million was attributable to the aforementioned additional properties, all of which were subject to a 0.75% asset management fee. The increase in interest expense of approximately $22.5 million is primarily attributable to higher average outstanding debt balances and higher financing obligation balances that were outstanding during the year ended December 31, 2005 compared to the same period in 2004.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansions and renovation of properties, developments, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including asset contributions or dispositions;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Current cash balances; and

•	Capital from our institutional capital management business.

We believe that our sources of capital, specifically our cash flows from operations, borrowings under our credit facility, other forms of secured or unsecured financings, current cash balances, capital from our institutional capital management business, and proceeds from capital recycling are adequate and will continue to be adequate to meet our short-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include operating activities, debt service obligations, regular quarterly stockholder distributions, capital expenditures at our properties, forward purchase commitments (as more fully described below), the acquisition of one property that closed subsequent to December 31, 2006, the acquisition of four properties which are currently under contract and future acquisitions of unidentified properties. The property that was acquired subsequent to December 31, 2006 totaled approximately 280,000 square feet and had a purchase price of $13.1 million and the four buildings that are currently under contract total approximately 1.4 million rentable square feet and have an aggregate purchase price of approximately $61.4 million. We anticipate that the acquisitions that have not yet closed will close over the next several months. However, the contracts related to these acquisitions are subject to a number of contingencies, and there can be no assurances that these acquisitions will be completed.

We expect to utilize the same sources of capital we rely on to meet our short-term liquidity requirements to meet our long-term liquidity requirements. We expect these resources will be adequate to fund our operating activities, debt service obligations and stockholder distributions and will be sufficient to fund our ongoing acquisition and development activities as well as to provide capital for investment in future development and other joint ventures along with additional potential forward purchase commitments. In addition, we may engage in future offerings of common stock or other securities, although we have no current expectation of doing so in the near term.

Cash Flows

During the years ended December 31, 2006, 2005 and 2004, our cash provided by operating activities increased from year to year, generating approximately $91.7 million, $66.3 million and $21.2 million, respectively, primarily related to increased operating income from our consolidated operating properties. During the years ended December 31, 2006, 2005 and 2004, our cash provided by financing activities was approximately $805.4 million, $756.0 million, and $558.6 million, respectively. During these years, we generated net proceeds of approximately $325.9 million, $603.3 million and $495.2 million, respectively, through sales of our common stock and $121.3 million, $145.3 million 29.9 million, respectively, from our operating partnership’s private placement. In addition, we issued debt of approximately $459.3 million, $60.9 million and $54.0 million, respectively. These sources of capital were utilized to fund our cash used in investing activities of $968.8 million, $750.9 million and $560.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, primarily related to the investment in real estate of approximately $1,058.9 million, $661.1 million and $548.2 million, respectively.

We declared distributions of $98.1 million, $62.3 million and $24.3 million for the years ending December 31, 2006, 2005 and 2004, respectively. Pursuant to a distribution reinvestment plan, $40.7 million, $34.4 million and $12.9 million, respectively, of the distributions declared during the years ended December 31, 2006, 2005 and 2004, were satisfied through the issuance of approximately 4.1 million, 3.5 million and 1.3 million shares of our common stock, respectively. The remainder of the distributions declared in 2006, 2005 and 2004 was funded from cash flows from operations.

Equity Transactions

In December 2006, we completed a listing on the NYSE issuing 16.3 million shares for net proceeds of approximately $186.7 million, before expenses of $2.3 million. Additionally during 2006, we raised approximately $137.3 million of net proceeds from the sale of our common stock in connection with our fourth continuous public offering, which we closed on January 23, 2006. Additionally we sold 88,889 shares in October 2006. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our prior continuous public offerings. Although we closed the primary offering component of our fourth continuous public offering, we continued to offer shares through our distribution reinvestment plan through our 2006 third quarter distribution, which resulted in the issuance of 5.2 million shares or $51.7 million of dividends reinvested during the year ended December 31, 2006. Our distribution reinvestment plan was terminated on December 23, 2006. As of December 31, 2006, we had 168,354,596 shares of common stock outstanding.

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

During the year ended December 31, 2006, our Former Advisor incurred approximately $1.6 million of offering costs and, during the same period, we reimbursed our Former Advisor approximately $2.1 million for such costs, which includes unreimbursed costs from prior periods. For the year ended December 31, 2005, our Former Advisor incurred approximately $8.6 million of offering costs and, during the same period, we reimbursed our Former Advisor approximately $13.3 million for such costs. As described above, we closed the primary offering component of our fourth continuous public offering on January 23, 2006, and, as of December 31, 2006, we had reimbursed our Former Advisor for all of the then-existing unreimbursed offering costs.

Pursuant to a certain dealer manager agreement, we were obligated to pay Dividend Capital Securities LLC, or our former dealer manager, a dealer manager fee and sales commissions up to 2.0% and 6.0%, respectively, of gross proceeds raised from our prior continuous public offerings of common stock. For the year ended December 31, 2006, we incurred approximately $11.3 million payable to our former dealer manager for dealer manager fees and sales commissions. For the year ended December 31, 2005, we incurred approximately $49.9 million payable to our former dealer manager for dealer manager fees and sales commissions. As of December 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. We terminated this dealer manager agreement on October 10, 2006 in connection with the consummation of the Internalization.

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

From November 26, 2003 through October 10, 2006, we raised $299.3 million of gross proceeds (of which $264.8 million was gross equity proceeds) from the sale of TIC Interests in 37 industrial buildings. During the years ended December 31, 2006 and 2005, we raised approximately $121.3 million and $145.3 million from the sale of TIC Interests in our properties, respectively. From April 8, 2005 through December 31, 2006, our operating partnership issued approximately $91.5 million of OP Units (approximately 8.6 million OP Units) in conjunction with the exercises of certain purchase options for certain industrial properties in which our operating partnership had sold TIC Interests. On October 10, 2006, we discontinued our operating partnership’s private placement.

The sales of the TIC Interests were included in financing obligations in our accompanying consolidated balance sheets pursuant to SFAS No. 98, Accounting for Leases, or SFAS No. 98. We have leased the TIC Interests sold to unrelated third parties, and in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreements are recognized as a reduction to the related financing obligation and a portion is recognized as interest expense using the interest method.

During the years ended December 31, 2006, 2005 and 2004, we incurred approximately $13.3 million, $3.9 million and $0.8 million, respectively, of rental expense under various lease agreements with these accredited investors. A portion of such amounts were accounted for as a reduction of the principal outstanding balance of the financing obligations, and a portion was accounted for as an increase to interest expense in the accompanying consolidated financial statements. The various lease agreements in place as of December 31, 2006 contain expiration dates ranging from August 2020 to December 2025. The following table sets forth the five-year, future minimum rental payments due to third parties under the various lease agreements (in thousands):

Year Ending December 31,	Future Minimum Rental Payments
2007	$16,190
2008	17,939
2009	17,604
2010	17,361
2011	17,116
Thereafter	135,540

Total	$221,750

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

During the years ended December 31, 2006, 2005 and 2004, our operating partnership incurred up-front costs of approximately $12.0 million, $11.6 million and $2.6 million, respectively, payable to our Former Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included on our audited consolidated balance sheets and amortized to interest expense over the life of the financing obligation.

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

During the year ended December 31, 2006, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in 11 industrial properties located in Arizona, Georgia, Indiana, Kentucky, Southern California and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 6.9 million OP Units valued at approximately $73.1 million to acquire such TIC Interests.

During the year ended December 31, 2005, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in two properties located in Memphis, Tennessee and one property located in Atlanta, Georgia. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 1.7 million OP Units valued at approximately $18.3 million to acquire such TIC Interests.

As of December 31, 2006, our operating partnership had options to purchase 209 TIC Interests in 23 properties. In early October 2006, our operating partnership provided notice of exercise of its purchase options to the holders of these TIC Interests. However, for the exercise to have been effective for each of these 23 properties, all of the TIC Interest holders in such property had to consent to amend the related master lease. The amendment fixed the number of OP Units to be paid and accelerated the date of closing of the purchase of the TIC Interests in each property to the earlier of: (1) a date selected by our operating partnership that was within 60 days after the completion of this offering; or (2) a date selected by our operating partnership that was within the stipulated closing period in the original master lease. The fixed purchase price for the TIC Interests was determined based on the value of the underlying real estate asset and the price per OP Unit paid in the Internalization. Our operating partnership received unanimous written consents to amend the master leases related to 14 of these 23 properties, which gives our operating partnership the right to purchase all remaining TIC Interests in these 14 properties for an aggregate of 6.8 million OP Units valued at approximately $76.9 million during the accelerated closing period. Our operating partnership did not receive unanimous consents for the nine remaining properties, which would have given our operating partnership the right to purchase all remaining TIC Interests in these nine properties for an aggregate of 8.6 million OP Units valued at approximately $96.5 million. Therefore, these nine properties will continue to be subject to our operating partnership’s purchase options under the terms of the original master leases. The closing periods for the purchase options relating to these nine remaining properties begin on March 31, 2007 and end on February 29, 2008.

Institutional Capital Management

DCT Fund I

As described in more detail above, on February 21, 2006, we entered into a joint venture with BBK to create Fund I. We contributed six industrial properties to Fund I totaling approximately 2.6 million rentable square feet after completion of a 330,000 square foot expansion project. The contribution value of the six buildings upon completion of the expansion was approximately $122.8 million. Contemporaneously with our contribution, Fund I issued $84.4 million of secured non-recourse debt, and BBK contributed $19.7 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $102.7 million. The expansion was completed during June 2006, and, contemporaneously with the completion of the expansion, Fund I issued $11.1 million of additional secured non-recourse debt and BBK contributed $2.6 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $13.7 million. With the completion of these transactions, our ownership of Fund I is 20% and BBK’s ownership of Fund I is 80%.

Pursuant to our joint venture agreement, we act as asset manager for Fund I and earn certain fees, including asset management fees related to the properties we manage. In addition to these fees, after we and BBK are repaid our respective capital contributions plus a preferred return, we have the right to receive a promoted interest in Fund I based on performance.

TRT-DCT Industrial Joint Venture I

We have entered into a strategic relationship with DCTRT whereby we have entered one and anticipate entering into an additional two joint ventures with DCTRT and/or its affiliates to serve as the exclusive vehicles through which DCTRT will acquire industrial real estate assets in certain major markets in which we currently operate until the end of 2008. The exclusivity provisions remain in effect so long as we introduce a certain minimum amount of potential acquisition opportunities within a specified time frame for each joint venture.

We act as co-general partner of these joint ventures, subject to the approval of major decisions by DCTRT, and earn an asset management fee of 45 basis points per annum on assets under management, an acquisition fee of 50 basis points of the joint venture’s pro rata share of the purchase price (including any assumed debt, but excluding certain transaction costs) of assets it acquires and, under certain circumstances, a construction management fee and a disposition fee. In addition to these fees, after we and DCTRT are repaid our respective capital contributions plus a preferred return, we have the right to receive a promoted interest based on performance. Each joint venture is funded as follows: (i) an equity contribution from DCTRT to the joint venture (which will generally be not less than approximately 80.0% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which generally will be up to approximately 20.0% of the joint venture’s required equity capitalization); and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55.0% and no more than 75.0%. Our actual ownership percent may vary depending on amounts of capital contributed and the timing of contributions and distributions.

On September 1, 2006, we entered into the first joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture I, G.P., or TRT-DCT Venture I, pursuant to which we anticipate TRT-DCT Venture I will own up to $208.0 million of industrial properties. As of December 31, 2006, the venture owned four buildings representing $57.3 million of industrial properties. TRT-DCT Venture I purchased two properties totaling approximately 525,000 rentable square feet during the year ended December 31, 2006 with a combined purchase price of approximately $32.4 million. On December 8, 2006, we contributed an additional two properties to TRT-DCT Venture I totaling approximately 576,000 rentable square feet with a combined contribution value of approximately $24.9 million. During 2007, additional assets will either be (a) contributed by us to TRT-DCT Venture I, (b) sold by us to DCTRT pursuant to terms described in the partnership agreement, or (c) acquired by TRT-DCT Venture I through third-party purchases.

As co-general partner, we make the initial determination as to whether an asset will be acquired by TRT-DCT Venture I, and this determination is then subject to DCTRT’s review and approval. With respect to our own assets, if the proposed asset has been owned by us for four months or less and no significant leasing, development or repositioning of the asset has occurred, the purchase price for the asset is equal to our total gross cost basis and, if the proposed asset has been owned by us for more than four months or significant leasing, development or repositioning of the asset has occurred, the purchase price for the asset is equal to the asset’s fair market value as determined by an unaffiliated appraiser plus incremental third-party costs including legal, due diligence and debt financing expenses. However, we have no obligation to sell an asset if the appraised value is less than our cost basis. Assets that are acquired from third parties are valued at the acquisition’s total gross cost, which includes the purchase price, due diligence costs and closing costs. We will receive an acquisition fee of 50 basis points as described above in connection with all assets that are contributed or sold.

Asset Management

In October 2006, we sold six industrial properties totaling approximately 1.2 million rentable square feet to DCTRT for a total purchase price of approximately $65.3 million. As described above, we will manage these assets and earn an asset management fee and DCTRT will have the obligation, under certain circumstances and subject to our approval, to contribute such assets to TRT-DCT Venture I at a later date.

Debt Service Requirements

As of December 31, 2006, we had total outstanding debt, excluding premiums and financing obligations related to our operating partnership’s private placement, of approximately $1.1 billion consisting primarily of unsecured notes and secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal

(for additional information, see Note 5 to our Consolidated Financial Statements as of and for the year ended December 31, 2006). Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service. During the years ended December 31, 2006 and 2005, our debt service, including principal and interest, totaled $68.2 million and $25.0 million, respectively.

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales, or Nexxus, to acquire six newly constructed buildings totaling approximately 859,000 rentable square feet. The six buildings will be located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligate us to acquire each of the six facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Timing on closing under the purchase obligation depends on leasing at each building prior to building completion. Our aggregate purchase price for the six facilities is no less than $33.8 million and increases as buildings are leased prior to closing. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with six separate letters of credit aggregating $33.8 million to secure our future performance under the forward purchase commitments, all subject to a variety of construction and site related conditions. Construction of the first building commenced in the first quarter of 2007. Closing on the individual buildings is expected to occur in 2007 and 2008.

Deltapoint

In March 2005, a wholly-owned subsidiary of our operating partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unrelated third-party developer, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC, or Deltapoint, a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to Deltapoint’s operating agreement, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return, and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our operating partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the distribution facility from Deltapoint upon the earlier to occur of (i) stabilization of the project, and (ii) May 9, 2007, at a purchase price, mostly dependent upon leasing, based on the originally budgeted development costs of approximately $26.0 million. Our future performance under the forward purchase commitment is secured by a letter of credit in the amount of $5.3 million. Construction of the facility was completed early in 2006 and the facility is currently in the leasing phase.

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

For the years ended December 31, 2006, 2005 and 2004, our board of directors declared distributions to stockholders totaling approximately $98.1 million, $62.3 million and $24.3 million, respectively, including distributions to OP unitholders. During the year ended December 31, 2006, we paid the following distributions: (i) $19.6 million on January 17, 2006, for distributions declared in the fourth quarter of 2005, (ii) $22.9 million on April 17, 2006, for distributions declared in the first quarter of 2006, (iii) $23.9 million on July 17, 2006, for distributions declared in the second quarter of 2006 and (iv) $24.3 million on October 2, 2006, for distributions declared in the third quarter of 2006. During the year ended December 31, 2005, we paid the following distributions: (i) $9.7 million on January 18, 2005, for distributions declared in the fourth quarter of 2004, (ii) $11.7 million on April 15, 2005, for distributions declared in the first quarter of 2005 (iii) $14.1 million on July 15, 2005, for distributions declared in the second quarter of 2005 and (iv) $16.9 million on October 17, 2005, for distributions declared in the third quarter of 2005.

Portions of the aforementioned distributions were satisfied through the issuance of shares pursuant to our distribution reinvestment plan as described below. The remainder was funded from cash flows from operations.

Distribution Reinvestment Plan

Pursuant to a distribution reinvestment plan, $40.7 million, $34.4 million and $12.9 million, respectively, of the distributions declared during the years ended December 31, 2006, 2005 and 2004, were satisfied through the issuance of approximately 4.1 million, 3.5 million and 1.3 million shares of our common stock, respectively, at a 5.0% discount from our then-current public offering share price. Prior to October 18, 2004, the discounted purchase price for such shares was $9.50 per share, and thereafter the purchase price was $9.975 per share. Our distribution reinvestment plan was terminated on December 23, 2006. However, we intend to adopt a new distribution reinvestment plan with different terms and we expect to implement this plan during the first half of 2007.

Share Redemption Program

Prior to our listing on the New York Stock Exchange, we maintained a share redemption program to provide liquidity for our stockholders and holders of OP units in our operating partnership until a secondary market developed for our shares. During the years ended December 31, 2006, 2005 and 2004, we redeemed approximately 1.3 million, 970,000 and 214,000 shares of our common stock, respectively, for total consideration of approximately $12.9 million, $9.3 million and $2.1 million, respectively, pursuant to the share redemption program. Our share redemption program was terminated on December 13, 2006.

Outstanding Indebtedness

Our outstanding indebtedness consists of secured mortgage debt, unsecured notes and secured and unsecured revolving credit facilities. As of December 31, 2006, outstanding indebtedness, excluding $48.9 million representing our proportionate share of debt associated with unconsolidated joint ventures, totaled approximately $1.1 billion. As of December 31, 2005, outstanding indebtedness totaled approximately $642.3 million. As of December 31, 2006, the historical cost of all our consolidated properties, including properties held for sale, was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt and senior secured credit facility was approximately $1.3 billion and $44.9 million, respectively. As of December 31, 2005, the total historical cost of our properties was approximately $2.0 billion and the total historical cost of properties securing our fixed rate mortgage debt was approximately $1.2 billion. Our debt has various covenants and we were in compliance with all of these covenants as of December 31, 2006 and 2005.

Lines of Credit

In December 2006, we amended our senior unsecured revolving credit facility with a syndicated group of banks, increasing the total capacity from $250.0 million to $300.0 million and extending the maturity date from December 2008 to December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, fixed charge coverage and secured indebtedness. As of December 31, 2006 and 2005, we were in compliance with all of these covenants. As of December 31, 2006, $34.3 million was outstanding under this facility and, as of December 31, 2005, there was no outstanding balance under this facility.

In June 2006, we borrowed approximately $132.0 million under our existing senior unsecured revolving credit facility to fund certain property acquisitions. Most notably, we borrowed $112.0 million to fund our acquisition of the Cal-TIA portfolio.

Concurrent with the amendment to our senior unsecured credit facility we amended our senior secured revolving credit facility pursuant to which a separate syndicated group of banks has agreed to advance funds to our operating partnership and third-party investors in our operating partnership’s private placement using TIC Interests in our buildings as collateral. Pursuant to the amendment, the total commitment decreased from $40.0 million to $5.4 million and the maturity date was restated from December 2008 to June 2007. At our election, the facility bears interest either at LIBOR plus 1.80%, or at prime plus 0.375% and is subject to an unused facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness and secured indebtedness. As of December 31, 2006 and 2005 we were in compliance with all of these covenants. According to the terms of the facility, in addition to our borrowings, any loans made to third-party investors in our operating partnership’s private placement reduce the total capacity available from this facility. In addition, the obligations of the borrowers under the facility are several but not joint. As of December 31, 2006 and 2005, approximately $5.4 million and $14.1 million, respectively, of loans had been advanced to such third parties and we had an outstanding balance of $6,000 and $16,000, respectively.

Debt Issuances

In June 2006, we issued, on a private basis, $275.0 million of senior unsecured notes requiring monthly interest-only payments at a variable interest rate of LIBOR plus 0.73% which mature in June 2008. In conjunction with this transaction, we entered into a $275.0 million swap to mitigate the effect of potential changes in LIBOR. In April 2006, we issued, on a private basis, $50.0 million of senior unsecured notes with a fixed interest rate of 5.53% which mature in April 2011, and $50.0 million of senior unsecured notes with a fixed interest rate of 5.77% which mature in April 2016. The notes require quarterly interest-only payments until maturity at which time a lump sum payment is due. In January 2006, we issued, on a private basis, $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014. The proceeds from these note issuances were used primarily to fund acquisitions of properties.

In September 2005, we issued, on a private basis, a $3.9 million secured, non-recourse note with a fixed interest rate of 4.97% which matures in October 2013. The note requires interest-only payments until April 1, 2007 at which time monthly payments of principal and interest are required. In January 2005, we issued, on a private basis, $57.0 million of secured, non-recourse notes with a stated fixed interest rate of 4.40% which mature in 2010. Prior to January 1, 2006, the notes required monthly payments of interest-only and thereafter monthly payments of principal and interest are required. In December 2004, we issued, on a private basis, a $55.0 million secured, non-recourse note. The note has a stated fixed interest rate of 5.31% and matures in 2015 and, prior to December 31, 2005, required monthly payments of interest only and thereafter requires monthly payments of principal and interest. The proceeds from these note issuances were used primarily to fund acquisitions of properties.

Debt Assumptions

During the year ended December 31, 2006, we assumed secured, non-recourse notes of approximately $18.1 million in conjunction with the acquisition of four properties. These assumed notes bear interest at fixed and variable rates ranging from 5.25% to 7.48% and require monthly payments of either interest, or principal and interest. The maturity dates of the assumed notes range from August 2011 to January 2016. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $455,000, which is amortized to interest expense over the remaining life of the underlying notes.

During the year ended December 31, 2005, we assumed 19 secured, non-recourse notes of approximately $434.1 million in conjunction with the acquisition of certain properties. These assumed notes bear interest at fixed and variable rates ranging from 4.72% to 8.50% and require monthly payments of either interest, or principal and interest. The maturity dates of such assumed notes range from February 2008 to November 2022. We assumed six of these notes totaling $308.8 million in connection with our merger with Cabot on July 21, 2005. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $8.7 million, which is amortized to interest expense over the remaining life of the underlying notes.

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2006 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Lines of Credit	Total
2007	$—	$7,644	$6	$7,650
2008	275,000	69,798	—	344,798
2009	—	7,306	—	7,306
2010	—	57,729	34,272	92,001
2011	50,000	234,328	—	284,328
Thereafter	100,000	256,017	—	356,017

Total	$425,000	$632,822	$34,278	$1,092,100

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our indebtedness will not exceed 60% of our total market capitalization at the time of incurrence. Our total market capitalization is defined as the sum of the market value of our outstanding shares of common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of restricted stock that we will issue to certain of our officers under our long-term incentive plan, plus the aggregate value of OP Units not owned by us, plus the book value of our total consolidated indebtedness. Since this ratio is based, in part, upon market values of equity, it will fluctuate with changes in the price of our shares of common stock; however, we believe that this ratio provides an appropriate indication of leverage for a company whose assets are primarily real estate. As of December 31, 2006, our debt to total market capitalization ratio was 34.0%. Our charter and our bylaws do not limit the amount or percentage of indebtedness that we may incur. We are, however, subject to certain leverage limitations pursuant to the restrictive covenants of our outstanding indebtedness. For example, under our senior unsecured revolving credit facility, we have agreed that we will not permit our total indebtedness to be more than 60% of our total asset value and our total secured indebtedness to be more than 40% of our total asset value. Our board of directors may from time to time modify our debt policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2006, specifically our obligations under long-term debt agreements, operating lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest	$1,349,069	$69,913	$442,969	$441,141	$395,046
Operating lease commitments	964	332	559	73	—
Operating leases related to our partnership’s private placement(2)	221,750	16,190	35,543	34,477	135,540
Purchase obligations(3)	65,804	65,804	—	—	—

Total	$1,637,587	$152,239	$479,071	$475,691	$530,586

(1)

From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations and are not included in the table above.

(2)	As of December 31, 2006, we had 13 operating lease obligations, all of which were in connection with our operating partnership’s private placement.

(3)

Construction of one facility was completed early in 2006 and the facility is currently in the leasing phase. We expect to complete the acquisition of this property during the second quarter of 2007. Construction of remaining buildings is scheduled for 2007.

Off-Balance Sheet Arrangements

As of December 31, 2006, 2005 and 2004, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In addition to operating leases as disclosed in the above table, we have $39.1 million of outstanding letters of credit and we own interests in unconsolidated joint ventures. Based on the provisions of the relevant joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes (for additional information, see Note 2 to our Consolidated Financial Statements). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is generally limited to the carrying amounts of our investments in the unconsolidated joint ventures, which were $42.3 million and $6.1 million as of December 31, 2006 and 2005, respectively. We have, however, made certain non-recourse guarantees with respect to certain debt issuances by these joint ventures, which, under certain limited circumstances, may become full-recourse guarantees.

Funds From Operations

We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains (or losses) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance.

The following table presents the calculation of our FFO reconciled from net loss for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	For The Years Ended December 31,
	2006(1)	2005	2004
Net loss attributable to common shares	$(158,043)	$(11,960)	$(255)
Adjustments:
Real estate related depreciation and amortization	111,792	72,206	19,273
Equity in losses of unconsolidated joint ventures	289	—	—
Equity in FFO of unconsolidated joint ventures	545	—	—
(Gain) loss on disposition of real estate interests	(9,409)	—	—
(Gain) loss on disposition of real estate interests related to discontinued operations	(5,187)	—	—
Gain on dispositions of non-depreciable assets	4,244	—	—
Minority interest in the operating partnership’s share of the above adjustments	(5,561)	(1,939)	(10)

Funds from operations attributable to common shares	$(61,330)	$58,307	$19,008
FFO attributable to dilutive OP Units	—	262	10

Funds from operations attributable to common shares—diluted	$(61,330)	$58,569	$19,018

Basic FFO per common share	$(0.41)	$0.60	$0.50
Diluted FFO per common share	$(0.41)	$0.60	$0.50

Weighted average common shares outstanding:
Basic	150,320	97,333	37,908
Dilutive OP Units	—	441	20

Diluted	150,320	97,774	37,928

(1)	Funds from operations for the year ended December 31, 2006 includes a charge for contract termination and related Internalization expenses of $172.2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices such as rental rates and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and OP unit holders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.

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

During the years ended December 31, 2006 and 2005, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt, which are expected to occur during the period from 2007 through 2012, and certain variable rate borrowings and, during 2005, such derivatives were used to hedge the variable cash flows associated with $150.0 million of forecasted issuances of debt, all of which were issued during 2006. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of December 31, 2006, derivatives with a negative fair value of $9.3 million were included in other liabilities. As a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances, approximately $11,000 was recorded as a realized loss during the year ended December 31, 2006. The liabilities associated with these derivatives would increase approximately $15.0 million if the market interest rate of the referenced swap index were to decrease 10% (or 0.52%) based upon the prevailing market rate as of December 31, 2006.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2006, we had approximately $334.5 million of variable rate debt outstanding. We have entered into an eight-month LIBOR-based, forward-starting swap to mitigate the risk of increasing interest rates for $275.0 million of our variable rate debt through February 2007. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10%, our interest expense for the years ended December 31, 2006 and 2005 would have increased by approximately $688,000 and $111,000, respectively.

As of December 31, 2006, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent registered public accounting firm’s report, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See “Index to Financial Statements” on Page 69 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2006, the end of the period covered by this annual report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2007 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2007 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2007 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2007 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2007 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The consolidated financial statements listed in the accompanying Index to Financial Statements on Page 69 are filed as a part of this report.

2. Financial Statement Schedules.

The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on Page 69. All other financial statement schedules are not applicable.

B. Exhibits.

The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page E-1 to E-3 of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

By:	/s/ PHILIP L. HAWKINS
Philip L. Hawkins, Chief Executive Officer and Director

Date: March 14, 2007

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WATTLES	Executive Chairman and Director	March 14, 2007
Thomas G. Wattles

/s/ PHILIP L. HAWKINS	Chief Executive Officer and Director	March 14, 2007
Philip L. Hawkins

/s/ STUART B. BROWN	Chief Financial Officer	March 14, 2007
Stuart B. Brown

/s/ PHILLIP R. ALTINGER	Director	March 14, 2007
Phillip R. Altinger

/s/ THOMAS F. AUGUST	Director	March 14, 2007
Thomas F. August

/s/ JOHN S. GATES, JR.	Director	March 14, 2007
John S. Gates, Jr.

/s/ TRIPP H. HARDIN, III	Director	March 14, 2007
Tripp H. Hardin, III

/s/ JAMES R. MULVIHILL	Director	March 14, 2007
James R. Mulvihill

/s/ JOHN C. O’KEEFFE	Director	March 14, 2007
John C. O’Keeffe

/s/ BRUCE L. WARWICK	Director	March 14, 2007
Bruce L. Warwick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DCT Industrial Trust Inc.:

We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. (formerly Dividend Capital Trust Inc.) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and other comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

March 14, 2007

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,
	2006	2005
ASSETS
Land	$513,143	$327,428
Buildings and improvements	2,120,821	1,499,414
Intangible lease assets	198,222	155,276
Construction in progress	32,702	12,807

Total Investment in Properties	2,864,888	1,994,925
Less accumulated depreciation and amortization	(199,574)	(96,604)

Net Investment in Properties	2,665,314	1,898,321
Investments in and advances to unconsolidated joint ventures	42,336	6,090

Net Investment in Real Estate	2,707,650	1,904,411
Cash and cash equivalents	23,310	94,918
Notes receivable	9,205	9,670
Deferred loan costs, net	6,175	6,498
Deferred loan costs – financing obligations, net	16,467	12,270
Straight-line rent and other receivables	17,137	18,347
Deferred acquisition costs and other assets, net	27,637	11,581
Assets held for sale	41,895	—

Total Assets	$2,849,476	$2,057,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$27,341	$26,139
Distributions payable	30,777	19,787
Tenant prepaids and security deposits	12,329	9,321
Other liabilities	14,135	6,769
Intangible lease liability, net	17,595	10,320
Lines of credit	34,278	16
Senior unsecured notes	425,000	—
Mortgage notes	641,081	642,242
Financing obligations	191,787	154,713
Liabilities related to assets held for sale	276	—

Total Liabilities	1,394,599	869,307

Minority interests	225,920	55,577
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 168,354,596 and 133,206,784 shares issued and outstanding as of December 31, 2006 and 2005, respectively	1,684	1,332
Additional paid-in capital	1,595,808	1,235,156
Distributions in excess of earnings	(357,076)	(100,888)
Accumulated other comprehensive loss	(11,459)	(2,789)

Total Stockholders’ Equity	1,228,957	1,132,811

Total Liabilities and Stockholders’ Equity	$2,849,476	$2,057,695

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share information)

	2006	2005	2004
REVENUES:
Rental revenues	$217,881	$117,220	$33,498
Institutional capital management and other fees	1,256	—	—

Total Revenues	219,137	117,220	33,498

OPERATING EXPENSES:
Rental expenses	22,994	12,497	3,283
Real estate taxes	27,009	14,449	3,651
Real estate related depreciation and amortization	107,873	68,344	18,649
General and administrative expenses	7,861	2,794	2,097
Asset management fees, related party	13,426	8,901	1,525

Total Operating Expenses	179,163	106,985	29,205

Operating Income	39,974	10,235	4,293

OTHER INCOME AND EXPENSE:
Equity in losses of unconsolidated joint ventures, net	(289)	—	—
Gain on dispositions of real estate interests	9,409	—	—
Loss on contract termination and related Internalization expenses	(172,188)	—	—
Interest expense	(66,789)	(28,474)	(5,978)
Interest income and other	5,368	3,193	1,408
Income taxes	(1,392)	(210)	(275)

Loss Before Minority Interests and Discontinued Operations	(185,907)	(15,256)	(552)

Minority interests	22,014	524	—

Loss From Continuing Operations	(163,893)	(14,732)	(552)

Income From Discontinued Operations	5,850	2,772	297

NET LOSS	$(158,043)	$(11,960)	$(255)

LOSS PER COMMON SHARE – BASIC AND DILUTED:
Loss From Continuing Operations	$(1.09)	$(0.15)	$(0.02)
Income From Discontinued Operations	0.04	0.03	0.01

Net Loss	$(1.05)	$(0.12)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	150,320	97,333	37,908

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

And Other Comprehensive Loss

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2003	12,470	$125	$108,817	$(2,118)	$—	$106,824
Comprehensive income:
Net loss	—	—	—	(255)	—	(255)
Net unrealized loss on cash flow hedging derivatives	—	—	—	—	(4,268)	(4,268)

Comprehensive loss						(4,523)
Issuance of common stock, net of offering costs	55,464	554	504,699	—	—	505,253
Redemption of common stock	(214)	(2)	(2,081)	—	—	(2,083)
Amortization of stock-based compensation	—	—	6	—	—	6
Distributions on common stock	—	—	—	(24,263)	—	(24,263)

Balance as of December 31, 2004	67,720	677	611,441	(26,636)	(4,268)	581,214

Comprehensive income:
Net loss	—	—	—	(11,960)	—	(11,960)
Net unrealized gain on cash flow hedging derivatives	—	—	—	—	965	965
Amortization of cash flow hedging derivatives	—	—	—	—	514	514

Comprehensive loss						(10,481)
Issuance of common stock, net of offering costs	66,457	665	632,954	—	—	633,619
Redemption of common stock	(970)	(10)	(9,268)	—	—	(9,278)
Amortization of stock-based compensation	—	—	29	—	—	29
Distributions on common stock	—	—	—	(62,292)	—	(62,292)

Balance as of December 31, 2005	133,207	1,332	1,235,156	(100,888)	(2,789)	1,132,811

Comprehensive income:
Net loss	—	—	—	(158,043)	—	(158,043)
Net unrealized loss on cash flow hedging derivatives	—	—	—	—	(9,302)	(9,302)
Amortization of cash flow hedging derivatives	—	—	—	—	632	632

Comprehensive loss						(166,713)
Issuance of common stock, net of offering costs	36,478	365	373,429	—	—	373,794
Redemption of common stock	(1,330)	(13)	(12,898)	—	—	(12,911)
Amortization of stock-based compensation	—	—	121	—	—	121
Distributions on common stock	—	—	—	(98,145)	—	(98,145)

Balance as of December 31, 2006	168,355	$1,684	$1,595,808	$(357,076)	$(11,459)	$1,228,957

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005, and 2004

(in thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(158,043)	$(11,960)	$(255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	(21,269)	(526)	—
Gain on disposition of real estate interests	(10,352)	—	—
Gain on development contributions and other land sales	(4,244)	—	—
Real estate related depreciation and amortization	111,792	71,023	19,273
Expense related to Internalization	172,188	—	—
Loss (gain) on hedging activities	11	(108)	(545)
Distributions of earnings from unconsolidated joint ventures	377	—	—
Equity in losses of unconsolidated joint ventures and other, net	(1,300)	(1,897)	(769)
Changes in operating assets and liabilities:
Other assets	(2,229)	(5,624)	(1,055)
Accounts payable, accrued expenses and other liabilities	4,783	15,387	4,539

Net cash provided by operating activities	91,714	66,295	21,188

INVESTING ACTIVITIES:
Real estate acquisitions	(1,058,880)	(661,098)	(548,158)
Purchase of minority interests	(39,123)	—	—
Capital expenditures	(87,425)	(89,224)	(320)
Decrease (increase) in deferred acquisition costs	(11,342)	2,552	(4,922)
Investments in unconsolidated joint ventures, net	(38,041)	—	—
Proceeds from dispositions of real estate investments	265,593	—	—
Decrease (increase) in restricted cash	(282)	(413)	(5,150)
Originations of notes receivable	(1,200)	(5,585)	(4,314)
Proceeds from repayments of notes receivable	1,568	—	—
Master lease payments received	371	2,891	2,532

Net cash used in investing activities	(968,761)	(750,877)	(560,332)

FINANCING ACTIVITIES:
Net proceeds from (reduction of) lines of credit	34,262	12	(996)
Proceeds from unsecured notes	425,000	—	—
Proceeds from mortgage notes	—	60,926	55,000
Principal payments on mortgage notes	(17,673)	(2,852)	(883)
Proceeds from financing obligations	121,322	145,332	29,940
Principal payments on financing obligations	(12,349)	(5,287)	(139)
Increase in deferred loan costs	(1,490)	(3,893)	(4,866)
Increase in deferred loan costs – financing obligation	(12,297)	(11,419)	(2,845)
Proceeds from sale of common stock	354,202	664,200	547,752
Offering costs for issuance of common stock	(28,349)	(60,874)	(52,601)
Redemption of common stock	(16,802)	(5,387)	(2,083)
Settlement of cash flow hedging derivative	—	(467)	(2,182)
Distributions to common stockholders	(39,101)	(23,849)	(7,510)
Distributions to minority interests	(2,728)	(462)	—
Contributions from minority interests	1,442	—	—

Net cash provided by financing activities	805,439	755,980	558,587

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,608)	71,398	19,443
CASH AND CASH EQUIVALENTS, beginning of period	94,918	23,520	4,077

CASH AND CASH EQUIVALENTS, end of period	$23,310	$94,918	$23,520

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$65,189	$22,751	$4,740
Assumption of secured debt in connection with real estate acquired	$18,112	$434,073	$45,619
Amount issued in common stock pursuant to the distribution reinvestment plan	$51,726	$28,561	$8,491

Issuance of OP Units related to Internalization (see Note 13)	$169,975	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  Organization

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

Prior to October 10, 2006, our day-to-day activities were managed by Dividend Capital Advisors LLC (our “Former Advisor”), under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement. On July 21, 2006, we entered into a contribution agreement between our operating partnership and Dividend Capital Advisors Group LLC (“DCAG”), the parent company of our Former Advisor. On October 10, 2006, pursuant to the contribution agreement, our operating partnership acquired our Former Advisor from DCAG for an aggregate 15,111,111 units of limited partnership interest in our operating partnership (“OP Units”), which included the modification of a special series of units of limited partnership interest in our operating partnership (the “Special Units,” which are described in Note 9) held by DCAG into 7,111,111 OP Units. We refer to this transaction as the “Internalization.” In connection with the Internalization, our Former Advisor became a wholly-owned subsidiary of our operating partnership (see the additional description of the Internalization in Note 13).

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

Prior to the Internalization, we did not directly employ any employees. Upon closing of the Internalization, we employed 60 persons and, as of December 31, 2006, we employed 64 persons.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of our company and our consolidated subsidiaries and partnerships which we control either through ownership of a majority voting interest, as the primary beneficiary, or otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. In June 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.

Reclassifications

Certain items in the consolidated financial statements for 2005 and 2004 have been reclassified to conform to the 2006 presentation.

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

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development or improvement of real estate, including acquisition fees and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, property taxes, insurance and other such costs if appropriate. Interest is capitalized on actual expenditures from the period when development commences until the asset is substantially complete based on our current borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141. The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases which may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. These assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to revenues.

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

Impairment of Long-Lived Assets

Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 provides that such an evaluation should be performed when events or changes in circumstances indicate such an evaluation is warranted. Examples include the point at which we deem the long-lived asset to be held for sale, downturns in the economy, etc. Impairment of long-lived assets is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our consolidated financial statements.

Discontinued Operations

In accordance with SFAS No. 144, we classify certain properties and related assets and liabilities as held for sale when the potential sale of such property is considered probable (see Note 16 for additional information). At such time, the respective assets and liabilities are presented separately on the consolidated balance sheet as of December 31, 2006. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell. The operating results of such properties are presented in discontinued operations in current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in results from discontinued operations. The net gain on sale and any impairment losses are presented in results from discontinued operations when recognized.

Equity Method

We present investments in unconsolidated joint ventures under the equity method. The equity method is used when we have the ability to exercise significant influence over the operating and financial policies of a joint venture but do not control the joint venture. Under the equity method, these investments (including advances to the joint venture) are initially recorded on our consolidated balance sheets at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in investments in and advances to unconsolidated joint ventures on the accompanying consolidated balance sheets (see Note 4 for additional information). Distributions from these investments that are related to earnings from operations are included in cash flow from operations and distributions that are related to capital transactions are included in cash flow from investing activities in the statement of cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in such cash investments or accounts and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash includes cash held in escrow in connection with property acquisitions, utility deposits, real estate tax payments and issuance of mortgage debt.

Notes Receivable

Notes receivable consists primarily of amounts loaned as part of a strategic relationship we entered into to acquire properties from a third-party national real estate developer. We have committed, but have no legal obligation, to lend up to $15.0 million in connection with various development projects. As of December 31, 2006 and 2005, we had approximately $9.2 million and $9.7 million in notes receivable outstanding. In addition to the 9.5% to 10% interest earned on the majority of the notes, we also obtained certain acquisition rights to the properties being developed. These notes have maturity dates ranging from July 2007 to May 2014. For the years ended December 31, 2006, 2005 and 2004, we recognized interest income from these notes of approximately

$897,000, $779,000 and $267,000, respectively. All costs associated with executing these notes have been capitalized as deferred loan costs and are included in deferred acquisition costs and other assets on the accompanying consolidated balance sheets. Such costs are amortized as a reduction in interest income over the term of the outstanding notes receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $5.2 million and $2.9 million as of December 31, 2006 and 2005, respectively. Unamortized deferred loan costs are written-off when debt is retired before the maturity date.

During the years ended December 31, 2006 and 2005, our partnership incurred upfront costs of approximately $12.0 million and $11.6 million payable to our Former Advisor and other affiliates for affecting transactions pursuant to our partnership’s private placement, which are accounted for as deferred loan costs. Such deferred loan costs are included on our consolidated balance sheets and amortized to interest expense over the life of the financing obligation (see Note 8 for additional information). As described in Note 8, if our partnership elects to exercise any purchase option and issue limited partnership units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sub-lease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98, Accounting for Leases (“SFAS No. 98”).

Debt

Debt consists of fixed and variable rate secured mortgage debt, a senior unsecured revolving credit facility and a senior secured revolving credit facility. Our fixed rate secured mortgage debt that was assumed in connection with our acquisition activities includes premiums which, net of accumulated amortization, were approximately $8.3 million and $9.9 million as of December 31, 2006 and 2005, respectively.

Costs of Raising Capital

Costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity.

Comprehensive Income (Loss)

We report comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity and other comprehensive loss. Amounts reported in accumulated other comprehensive income (loss) related to hedging transactions will be amortized to interest expense over the life of our hedged debt issuances. Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions is reported in the accompanying consolidated statements of operations. See Note 6 for additional information.

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

As of December 31, 2006, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the changes in the fair value of the derivative that represents changes in expected future cash flows which are effectively hedged by the derivative are initially reported in other comprehensive income (loss) on our consolidated statements of stockholders’ equity and other comprehensive loss (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the hedge is recognized in other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative was intended to hedge. The change in value of any derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes.

Our objective in using derivatives is to add stability to future interest expense and to manage our exposure to interest rate volatility associated with our forecasted debt issuances and certain variable rate borrowings. To accomplish this objective, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the years ended December 31, 2006, 2005 and 2004, such derivatives were used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancings of existing debt upon maturity.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. We record rental revenues for the full term of each lease on a straight-line basis. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the years ended December 31, 2006, 2005 and 2004, the total increase to rental revenues due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $7.7 million, $5.1 million and $2.1 million, respectively.

Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as rental revenue in the same period the related expenses are incurred. Tenant recovery income recognized as rental revenue for the years ended December 31, 2006, 2005 and 2004 was $37.7 million, $20.5 million and $5.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above and/or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141 and amortized to rental revenues over the life of the respective leases. For the years ended December 31, 2006, 2005 and 2004 the total net decrease to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations, was approximately $1.3 million, $2.3 million and $0.8 million, respectively.

Future minimum base rental payments due to the Company from our tenants under non-cancelable operating leases in effect as of December 31, 2006 were as follows (in thousands):

Year Ended December 31,	Amount

2007	$188,822
2008	159,286
2009	120,926
2010	85,462
2011	56,114
Thereafter	115,233

Total	$725,843

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements. Additionally, leases that are considered month-to-months are not included.

Early lease termination fees are recorded in rental revenues when such amounts are earned and the unamortized balances of assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items on our consolidated statements of operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. During the years ended December 31, 2006 and 2005, the early termination of leases, including amounts reported as discontinued operations, resulted in additional income of approximately $1.7 million and $3.8 million, respectively, and resulted in no additional expenses. We had no early lease terminations during 2004.

We earn revenues including asset management fees, acquisition fees and other fees pursuant to joint venture and other agreements. This may include acquisition fees based on the sale or contribution of assets and are included in the statements of operations in institutional capital management and other fees. We recognize revenues from property management, asset acquisition fees and other services when the related fees are earned and are realized or realizable.

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

Income Taxes

We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to United States Federal income taxes at the corporate level on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to “throw back” dividends from the subsequent tax year in order to avoid current taxation on undistributed income. Throwing back of dividends can result in excise taxes. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to United States Federal income tax. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from sales of property that was property held for sale to customers in the ordinary course.

Certain of our operations (property management, asset management, risk, etc.) are conducted through taxable REIT subsidiaries, which are subsidiaries of the operating partnership and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use the TRS format to facilitate activities that are not generally considered to be qualifying REIT activities.

For our taxable REIT subsidiaries, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized.

New Accounting Pronouncements

In December 2006, the FASB issued FASB Staff Position on EITF No. 00-19, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements, specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective for new and modified registration payment arrangements. Registration payment arrangements that were entered into before the FSP was issued would become subject to its guidance for fiscal years beginning after December 15, 2006 by recognizing a cumulative-effect adjustment in retained earnings as of the year of adoption. We are required to adopt the FSP in the first quarter of 2007. The Company is currently evaluating the impact of the FSP and does not believe it will have a material impact on our consolidated financial statements.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of this pronouncement did not have a material impact on our annual 2006 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair-value measurements. We will adopt the provisions of SFAS No. 157 during the first quarter of 2008. We do not believe such adoption will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48. We do not believe such adoption will have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which supersedes Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement amends the requirements for the accounting for and reporting of changes in accounting principle. It requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the requirements of SFAS No. 154 in the fourth quarter of 2005 and there was no material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. This statement focuses primarily on accounting for transactions in which an entity obtains employment services in stock-based payment transactions. SFAS No. 123(R) is effective for publicly listed companies for the annual period beginning after December 15, 2005. We adopted SFAS No. 123(R) during the first quarter of 2006 and there was no material impact on our consolidated financial statements.

Note 3.  Real Estate

Our consolidated real estate assets consist of operating properties, properties under development and land held for future development. Our real estate assets, presented at historical cost, include the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Operating properties	$2,807,736	$1,978,475
Properties under development	33,958	8,401
Land held for development	23,194	8,049

Total Investment in Properties	2,864,888	1,994,925
Less accumulated depreciation and amortization	(199,574)	(96,604)

Net Investment in Properties	$2,665,314	$1,898,321

Acquisition Activity

During the year ended December 31, 2006, we acquired 133 operating properties located in 20 markets, aggregating approximately 19.3 million square feet for a total cost of approximately $1.0 billion, which includes acquisition fees. These properties were acquired from unrelated third parties, using net proceeds from our public offerings, our operating partnership’s private placement and debt issuances and existing cash balances. In addition we acquired two development properties located in two markets, aggregating approximately 1.1 million square feet for a total cost of approximately $49.7 million. For all properties acquired and consolidated, the results of operations for such properties are included in our consolidated statements of operations from the dates of acquisition.

Notable Acquisitions

Rittiman Portfolio

On December 7, 2006, we purchased a portfolio of thirteen buildings comprising approximately 1.2 million rentable square feet located in San Antonio (collectively referred to as the “Rittiman Portfolio”), for a total cost of approximately $40.3 million. Upon acquisition the Rittiman Portfolio was 72.6% leased and occupied. The preliminary allocation of the purchase price was based on our estimate of the fair value based on all available information and will be finalized during 2007.

Cal TIA Portfolio

On June 9, 2006, we purchased a portfolio of 78 buildings comprising approximately 7.9 million rentable square feet located in eight markets, as well as a land parcel comprising 9.2 acres located in the Orlando market

(collectively referred to as the “Cal TIA Portfolio”), for a total cost of approximately $510.1 million (which includes an acquisition fee of approximately $4.9 million that was paid to our Former Advisor). Upon acquisition, this portfolio was 92.2% leased and occupied.

PC Portfolio

On May 19, 2006, we acquired a portfolio of ten buildings comprising approximately 2.7 million rentable square feet located in Columbus, Ohio (collectively referred to as the “PC portfolio”). Upon acquisition, this portfolio was 82.7% leased and occupied. The PC portfolio was acquired for a total cost of approximately $108.3 million, which includes an acquisition fee of approximately $1.1 million paid to our Former Advisor.

OCMI Portfolio

On April 13, 2006, we acquired a portfolio of seven buildings comprising approximately 1.9 million rentable square feet (collectively referred to as the “OCMI portfolio”). Of these seven buildings, four are located in Minneapolis, Minnesota, two are located in Plainfield, Indiana, and one is located in Columbus, Ohio. Upon acquisition, the OCMI portfolio was 100% leased and occupied. The OCMI portfolio was acquired for a total cost of approximately $96.7 million, which includes an acquisition fee of approximately $1.0 million paid to our Former Advisor.

Disposition Activity

During the year ended December 31, 2006, we disposed of a total of 21 operating properties comprising approximately 5.0 million rentable square feet in eleven markets. We sold 13 properties comprising 1.8 million rentable square feet to third parties for total gross proceeds of approximately $117.9 million. The remaining eight properties comprising approximately 3.2 million rentable square feet were contributed to institutional funds in which we maintain ownership interests for a total contribution value of approximately $147.7 million (see discussion below).

Contribution of Properties to Institutional Funds

TRT-DCT Industrial Joint Venture I

On September 1, 2006, we entered into the first joint venture agreement with Dividend Capital Total Realty Trust Inc., “DCTRT”, TRT-DCT Industrial Joint Venture I, G.P., “TRT-DCT Venture I,” pursuant to which we anticipate TRT-DCT Venture I will own up to $208.0 million of industrial properties. This joint venture is funded as follows: (i) an equity contribution from DCTRT to the joint venture (which will generally be not less than approximately 80.0% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which will be up to approximately 20.0% of the joint venture’s required equity capitalization); and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55.0% and no more than 75.0%. Our actual ownership percent may vary depending on amounts of capital contributed and the timing of contributions and distributions. On December 8, 2006, we contributed two properties to TRT-DCT Venture I totaling approximately 576,000 rentable square feet with a combined gross contribution value of approximately $24.9 million. Upon closing the transaction we received a distribution of approximately $22.2 million, reflecting 90% of the total gross contribution value minus TRT’s pro rata share of closing costs and prorations.

As co-general partner, we make the initial determination as to whether an asset will be acquired by TRT-DCT Venture I, and this determination is then subject to DCTRT’s review and approval. With respect to our own assets, if the proposed asset has been owned by us for four months or less and no significant leasing, development or repositioning of the asset has occurred, the purchase price for the asset is equal to our total gross cost basis and, if the proposed asset has been owned by us for more than four months or significant leasing, development or repositioning of the asset has occurred, the purchase price for the asset is equal to the asset’s fair market value as determined by an unaffiliated appraiser plus incremental third-party costs including legal, due diligence and debt financing expenses. However, we have no obligation to sell an asset if the appraised value is less than our cost basis. Assets that are acquired from third parties are valued at the acquisition’s total gross cost, which includes the purchase price, due diligence costs and closing costs. We will receive an acquisition fee of 50 basis points in connection with all assets that are contributed or sold.

DCT Fund I

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

The contribution of the six properties into Fund I (exclusive of the expansion project) resulted in a total gain of approximately $4.2 million of which approximately $3.4 million was recognized in our earnings in during the year ended December 31, 2006. The completion of the expansion in June 2006 resulted in an additional gain of approximately $5.2 million of which approximately $4.2 million was recognized in earnings during 2006. In total, the transaction resulted in an aggregate gain of approximately $7.6 million for the year ended December 31, 2006. The remaining gain of approximately $1.8 million has been deferred and is being amortized to earnings over the weighted average life of the buildings.

Pursuant to our joint venture agreement, we act as asset manager for Fund I and earn certain fees, including asset management fees, related to the properties we manage. In addition to these fees, after we and BBK are repaid our respective capital contributions plus a preferred return, we have the right to receive a promoted interest in Fund I based on performance. Although Fund I’s day-to-day business affairs are managed by us, both us and BBK have substantive participating rights and participate in all major decisions.

Discontinued Operations

As of December 31, 2006, we determined that the potential sale of two properties to a third party was probable and classified those properties as held for sale in accordance with SFAS No. 144. See Note 16 for additional information.

Development Projects

SCLA

In July 2005, we entered into a joint venture agreement, which was amended and restated in October 2006, with Stirling to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket of the Southern California industrial real estate market. We refer to this development project as SCLA and this joint venture as the SCLA joint venture (“Stirling Capital Investments”). While our exact equity interest in the joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits after all priority distributions. Stirling entered into two master development agreements to be the exclusive developer of SCLA for the next 13 years (including extensions) and assigned to the SCLA joint venture its rights related to the 4,350 acres designated primarily for industrial development.

Logistics Way

On September 12, 2006, we entered into a joint venture agreement with Logistics Way Investors Joint Venture (“LWI”), an unrelated third-party developer, to acquire approximately 36 acres of land and to develop a 570,000 rentable square foot distribution facility in the city of Nashville, Tennessee (“Logistics Way”). Pursuant to the joint venture agreement, LWI and we will provide approximately 5% and 95%, respectively, of the required equity capital to fund the development project and, during the year ended December 31, 2006, LWI and we contributed equity capital of approximately $0.2 million and $3.2 million, respectively. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase LWI’s interest in the venture at fair market value any time after the later to occur of (i) stabilization of the project, and (ii) the date 12 months after completion of the project. LWI has the right to put their interest to us 18 months after shell completion at fair market value. We currently estimate that the building will be completed in April 2007 for a total estimated cost of approximately $22.1 million including land costs. Our investment in this joint venture is included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

Dulles Summit

On August 4, 2006, we entered into a joint venture agreement with SIP 8, L.P. (“SIP”), an unrelated third-party developer, to acquire approximately 50 acres of land, including 33 developable acres and 17 acres of un-developable wetlands in Dulles, Virginia (“Dulles Summit”). The joint venture will develop a total of six light industrial facilities in two phases aggregating approximately 456,000 rentable square feet, with each phase consisting of three buildings. Pursuant to the joint venture agreement, SIP and we will provide approximately 5% and 95%, respectively, of the required equity capital to fund the development project and, during the year ended December 31, 2006, SIP and we contributed initial equity capital of approximately $12.9 million and $0.6 million, respectively. Also pursuant to the joint venture agreement, we have the ability to control, and therefore consolidate, the joint venture. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SIP’s interest in the venture at fair market value on a building by building basis, and SIP has the right to put their interest in the venture to us at fair market value on a phase by phase basis, upon stabilization. We currently estimate that construction of phase I will begin during the second quarter of 2007 for a total estimated cost of approximately $24.3 million including land costs. This joint venture is consolidated and included in the accompanying consolidated balance sheets.

Sycamore Canyon

On April 20, 2006, we entered into a joint venture agreement with SycCanyonS JP/PI, LLC (“SCS”), an unrelated third-party developer, to acquire approximately 35 acres of land and to develop two distribution buildings comprising approximately 900,000 rentable square feet in the City of Riverside, California (“Sycamore Canyon”). Pursuant to the joint venture agreement, SCS and we will provide approximately 10% and 90%, respectively, of the required equity capital, which is currently estimated to be approximately $4.0 million to fund the development project. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SCS’s interest in the venture at fair market value any time after the later to occur of (i) stabilization of the project, and (ii) the date 48 months after completion of the project. SCS has the right to put their interest to us 12 months after shell completion at fair market value. We currently estimate that the first building will be completed in 2007 for a total estimated cost of approximately $23.4 million including land costs. Our investment in this joint venture is included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

SouthCreek IV Distribution Facility

On May 19, 2005, we entered into a joint venture agreement with SV Atlanta SouthCreek IV, L.P. (“SouthCreek”), an unrelated third-party developer, to acquire 37 acres of land and to develop a 556,800 square foot distribution facility located in Atlanta, Georgia. Pursuant to the joint venture agreement, SouthCreek and we will provide approximately 3% and 97%, respectively, of the required equity capital, which is estimated to be a total of approximately $5.6 million, to fund the development project. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SouthCreek’s interest in the venture at any time after the later to occur of (i) stabilization of the project, and (ii) the date 18 months after completion of the project. The facility was completed during 2006 for approximately $18.9 million and is currently being leased. Our investment in this joint venture is included in investments in and advances to unconsolidated joint ventures in the accompanying consolidated balance sheets.

Intangible Assets

Aggregate net amortization for intangible assets recognized pursuant to SFAS No. 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 for additional information) was approximately $31.5 million, $21.3 million and $5.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net increase (decrease) to rental revenues due to the amortization of above and below market rents for the next 5 years (in thousands):

For the 12 Months Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
2007	$30,909	$(485)
2008	26,320	18
2009	18,182	(134)
2010	11,797	(250)
2011	6,737	302

Total	$93,945	$(549)

Note 4.  Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. The following describes our unconsolidated joint ventures as of December 31, 2006 and 2005:

Unconsolidated Joint Ventures	DCT Ownership Percentage As of December 31, 2006	Number of Buildings	Net Equity Investment
			December 31, 2006	December 31, 2005
Institutional Funds:			(in thousands)
DCT Fund I LLC	20%	6	$3,426	$—
TRT-DCT Venture I	10%	4	5,704	—
Developments:
SouthCreek IV Distribution Facility	97%	1	6,280	5,937
Panattoni Investments	0.5%	3	251	153
Sycamore Canyon	90%	1	4,109	—
Stirling Capital Investments (SCLA) (1)	50%	1	19,246	—
Logistics Way	95%	1	3,320	—

Total		17	$42,336	$6,090

(1)	Although we contributed 100% of the initial equity capital required by the venture, our partners retain certain participation rights in the partnership’s available cash flows.

Note 5.  Outstanding Indebtedness

Our outstanding indebtedness consists of secured mortgage debt, unsecured notes and secured and unsecured revolving credit facilities (“lines of credit”). As of December 31, 2006, outstanding indebtedness, excluding $48.9 million representing our proportionate share of debt associated with unconsolidated joint ventures, totaled approximately $1.1 billion. As of December 31, 2005, outstanding indebtedness totaled approximately $642.3 million. As of December 31, 2006, the historical cost of all our consolidated properties, including properties held for sale, was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt and senior secured credit facility was approximately $1.3 billion and $44.9 million, respectively. As of December 31, 2005, the total historical cost of our properties was approximately $2.0 billion and the total historical cost of properties securing our fixed rate mortgage debt was approximately $1.2 billion. Our debt has various covenants and we were in compliance with all of these covenants as of December 31, 2006 and 2005.

Our outstanding indebtedness is summarized in the table below (dollars in thousands):

	Stated Interest Rate	Maturity Date	Outstanding Balance as of December 31,
			2006	2005
Senior Unsecured Notes:
2 year, variable rate (1) (5)	6.08%	June 2008	$275,000	$—
5 year, fixed rate (1)	5.53%	April 2011	50,000	—
8 year, fixed rate (1)	5.68%	January 2014	50,000	—
10 year, fixed rate (1)	5.77%	April 2016	50,000	—
Mortgage Notes:
Variable:
Cabot	6.55%	October 2011	25,237	25,237
Fixed:
7 year, fixed rate	5.00%	March 2011	38,679	39,328
10 year, fixed rate (1)	5.31%	January 2015	53,910	54,994
5 year, fixed rate (1)	4.40%	January 2010	55,716	56,997
8 year, fixed rate	4.97%	October 2013	3,926	3,926
Park West G	7.08%	July 2008	16,214	16,711
Mid South Logistics Center	6.40%	November 2012	12,543	12,688
Sky Harbor Transit Center	6.22%	September 2012	3,675	3,760
Shelby 4	7.40%	December 2017	1,349	1,426
Shelby 5	5.69%	December 2013	7,763	8,050
Shelby 19	6.72%	November 2022	12,005	12,413
Miami Commerce Center	6.91%	October 2018	5,889	6,200
Shelby 18	8.50%	October 2008	7,973	8,072
1615 Diplomat Drive.	7.25%	July 2008	2,423	2,496
Memphis Distriplex	6.79%	July 2011	4,619	4,689
Binney & Smith Distribution Center	6.97%	June 2013	10,795	11,388
Roosevelt Distribution Center.	7.11%	December 2011	2,348	—
111 Lake Drive.	5.79%	April 2013	5,389	—
2401 Midpoint Drive.	5.25%	January 2016	5,743	—
Park West	7.21%	July 2008	11,156	11,371
Baltimore-Washington	6.30%	September 2012	26,769	27,146
Blackhawk	4.89%	February 2008	19,997	19,998
Greens Crossing	6.44%	October 2012	7,058	7,176
Willowbrook	6.84%	September 2012	8,212	8,314
Cabot	5.06%	January 2011	57,494	57,494
Cabot	4.72%	April 2011	50,150	50,150
Cabot	5.16%	July 2012	62,740	62,740
Cabot	4.91%	April 2012	51,764	62,600
Cabot	4.79%	October 2011	50,549	50,549
Rockaway	7.22%	March 2008	6,289	6,470
452 Business Center	7.48%	August 2011	4,448	—

Weighted Avg./Totals (3)	5.41%		1,057,822	632,383
Premiums, Net of Amortization (2)			8,259	9,859

Total Senior Unsecured Notes and Mortgage Notes			1,066,081	642,242
Secured and Unsecured Credit Facilities:
Senior Unsecured Revolving Credit Facility (4)	6.15%	December 2010	34,272	—
Senior Secured Revolving Credit Facility (4)	7.15%	June 2007	6	16

Outstanding Balance on Credit Facilities			34,278	16

Total Carrying Value of Debt			$1,100,359	$642,258

Fixed Rate Debt			$757,585	$607,146
Premiums, Net of Amortization			8,259	9,859
Variable Rate Debt(5)			334,515	25,253

Total Carrying Value of Debt			$1,100,359	$642,258

(footnotes on following page)

(footnotes to previous page)

(1)

We assigned certain derivative instruments to these notes and pursuant to SFAS No. 133 (see Note 2), the fair value of these derivative instruments will be amortized to interest expense over the life of the assigned notes.

(2)

Certain mortgages were assumed in conjunction with the acquisition of properties and, pursuant to SFAS No. 141 (see Note 2), the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

(3)	Weighted-average interest rates are based upon outstanding balances as of December 31, 2006.
(4)

Our senior unsecured revolving credit facility bears interest at LIBOR (5.35% as of December 31, 2006) plus between 0.55% and 1.1% or at our election prime. Our senior secured revolving credit facility bears interest at either prime (8.250% and 7.250% as of December 31, 2006 and 2005, respectively) plus 0.375% or, at our election, LIBOR plus 1.80%.

(5)

During June 2006, we issued $275.0 million of variable rate, senior unsecured notes. In conjunction with this transaction, we entered into a LIBOR-based swap which fixed the interest rate associated with these notes until February 2007, which effectively reduced our total variable rate debt outstanding from $334.5 million to $59.5 million as of December 31, 2006. Additionally in June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate our risk of future interest rate fluctuations after February 2007.

Debt Issuances

In June 2006, we issued, on a private basis, $275.0 million of senior unsecured notes requiring monthly interest-only payments at a variable interest rate of LIBOR plus 0.73% which mature in June 2008. In conjunction with this transaction, we entered into a $275.0 million swap to mitigate the effect of potential changes in LIBOR. See Note 6 for additional information regarding our hedging transactions. In April 2006, we issued, on a private basis, $50.0 million of senior unsecured notes with a fixed interest rate of 5.53% which mature in April 2011, and $50.0 million of senior unsecured notes with a fixed interest rate of 5.77% which mature in April 2016. The notes require quarterly interest-only payments until maturity at which time a lump sum payment is due. In January 2006, we issued, on a private basis, $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014. The proceeds from these note issuances were primarily used to fund acquisitions of properties.

Debt Assumptions

During the year ended December 31, 2006, we assumed secured, non-recourse notes with an outstanding balance of approximately $18.1 million in connection with four property acquisitions. These assumed notes bear interest at fixed and variable rates ranging from 5.25% to 7.48% and require monthly payments of either interest, or principal and interest. The maturity dates of the assumed notes range from August 2011 to January 2016. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $455,000, which is amortized to interest expense over the remaining life of the underlying notes.

During the year ended December 31, 2005, we assumed secured, non-recourse notes with an outstanding balance of approximately $434.1 million in conjunction with the acquisition of 19 properties. These assumed notes bear interest at fixed and variable rates ranging from 4.72% to 8.50% and require monthly payments of either interest, or principal and interest. The maturity dates of such assumed notes range from February 2008 to November 2022. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $8.7 million, which is amortized to interest expense over the remaining life of the underlying notes.

For the year ended December 31, 2006, the amortization of all premiums resulted in a reduction of approximately $2.1 million to interest expense. For the year ended December 31, 2005, the amortization of such premiums resulted in a reduction of approximately $1.4 million to interest expense.

Lines of Credit

In December 2006, we amended our senior unsecured revolving credit facility with a syndicated group of banks, increasing the total capacity from $250.0 million to $300.0 million and extending the maturity date from December 2008 to December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, and secured indebtedness. As of December 31, 2006 and 2005, we were in compliance with all of these covenants. As of December 31, 2006, $34.3 million was outstanding under this facility and, as of December 31, 2005, there was no outstanding balance under this facility.

Concurrent with the amendment to our senior unsecured credit facility we amended our senior secured revolving credit facility pursuant to which a separate syndicated group of banks has agreed to advance funds to our operating partnership and third-party investors in our operating partnership’s private placement using TIC Interests in our buildings as collateral. Pursuant to the amendment, the total commitment decreased from $40.0 million to $5.4 million and the maturity date was restated from December 2008 to June 2007. At our election, the facility bears interest either at LIBOR plus 1.80%, or at prime plus 0.375%, and is subject to an unused facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness and secured indebtedness. As of December 31, 2006 and 2005 we were in compliance with all of these covenants. According to the terms of the facility, in addition to our borrowings, any loans made to third-party investors in our operating partnership’s private placement reduce the total capacity available from this facility. In addition, the obligations of the borrowers under the facility are several but not joint. As of December 31, 2006 and 2005, approximately $5.4 million and $14.1 million, respectively, of loans had been advanced to such third parties and we had an outstanding balance of $6,000 and $16,000, respectively.

Capitalized interest

During the years ended December 31, 2006, 2005 and 2004, we incurred interest expense of approximately $66.8 million, $28.5 million and $6.0 million, respectively. Included in these amounts were $11.0 million, $4.0 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, of interest expense related to the financing obligation (see Note 8 for additional information). We capitalized approximately $2.0 million and $0.7 million of interest in 2006 and 2005 associated with certain development activities and did not capitalize any interest in 2004.

Loan cost amortization

Our interest expense for the years ended December 31, 2006, 2005 and 2004 included $1.8 million, $2.0 million and $0.8 million for the amortization of loan costs, respectively. Additionally, interest expense for the years ended December 31, 2006, 2005 and 2004 included $1.2 million, $0.5 million and $0.1 million, respectively, for the amortization of loan costs related to the financing obligation.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2006 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Lines of Credit	Total
2007	$—		$7,644	$6	$7,650
2008	275,000	(1)	69,798	—	344,798
2009	—		7,306	—	7,306
2010	—		57,729	34,272	92,001
2011	50,000		234,328	—	284,328
Thereafter	100,000		256,017	—	356,017

Total	$425,000		$632,822	$34,278	$1,092,100

(footnote on following page)

(footnote to previous page)

(1)

During June 2006, we issued $275.0 million of variable rate, senior unsecured notes. In conjunction with this transaction, we entered into a LIBOR-based swap which fixed the interest rate associated with these notes until February 2007. Additionally in June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate our risk of future interest rate fluctuations after February 2007.

Note 6.  Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2006 and 2005, the fair values of cash and cash equivalents, restricted cash held in escrow, notes receivable, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, these estimates are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balances as of December 31, 2006		Balances as of December 31, 2005
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings:
Senior, secured revolving credit facility	$6	$6	$16	$16
Senior, unsecured revolving credit facility	$34,272	$34,272	$—	$—
Fixed rate debt	$757,585	$752,816	$607,146	$602,052
Variable rate debt	$300,237	$300,237	$25,237	$25,237

Interest rate contracts:
Forward-starting swaps	$(9,313)	$(9,313)	$—	$—

Hedging Activities

During the year ended December 31, 2006, we entered into forward-starting interest rate swaps to hedge our interest rate risk associated with anticipated fixed-rate debt issuances that are expected to occur during the period from 2007 through 2012. Additionally, during June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate the effect on cash outflows attributable to changes in LIBOR related to the $275.0 million variable rate, unsecured notes issuance in June 2006. See Note 5 for additional information regarding our debt issuances. These forward-starting interest rate swaps have been designated as cash flow hedges.

Unrealized losses of approximately $9.3 million were recorded during the year ended December 31, 2006, and gains of approximately $1.1 million were recorded during the year ended December 31, 2005, to stockholders’ equity and other comprehensive loss as a result of the change in fair value of the outstanding hedges. As a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances, approximately $11,000 was recorded as a realized loss during the year ended December 31, 2006, and approximately $108,000 was recorded as a realized gain during the year ended December 31, 2005. Gains and losses resulting from hedging ineffectiveness are recorded as increases and decreases, respectively, to interest expense in our accompanying consolidated statements of operations.

As of December 31, 2006 and 2005, the accumulated other comprehensive loss balance pertaining to the hedges were losses of approximately $11.5 million and $2.8 million, respectively. Amounts reported in accumulated other comprehensive loss related to derivatives will be amortized to interest expense as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $1.4 million will be amortized from other comprehensive loss to interest expense resulting in an increase in our interest expense.

Note 7.  Commitments and Contingencies

Legal Matters

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales, or Nexxus, to acquire six newly constructed buildings totaling approximately 859,000 rentable square feet. The six buildings will be located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligate us to acquire each of the six facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Timing on closing under the purchase obligations depends on leasing at each building prior to building completion. Our aggregate purchase price for the six facilities is no less than $33.8 million and increases as buildings are leased prior to closing. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with six separate letters of credit aggregating $33.8 million to secure our future performance under the forward purchase commitments, all subject to a variety of construction and site related conditions. Construction of the first building commenced in the first quarter of 2007. Closing on the individual buildings is expected to occur in 2007 and 2008.

Deltapoint

In March 2005, a wholly-owned subsidiary of our operating partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unrelated third-party developer, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC, or Deltapoint, a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to Deltapoint’s operating agreement, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return, and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our operating partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the distribution facility from Deltapoint upon the earlier to occur of (i) stabilization of the project, and (ii) May 9, 2007, at a purchase price, mostly dependent upon leasing, based on the originally budgeted development costs of approximately $26.0 million. Our future performance under the forward purchase commitment is secured by a letter of credit in the amount of $5.3 million. Construction of the facility was completed early in 2006 and the facility is currently in the leasing phase.

Operating Leases

We are obligated under non-cancelable office space and equipment operating leases. Approximate minimum annual rentals under operating leases are as follows: (amounts are in thousands):

Year Ended December 31:	Amount
2007	$332
2008	318
2009	241
2010	73
2011 and thereafter	—

Total	$964

Substantially all of the office space and equipment subject to the operating leases described above are for the use at our corporate and regional offices. Rent expense recognized was $110,900 for the period from October 10, 2006 to December 31, 2006. For the period prior to October 10, 2006, and the years ended December 31, 2005 and 2004, our Former Advisor was obligated under all operating leases. We also have payments due related to various lease agreements related to our partnership’s private placements. See Note 8 for additional information.

Note 8.  Our Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered TIC Interests in our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, and, as of December 31, 2006, the historical cost of those properties included in our operating partnership’s private placement was $218.2 million. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, the TIC Interests sold to accredited investors are 100% leased by our operating partnership pursuant to master leases, and such leases contain purchase options whereby our operating partnership has the right, but not the obligation, to acquire the TIC Interests from the investors at a later point in time in exchange for OP Units in our operating partnership under Section 721 of the Code. On October 10, 2006, we discontinued our operating partnership’s private placement of TIC Interests.

During the years ended December 31, 2006, 2005 and 2004 we raised approximately $121.3 million, $145.3 million and $29.9 million, respectively, from the sale of TIC Interests in our properties. The amount of gross proceeds associated with the sales of TIC Interests are recorded in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98. We have leased back the portion of the building sold to the unrelated third-party investors and, in accordance with SFAS No. 98, a portion of the rental payments made to such investors under the lease agreements are recognized as interest expense using the interest method.

During the years ended December 31, 2006, 2005 and 2004, we incurred approximately $13.3 million, $3.9 million and $750,000, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as interest expense in the accompanying consolidated financial statements. Included in interest expense was approximately $11.0 million, $4.0 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, of interest expense related to the financing obligation. The various lease agreements in place as of December 31, 2006 contain expiration dates ranging from August 2020 to December 2025.

The following table sets forth the five year, future minimum rental payments due to third parties under the various lease agreements (amounts are in thousands):

Year Ended December 31:	Amount
2007	$16,190
2008	17,939
2009	17,604
2010	17,361
2011	17,116
Thereafter	135,540

Total	$221,750

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

During the years ended December 31, 2006, 2005 and 2004, our operating partnership incurred up-front costs of approximately $12.0 million, $11.6 million and $2.6 million, respectively, payable to our Former Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our operating partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our operating partnership does not elect to exercise any such purchase option, we will not meet the standards set forth in SFAS No. 98 in order to recognize the sale of such TIC Interests.

During the year ended December 31, 2006, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in 11 industrial properties located in Arizona, Georgia, Indiana, Kentucky, Southern California and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 6.9 million OP Units valued at approximately $73.1 million to acquire such TIC Interests.

During the year ended December 31, 2005, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in two properties located in Memphis, Tennessee and one property located in Atlanta, Georgia. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 1.7 million OP Units valued at approximately $18.3 million to acquire such TIC Interests.

No purchase options were exercised during 2004.

Note 9.  Minority Interests

Minority interests consisted of the following as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006	December 31, 2005
Special Units	$—	$1
OP Units:
Net investment	251,094	16,349
Distributions	(5,661)	(303)
Share of cumulative net loss	(21,227)	(249)

Sub-total	224,206	15,797
Cabot limited partnership interests:
Net investment	40,314	40,314
Distributions	(1,455)	(338)
Share of cumulative net loss	(766)	(477)
Limited partnership interests acquired	(38,093)	—

Sub-total	—	39,499
Cabot non-voting common stock:
Net investment	63	63
Distributions	(4)	—
Share of cumulative net loss	(2)	—

Sub-total	57	63
Joint venture partner interest:
Net investment	1,658	217
Distributions	(1)	—

Sub-total	1,657	217

Total	$225,920	$55,577

Special Units

During 2002, our operating partnership issued 10,000 Special Units to DCAG for consideration of $1,000. The holder of the Special Units did not participate in the profits and losses of our operating partnership. Amounts distributable to the holder of the Special Units depended on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular OP Units in aggregate received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of regular OP Units received 15% and 85%, respectively, of the net sales proceeds received by our operating partnership upon the disposition of our operating partnership’s assets. On October 10, 2006, in connection with the Internalization, the 10,000 Special Units were modified into 7,111,111 regular OP Units, which were included in the aggregate consideration of 15,111,111 OP Units related to the Internalization (see Note 13 for additional information).

OP Units

As of December 31, 2006 and 2005, we owned approximately 88% and 99%, respectively, of the outstanding equity interests of our operating partnership and the remaining equity interest in our operating partnership, other than the Special Units, was owned by third-party investors and our Former Advisor. Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. At inception (April 12, 2002), our operating partnership issued 20,000 OP Units to our Former Advisor for gross proceeds of $200,000, which currently represents less than a 0.1% ownership interest in our operating partnership. In addition, as of December 31, 2006 and 2005, we had issued approximately 8.6 million and 1.7 million OP Units, respectively, to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 8 for additional information). On October 10, 2006, in connection with the Internalization, our operating partnership acquired our Former Advisor from DCAG for an aggregate of 15,111,111 OP Units (see Note 13 for additional information).

Cabot Limited Partnership Interests

On July 21, 2005, we completed a merger and acquired all of the outstanding common stock of Cabot Industrial Value Fund, Inc. (“Cabot”). Through our ownership of Cabot, we initially acquired an approximate 87% interest in Cabot Industrial Value Fund, LP (the “Cabot Partnership”), which, as of December 31, 2005, owned a portfolio of 104 properties with a total historical cost of approximately $654.5 million located in 12 markets throughout the United States and had approximately $308.8 million of mortgage debt outstanding. Pursuant to the Cabot merger, the third-party investors that were limited partners in the Cabot Partnership prior to the Cabot merger remained limited partners after the merger. Contemporaneously with the merger, we entered into a put/call agreement whereby we had the option to acquire the limited partners’ remaining interests in the Cabot Partnership. Under this agreement, the remaining limited partners had an initial option to put the remaining interests to us beginning April 1, 2006 and ending July 1, 2006 and we had an initial option to call the remaining interests beginning April 1, 2007 and ending July 1, 2007. On April 1, 2006, the limited partners exercised their put option, and on April 21, 2006 we purchased the remaining interests from the limited partners for cash of approximately $40.4 million. As of December 31, 2006, we owned 100% of the Cabot Partnership. Income and losses of the Cabot Partnership prior to April 21, 2006 were allocated pro rata based on the partners’ ownership interests.

Cabot Non-Voting Common Stock

In August 2005, our Former Advisor and its affiliates acquired 126 shares of Cabot’s non-voting common stock for a purchase price of $500 each or $63,000 in the aggregate. Our Former Advisor purchased these shares on behalf of its employees and other affiliates and the proceeds from the sale of these non-voting common shares were used to invest in the Cabot Partnership. Collectively, as of December 31, 2006 and 2005, these non-voting shares of common stock represent less than a 0.1% ownership of Cabot at each date, and the holders of these shares will participate in the distributions of Cabot, which are based on the performance of the Cabot portfolio of properties, in proportion to their respective ownership percentages.

Veterans Parkway Membership Interest

On October 20, 2005, we purchased a shell-complete building comprising approximately 189,000 rentable square feet and a pad-ready land parcel located in Chicago, Illinois from a developer and entered into a related joint venture. As of December 31, 2006, we had contributed approximately 96% of the equity capital to the joint venture and the developer contributed the remaining equity capital of approximately 4%. Both parties will receive a preferred return on their respective capital contributions and, after the parties are repaid their capital contributions plus their preferred returns from the joint venture, the developer will be entitled to a promoted interest on any excess earnings.

Note 10.  Stockholders’ Equity

Common Stock

In December 2006, we completed a listing on the NYSE issuing 16.3 million shares for net proceeds of approximately $186.7 million, before expenses of $2.3 million. Additionally during 2006, we raised approximately $137.3 million of net proceeds from the sale of our common stock in connection with our fourth continuous public offering, which we closed on January 23, 2006. Additionally we sold 88,889 shares in October 2006. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our prior continuous public offerings. Although we closed the primary offering component of our fourth continuous public offering, we continued to offer shares through our distribution reinvestment plan through our 2006 third quarter distribution, which resulted in the issuance of 5.2 million shares or $51.7 million of dividends reinvested during the year ended December 31, 2006. Our distribution reinvestment plan was terminated on December 23, 2006. As of December 31, 2006, 2005 and 2004, we had 168,354,596, 133,206,784 and 67,719,883 shares of common stock outstanding, respectively.

Prior Continuous Public Offerings

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

The holders of shares of our common stock are entitled to one vote per share on all matters voted on by stockholders, including election of our directors. Our articles of incorporation do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding shares of common stock can elect the entire board of directors. Subject to any preferential rights of any outstanding series of our preferred stock and to the distribution of specified amounts upon liquidation with respect to shares-in-trust, the holders of our common stock are entitled to such distributions as may be declared from time to time by our board of directors out of legally available funds and, upon liquidation, are entitled to receive all assets available for distribution to stockholders. All shares issued in our public offerings are fully paid and non-assessable shares of common stock. Holders of our common stock will not have preemptive rights.

Preferred Shares

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2006, 2005 and 2004, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2006, 2005 and 2004, we had no outstanding shares-in-trust.

Distributions

Our board of directors declared the following quarter’s annualized distribution before the first day of the quarter. Prior to the fourth quarter of 2006, distributions were calculated based upon daily record and distribution declaration dates and therefore investors were eligible to earn distributions immediately upon purchasing shares of our common stock or upon purchasing limited partnership units of our partnership. Beginning in the fourth quarter of 2006, such distributions were calculated based upon the total number of shares of our common stock or limited partnership units of our operating partnership outstanding on the distribution record date as declared by our board of directors. We accrue and pay distributions on a quarterly basis. The following table sets forth the distributions that have been paid and/or declared to date by our board of directors.

Quarter	Amount Declared per Share/Unit(1)		Date Paid
2004
1st Quarter	$0.1591		April 15, 2004
2nd Quarter	$0.1591		July 15, 2004
3rd Quarter	$0.1609		October 15, 2004
4th Quarter	$0.1609		January 18, 2005
2005
1st Quarter	$0.1578		April 15, 2005
2nd Quarter	$0.1596		July 15, 2005
3rd Quarter	$0.1613		October 17, 2005
4th Quarter	$0.1613		January 17, 2006
2006
1st Quarter	$0.1578		April 17, 2006
2nd Quarter	$0.1596		July 17, 2006
3rd Quarter	$0.1613		October 2, 2006
4th Quarter	$0.1600	(2)	January 8, 2007

(1)	Assumes with respect to all distributions paid through October 2, 2006 that the share/unit was owned for the entire quarter.
(2)	The fourth quarter 2006 distribution was paid on January 8, 2007 to holders of record as of the close of business on December 20, 2006.

Our distributions to stockholders are characterized for federal income tax purposes as ordinary income or a non-taxable return of capital. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s common shares. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following summarizes the taxability of distributions on common shares for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
Per Common Share	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary Income	$0.226	35.35%	$0.408	63.80%	$0.378	59.10%
15% Capital Gains	0.002	0.38%	0.0	0.0%	0.0	0.0%
25% Capital Gains	0.002	0.34%	0.0	0.0%	0.0	0.0%
Return of Capital	0.409	63.93%	0.232	36.20%	0.262	40.90%

Total	$0.639	100.00%	$0.640	100.00%	$0.640	100.00%

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalent related to approximately 8.2 million, 616,000 and 66,000 of OP Units, vested and unvested stock options, phantom stock and LTIP units for the years ended December 31, 2006, 2005 and 2004, respectively, because their effect would be anti-dilutive. (See definition and additional information regarding phantom stock and LTIP units in Note 11). For purposes of calculating diluted earnings per share in accordance with SFAS No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

Note 11.  Equity Based Compensation and Warrant Purchase Agreements

In connection with the Internalization, on October 10, 2006, we adopted, and our stockholders approved, our Long-Term Incentive Plan. We intend to use our Long-Term Incentive Plan to grant restricted stock, stock options and other equity awards to our eligible employees in the future.

Long Term Incentive Plan

In connection with the Internalization, on October 6, 2006, we adopted, and our stockholders approved, the Long-Term Incentive Plan which we use to grant phantom shares, restricted stock, stock options and other awards to key personnel. Subject to adjustment upon certain corporate transactions or events, the total number of shares of our common stock subject to such awards may not exceed 8,000,000 shares and in no event may any optionee receive options for more than 2,000,000 shares on an annual basis.

Phantom Shares

On October 10, 2006, we made a grant of phantom shares having a fair value of approximately $35,000 to each non-employee director pursuant to the Long-Term Incentive Plan. These shares vest 100% upon the first anniversary from the grant date at which time each non-employee director is eligible to receive 3,111 shares of our common stock. As of December 31, 2006, we had 21,777 phantom shares outstanding of which none were vested. Such shares are recorded at their fair value on the date of grant and are amortized to salary expense on a straight-line basis over the period during which the grant of such shares fully vest. For the year ended December 31, 2006, we incurred approximately $51,000 of such expense which is included in general and administrative expense on the accompanying consolidated statement of operations for the year ended December 31, 2006. As of December 31, 2006, approximately $194,000 of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a period of 9.5 months following the year ended December 31, 2006. As of December 31, 2006, no such shares had been forfeited.

LTIP Units

Effective October 25, 2006, we made a grant of 450,795 and 51,111 newly established limited partnership interests in our operating partnership (“LTIP units”) to Philip Hawkins and Stuart Brown, respectively, as contemplated by their employment agreements. LTIP units, which we grant either as free-standing awards or together with other awards under our long-term incentive plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. The LTIP units granted to Mr. Hawkins vest over five years beginning on August 1, 2006 (25% on August 1, 2009, 25% on August 1, 2010 and 50% on August 1, 2011). The LTIP units granted to Mr. Brown vest over five years beginning on October 10, 2006 (25% on October 10, 2009, 25% on October 10, 2010 and 50% on October 10, 2011). The total fair value of the LTIP units on the date of grant was $5.4 million.

As of December 31, 2006, we had 501,906 LTIP units outstanding of which none were vested. Such units are recorded at their fair value on the date of grant and are amortized to salary expense on a straight-line basis over the period during which the grant of such shares fully vests. For the year ended December 31, 2006, we incurred approximately $225,000 of such expense which is included in general and administrative expense on the accompanying consolidated statement of operations for the year ended December 31, 2006. As of December 31, 2006, approximately $5.2 million of such expense remained unrecognized which reflects the unamortized portion of the value of such units issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a weighted average period of 4.8 years.

As of December 31, 2006, no such units had been forfeited.

2006 Outperformance Program

On December 13, 2006, we adopted an outperformance program providing for certain grants to be made under (and subject to) our long-term incentive plan, under which LTIP units (as described above) are earned by selected senior executives if certain pre-established performance targets related to our compound annual stockholder return are met. Pursuant to the outperformance program, participating executives can share in a “performance pool” if our total stockholder return for the three year performance period, beginning December 13, 2006, exceeds the greater of an absolute compound annual total stockholder return of 10% or 110% of the compound annual return of the MSCI US REIT Index. The size of the pool for the initial program is presently 10% of the outperformance amount in excess of the performance hurdle, subject to a maximum amount of $40 million. Each executive’s award under the program is designated as a specified percentage of the aggregate performance pool and such awards are made in the form of LTIP units. These LTIP units are not entitled to distributions until and unless the performance pool is established. Distributions on LTIP units are generally equal to the dividends paid on our shares of common stock on a per unit basis. The program provides that if the performance pool is established, each participating executive is entitled to the distributions that would have been paid had the number of his or her earned LTIP units been issued at the beginning of the performance period. Thereafter, distributions will be paid currently and are vested on all earned LTIP units that are a part of the performance pool, whether vested or unvested. Although the amount of earned awards under the program (i.e. the number of LTIP units earned) will generally be determined when the performance pool is established at the end of the three-year performance period, only half will be fully vested at that time; the other half will vest ratably over the two-year period following the three-year performance period. As to the outperformance program, we expect that the performance pool will be allocated in part as follows: Tom Wattles (16%); Philip Hawkins (16%); Jim Cochran (16%); Stuart Brown (10%); and Daryl Mechem (8%). We expect the remaining balance of the performance pool to be allocated among other program participants, along with an unallocated reserve which may be allocated to newly hired or promoted executives. Any unallocated reserve remaining at the end of the performance period will be reallocated among program participants at the time on a pro-rata basis. In the event of a change in control (as determined for purposes of the outperformance program and our long-term incentive plan) during the performance period, the performance period will be shortened to end on a date immediately prior to such event and the performance hurdles will be adjusted on a pro-rata basis, with participating executives earning awards based on performance relative to the hurdle through the date of the change in control and all earned awards being fully vested upon the change in control. If employment of a participating executive is terminated before the end of the performance period as a result of death or disability, or is terminated without cause, in each case as determined under the outperformance program and our long-term incentive plan, the executive will earn awards based on performance relative to the hurdle through the date of termination. In the event of a change in control or termination as a result of death or disability or without cause after the performance period has ended, all unvested awards issued under the program will become fully vested.

Employee Option Plan

Prior to the Internalization, we adopted the Employee Option Plan, which was designed to enable us, our Former Advisor and its affiliates to obtain or retain the services of employees (not to include our directors) of our Former Advisor and its affiliates considered essential to our long-term success and the success of our Former Advisor and its affiliates by offering such employees an opportunity to participate in our growth through ownership of our shares. The Employee Option Plan was administered by our compensation committee, which was authorized to grant “non-qualified” stock options (the “Employee Options”) to certain employees of our Former Advisor and its affiliates. The compensation committee set the exercise price for the Employee Options in its discretion, which could not be less than the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option was granted. A total of 750,000 shares were authorized and reserved for issuance under the Employee Option Plan. The compensation committee set the term of Employee Options in its discretion, which could not exceed the later of five years from the date of grant or five years from the date of a listing of our common stock. Our compensation committee set the period during which the right to exercise an Employee Option fully vests at three years from the date of grant. During the years ended December 31, 2006 and 2004, we granted 251,000 and 107,500 options pursuant to this plan. No such options were granted during the year ended December 31, 2005. As of December 31, 2006 and 2005, there were 341,000 and 107,500 options outstanding under the Employee Option Plan, respectively, with a weighted average exercise price of $11.00. As of December 31, 2006 and 2005, approximately 66,667 and 33,333 options were vested, respectively. No such options were vested as of December 31, 2004. As of December 31, 2006, no such options had been exercised and 17,500 had been forfeited. As of October 10, 2006, no further grants were, or will be, made under this plan.

During the years ended December 31, 2006 and 2004, options issued under the Employee Option Plan were valued using the Black-Scholes option pricing model. There were no employee options granted during the year ended December 31, 2005. The table below sets forth the assumptions used in valuing such options.

Grant Date	Number of Options Granted	Expected Dividend Yield	Risk-Free Interest Rate	Volatility Factor	Option Value on Grant Date	Expected Life
2/28/2006	251,000	6.10%	4.01%	19.19%	$159,219	6
12/7/2004	107,500	6.10%	2.74%	19.42%	$61,471	3

Independent Director Option Plan

Prior to the Internalization, we adopted the Independent Director Option Plan, which we used in an effort to attract and retain qualified independent directors. Previously, we granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan effective upon the later of (1) the sale of 200,000 shares in our first continuous public offering, and (2) the independent director becoming a member of our board of directors. These options vest 20% upon grant date and 20% each year for the following four years and have an exercise price of $12.00 per share. In addition, we previously issued options to purchase 5,000 shares to each independent director then in office on the date of each annual stockholder’s meeting and these options vest 100% upon the second anniversary from the grant date and have an exercise price equal to the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. A total of 300,000 shares are authorized and reserved for issuance under the Independent Director Option Plan. Options granted under the Independent Director Option Plan shall lapse on the first to occur of (1) the tenth anniversary of the date we grant them, (2) the removal the independent director for cause, or (3) three months following the date the independent director ceases to be a director for any reason, other than death or disability. As of December 31, 2006, 2005 and 2004, we had 80,000, 70,000 and 60,000 options outstanding, respectively, under the Independent Director Stock Option Plan, of which 32,000, 20,000 and 16,000 were vested, respectively. As of December 31, 2006, no such options had been exercised and 40,000 options had been forfeited. As of October 10, 2006, no further grants were, or will be, made under this plan.

During the years ended December 31, 2006, 2005 and 2004, options issued under the Independent Director Option Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

Grant Date	Number of Options Granted	Expected Dividend Yield	Risk-free Interest Rate	Volatility Factor	Option Value on Grant Date	Expected Life
10/6/2006	20,000	6.10%	4.70%	19.46%	$12,947	6
1/6/2006	10,000	6.10%	4.01%	19.22%	$5,651	6
7/19/2005	10,000	6.10%	4.01%	19.17%	$5,624	6
6/14/2005	20,000	6.10%	4.19%	20.01%	$16,152	10
7/1/2004	20,000	6.40%	2.74%	21.23%	$10,640	10

Options granted under both the Employee Option Plan and the Independent Director Option Plan are valued using the Black-Scholes option-pricing model and are amortized to salary expense on a straight-line basis over the period during which the right to exercise such options fully vests. For the years ended December 31, 2006, 2005 and 2004 we incurred approximately $70,000, $29,000 and $6,000, respectively, of such expense which is included in general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2006, approximately $147,000 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the Employee Option Plan and the Independent Director Option Plan. We expect to recognize such expense over a weighted average period of 2.0 years.

The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the years ended December 31, 2006, 2005 and 2004, as well as the total options outstanding as of December 31, 2006, 2005 and 2004, and the total options exercisable as of December 31, 2006.

	Independent Director Options	Employee Options	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)
Issued and Outstanding at December 31, 2003	40,000	—	$12.00
Grants	20,000	107,500	11.16

Issued and Outstanding at December 31, 2004	60,000	107,500	$11.36
Grants	30,000	—	12.00
Forfeitures	(20,000)	—	12.00

Issued and Outstanding at December 31, 2005	70,000	107,500	$11.39
Grants	30,000	251,000	11.11
Forfeitures	(20,000)	(17,500)	11.53

Issued and Outstanding at December 31, 2006	80,000	341,000	$11.19	8.67

Exercisable as of December 31, 2006	32,000	66,667	$11.32	8.31

Collectively, the options outstanding pursuant to our Independent Director Option Plan and our Employee Option Plan had a weighted average per option value as of December 31, 2006, 2005 and 2004 of $0.66, $0.56 and $0.52, respectively.

Warrant Purchase Agreements

Pursuant to our first and second continuous public offerings, our Former Dealer Manager earned one soliciting dealer warrant for every 25 shares of common stock sold (see Note 10 for additional information). These warrants, as well as the shares issuable upon their exercise, were registered in connection with our first and second continuous public offerings. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to our Former Dealer Manager representing all of the warrants our Former Dealer Manager earned in connection with both of the aforementioned offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. Our Former Dealer Manager may retain or re-allow these warrants to broker-dealers that participated in the offering unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. As of December 31, 2006, 541,607 of these warrants had been re-allowed to participating broker-dealers. As of December 31, 2005, 139,341 of these warrants had been re-allowed to participating broker-dealers. The holder of a soliciting dealer warrant is entitled to purchase one share of common stock from us at a price of $12.00 per share beginning on the first anniversary of the effective date of the offering in which such warrants were issued and ending five years after the effective date of such offering. Approximately 1.0 million of the outstanding soliciting dealer warrants will expire in July 2007 and the remaining 1.2 million soliciting dealer warrants will expire in April 2009. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the relevant public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.

Note 12.  Related Party Transactions

Our Former Advisor

Through October 9, 2006, our day-to-day activities were managed by our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement. As a result of the Internalization, on October 10, 2006, our Former Advisor became our wholly-owned subsidiary and we no longer bear the cost of the advisory fees and other amounts payable under the advisory agreement (see the additional description of the Internalization in Note 13).

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

The responsibilities of our Former Advisor included the selection of our investment properties, the negotiations for these investments and the property management and leasing of these properties. Pursuant to the advisory agreement, we paid certain acquisition and asset management fees to our Former Advisor. The amount of such acquisition fees was equal to 1% of the aggregate purchase price of all properties we acquired in excess of $170.0 million. During the years ended December 31, 2006, 2005 and 2004, our Former Advisor earned approximately $10.7 million, $11.1 million and $6.4 million, respectively, for acquisition fees which were accounted for as part of the historical cost of the acquired properties.

Additionally, we paid our Former Advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we owned in excess of $170.0 million. During the years ended December 31, 2006, 2005 and 2004 we incurred asset management fees of $13.4 million, $8.9 million and $1.5 million, respectively.

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

During the years ended December 31, 2006, 2005 and 2004, our Former Advisor incurred approximately $1.6 million, $8.6 million and $8.3 million, respectively, of offering costs and, during the same periods, we reimbursed our Former Advisor approximately $2.1 million, $13.3 million and $10.9 million, respectively, for such costs, which included unreimbursed costs from prior periods. These costs were considered a cost of raising capital and as such, were included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets when such reimbursement obligations were incurred. We closed the primary offering component of our fourth continuous public offering on January 23, 2006, and as of December 31, 2006, we had reimbursed our Former Advisor for all of the then existing unreimbursed offering costs.

Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with our operating partnership’s private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance which equaled 2% of the gross equity proceeds raised through our operating partnership’s private placement. During the years ended December 31, 2006, 2005 and 2004, our operating partnership incurred approximately $2.4 million, $2.3 million and $521,000, respectively, payable to our Former Advisor for such expense allowance.

In accordance with the advisory agreement we were obligated, subject to certain limitations, to reimburse our Former Advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our Former Advisor did not receive a specific fee for the activities which generated the expenses to be reimbursed. For the years ended December 31, 2006, 2005 and 2004, we reimbursed approximately $818,000, $511,000 and $327,000, respectively, for such costs.

As of December 31, 2006, we owed DCAG approximately $213,000 related to the final settlement of fees and reimbursements and as of December 31, 2005, we owed our Former Advisor $624,000 for various fees and reimbursements as described above, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

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

We previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock to our Former Dealer Manager as compensation for managing such offerings. Our Former Dealer Manager had discretionary authority to re-allow a portion of such fees to broker-dealers who participated in an offering. We also paid up to a 6% sales commission of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock. For the years ended December 31, 2006, 2005 and 2004, we incurred $11.3 million, $49.9 million and $42.5 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. Such amounts are considered a cost of raising capital and as such were included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets. We terminated this dealer manager agreement on October 10, 2006, in connection with the consummation of the Internalization.

Pursuant to our first and second continuous public offerings, our Former Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12.00. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to our Former Dealer Manager representing all of the warrants our Former Dealer Manager earned in connection with our first and second continuous public offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. No warrants were offered in our third or fourth continuous public offerings. During the years ended December 31, 2006 and 2005, our Former Dealer Manager did not earn any soliciting dealer warrants as all shares sold during these periods were in connection with our third and fourth continuous public offerings.

We also previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement. We also have paid our Former Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our operating partnership’s private placement. For the years ended December 31, 2006, 2005 and 2004, we incurred up-front fees of approximately $7.8 million, $7.6 million and $1.7 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. Such amounts were included in deferred loan costs on the accompanying consolidated balance sheets. We terminated this dealer manager agreement on October 10, 2006 in connection with the consummation of the Internalization.

As of December 31, 2006 and 2005, we owed our Former Dealer Manager approximately $159,000 and $1.4 million, respectively, in relation to fees. These liabilities were included in other liabilities on the accompanying consolidated balance sheets.

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

We previously entered into an agreement with our Former Facilitator whereby we paid a transaction facilitation fee associated with our operating partnership’s private placement. We paid our Former Facilitator up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement for transaction facilitation. For the years ended December 31, 2006, 2005 and 2004, we incurred approximately $1.8 million, $1.8 million and $379,000, respectively, payable to our Former Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our operating partnership’s private placement, were recorded as deferred loan costs and amortized over the life of the financing obligation (see Note 8 for additional information).

Internalization

On July 21, 2006, we entered a contribution agreement with our operating partnership and DCAG to acquire our Former Advisor for an aggregate of 15,111,111 OP Units. The Internalization was consummated on October 10, 2006 (see Note 13 for additional information).

Some of our directors and officers had material financial interests in the Internalization. In particular, prior to the consummation of the Internalization, Tom Wattles, Evan Zucker, James Mulvihill, Jim Cochran, Daryl Mechem, Matt Murphy and Michael Ruen were also employees of, or consultants to, our Former Advisor or its affiliates. Moreover, Mr. Wattles has indirect beneficial ownership and control with his spouse of a 12.825% membership interest in DCAG and is entitled to receive 8.084% of the net cash flows of DCAG, which we refer to as a “cash flow interest;” Mr. Zucker has indirect beneficial ownership and control with his spouse of a 23.014% membership interest in DCAG and a 12.280% cash flow interest; and Mr. Mulvihill has indirect beneficial ownership and control with his spouse of a 23.014% membership interest in DCAG and a 12.280% cash flow interest. Furthermore, Messrs. Cochran, Mechem, Murphy and Ruen, pursuant to certain contractual arrangements, have an aggregate 9.987% cash flow interest in DCAG.

In addition, in connection with the Internalization, we entered into employment agreements with Tom Wattles, Jim Cochran, Daryl Mechem, Matt Murphy and Michael Ruen on July 21, 2006, an employment agreement with Philip Hawkins on August 14, 2006 and an employment agreement with Stuart Brown on September 18, 2006. The employment agreements provide for these individuals to serve as our executive officers and became effective on October 10, 2006. Furthermore, we entered into certain additional agreements on October 10, 2006 with affiliates of DCAG (see Note 13 for additional information).

Note 13.  Internalization

Internalization of our Former Advisor

On July 21, 2006, we entered into a contribution agreement (the “Contribution Agreement”) between our operating partnership and DCAG. On October 10, 2006, pursuant to the Contribution Agreement, our operating partnership acquired our Former Advisor from DCAG for an aggregate of 15,111,111 OP Units, which included the modification of the Special Units (see additional information in Note 9) held by DCAG into 7,111,111 OP Units. In connection with the Internalization, our Former Advisor became a wholly-owned subsidiary of our operating partnership, and certain employees of, or consultants to, our Former Advisor or its affiliates became our employees. As a result of these transactions, we have become a self-administered and self-advised REIT. In accordance with EITF Issue No. 04-01, Accounting for Preexisting Relationships between Parties to a Business Combination, the Company expensed $172.2 million as an allocation of the acquisition price to the termination of the pre-existing contractual relationships.

The following summarizes the allocation of the purchase price of our Former Advisor (in thousands):

Total tangible assets	$170
Goodwill	2,105
Total intangible assets	352
Loss on contract termination and related Internalization expenses	172,188

Total Purchase Price Allocated	$174,815

The following summarizes the allocation of the purchase price of our Former Advisor (in thousands):

Value of OP Units issued(1)	$169,975
Additional acquisition costs incurred	4,840

Total Purchase Price	$174,815

(1)	15,111,111 OP Units valued at approximately $11.25 per unit.

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

•

a non-competition agreement with each of Evan Zucker, our former Chief Executive Officer, President, Secretary and a former director, and James Mulvihill, our former Chief Financial Officer and Treasurer and a current director;

•	a license agreement with an affiliate of DCAG granting us the right to continue to use the Dividend Capital name without payment of any fees for one year;

•

a transition services agreement with DCAG whereby for a monthly fee of approximately $72,000, we receive enumerated services, including IT services, human resources, payroll and accounts payable services, necessary to operate our business for a one-year period; and

•

a joint venture agreement with DCTRT, a Maryland corporation which intends to qualify as a REIT for U.S. federal income tax purposes and which is externally advised by an affiliate of DCAG, and a wholly-owned subsidiary of DCTRT, which established a series of joint ventures that, subject to certain exceptions and conditions, will be the exclusive vehicles used by DCTRT and such subsidiary to invest in industrial real estate assets in our current major markets through the end of 2008.

Moreover, we terminated the dealer manager agreements with our Former Dealer Manager relating to our prior continuous public offerings of common stock and our operating partnership’s private placement and the agreement with our Former Facilitator relating to our operating partnership’s private placement.

Additionally, upon consummation of the Internalization, Philip Hawkins became our Chief Executive Officer and a director, Stuart Brown became our Chief Financial Officer and Jim Cochran became our President. Simultaneously, Evan Zucker resigned as our Chief Executive Officer, President, Secretary and director and James Mulvihill resigned as our Chief Financial Officer and Treasurer, but remains a director. Certain of our directors and officers had material financial interests in the Internalization. To address these potential conflicts of interest, a special committee of our board of directors comprised of all of our independent directors was formed to review, consider and negotiate the terms and conditions of the Internalization and to make a recommendation to our entire board regarding the transaction. The special committee engaged and consulted with its own legal and financial advisors.

Note 14.  Income Taxes

We operate and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2003 and all subsequent years. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Internal Revenue Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in the accompanying consolidated financial statements.

Note 15.  Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics with all our other operating properties, which excludes the results from discontinued operations. Our operating segments are aggregated into reportable segments based upon the property type. Prior to the quarter ended September 30, 2006, our management evaluated rental revenues and property net operating income aggregated by geographic location, or market, to analyze performance. During the quarter ended September 30, 2006, our management concluded that rental revenues and property net operating income aggregated by property type was a more appropriate way to analyze performance. Certain reclassifications have been made to conform to the 2006 presentation.

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Rental Revenues			Property NOI (1)
	2006	2005	2004	2006	2005	2004

Bulk distribution	$176,801	$94,901	$29,734	$138,677	$74,444	$23,717
Light industrial and other	41,080	22,319	3,764	29,201	15,830	2,847

Total	$217,881	$117,220	$33,498	$167,878	$90,274	$26,564

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

The following table is a reconciliation of our NOI to our reported net income from continuing operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Property NOI	$167,878	$90,274	$26,564
Institutional capital management and other fees	1,256	—	—
Real estate related depreciation and amortization	(107,873)	(68,344)	(18,649)
General and administrative expense	(7,861)	(2,794)	(2,097)
Asset management fees, related party	(13,426)	(8,901)	(1,525)
Equity in losses of unconsolidated joint ventures, net	(289)	—	—
Gain on dispositions of real estate interests	9,409	—	—
Loss on contract termination and other Internalization expenses	(172,188)	—	—
Interest expense	(66,789)	(28,474)	(5,978)
Interest income and other	5,368	3,193	1,408
Income taxes	(1,392)	(210)	(275)
Minority interests	22,014	524	—

Loss from Continuing Operations	$(163,893)	$(14,732)	$(552)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	December 31, 2006	December 31, 2005
Property type segments:
Bulk distribution	$2,160,856	$1,528,582
Light industrial and other	528,167	390,986

Total segment net assets	2,689,023	1,919,568
Assets held for sale	41,895	—
Non-segment assets:
Land held for development	23,195	8,049
Non-segment cash and cash equivalents	3,302	84,771
Other non-segment assets (1)	92,061	45,307

Total assets	$2,849,476	$2,057,695

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Note 16.  Discontinued Operations and Assets Held for Sale

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the year ended December 31, 2006, we sold seven properties with an aggregate of 658,797 rentable square feet for a net gain of $5.2 million. For the years ended December 31, 2006, 2005, and 2004, discontinued operations includes the results of operations of these seven properties. No properties were sold during the years ended December 31, 2005 and 2004. We included all results of these discontinued operations in a separate component of income on the consolidated statements of operations under the heading Income from Discontinued Operations. This treatment resulted in certain reclassifications of 2006, 2005 and 2004 financial statement amounts.

As of December 31, 2006, we had two properties with an aggregate of 241,356 rentable square feet classified as held for sale. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. For the years ended December 31, 2006, 2005 and 2004, discontinued operations included the results of operations of these two properties.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Rental revenues	$7,979	$8,693	$1,192
Rental expenses and real estate taxes	(2,174)	(1,823)	(271)
Real estate related depreciation and amortization	(3,919)	(3,862)	(624)

Operating income	1,886	3,008	297
Interest expense, net	(478)	(238)	—

Income before minority interest and gain on dispositions of real estate	1,408	2,770	297
Gain on dispositions of real estate interests, net	5,187	—	—
Minority interests	(745)	2	—

Income from Discontinued Operations	$5,850	$2,772	$297

As of December 31, 2006, the assets related to the properties held for sale and related liabilities were as follows (in thousands):

December 31, 2006
Net investment in properties held for sale	$40,785
Other assets held for sale	1,110

Total assets held for sale	$41,895

Mortgage notes related to assets held for sale	$—
Other liabilities related to assets held for sale	276

Liabilities related to assets held for sale	$276

Note 17.  Quarterly Results (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2006 (amounts in thousands except per share information):

	For the Quarter Ended				For the Year Ended December 31, 2006
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenues	$44,876	$49,419	$61,128	$63,714	$219,137
Total operating expenses	$37,719	$42,850	$50,916	$47,678	$179,163
Operating income	$7,157	$6,569	$10,212	$16,036	$39,974
Income (loss) from continuing operations	$2,137	$(2,148)	$(10,443)	$(153,439)	$(163,893)
Income (loss) from discontinued operations	$(182)	$502	$278	$5,252	$5,850
Net income (loss)	$1,955	$(1,646)	$(10,165)	$(148,187)	$(158,043)
Earnings (loss) per common share, basic and diluted:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.07)	$(0.99)	$(1.09)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.03	0.04

Net income (loss)	$0.01	$(0.01)	$(0.07)	$(0.96)	$(1.05)

Basic common shares outstanding	145,402	150,053	150,725	155,037	150,320
Diluted common shares outstanding	147,315	150,053	150,725	155,037	150,320

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2005 (amounts in thousands except per share information):

	For the Quarter Ended				For the Year Ended December 31, 2005
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total revenues	$18,361	$22,430	$35,579	$40,850	$117,220
Total operating expenses	$17,807	$20,867	$32,383	$35,928	$106,985
Operating income	$554	$1,563	$3,196	$4,922	$10,235
Loss from continuing operations	$(2,618)	$(2,316)	$(5,806)	$(3,992)	$(14,732)
Income (loss) from discontinued operations	$37	$3,064	$(392)	$63	$2,772
Net income (loss)	$(2,581)	$748	$(6,198)	$(3,929)	$(11,960)
Earnings (loss) per common share, basic and diluted:
Loss from continuing operations	$(0.03)	$(0.03)	$(0.06)	$(0.03)	$(0.15)
Income (loss) from discontinued operations	0.00	0.04	0.00	0.00	0.03

Net income (loss)	$(0.03)	$0.01	$(0.06)	$(0.03)	$(0.12)

Basic common shares outstanding	74,421	88,066	104,224	121,097	97,333
Diluted common shares outstanding	74,421	88,473	104,224	121,097	97,333

Note 18.  Subsequent Event

Accelerated TIC Purchase Options

As of December 31, 2006, our operating partnership had options to purchase 209 TIC Interests in 23 properties. In October 2006, our operating partnership provided notice of exercise of its purchase options to the holders of these TIC Interests. However, for the exercise to have been effective for each of these 23 properties, all of the TIC Interest holders in such property had to consent to amend the related master lease. The amendment fixed the number of OP Units to be paid and accelerated the date of closing of the purchase of the TIC Interests in each property to the earlier of: (1) a date selected by our operating partnership that was within 60 days after the completion of our initial listing on the NYSE in December 2006; or (2) a date selected by our operating partnership that was within the stipulated closing period in the original master lease. The fixed purchase price for the TIC Interests was determined based on the value of the underlying real estate asset and the price per OP Unit paid in the Internalization. Our operating partnership received unanimous written consents to amend the master leases related to 14 of these 23 properties. Subsequent to December 31, 2006, our operating partnership purchased all remaining TIC Interests in the 14 properties for an aggregate of 6.8 million OP Units valued at approximately $76.9 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

DCT Industrial Trust Inc.:

Under date of March 14, 2007, we reported on the consolidated balance sheets of DCT Industrial Trust Inc. (Formerly Dividend Capital Trust Inc.) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III – Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Denver, Colorado

March 14, 2007

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

	Number of Buildings	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2006			Accumulated Depreciation (6)	Acquisition Date
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Newpoint I	1	—	2,143	12,908	15,051	42		2,143	12,950	15,093	(1,879)	03/31/04
Southcreek	3	8,986	5,338	31,640	36,978	240		5,338	31,880	37,218	(3,815)	06/08/04 /09/21/04
Eagles Landing	1	20,631	2,595	13,475	16,070	143		2,595	13,618	16,213	(2,115)	06/08/04
Buford Industrial	1	—	1,475	7,021	8,496	204		1,475	7,225	8,700	(1,166)	10/01/04
Breckinridge Industrial	2	—	1,950	10,159	12,109	533		1,903	10,739	12,642	(3,037)	10/01/04
Westgate Industrial	1	—	2,140	4,801	6,941	207		2,140	5,008	7,148	(1,463)	10/01/04
Westpark Industrial	2	—	2,176	6,719	8,895	361		2,176	7,080	9,256	(635)	10/01/04
Cobb Industrial	2	—	1,120	5,249	6,369	255		1,120	5,504	6,624	(915)	10/01/04
Cabot Parkway Industrial	1	—	1,102	6,617	7,719	(97	)(2)	1,103	6,519	7,622	(1,242)	10/01/04
Atlanta NE Portolio	2	—	2,817	14,892	17,709	107		2,817	14,999	17,816	(2,488)	11/05/04
Lotus Cars USA	1	—	1,029	2,103	3,132	—		1,029	2,103	3,132	(302)	12/03/04
Fulton Industrial Boulevard	3	7,450	1,850	13,480	15,330	532		1,850	14,012	15,862	(1,077)	07/21/05
Penney Road	1	2,017	401	4,145	4,546	43		401	4,188	4,589	(264)	07/21/05
Southfield Parkway	2	2,560	1,802	8,973	10,775	77		1,803	9,049	10,852	(339)	07/21/05 / 11/8/06
Livingston Court	3	5,410	1,194	8,475	9,669	124		1,194	8,599	9,793	(788)	07/21/05
Peterson Place	5	4,212	739	8,050	8,789	327		739	8,377	9,116	(632)	07/21/05
Oakbrook Parkway	5	9,607	1,823	17,185	19,008	807		1,823	17,992	19,815	(1,270)	07/21/05
Regency Parkway	7	9,339	1,521	16,084	17,605	794		1,521	16,878	18,399	(1,303)	07/21/05
Jimmy Carter Boulevard	2	3,151	488	5,159	5,647	363		488	5,522	6,010	(494)	07/21/05
McGinnis Ferry Road	1	4,165	700	6,855	7,555	70		700	6,925	7,625	(612)	07/21/05
South Royal Atlanta Drive	1	992	174	1,896	2,070	25		174	1,921	2,095	(143)	07/21/05
Evergreen Boulevard	2	—	3,123	14,265	17,388	—		3,123	14,265	17,388	(415)	06/09/06
Northmont Parkway (7)	4	—	3,528	20,622	24,150	(48	)(2)	3,528	20,574	24,102	(519)	06/09/06
Summit Ridge Parkway	3	—	3,735	15,112	18,847	55		3,734	15,168	18,902	(404)	06/09/06

TOTAL ATLANTA MARKET	56	78,520	44,963	255,885	300,848	5,164		44,917	261,095	306,012	(27,317)
Delta Portfolio	7	26,768	8,762	36,806	45,568	2,281		8,762	39,087	47,849	(4,028)	04/12/05
Charwood Road	1	5,296	1,960	10,261	12,221	53		1,960	10,314	12,274	(691)	07/21/05
Greenwood Place	2	5,260	2,565	12,919	15,484	331		2,566	13,249	15,815	(681)	07/21/05 /06/09/06
Guilford Road	1	—	1,879	6,650	8,529	20		1,879	6,670	8,549	(177)	06/09/06
Bollman Place	1	—	1,654	6,202	7,856	5		1,653	6,208	7,861	(156)	06/09/06

TOTAL BALTIMORE MARKET	12	37,324	16,820	72,838	89,658	2,690		16,820	75,528	92,348	(5,733)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2006

	Number of Buildings	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2006			Accumulated Depreciation (6)	Acquisition Date
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Binney & Smith	1	10,795	5,183	20,100	25,283	(134	)(2)	5,183	19,966	25,149	(1,536)	07/20/05
High Street Portfolio	3	—	4,853	10,334	15,187	362		4,853	10,696	15,549	(668)	10/26/05
Commerce Circle	1	—	5,439	25,542	30,981	—		5,439	25,542	30,981	—	09/07/06
Independence Avenue	1	—	3,753	17,111	20,864	3		3,752	17,115	20,867	(41)	12/26/06

TOTAL CENTRAL PENNSYLVANIA MARKET	6	10,795	19,228	73,087	92,315	231		19,227	73,319	92,546	(2,245)
Nevada Boulevard	1	3,023	1,360	4,840	6,200	45		1,360	4,885	6,245	(332)	07/21/05
Barringer Drive	1	1,760	507	4,549	5,056	(55	)(2)	507	4,494	5,001	(333)	07/21/05
Nations Ford Road	2	2,840	3,128	14,639	17,767	24		3,129	14,662	17,791	(564)	07/21/05 / 06/09/06
Empire Distribution Center	1	—	622	3,655	4,277	(32	)(2)	622	3,623	4,245	(252)	11/02/05
Reames Road	1	—	611	4,026	4,637	—		611	4,026	4,637	(109)	06/09/06
Carrier Drive	1	—	319	1,475	1,794	6		319	1,481	1,800	(38)	06/09/06
Woodpark Drive	3	—	1,010	6,757	7,767	—		1,009	6,758	7,767	(191)	06/09/06

TOTAL CHARLOTTE MARKET	10	7,623	7,557	39,941	47,498	(12)		7,557	39,929	47,486	(1,819)
Mallard Lake (7)	1	—	2,561	8,809	11,370	—		2,561	8,809	11,370	(1,147)	10/29/03
Wickes Distribution Center	1	11,143	3,191	18,505	21,696	12		3,191	18,517	21,708	(2,715)	01/05/05
Blackhawk Portfolio	5	19,997	6,671	40,877	47,548	337		6,671	41,214	47,885	(3,426)	06/13/05
East Fabyan Parkway	1	5,230	1,790	10,929	12,719	83		1,790	11,012	12,802	(955)	07/21/05
Frontenac Road	1	3,920	1,647	5,849	7,496	53		1,647	5,902	7,549	(603)	07/21/05
South Wolf Road	1	9,084	4,836	18,794	23,630	512		4,836	19,306	24,142	(1,605)	07/21/05
Laramie Avenue (7)	1	4,870	1,442	7,985	9,427	917		1,442	8,902	10,344	(688)	07/21/05
West 123rd Place	1	2,847	644	5,935	6,579	112		644	6,047	6,691	(384)	07/21/05
Stern Avenue	1	2,535	505	4,947	5,452	29		505	4,976	5,481	(340)	07/21/05
Lunt Avenue	1	—	1,620	1,988	3,608	30		1,620	2,018	3,638	(70)	03/17/06
Pinnacle IX	1	—	4,863	19,787	24,650	(72	)(2)	4,863	19,715	24,578	(147)	11/01/06
Veterans Parkway	1	—	2,121	6,146	8,267	2,597		2,121	8,743	10,864	—	10/01/06

TOTAL CHICAGO MARKET	16	59,626	31,891	150,551	182,442	4,610		31,891	155,161	187,052	(12,080)
Park West	7	42,489	13,806	84,132	97,938	(147	)(2)	13,806	83,985	97,791	(11,367)	12/15/03 /06/08/04 / 01/06/06
Northwest Business Center	1	—	299	4,486	4,785	321		299	4,807	5,106	(1,893)	05/03/04
New Buffington Road	2	4,059	1,618	8,500	10,118	664		1,618	9,164	10,782	(458)	07/21/05

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2006

	Number of Buildings	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2006			Accumulated Depreciation (6)	Acquisition Date
Property			Land	Building & Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Olympic Boulevard	3	7,350	2,096	11,788	13,884	1,006	2,096	12,794	14,890	(935)	07/21/05
Mineola Pike	1	2,653	625	4,642	5,267	60	625	4,702	5,327	(382)	07/21/05
Industrial Road	2	2,740	629	3,344	3,973	670	629	4,014	4,643	(251)	07/21/05
Dolwick Drive	1	2,857	579	4,670	5,249	187	579	4,857	5,436	(336)	07/21/05
Best Place	1	3,540	1,131	5,516	6,647	890	1,131	6,406	7,537	(324)	07/21/05
Distribution Circle	1	3,200	688	6,838	7,526	341	688	7,179	7,867	(455)	07/21/05
Creek Road	1	—	377	4,925	5,302	14	377	4,939	5,316	(187)	06/09/06
Holton Drive (7)	1	—	2,280	12,729	15,009	—	2,280	12,729	15,009	(378)	06/09/06
Power Line Drive	1	—	70	261	331	—	70	261	331	(9)	06/09/06
Foundation Drive	8	—	1,221	5,688	6,909	31	1,221	5,719	6,940	(209)	06/09/06
Jamilke Drive	7	—	1,417	9,524	10,941	67	1,417	9,591	11,008	(294)	06/09/06
Park South	1	—	3,165	19,547	22,712	385	3,165	19,932	23,097	—	11/15/06

TOTAL CINCINNATI MARKET	38	68,888	30,001	186,590	216,591	4,489	30,001	191,079	221,080	(17,478)
Commodity Boulevard	2	20,849	3,891	36,799	40,690	1,206	3,891	38,005	41,896	(2,707)	07/21/05
Industrial Drive	1	4,350	683	7,136	7,819	38	683	7,174	7,857	(582)	07/21/05
Zane Trace Drive	1	—	288	3,091	3,379	—	288	3,091	3,379	(135)	03/14/06
Rickenbacker	2	—	3,532	34,172	37,704	—	3,532	34,172	37,704	(1,024)	04/13/06
Creekside	5	—	5,926	54,496	60,422	80	5,926	54,576	60,502	(1,599)	05/19/06
SouthPark	3	—	1,628	13,504	15,132	—	1,628	13,504	15,132	(500)	05/19/06

TOTAL COLUMBUS MARKET	14	25,199	15,948	149,198	165,146	1,324	15,948	150,522	166,470	(6,547)
DFW H	1	6,563	981	10,392	11,373	28	981	10,420	11,401	(2,102)	12/15/03
Pinnacle (7)	2	16,998	1,588	27,853	29,441	87	1,588	27,940	29,528	(4,382)	12/15/03
Market Industrial	5	—	1,481	15,507	16,988	582	1,481	16,089	17,570	(2,908)	10/01/04
Shiloh Industrial	2	—	878	5,957	6,835	725	878	6,682	7,560	(1,860)	10/01/04
Perimeter Industrial	2	—	261	2,901	3,162	25	261	2,926	3,187	(567)	10/01/04
Avenue R Industrial I	1	—	189	2,231	2,420	141	189	2,372	2,561	(489)	10/01/04
Avenue R Industrial II	1	—	271	1,139	1,410	462	271	1,601	1,872	(377)	10/01/04
Westfork Center Industrial	3	—	503	5,977	6,480	243	503	6,220	6,723	(1,336)	10/01/04
Coasters Distribution Center	1	—	1,380	14,504	15,884	18	1,380	14,522	15,902	(2,197)	12/03/04
Diplomat Drive	1	2,423	532	3,136	3,668	1,237	532	4,373	4,905	(415)	05/26/05
North 28th Street	1	3,254	—	6,145	6,145	20	—	6,165	6,165	(633)	07/21/05
Esters Boulevard	5	27,393	2,428	50,618	53,046	527	2,428	51,145	53,573	(4,307)	07/21/05
Royal Lane	1	1,918	—	3,200	3,200	20	—	3,220	3,220	(393)	07/21/05
North Stemmons Freeway (7)	1	2,376	585	2,576	3,161	171	585	2,747	3,332	(245)	07/21/05
West Story Drive	1	2,700	777	4,646	5,423	162	777	4,808	5,585	(390)	07/21/05
Meridian Drive	1	2,535	410	4,135	4,545	52	410	4,187	4,597	(369)	07/21/05
Gateway Drive	1	1,472	463	2,152	2,615	239	463	2,391	2,854	(200)	07/21/05
Valwood Parkway	3	8,875	2,271	15,351	17,622	599	2,271	15,950	18,221	(1,302)	07/21/05
108th Street	1	460	83	899	982	6	83	905	988	(80)	07/21/05

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2006

	Number of Buildings	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2006			Accumulated Depreciation (6)	Acquisition Date
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Sanden Drive	1	1,138	207	2,258	2,465	10		207	2,268	2,475	(190)	07/21/05
North Great Southwest Parkway	2	2,896	1,384	3,727	5,111	95		1,384	3,822	5,206	(467)	07/21/05
Webb Chapel Road	1	514	110	732	842	12		110	744	854	(90)	07/21/05
Belt Line Road	6	4,766	1,167	7,811	8,978	487		1,167	8,298	9,465	(733)	07/21/05
Springlake Road	2	2,720	534	4,457	4,991	373		534	4,830	5,364	(485)	07/21/05
Hurd Drive (7)	1	1,760	420	2,332	2,752	25		420	2,357	2,777	(212)	07/21/05
Champion Drive	1	1,660	672	2,598	3,270	380		672	2,978	3,650	(246)	07/21/05
GSW Gateway Three	1	—	1,669	11,622	13,291	—		1,669	11,622	13,291	(567)	01/13/06
Corporate Drive (7)	2	—	4,199	30,374	34,573	116		4,199	30,490	34,689	(993)	06/09/06
North Highway 121	1	—	3,316	22,893	26,209	180		3,316	23,073	26,389	(638)	06/09/06
Patriot Drive	2	—	4,200	26,373	30,573	21		4,200	26,394	30,594	(896)	06/09/06

TOTAL DALLAS MARKET	54	92,421	32,959	294,496	327,455	7,043		32,959	301,539	334,498	(30,069)
Interpark 70	1	5,254	1,383	7,566	8,949	730		1,383	8,296	9,679	(2,056)	09/30/04

TOTAL DENVER MARKET	1	5,254	1,383	7,566	8,949	730		1,383	8,296	9,679	(2,056)
West by Northwest	1	—	1,033	7,564	8,597	233		1,033	7,797	8,830	(1,356)	10/30/03
Bondesen Business. Park	7	—	1,007	23,370	24,377	(444	)(2)	1,007	22,926	23,933	(4,576)	06/03/04
Beltway 8 Business Park	7	—	1,679	25,565	27,244	(159	)(2)	1,679	25,406	27,085	(4,377)	06/03/04 /07/01/05
Corporate Industrial	2	—	613	3,989	4,602	24		613	4,013	4,626	(832)	10/01/04
Reed Industrial	1	—	568	6,331	6,899	523		568	6,854	7,422	(1,634)	10/01/04
Julie Rivers Industrial	2	—	272	3,123	3,395	111		272	3,234	3,506	(774)	10/01/04
Wynwood Industrial	1	—	180	1,634	1,814	42		180	1,676	1,856	(387)	10/01/04
Wynpark Industrial	1	—	154	1,404	1,558	46		154	1,450	1,604	(322)	10/01/04
Siber Industrial	1	—	742	4,644	5,386	68		742	4,712	5,454	(971)	10/01/04
Greenbriar Industrial	1	—	1,200	7,998	9,198	253		1,200	8,251	9,451	(1,028)	10/01/04
Greens Crossing	3	7,058	1,225	10,202	11,427	(66	)(2)	1,225	10,136	11,361	(887)	07/01/05
Willowbrook	4	8,211	1,274	12,842	14,116	198		1,274	13,040	14,314	(814)	07/01/05
Gateway at Central Green	2	—	1,079	9,929	11,008	131		1,079	10,060	11,139	(655)	09/20/05
Fairbanks Center	1	—	707	5,205	5,912	(84	)(2)	707	5,121	5,828	(204)	03/27/06

TOTAL HOUSTON MARKET	34	15,269	11,733	123,800	135,533	876		11,733	124,676	136,409	(18,817)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2006

	Number of Buildings	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2006			Accumulated Depreciation (6)	Acquisition Date
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Plainfield	3	—	5,196	48,108	53,304	(402	)(2)	5,196	47,706	52,902	(2,745)	12/22/03
Handleman Building	1	—	2,200	11,239	13,439	276		2,200	11,515	13,715	(684)	12/15/05
Whirlpool Airwest	1	—	3,817	24,777	28,594	7		3,817	24,784	28,601	(1,282)	12/16/05
Franklin Road	3	—	2,292	11,949	14,241	80		2,292	12,029	14,321	(617)	02/27/06

TOTAL INDIANAPOLIS MARKET	8	—	13,505	96,073	109,578	(39)		13,505	96,034	109,539	(5,328)
Midpoint Drive	1	5,743	1,627	7,418	9,045	—		1,627	7,418	9,045	(18)	12/27/06

TOTAL KANSAS CITY MARKET	1	5,743	1,627	7,418	9,045	—		1,627	7,418	9,045	(18)
Trade Pointe III	1	5,440	1,020	7,240	8,260	(2	)(2)	1,020	7,238	8,258	(998)	09/28/04
Riverport	1	—	1,279	8,812	10,091	1		1,279	8,813	10,092	(2,196)	05/03/04

TOTAL LOUISVILLE MARKET	2	5,440	2,299	16,052	18,351	(1)		2,299	16,051	18,350	(3,194)
Chickasaw	2	—	1,141	13,837	14,978	(437	)(2)	1,141	13,400	14,541	(2,371)	07/22/03
Panattoni Memphis Portfolio (7)	7	33,016	18,088	114,739	132,827	1,198		18,088	115,937	134,025	(11,267)	02/05/05 / 05/13/05
Memphis Distriplex (7)	1	4,619	1,525	10,444	11,969	(84	)(2)	1,525	10,360	11,885	(837)	06/13/05

TOTAL MEMPHIS MARKET	10	37,635	20,754	139,020	159,774	677		20,754	139,697	160,451	(14,475)
Miami Service Center	1	—	1,110	3,811	4,921	67		1,110	3,878	4,988	(926)	04/07/05
Miami Commerce Center	1	5,889	3,050	10,769	13,819	45		3,050	10,814	13,864	(1,124)	04/13/05
Northeast 12 Terrace	1	2,475	1,169	6,088	7,257	36		1,169	6,124	7,293	(625)	07/21/05
Northwest 70th Avenue	2	—	10,025	16,936	26,961	160		10,025	17,096	27,121	(450)	06/09/06
North Andrews Avenue	1	—	6,552	6,101	12,653	21		6,552	6,122	12,674	(201)	06/09/06

TOTAL MIAMI MARKET	6	8,364	21,906	43,705	65,611	329		21,906	44,034	65,940	(3,326)
Minnesota Valley	3	—	3,764	22,039	25,803	29		3,764	22,068	25,832	(759)	04/13/06

TOTAL MINNEAPOLIS MARKET	3	—	3,764	22,039	25,803	29		3,764	22,068	25,832	(759)
Bridgestone/Firestone (7)	1	14,955	2,545	21,939	24,484	5,480		2,545	27,419	29,964	(3,111)	06/09/03
Mid South Logistics Center	1	12,543	1,772	18,288	20,060	65		1,772	18,353	20,125	(2,431)	06/29/04
Eastgate	1	10,860	1,445	13,352	14,797	141		1,445	13,493	14,938	(2,344)	03/19/04

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2006

	Number of Buildings	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2006			Accumulated Depreciation (6)	Acquisition Date
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
Rockdale Distribution Center	1	—	2,940	12,188	15,128	(35	)(2)	2,940	12,153	15,093	(655)	12/28/05
Commerce Farms	1	—	2,063	16,822	18,885	—		2,063	16,822	18,885	(834)	01/13/06

TOTAL NASHVILLE MARKET	5	38,358	10,765	82,589	93,354	5,651		10,765	88,240	99,005	(9,375)
Brunswick Avenue	1	9,931	3,665	16,380	20,045	1,191		3,665	17,571	21,236	(1,276)	07/21/05
Campus Drive	1	2,714	1,366	4,841	6,207	76		1,366	4,917	6,283	(386)	07/21/05
Cottontail Lane	1	6,240	1,960	9,169	11,129	346		1,960	9,515	11,475	(720)	07/21/05
Dendreon Building	1	—	4,940	8,026	12,966	234		4,940	8,260	13,200	(435)	12/28/05
Rockaway	3	6,289	5,881	12,521	18,402	122		5,881	12,643	18,524	(737)	12/29/05
Lake Drive	1	5,389	1,699	6,898	8,597	73		1,699	6,971	8,670	(191)	05/25/06
452 Business Center	2	4,448	2,298	7,311	9,609	—		2,298	7,311	9,609	(252)	06/06/06

TOTAL NEW JERSEY MARKET	10	35,011	21,809	65,146	86,955	2,042		21,809	67,188	88,997	(3,997)
Huntwood Industrial	1	—	1,892	4,662	6,554	815		1,892	5,477	7,369	(1,911)	10/01/04
Eden Rock Industrial	2	—	1,943	4,746	6,689	347		1,943	5,093	7,036	(1,467)	10/01/04
Bayside Distribution Center	2	11,527	6,875	15,254	22,129	(20	)(2)	6,875	15,234	22,109	(2,049)	11/03/04
California Logistics Centre	1	—	5,672	20,499	26,171	14		5,672	20,513	26,185	(783)	04/21/06
Cherry Street	3	—	12,584	24,582	37,166	10		12,584	24,592	37,176	(733)	06/09/06
Pike Lane (7)	3	—	2,880	8,328	11,208	23		2,880	8,351	11,231	(213)	06/09/06
Cordelia Road	3	—	2,215	8,461	10,676	1		2,215	8,462	10,677	(201)	06/09/06
South Vasco Road	1	—	2,572	14,809	17,381	—		2,572	14,809	17,381	(375)	06/09/06
McLaughlin Avenue	1	—	3,424	5,507	8,931	—		3,424	5,507	8,931	(162)	06/09/06
Park Lane	5	—	10,977	17,216	28,193	—		10,977	17,216	28,193	(540)	06/09/06
Valley Drive	5	—	12,338	15,253	27,591	—		12,338	15,253	27,591	(420)	06/09/06
Old Country Road	1	—	1,557	1,503	3,060	2		1,557	1,505	3,062	(53)	06/09/06
Cypress Lane	1	—	2,211	2,196	4,407	395		2,211	2,591	4,802	(55)	06/09/06
Fite Court	1	—	3,770	17,185	20,955	3		3,770	17,188	20,958	(41)	12/28/06

TOTAL NORTHERN CALIFORNIA MARKET	30	11,527	70,910	160,201	231,111	1,590		70,910	161,791	232,701	(9,003)
Cypress Park East	2	10,424	2,627	13,055	15,682	85		2,627	13,140	15,767	(2,126)	10/22/04
East Landstreet Road	4	—	5,542	28,007	33,549	—		5,542	28,007	33,549	(778)	06/09/06
Boggy Creek Road	6	—	6,982	22,646	29,628	28		6,982	22,674	29,656	(534)	06/09/06

TOTAL ORLANDO MARKET	12	10,424	15,151	63,708	78,859	113		15,151	63,821	78,972	(3,438)
North Industrial	2	5,672	4,566	15,899	20,465	2,870		4,566	18,769	23,335	(2,531)	10/01/04
South Industrial I (7)	2	4,733	2,876	14,120	16,996	512		2,876	14,632	17,508	(2,142)	10/01/04
South Industrial II	1	—	1,235	4,902	6,137	441		1,235	5,343	6,578	(1,128)	10/01/04
West Southern Industrial	1	—	555	3,376	3,931	(29	)(2)	555	3,347	3,902	(605)	10/01/04
West Geneva Industrial	3	—	413	2,667	3,080	219		413	2,886	3,299	(370)	10/01/04

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2006

	Number of Buildings	Encumbrances (5)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2006			Accumulated Depreciation (6)	Acquisition Date
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(4)(6)
West 24th Industrial	2	—	870	4,575	5,445	283		870	4,858	5,728	(504)	10/01/04
Sky Harbor Transit Center	1	3,675	2,534	7,597	10,131	51		2,534	7,648	10,182	(1,437)	11/24/04
States Logistics Center	1	—	1,690	5,643	7,333	(26	)(2)	1,690	5,617	7,307	(306)	12/05/05
Roosevelt Distribution Center	1	2,348	1,154	6,441	7,595	29		1,154	6,470	7,624	(225)	05/19/06

TOTAL PHOENIX MARKET	14	16,428	15,893	65,220	81,113	4,350		15,893	69,570	85,463	(9,248)
Rittiman Business Park	15	—	7,638	40,391	48,029	314		7,639	40,704	48,343	(1,800)	06/03/04 / 12/07/06

TOTAL SAN ANTONIO MARKET	15	—	7,638	40,391	48,029	314		7,639	40,704	48,343	(1,800)
Industry Drive North	2	9,730	5,753	16,039	21,792	218		5,753	16,257	22,010	(1,164)	07/21/05
South 228th Street (7)	2	11,051	4,739	17,797	22,536	114		4,739	17,911	22,650	(1,136)	07/21/05
64th Avenue South	1	6,383	3,345	9,335	12,680	43		3,345	9,378	12,723	(744)	07/21/05
South 192nd Street	1	2,288	1,286	3,433	4,719	225		1,286	3,658	4,944	(279)	07/21/05
South 212th Street	1	—	3,095	10,253	13,348	53		3,095	10,306	13,401	(756)	08/01/05
Southwest 27th Street	1	7,570	4,583	8,353	12,936	27		4,583	8,380	12,963	(750)	07/21/05

TOTAL SEATTLE MARKET	8	37,022	22,801	65,210	88,011	680		22,801	65,890	88,691	(4,829)
Foothill Business Center	3	—	13,315	9,112	22,427	1,218		13,315	10,330	23,645	(2,603)	12/09/04
Rancho Technology Park	1	—	2,790	7,048	9,838	545		2,790	7,593	10,383	(1,696)	10/16/03
East Slauson Avenue	3	12,010	5,499	14,775	20,274	843		5,499	15,618	21,117	(892)	07/21/05
Airport Circle	1	5,490	3,098	8,368	11,466	73		3,098	8,441	11,539	(358)	07/21/05
Cota Street	1	4,453	2,802	7,624	10,426	694		2,802	8,318	11,120	(565)	07/21/05
Twin Oaks Valley Road	2	3,998	1,815	7,855	9,670	110		1,815	7,965	9,780	(509)	07/21/05
Medline Distribution Center	1	—	5,314	9,929	15,243	—		5,314	9,929	15,243	—	06/30/06
TOTAL SOUTHERN CALIFORNIA MARKET	12	25,951	34,633	64,711	99,344	3,483		34,633	68,194	102,827	(6,623)

GRAND TOTAL	377	632,822	475,938	2,285,435	2,761,373	46,363		475,892	2,331,844	2,807,736	(199,574)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2006

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

(3) Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2006:

Total per Schedule III (6)	$2,807,736
Properties under development
Land	14,057
Construction in progress	19,901
Land held for development	23,194

Total investment in properties	$2,864,888

(4) As of December 31, 2006, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.4 billion.
(5) Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2006:

Total per Schedule III	$632,822
Premiums, net of amortization	8,259

Total mortgage notes	$641,081

(6) A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2006 is as follows:

Investments in properties:
Balance at beginning of year	$1,994,925
Acquisition of properties	1,087,847
Improvements, including development properties	84,075
Divestiture of properties	(258,071)
Adjustment for properties in discontinued operations	(43,888)

Balance at end of year	$2,864,888

Accumulated depreciation:
Balance at beginning of year	$96,604
Depreciation and amortization expense, including discontinued operations	117,570
Divestiture of properties	(11,498)
Adjustment for properties in discontinued operations	(3,102)

Balance at end of year	$199,574

(7)    Occasionally our leases contain certain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. These buildings, or a building included in the business park, are subject to such an agreement.

EXHIBIT INDEX

Exhibit Number	Description
*2.1	Agreement and Plan of Merger, dated June 17, 2005, among Dividend Capital Trust Inc., DCT Acquisition Corporation, Cabot Industrial Value Fund Inc. and Cabot Industrial Value Fund Manager, LLC (Exhibit 2.1 to Form 10-Q filed on August 15, 2005)

*2.2	Put/Call Agreement, dated July 21, 2005, among Cabot Industrial Fund Manager, LLC, the limited partners named therein and Dividend Capital Trust Inc. (Exhibit 2.2 to Form 10-Q filed on August 15, 2005)

*2.3	Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

*3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (Exhibit 3.1 to Form 8-K filed on December 19, 2006)

*3.2	DCT Industrial Trust Inc. Amended and Restated Bylaws (Exhibit 3.2 to Form 8-K filed on December 19, 2006)

*10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 13, 2006)

*10.2	Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 13, 2006)

*10.3	DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2006)

*10.4	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

*10.5	Form of Restricted Stock Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on October 13, 2006)

*10.6	Form of Phantom Share Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on October 13, 2006)

*10.7	Form of LTIP Unit Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on October 13, 2006)

*10.7.1	Form of Option Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7.1 to Amendment No. 1 to Form S-11 Registration Statement, Commission File No. 333-138094)

*10.8	Real Estate Contract, dated December 23, 2004, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.12 to Form 10-K filed on March 16, 2005)

*10.9	First Amendment to Real Estate Contract, dated January 7, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.13 to Form 10-K filed on March 16, 2005)

*10.10	Second Amendment to Real Estate Contract, dated January 21, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.14 to Form 10-K filed on March 16, 2005)

E-1

Exhibit Number	Description
*10.11	Third Amendment to Real Estate Contract, dated February 15, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.15 to Form 10-K filed on March 16, 2005)

*10.12	Fourth Amendment to Real Estate Contract, dated February 22, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.16 to Form 10-K filed on March 16, 2005)

*10.13	Fifth Amendment to Real Estate Contract, dated February 25, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.17 to Form 10-K filed on March 16, 2005)

*10.14	Sixth Amendment to Real Estate Contract, dated March 2, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.18 to Form 10-K filed on March 16, 2005)

*10.15	Seventh Amendment to Real Estate Contract, dated March 4, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (Exhibit 10.19 to Form 10-K filed on March 16, 2005)

*10.16	Credit Agreement dated as of December 9, 2005 among Dividend Capital Operating Partnership LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.17	Agreement of Purchase and Sale dated as of May 10, 2006 among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A, LLC, Cabot Industrial Venture A Texas, LP, Cabot Industrial Venture B Texas, LP and Dividend Capital Operating Partnership LP (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.18	Note Purchase Agreement dated as of June 9, 2006 among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and the purchasers party thereto (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to Form S-3 on Form S-11, Commission File No. 333-122260)

*10.19	Non-Competition and Non-Solicitation Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and Evan H. Zucker (incorporated by reference to Exhibit 10.19 to Form S-11 Registration Statement, Commission File No. 333-138094)

*10.20	Non-Competition and Non-Solicitation Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and James R. Mulvihill (incorporated by reference to Exhibit 10.20 to Form S-11 Registration Statement, Commission File No. 333-138094)

*10.21	Pledge and Security Agreement, dated as of October 10, 2006, between Dividend Capital Advisors Group LLC and DCT Industrial Trust Inc. (incorporated by reference to Exhibit 10.21 to Form S-11 Registration Statement, Commission File No. 333-138094)

*10.22	Registration Rights Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and Dividend Capital Advisors Group LLC(incorporated by reference to Exhibit 10.22 to Form S-11 Registration Statement, Commission File No. 333-138094)

*10.23	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Thomas G. Wattles (incorporated by reference to Exhibit 10.6.5 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.24	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and James D. Cochran (incorporated by reference to Exhibit 10.6.6 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

E-2

Exhibit Number	Description
*10.25	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.6.7 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.26	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Matthew T. Murphy (incorporated by reference to Exhibit 10.6.8 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.27	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.6.9 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.28	Employment Agreement, dated as of August 14, 2006, between Dividend Capital Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.6.10 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.29	Employment Agreement, dated as of September 18, 2006, between Dividend Capital Trust Inc. and Stuart B. Brown (incorporated by reference to Exhibit 10.6.11 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.30	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Dividend Capital Securities LLC, relating to the termination of the Dealer Manager Agreement between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Dividend Capital Securities LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed on October 13, 2006)

*10.31	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Securities LLC, relating to the termination of the Dealer Manager Agreement between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Securities LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 13, 2006)

*10.32	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Exchange Facilitators LLC, relating to the termination of the Intellectual Property Licensing Agreement between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Exchange Facilitators LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed on October 13, 2006)

*10.33	Purchase Agreement, dated December 12, 2006, by and among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, on behalf of themselves and the other several underwriters named in Schedule A thereto (incorporated by reference to Exhibit 10.8 to Form 8-K filed on December 18, 2006)

*10.34	DCT Industrial Trust Inc. 2006 Outperformance Program (incorporated by reference to Exhibit 10.8 to Form 8-K filed on December 19, 2006)

+21.1	List of Subsidiaries

+23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, dated March 14, 2007

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.
*	Previously filed.

E-3