Form 10-Q
period 2007-03-31
DCT Industrial Trust Inc.
filed 2007-05-09
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2007, 168,416,700 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Land	$505,275	$513,143
Buildings and improvements	2,083,206	2,120,821
Intangible lease assets	191,144	198,222
Construction in progress	33,222	32,702

Total Investment in Properties	2,812,847	2,864,888
Less accumulated depreciation and amortization	(227,355)	(199,574)

Net Investment in Properties	2,585,492	2,665,314
Investments in and advances to unconsolidated joint ventures	54,911	42,336

Net Investment in Real Estate	2,640,403	2,707,650
Cash and cash equivalents	96,718	23,310
Notes receivable	9,192	9,205
Deferred loan costs, net	5,839	6,175
Deferred loan costs – financing obligations, net	9,101	16,467
Straight-line rent and other receivables	20,785	17,137
Deferred acquisition costs and other assets, net	18,360	27,637
Assets held for sale	—	41,895

Total Assets	$2,800,398	$2,849,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$20,180	$27,341
Distributions payable	31,946	30,777
Tenant prepaids and security deposits	14,072	12,329
Other liabilities	15,273	14,135
Intangible lease liability, net	15,913	17,595
Lines of credit	22,000	34,278
Senior unsecured notes	425,000	425,000
Mortgage notes	652,365	641,081
Financing obligations	95,682	191,787
Liabilities related to assets held for sale	—	276

Total Liabilities	1,292,431	1,394,599

Minority interests	291,426	225,920
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 168,354,596 shares issued and outstanding as of March 31, 2007 and December 31, 2006	1,684	1,684
Additional paid-in capital	1,595,319	1,595,808
Distributions in excess of earnings	(369,172)	(357,076)
Accumulated other comprehensive loss	(11,290)	(11,459)

Total Stockholders’ Equity	1,216,541	1,228,957

Total Liabilities and Stockholders’ Equity	$2,800,398	$2,849,476

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Rental revenues	$64,975	$44,824
Institutional capital management and other fees	746	52

Total Revenues	65,721	44,876

OPERATING EXPENSES:
Rental expenses	7,859	4,114
Real estate taxes	8,520	6,139
Real estate related depreciation and amortization	28,768	23,239
General and administrative	4,056	679
Asset management fees, related party	—	3,518

Total Operating Expenses	49,203	37,689

Operating Income	16,518	7,187
OTHER INCOME AND EXPENSE:
Equity in income (losses) of unconsolidated joint ventures, net	74	(53)
Gain on dispositions of real estate interests	7,885	3,988
Interest expense (including loan cost amortization of $0.4 million and $0.4 million, respectively)	(16,867)	(11,534)
Interest income and other	982	2,462
Income taxes	(471)	(51)

Income Before Minority Interests and Discontinued Operations	8,121	1,999
Minority interests	(1,082)	175

Income From Continuing Operations	7,039	2,174
Income (Loss) From Discontinued Operations	8,316	(219)

NET INCOME	$15,355	$1,955

INCOME PER COMMON SHARE – BASIC
Income From Continuing Operations	$0.04	$0.01
Income (Loss) From Discontinued Operations	0.05	0.00

Net Income	$0.09	$0.01

INCOME PER COMMON SHARE – DILUTED:
Income From Continuing Operations	$0.04	$0.01
Income (Loss) From Discontinued Operations	0.05	0.00

Net Income	$0.09	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	168,355	145,402

Diluted	196,720	147,315

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

And Other Comprehensive Loss

For the Three Months Ended March 31, 2007

(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	168,355	$1,684	$1,595,808	$(357,076)	$(11,459)	$1,228,957
Cumulative impact of change in accounting for uncertainty in income taxes (FIN 48 – see Note 1)	—	—	—	(500)	—	(500)
Comprehensive income:
Net income	—	—	—	15,355	—	15,355
Net unrealized gain on cash flow hedging derivatives	—	—	—	—	17	17
Amortization of cash flow hedging derivatives	—	—	—	—	152	152

Comprehensive income						15,524

Offering costs related to issuance of common stock	—	—	(983)	—	—	(983)
Amortization of stock-based compensation	—	—	494	—	—	494
Distributions on common stock	—	—	—	(26,951)	—	(26,951)

Balance at March 31, 2007	168,355	$1,684	$1,595,319	$(369,172)	$(11,290)	$1,216,541

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$15,355	$1,955
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,486	(190)
Gain on disposition of real estate interests	(13,735)	(3,988)
Gain on contributions of nondepreciable real estate and other land sales	(3,711)	—
Real estate related depreciation and amortization	28,783	24,492
Distributions of earnings from unconsolidated joint ventures	175	—
Equity in (income) losses of unconsolidated joint ventures, net, and other	(2,584)	(1,026)
Changes in operating assets and liabilities:
Other assets	(1,453)	74
Accounts payable, accrued expenses and other liabilities	(825)	(1,286)

Net cash provided by operating activities	24,491	20,031

INVESTING ACTIVITIES:
Real estate acquisitions	(41,045)	(96,314)
Capital expenditures	(7,966)	(32,245)
Decrease (increase) in deferred acquisition costs and deposits	13,171	(2,366)
Investments in unconsolidated joint ventures, net	(13,791)	(5,230)
Proceeds from dispositions of real estate investments	156,368	102,740
Increase in restricted cash	(3,488)	(343)
Originations of notes receivable	—	(650)
Proceeds from repayments of notes receivable	13	—
Master lease payments received	153	87

Net cash provided by (used in) investing activities	103,415	(34,321)

FINANCING ACTIVITIES:
Net proceeds from (reduction of) lines of credit	(12,278)	2
Proceeds from unsecured notes	—	50,000
Principal payments on mortgage notes	(3,045)	(2,202)
Proceeds from financing obligations	—	50,046
Offering costs related to issuance of OP Units	(517)	—
Principal payments on financing obligations	(5,933)	(644)
Increase in deferred loan costs	(132)	(84)
Increase in deferred loan costs – financing obligation	—	(4,844)
Proceeds from sale of common stock	—	154,749
Offering costs for issuance of common stock	(1,920)	(14,685)
Redemption of common stock	—	(6,249)
Distributions to common stockholders	(27,021)	(8,575)
Distributions to minority interests	(3,755)	(593)
Contributions from minority interests	103	—

Net cash provided by (used in) financing activities	(54,498)	216,921

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,408	202,631
CASH AND CASH EQUIVALENTS, beginning of period	23,310	94,918

CASH AND CASH EQUIVALENTS, end of period	$96,718	$297,549

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$19,823	$11,869
Amount issued in common stock pursuant to the distribution reinvestment plan	$—	$11,055
Debt assumed in connection with purchase of TIC Interests (see Note 5)	$14,886	$—

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

DCT Industrial Trust Inc. is a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States, and is currently expanding into Mexico. In addition, we manage, and own interests in, industrial properties through our institutional capital management program. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (our “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. As used herein, “DCT Industrial Trust,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of March 31, 2007, we owned interests in, or managed, 405 industrial real estate buildings totaling 64.7 million square feet. Our portfolio of consolidated operating properties included 367 industrial real estate buildings, which consisted of 214 bulk distribution properties, 111 light industrial properties and 42 service center or flex properties totaling 53.2 million square feet. Our portfolio of 367 consolidated operating properties was 92.9% occupied as of March 31, 2007. As of March 31, 2007, we also consolidated three developments properties, six redevelopment properties and two properties held for contribution. In addition, as of March 31, 2007, we had ownership interests ranging from 10% to 20% in 16 unconsolidated properties in institutional joint ventures, or funds, totaling 5.7 million square feet, and investments in five unconsolidated development joint venture properties.

Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and related notes thereto as filed on Form 10-K on March 14, 2007.

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

Reclassifications

Certain items in the consolidated statement of operations for three months ended March 31, 2006 have been reclassified to conform to 2007 classifications.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including asset acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, property taxes, insurance and other such costs if appropriate. Interest is capitalized on actual expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. These assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to rental revenues.

We have certain properties which we have acquired or removed from service with the intention to redevelop or reposition the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. Land undergoing activities necessary to prepare it for its intended use prior to significant construction activities is classified as pre-development.

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

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently in pre-development, being developed or redeveloped until the building is substantially completed and placed into service, not later than one year from cessation of major construction activity.

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

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. In June 2005, the FASB ratified Emerging Issues Task Force Issue (“EITF”) 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended March 31, 2007 and 2006, the total increase to rental revenues due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.6 million and $2.3 million, respectively.

Tenant recovery income includes payments and amounts due from tenants for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues in the same period the related expenses are incurred. Tenant recovery income recognized as rental revenues for the three months ended March 31, 2007 and 2006 was $12.8 million and $7.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS 141, and amortized to rental revenues over the life of the related leases. For the three months ended March 31, 2007 and 2006 the total net decrease to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations, was approximately $0.5 million and $0.4 million, respectively.

Early lease termination fees are recorded in rental revenues when such amounts are earned and the unamortized balances of assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items on our consolidated statements of operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. During the three months ended March 31, 2007, the early termination of leases, including amounts reported as discontinued operations, resulted in a decrease in revenues associated with SFAS 141 intangible assets and liabilities of $0.3 million and additional amortization expense of $0.1 million. During the three months ended March 31, 2006, the early termination of leases, including amounts reported as discontinued operations, resulted in a decrease in revenues associated with SFAS 141 intangible assets and liabilities of $0.1 million, recognition of early termination fee revenues of $0.1 million and no additional amortization expenses.

We earn revenues including asset management fees, acquisition fees and other fees pursuant to joint venture and other agreements. This may include acquisition fees based on the sale or contribution of assets and are included in the statements of operations in institutional capital management and other fees. We recognize revenues from asset management, acquisition fees and other services when the related fees are earned and are realized or realizable.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We will adopt the provisions of SFAS 159 during the first quarter of 2008. We do not believe such adoption will have a material impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) on EITF No. 00-19, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements, specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective for new and modified registration payment arrangements. Registration payment arrangements that were entered into before the FSP was issued would become subject to its guidance for fiscal years beginning after December 15, 2006 by recognizing a cumulative-effect adjustment in retained earnings as of the year of adoption. We adopted FSP EITF 00-19-2 in the first quarter of 2007 and the adoption did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this statement will have a material effect on our consolidated financial statements.

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

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. The Company believes that its income tax filing positions are well documented and supported. As a result of the implementation of FIN 48 the Company recognized a $0.5 million liability for unrecognized tax benefits, which includes approximately $41,000 for accrued interest and penalties and was accounted for as an increase to the January 1, 2007 balance of distributions in excess of earnings. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. All years of the Company’s operations remain open for examination.

Note 2 – Real Estate

Our consolidated real estate assets consist of operating properties, operating properties held for contribution, development and redevelopment properties, pre-development and land held for future development. Our real estate assets, presented at historical cost, include the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Operating properties	$2,677,063	$2,754,076
Properties under redevelopment	42,772	21,518
Properties held for contribution	32,144	32,142
Properties under development	29,664	26,289
Properties in pre-development	10,649	7,669
Land held for development	20,555	23,194

Total Investment in Properties	2,812,847	2,864,888
Less accumulated depreciation and amortization	(227,355)	(199,574)

Net Investment in Properties	$2,585,492	$2,665,314

Acquisition Activity

During the three months ended March 31, 2007, we acquired five operating properties located in three markets, aggregating approximately 1.0 million square feet for a total cost of approximately $39.9 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances. For all properties acquired and consolidated, the results of operations for such properties are included in our consolidated statements of operations from the dates of acquisition.

Disposition Activity

During the three months ended March 31, 2007, we disposed of nine operating properties comprising approximately 2.2 million square feet located in eight markets. We sold three properties comprising 266,000 square feet to unrelated third parties for total gross proceeds of approximately $54.4 million, which resulted in a gain of approximately $9.6 million. The remaining six properties comprising approximately 1.9 million square feet were contributed to institutional joint ventures in which we maintain ownership interests for a total contribution value of approximately $104.9 million (see discussion below).

Contributions of Properties to Institutional Capital Management Funds

TRT-DCT Industrial Joint Venture I

On September 1, 2006, we entered into the first joint venture agreement with Dividend Capital Total Realty Trust Inc., “DCTRT”, TRT-DCT Industrial Joint Venture I, G.P., “TRT-DCT Venture I,” pursuant to which we anticipate TRT-DCT Venture I will own up to $208.0 million of industrial properties. This joint venture is funded as follows: (i) an equity contribution from DCTRT to the joint venture (which will generally be not less than approximately 80.0% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which will be up to approximately 20.0% of the joint venture’s required equity capitalization); and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55.0% and no more than 75.0%. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

As co-general partner, we make the initial determination as to whether an asset will be acquired by TRT-DCT Venture I, and this determination is then subject to DCTRT’s review and approval. With respect to our own assets, if the proposed asset has been owned by us for four months or less and no significant leasing, development or repositioning of the asset has occurred, the purchase price for the asset is equal to our total gross cost basis and, if the proposed asset has been owned by us for more than four months or significant leasing, development or repositioning of the asset has occurred, the purchase price for the asset is equal to the asset’s fair market value as determined by an unaffiliated appraiser plus incremental third-party costs including legal, due diligence and debt financing expenses. However, we have no obligation to sell an asset if the appraised value is less than our cost basis. Assets that are acquired from third parties are valued at the acquisition’s total gross cost, which includes the purchase price, due diligence costs and closing costs. We will receive an acquisition fee of 50 basis points in connection with all assets that are contributed by us or acquired by the venture from third parties.

During the three months ended March 31, 2007, we contributed three properties to TRT-DCT Venture I totaling approximately 818,000 rentable square feet with a combined gross contribution value of approximately $53.0 million. The contribution of the three properties into TRT-DCT Venture I resulted in a total gain of approximately $4.3 million, of which approximately $3.9 million was recognized in our earnings during the three months ended March 31, 2007. The remaining gain of approximately $0.4 million has been deferred and is being amortized to earnings over the weighted average life of the buildings.

TRT-DCT Industrial Joint Venture II

On March 27, 2007, we entered into the second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II, G.P., “TRT-DCT Venture II,” pursuant to which we anticipate TRT-DCT Venture II will own up to $175.0 million of industrial properties. The TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I.

During the three months ended March 31, 2007, we contributed three properties to TRT-DCT Venture II totaling approximately 1.1 million rentable square feet with a combined gross contribution value of approximately $51.9 million. The contribution of the three properties into TRT-DCT Venture II resulted in a total gain of approximately $4.4 million, of which approximately $4.0 million was recognized in our earnings during the three months ended March 31, 2007. The remaining gain of approximately $0.4 million has been deferred and is being amortized to earnings over the weighted average life of the buildings.

Discontinued Operations

As of March 31, 2007, there were no potential sales of our properties to a third party that were considered probable and, as such, no properties were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). However, three properties sold during the three months ended March 31, 2007 to third parties were classified as discontinued operations. See Note 11 for additional information.

Intangible Assets

Aggregate net amortization of intangible assets recognized pursuant to SFAS 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents) was approximately $8.0 million and $6.9 million for the three months ended March 31, 2007 and 2006, respectively. Our intangible assets and liabilities included the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$169,616	$(64,522)	$105,094	$175,211	$(56,997)	$118,214
Above market rent	26,763	(12,295)	14,468	28,093	(10,996)	17,097
Below market rent	(23,708)	7,795	(15,913)	(24,197)	6,602	(17,595)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net increase (decrease) to rental revenues due to the amortization of above and below market rents for the next 5 years (in thousands):

For the years ended December 31,	Estimated Net Amortization of Intangible Lease Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Amortization of Above and Below Market Rents
Remainder of 2007	$22,369	$(43)
2008	25,411	252
2009	17,152	86
2010	10,681	(205)
2011	6,870	304

Total	$82,483	$394

Note 3 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and establishing funds or other commingled investment vehicles with institutional partners. The following describes our net equity investment in unconsolidated joint ventures as of March 31, 2007 and December 31, 2006:

Unconsolidated Joint Ventures	DCT Ownership Percentage as of March 31, 2007	Number of Buildings	Net Equity Investment
			March 31, 2007	December 31, 2006
			(in thousands)
Institutional Funds:
DCT Fund I LLC	20%	6	$3,249	$3,426
TRT-DCT Venture I	10%	7	11,072	5,704
TRT-DCT Venture II	10%	3	4,722	—
Developments:
SouthCreek IV Distribution Facility	97%	1	6,512	6,280
Panattoni Investments	0.5%	3	251	251
Sycamore Canyon	90%	1	4,214	4,109
Stirling Capital Investments (SCLA) (1)	50%	2	21,521	19,246
Logistics Way	95%	1	3,370	3,320

Total		24	$54,911	$42,336

(1)	Although we contributed 100% of the initial equity capital required by the venture, our partners retain certain participation rights in the partnership’s available cash flows.

Note 4 – Hedging Activities

During June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate the effect on cash outflows attributable to changes in LIBOR related to the $275.0 million variable rate, unsecured notes issued in June 2006. This swap expired in February 2007. Concurrent with the $275.0 million note issuance, we also entered into a forward-starting swap to hedge our exposure to variability in the cash outflows of a future fixed rate debt issuance due to fluctuations in the USD-LIBOR swap rate. Both of these forward-starting interest rate swaps have been designated as cash flow hedges.

Net unrealized gains of approximately $17,000 were recorded during the three months ended March 31, 2007, and gains of approximately $1.5 million were recorded during the three months ended March 31, 2006, to stockholders’ equity and other comprehensive loss as a result of the change in fair value of the outstanding hedges. Gains and losses resulting from hedging ineffectiveness are recorded as increases and decreases, respectively, to interest expense in our accompanying consolidated statements of operations.

As of March 31, 2007 and December 31, 2006, the accumulated other comprehensive loss balance pertaining to the hedges were losses of approximately $11.3 million and $11.5 million, respectively. Amounts reported in accumulated other comprehensive loss related to derivatives will be amortized to interest expense as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $1.6 million will be amortized from other comprehensive loss to interest expense resulting in an increase in our interest expense.

Note 5 – Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, and, as of March 31, 2007, the historical cost of those properties included in our operating partnership’s private placement was $111.3 million. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

Additionally, the TIC Interests sold to accredited investors are 100% leased by our operating partnership pursuant to master leases, and such leases contain purchase options whereby our operating partnership has the right, but not the obligation, to acquire the TIC Interests from the investors at a point in time in exchange for units of limited partnership interest in our operating partnership (“OP Units”) under Section 721 of the Code. In 2006, we discontinued our operating partnership’s private placement of TIC Interests.

During the three months ended March 31, 2006 we raised approximately $50.0 million from the sale of TIC Interests in our properties. The amount of gross proceeds associated with the sales of TIC Interests are recorded in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98 Accounting for Leases (“SFAS No. 98”). We have leased back the portion of the building sold to the unrelated third-party investors and, in accordance with SFAS No. 98, a portion of the rental payments made to such investors under the lease agreements are recognized as interest expense for the three months ended March 31, 2007 and 2006, using the interest method

During the three months ended March 31, 2007 and 2006, we incurred approximately $2.1 million and $2.8 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as interest expense in the accompanying consolidated financial statements. Included in interest expense was approximately $1.9 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively, of interest expense related to the financing obligation. The various lease agreements in place as of March 31, 2007 contain expiration dates ranging from March 2021 to August 2021.

Prior to October 10, 2006, our operating partnership paid certain up-front fees and reimbursed certain related expenses to Dividend Capital Advisors LLC (our “Former Advisor”), Dividend Capital Securities LLC (our “Former Dealer Manager”) and Dividend Capital Exchange Facilitators LLC (our “Former Facilitator”), an affiliate of our Former Advisor, for raising capital through our operating partnership’s private placement. Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with the private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance, which equaled 2% of the gross equity proceeds raised through the private placement. In addition, our operating partnership was obligated to pay our Former Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. Our Former Dealer Manager has re-allowed such commissions and a portion of such dealer manager fee to participating broker dealers. Our operating partnership was also obligated to pay a transaction facilitation fee to our Former Facilitator of up to 1.5% of the gross equity proceeds raised through the private placement. We terminated these arrangements with our Former Dealer Manager and our Former Facilitator on October 10, 2006, in connection with the consummation of the Internalization.

During the three months ended March 31, 2006 our operating partnership incurred up-front costs of approximately $4.8 million payable to our Former Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our operating partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our operating partnership does not elect to exercise any such purchase option, we will not meet the standards set forth in SFAS No. 98 in order to recognize the sale of such TIC Interests.

During the three months ended March 31, 2007, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in 14 industrial properties located in Tennessee and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 6.8 million OP Units valued at approximately $76.9 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed a portion of a secured note totaling $14.9 million with an interest rate of 5.0% that was previously reflected in financing obligations.

During the three months ended March 31, 2006, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in a property located in Plainfield, Indiana. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 1.3 million OP Units valued at approximately $13.8 million to acquire such TIC Interests.

Note 6 – Minority Interests

Minority interests consisted of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
OP Units:
Net investment	$319,007	$251,094
Distributions	(10,657)	(5,661)
Share of cumulative net loss	(18,634)	(21,227)

Sub-total	289,716	224,206
Cabot limited partnership interests:
Net investment	40,314	40,314
Distributions	(1,317)	(1,455)
Share of cumulative net loss	(766)	(766)
Limited partnership interests acquired	(38,231)	(38,093)

Sub-total	—	—
Cabot non-voting common stock:
Net investment	63	63
Distributions	(4)	(4)
Share of cumulative net loss	(1)	(2)

Sub-total	58	57
Joint venture partner interest:
Net investment	1,761	1,658
Distributions	(1)	(1)
Share of cumulative net loss	(108)	—

Sub-total	1,652	1,657

Total	$291,426	$225,920

OP Units

At March 31, 2007 and December 31, 2006, we owned approximately 85% and 88%, respectively, of the outstanding equity interests of our operating partnership and the remaining equity interest in our operating partnership was owned by third-party investors and Dividend Capital Advisors Group LLC, our Former Advisor’s parent. Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. As of March 31, 2007 and December 31, 2006, we had issued approximately 15.4 million and 8.6 million OP Units, respectively, to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 for additional information).

Note 7 – Stockholders’ Equity

Common Stock

In December 2006, we completed a listing on the New York Stock Exchange and prior to then, since December 2002, we conducted four prior consecutive public offerings of our common stock on a continuous basis and raised approximately $1.6 billion of net proceeds. On January 23, 2006, we closed the primary offering component of our fourth continuous public offering, but we continued to offer shares pursuant to our former distribution reinvestment plan through our 2006 third quarter distribution. Our former distribution reinvestment plan was terminated on December 23, 2006. During the three months ended March 31, 2007, there were no shares of common stock issued and, for the three months ended March 31, 2006, we raised approximately $146.1 million of net proceeds from the sale of our common stock.

As of March 31, 2007, approximately 168.4 million shares of common stock were issued and outstanding. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

Note 8 – Related Party Transactions

Our Former Advisor

Through October 9, 2006, our day-to-day activities were managed by our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement. On October 10, 2006, our operating partnership acquired our Former Advisor in the transaction we refer to as the Internalization. As a result of the Internalization, on October 10, 2006, our Former Advisor became our wholly-owned subsidiary and we no longer bear the cost of the advisory fees and other amounts payable under the advisory agreement.

The responsibilities of our Former Advisor included the selection of our investment properties, the negotiations for these investments and the asset management and leasing of these properties. Pursuant to the advisory agreement, we paid certain acquisition and asset management fees to our Former Advisor. The amount of such acquisition fees was equal to 1% of the aggregate purchase price of all properties we acquired in excess of $170.0 million. During the three months ended March 31, 2006 our Former Advisor earned approximately $1.2 million for acquisition fees which were accounted for as part of the historical cost of the acquired properties. Additionally, we paid our Former Advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we owned in excess of $170.0 million. During the three months ended March 31, 2006 we incurred asset management fees of $3.5 million.

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

During the three months ended March 31, 2006, our Former Advisor incurred approximately $893,000 of offering costs and, during the same period, we reimbursed our Former Advisor approximately $1.3 million for such costs, which included unreimbursed costs from prior periods. These costs were considered a cost of raising capital and as such, were included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets when such reimbursement obligations were incurred. We closed the primary offering component of our fourth continuous public offering on January 23, 2006, and as of December 31, 2006, we had reimbursed our Former Advisor for all of the then existing unreimbursed offering costs.

Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with our operating partnership’s private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance which equaled 2% of the gross equity proceeds raised through our operating partnership’s private placement. During the three months ended March 31, 2006 our operating partnership incurred approximately $1.0 million payable to our Former Advisor for such expense allowance.

In accordance with the advisory agreement we were obligated, subject to certain limitations, to reimburse our Former Advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our Former Advisor did not receive a specific fee for the activities which generated the expenses to be reimbursed. For the three months ended March 31, 2006 we reimbursed approximately $161,000 for such costs.

As of December 31, 2006, we owed our Former Advisor $213,000 for various fees and reimbursements as described above, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. All liabilities with our Former Advisor were settled as of March 31, 2007.

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

We previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock to our Former Dealer Manager as compensation for managing such offerings. Our Former Dealer Manager had discretionary authority to re-allow a portion of such fees to broker-dealers who participated in an offering. We also paid up to a 6% sales commission of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock. For the three months ended March 31, 2006 we incurred $10.9 million payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. Such amounts are considered a cost of raising capital and as such were included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets. We terminated this dealer manager agreement on October 10, 2006, in connection with the consummation of the Internalization.

We also previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement. We also have paid our Former Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our operating partnership’s private placement. For the three months ended March 31, 2006 we incurred up-front fees of approximately $3.1 million payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. Such amounts are included in deferred loan costs on the accompanying consolidated balance sheets. We terminated this dealer manager agreement on October 10, 2006 in connection with the consummation of the Internalization.

As of December 31, 2006, we owed our Former Dealer Manager $159,000 for various fees, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. All liabilities with our Former Dealer Manager were settled as of March 31, 2007.

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

We previously entered into an agreement with our Former Facilitator whereby we paid a transaction facilitation fee associated with our operating partnership’s private placement. We paid our Former Facilitator up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement for transaction facilitation. For the three months ended March 31, 2006 we incurred approximately $727,000 payable to our Former Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our operating partnership’s private placement, were recorded as deferred loan costs and amortized over the life of the financing obligation (see Note 5 for additional information).

Note 9 – Earnings per Share

We determine basic earnings per common share by dividing net income attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We determine diluted earnings per common share by taking into account the effects of potentially issuable common stock, but only if the issuance of stock would be dilutive, including the presumed exchange of OP Units for shares of common stock. The following table sets forth the computation of our basic and diluted earnings per common share (in thousands except per share information):

	Three Months Ended March 31,
	2007	2006
Numerator
Income From Continuing Operations	$7,039	$2,174
Minority interests’ share of net income related to potentially dilutive shares	1,180	26

Numerator for diluted earnings per share – adjusted income from continuing operations	$8,219	$2,200

Income (Loss) From Discontinued Operations	$8,316	$(219)
Minority interests’ share of net income related to potentially dilutive shares	1,413	—

Numerator for diluted earnings per share – adjusted income from discontinued operations	$9,729	$(219)

Adjusted net income available to common stockholders	$17,948	$1,981

Denominator
Weighted average common shares outstanding – basic	168,355	145,402
Potentially dilutive common shares	28,365	1,913

Weighted average common shares outstanding – diluted	196,720	147,315

Net Income per Common Share – Basic
Income From Continuing Operations	$0.04	$0.01
Income (Loss) From Discontinued Operations	0.05	0.00

Net Income	$0.09	$0.01

Net Income per Common Share – Diluted
Income From Continuing Operations	$0.04	$0.01
Income (Loss) From Discontinued Operations	0.05	0.00

Net Income	$0.09	$0.01

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 0.9 million stock options for the three months ended March 31, 2007, because their effect would be anti-dilutive. No anti-dilutive common share equivalents were excluded from the diluted earnings per share for the three months ended March 31, 2006. For purposes of calculating diluted earnings per share in accordance with SFAS No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

Note 10 – Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics with all our other operating properties, which excludes the results from discontinued operations. Our operating segments are aggregated into reportable segments based upon the property type. Prior to the quarter ended September 30, 2006, our management evaluated rental revenues and property net operating income aggregated by geographic location, or market, to analyze performance. During the quarter ended September 30, 2006, our management concluded that rental revenues and property net operating income aggregated by property type was a more appropriate way to analyze performance. Certain reclassifications have been made to conform to the current presentation. The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three months ended March 31, 2007 and 2006 (in thousands).

	Three Months Ended March 31,
	Rental Revenues		Property NOI (1)
	2007	2006	2007	2006
Bulk industrial	$51,820	$36,630	$39,265	$28,674
Light industrial and other	13,155	8,194	9,331	5,897

Total	$64,975	$44,824	$48,596	$34,571

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

The following table is a reconciliation of our NOI to our reported net income from continuing operations for the three months ended March 31, 2007 and 2006 (in thousands).

	Three Months Ended March 31,
	2007	2006
Property NOI	$48,596	$34,571
Institutional capital management and other fees	746	52
Real estate related depreciation and amortization	(28,768)	(23,239)
General and administrative	(4,056)	(679)
Asset management fees, related party	—	(3,518)
Equity in income (losses) of unconsolidated joint ventures, net	74	(53)
Gain on dispositions of real estate interests	7,885	3,988
Interest expense	(16,867)	(11,534)
Interest income and other	982	2,462
Income taxes	(471)	(51)
Minority interests	(1,082)	175

Income From Continuing Operations	$7,039	$2,174

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	March 31, 2007	December 31, 2006
Property type segments:
Bulk distribution	$2,082,100	$2,160,856
Light industrial and other	521,487	528,167

Total segment net assets	2,603,587	2,689,023
Assets held for sale	—	41,895
Non-segment assets:
Land held for development	31,204	23,194
Non-segment cash and cash equivalents	77,178	3,302
Other non-segment assets (1)	88,429	92,062

Total assets	$2,800,398	$2,849,476

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Note 11 – Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended March 31, 2007, we sold three properties in our light industrial segment comprising 266,000 square feet to third parties for a net gain of $9.6 million. For the three months ended March 31, 2007 and 2006, discontinued operations includes the results of operations of these three properties. No properties were sold to unrelated third parties during the three months ended March 31, 2006. We included all results of these discontinued operations in a separate component of income on the consolidated statements of operations under the heading Income (Loss) From Discontinued Operations. This treatment resulted in certain reclassifications of 2007 and 2006 financial statement amounts. As of March 31, 2007, we had no properties classified as held for sale.

The following is a summary of the components of income (loss) from discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Rental revenues	$255	$1,856
Rental expenses and real estate taxes	(68)	(690)
Real estate related depreciation and amortization	(15)	(1,253)

Operating income (loss)	172	(87)
Interest expense	(13)	(147)

Income (loss) before minority interest and gain on dispositions of real estate	159	(234)
Gain on dispositions of real estate interests	9,561	—
Minority interests	(1,404)	15

Income (Loss) From Discontinued Operations	$8,316	$(219)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	natural disasters such as hurricanes and earthquakes;

•	national, international, regional and local economic conditions;

•	the general level of interest rates;

•	energy costs;

•	the terms of governmental regulations that affect us and interpretations of those regulations, including changes in real estate and zoning laws and increases in real property tax rates;

•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, and interest and other commitments;

•	lack of or insufficient amounts of insurance;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	the consequences of future terrorist attacks;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and

•	other risks and uncertainties detailed in Item 1.A of our 2006 Annual Report on Form 10-K.

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

Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP, or our operating partnership, and their consolidated subsidiaries.

Overview

We are a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States, and are currently expanding into Mexico. In addition, we manage, and own interests in, industrial properties through our institutional capital management program. Our properties primarily consist of high-quality, generic bulk distribution warehouses and light industrial properties leased to corporate tenants. We own our properties through our operating partnership and its subsidiaries. We are the sole general partner of our operating partnership and owned approximately 85% of the outstanding equity interests of our operating partnership as of March 31, 2007. We acquired our first property in June of 2003 and have built a portfolio of 367 consolidated operating properties through March 31, 2007.

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

In order to achieve these objectives, we have raised capital through common stock issuances, our operating partnership’s private placement (as more fully described below) and issued and assumed debt. Prior to October 10, 2006, our day-to-day operations were managed by Dividend Capital Advisors LLC, or our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement with our Former Advisor. On October 10, 2006, our operating partnership acquired our Former Advisor in the transaction we refer to as the Internalization. As a result of the Internalization, our Former Advisor is now our wholly-owned subsidiary and we no longer bear the cost of the advisory fees and other amounts payable under the advisory agreement resulting in our being a self-administered and self-advised REIT.

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

While we no longer bear the external costs of the various fees and expenses previously paid to our Former Advisor as a result of becoming self-advised, our expenses include the compensation and benefits of our officers and the other employees and consultants, as well as other general expenses, previously paid by our Former Advisor or its affiliates.

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

We believe our investment focus on the largest and most active distribution markets in the United States and Mexico and our monitoring of market and submarket demand and supply imbalances helps mitigate these risks.

We also expect the following key trends to affect our industry positively:

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

Significant Transactions During 2007

The following discussion describes certain significant transactions that occurred during the three months ended March 31, 2007.

Acquisition Activity

During the three months ended March 31, 2007, we acquired five operating properties located in three markets, aggregating approximately 1.0 million square feet for a total cost of approximately $39.9 million, which includes acquisition fees. These properties were acquired from unrelated third parties using existing cash balances. For all properties acquired and consolidated, the results of operations for such properties are included in our consolidated statements of operations from the dates of acquisition.

Disposition Activity

During the three months ended March 31, 2007, we disposed of nine operating properties comprising approximately 2.2 million square feet located in eight markets. We sold three properties comprising 266,000 square feet to unrelated third parties for total gross proceeds of approximately $54.4 million. The remaining six properties comprising approximately 1.9 million square feet were contributed to institutional joint ventures in which we maintain ownership interests for a total contribution value of approximately $104.9 million (see discussion below).

Contributions of Properties to Institutional Capital Management Funds

TRT-DCT Industrial Joint Venture I

During the three months ended March 31, 2007, we contributed three properties to TRT-DCT Venture I totaling approximately 818,000 square feet with a combined gross contribution value of approximately $53.0 million.

TRT-DCT Industrial Joint Venture II

During the three months ended March 31, 2007, we contributed three properties to TRT-DCT Venture II totaling approximately 1.1 million square feet with a combined gross contribution value of approximately $51.9 million.

Capital Deployment Activities

During the three months ended March 31, 2007, we began construction on the first of six buildings totaling approximately 859,000 square feet that are located in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico.

Also during the quarter, our joint venture with Stirling Capital Investments, or Stirling, an unrelated third party, began construction on four bulk industrial buildings. We entered into this joint venture agreement with Stirling, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket of the Southern California industrial real estate market. We refer to this development project as SCLA and this joint venture as the SCLA joint venture. While our exact equity interest in the joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits after all priority distributions. The SCLA joint venture entered into two master development agreements to be the exclusive developer of SCLA for the next 13 years (including extensions) and assigned to the SCLA joint venture its rights related to the 4,350 acres designated primarily for industrial development.

Critical Accounting Policies

General

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most “critical” to the portrayal of our financial condition and results of operations that require management’s most difficult, subjective or complex judgments.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended March 31, 2007 and 2006, the total increase to rental revenues due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.6 million and $2.3 million, respectively.

Tenant recovery income includes payments and amounts due from tenants for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues in the same period the related expenses are incurred. Tenant recovery income recognized as rental revenues for the three months ended March 31, 2007 and 2006 was $12.8 million and $7.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, or SFAS 141, and amortized to rental revenues over the life of the related leases. For the three months ended March 31, 2007 and 2006 the total net decrease to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations, was approximately $0.5 million and $0.4 million, respectively.

Early lease termination fees are recorded in rental revenues when such amounts are earned and the unamortized balances of assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items on our consolidated statements of operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. During the three months ended March 31, 2007, the early termination of leases, including amounts reported as discontinued operations, resulted in a decrease in revenues associated with SFAS 141 intangible assets and liabilities of $0.3 million and additional amortization expense of $0.1 million. During the three months ended March 31, 2006, the early termination of leases, including amounts reported as discontinued operations, resulted in a decrease in revenues associated with SFAS 141 intangible assets and liabilities of $0.1 million, recognition of early termination fee revenues of $0.1 million and no additional amortization expenses.

We earn revenues including asset management fees, acquisition fees and other fees pursuant to joint venture and other agreements. These revenues may include acquisition fees based on the sale or contribution of assets and are included in the statements of operations in institutional capital management and other fees. We recognize revenues from asset management, acquisition fees and other services when the related fees are earned and are realized or realizable.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed in the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, property taxes, insurance and other such costs if appropriate. Interest is capitalized on actual expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141. The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. These assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to rental revenues.

We have certain properties which we have acquired or removed from service with the intention to redevelop or reposition the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. Land undergoing activities necessary to prepare it for its intended use prior to significant construction activities is classified as pre-development.

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

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently in pre-development, being developed or redeveloped until the building is substantially completed and placed into service, not later than one year from cessation of major construction activity. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $1.5 million.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of our company and our consolidated subsidiaries and partnerships that we control either through ownership of a majority voting interest, as the primary beneficiary, or otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which we do not own a majority voting interest but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities in which we do not own a majority voting interest and over which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN No. 46(R), involve consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. In June 2005, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or EITF 04-5. EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We will adopt the provisions of SFAS No. 159 during the first quarter of 2008. We do not believe such adoption will have a material impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position on EITF No. 00-19, Accounting for Registration Payment Arrangements, or FSP EITF 00-19-2. This FASB Staff Position, or FSP, addresses an issuer’s accounting for registration payment arrangements, specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective for new and modified registration payment arrangements. Registration payment arrangements that were entered into before the FSP was issued would become subject to its guidance for fiscal years beginning after December 15, 2006 by recognizing a cumulative-effect adjustment in retained earnings as of the year of adoption. We adopted the FSP in the first quarter of 2007 and the adoption did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this statement will have a material effect on our consolidated financial statements.

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

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. The Company believes that its income tax filing positions are well documented and supported. As a result of the implementation of FIN 48 the Company recognized a $0.5 million liability for unrecognized tax benefits, which includes approximately $41,000 for accrued interest and penalties and was accounted for as an increase to the January 1, 2007 balance of distributions in excess of earnings. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. All years of the Company’s operations remain open for examination.

Results of Operations

Summary of the three months ended March 31, 2007 compared to the three months ended March 31, 2006

As of March 31, 2007, we consolidated 367 operating properties, six redevelopment properties, three development properties and two operating properties held for contribution located in 24 markets throughout the United States. As of March 31, 2006, we consolidated 269 operating properties located in 23 markets, 10 of which are excluded from continuing operations as they were sold as of March 31, 2007. Subsequent to March 31, 2006, we acquired 129 properties and contributed or sold 24 of our properties that were included in the results of operation for the three months ended March 31, 2006. Additionally, one development property was completed and became an operating property subsequent to March 31, 2006. The net effect of such activities is the addition of 110 operating properties, or 14.2 million square feet, to our continuing operating portfolio, including held for contribution properties, since March 31, 2006. As a result of these additional 110 operating properties, the revenues and expenses from our continuing operations for the three months ended March 31, 2007 reflect a significant increase compared to the revenues and expenses from our operations for the three months ended March 31, 2006. The following table illustrates the changes in our portfolio as of, and for the periods ended, March 31, 2007 compared to March 31, 2006, respectively (dollar amounts in thousands).

	As of, and for the Periods Ended, March 31,
	2007		2006
Properties in continuing operations (1):	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Number of buildings	216	153	163	96
Square feet (in thousands)	46,577	7,370	34,965	4,806
Occupancy at end of period	93.7%	89.0%	93.6%	85.7%
Rental revenues	$51,820	$13,155	$36,630	$8,194
Net operating income (2)	$39,265	$9,331	$28,674	$5,897
Segment net assets	$2,082,100	$521,487	$1,510,896	$327,324

(1)

Includes two operating properties held for contribution as of March 31, 2007, which are included in continuing operations as they do not meet the criteria to be classified as held for sale, in accordance with SFAS No. 144.

(2)

Net operating income (“NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense.

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

The following table is a reconciliation of our NOI to our reported net income from continuing operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Property NOI	$48,596	$34,571
Institutional capital management and other fees	746	52
Real estate related depreciation and amortization	(28,768)	(23,239)
General and administrative	(4,056)	(679)
Asset management fees, related party	—	(3,518)
Equity in income (losses) of unconsolidated joint ventures, net	74	(53)
Gain on dispositions of real estate interests	7,885	3,988
Interest expense	(16,867)	(11,534)
Interest income and other	982	2,462
Income taxes	(471)	(51)
Minority interests	(1,082)	175

Income from Continuing Operations	$7,039	$2,174

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	As of
	March 31, 2007	December 31, 2006
Property type segments:
Bulk distribution	$2,082,100	$2,160,856
Light industrial and other	521,487	528,167

Total segment net assets	2,603,587	2,689,023
Assets held for sale	—	41,895
Non-segment assets:
Land held for development	31,204	23,194
Non-segment cash and cash equivalents	77,178	3,302
Other non-segment assets (1)	88,429	92,062

Total assets	$2,800,398	$2,849,476

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the three months ended March 31, 2007 compared to the three months ended March 31, 2006

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the three months ended March 31, 2007 included 248 buildings totaling 37.1 million rentable square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended March 31,		$ Change
	2007	2006
Rental Revenues
Same store	$42,091	$41,859	$232
2006/2007 acquisitions and dispositions	21,852	2,965	18,887
Development	216	—	216
Held for contribution	816	—	816

Total rental revenues	64,975	44,824	20,151

Rental Expenses and Real Estate Taxes
Same store	10,262	9,732	530
2006/2007 acquisitions and dispositions	5,862	520	5,342
Development	104	1	103
Held for contribution	151	—	151

Total rental expenses and real estate taxes	16,379	10,253	6,126

Property Net Operating Income (1)
Same store	31,829	32,127	(298)
2006/2007 acquisitions and dispositions	15,990	2,445	13,545
Development	112	(1)	113
Held for contribution	665	—	665

Total property net operating income	48,596	34,571	14,025

Other Income
Institutional capital management and other fees	746	52	694
Gain on disposition of real estate assets	4,174	3,988	186
Gain on nondepreciable real estate	3,711	—	3,711
Equity in earnings (losses) of unconsolidated joint ventures, net	74	(53)	127
Interest income and other	982	2,462	(1,480)

Total other income	9,687	6,449	3,238

Other Expenses
Real estate related depreciation and amortization	28,768	23,239	5,529
General and administrative	4,056	679	3,377
Asset management fees, related party	—	3,518	(3,518)
Income taxes	471	51	420
Interest expense	16,867	11,534	5,333

Total other expenses	50,162	39,021	11,141
Minority interests	(1,082)	175	(1,257)
Income (loss) from discontinued operations	8,316	(219)	8,535

Net income	$15,355	$1,955	$13,400

(1)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended March 31, 2007 and 2006 to our reported net income from continuing operations for the three months ended March 31, 2007 and 2006, see page 28 above.

Rental Revenues

Rental revenues increased by approximately $20.2 million, or 45%, for the three months ended March 31, 2007 compared to the same period in 2006, primarily as a result of the rental revenues generated from an increase of 110 properties in continuing operations with an aggregate 14.2 million square feet acquired since March 31, 2006. Same store rental revenues increased by approximately $0.2 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to increased rent per square foot offset by slightly lower occupancy.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $6.1 million, or 60%, for the three months ended March 31, 2007 compared to the same period in 2006, primarily as a result of the acquisitions, increased maintenance costs due to winter weather and higher asset management fees. Same store rental expenses and real estate taxes increased by approximately $0.5 million for the three months ended March 31, 2007 as compared to the same period in 2006, primarily related to winter maintenance costs.

Other Income

Other income increased by approximately $3.2 million for the three months ended March 31, 2007 as compared to the same period in 2006, primarily as a result of approximately $3.9 million more gain related to contributions of real estate interests to joint ventures, offset by a decrease in interest income of $1.5 million due to lower average cash balances.

Other Expenses

Real estate related depreciation and amortization increased by approximately $5.5 million for the three months ended March 31, 2007 as compared to the same period in 2006, primarily due to the increase in our operating properties due to acquisitions. The increase in general and administrative expenses of $3.4 million and the decrease in asset management fees of $3.5 million are primarily attributable to the internalization of our management in October 2006. The increase in interest expense of approximately $5.3 million is primarily attributable to higher average outstanding debt balances during the three months ended March 31, 2007 compared to the same period in 2006.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansions and renovation of properties, developments, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including asset contributions and dispositions;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Current cash balances; and

•	Capital from our institutional capital management business.

We believe that our sources of capital are adequate and will continue to be adequate to meet our short-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include operating activities, debt service obligations, regular quarterly equityholder distributions, capital expenditures at our properties, forward purchase commitments (as more fully described below), and future acquisitions.

We expect to utilize the same sources of capital we rely on to meet our short-term liquidity requirements to meet our long-term liquidity requirements. We expect these resources will be adequate to fund our operating activities, debt service obligations and equityholder distributions and will be sufficient to fund our ongoing acquisition and development activities as well as to provide capital for investment in future development and other joint ventures along with additional potential forward purchase commitments. In addition, we may engage in future offerings of common stock or other securities.

Cash Flows

During the three months ended March 31, 2007 and 2006, our cash provided by operating activities increased $4.5 million, primarily related to increased operating income from our consolidated operating properties offset by increased interest expense related to higher outstanding indebtedness during the quarter ended March 31, 2007. During the three months ended March 31, 2007 our cash provided by investing activities was approximately $103.4 million and during the three months ended March 31, 2006, our cash used by investing activities was approximately $34.3 million. During the three months ended March 31, 2007, we completed the sale or contribution of nine properties compared to six properties during the three months ended March 31, 2006, which resulted in an increase of approximately $53.6 million in proceeds from dispositions of real estate investments. Additionally, we acquired $55.3 million less in real estate during the three months ended March 31, 2007 than during the same period in 2006. Finally, our capital expenditures were $24.3 million less during the three months ended March 31, 2007 compared to the same period in 2006 due to fewer construction projects completed during the three months ended March 31, 2007 and the completion of several large projects started in late 2005 during the three months ended 2006. During the three months ended March 31, 2007, our cash used by financing activities was approximately $54.5 million and during the three months ended March 31, 2006, our cash provided by financing activities was approximately $216.9 million. During the three months ended March 31, 2007, we received no proceeds for the sale of our common stock or debt issuances, however during the same period in 2006, we received $154.7 million and $50.0 million, respectively, in such proceeds. Additionally, our cash distributions to our equityholders increased by $21.6 million related to the increase in common stock and OP Units outstanding as of March 31, 2007.

During the three months ended March 31, 2007 we paid distributions of $30.8 million, which was funded with existing cash balances. During the three months ended March 31, 2006, payment of distributions of approximately $19.8 million were satisfied through the issuance of $11.0 million in common stock pursuant to our previous distribution reinvestment plan and $8.8 million of existing cash balances.

Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests, or TIC Interests, in our properties to accredited investors in a private placement exempt from registration under the Securities Act. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Additionally, the TIC Interests sold to accredited investors are 100% leased by our operating partnership pursuant to master leases, and such leases contain purchase options whereby our operating partnership has the right, but not the obligation, to acquire the TIC Interests from the investors at a later point in time in exchange for units in our operating partnership, or OP Units, under Section 721 of the Code.

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

During the three months ended March 31, 2007 and 2006, we incurred approximately $2.1 million and $2.8 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as interest expense in the accompanying consolidated financial statements. Included in interest expense was approximately $1.9 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively, of interest expense related to the financing obligation. The various lease agreements in place as of March 31, 2007 contain expiration dates ranging from March 2021 to August 2021.

The following table sets forth the five-year, future minimum rental payments due to third parties under the various lease agreements (in thousands):

Year Ending December 31,	Future Minimum Rental Payments
Remainder of 2007	$5,329
2008	7,458
2009	7,458
2010	7,545
2011	7,630
Thereafter	71,195

Total	$106,615

During the three months ended March 31, 2007, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in 14 industrial properties located in Tennessee and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 6.8 million OP Units valued at approximately $76.9 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed a portion of a secured note totaling $14.9 million with an interest rate of 5.0% that was previously reflected in financing obligations. In connection with unexpired call options, we anticipate issuing between eight and nine million OP Units, depending on our average price of our common stock.

Institutional Capital Management

TRT-DCT Industrial Joint Venture I and II

We have entered into a strategic relationship with Dividend Capital Total Realty Trust, or DCTRT whereby we have entered into two joint ventures with DCTRT and/or its affiliates to serve as the exclusive vehicles through which DCTRT will acquire industrial real estate assets in certain major markets in which we currently operate until the end of 2008. The exclusivity provisions remain in effect so long as we introduce a certain minimum amount of potential acquisition opportunities within a specified time frame for each joint venture.

Debt Service Requirements

As of March 31, 2007, we had total outstanding debt, excluding premiums and financing obligations related to our operating partnership’s private placement, of approximately $1.1 billion consisting primarily of unsecured notes and secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service. During the three months ended March 31, 2007 and 2006, our debt service, including principal and interest, totaled $19.5 million and $12.8 million, respectively.

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales, or Nexxus, an unrelated third party, to acquire six newly constructed buildings totaling approximately 859,000 rentable square feet. The six buildings will be located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligate us to acquire each of the six facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Timing on the closings under the purchase obligations depends on leasing at each building. Our aggregate purchase price for the six facilities is no less than $33.8 million and increases as buildings are leased prior to closing. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with six separate letters of credit aggregating $33.8 million to secure our future performance under the forward purchase commitments, all subject to a variety of construction and site-related conditions. Construction of the first building commenced in the first quarter of 2007. Closing on the individual buildings is expected to occur in 2007 and 2008.

Deltapoint

In March 2005, a wholly-owned subsidiary of our operating partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unrelated third-party developer, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC, or Deltapoint, a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to Deltapoint’s operating agreement, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return, and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our operating partnership entered into a forward purchase commitment agreement whereby we are obligated to acquire the distribution facility from Deltapoint upon the earlier to occur of (i) stabilization of the project, and (ii) May 2007, at a purchase price, mostly dependent upon leasing, based on the originally budgeted development costs of approximately $26.0 million. Our future performance under the forward purchase commitment is secured by a letter of credit in the amount of $5.3 million. Construction of the facility was completed early in 2006 and the facility is currently in the leasing phase, which is expected to be completed during the second quarter of 2007.

Distributions

The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. In December 2006, our board of directors set the 2007 distribution level at an annualized $0.64 per share or OP unit. The distribution was set by our board of directors at a level it believed to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions and dispositons, projected levels of additional capital to be raised, debt to be incurred in the future and our anticipated results of operations.

For the three months ended March 31, 2007 and 2006, our board of directors declared distributions to stockholders totaling approximately $31.9 million and $23.2 million, respectively, including distributions to OP unitholders. During the three months ended March 31, 2007, we paid distributions of $30.8 million on January 8, 2007, for distributions declared in the fourth quarter of 2006, funded with existing cash balances.

Outstanding Indebtedness

Our outstanding indebtedness consists of secured mortgage debt, unsecured notes and an unsecured revolving credit facility. As of March 31, 2007, outstanding indebtedness, excluding $53.8 million representing our proportionate share of debt associated with unconsolidated joint ventures, totaled approximately $1.1 billion. As of December 31, 2006, outstanding indebtedness also totaled approximately $1.1 billion. As of March 31, 2007, the historical cost of all our consolidated properties, including properties held for sale, was approximately $2.8 billion and the historical cost of all properties securing our fixed rate mortgage debt was approximately $1.3 billion. As of December 31, 2006, the total historical cost of our properties was approximately $2.9 billion and the total historical cost of properties securing our fixed rate mortgage debt was approximately $1.3 billion. Our debt has various covenants and we were in compliance with all of these covenants as of March 31, 2007 and December 31, 2006.

Line of Credit

In December 2006, we amended our senior unsecured revolving credit facility with a syndicated group of banks, increasing the total capacity from $250.0 million to $300.0 million and extending the maturity date from December 2008 to December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, fixed charge coverage and secured indebtedness. As of March 31, 2007 and December 31, 2006, we were in compliance with all of these covenants. As of March 31, 2007 and December 31, 2006, $22.0 million and $34.3 million, respectively, was outstanding under this facility.

Debt Issuances

There were no new debt issuances during the three months ended March 31, 2007. In January 2006, we issued, on a private basis, $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014. The proceeds from these note issuances were used primarily to fund acquisitions of properties.

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of March 31, 2007 (amounts in thousands).

Year Ended December 31,	Senior Unsecured Notes	Mortgage Notes	Line of Credit	Total
Remainder of 2007	$—	$5,973	$—	$5,973
2008	275,000	70,116	—	345,116
2009	—	7,641	—	7,641
2010	—	58,081	22,000	80,081
2011	50,000	233,528	—	283,528
2012	—	172,547	—	172,547
Thereafter	100,000	96,777	—	196,777

Total	$425,000	$644,663	$22,000	$1,091,663

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our indebtedness will not exceed 60% of our total market capitalization at the time of incurrence. Our total market capitalization is defined as the sum of the market value of our outstanding shares of common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of restricted stock that we will issue to certain of our officers under our long-term incentive plan, plus the aggregate value of OP Units not owned by us, plus the book value of our total consolidated indebtedness and our pro rata share of debt related to unconsolidated joint ventures. Since this ratio is based, in part, upon market values of equity, it will fluctuate with changes in the price of our shares of common stock; however, we believe that this ratio provides an appropriate indication of leverage for a company whose assets are primarily real estate. As of March 31, 2007, our debt to total market capitalization ratio was 32.9%. Our charter and our bylaws do not limit the amount or percentage of indebtedness that we may incur. We are, however, subject to certain leverage limitations pursuant to the restrictive covenants of our outstanding indebtedness. For example, under our senior unsecured revolving credit facility, we have agreed that we will not permit our total indebtedness to be more than 60% of our total asset value and our total secured indebtedness to be more than 40% of our total asset value. Our board of directors may from time to time modify our debt policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.

Off-Balance Sheet Arrangements

As of March 31, 2007 and December 31, 2006, respectively, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In addition to operating leases, we have $39.1 million of outstanding letters of credit and we own interests in unconsolidated joint ventures. Based on the provisions of the relevant joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes (for additional information, see Note 1 to our consolidated financial statements). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is generally limited to the carrying amounts of our investments in the unconsolidated joint ventures, which were $54.9 million and $42.3 million as of March 31, 2007 and December 31, 2006, respectively. We have, however, made certain non-recourse guarantees (referred to as standard non-recourse carve outs) with respect to certain debt issuances by these joint ventures, which, under certain limited circumstances, may become full-recourse guarantees.

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from net income for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Net income attributable to common shares	$15,355	$1,955
Adjustments:
Real estate related depreciation and amortization	28,783	24,492
Equity in (income) losses of unconsolidated joint ventures	(74)	53
Equity in FFO of unconsolidated joint ventures	396	57
Gain on disposition of real estate interests	(7,885)	(3,988)
Gain on disposition of real estate interests related to discontinued operations	(9,561)	—
Gain on dispositions of nondepreciable real estate	3,711	—
Minority interest in the operating partnership’s share of the above adjustments	(2,205)	(1,147)

Funds from operations attributable to common shares	28,520	21,422
FFO attributable to dilutive OP Units	4,797	282

Funds from operations attributable to common shares – diluted	$33,317	$21,704

Basic FFO per common share	$0.17	$0.15
Diluted FFO per common share	$0.17	$0.15
Weighted average common shares outstanding:
Basic	168,355	145,402
Dilutive OP Units	28,365	1,913

Diluted	196,720	147,315

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the three months ended March 31, 2007 and 2006, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt, which are expected to occur during the period from 2007 through 2012, and certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of March 31, 2007, derivatives with a negative fair value of $9.7 million were included in other liabilities and derivatives with a positive fair value of $0.5 million were included in other assets. During the three months ended March 31, 2007 and 2006, no gain or loss was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. The liabilities associated with these derivatives would increase approximately $14.7 million if the market interest rate of the referenced swap index were to decrease 10% (or 0.52%) based upon the prevailing market rate as of March 31, 2007.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2007, we had approximately $322.2 million of variable rate debt outstanding. During June 2006, we entered into an eight-month LIBOR-based, forward-starting swap to mitigate the risk of increasing interest rates associated with $275.0 million of our variable rate debt through February 2007. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10%, our interest expense for the three months ended March 31, 2007 and 2006 would have increased by approximately $402,000 and $0, respectively.

As of March 31, 2007, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2007, the end of the period covered by this annual report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange commissions rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K filed on March 14, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

a.      Exhibits

+10.1	Form of Indemnification Agreement entered into by executive officers and directors
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 9, 2007	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: May 9, 2007	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

+10.1	Form of Indemnification Agreement entered into by executive officers and directors
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

The following directors and executive officers are parties to an Indemnification Agreement in the form of Exhibit 10.1, which Indemnification Agreements differ with respect to the terms indicated:

Name	Commencement Date

Thomas G. Wattles	March 15, 2007

Philip L. Hawkins	March 15, 2007

Phillip R. Altinger	March 27, 2007

Thomas F. August	March 15, 2007

John S. Gates, Jr.	March 15, 2007

Tripp H. Hardin	March 15, 2007

James R. Mulvihill	March 15, 2007

John C. O’Keeffe	March 14, 2007

Bruce L. Warwick	March 15, 2007

James D. Cochran	March 15, 2007

Stuart B. Brown	March 15, 2007

Daryl H. Mechem	March 15, 2007

Matthew T. Murphy	March 15, 2007

Michael J. Ruen	March 15, 2007

Stephen K. Schutte	March 15, 2007