Form 10-Q
period 2007-06-30
DCT Industrial Trust Inc.
filed 2007-08-14
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 168,422,862 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Land	$512,486	$513,143
Buildings and improvements	2,121,483	2,120,821
Intangible lease assets	189,143	198,222
Construction in progress	35,098	32,702

Total Investment in Properties	2,858,210	2,864,888
Less accumulated depreciation and amortization	(256,995)	(199,574)

Net Investment in Properties	2,601,215	2,665,314
Investments in and advances to unconsolidated joint ventures	56,474	42,336

Net Investment in Real Estate	2,657,689	2,707,650
Cash and cash equivalents	45,634	23,310
Notes receivable	25,221	9,205
Deferred loan costs, net	5,498	6,175
Deferred loan costs – financing obligations, net	8,939	16,467
Straight-line rent and other receivables	19,920	17,137
Other assets, net	21,048	27,637
Assets held for sale	—	41,895

Total Assets	$2,783,949	$2,849,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$31,142	$27,341
Distributions payable	31,839	30,777
Tenant prepaids and security deposits	13,539	12,329
Other liabilities	3,279	14,135
Intangible lease liability, net	14,872	17,595
Lines of credit	27,000	34,278
Senior unsecured notes	425,000	425,000
Mortgage notes	644,501	641,081
Financing obligations	95,477	191,787
Liabilities related to assets held for sale	—	276

Total Liabilities	1,286,649	1,394,599

Minority interests	285,918	225,920
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 168,354,596 shares issued and outstanding as of June 30, 2007 and December 31, 2006	1,684	1,684
Additional paid-in capital	1,594,620	1,595,808
Distributions in excess of earnings	(388,289)	(357,076)
Accumulated other comprehensive income (loss)	3,367	(11,459)

Total Stockholders’ Equity	1,211,382	1,228,957

Total Liabilities and Stockholders’ Equity	$2,783,949	$2,849,476

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Rental revenues	$63,008	$49,293	$127,983	$94,117
Institutional capital management and other fees	572	126	1,318	178

Total Revenues	63,580	49,419	129,301	94,295

OPERATING EXPENSES:
Rental expenses	7,465	4,556	15,324	8,671
Real estate taxes	8,248	6,356	16,768	12,495
Real estate related depreciation and amortization	28,389	26,353	57,157	49,592
General and administrative	5,677	1,263	9,733	1,942
Asset management fees, related party	—	4,297	—	7,815

Total Operating Expenses	49,779	42,825	98,982	80,515

Operating Income	13,801	6,594	30,319	13,780

OTHER INCOME AND EXPENSE:
Equity in income (losses) of unconsolidated joint ventures, net	(31)	(129)	43	(182)
Gain on dispositions of real estate interests	9,132	4,044	17,017	8,032
Interest expense	(15,204)	(14,623)	(32,071)	(26,157)
Interest income and other	2,157	2,060	3,139	4,522
Income taxes	(513)	(189)	(984)	(240)

Income (Loss) Before Minority Interests and Discontinued Operations	9,342	(2,243)	17,463	(245)

Minority interests	(1,397)	118	(2,479)	294

Income (Loss) From Continuing Operations	7,945	(2,125)	14,984	49

Income (Loss) From Discontinued Operations	(108)	479	8,208	260

NET INCOME (LOSS)	$7,837	$(1,646)	$23,192	$309

INCOME PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$0.05	$(0.01)	$0.09	$0.00
Income (Loss) From Discontinued Operations	(0.00)	0.00	0.05	0.00

Net Income (Loss)	$0.05	$(0.01)	$0.14	$0.00

INCOME PER COMMON SHARE – DILUTED:
Income (Loss) From Continuing Operations	$0.05	$(0.01)	$0.09	$0.00
Income (Loss) From Discontinued Operations	(0.00)	0.00	0.05	0.00

Net Income (Loss)	$0.05	$(0.01)	$0.14	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	168,355	150,053	168,355	147,812

Diluted	198,703	150,053	197,711	150,315

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

And Other Comprehensive Income (Loss)

For the Six Months Ended June 30, 2007

(unaudited, in thousands)

	Common Stock		Additional Paid-in	Distributions in Excess of	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2006	168,355	$1,684	$1,595,808	$(357,076)	$(11,459)	$1,228,957
Cumulative impact of change in accounting for uncertainty in income taxes (FIN 48 – see Note 1)	—	—	—	(500)	—	(500)
Comprehensive income:
Net income	—	—	—	23,192	—	23,192
Net unrealized gain on cash flow hedging derivatives	—	—	—	—	14,196	14,196
Settled hedges	—	—	—	—	327	327
Amortization of cash flow hedging derivatives	—	—	—	—	303	303

Comprehensive income						38,018

Offering costs related to issuance of common stock	—	—	(1,212)	—	—	(1,212)
Amortization of stock-based compensation	—	—	306	—	—	306
Premium related to redemptions of OP Units	—	—	(282)	—	—	(282)
Distributions on common stock	—	—	—	(53,905)	—	(53,905)

Balance at June 30, 2007	168,355	$1,684	$1,594,620	$(388,289)	$3,367	$1,211,382

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$23,192	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	3,857	(298)
Gain on disposition of real estate interests	(13,853)	(3,967)
Gain on dispositions of non-depreciated real estate	(12,725)	(4,065)
(Gain) loss on hedging activities	(1,458)	11
Real estate related depreciation and amortization	57,172	52,109
Distributions of earnings from unconsolidated joint ventures	520	115
Equity in (income) losses of unconsolidated joint ventures, net, and other	(1,140)	(1,559)
Changes in operating assets and liabilities:
Other assets	3,231	2,239
Accounts payable, accrued expenses and other liabilities	5,658	4,902

Net cash provided by operating activities	64,454	49,796

INVESTING ACTIVITIES:
Real estate acquisitions	(108,613)	(919,233)
Capital expenditures	(21,862)	(39,177)
Decrease in deferred acquisition costs and deposits	11,783	1,007
Investments in unconsolidated joint ventures, net	(48,895)	(7,262)
Distributions from investments in unconsolidated joint ventures	32,308	—
Proceeds from dispositions of real estate investments	197,473	116,418
Originations of notes receivable	(16,042)	(650)
Other investing activities	(3,183)	688

Net cash provided by (used in) investing activities	42,969	(848,209)

FINANCING ACTIVITIES:
Net proceeds from (reduction of) lines of credit	(7,278)	132,000
Proceeds from unsecured notes	—	425,000
Principal payments on mortgage notes	(4,811)	(3,112)
Proceeds from financing obligations	—	98,465
Principal payments on financing obligations	(5,947)	(2,723)
Increase in deferred loan costs	(387)	(479)
Increase in deferred loan costs – financing obligation	—	(10,288)
Proceeds from sale of common stock	—	154,471
Offering costs for issuance of common stock	(2,126)	(12,241)
Redemption of common stock	—	(12,870)
Offering costs related to issuance of OP Units	(667)	—
Redemption of OP Units	(2,840)	—
Proceeds from settlement of cash flow hedging derivative	1,544	—
Distributions to common stockholders	(53,890)	(18,483)
Distributions to minority interests	(8,800)	(1,396)
Contributions from minority interests	103	—

Net cash provided by (used in) financing activities	(85,099)	748,344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,324	(50,069)
CASH AND CASH EQUIVALENTS, beginning of period	23,310	94,918

CASH AND CASH EQUIVALENTS, end of period	$45,634	$44,849

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$35,068	$25,012
Amount issued in common stock pursuant to the distribution reinvestment plan	$—	$24,087
Debt assumed in connection with purchase of TIC Interests (see Note 5)	$14,886	$—
Assumption of secured debt in connection with real estate acquired	$—	$12,369

The accompanying notes are an integral part of these consolidated financial statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

DCT Industrial Trust Inc. is a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States, and is currently expanding into Mexico. In addition, we manage, and own interests in, industrial properties through our institutional capital management program. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (our “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. As used herein, “DCT Industrial Trust,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of June 30, 2007, we owned interests in, or managed, 414 industrial real estate buildings comprised of approximately 66.4 million square feet. Our portfolio of consolidated operating properties included 366 industrial real estate buildings, which consisted of 215 bulk distribution properties, 109 light industrial properties and 42 service center properties comprised of approximately 53.2 million square feet. Our portfolio of 366 consolidated operating properties was 92.9% occupied as of June 30, 2007. As of June 30, 2007, we also consolidated five developments properties, seven redevelopment properties and six operating properties held for contribution. In addition, as of June 30, 2007, we had ownership interests ranging from 10% to 20% in 19 unconsolidated properties in institutional joint ventures, or funds, comprised of approximately 6.6 million square feet, and investments in one unconsolidated operating property and four unconsolidated development joint venture properties. We managed six properties where we had no ownership interests.

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

Reclassifications

Certain items in the consolidated statements of operations for three and six months ended June 30, 2006 have been reclassified to conform to 2007 classifications.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including asset acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized on actual expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS 141, the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to rental revenues.

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

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting write off or gain, if necessary, is reflected in the consolidated statement of operations during the period in which such sale or retirement occurs.

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

Notes Receivable

As of June 30, 2007 and December 31, 2006, we had approximately $25.2 million and $9.2 million in notes receivable outstanding. The interest rates on these notes range from approximately 6% to 10%, and the notes mature on dates ranging from July 2008 to July 2014. During the three months ended June 30, 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Industrial Joint Venture I. Interest is due monthly on the unpaid balance. For the three and six months ended June 30, 2007, we recognized interest income from notes receivable of approximately $212,000 and $422,000, respectively. For the same periods of 2006 we recognized approximately $228,000 and $468,000, respectively, in interest income from notes receivable. All costs associated with executing these notes have been capitalized as deferred loan costs and are included in other assets, net on the accompanying consolidated balance sheets. Such costs are amortized as a reduction in interest income over the term of the applicable outstanding notes receivable.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three and six months ended June 30, 2007, the total increase to rental revenues due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.2 million and $2.8 million, respectively. The total increase to rental revenues due to straight-line rent adjustments, including amounts reported from discontinued operations, during the same periods in 2006 was approximately $1.5 million and $3.9 million, respectively.

Tenant recovery income includes payments and amounts due from tenants for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred. Tenant recovery income recognized as rental revenues for the three and six months ended June 30, 2007 was $12.0 million and $24.8 million, respectively. For the three and six months ended June 30, 2006, tenant recovery income recognized as rental revenues was approximately $8.0 million and $15.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS 141, and amortized to rental revenues over the life of the related leases. For the three and six months ended June 30, 2007, the total net decrease to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations, were approximately $0.2 million and $0.7 million, respectively. The total net decrease to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations, for the same periods of 2006 were approximately $0.3 million and $0.7 million, respectively.

Early lease termination fees are recorded in rental revenues when such amounts are earned and the unamortized balances of assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items on our consolidated statements of operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. During the three and six months ended June 30, 2007, the early termination of leases, including amounts reported as discontinued operations, resulted in a decrease in revenues associated with SFAS 141 intangible assets and liabilities of $0.1 million and $0.4 million, respectively, and additional amortization expense of $62,000 and $127,000, respectively. During the three and six months ended June 30, 2006, the early termination of leases, including amounts reported as discontinued operations, resulted in the recognition of early termination fee revenues of $0.4 million and $0.4 million, respectively, and no additional amortization expenses.

We earn revenues from asset management fees, acquisition fees and fees for other services pursuant to joint venture and other agreements. These may include acquisition fees based on the sale or contribution of assets and are included in the statements of operations in institutional capital management and other fees. We recognize revenues from asset management fees, acquisition fees and fees for other services when the related fees are earned and are realized or realizable.

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

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. The Company believes that its income tax filing positions are well documented and supported. As a result of the implementation of FIN 48, the Company recognized a $0.5 million liability for unrecognized tax benefits, which includes approximately $41,000 for accrued interest and penalties, and was accounted for as an increase to the January 1, 2007 balance of distributions in excess of earnings. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. All years of the Company’s operations remain open for examination.

Note 2 – Real Estate

Our consolidated real estate assets consist of operating properties, operating properties held for contribution, development and redevelopment properties, properties in pre-development and land held for future development. Our real estate assets, presented at historical cost, include the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Operating properties	$2,683,857	$2,754,076
Properties under redevelopment	47,856	21,518
Properties held for contribution	41,198	32,142
Properties under development	54,968	26,289
Properties in pre-development including land held	30,331	30,863

Total Investment in Properties	2,858,210	2,864,888
Less accumulated depreciation and amortization	(256,995)	(199,574)

Net Investment in Properties	$2,601,215	$2,665,314

Acquisition Activity

During the three months ended June 30, 2007, we acquired seven operating properties located in three markets, comprised of approximately 1.5 million square feet for a total cost of approximately $68.0 million, which includes acquisition costs. During the six months ended June 30, 2007, we acquired 12 operating properties located in six markets, comprised of approximately 2.5 million square feet for a total cost of approximately $107.9 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and short-term borrowings. For all properties acquired and consolidated, the results of operations for such properties are included in our consolidated statements of operations from the dates of acquisition.

Disposition Activity

During the three months ended June 30, 2007, we disposed of three operating properties comprised of approximately 905,000 square feet located in three markets, which were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $46.5 million (see discussion below).

During the six months ended June 30, 2007, we disposed of 12 operating properties comprised of approximately 3.1 million square feet located in ten markets. We sold three properties comprised of approximately 266,000 square feet to unrelated third parties for total gross proceeds of approximately $54.4 million, which resulted in a gain of approximately $9.6 million. The remaining nine properties comprised of approximately 2.8 million square feet were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $151.4 million (see discussion below).

Contributions of Properties to Institutional Capital Management Joint Ventures

TRT-DCT Industrial Joint Venture I

On September 1, 2006, we entered into our first joint venture agreement with Dividend Capital Total Realty Trust Inc., “DCTRT”, TRT-DCT Industrial Joint Venture I, G.P., “TRT-DCT Venture I,” pursuant to which we anticipate TRT-DCT Venture I will own up to $208.0 million of industrial properties. As of June 30, 2007, this joint venture owned approximately $144.5 million in real estate assets. This joint venture is funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 10% of the joint venture’s required equity capitalization); and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55.0% and no more than 75.0%. During the three months ended June 30, 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

As co-general partner, we make the initial determination as to whether an asset will be acquired by TRT-DCT Venture I, and this determination is then subject to DCTRT’s review and approval. With respect to our own assets, if the proposed asset has been owned by us for four months or less and no significant leasing, development or repositioning of the asset has occurred, the purchase price for the asset is equal to our total gross cost basis and, if the proposed asset has been owned by us for more than four months or significant leasing, development or repositioning of the asset has occurred, the purchase price for the asset is equal to the asset’s fair market value as determined by an unaffiliated appraiser plus incremental third-party costs including legal, due diligence and debt financing expenses. However, we have no obligation to sell an asset if the appraised value is less than our cost basis. Assets that are acquired from third parties are valued at the acquisition’s total gross cost, which includes the purchase price, due diligence costs and closing costs. We will receive an acquisition fee of 50 basis points in connection with all assets that are contributed by us or acquired by TRT-DCT Venture I from third parties.

During the three months ended June 30, 2007, we contributed one property to TRT-DCT Venture I comprised of approximately 604,000 square feet with a contribution value of approximately $31.2 million. The contribution of the one property into TRT-DCT Venture I during the second quarter resulted in a total gain of approximately $7.8 million, of which approximately $7.0 million was recognized in our earnings for the three months ended June 30, 2007. The remaining gain of approximately $0.8 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the property’s real estate assets. During the six months ended June 30, 2007, we contributed four properties to TRT-DCT Venture I comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million. The contribution of the four properties into TRT-DCT Venture I during 2007 resulted in a gain of approximately $12.1 million, of which approximately $10.9 million was recognized in our earnings during the six months ended June 30, 2007. The remaining gain of approximately $1.2 million reduces our basis in the investment and is recognized into earnings over the weighted average life of each property’s real estate assets.

TRT-DCT Industrial Joint Venture II

On March 27, 2007, we entered into our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II, G.P., “TRT-DCT Venture II,” pursuant to which we anticipate TRT-DCT Venture II will own up to $175.0 million of industrial properties. As of June 30, 2007, this joint venture owned approximately $67.8 million of real estate assets. TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I.

During the three months ended June 30, 2007, we contributed two properties to TRT-DCT Venture II comprised of approximately 0.3 million square feet with a combined contribution value of $15.3 million. The contribution of the two properties into TRT-DCT Venture II resulted in a total gain of approximately $2.3 million, of which approximately $2.0 million was recognized in our earnings during the three months ended June 30, 2007. The remaining gain of approximately $0.3 million reduces our basis in the investment and is recognized into earnings over the weighted average life of each property’s real estate assets. During the six months ended June 30, 2007, we contributed five properties to TRT-DCT Venture II comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $67.2 million. The contribution of the five properties into TRT-DCT Venture II resulted in a total gain of approximately $6.7 million, of which approximately $6.0 million was recognized in our earnings during the six months ended June 30, 2007. The remaining gain of approximately $0.7 million reduces our basis in the investment and is recognized into earnings over the weighted average life of each property’s real estate assets.

Discontinued Operations

As of June 30, 2007, there were no potential sales of our properties to a third party that were considered probable and, as such, no properties were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). However, three properties sold during the six months ended June 30, 2007 and seven properties sold during the year ended December 31, 2006 to third parties were classified as discontinued operations. See Note 11 for additional information.

Intangible Assets

Aggregate net amortization of intangible assets recognized pursuant to SFAS 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents) was approximately $7.6 million and $15.6 million for the three and six months ended June 30, 2007, respectively, and $7.9 million and $14.8 million for the same periods in 2006, respectively. Our intangible assets and liabilities included the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$167,615	$(72,610)	$95,005	$175,211	$(56,997)	$118,214
Above market rent	26,908	(13,605)	13,303	28,093	(10,996)	17,097
Below market rent	(23,862)	8,990	(14,872)	(24,197)	6,602	(17,595)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net increase (decrease) to rental revenues due to the amortization of above and below market rents for the next 5 years (in thousands):

For the years ending December 31,	Estimated Net Amortization of Intangible Lease Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Amortization of Above and Below Market Rents
Remainder of 2007	$14,709	$40
2008	25,530	213
2009	17,364	43
2010	10,953	(248)
2011	7,167	295

Total	$75,723	$343

Note 3 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and establishing funds or other commingled investment vehicles with institutional partners. The following describes our net equity investment in unconsolidated joint ventures as of June 30, 2007 and December 31, 2006:

	DCT Ownership Percentage as of		Net Equity Investment as of
Unconsolidated Joint Ventures	June 30, 2007	Number of Buildings	June 30, 2007	December 31, 2006
			(in thousands)
Institutional Funds:
DCT Fund I LLC	20%	6	$3,062	$3,426
TRT-DCT Venture I	10%	8	2,745	5,704
TRT-DCT Venture II	12.5%	5	6,895	—
Developments:
SouthCreek IV Distribution Facility	94.5%	1	6,793	6,280
Panattoni Investments	0.5%	3	251	251
Sycamore Canyon	90%	1	4,381	4,109
Stirling Capital Investments (SCLA) (1)	50%	2	28,923	19,246
Logistics Way	95%	1	3,424	3,320

Total		27	$56,474	$42,336

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Note 4 – Hedging Activities

During June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate the effect on cash outflows attributable to changes in LIBOR related to the $275.0 million variable rate, unsecured notes issued in June 2006. This swap expired in February 2007. Concurrent with the $275.0 million note issuance, we also entered into a forward-starting swap to hedge our exposure to variability in the cash outflows of a future fixed rate debt issuance due to fluctuations in the USD-LIBOR swap rate. On June 13, 2007, this swap was settled. In total, we received net cash proceeds of approximately $1.5 million related to this instrument. Both of these forward-starting interest rate swaps were designated as cash flow hedges.

Net unrealized gains of approximately $5.2 million and $5.3 million were recorded during the three and six months ended June 30, 2007, respectively, and net unrealized gains of approximately $4.5 million and $6.0 million were recorded during the three and six months ended June 30, 2006, respectively, to stockholders’ equity and other comprehensive income (loss) as a result of the change in fair value of the outstanding hedges. Upon settlement of the swap on June 13, 2007 (discussed above), we recorded a realized gain of approximately $1.8 million, offset by approximately $0.3 million related to the ineffectiveness due to the change in estimated timing of the anticipated debt issuance of the $275.0 million forward-starting swap. Gains and losses resulting from hedging ineffectiveness and hedge settlements are recorded as increases and decreases, respectively, to interest income and other in our accompanying consolidated statements of operations.

As of June 30, 2007 and December 31, 2006, the accumulated other comprehensive income (loss) balance pertaining to the hedges were gains of approximately $3.4 million and $11.5 million, respectively. Amounts reported in accumulated other comprehensive loss related to derivatives will be amortized to interest expense as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $0.6 million will be amortized from other comprehensive loss to interest expense resulting in an increase in our interest expense.

Note 5 – Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, and, as of June 30, 2007, the historical cost of those properties included in our operating partnership’s private placement was $111.5 million. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

The TIC Interests are 100% leased by our operating partnership pursuant to master leases and such leases contain purchase options whereby our operating partnership has the right, but not the obligation, to acquire the TIC Interests from the investors at a point in time in exchange for units of limited partnership interest in our operating partnership (“OP Units”) under Section 721 of the Code. In October 2006, we discontinued our operating partnership’s private placement of TIC Interests.

During the three and six months ended June 30, 2006 we raised approximately $48.4 million and $98.5 million, respectively, from the sale of TIC Interests in certain of our properties. The amount of gross proceeds associated with the sales of TIC Interests are recorded in financing obligations in the accompanying consolidated balance sheets pursuant to SFAS No. 98 Accounting for Leases (“SFAS No. 98”). We have leased back the portion of the building sold to the unrelated third-party investors and, in accordance with SFAS No. 98, a portion of the rental payments made to such investors under the lease agreements are recognized as interest expense using the interest method.

During the three and six months ended June 30, 2007, we incurred approximately $1.5 million and $3.6 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. During the same periods of 2006, we incurred approximately $3.5 million and $6.3 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as interest expense in the accompanying consolidated financial statements. Included in interest expense was approximately $1.3 million and $3.2 million for the three and six months ended June 30, 2007, respectively, and $2.9 million and $5.0 million for the same periods in 2006, respectively, of interest expense related to the financing obligation. The various lease agreements in place as of June 30, 2007 contain expiration dates ranging from March 2021 to August 2021.

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

During the three and six months ended June 30, 2006 our operating partnership incurred up-front fees of approximately $4.8 million and $9.7 million, respectively, payable to our Former Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in other assets, net in the accompanying consolidated balance sheets and amortized to interest expense over the life of the financing obligation. If our operating partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our operating partnership does not elect to exercise any such purchase option, we will not meet the standards set forth in SFAS No. 98 in order to recognize the sale of such TIC Interests.

During the six months ended June 30, 2007, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in 14 industrial properties located in Tennessee and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 6.8 million OP Units valued at approximately $76.9 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed $14.9 million of a secured note with an interest rate of 5.0% that was previously reflected in financing obligations.

During the six months ended June 30, 2006, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in two properties located in Indiana and Georgia. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 2.1 million OP Units valued at approximately $22.4 million to acquire such TIC Interests.

Note 6 – Minority Interests

Minority interests consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
OP Units:
Net investment	$317,085	$251,094
Distributions	(15,614)	(5,661)
Share of cumulative net loss	(17,258)	(21,227)

Sub-total	284,213	224,206
Cabot non-voting common stock:
Net investment	63	63
Distributions	(4)	(4)
Share of cumulative net loss	(1)	(2)

Sub-total	58	57
Joint venture partner interest:
Net investment	1,761	1,658
Distributions	(1)	(1)
Share of cumulative net loss	(113)	—

Sub-total	1,647	1,657

Total	$285,918	$225,920

OP Units

At June 30, 2007 and December 31, 2006, we owned approximately 85% and 88%, respectively, of the outstanding equity interests of our operating partnership, with the remaining equity interest in our operating partnership owned by third-party investors and Dividend Capital Advisors Group LLC, our Former Advisor’s parent. Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. As of June 30, 2007 and December 31, 2006, we had issued approximately 15.2 million and 8.6 million OP Units, respectively, to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 for additional information).

Note 7 – Stockholders’ Equity

Common Stock

In December 2006, we completed a listing on the New York Stock Exchange and prior to then, since December 2002, we conducted four prior consecutive public offerings of our common stock on a continuous basis and raised approximately $1.6 billion of net proceeds. On January 23, 2006, we closed the primary offering component of our fourth continuous public offering, but we continued to offer shares pursuant to our former distribution reinvestment plan through our 2006 third quarter distribution. Our former distribution reinvestment plan was terminated on December 23, 2006. During the six months ended June 30, 2007, there were no shares of common stock issued and, for the six months ended June 30, 2006, we raised approximately $161.4 million of net proceeds from the sale of our common stock.

As of June 30, 2007, approximately 168.4 million shares of common stock were issued and outstanding. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

Dividend Reinvestment and Stock Purchase Plan

In April 2007, we began offering shares of our common stock through our new Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan permits stockholders to acquire additional shares with quarterly dividends and to make additional cash investments to buy shares directly. Shares of common stock may be purchased in the open market, through privately negotiated transactions, or directly from us as newly issued shares of common stock. All shares issued under the Plan were acquired in the open market.

Note 8 – Related Party Transactions

Our Former Advisor

Through October 9, 2006, our day-to-day activities were managed by our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement. On October 10, 2006, our operating partnership acquired our Former Advisor in the transaction we refer to as the Internalization. As a result of the Internalization, on October 10, 2006, our Former Advisor became our wholly-owned subsidiary and we no longer incur the cost of the advisory fees and other amounts payable under the advisory agreement.

The responsibilities of our Former Advisor included the selection of our investment properties, the negotiations for these investments and the asset management and leasing of these properties. Pursuant to the advisory agreement, we paid certain acquisition and asset management fees to our Former Advisor. The amount of such acquisition fees was equal to 1% of the aggregate purchase price of all properties we acquired in excess of $170.0 million. During the three and six months ended June 30, 2006 our Former Advisor earned approximately $9.0 million and $10.2 million, respectively, for acquisition fees which were accounted for as part of the historical cost of the acquired properties. Additionally, we paid our Former Advisor an asset management fee equal to 0.75% per annum of the total undepreciated cost of the properties we owned in excess of $170.0 million. During the three and six months ended June 30, 2006 we incurred asset management fees of $4.3 million and $7.8 million, respectively.

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

During the three and six months ended June 30, 2006, our Former Advisor incurred approximately $0.5 million and $1.4 million, respectively, of offering costs and, during the same period, we reimbursed our Former Advisor approximately $0.5 million and $1.8 million, respectively, for such costs, which included unreimbursed costs from prior periods. These costs were considered a cost of raising capital and as such, were included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets when such reimbursement obligations were incurred. We closed the primary offering component of our fourth continuous public offering on January 23, 2006, and as of December 31, 2006, we had reimbursed our Former Advisor for all of the then existing unreimbursed offering costs.

Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with our operating partnership’s private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance which equaled 2% of the gross equity proceeds raised through our operating partnership’s private placement. During the three and six months ended June 30, 2006 our operating partnership incurred approximately $0.9 million and $1.9 million, respectively, payable to our Former Advisor for such expense allowance.

In accordance with the advisory agreement we were obligated, subject to certain limitations, to reimburse our Former Advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our Former Advisor did not receive a specific fee for the activities which generated the expenses to be reimbursed. For the three and six months ended June 30, 2006 we reimbursed approximately $304,000 and $465,000, respectively, for such costs.

As of December 31, 2006, we owed our Former Advisor $213,000 for various fees and reimbursements as described above, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. All liabilities with our Former Advisor were settled as of June 30, 2007.

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

We previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock to our Former Dealer Manager as compensation for managing such offerings. Our Former Dealer Manager had discretionary authority to re-allow a portion of such fees to broker-dealers who participated in an offering. We also paid up to a 6% sales commission of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock. For the three and six months ended June 30, 2006 we incurred $0.1 million and $11.0 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. Such amounts are considered a cost of raising capital and as such were included as a reduction of additional paid-in capital on the accompanying consolidated balance sheets. We terminated this dealer manager agreement on October 10, 2006, in connection with the consummation of the Internalization.

We also previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement. We also have paid our Former Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our operating partnership’s private placement. For the three and six months ended June 30, 2006 we incurred up-front fees of approximately $3.1 million and $6.2 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. Such amounts are included in deferred loan costs on the accompanying consolidated balance sheets. We terminated this dealer manager agreement on October 10, 2006 in connection with the consummation of the Internalization.

As of December 31, 2006, we owed our Former Dealer Manager $159,000 for various fees, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. All liabilities with our Former Dealer Manager were settled as of June 30, 2007.

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

We previously entered into an agreement with our Former Facilitator whereby we paid a transaction facilitation fee associated with our operating partnership’s private placement. We paid our Former Facilitator up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement for transaction facilitation. For the three and six months ended June 30, 2006 we incurred approximately $0.7 million and $1.5 million, respectively, payable to our Former Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our operating partnership’s private placement, were recorded as deferred loan costs and amortized over the life of the financing obligation (see Note 5 for additional information).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator
Income (Loss) From Continuing Operations	$7,945	$(2,125)	$14,984	$49
Minority interests’ share of net income related to potentially dilutive shares	1,376	—	2,562	8

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	$9,321	$(2,125)	$17,546	$57

Income (Loss) From Discontinued Operations	$(108)	$479	$8,208	$260
Minority interests’ share of net income related to potentially dilutive shares	—	—	1,407	—

Numerator for diluted earnings per share – adjusted income (loss) from discontinued operations	$(108)	$479	$9,615	$260

Adjusted net income attributable to common stockholders	$9,213	$(1,646)	$27,161	$317

Denominator
Weighted average common shares outstanding – basic	168,355	150,053	168,355	147,812
Potentially dilutive common shares	30,348	—	29,356	2,503

Weighted average common shares outstanding – diluted	198,703	150,053	197,711	150,315

Net Income (Loss) per Common Share – Basic
Income (Loss) From Continuing Operations	$0.05	$(0.01)	$0.09	$0.00
Income (Loss) From Discontinued Operations	(0.00)	0.00	0.05	0.00

Net Income (Loss)	$0.05	$(0.01)	$0.14	$0.00

Net Income (Loss) per Common Share – Diluted
Income (Loss) From Continuing Operations	$0.05	$(0.01)	$0.09	$0.00
Income (Loss) From Discontinued Operations	(0.00)	0.00	0.05	0.00

Net Income (Loss)	$0.05	$(0.01)	$0.14	$0.00

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 358,000 and 8,000 stock options for the three and six months ended June 30, 2007, because their effect would be anti-dilutive. No anti-dilutive common share equivalents were excluded from the diluted earnings per share for the three and six months ended June 30, 2006. For purposes of calculating diluted earnings per share in accordance with SFAS No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

Note 10 – Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics to all our other operating properties, which excludes the results from discontinued operations and includes six properties held for contribution. Our operating segments are aggregated into reportable segments based upon the property type. Prior to the quarter ended September 30, 2006, our management evaluated rental revenues and property net operating income aggregated by geographic location, or market, to analyze performance. During the quarter ended September 30, 2006, our management concluded that rental revenues and property net operating income aggregated by property type was a more appropriate way to analyze performance. Certain reclassifications have been made to conform to the current presentation. The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three and six months ended June 30, 2007 and 2006 (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	Rental Revenues		Property NOI (1)		Rental Revenues		Property NOI (1)
	2007	2006	2007	2006	2007	2006	2007	2006
Bulk distribution	$50,290	$40,195	$38,693	$31,765	$102,110	$76,825	$77,958	$60,438
Light industrial and other	12,718	9,098	8,602	6,616	25,873	17,292	17,933	12,513

Total	$63,008	$49,293	$47,295	$38,381	$127,983	$94,117	$95,891	$72,951

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

The following table is a reconciliation of our NOI to our reported net income from continuing operations for the three and six months ended June 30, 2007 and 2006 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Property NOI	$47,295	$38,381	$95,891	$72,951
Institutional capital management and other fees	572	126	1,318	178
Real estate related depreciation and amortization	(28,389)	(26,353)	(57,157)	(49,592)
General and administrative expenses	(5,677)	(1,263)	(9,733)	(1,942)
Asset management fees, related party	—	(4,297)	—	(7,815)
Equity in income (losses) of unconsolidated joint ventures, net	(31)	(129)	43	(182)
Gain on dispositions of real estate interests	9,132	4,044	17,017	8,032
Interest expense	(15,204)	(14,623)	(32,071)	(26,157)
Interest income and other	2,157	2,060	3,139	4,522
Income taxes	(513)	(189)	(984)	(240)
Minority interests	(1,397)	118	(2,479)	294

Income (Loss) From Continuing Operations	$7,945	$(2,125)	$14,984	$49

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	June 30, 2007	December 31, 2006
Property type segments:
Bulk distribution	$1,992,927	$2,126,898
Light industrial and other	521,322	528,167

Total segment net assets	2,514,249	2,655,065
Development and redevelopment assets	102,585	47,922
Assets held for sale	—	41,895
Non-segment assets:
Properties in pre-development including land held	30,331	30,863
Non-segment cash and cash equivalents	27,211	3,361
Other non-segment assets (1)	109,573	70,370

Total assets	$2,783,949	$2,849,476

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Note 11 – Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended June 30, 2007, no properties were sold to unrelated third parties. During the six months ended June 30, 2007, we sold three properties in our light industrial and other segment comprised of approximately 266,000 square feet to third parties for a net gain of $9.6 million. During the year ended December 31, 2006, we sold seven properties comprised of approximately 659,000 square feet. These seven properties were sold subsequent to June 30, 2006. For the three and six months ended June 30, 2007 and 2006, discontinued operations includes the results of operations of these properties prior to the date of sale. No properties were sold to unrelated third parties during the three and six months ended June 30, 2006. We included all results of these discontinued operations in a separate component of income on the consolidated statements of operations under the heading Income (Loss) From Discontinued Operations. This treatment resulted in certain reclassifications of 2007 and 2006 financial statement amounts. As of June 30, 2007, we had no properties classified as held for sale.

The following is a summary of the components of Income (Loss) From Discontinued Operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental revenues	$—	$2,418	$253	$4,274
Rental expenses and real estate taxes	(114)	(531)	(180)	(1,221)
Real estate related depreciation and amortization	—	(1,264)	(15)	(2,517)

Operating income (loss)	(114)	623	58	536
Interest expense	—	(133)	(13)	(280)
Income taxes	(20)	—	(20)	—

Income (loss) before minority interest and gain on dispositions of real estate	(134)	490	25	256
Gain on dispositions of real estate interests	—	—	9,561	—
Minority interests	26	(11)	(1,378)	4

Income (Loss) From Discontinued Operations	$(108)	$479	$8,208	$260

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States, and are currently expanding into Mexico. In addition, we manage, and own interests in, industrial properties through our institutional capital management program. Our properties primarily consist of high-quality, generic bulk distribution warehouses and light industrial properties leased to corporate tenants. We own our properties through our operating partnership and its subsidiaries. We are the sole general partner of our operating partnership and owned approximately 85% of the outstanding equity interests of our operating partnership as of June 30, 2007. We acquired our first property in June of 2003 and have built a portfolio of 366 consolidated operating properties through June 30, 2007.

Our primary business objectives are to maximize sustainable long-term growth in earnings and Funds From Operations, or FFO, and to maximize total return to our stockholders. In our pursuit of these objectives, we will:

•	acquire high-quality industrial properties;

•	pursue development opportunities, including through joint ventures;

•	expand our institutional capital management programs;

•	actively manage our existing portfolio to maximize operating cash flows;

•	sell non-core assets that no longer fit our investment criteria; and

•	expand our operations into selected domestic and international markets, including Mexico.

In order to achieve these objectives, we have raised capital through common stock issuances, our operating partnership’s private placement (as more fully described below) and issued and assumed debt. Prior to October 10, 2006, our day-to-day operations were managed by Dividend Capital Advisors LLC, or our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement with our Former Advisor. On October 10, 2006, our operating partnership acquired our Former Advisor in the transaction we refer to as the Internalization. As a result of the Internalization, our Former Advisor is now our wholly-owned subsidiary and we no longer incur the cost of the advisory fees and other amounts payable under the advisory agreement resulting in our being a self-administered and self-advised REIT.

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under leases at our properties including reimbursements from tenants for certain operating costs. We seek earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing additional high-quality properties in major distribution markets, increasing fee revenues from our institutional capital management program, generating profits from our development activities and repositioning our portfolio including selling certain non-core assets and contributing assets to our joint ventures, funds or other commingled investment vehicles with institutional partners.

We believe that our near-term operating income in our existing properties will increase through rental rate growth on leases that are expiring, as well as an increase in our occupancy rates. We expect strong growth in operating earnings from development and acquisitions in our target markets and selected new markets, which may be partially offset by disposing or contributing existing properties. We also believe our focus on our target distribution markets from which companies distribute nationally, regionally and/or locally mitigates the risk of any individual tenant reconfiguring distribution networks and changing the balance of supply and demand in a market. Finally, developing and maintaining excellent relationships with third-party logistics companies facilitates our ability to lease them space in our portfolio.

While we no longer incur the costs of the various fees and expenses previously paid to our Former Advisor as a result of becoming self-advised, our expenses include the compensation and benefits of our officers and the other employees and consultants, as well as other general expenses, previously paid by our Former Advisor or its affiliates.

The principal risks to our business plan include:

•	our ability to acquire properties that meet our quantitative and qualitative criteria and whether we can successfully integrate such acquisitions;

•	our ability to attract institutional partners in our institutional capital management program on terms that we find acceptable;

•	our ability to locate development opportunities and to successfully develop such properties on time and within budget and then to successfully lease such properties;

•	our ability to sell or contribute assets at prices we find acceptable which generates funding for our business plan;

•	our ability to retain and attract talented management; and

•	our ability to lease space to customers at rates which provide acceptable returns.

We believe our investment focus on the largest and most active distribution markets in the United States and Mexico and our monitoring of market and submarket demand and supply imbalances helps mitigate some of these risks.

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

These key trends may gradually change the characteristics of the facilities needed by our tenants. However, we believe the buildings in our portfolio are designed to be reconfigured and can accommodate gradual changes that may occur.

For the financing of our capital needs, we are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that we anticipate will have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties. Our financing needs will depend largely on our ability to acquire properties as the majority of our cash generated from operations will be used for payment of distributions and to finance other activities. We expect the funding of additional cash needs to come from new borrowings and/or proceeds from the sale or contribution of properties.

Significant Transactions During 2007

The following discussion describes certain significant transactions that occurred during the six months ended June 30, 2007.

Acquisition Activity

During the six months ended June 30, 2007, we acquired 12 operating properties located in six markets, comprised of approximately 2.5 million square feet for a total cost of approximately $107.9 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and short-term borrowings. For all properties acquired and consolidated, the results of operations for such properties are included in our consolidated statements of operations from the dates of acquisition.

Disposition Activity

During the six months ended June 30, 2007, we disposed of 12 operating properties comprised of approximately 3.1 million square feet located in ten markets. We sold three properties comprised of approximately 266,000 square feet to unrelated third parties for total gross proceeds of approximately $54.4 million. The remaining nine properties comprised of approximately 2.8 million square feet were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $151.4 million (see discussion below).

Contributions of Properties to Institutional Capital Management Joint Ventures

TRT-DCT Industrial Joint Venture I

During the six months ended June 30, 2007, we contributed four properties to TRT-DCT Industrial Joint Venture I comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million.

TRT-DCT Industrial Joint Venture II

During the six months ended June 30, 2007, we contributed five properties to TRT-DCT Industrial Joint Venture II comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $67.2 million.

Major Capital Deployment Activities

Mexico

During the six months ended June 30, 2007, we began construction on six buildings comprised of approximately 859,000 square feet located in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. Construction is expected to be completed during the remainder of 2007 and leasing activities have commenced.

SCLA

We entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project for the next 13 years (including extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions.

During the six months ended June 30, 2007, the SCLA joint venture began construction on four buildings comprised of approximately 926,000 square feet. One 408,000 square foot pre-leased building is expected to be completed in during the third quarter of 2007.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three and six months ended June 30, 2007, the total increase to rental revenues due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.2 million and $2.8 million, respectively. The total increase to rental revenues due to straight-line rent adjustments, including amounts reported from discontinued operations, during the same periods in 2006 was approximately $1.5 million and $3.9 million, respectively.

Tenant recovery income includes payments and amounts due from tenants for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred. Tenant recovery income recognized as rental revenues for the three and six months ended June 30, 2007 was $12.0 million and $24.8 million, respectively. For the three and six months ended June 30, 2006, tenant recovery income recognized as rental revenues was approximately $8.0 million and $15.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, or SFAS 141, and amortized to rental revenues over the life of the related leases. For the three and six months ended June 30, 2007 the total net decrease to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations, were approximately $0.2 million and $0.7 million, respectively. The total net decrease to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations, for the same periods of 2006 were approximately $0.3 million and $0.7 million, respectively.

Early lease termination fees are recorded in rental revenues when such amounts are earned and the unamortized balances of assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items on our consolidated statements of operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. During the three and six months ended June 30, 2007, the early termination of leases, including amounts reported as discontinued operations, resulted in a decrease in revenues associated with SFAS 141 intangible assets and liabilities of $0.1 million and $0.4 million, respectively, and additional amortization expense of $62,000 and $127,000, respectively. During the three and six months ended June 30, 2006, the early termination of leases, including amounts reported as discontinued operations, resulted in the recognition of early termination fee revenues of $0.4 million and $0.4 million, respectively, and no additional amortization expenses.

We earn revenues from asset management fees, acquisition fees and fees for other services pursuant to joint venture and other agreements. These may include acquisition fees based on the sale or contribution of assets and are included in the statements of operations in institutional capital management and other fees. We recognize revenues from asset management fees, acquisition fees and fees for other services when the related fees are earned and are realized or realizable.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized on actual expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS 141. The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS 141, the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to rental revenues.

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

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets disposed of or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting write off or gain, if necessary, is reflected in the consolidated statement of operations during the period in which such sale or retirement occurs.

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently in pre-development, being developed or redeveloped until the building is substantially completed and placed into service, not later than one year from cessation of major construction activity. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $1.6 million.

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

Customer Diversification

As of June 30, 2007, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following table reflects our ten largest customers in all consolidated and unconsolidated operating properties, and development properties based on annualized base rent as of June 30, 2007.

Deutsche Post World Net (DHL & Exel)
Technicolor
Whirlpool Corporation
Bridgestone/Firestone
EGL, Inc.
S.C Johnson & Son, Inc.
The Clorox Sales Company
United Parcel Service (UPS)
Verizon
Ozburn-Hessey Logistics

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

We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed the various federal and state filing positions, including the assertion that we are not taxable. We believe that the income tax filing positions are well documented and supported. As a result of the implementation of FIN 48, we recognized a $0.5 million liability for unrecognized tax benefits, which includes approximately $41,000 for accrued interest and penalties and was accounted for as an increase to the January 1, 2007 balance of distributions in excess of earnings. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. All years of our operations remain open for examination.

Results of Operations

As of June 30, 2007, we consolidated 372 operating properties (including six operating properties held for contribution), seven redevelopment properties and five development properties located in a total of 23 markets throughout the United States. As of June 30, 2006, we consolidated 373 operating properties, ten of which are excluded from continuing operations as they were disposed of as of June 30, 2007, and three development properties located in a total of 23 markets throughout the United States. The net effect of operating properties placed into redevelopment, acquired, contributed or sold is the addition of nine operating properties, or approximately 246,000 square feet, to our continuing operating portfolio as of June 30, 2007 compared to June 30, 2006. On June 9, 2006, we purchased a portfolio of 78 buildings comprised of approximately 7.9 million square feet located in eight markets, as well as a land parcel comprising 9.2 acres located in the Orlando market (collectively referred to as the Cal TIA Portfolio). Upon acquisition, this portfolio was 92.2% leased and occupied. Since the financial results from additional operating properties are only included in our consolidated operations from the acquisition date forward, our revenues and expenses from our continuing operations for the three and six months ended June 30, 2007 reflect a significant increase compared to the revenues and expenses for the three and six months ended June 30, 2006.

The following table illustrates the changes in our consolidated operating properties in continuing operations as of, and for the three and six months ended, June 30, 2007 compared to June 30, 2006, respectively (dollar amounts in thousands).

	As of, and for the Three and Six Months Ended, June 30,
	2007		2006
Operating properties in continuing operations (1):	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Number of buildings	218	154	214	149
Square feet (in thousands)	46,487	7,370	46,494	7,117
Occupancy at end of period	93.7%	88.4%	92.8%	89.1%
Segment net assets	$1,992,927	$521,322	$2,047,258	$517,102
For the three months ended June 30:
Rental revenues	$50,290	$12,718	$40,195	$9,098
Net operating income (2)	$38,693	$8,602	$31,765	$6,616
For the six months ended June 30:
Rental revenues	$102,110	$25,873	$76,825	$17,292
Net operating income (2)	$77,958	$17,933	$60,438	$12,513

(1)

Includes six operating properties held for contribution as of June 30, 2007, which are included in continuing operations as they do not meet the criteria to be classified as held for sale, in accordance with SFAS No. 144.

(2)

Net operating income, or NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, interest expense, interest income and general and administrative expenses. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our NOI to our reported net income from continuing operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Property NOI	$47,295	$38,381	$95,891	$72,951
Institutional capital management and other fees	572	126	1,318	178
Real estate related depreciation and amortization	(28,389)	(26,353)	(57,157)	(49,592)
General and administrative expenses	(5,677)	(1,263)	(9,733)	(1,942)
Asset management fees, related party	—	(4,297)	—	(7,815)
Equity in income (losses) of unconsolidated joint ventures, net	(31)	(129)	43	(182)
Gain on dispositions of real estate interests	9,132	4,044	17,017	8,032
Interest expense	(15,204)	(14,623)	(32,071)	(26,157)
Interest income and other	2,157	2,060	3,139	4,522
Income taxes	(513)	(189)	(984)	(240)
Minority interests	(1,397)	118	(2,479)	294

Income (Loss) from Continuing Operations	$7,945	$(2,125)	$14,984	$49

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	June 30, 2007	June 30, 2006
Property type segments:
Bulk distribution	$1,992,927	$2,047,258
Light industrial and other	521,322	517,102

Total segment net assets	2,514,249	2,564,360
Development and redevelopment assets	102,585	51,361
Properties excluded from continuing operations	—	91,246
Non-segment assets:
Properties in pre-development including land held	30,331	11,291
Non-segment cash and cash equivalents	27,211	31,248
Other non-segment assets (1)	109,573	55,133

Total assets	$2,783,949	$2,804,639

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the three months ended June 30, 2007 compared to the three months ended June 30, 2006

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the three months ended June 30, 2007 totaled 255 buildings comprised of approximately 39.3 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended June 30,
	2007	2006	$ Change
Rental Revenues
Same store	$44,254	$42,424	$1,830
2006/2007 acquisitions and dispositions	18,243	6,708	11,535
Development and redevelopment	176	161	15
Held for contribution	335	—	335

Total rental revenues	63,008	49,293	13,715

Rental Expenses and Real Estate Taxes
Same store	10,619	9,742	877
2006/2007 acquisitions and dispositions	4,837	1,122	3,715
Development and redevelopment	180	48	132
Held for contribution	77	—	77

Total rental expenses and real estate taxes	15,713	10,912	4,801

Property Net Operating Income (1)
Same store	33,635	32,682	953
2006/2007 acquisitions and dispositions	13,406	5,586	7,820
Development and redevelopment	(4)	113	(117)
Held for contribution	258	—	258

Total property net operating income	47,295	38,381	8,914

Other Income
Institutional capital management and other fees	572	126	446
Gain on disposition of real estate assets	118	(21)	139
Gain on dispositions of non-depreciated real estate	9,014	4,065	4,949
Equity in losses of unconsolidated joint ventures, net	(31)	(129)	98
Interest income and other	2,157	2,060	97

Total other income	11,830	6,101	5,729

Other Expenses
Real estate related depreciation and amortization	28,389	26,353	2,036
General and administrative expenses	5,677	1,263	4,414
Asset management fees, related party	—	4,297	(4,297)
Income taxes	513	189	324
Interest expense	15,204	14,623	581

Total other expenses	49,783	46,725	3,058
Minority interests	(1,397)	118	(1,515)
Income (loss) from discontinued operations	(108)	479	(587)

Net income (loss)	$7,837	$(1,646)	$9,483

(1)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended June 30, 2007 and 2006 to our reported net income from continuing operations for the three months ended June 30, 2007 and 2006, see page 30 above.

Rental Revenues

Rental revenues increased by approximately $13.7 million, or 27.8%, for the three months ended June 30, 2007 compared to the same period in 2006, primarily as a result of the net increase in operating properties due to acquisitions. In particular, on June 9, 2006, we purchased a portfolio of 78 buildings comprised of approximately 7.9 million square feet located in eight markets, as well as a land parcel comprising 9.2 acres located in the Orlando market (collectively referred to as the Cal TIA Portfolio). Upon acquisition, this portfolio was 92.2% leased and occupied and its operations were only included in our consolidated operations from the acquisition date forward. Additionally, tenant recovery income increased by $4.0 million for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to the increased number of operating properties. Same store rental revenues increased by approximately $1.8 million, or 4%, for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to increased base rent per square foot and slightly higher average occupancy.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $4.8 million, or 44.0%, for the three months ended June 30, 2007 compared to the same period in 2006, primarily as a result of the increased number of operating properties, as well as increased insurance rates and real estate tax rates, and higher asset management fees, all of which are generally recoverable from our tenants. Same store rental expenses and real estate taxes increased by approximately $0.9 million, or 9%, for the three months ended June 30, 2007 as compared to the same period in 2006, primarily as a result of increased insurance rates, higher real estate tax rates, and higher asset management fees, all of which are generally recoverable from our tenants. Additionally, expenses that are generally not recoverable from our tenants also increased.

Other Income

Other income increased by approximately $5.7 million for the three months ended June 30, 2007 as compared to the same period in 2006, primarily as a result of approximately $5.1 million more gain related to dispositions of real estate interests during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. During the three months ended June 30, 2007, we disposed of three operating properties comprised of approximately 905,000 square feet located in three markets, which were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $46.5 million. Additionally, upon settlement of the $275.0 million forward-starting swap (see additional discussion in Note 4 to the consolidated financial statements), we recorded a realized gain of approximately $1.8 million, offset by approximately $0.3 million in interest income and other for the three months ended June 30, 2007.

Other Expenses

Real estate related depreciation and amortization increased by approximately $2.0 million for the three months ended June 30, 2007 as compared to the same period in 2006, primarily due to the increase in our operating properties due to acquisitions. The increase in general and administrative expenses of $4.4 million and the decrease in asset management fees of $4.3 million are primarily attributable to the internalization of our management in October 2006. The increase in interest expense of approximately $0.6 million is primarily attributable to slightly higher average outstanding debt balances during the three months ended June 30, 2007 compared to the same period in 2006.

Minority Interest

Minority interest in our operating partnership increased from approximately 3% as of June 30, 2006 to approximately 15% as of June 30, 2007, primarily due to issuance of units in our operating partnership, or OP Units, in relation to our Internalization during October 2006, and to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 for additional information).

Comparison of the six months ended June 30, 2007 compared to the six months ended June 30, 2006

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the six months ended June 30, 2007 totaled 246 buildings comprised of approximately 36.9 million square feet. A discussion of these changes follows the table (in thousands).

	Six Months Ended June 30,
	2007	2006	$ Change
Rental Revenues
Same store	$84,020	$82,190	$1,830
2006/2007 acquisitions and dispositions	43,094	11,614	31,480
Development and redevelopment	534	313	221
Held for contribution	335	—	335

Total rental revenues	127,983	94,117	33,866

Rental Expenses and Real Estate Taxes
Same store	20,415	19,053	1,362
2006/2007 acquisitions and dispositions	11,286	2,034	9,252
Development and redevelopment	314	79	235
Held for contribution	77	—	77

Total rental expenses and real estate taxes	32,092	21,166	10,926

Property Net Operating Income (1)
Same store	63,605	63,137	468
2006/2007 acquisitions and dispositions	31,808	9,580	22,228
Development and redevelopment	220	234	(14)
Held for contribution	258	—	258

Total property net operating income	95,891	72,951	22,940

Other Income
Institutional capital management and other fees	1,318	178	1,140
Gain on disposition of real estate assets	4,292	3,967	325
Gain on dispositions of non-depreciated real estate	12,725	4,065	8,660
Equity in income (losses) of unconsolidated joint ventures, net	43	(182)	225
Interest income and other	3,139	4,522	(1,383)

Total other income	21,517	12,550	8,967

Other Expenses
Real estate related depreciation and amortization	57,157	49,592	7,565
General and administrative expenses	9,733	1,942	7,791
Asset management fees, related party	—	7,815	(7,815)
Income taxes	984	240	744
Interest expense	32,071	26,157	5,914

Total other expenses	99,945	85,746	14,199
Minority interests	(2,479)	294	(2,773)
Income from discontinued operations	8,208	260	7,948

Net income (loss)	$23,192	$309	$22,883

(1)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the six months ended June 30, 2007 and 2006 to our reported net income from continuing operations for the six months ended June 30, 2007 and 2006, see page 30 above.

Rental Revenues

Rental revenues increased by approximately $33.9 million, or 36%, for the six months ended June 30, 2007 compared to the same period in 2006, primarily as a result of the net increase in operating properties due to acquisitions. In particular, on June 9, 2006, we purchased a portfolio of 78 buildings comprised of approximately 7.9 million square feet located in eight markets, as well as a land parcel comprising 9.2 acres located in the Orlando market (collectively referred to as the Cal TIA Portfolio). Upon acquisition, this portfolio was 92.2% leased and occupied and its operations were only included in our consolidated operations from the acquisition date forward. Additionally, tenant recovery income increased by $9.0 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to the increased number of operating properties. Same store rental revenues increased by approximately $1.8 million, or 2.2%, for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to increased base rent per square foot offset by slightly lower average occupancy.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $10.9 million, or 52%, for the six months ended June 30, 2007 compared to the same period in 2006, primarily as a result of the increased number of operating properties, as well as higher insurance costs, increased maintenance costs due to winter weather, and higher asset management fees, all of which are generally recoverable from our tenants. Same store rental expenses and real estate taxes increased by approximately $1.4 million, or 7.1%, for the six months ended June 30, 2007 as compared to the same period in 2006, primarily related to higher insurance costs, increased maintenance costs due to winter weather, and higher asset management fees, all of which are generally recoverable from our tenants. Additionally, expenses that are generally not recoverable from our tenants also increased.

Other Income

Other income increased by approximately $9.0 million for the six months ended June 30, 2007 as compared to the same period in 2006, primarily as a result of approximately $9.0 million more gain related to dispositions of real estate interests and increased institutional capital management and other fees of $1.1 million, offset by a decrease in interest income of $1.4 million due to lower average cash balances. During the six months ended June 30, 2007, we disposed of nine operating properties comprised of approximately 2.8 million square feet located in eight markets. Additionally, upon settlement of the $275.0 million forward-starting swap (see additional discussion in Note 4 to the consolidated financial statements), we recorded a realized gain of approximately $1.8 million, offset by approximately $0.3 million in interest income and other for the six months ended June 30, 2007.

Other Expenses

Real estate related depreciation and amortization increased by approximately $7.6 million for the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to the increase in our operating properties due to acquisitions. The increase in general and administrative expenses of $7.8 million and the decrease in asset management fees of $7.8 million are primarily attributable to the internalization of our management in October 2006. The increase in interest expense of approximately $5.9 million is primarily attributable to higher average outstanding debt balances during the six months ended June 30, 2007 compared to the same period in 2006.

Income from Discontinued Operations

Income from discontinued operations increased primarily due to the gain on sale of three properties that we sold to unrelated third parties during the six months ended June 30, 2007, resulting in $9.6 million more gain as no properties were sold during the six months ended June 30, 2006.

Minority Interest

Minority interest in our operating partnership increased from approximately 3% as of June 30, 2006 to approximately 15% as of June 30, 2007, primarily due to issuance of OP Units in relation to our Internalization during October 2006, and to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 for additional information).

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for acquisitions and potential capital requirements for expansions and renovation of properties, developments, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including asset contributions and dispositions;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Current cash balances; and

•	Capital from our institutional capital management program.

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

Cash Flows

During the six months ended June 30, 2007 and 2006, our cash provided by operating activities increased $14.7 million, primarily related to increased operating income from our consolidated operating properties offset by increased interest expense related to higher average outstanding indebtedness during the six months ended June 30, 2007. During the six months ended June 30, 2007 our cash provided by investing activities was approximately $43.0 million and during the six months ended June 30, 2006, our cash used by investing activities was approximately $848.2 million. We acquired $810.6 million less in real estate during the six months ended June 30, 2007 than during the same period in 2006. Additionally, we completed the sale or contribution of 12 operating properties compared to six properties during the six months ended June 30, 2006, which resulted in an increase of approximately $81.1 million in proceeds from dispositions of real estate investments. Finally, our capital expenditures were $17.3 million less during the six months ended June 30, 2007 compared to the same period in 2006 due to fewer construction projects completed during the six months ended June 30, 2007, and the completion of several large projects started in late 2005 during the six months ended 2006. During the six months ended June 30, 2007, our cash used by financing activities was approximately $85.1 million and during the six months ended June 30, 2006, our cash provided in financing activities was approximately $748.3 million. During the six months ended June 30, 2007, we received no proceeds for the sale of our common stock or debt issuances, however during the same period in 2006, we received $154.5 million and $425.0 million, respectively, in such proceeds. Additionally, our cash distributions to our equityholders increased by $42.8 million for the six months ended June 30, 2007 compared to the same period in 2006 related to the increase in common stock and OP Units outstanding as of June 30, 2007.

During the six months ended June 30, 2007, we paid distributions of $62.7 million, which were satisfied through our existing cash balances. During the six months ended June 30, 2006, payment of distributions of approximately $44.0 million were satisfied through the issuance of $24.1 million in common stock pursuant to our previous distribution reinvestment plan and $19.9 million of existing cash balances.

Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests, or TIC Interests, in our properties to accredited investors in a private placement exempt from registration under the Securities Act. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. The TIC Interests are 100% leased by our operating partnership pursuant to master leases and such leases contain purchase options whereby our operating partnership has the right, but not the obligation, to acquire the TIC Interests from the investors at a later point in time in exchange for OP Units under Section 721 of the Code.

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

During the three and six months ended June 30, 2007, we incurred approximately $1.5 million and $3.6 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. We incurred approximately $3.5 million and $6.3 million, respectively, during the same periods of 2006. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as interest expense in the accompanying consolidated financial statements. Included in interest expense was approximately $1.3 million and $3.2 million for the three and six months ended June 30, 2007, respectively, of interest expense related to the financing obligation. Included in interest expense was approximately $2.9 million and $5.0 million, respectively, during the same periods of 2006. The various lease agreements in place as of June 30, 2007 contain expiration dates ranging from March 2021 to August 2021.

The following table sets forth the five-year, future minimum rental payments due to third parties under the various lease agreements (in thousands):

Year Ending December 31,	Future Minimum Rental Payments
Remainder of 2007	$3,628
2008	7,458
2009	7,458
2010	7,545
2011	7,630
Thereafter	71,195

Total	$104,914

During the six months ended June 30, 2007, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in 14 industrial properties located in Tennessee and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 6.8 million OP Units valued at approximately $76.9 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed $14.9 million of a secured note with an interest rate of 5.0% that was previously reflected in financing obligations. In connection with unexpired call options, we anticipate issuing between eight and nine million OP Units, depending on the average price of our common stock.

Institutional Capital Management

TRT-DCT Industrial Joint Venture I and II

We have entered into a strategic relationship with Dividend Capital Total Realty Trust, or DCTRT, whereby we have entered into two joint ventures with DCTRT and/or its affiliates to serve as the exclusive vehicles through which DCTRT will acquire industrial real estate assets in certain major markets in which we currently operate until the end of 2008. The exclusivity provisions remain in effect so long as we introduce a certain minimum amount of potential acquisition opportunities within a specified time frame for each joint venture.

Debt Service Requirements

As of June 30, 2007, we had total outstanding debt, excluding premiums and financing obligations related to our operating partnership’s private placement, of approximately $1.1 billion consisting primarily of unsecured notes and secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service. During the three and six months ended June 30, 2007 our debt service, including principal and interest, totaled $16.9 million and $36.1 million, respectively. Debt service, including principal and interest for the same periods of 2006, totaled $13.2 million and $24.1 million, respectively.

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales, or Nexxus, an unrelated third party, to acquire six newly constructed buildings comprised of approximately 859,000 square feet. The six buildings will be located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligate us to acquire each of the six facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Timing on the closings under the purchase obligations depends on leasing at each building. Our aggregate purchase price for the six facilities is no less than $33.8 million and increases as buildings are leased prior to closing. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with six separate letters of credit aggregating $33.8 million to secure our future performance under the forward purchase commitments, all subject to a variety of construction and site-related conditions. Construction of all six buildings commenced during the six months ended June 30, 2007, and is estimated to be completed during the third quarter of 2007. Closing on the individual buildings is expected to occur in 2007 and 2008.

Deltapoint

In March 2005, a wholly-owned subsidiary of our operating partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unrelated third-party developer, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC, or Deltapoint, a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to Deltapoint’s operating agreement, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return, and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our operating partnership entered into a forward purchase commitment agreement whereby we were obligated to acquire the distribution facility from Deltapoint upon the earlier to occur of (i) stabilization of the project, and (ii) May 2007, at a purchase price, mostly dependent upon leasing, based on the originally budgeted development costs of approximately $26 million. Construction of the facility was completed early in 2006 and we acquired the building 47% occupied on June 29, 2007. The land acquisition is estimated to close during the third quarter of 2007.

Distributions

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. We currently pay an annualized distribution rate of $0.64 per share or OP unit. We believe this level to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions and dispositions, projected levels of additional capital to be raised, debt to be incurred in the future and our anticipated results of operations.

During the three and six months ended June 30, 2007, our board of directors declared distributions to stockholders totaling approximately $31.9 million and $63.8 million, respectively, including distributions to OP unitholders. During the same periods of 2006, our board of directors declared distributions to stockholders totaling approximately $24.4 million and $47.7 million, respectively, including distributions to OP unitholders. During the six months ended June 30, 2007, we paid distributions of $30.8 million on January 8, 2007, for distributions declared in the fourth quarter of 2006, and $31.9 million on April 19, 2007, for distributions declared in the first quarter of 2007, funded with existing cash balances.

Outstanding Indebtedness

Our outstanding indebtedness consists of secured mortgage debt, unsecured notes and an unsecured revolving credit facility. As of June 30, 2007, outstanding indebtedness, excluding $64.6 million representing our proportionate share of debt associated with unconsolidated joint ventures, totaled approximately $1.1 billion. As of December 31, 2006, outstanding indebtedness also totaled approximately $1.1 billion. As of June 30, 2007, the total historical cost of all our consolidated properties was approximately $2.9 billion and the total historical cost of all properties securing our fixed rate mortgage debt was approximately $1.3 billion. As of December 31, 2006, the total historical cost of our properties, including properties held for sale, was approximately $2.9 billion and the total historical cost of properties securing our fixed rate mortgage debt was approximately $1.3 billion. Our debt has various covenants and we were in compliance with all of these covenants as of June 30, 2007 and December 31, 2006.

Line of Credit

In December 2006, we amended our senior unsecured revolving credit facility with a syndicated group of banks, increasing the total capacity from $250.0 million to $300.0 million and extending the maturity date from December 2008 to December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, fixed charge coverage and secured indebtedness. As of June 30, 2007 and December 31, 2006, we were in compliance with all of these covenants. As of June 30, 2007 and December 31, 2006, $27.0 million and $34.3 million, respectively, was outstanding under this facility.

Debt Issuances

There were no new debt issuances during the six months ended June 30, 2007. In June 2006, we issued, on a private basis, $275.0 million of senior unsecured notes requiring monthly interest-only payments at a variable interest rate of LIBOR plus 0.73% which mature in June 2008. In conjunction with this transaction, we entered into a $275.0 million swap to mitigate the effect of potential changes in LIBOR. This swap expired in February 2007. See Note 4 to our consolidated financial statements for additional information regarding our hedging transactions. In April 2006, we issued, on a private basis, $50.0 million of senior unsecured notes with a fixed interest rate of 5.53% which mature in April 2011, and $50.0 million of senior unsecured notes with a fixed interest rate of 5.77% which mature in April 2016. The notes require quarterly interest-only payments until maturity at which time a lump sum payment is due. In January 2006, we issued, on a private basis, $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014. The proceeds from these note issuances were primarily used to fund acquisitions of properties.

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of June 30, 2007 (amounts in thousands).

Year Ending December 31,	Senior Unsecured Notes	Mortgage Notes	Line of Credit	Total
Remainder of 2007	$—	$4,159	$—	$4,159
2008	275,000	69,926	—	344,926
2009	—	7,441	—	7,441
2010	—	57,871	27,000	84,871
2011	50,000	233,306	—	283,306
2012	—	172,313	—	172,313
Thereafter	100,000	92,269	—	192,269

Total	$425,000	$637,285	$27,000	$1,089,285

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our indebtedness will not exceed 60% of our total market capitalization at the time of incurrence. Our total market capitalization is defined as the sum of the market value of our outstanding shares of common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of restricted stock that we will issue to certain of our officers under our long-term incentive plan, plus the aggregate value of OP Units not owned by us, plus the book value of our total consolidated indebtedness and our pro rata share of debt related to unconsolidated joint ventures. Since this ratio is based, in part, upon market values of equity, it will fluctuate with changes in the price of our shares of common stock; however, we believe that this ratio provides an appropriate indication of leverage for a company whose assets are primarily real estate. As of June 30, 2007, our debt to total market capitalization ratio was 35.2%. Our charter and our bylaws do not limit the amount or percentage of indebtedness that we may incur. We are, however, subject to certain leverage limitations pursuant to the restrictive covenants of our outstanding indebtedness. For example, under our senior unsecured revolving credit facility, we have agreed that we will not permit our total indebtedness to be more than 60% of our total asset value and our total secured indebtedness to be more than 40% of our total asset value. Our board of directors may from time to time modify our debt policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.

Off-Balance Sheet Arrangements

As of June 30, 2007 and December 31, 2006, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. In addition to operating leases, we have $33.8 million of outstanding letters of credit and we own interests in unconsolidated joint ventures. Based on the provisions of certain joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes (for additional information, see Note 1 to our consolidated financial statements). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except for during the three months ended June 30, 2007, a wholly owned, consolidated subsidiary issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Industrial Joint Venture I. The note is guaranteed by us until all related obligations are satisfied. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is generally limited to the carrying amounts of our investments in the unconsolidated joint ventures, which were $56.5 million and $42.3 million as of June 30, 2007 and December 31, 2006, respectively. We have, however, made certain non-recourse guarantees (referred to as standard non-recourse carve outs) with respect to certain debt issuances by these joint ventures, which, under certain limited circumstances, may become full-recourse guarantees.

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

The following table presents the calculation of our FFO reconciled from net income for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss) attributable to common shares	$7,837	$(1,646)	$23,192	$309
Adjustments:
Real estate related depreciation and amortization	28,389	27,617	57,172	52,109
Equity in (income) losses of unconsolidated joint ventures, net	31	129	(43)	182
Equity in FFO of unconsolidated joint ventures	415	93	811	150
Gain on disposition of real estate interests	(9,132)	(4,044)	(17,017)	(8,032)
Gain on disposition of real estate interests related to discontinued operations	—	—	(9,561)	—
Gain on dispositions of non-depreciated real estate	9,014	4,065	12,725	4,065
Minority interest in the operating partnership’s share of the above adjustments	(4,397)	(795)	(6,602)	(1,942)

Funds from operations attributable to common shares – basic	32,157	25,419	60,677	46,841
FFO attributable to dilutive OP Units	5,774	523	10,571	805

Funds from operations attributable to common shares – diluted	$37,931	$25,942	$71,248	$47,646

Basic FFO per common share	$0.19	$0.17	$0.36	$0.32
Diluted FFO per common share	$0.19	$0.17	$0.36	$0.32

Weighted average common shares outstanding:
Basic	168,355	150,053	168,355	147,812
Dilutive OP Units	30,348	3,088	29,356	2,503

Diluted	198,703	153,141	197,711	150,315

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the six months ended June 30, 2007 and 2006, such derivatives were in place to hedge the variable cash flows associated with forecasted issuances of debt, which are expected to occur during the period from 2007 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of June 30, 2007, derivatives with a fair value of $5.2 million were included in other assets, net, and as of December 31, 2006, derivatives with a negative fair value of $9.3 million were included in other liabilities. For the three and six months ended June 30, 2007, $0.3 million loss for both periods was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. There was no ineffectiveness recorded during the three and six months ended June 30, 2006. The assets associated with these derivatives would decrease approximately $6.7 million if the market interest rate of the referenced swap index were to decrease 10% (or 58 basis points) based upon the prevailing market rate as of June 30, 2007.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2007, we had approximately $327.2 million of variable rate debt outstanding. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10% (or 61 basis points), our interest expense for the six months ended June 30, 2007 would have increased by approximately $0.9 million.

As of June 30, 2007, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2007, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2007, we held our annual meeting of stockholders (the “2007 annual meeting”). Nine directors were nominated by our board of directors for election by the stockholders at the 2007 annual meeting, each to hold office until the next annual stockholders meeting. A plurality of the shares voted at this meeting approved the election of all nine nominees as described in the table below.

	Votes
	FOR	WITHHELD
Thomas G. Wattles	129,911,282	11,500,549
Philip L Hawkins	130,302,814	11,109,017
Phillip R. Altinger	130,312,978	11,098,853
Thomas F. August	130,321,389	11,090,442
John S. Gates, Jr.	129,836,198	11,575,633
Tripp H. Hardin	130,324,620	11,087,211
James R. Mulvihill	130,321,501	11,090,330
John C. O’Keeffe	130,333,394	11,078,437
Bruce L. Warwick	130,328,180	11,083,651

One other proposal was considered by our stockholders at the 2007 annual meeting:

▪	The Accountant Proposal: the ratification of our selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007;

This proposal was approved by our stockholders at the 2007 annual meeting with the final vote count as follows:

	Votes
Proposal	FOR	AGAINST	ABSTAIN
Accountant	140,776,414	167,872	467,545

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a.	Exhibits

+10.1	DCT Industrial Trust Inc. Amended and Restated 2006 Long-Term Incentive Plan
10.2	Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP (incorporated by reference to Exhibit 99.2 to the registration Statement on Form S-3, Commission File No. 333-145253)
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 14, 2007	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: August 14, 2007	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

+10.1	DCT Industrial Trust Inc. Amended and Restated 2006 Long-Term Incentive Plan
10.2	Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP (incorporated by reference to Exhibit 99.2 to the registration Statement on Form S-3, Commission File No. 333-145253)
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.