Form 10-Q
period 2007-09-30
DCT Industrial Trust Inc.
filed 2007-11-09
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 168,429,204 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

i

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Land	$502,871	$513,143
Buildings and improvements	2,083,661	2,120,821
Intangible lease assets	181,342	198,222
Construction in progress	25,244	32,702

Total Investment in Properties	2,793,118	2,864,888
Less accumulated depreciation and amortization	(281,185)	(199,574)

Net Investment in Properties	2,511,933	2,665,314
Investments in and advances to unconsolidated joint ventures	67,177	42,336

Net Investment in Real Estate	2,579,110	2,707,650
Cash and cash equivalents	56,137	23,310
Notes receivable	25,207	9,205
Deferred loan costs, net	5,160	6,175
Deferred loan costs – financing obligations, net	5,314	16,467
Straight-line rent and other receivables	22,727	17,137
Other assets, net	22,476	27,637
Assets held for sale	16,287	41,895

Total Assets	$2,732,418	$2,849,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$31,296	$27,341
Distributions payable	32,394	30,777
Tenant prepaids and security deposits	13,705	12,329
Other liabilities	3,717	14,135
Intangible lease liability, net	12,948	17,595
Lines of credit	—	34,278
Senior unsecured notes	425,000	425,000
Mortgage notes	646,703	641,081
Financing obligations	57,433	191,787
Liabilities related to assets held for sale	140	276

Total Liabilities	1,223,336	1,394,599

Minority interests	317,352	225,920
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 168,354,596 shares issued and outstanding as of September 30, 2007 and December 31, 2006	1,684	1,684
Additional paid-in capital	1,594,551	1,595,808
Distributions in excess of earnings	(403,995)	(357,076)
Accumulated other comprehensive loss	(510)	(11,459)

Total Stockholders’ Equity	1,191,730	1,228,957

Total Liabilities and Stockholders’ Equity	$2,732,418	$2,849,476

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Rental revenues	$63,627	$60,908	$191,610	$155,025
Institutional capital management and other fees	417	220	1,735	398

Total Revenues	64,044	61,128	193,345	155,423

OPERATING EXPENSES:
Rental expenses	7,086	7,033	22,410	15,704
Real estate taxes	8,294	7,829	25,062	20,324
Real estate related depreciation and amortization	29,761	29,536	86,918	79,128
General and administrative	5,102	1,399	14,835	3,341
Asset management fees, related party	—	5,092	—	12,907

Total Operating Expenses	50,243	50,889	149,225	131,404

Operating Income	13,801	10,239	44,120	24,019
OTHER INCOME AND EXPENSE:
Equity in income (losses) of unconsolidated joint ventures, net	56	(72)	99	(254)
Interest expense	(14,716)	(20,489)	(46,787)	(46,646)
Interest income and other	839	476	3,978	4,998
Income taxes	(294)	(358)	(1,278)	(598)

Income (Loss) Before Minority Interests	(314)	(10,204)	132	(18,481)
Minority interests	80	284	132	711

Income (Loss) From Continuing Operations	(234)	(9,920)	264	(17,770)
Income (loss) from discontinued operations	(226)	224	7,982	484

Income (Loss) Before Gain (Loss) On Disposition Of Real Estate Interests	(460)	(9,696)	8,246	(17,286)
Gain (loss) on dispositions of real estate interests, net of minority interest	11,709	(469)	26,195	7,430

NET INCOME (LOSS)	$11,249	$(10,165)	$34,441	$(9,856)

INCOME PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$(0.00)	$(0.07)	$0.00	$(0.12)
Income (loss) from discontinued operations	(0.00)	0.00	0.05	0.00
Gain (loss) on dispositions of real estate interests, net of minority interest	0.07	(0.00)	0.15	0.05

Net Income (Loss)	$0.07	$(0.07)	$0.20	$(0.07)

INCOME PER COMMON SHARE – DILUTED:
Income (Loss) From Continuing Operations	$(0.00)	$(0.07)	$0.00	$(0.12)
Income (loss) from discontinued operations	(0.00)	0.00	0.05	0.00
Gain (loss) on dispositions of real estate interests, net of minority interest	0.07	(0.00)	0.15	0.05

Net Income (Loss)	$0.07	$(0.07)	$0.20	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	168,355	150,725	168,355	148,731

Diluted	201,956	150,725	199,135	148,731

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

And Other Comprehensive Loss

For the Nine Months Ended September 30, 2007

(unaudited, in thousands)

			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2006	168,355	$1,684	$1,595,808	$(357,076)	$(11,459)	$1,228,957
Cumulative impact of change in accounting for uncertainty in income taxes (FIN 48 – see Note 1)	—	—	—	(500)	—	(500)
Comprehensive income:
Net income	—	—	—	34,441	—	34,441
Net unrealized gain on cash flow hedging derivatives	—	—	—	—	10,167	10,167
Settled hedges	—	—	—	—	327	327
Amortization of cash flow hedging derivatives	—	—	—	—	455	455

Comprehensive income						45,390

Offering costs related to issuance of common stock	—	—	(1,479)	—	—	(1,479)
Amortization of stock-based compensation	—	—	504	—	—	504
Premium related to redemptions of OP Units	—	—	(282)	—	—	(282)
Distributions on common stock	—	—	—	(80,860)	—	(80,860)

Balance at September 30, 2007	168,355	$1,684	$1,594,551	$(403,995)	$(510)	$1,191,730

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$34,441	$(9,856)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	6,068	(588)
Real estate related depreciation and amortization	86,933	82,764
Gain on disposition of real estate interests	(27,828)	(3,476)
Gain on dispositions of non-depreciated real estate	(12,737)	(4,074)
(Gain) loss on hedging activities	(1,458)	11
Distributions of earnings from unconsolidated joint ventures	904	251
Equity in income of unconsolidated joint ventures, net, and other	(2,493)	(4,983)
Changes in operating assets and liabilities:
Other receivables and other assets	(2,372)	1,144
Accounts payable, accrued expenses and other liabilities	5,670	15,727

Net cash provided by operating activities	87,128	76,920

INVESTING ACTIVITIES:
Real estate acquisitions	(157,239)	(957,734)
Capital expenditures	(36,511)	(63,959)
Decrease in deferred acquisition costs and deposits	8,188	(4,531)
Proceeds from dispositions of real estate investments	333,596	116,050
Investments in unconsolidated joint ventures	(75,999)	(15,678)
Distributions from investments in unconsolidated joint ventures	39,552	—
Originations of notes receivable	(16,042)	(650)
Other investing activities	(315)	1,046

Net cash provided by (used in) investing activities	95,230	(925,456)

FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	(34,278)	164,996
Proceeds from unsecured notes	—	425,000
Principal payments on mortgage notes	(10,424)	(5,064)
Proceeds from financing obligations	—	121,322
Principal payments on financing obligations	(5,971)	(6,136)
Increase in deferred loan costs	(137)	(502)
Increase in deferred loan costs – financing obligation	—	(12,198)
Proceeds from sale of common stock	—	153,411
Offering costs for issuance of common stock and OP Units	(2,901)	(9,220)
Redemption of common stock	—	(16,802)
Redemption of OP Units	(2,840)	—
Proceeds from settlement of cash flow hedging derivative	1,544	—
Distributions to common stockholders	(80,845)	(39,101)
Distributions to minority interests	(13,880)	(2,581)
Contributions from minority interests	201	—

Net cash provided by (used in) financing activities	(149,531)	773,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,827	(75,411)
CASH AND CASH EQUIVALENTS, beginning of period	23,310	94,918

CASH AND CASH EQUIVALENTS, end of period	$56,137	$19,507

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$53,236	$43,335
Amount issued in common stock pursuant to the distribution reinvestment plan	$—	$37,720
Debt assumed in connection with purchase of TIC Interests (see Note 5)	$14,886	$—
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 5)	$113,497	$34,926
Assumption of secured debt in connection with real estate acquired	$8,821	$12,369

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

DCT Industrial Trust Inc. is a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States, and is expanding into Mexico. In addition, we manage, and own interests in, industrial properties through our institutional capital management program. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (our “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. As used herein, “DCT Industrial Trust,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of September 30, 2007, we owned interests in, or managed, 426 industrial real estate buildings comprised of approximately 68.5 million square feet. Our portfolio of consolidated operating properties included 371 industrial real estate buildings, which consisted of 217 bulk distribution properties, 111 light industrial properties and 43 service center properties comprised of approximately 52.0 million square feet. Our portfolio of 371 consolidated operating properties was 92.7% occupied as of September 30, 2007. As of September 30, 2007, we also consolidated eight development properties, seven redevelopment properties and one property held for sale. In addition, as of September 30, 2007, we had ownership interests ranging from 10% to 20% in 25 unconsolidated properties in institutional joint ventures, or funds, comprised of approximately 9.4 million square feet, and investments in two unconsolidated operating properties and six unconsolidated development joint venture properties. We managed six properties where we had no ownership interests.

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

Reclassifications

Certain items in the Consolidated Statements of Operations for three and nine months ended September 30, 2006 have been reclassified to conform to 2007 classifications.

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

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS 141, the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues”.

We have certain properties which we have acquired or removed from service with the intention to redevelop the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. Land undergoing activities necessary to prepare it for its intended use prior to significant construction activities is classified as pre-development.

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

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting write off or gain, if necessary, is reflected in the Consolidated Statements of Operations during the period in which such sale or retirement occurs.

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

During the three months ended September 30, 2007, the estimated useful lives of certain buildings were reduced based on facts specific to each building. The reduction in the estimated useful lives resulted in increased depreciation expense and decreased “Income (Loss) From Continuing Operations” and “Net Income (Loss)” of approximately $1.1 million, or $0.01 per share, for the three and nine months ended September 30, 2007.

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

Equity Method Investments

We present investments in unconsolidated joint ventures under the equity method. The equity method is used when we have the ability to exercise significant influence over the operating and financial policies of a joint venture but do not control the joint venture. Under the equity method, these investments (including advances to joint ventures) are initially recorded on our Consolidated Balance Sheets at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in “Investments in and advances to unconsolidated joint ventures” on the accompanying Consolidated Balance Sheets. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in the Consolidated Statements of Cash Flows.

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture in accordance with SFAS No. 66, Accounting for Sales of Real Estate, if the recognition criteria have been met. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain (loss) on dispositions of real estate interests, net of minority interest”. Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in income (losses) of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

Notes Receivable

As of September 30, 2007 and December 31, 2006, we had approximately $25.2 million and $9.2 million in notes receivable outstanding. The interest rates on these notes range from approximately 6% to 10%, and the notes mature on dates ranging from July 2008 to July 2014. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Industrial Joint Venture I. Interest is due monthly on the unpaid balance. For the three and nine months ended September 30, 2007, we recognized interest income from notes receivable of approximately $444,000 and $888,000, respectively. For the same periods of 2006 we recognized approximately $215,000 and $683,000, respectively, in interest income from notes receivable. All costs associated with executing these notes have been capitalized as deferred loan costs and are included in “Deferred loan costs, net” in our Consolidated Balance Sheets. Such costs are amortized as a reduction in interest income over the term of the applicable outstanding notes receivable.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three and nine months ended September 30, 2007, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.7 million and $4.5 million, respectively. The total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, during the same periods in 2006 was approximately $2.0 million and $5.9 million, respectively.

Tenant recovery income includes payments and amounts due from tenants for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the three and nine months ended September 30, 2007 was $12.5 million and $37.3 million, respectively. For the three and nine months ended September 30, 2006, tenant recovery income recognized as “Rental revenues” was approximately $11.1 million and $26.9 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS 141, and amortized to “Rental revenues” over the life of the related leases. Additionally, the unamortized balances of SFAS 141 assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. For the three months ended September 30, 2007, the total net increase to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was approximately $0.1 million, while the total net decrease to “Rental revenues” for the nine months ended September 30, 2007 was approximately $0.6 million. The total net decrease to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, for the same periods of 2006 was approximately $0.3 million and $1.0 million, respectively.

Early lease termination fees are recorded in “Rental revenues” when such amounts are earned. During the three and nine months ended September 30, 2007, no revenues associated with early lease termination fees were recorded. During the three and nine months ended September 30, 2006, revenues associated with early lease termination fees were $0.3 million and $0.7 million, respectively.

We earn revenues from asset management fees, acquisition fees and fees for other services pursuant to joint venture and other agreements. These may include acquisition fees based on the sale or contribution of assets and are included in the Consolidated Statements of Operations in “Institutional capital management and other fees”. We recognize revenues from asset management fees, acquisition fees and fees for other services when the related fees are earned and are realized or realizable.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently evaluating the application of SFAS 159 and its effect on our Consolidated Financial Statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition.

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. The Company believes that its income tax filing positions are well documented and supported. As a result of the implementation of FIN 48, the Company recognized a $0.5 million liability for unrecognized tax benefits, which includes approximately $41,000 for accrued interest and penalties, and was accounted for as an increase to the January 1, 2007 balance of “Distributions in excess of earnings” in our accompanying Consolidated Balance Sheets. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. For the nine months ended September 30, 2007, an additional $15,000 was recognized as accrued interest expense related to the $0.5 million liability for unrecognized tax benefits. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. All years of the Company’s operations remain open for examination.

Note 2 – Real Estate

Our consolidated real estate assets consist of operating properties, operating properties held for contribution, development and redevelopment properties, properties in pre-development and land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Operating properties	$2,588,874	$2,754,076
Properties under redevelopment	49,642	21,518
Operating properties held for contribution	63,041	32,142
Properties under development	67,210	26,289
Properties in pre-development including land held	24,351	30,863

Total Investment in Properties	2,793,118	2,864,888
Less accumulated depreciation and amortization	(281,185)	(199,574)

Net Investment in Properties	$2,511,933	$2,665,314

Acquisition Activity

During the three months ended September 30, 2007, we acquired five properties located in five markets, comprised of approximately 0.9 million square feet for a total cost of approximately $47.0 million, which includes acquisition costs. During the nine months ended September 30, 2007, we acquired 17 properties located in 11 markets, comprised of approximately 3.4 million square feet for a total cost of approximately $154.2 million, which includes acquisition costs. All properties were acquired from unrelated third parties using existing cash balances and short-term borrowings. For all properties acquired and consolidated, the results of operations for such properties are included in our Consolidated Statements of Operations from the dates of acquisition.

Disposition Activity

During the three months ended September 30, 2007, we disposed of six operating properties comprised of approximately 2.8 million square feet located in five markets, which were contributed to an institutional joint venture in which we retain ownership interests for a total contribution value of approximately $138.7 million (see discussion below).

During the nine months ended September 30, 2007, we disposed of 18 operating properties comprised of approximately 5.9 million square feet located in 12 markets. We sold three properties comprised of approximately 266,000 square feet to unrelated third parties for total gross proceeds of approximately $54.4 million, which resulted in a gain of approximately $9.5 million. The remaining 15 properties comprised of approximately 5.6 million square feet were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $290.1 million (see discussion below).

Contributions of Properties to Institutional Capital Management Joint Ventures

TRT-DCT Industrial Joint Venture I

On September 1, 2006, we entered into our first joint venture agreement with Dividend Capital Total Realty Trust Inc., (“DCTRT”), TRT-DCT Industrial Joint Venture I, G.P., (“TRT-DCT Venture I”), pursuant to which we anticipate TRT-DCT Venture I will own up to $208.0 million of industrial properties. As of September 30, 2007, this joint venture owned approximately $144.5 million in real estate assets. This joint venture is funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 10% of the joint venture’s required equity capitalization); and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55.0% and no more than 75.0%. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

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

No properties were contributed to TRT-DCT Venture I during the three months ended September 30, 2007. During the nine months ended September 30, 2007, we contributed four properties to TRT-DCT Venture I comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million. The contribution of the four properties into TRT-DCT Venture I during 2007 resulted in a gain of approximately $12.1 million, of which approximately $10.9 million was recognized in our earnings during the nine months ended September 30, 2007. The remaining gain of approximately $1.2 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets.

TRT-DCT Industrial Joint Venture II

On March 27, 2007, we entered into our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II, G.P., (“TRT-DCT Venture II”), pursuant to which we anticipate TRT-DCT Venture II will own up to $175.0 million of industrial properties. As of September 30, 2007, this joint venture owned approximately $67.8 million of real estate assets. TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I.

No properties were contributed to TRT-DCT Venture II during the three months ended September 30, 2007. During the nine months ended September 30, 2007, we contributed five properties to TRT-DCT Venture II comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $67.2 million. The contribution of the five properties into TRT-DCT Venture II resulted in a total gain of approximately $6.7 million, of which approximately $6.0 million was recognized in our earnings during the nine months ended September 30, 2007. The remaining gain of approximately $0.7 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets.

DCT/SPF Industrial Operating LLC

On August 30, 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”). As of September 30, 2007, this joint venture owned approximately $140.0 million of real estate assets. This joint venture is funded with an equity contribution from JP Morgan to the joint venture (approximately 80% of the joint venture’s equity capitalization) and an equity contribution from us to the joint venture (approximately 20% of the joint venture’s equity capitalization). Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

During the three and nine months ended September 30, 2007, we contributed six properties to the JP Morgan Venture comprised of approximately 2.8 million square feet with a combined gross contribution value of approximately $138.7 million. The contribution of the six properties into JP Morgan Venture resulted in a total gain of approximately $17.6 million, of which approximately $14.0 million was recognized in our earnings during the three and nine months ended September 30, 2007. The remaining gain of approximately $3.6 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets.

Discontinued Operations

As of September 30, 2007, we determined that the potential sale of one property to a third party was considered probable and classified that property as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The property, as well as three properties sold during the nine months ended September 30, 2007, and seven properties sold during the year ended December 31, 2006 to third parties, were classified as discontinued operations. See Note 11 for additional information.

Intangible Assets

Aggregate net amortization of intangible assets recognized pursuant to SFAS 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents) was approximately $7.3 million and $22.9 million for the three and nine months ended September 30, 2007, respectively, and $8.7 million and $23.5 million for the same periods in 2006, respectively. Our intangible assets and liabilities included the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$154,601	$(74,603)	$79,998	$170,129	$(54,605)	$115,524
Above market rent	26,741	(14,687)	12,054	28,093	(10,996)	17,097
Below market rent	(22,608)	9,660	(12,948)	(24,197)	6,602	(17,595)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net increase (decrease) to “Rental revenues” due to the amortization of above and below market rents for the next 5 years (in thousands):

For the years ending December 31,	Estimated Net Amortization of Intangible Lease Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Amortization of Above and Below Market Rents
Remainder of 2007	$6,633	$(1)
2008	22,998	94
2009	14,937	298
2010	9,358	460
2011	6,096	(160)

Total	$60,022	$691

Note 3 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and establishing funds or other commingled investment vehicles with institutional partners. The following describes our net equity investment in unconsolidated joint ventures as of September 30, 2007 and December 31, 2006:

Unconsolidated Joint Ventures	DCT Ownership Percentage as of September 30, 2007	Number of Buildings	Net Equity Investment as of
			September 30, 2007	December 31, 2006
			(in thousands)
Institutional Funds:
DCT Fund I LLC	20%	6	$2,785	$3,426
TRT-DCT Venture I	10%	8	2,572	5,704
TRT-DCT Venture II	12.5%	5	1,753	—
DCT/SPF Industrial Operating LLC	20%	6	23,826	—
Developments:
SouthCreek IV Distribution Facility (2)	100%	—	—	6,280
Panattoni Investments	0.5%	3	251	251
Sycamore Canyon	90%	2	5,015	4,109
Stirling Capital Investments (SCLA) (1)	50%	5	27,500	19,246
Logistics Way	95%	1	3,475	3,320

Total		36	$67,177	$42,336

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

(2)

During the three months ended September 30, 2007, we acquired the remaining interest in the SouthCreek IV Distribution Facility development joint venture, and consolidated one building comprised of approximately 557,000 square feet.

Note 4 – Hedging Activities

During June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate the effect on cash outflows attributable to changes in LIBOR related to $275.0 million variable rate, unsecured notes maturing in June 2008 issued in June 2006. This swap expired in February 2007. Concurrent with the $275.0 million note issuance, we also entered into a forward-starting swap to hedge our exposure to variability in the cash outflows of a future fixed rate debt issuance due to fluctuations in the USD-LIBOR swap rate. On June 13, 2007, this swap was settled. In total, we received net cash proceeds of approximately $1.5 million related to this instrument. Both of these forward-starting interest rate swaps were designated as cash flow hedges.

Net unrealized losses of approximately $4.0 million and net unrealized gains of approximately $10.2 million were recorded during the three and nine months ended September 30, 2007, respectively, and net unrealized losses of approximately $15.4 million and $9.4 million were recorded during the three and nine months ended September 30, 2006, respectively, to “Accumulated other comprehensive loss” as a result of the change in fair value of outstanding hedges. Upon settlement of the swap on June 13, 2007 (discussed above), we recorded a realized gain of approximately $1.8 million, offset by approximately $0.3 million related to the ineffectiveness due to the change in estimated timing of the anticipated debt issuance of the $275.0 million forward-starting swap. Gains and losses resulting from hedging ineffectiveness and hedge settlements are recorded as increases and decreases, respectively, to “Interest income and other” in our accompanying Consolidated Statements of Operations.

As of September 30, 2007 and December 31, 2006, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $0.5 million and $11.5 million, respectively. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $0.6 million will be amortized from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 5 – Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, and, as of September 30, 2007, the historical cost of those properties included in our operating partnership’s private placement was $71.6 million. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

During the three and nine months ended September 30, 2006, we raised approximately $22.9 million and $121.3 million, respectively, from the sale of TIC Interests in certain of our properties. The amount of gross proceeds associated with the sales of TIC Interests are recorded in “Financing obligations” in the accompanying Consolidated Balance Sheets pursuant to SFAS No. 98 Accounting for Leases (“SFAS No. 98”). We have leased back the portion of the building sold to the unrelated third-party investors and, in accordance with SFAS No. 98, a portion of the rental payments made to such investors under the lease agreements are recognized as “Interest expense” using the interest method.

During the three and nine months ended September 30, 2007, we incurred approximately $1.0 million and $4.6 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. During the same periods of 2006, we incurred approximately $3.8 million and $10.1 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in the accompanying Consolidated Financial Statements. Included in “Interest expense” was approximately $0.8 million and $4.0 million for the three and nine months ended September 30, 2007, respectively, and $3.2 million and $8.2 million for the same periods in 2006, respectively, of interest expense related to the financing obligation. The various lease agreements in place as of September 30, 2007 contain expiration dates ranging from May 2021 to August 2021.

Prior to October 10, 2006, our operating partnership paid certain up-front fees and reimbursed certain related expenses to Dividend Capital Advisors LLC (our “Former Advisor”), Dividend Capital Securities LLC (our “Former Dealer Manager”) and Dividend Capital Exchange Facilitators LLC (our “Former Facilitator”), an affiliate of our Former Advisor, for raising capital through our operating partnership’s private placement. Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with the private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance, which equaled 2% of the gross equity proceeds raised through the private placement. In addition, our operating partnership was obligated to pay our Former Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. Our Former Dealer Manager has re-allowed such commissions and a portion of such dealer manager fee to participating broker dealers. Our operating partnership was also obligated to pay a transaction facilitation fee to our Former Facilitator of up to 1.5% of the gross equity proceeds raised through the private placement. We terminated these arrangements with our Former Dealer Manager and our Former Facilitator on October 10, 2006, in connection with the consummation of the acquisition of our Former Advisor (the “Internalization”).

During the three and nine months ended September 30, 2006 our operating partnership incurred up-front fees of approximately $2.3 million and $12.0 million, respectively, payable to our Former Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in “Deferred loan costs – financing obligation, net” in the accompanying Consolidated Balance Sheets and amortized to “Interest expense” over the life of the financing obligation. If our operating partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our operating partnership does not elect to exercise any such purchase option, we will not meet the standards set forth in SFAS No. 98 in order to recognize the sale of such TIC Interests.

During the three months ended September 30, 2007, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in three industrial properties located in Indiana and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 3.6 million OP Units valued at approximately $38.4 million to acquire such TIC Interests. During the nine months ended September 30, 2007, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in 17 industrial properties located in Tennessee, Indiana and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 10.4 million OP Units valued at approximately $115.3 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed $14.9 million of a secured note with an interest rate of 5.0% that was previously reflected in “Financing obligations”.

During the three months ended September 30, 2006, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in two industrial properties located in Georgia and Kentucky. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 1.2 million OP Units valued at approximately $12.5 million to acquire such TIC Interests. During the nine months ended September 30, 2006, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in four properties located in Indiana, Kentucky and Georgia. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 3.3 million OP Units valued at approximately $34.9 million to acquire such TIC Interests.

Note 6 – Minority Interests

Minority interests consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
OP Units:
Net investment	$351,739	$251,094
Distributions	(21,143)	(5,661)
Share of cumulative net loss	(15,014)	(21,227)

Sub-total	315,582	224,206
Cabot non-voting common stock:
Net investment	63	63
Distributions	(4)	(4)
Share of cumulative net loss	(1)	(2)

Sub-total	58	57
Joint venture partner interest:
Net investment	1,859	1,658
Distributions	(1)	(1)
Share of cumulative net loss	(146)	—

Sub-total	1,712	1,657

Total	$317,352	$225,920

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Minority interests share of operations:
Minority interests share of Income (Loss) From Continuing Operations	$80	$284	$132	$711
Minority interests share of (income) loss from discontinued operations	45	(7)	(1,333)	(3)
Minority interests share of (gain) loss on dispositions of real estate interests	(2,336)	13	(4,867)	(120)

Total minority interests share of operations	$(2,211)	$290	$(6,068)	$588

OP Units

At September 30, 2007 and December 31, 2006, we owned approximately 83% and 88%, respectively, of the outstanding equity interests of our operating partnership, with the remaining equity interest in our operating partnership owned by third-party investors and Dividend Capital Advisors Group LLC, our Former Advisor’s parent. Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. As of September 30, 2007 and December 31, 2006, we had issued approximately 18.8 million and 8.6 million OP Units, respectively, to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 for additional information).

Note 7 – Stockholders’ Equity

Common Stock

In December 2006, we completed a listing on the New York Stock Exchange and prior to then, since December 2002, we conducted four prior consecutive public offerings of our common stock on a continuous basis and raised approximately $1.6 billion of net proceeds. On January 23, 2006, we closed the primary offering component of our fourth continuous public offering, but we continued to offer shares pursuant to our former distribution reinvestment plan through our 2006 third quarter distribution. Our former distribution reinvestment plan was terminated on December 23, 2006. During the nine months ended September 30, 2007, there were no shares of common stock issued and, for the nine months ended September 30, 2006, we raised approximately $174.4 million of net proceeds from the sale of our common stock.

As of September 30, 2007, approximately 168.4 million shares of common stock were issued and outstanding. The net proceeds from the sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

Restricted Stock

During the three and nine months ended September 30, 2007, we granted approximately 6,000 shares and 75,000 shares, respectively, of restricted stock to certain officers and employees. The restricted stock was recorded at the fair market value of our common stock on the date of issuance. These shares of restricted common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. These shares of restricted common stock have voting rights and rights to receive dividends.

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

During the three and nine months ended September 30, 2006, our Former Advisor incurred approximately $0.1 million and $1.5 million, respectively, of offering costs and, during the same period, we reimbursed our Former Advisor approximately $0.2 million and $2.0 million, respectively, for such costs, which included unreimbursed costs from prior periods. These costs were considered a cost of raising capital and as such, were included as a reduction of “Additional paid-in capital” on the accompanying Consolidated Balance Sheets when such reimbursement obligations were incurred. We closed the primary offering component of our fourth continuous public offering on January 23, 2006, and as of December 31, 2006, we had reimbursed our Former Advisor for all of the then existing unreimbursed offering costs.

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

As of December 31, 2006, we owed our Former Advisor $213,000 for various fees and reimbursements as described above, which is included in “Accounts payable and accrued expenses” on the accompanying Consolidated Balance Sheets. All liabilities with our Former Advisor were settled as of September 30, 2007.

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

We previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 2.0% of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock to our Former Dealer Manager as compensation for managing such offerings. Our Former Dealer Manager had discretionary authority to re-allow a portion of such fees to broker-dealers who participated in an offering. We also paid up to a 6% sales commission of gross offering proceeds raised pursuant to our prior continuous public offerings of common stock. For the three and nine months ended September 30, 2006, we incurred no such costs and approximately $11.0 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. Such amounts are considered a cost of raising capital and as such were included as a reduction of “Additional paid-in capital” on the accompanying Consolidated Balance Sheets. We terminated this dealer manager agreement on October 10, 2006, in connection with the consummation of the Internalization.

We also previously entered into a dealer manager agreement with our Former Dealer Manager pursuant to which we paid a dealer manager fee of up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement. We also have paid our Former Dealer Manager a sales commission of up to 5.0% of the gross equity proceeds raised through our operating partnership’s private placement. For the three and nine months ended September 30, 2006 we incurred up-front fees of approximately $1.5 million and $7.7 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. Such amounts are included in “Deferred loan costs – financing obligation, net” on the accompanying Consolidated Balance Sheets. We terminated this dealer manager agreement on October 10, 2006 in connection with the consummation of the Internalization.

As of December 31, 2006, we owed our Former Dealer Manager $159,000 for various fees, which is included in “Accounts payable and accrued expenses” on the accompanying Consolidated Balance Sheets. All liabilities with our Former Dealer Manager were settled as of September 30, 2007.

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

We previously entered into an agreement with our Former Facilitator whereby we paid a transaction facilitation fee associated with our operating partnership’s private placement. We paid our Former Facilitator up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement for transaction facilitation. For the three and nine months ended September 30, 2006, we incurred approximately $0.3 million and $1.8 million, respectively, payable to our Former Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our operating partnership’s private placement, were recorded as “Deferred loan costs – financing obligation, net” and amortized over the life of the financing obligation (see Note 5 for additional information).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator
Income (Loss) From Continuing Operations	$(234)	$(9,920)	$264	$(17,770)
Minority interests’ share of net income related to potentially dilutive shares	—	—	—	—

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	$(234)	$(9,920)	$264	$(17,770)

Income (loss) from discontinued operations	$(226)	$224	$7,982	$484
Minority interest’s share of net income related to potentially dilutive shares	—	—	1,428	—

Numerator for diluted earnings per share – adjusted income (loss) from discontinued operations	$(226)	$224	$9,410	$484

Gain (loss) on dispositions of real estate interests, net of minority interest	$11,709	$(469)	$26,195	$7,430
Minority interest’s share of net income related to potentially dilutive shares	2,244	—	4,785	—

Numerator for diluted earnings per share – adjusted gain (loss) from dispositions of real estate interests	$13,953	$(469)	$30,980	$7,430

Adjusted net income (loss) attributable to common stockholders	$13,493	$(10,165)	$40,654	$(9,856)

Denominator
Weighted average common shares outstanding – basic	168,355	150,725	168,355	148,731
Potentially dilutive common shares	33,601	—	30,780	—

Weighted average common shares outstanding – diluted	201,956	150,725	199,135	148,731

Net Income (Loss) per Common Share – Basic
Income (Loss) From Continuing Operations	$(0.00)	$(0.07)	$0.00	$(0.12)
Income (loss) from discontinued operations	(0.00)	0.00	0.05	0.00
Gain (loss) on dispositions of real estate interests, net of minority interest	0.07	(0.00)	0.15	0.05

Net Income (Loss)	$0.07	$(0.07)	$0.20	$(0.07)

Net Income (Loss) per Common Share – Diluted
Income (Loss) From Continuing Operations	$(0.00)	$(0.07)	$0.00	$(0.12)
Income (loss) from discontinued operations	(0.00)	0.00	0.05	0.00
Gain (loss) on dispositions of real estate interests, net of minority interest	0.07	(0.00)	0.15	0.05

Net Income (Loss)	$0.07	$(0.07)	$0.20	$(0.07)

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 1,000 and 9,000 stock options for the three and nine months ended September 30, 2007, because their effect would be anti-dilutive. No anti-dilutive common share equivalents were excluded from the diluted earnings per share for the three and nine months ended September 30, 2006. For purposes of calculating diluted earnings per share in accordance with SFAS No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

Note 10 – Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics to all our other operating properties, which excludes the results from discontinued operations and includes results from properties held for contribution. Our management considers rental revenues and property net operating income aggregated by property type to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation, primarily related to discontinued operations (see Note 11 for additional information). The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three and nine months ended September 30, 2007 and 2006 (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	Rental Revenues		Property NOI (1)		Rental Revenues		Property NOI (1)
	2007	2006	2007	2006	2007	2006	2007	2006
Bulk distribution	$49,493	$48,839	$38,103	$37,659	$151,387	$125,659	$115,953	$98,105
Light industrial and other	14,134	12,069	10,144	8,387	40,223	29,366	28,185	20,892

Total	$63,627	$60,908	$48,247	$46,046	$191,610	$155,025	$144,138	$118,997

(1)

Net operating income (“NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our NOI to our reported “Income (Loss) From Continuing Operations” for the three and nine months ended September 30, 2007 and 2006 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Property NOI	$48,247	$46,046	$144,138	$118,997
Institutional capital management and other fees	417	220	1,735	398
Real estate related depreciation and amortization	(29,761)	(29,536)	(86,918)	(79,128)
General and administrative expenses	(5,102)	(1,399)	(14,835)	(3,341)
Asset management fees, related party	—	(5,092)	—	(12,907)
Equity in income (losses) of unconsolidated joint ventures, net	56	(72)	99	(254)
Interest expense	(14,716)	(20,489)	(46,787)	(46,646)
Interest income and other	839	476	3,978	4,998
Income taxes	(294)	(358)	(1,278)	(598)
Minority interests	80	284	132	711

Income (Loss) From Continuing Operations	$(234)	$(9,920)	$264	$(17,770)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	September 30, 2007	December 31, 2006
Property type segments:
Bulk distribution	$1,905,433	$2,126,898
Light industrial and other	516,595	528,167

Total segment net assets	2,422,028	2,655,065
Development and redevelopment assets	117,577	47,922
Assets held for sale	16,287	41,895
Non-segment assets:
Properties in pre-development including land held	24,351	30,863
Non-segment cash and cash equivalents	37,550	3,361
Other non-segment assets (1)	114,625	70,370

Total Assets	$2,732,418	$2,849,476

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Note 11 – Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended September 30, 2007, no properties were sold to unrelated third parties. During the nine months ended September 30, 2007, we sold three properties in our light industrial and other segment comprised of approximately 266,000 square feet to third parties for a net gain of $9.5 million. During the year ended December 31, 2006, we sold seven properties comprised of approximately 659,000 square feet. These seven properties were sold subsequent to September 30, 2006. For the three and nine months ended September 30, 2007 and 2006, discontinued operations includes the results of operations of these properties prior to the date of sale. No properties were sold to unrelated third parties during the three and nine months ended September 30, 2006. We included all results of these discontinued operations in a separate component of income on the Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations”. This treatment resulted in certain reclassifications of 2007 and 2006 financial statement amounts.

As of September 30, 2007, we had one 500,000 square foot property classified as held for sale. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. For the three and nine months ended September 30, 2007 and 2006, discontinued operations included the results of operations of this property.

The following is a summary of the components of “Income (loss) from discontinued operations” for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental revenues	$—	$2,100	$255	$6,374
Rental expenses and real estate taxes	(213)	(595)	(395)	(1,816)
Real estate related depreciation and amortization	—	(1,119)	(15)	(3,636)

Operating income (loss)	(213)	386	(155)	922
Interest expense, net	—	(155)	(13)	(435)
Income taxes	—	—	(20)	—

Income (loss) before minority interest and gain on dispositions of real estate	(213)	231	(188)	487
Gain (loss) on dispositions of real estate interests	(58)	—	9,503	—
Minority interests	45	(7)	(1,333)	(3)

Income (loss) from discontinued operations	$(226)	$224	$7,982	$484

As of September 30, 2007 and December 31, 2006, the assets related to the properties held for sale and related liabilities were as follows (in thousands):

	September 30, 2007	December 31, 2006
Net investment in properties held for sale	$16,287	$40,785
Other assets held for sale	—	1,110

Total assets held for sale	$16,287	$41,895

Mortgage notes related to assets held for sale	$—	$—
Other liabilities related to assets held for sale	140	276

Liabilities related to assets held for sale	$140	$276

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	natural disasters such as fires, hurricanes and earthquakes;

•	national, international, regional and local economic conditions;

•	the general level of interest rates;

•	energy costs;

•	the terms of governmental regulations that affect us and interpretations of those regulations, including changes in real estate and zoning laws and increases in real property tax rates;

•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, and interest and other commitments;

•	lack of or insufficient amounts of insurance;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	the consequences of future terrorist attacks;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and

•	other risks and uncertainties detailed in Item 1.A of our 2006 Annual Report on Form 10-K.

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

Overview

We are a leading real estate company specializing in the ownership, acquisition, development and management of bulk distribution and light industrial properties located in 24 of the highest volume distribution markets in the United States, and are expanding into Mexico. In addition, we manage and own interests in industrial properties through our institutional capital management program. Our properties primarily consist of high-quality, generic bulk distribution warehouses and light industrial properties leased to corporate tenants. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 83% of the outstanding equity interests of our operating partnership as of September 30, 2007. We acquired our first property in June 2003 and have built a portfolio of 371 consolidated operating properties through September 30, 2007.

Our primary business objectives are to maximize sustainable long-term growth in earnings and Funds From Operations, or FFO, as defined on page 44, and to maximize total return to our stockholders. In our pursuit of these objectives, we will:

•	expand our operations in selected markets, including Mexico, through acquisitions and development opportunities, including through joint ventures;

•	pursue development

•	expand our institutional capital management program;

•	actively manage our existing portfolio to maximize operating cash flows; and

•	sell non-core assets that no longer fit our investment criteria;

In order to achieve these objectives, we have raised capital through common stock issuances, our operating partnership’s private placement (as more fully described below) and issued and assumed debt, while maintaining a conservative leverage ratio. Prior to October 10, 2006, our day-to-day operations were managed by Dividend Capital Advisors LLC, or our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement with our Former Advisor. On October 10, 2006, our operating partnership acquired our Former Advisor in the transaction we refer to as the Internalization. As a result of the Internalization, we became a self-administered and self-advised REIT, as our Former Advisor is now our wholly-owned subsidiary and we no longer incur the cost of the advisory fees and other amounts payable under the advisory agreement.

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing additional high-quality properties in major distribution markets, increasing fee revenues from our institutional capital management program, and generating profits from our development activities. In addition, we may reposition our portfolio by selling certain non-core assets and contributing assets to our joint ventures, funds or other commingled investment vehicles with institutional partners.

Although the national real estate credit market has experienced increased volatility, we believe that long-term demand for high-quality industrial warehouse space in major distribution markets will remain favorable. We expect near-term operating income from our existing properties should increase through rental rate growth on leases that are expiring and through a moderate increase in occupancy rates. Additionally, growth in operating earnings should be derived from development and acquisitions in our target markets and selected new markets, which may be partially offset in the short term by disposing or contributing existing properties. We also believe our focus on our target distribution markets from which companies distribute nationally, regionally and/or locally, mitigates the risk of any individual tenant reconfiguring distribution networks and changing the balance of supply and demand in a market.

Regarding our overhead expenses, while we no longer incur the costs of the various fees and expenses previously paid to our Former Advisor as a result of becoming self-advised, our expenses include the compensation and benefits of our officers and the other employees and consultants, as well as other general expenses, previously paid by our Former Advisor or its affiliates.

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

For the financing of our capital needs, we are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, including increased costs of borrowing, that we anticipate will have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties. Our financing needs will depend largely on our ability to acquire or develop properties as the majority of our cash generated from operations will be used for payment of distributions and to finance other activities. We expect the funding of additional cash needs to come from new borrowings and/or proceeds from the sale or contribution of properties.

Significant Transactions During 2007

Summary of the nine months ended September 30, 2007

During 2007, we expanded our institutional capital management program to include two new joint ventures, and proceeds from contributions of properties into joint ventures provided capital for re-deployment into development projects, acquisitions and expansion into Mexico. We entered the Mexico market with the acquisition of two buildings during the third quarter of 2007. The following further describes certain significant transactions that occurred during the nine months ended September 30, 2007.

•

Acquisition Activity – During the nine months ended September 30, 2007, we acquired 17 operating properties located in 11 markets, comprised of approximately 3.4 million square feet for a total cost of approximately $154.2 million, which includes acquisition costs.

•

Disposition Activity – During the nine months ended September 30, 2007, we disposed of 18 operating properties comprised of approximately 5.9 million square feet located in 12 markets. We sold three properties comprised of approximately 266,000 square feet to unrelated third parties for total gross proceeds of approximately $54.4 million. The remaining 15 properties comprised of approximately 5.6 million square feet were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $290.1 million (see discussion below).

•	Institutional Capital Management

TRT-DCT Industrial Joint Venture I (TRT-DCT Venture I) – During the nine months ended September 30, 2007, we contributed four properties comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million.

TRT-DCT Industrial Joint Venture II (TRT-DCT Venture II) – During the nine months ended September 30, 2007, we contributed five properties comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $67.2 million.

DCT/SPF Industrial Operating LLC (JP Morgan Venture) – During the nine months ended September 30, 2007, we contributed six properties comprised of approximately 2.8 million square feet with a combined gross contribution value of approximately $138.7 million.

•	Major Capital Deployment Activities

Mexico – During the nine months ended September 30, 2007, construction commenced on six buildings comprised of approximately 859,000 square feet located in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico that we have forward commitments to purchase. Construction is expected to be completed during the remainder of 2007 and early 2008, and leasing activities have commenced with one 108,000 square foot building currently leased.

SCLA – During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project for the next 13 years (including extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions.

During the nine months ended September 30, 2007, the SCLA joint venture began construction on four buildings comprised of approximately 926,000 square feet, of which one 408,000 square foot building pre-leased to Newell Rubbermaid was completed during the third quarter of 2007.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three and nine months ended September 30, 2007, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.7 million and $4.5 million, respectively. The total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, during the same periods in 2006 was approximately $2.0 million and $5.9 million, respectively.

Tenant recovery income includes payments and amounts due from tenants for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the three and nine months ended September 30, 2007 was $12.5 million and $37.3 million, respectively. For the three and nine months ended September 30, 2006, tenant recovery income recognized as “Rental revenues” was approximately $11.1 million and $26.9 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS 141, and amortized to “Rental revenues” over the life of the related leases. Additionally, the unamortized balances of SFAS 141 assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. For the three months ended September 30, 2007, the total net increase to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was approximately $0.1 million, while the total net decrease to “Rental revenues” for the nine months ended September 30, 2007 was approximately $0.6 million. The total net decrease to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, for the same periods of 2006 was approximately $0.3 million and $1.0 million, respectively.

Early lease termination fees are recorded in “Rental revenues” when such amounts are earned. During the three and nine months ended September 30, 2007, no revenues associated with early lease termination fees were recorded. During the three and nine months ended September 30, 2006, revenues associated with early lease termination fees were $0.3 million and $0.7 million, respectively.

We earn revenues from asset management fees, acquisition fees and fees for other services pursuant to joint venture and other agreements. These may include acquisition fees based on the sale or contribution of assets and are included in the Consolidated Statements of Operations in “Institutional capital management and other fees”. We recognize revenues from asset management fees, acquisition fees and fees for other services when the related fees are earned and are realized or realizable.

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

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS 141. The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS 141, the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues”.

We have certain properties which we have acquired or removed from service with the intention to redevelop the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. Land undergoing activities necessary to prepare it for its intended use prior to significant construction activities is classified as pre-development.

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

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting write off or gain, if necessary, is reflected in the Consolidated Statements of Operations during the period in which such sale or retirement occurs.

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently in pre-development, being developed or redeveloped until the building is substantially completed and placed into service, not later than one year from cessation of major construction activity. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $1.9 million.

During the three months ended September 30, 2007, the estimated useful lives of certain buildings were reduced based on facts specific to each building. The reduction in the estimated useful lives resulted in increased depreciation expense and decreased “Income (Loss) From Continuing Operations” and “Net Income (Loss)” of approximately $1.1 million, or $0.01 per share, for the three and nine months ended September 30, 2007.

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

Customer Diversification

As of September 30, 2007, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following table reflects our ten largest customers, based on annualized base rent as of September 30, 2007, that occupy approximately 10.5 million square feet in all consolidated and unconsolidated operating properties, and development properties.

Deutsche Post World Net (DHL & Exel)

Technicolor

Whirlpool Corporation

Bridgestone/Firestone

EGL, Inc.

S.C Johnson & Son, Inc.

The Clorox Sales Company

United Parcel Service (UPS)

Ozburn-Hessey Logistics

Verizon

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently evaluating the application of SFAS 159 and its effect on our Consolidated Financial Statements.

In December 2006, the FASB issued FASB Staff Position, or FSP, on EITF No. 00-19, Accounting for Registration Payment Arrangements, or FSP EITF 00-19-2. FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements, specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective for new and modified registration payment arrangements. Registration payment arrangements that were entered into before the FSP was issued would become subject to its guidance for fiscal years beginning after December 15, 2006 by recognizing a cumulative-effect adjustment in retained earnings as of the year of adoption. We adopted FSP EITF 00-19-2 in the first quarter of 2007 and the adoption did not have a material impact on our Consolidated Financial Statements.

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

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. The Company believes that its income tax filing positions are well documented and supported. As a result of the implementation of FIN 48, the Company recognized a $0.5 million liability for unrecognized tax benefits, which includes approximately $41,000 for accrued interest and penalties, and was accounted for as an increase to the January 1, 2007 balance of “Distributions in excess of earnings” in our accompanying Consolidated Balance Sheets. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. For the nine months ended September 30, 2007, an additional $15,000 was recognized as accrued interest expense related to the $0.5 million liability for unrecognized tax benefits. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. All years of the Company’s operations remain open for examination.

Results of Operations

As of September 30, 2007, we consolidated 371 operating properties (including nine operating properties held for contribution), seven redevelopment properties, eight development properties, and one property held for sale, located in a total of 24 markets throughout the United States. As of September 30, 2006, we consolidated 374 operating properties, ten of which are excluded from continuing operations as they were disposed of as of September 30, 2007, and four development properties. The average square feet in our continuing operations portfolio for the three months ended September 30, 2007 decreased by approximately 940,000 compared to the same period in 2006. The average square feet in our continuing operations portfolio for the nine months ended September 30, 2007 increased by approximately 7.2 million compared to the same period in 2006. Since the financial results from additional operating properties are only included in our consolidated operations from the acquisition date forward, our revenues and expenses from our continuing operations for the nine months ended September 30, 2007 reflect a significant increase compared to the revenues and expenses for the nine months ended September 30, 2006.

The following table illustrates the changes in our consolidated operating properties in continuing operations as of, and for the three and nine months ended, September 30, 2007 compared to September 30, 2006, respectively (dollar amounts in thousands).

	As of, and for the Three and Nine Months Ended, September 30,
	2007		2006
	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Operating properties in continuing operations (1):
Number of buildings	217	154	215	149
Square feet (in thousands)	44,619	7,370	46,999	7,117
Occupancy at end of period	93.3%	88.8%	93.9%	88.2%
Segment net assets	$1,905,433	$516,595	$2,074,232	$514,320
For the three months ended September 30:
Rental revenues	$49,493	$14,134	$48,839	$12,069
Net operating income (2)	$38,103	$10,144	$37,659	$8,387
For the nine months ended September 30:
Rental revenues	$151,387	$40,223	$125,659	$29,366
Net operating income (2)	$115,953	$28,185	$98,105	$20,892

(1)

Includes nine operating properties held for contribution as of September 30, 2007, which are included in continuing operations as they do not meet the criteria to be classified as held for sale, in accordance with SFAS No. 144.

(2)

Net operating income, or NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our NOI to our reported “Income (Loss) From Continuing Operations” for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Property NOI	$48,247	$46,046	$144,138	$118,997
Institutional capital management and other fees	417	220	1,735	398
Real estate related depreciation and amortization	(29,761)	(29,536)	(86,918)	(79,128)
General and administrative expenses	(5,102)	(1,399)	(14,835)	(3,341)
Asset management fees, related party	—	(5,092)	—	(12,907)
Equity in income (losses) of unconsolidated joint ventures, net	56	(72)	99	(254)
Interest expense	(14,716)	(20,489)	(46,787)	(46,646)
Interest income and other	839	476	3,978	4,998
Income taxes	(294)	(358)	(1,278)	(598)
Minority interests	80	284	132	711

Income (Loss) From Continuing Operations	$(234)	$(9,920)	$264	$(17,770)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	September 30, 2007	September 30, 2006
Property type segments:
Bulk distribution	$1,905,433	$2,074,232
Light industrial and other	516,595	514,320

Total segment net assets	2,422,028	2,588,552
Development and redevelopment assets	117,577	49,776
Assets held for sale	16,287	39,715
Properties excluded from continuing operations	—	66,466
Non-segment assets:
Properties in pre-development including land held	24,351	10,930
Non-segment cash and cash equivalents	37,550	2,864
Other non-segment assets (1)	114,625	61,351

Total Assets	$2,732,418	$2,819,654

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the three months ended September 30, 2007 compared to the three months ended September 30, 2006

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the three months ended September 30, 2007 totaled 342 buildings comprised of approximately 47.8 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended September 30,
	2007	2006	$ Change
Rental Revenues
Same store	$56,251	$54,449	$1,802
2006/2007 acquisitions and dispositions	5,775	6,008	(233)
Development and redevelopment	592	451	141
Held for contribution	1,009	—	1,009

Total rental revenues	63,627	60,908	2,719

Rental Expenses and Real Estate Taxes
Same store	13,728	13,317	411
2006/2007 acquisitions and dispositions	1,307	1,348	(41)
Development and redevelopment	84	197	(113)
Held for contribution	261	—	261

Total rental expenses and real estate taxes	15,380	14,862	518

Property Net Operating Income (1)
Same store	42,523	41,132	1,391
2006/2007 acquisitions and dispositions	4,468	4,660	(192)
Development and redevelopment	508	254	254
Held for contribution	748	—	748

Total property net operating income	48,247	46,046	2,201

Other Income
Institutional capital management and other fees	417	220	197
Gain (loss) on disposition of real estate assets	14,033	(491)	14,524
Gain on dispositions of non-depreciated real estate	12	9	3
Equity in income (losses) of unconsolidated joint ventures, net	56	(72)	128
Interest income and other	839	476	363

Total other income	15,357	142	15,215

Other Expenses
Real estate related depreciation and amortization	29,761	29,536	225
General and administrative expenses	5,102	1,399	3,703
Asset management fees, related party	—	5,092	(5,092)
Income taxes	294	358	(64)
Interest expense	14,716	20,489	(5,773)

Total other expenses	49,873	56,874	(7,001)
Minority interests	(2,256)	297	(2,553)
Income (loss) from discontinued operations	(226)	224	(450)

Net income (loss)	$11,249	$(10,165)	$21,414

(1)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the three months ended September 30, 2007 and 2006 to our reported “Income (Loss) From Continuing Operations” for the three months ended September 30, 2007 and 2006, see page 32 above.

Rental Revenues

Rental revenues increased by approximately $2.7 million, or 4.5%, for the three months ended September 30, 2007 compared to the same period in 2006, primarily as a result of increased base rent per square foot and tenant recovery income. Tenant recovery income increased by $1.4 million for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to higher recoverable operating expenses. Same store rental revenues increased by approximately $1.8 million, or 3.3%, for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to increased base rent per square foot. Additionally, tenant recovery income for same store properties increased by $0.9 million for the three months ended September 30, 2007 compared to the same period in 2006.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $0.5 million, or 3.5%, for the three months ended September 30, 2007 compared to the same period in 2006, primarily as a result of increased real estate tax rates and higher asset management fees, all of which are generally recoverable from our tenants offset by a decrease in expenses that are generally not recoverable from our tenants. Same store rental expenses and real estate taxes increased by approximately $0.4 million, or 3.1%, for the three months ended September 30, 2007 as compared to the same period in 2006, primarily as a result of increased higher real estate tax rates, maintenance costs and higher asset management fees, all of which are generally recoverable from our tenants, partially offset by a decrease in expenses that are generally not recoverable from our tenants.

Other Income

Other income increased by approximately $15.2 million for the three months ended September 30, 2007 as compared to the same period in 2006, primarily as a result of approximately $14.5 million more gain related to dispositions of real estate interests during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. During the three months ended September 30, 2007, we disposed of six operating properties comprised of approximately 2.8 million square feet located in five markets, which were contributed to an institutional joint venture in which we retain ownership interests for a total contribution value of approximately $138.7 million.

Other Expenses

Real estate related depreciation and amortization increased by approximately $0.2 million for the three months ended September 30, 2007 as compared to the same period in 2006, primarily due to a reduction of the estimated useful lives of certain buildings which resulted in increased depreciation expense of approximately $1.1 million, partially offset by lower average depreciable asset balances. The increase in general and administrative expenses of $3.7 million and the decrease in asset management fees of $5.1 million are primarily attributable to the internalization of our management in October 2006. The decrease in interest expense of approximately $5.8 million is primarily attributable to lower average outstanding debt balances during the three months ended September 30, 2007 compared to the same period in 2006.

Minority Interest

Minority interest in our operating partnership increased from approximately 3% as of September 30, 2006 to approximately 17% as of September 30, 2007, primarily due to issuance of units in our operating partnership, or OP Units, in relation to our Internalization during October 2006, and to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 to the Consolidated Financial Statements for additional information).

Comparison of the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the nine months ended September 30, 2007 totaled 246 buildings comprised of approximately 36.9 million square feet. A discussion of these changes follows the table (in thousands).

	Nine Months Ended September 30,
	2007	2006	$ Change
Rental Revenues
Same store	$125,644	$122,851	$2,793
2006/2007 acquisitions and dispositions	63,738	31,410	32,328
Development and redevelopment	1,126	764	362
Held for contribution	1,102	—	1,102

Total rental revenues	191,610	155,025	36,585

Rental Expenses and Real Estate Taxes
Same store	30,492	29,010	1,482
2006/2007 acquisitions and dispositions	16,291	6,742	9,549
Development and redevelopment	398	276	122
Held for contribution	291	—	291

Total rental expenses and real estate taxes	47,472	36,028	11,444

Property Net Operating Income (1)
Same store	95,152	93,841	1,311
2006/2007 acquisitions and dispositions	47,447	24,668	22,779
Development and redevelopment	728	488	240
Held for contribution	811	—	811

Total property net operating income	144,138	118,997	25,141

Other Income
Institutional capital management and other fees	1,735	398	1,337
Gain on disposition of real estate assets	18,325	3,476	14,849
Gain on dispositions of non-depreciated real estate	12,737	4,074	8,663
Equity in income (losses) of unconsolidated joint ventures, net	99	(254)	353
Interest income and other	3,978	4,998	(1,020)

Total other income	36,874	12,692	24,182

Other Expenses
Real estate related depreciation and amortization	86,918	79,128	7,790
General and administrative expenses	14,835	3,341	11,494
Asset management fees, related party	—	12,907	(12,907)
Income taxes	1,278	598	680
Interest expense	46,787	46,646	141

Total other expenses	149,818	142,620	7,198
Minority interests	(4,735)	591	(5,326)
Income from discontinued operations	7,982	484	7,498

Net income (loss)	$34,441	$(9,856)	$44,297

(1)

For a discussion as to why we view net operating income to be an appropriate supplemental performance measure, and a reconciliation of our net operating income for the nine months ended September 30, 2007 and 2006 to our reported “Income (Loss) From Continuing Operations” for the nine months ended September 30, 2007 and 2006, see page 32 above.

Rental Revenues

Rental revenues increased by approximately $36.6 million, or 24%, for the nine months ended September 30, 2007 compared to the same period in 2006, primarily as a result of the net increase in operating properties due to acquisitions. In particular, on June 9, 2006, we purchased a portfolio of 78 buildings comprised of approximately 7.9 million square feet located in eight markets (collectively referred to as the Cal TIA Portfolio). Upon acquisition, this portfolio was 92.2% occupied and its operations were only included in our consolidated operations from the acquisition date forward. Additionally, tenant recovery income increased by $10.4 million for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to the increased number of operating properties. Same store rental revenues increased by approximately $2.8 million, or 2.3%, for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to increased base rent per square foot offset by slightly lower average occupancy.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $11.4 million, or 32%, for the nine months ended September 30, 2007 compared to the same period in 2006, primarily as a result of the increased number of operating properties, as well as higher insurance costs, increased maintenance costs due to winter weather, and higher asset management fees, all of which are generally recoverable from our tenants. Same store rental expenses and real estate taxes increased by approximately $1.5 million, or 5.1%, for the nine months ended September 30, 2007 as compared to the same period in 2006, primarily related to higher insurance costs, increased maintenance costs due to winter weather, and higher asset management fees, all of which are generally recoverable from our tenants. Additionally, expenses that are generally not recoverable from our tenants also increased.

Other Income

Other income increased by approximately $24.2 million for the nine months ended September 30, 2007 as compared to the same period in 2006, primarily as a result of approximately $23.5 million increase in gains related to dispositions of real estate interests and increased institutional capital management and other fees of $1.3 million, offset by a decrease in interest income of $1.0 million due to lower average cash balances. During the nine months ended September 30, 2007, we disposed of 18 operating properties comprised of approximately 5.9 million square feet located in 12 markets. Additionally, upon settlement of a $275.0 million forward-starting swap (see additional discussion in Note 4 to the Consolidated Financial Statements), we recorded a gain of approximately $1.8 million, offset by approximately $0.3 million related to ineffectiveness in “Interest income and other” for the nine months ended September 30, 2007.

Other Expenses

Real estate related depreciation and amortization increased by approximately $7.8 million for the nine months ended September 30, 2007 as compared to the same period in 2006, primarily related to increased average depreciable asset balances due to acquisitions, and by increased depreciation expense related to a reduction of the estimated useful lives of certain buildings. The increase in general and administrative expenses of $11.5 million and the decrease in asset management fees of $12.9 million are primarily attributable to the internalization of our management in October 2006. The increase in interest expense of approximately $0.1 million is primarily attributable to similar average outstanding debt balances during the nine months ended September 30, 2007 compared to the same period in 2006.

Income from Discontinued Operations

Income from discontinued operations increased primarily due to the $9.5 million gain on sale of three properties that we sold to unrelated third parties during the nine months ended September 30, 2007. No properties were sold during the nine months ended September 30, 2006.

Minority Interest

Minority interest in our operating partnership increased from approximately 3% as of September 30, 2006 to approximately 17% as of September 30, 2007, primarily due to issuance of OP Units in relation to our Internalization during October 2006, and to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 to the Consolidated Financial Statements for additional information).

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

We believe that our sources of capital are adequate and will continue to be adequate to meet our short-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include operating activities, debt service obligations, regular quarterly equityholder distributions, capital expenditures at our properties, development funding requirements, forward purchase commitments (as more fully described below) and future acquisitions.

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

Cash Flows

During the nine months ended September 30, 2007 compared to the same period in 2006, our cash provided by operating activities increased $10.2 million, primarily related to increased operating income from our consolidated operating properties, offset by $13.6 million additional working capital used in operations. During the nine months ended September 30, 2007 our cash provided by investing activities was approximately $95.2 million and during the nine months ended September 30, 2006, our cash used in investing activities was approximately $925.5 million. We acquired $800.5 million less in real estate during the nine months ended September 30, 2007 than during the same period in 2006. Additionally, we completed the sale or contribution of 18 operating properties compared to six operating properties during the nine months ended September 30, 2006, which resulted in an increase of approximately $217.5 million in proceeds from dispositions of real estate investments. Finally, our capital expenditures were $27.4 million less during the nine months ended September 30, 2007 compared to the same period in 2006 due to fewer construction projects completed during the nine months ended September 30, 2007, and the completion of several large projects started in late 2005 during 2006. During the nine months ended September 30, 2007, our cash used in financing activities was approximately $149.5 million and during the nine months ended September 30, 2006, our cash provided by financing activities was approximately $773.1 million. During the nine months ended September 30, 2007, we received no proceeds from the sale of our common stock or debt issuances, however during the same period in 2006, we received $153.4 million and $425.0 million, respectively, in such proceeds. Additionally, our cash distributions to our equityholders increased by $53.0 million for the nine months ended September 30, 2007 compared to the same period in 2006 related to the increase in common stock and OP Units outstanding as of September 30, 2007, partially offset by the payment for the distributions declared for the three months ended September 30, 2006 occurring during the quarter.

During the nine months ended September 30, 2007, we paid distributions of $94.7 million, which were satisfied through our existing cash balances and cash provided by operations. During the nine months ended September 30, 2006, we paid cash distributions of approximately $41.7 million, which included the cash portion of distributions declared for the three months ended September 30, 2006, and issued $37.7 million in common stock pursuant to our previous distribution reinvestment plan.

Acquisition Activities Subsequent to September 30, 2007

Subsequent to September 30, 2007, we acquired five properties comprised of approximately 916,000 square feet for a purchase price of approximately $42.6 million, excluding acquisition costs, and had four properties under contract comprised of 296,000 square feet for a purchase price of approximately $18 million. We anticipate that the acquisitions that have not yet closed will close over the next several months.

Institutional Capital Management

Property contributions to institutional joint ventures enable us to recycle capital while maintaining a long-term ownership interest in contributed properties. This business strategy also provides liquidity to fund future activities and generates revenues from fees for acting as the manager, and we may earn additional fees and incentives by providing other services including, but not limited to, acquisition, development, construction management and leasing.

Subsequent to September 30, three buildings comprised of approximately 811,000 square feet were purchased directly by our institutional joint ventures.

TRT-DCT Industrial Joint Venture I and II

We have entered into a strategic relationship with Dividend Capital Total Realty Trust, or DCTRT, whereby we entered into two joint ventures with DCTRT and/or its affiliates to serve as the exclusive vehicles through which the joint ventures will continue to acquire industrial real estate assets in certain major markets in which we currently operate until the end of 2008. The exclusivity provisions remain in effect so long as we introduce a certain minimum amount of potential acquisition opportunities within a specified time frame for each joint venture. Additionally, we receive revenues from DCTRT for asset management and acquisition services.

DCT/SPF Industrial Operating LLC

During the three months ended September 30, 2007, we entered into a joint venture with Industrial Acquisition LLC, or JP Morgan, an entity advised by JPMorgan Asset Management, to serve as a vehicle through which the venture will acquire industrial real estate assets in certain major markets in which we currently operate. Additionally, we receive revenues from the joint venture for asset management and acquisition services.

Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests, or TIC Interests, in our properties to accredited investors in a private placement exempt from registration under the Securities Act. These TIC Interests served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. The TIC Interests are 100% leased by our operating partnership pursuant to master leases and such leases contain purchase options whereby our operating partnership has the right, but not the obligation, to acquire the TIC Interests from the investors at a later point in time in exchange for OP Units under Section 721 of the Code.

The sales of the TIC Interests were included in “Financing obligations” in our accompanying Consolidated Balance Sheets pursuant to SFAS No. 98, Accounting for Leases, or SFAS No. 98. We have leased the TIC Interests sold to unrelated third parties, and in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreements are recognized as a reduction to the related financing obligation and a portion is recognized as interest expense using the interest method.

During the three and nine months ended September 30, 2007, we incurred approximately $1.0 million and $4.6 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. During the same periods of 2006, we incurred approximately $3.8 million and $10.1 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in the accompanying Consolidated Financial Statements. Included in “Interest expense” was approximately $0.8 million and $4.0 million for the three and nine months ended September 30, 2007, respectively, and $3.2 million and $8.2 million for the same periods in 2006, respectively, of interest expense related to the financing obligation. The various lease agreements in place as of September 30, 2007 contain expiration dates ranging from May 2021 to August 2021.

The following table sets forth the five-year, future minimum rental payments due to third parties under the various lease agreements (in thousands):

Year Ending December 31,	Future Minimum Rental Payments
Remainder of 2007	$1,093
2008	4,423
2009	4,423
2010	4,510
2011	4,596
Thereafter	43,463

Total	$62,508

During the nine months ended September 30, 2007, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in 17 industrial properties located in Tennessee, Indiana and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 10.4 million OP Units valued at approximately $115.3 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed $14.9 million of a secured note with an interest rate of 5.0% that was previously reflected in “Financing obligations”. In connection with unexpired call options, during the first quarter of 2008 we anticipate issuing between five and six million OP Units, depending on the average price of our common stock.

Debt Service Requirements

As of September 30, 2007, we had total outstanding debt, excluding premiums and financing obligations related to our operating partnership’s private placement, of approximately $1.1 billion consisting primarily of unsecured notes and secured, fixed-rate, non-recourse mortgage notes. All of these notes require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service. During the three and nine months ended September 30, 2007 our debt service, including principal and interest, totaled $21.3 million and $57.4 million, respectively. Debt service, including principal and interest for the same periods of 2006, totaled $19.3 million and $43.4 million, respectively.

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales, or Nexxus, an unrelated third party, to acquire six newly constructed buildings comprised of approximately 859,000 square feet. The six buildings will be located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligate us to acquire each of the six facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Timing on the closings under the purchase obligations depends on leasing at each building. Our aggregate purchase price for the six facilities is estimated to be no less than $33.8 million and increases as buildings are leased prior to closing. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with six separate letters of credit aggregating $33.8 million to secure our future performance under the forward purchase commitments, all subject to a variety of construction and site-related conditions. Construction of all six buildings commenced during the first and second quarters of 2007, and is estimated to be completed during the fourth quarter of 2007. Closing on the individual buildings is expected to occur during the remainder of 2007 and early 2008.

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

During the three and nine months ended September 30, 2007, our board of directors declared distributions to stockholders totaling approximately $32.5 million and $96.3 million, respectively, including distributions to OP unitholders. During the same periods of 2006, our board of directors declared distributions to stockholders totaling approximately $25.0 million and $72.7 million, respectively, including distributions to OP unitholders. During the nine months ended September 30, 2007, we paid distributions of $30.8 million on January 8, 2007, for distributions declared in the fourth quarter of 2006, $31.9 million on April 19, 2007, for distributions declared in the first quarter of 2007 and $31.9 million on July 20, 2007, for distributions declared in the second quarter of 2007, funded with existing cash balances.

Outstanding Indebtedness

Our outstanding indebtedness consists of secured mortgage debt, unsecured notes and an unsecured revolving credit facility. As of September 30, 2007, outstanding indebtedness, excluding $65.1 million representing our proportionate share of debt associated with unconsolidated joint ventures, totaled approximately $1.1 billion. As of December 31, 2006, outstanding indebtedness also totaled approximately $1.1 billion. As of September 30, 2007, the total historical cost of all our consolidated properties was approximately $2.8 billion and the total historical cost of all properties securing our fixed rate mortgage debt was approximately $1.3 billion. As of December 31, 2006, the total historical cost of our properties, including properties held for sale, was approximately $2.9 billion and the total historical cost of properties securing our fixed rate mortgage debt was approximately $1.3 billion. Our debt has various covenants and we were in compliance with all of these covenants as of September 30, 2007 and December 31, 2006.

To manage interest rate risk for forecasted refinancing of fixed rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. As of September 30, 2007 such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Forward-starting swap	$25,000	5.298%	2/2008	2/2018
Forward-starting swap	$36,000	5.312%	7/2008	7/2018
Forward-starting swap	$26,000	5.364%	1/2010	1/2020
Forward-starting swap	$90,000	5.430%	6/2012	6/2022

Line of Credit

In December 2006, we amended our senior unsecured revolving credit facility with a syndicated group of banks, increasing the total capacity from $250.0 million to $300.0 million and extending the maturity date from December 2008 to December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, fixed charge coverage and secured indebtedness. As of September 30, 2007 and December 31, 2006, we were in compliance with all of these covenants. There was no balance outstanding under this facility as of September 30, 2007 and $34.3 million was outstanding under this facility at December 31, 2006.

Debt Issuances

There were no new debt issuances during the nine months ended September 30, 2007. In June 2006, we issued, on a private basis, $275.0 million of senior unsecured notes requiring monthly interest-only payments at a variable interest rate of LIBOR plus 0.73% which mature in June 2008. In conjunction with this transaction, we entered into a $275.0 million swap to mitigate the effect of potential changes in LIBOR. This swap expired in February 2007. See Note 4 to our Consolidated Financial Statements for additional information regarding our hedging transactions. In April 2006, we issued, on a private basis, $50.0 million of senior unsecured notes with a fixed interest rate of 5.53% which mature in April 2011, and $50.0 million of senior unsecured notes with a fixed interest rate of 5.77% which mature in April 2016. The notes require quarterly interest-only payments until maturity at which time a lump sum payment is due. In January 2006, we issued, on a private basis, $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014. The proceeds from these note issuances were primarily used to fund acquisitions of properties.

Debt Assumptions

During the nine months ended September 30, 2007, we assumed a secured note of approximately $8.8 million in connection with one property acquisition. This note bears interest at a fixed rate of 5.75% and requires monthly payments of principal and interest and matures in August 2025. Pursuant to the application of SFAS 141, the difference between the fair value and the face value of these assumed notes at the date of acquisitions resulted in a discount of approximately $0.4 million. During the nine months ended September 30, 2006, we assumed secured notes of approximately $12.4 million in connection with three property acquisitions. These assumed notes bear interest at fixed and variable rates ranging from 5.79% to 7.48% and require monthly payments of either interest, or principal and interest. The maturity dates of the assumed notes range from August 2011 to April 2013. Pursuant to the application of SFAS 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $455,000, which is amortized to “Interest expense” over the remaining life of the underlying notes.

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of September 30, 2007 (amounts in thousands).

Year Ending December 31,	Senior Unsecured Notes	Mortgage Notes	Line of Credit	Total
Remainder of 2007	$—	$2,249	$—	$2,249
2008	275,000	70,126	—	345,126
2009	—	7,652	—	7,652
2010	—	58,094	—	58,094
2011	50,000	233,541	—	283,541
2012	—	169,518	—	169,518
Thereafter	100,000	99,313	—	199,313

Total	$425,000	$640,493	$—	$1,065,493

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our indebtedness will not exceed 60% of our total market capitalization at the time of incurrence. Our total market capitalization is defined as the sum of the market value of our outstanding shares of common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of restricted stock that we will issue to certain of our officers under our long-term incentive plan, plus the aggregate value of OP Units not owned by us, plus the book value of our total consolidated indebtedness and our pro rata share of debt related to unconsolidated joint ventures. Since this ratio is based, in part, upon market values of equity, it will fluctuate with changes in the price of our shares of common stock; however, we believe that this ratio provides an appropriate indication of leverage for a company whose assets are primarily real estate. As of September 30, 2007, our debt to total market capitalization ratio was 34.9%. Our charter and our bylaws do not limit the amount or percentage of indebtedness that we may incur. We are, however, subject to certain leverage limitations pursuant to the restrictive covenants of our outstanding indebtedness. Our board of directors may from time to time modify our debt policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.

Off-Balance Sheet Arrangements

As of September 30, 2007 and December 31, 2006, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. In addition to operating leases, we have $33.8 million of outstanding letters of credit and we own interests in unconsolidated joint ventures. Based on the provisions of certain joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes (for additional information, see Note 1 to our Consolidated Financial Statements). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except for during June 2007, a wholly owned, consolidated subsidiary issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Industrial Joint Venture I. The note is guaranteed by us until all related obligations are satisfied. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is generally limited to this note and the carrying amounts of our investments in the unconsolidated joint ventures, which were $67.2 million and $42.3 million as of September 30, 2007 and December 31, 2006, respectively. We have, however, made certain non-recourse guarantees (referred to as standard non-recourse carve outs) with respect to certain debt issuances by these joint ventures, which, under certain limited circumstances, may become full-recourse guarantees.

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

The following table presents the calculation of our FFO reconciled from net income for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss) attributable to common shares	$11,249	$(10,165)	$34,441	$(9,856)
Adjustments:
Real estate related depreciation and amortization	29,761	30,655	86,933	82,764
Equity in (income) losses of unconsolidated joint ventures, net	(56)	72	(99)	254
Equity in FFO of unconsolidated joint ventures	681	174	1,492	324
(Gain) loss on disposition of real estate interests	(14,045)	482	(31,062)	(7,550)
(Gain) loss on disposition of real estate interests related to discontinued operations	58	—	(9,503)	—
Gain on dispositions of non-depreciated real estate	12	9	12,737	4,074
Minority interest in the operating partnership’s share of the above adjustments	(2,731)	(873)	(9,333)	(2,815)

Funds from operations attributable to common shares – basic	24,929	20,354	85,606	67,195
FFO attributable to dilutive OP Units	4,972	579	15,543	1,384

Funds from operations attributable to common shares – diluted	$29,901	$20,933	$101,149	$68,579

Basic FFO per common share	$0.15	$0.14	$0.51	$0.45
Diluted FFO per common share	$0.15	$0.14	$0.51	$0.45
Weighted average common shares outstanding:
Basic	168,355	150,725	168,355	148,731
Dilutive OP Units	33,601	4,290	30,780	3,106

Diluted	201,956	155,015	199,135	151,837

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for forecasted issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the nine months ended September 30, 2007 and 2006, such derivatives were in place to hedge the variable cash flows associated with forecasted issuances of debt, which are expected to occur during the period from 2007 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of September 30, 2007, derivatives with a fair value of $1.6 million were included in “Other assets, net”, and derivatives with a negative fair value of $0.4 million were included in “Other liabilities”. As of December 31, 2006, derivatives with a negative fair value of $9.3 million were included in “Other liabilities”. For the three months ended September 30, 2007, no loss was recorded as a result of ineffectiveness and for the nine months ended September 30, 2007, a loss of $0.3 million was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. There was no ineffectiveness recorded during the three and nine months ended September 30, 2006. The net assets associated with these derivatives would decrease approximately $6.8 million if the market interest rate of the referenced swap index were to decrease 10% (or 55 basis points) based upon the prevailing market rate as of September 30, 2007.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2007, we had approximately $300.2 million of variable rate debt outstanding. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10% (or 66 basis points), our interest expense for the nine months ended September 30, 2007 would have increased by approximately $1.4 million.

As of September 30, 2007, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2007, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

DCT INDUSTRIAL TRUST INC.

Date: November 9, 2007	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: November 9, 2007	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.