Form 10-K
period 2007-12-31
DCT Industrial Trust Inc.
filed 2008-02-29
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes [    ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

As of June 30, 2007, the aggregate market value of the 168.1 million shares of voting and non-voting common stock held by non-affiliates of the registrant was $1.8 billion based on the closing sale price of $10.76 as reported on the New York Stock Exchange on June 29, 2007. (For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of February 15, 2008 there were 168,518,896 Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held May 20, 2008 are incorporated by reference into Part III of this Annual Report.

DCT INDUSTRIAL TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K (“Annual Report”) that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	defaults on or non-renewal of leases by tenants;
•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	natural disasters such as fires, hurricanes and earthquakes;
•	national, international, regional and local economic conditions, including, in particular, the recent softening of the U.S. economy;
•	the general level of interest rates and the availability of debt financing, particularly in light of the recent disruption in the credit markets;
•	energy costs;
•	the terms of governmental regulations that affect us and interpretations of those regulations, including changes in real estate and zoning laws and increases in real property tax rates;
•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, and interest and other commitments;
•	lack of or insufficient amounts of insurance;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
•	the consequences of future terrorist attacks;
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and
•	other risks and uncertainties detailed in the section entitled “Risk Factors.”

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

The Company

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. The Company owns or manages more than 74 million square feet of assets leased to approximately 850 corporate customers, including 11 million square feet managed on behalf of three institutional joint venture partners. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (our “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of October 10, 2006, we became a self-administered and self-advised REIT. We refer to this transaction as the “Internalization” (see the additional description of the Internalization including the reevaluation of the accounting treatment for the Internalization in Note 14 to our Consolidated Financial Statements).

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

Governance

On May 22, 2007, Philip L. Hawkins, our Chief Executive Officer, submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by us of NYSE corporate governance listing standards.

Business Overview

Our properties primarily consist of high-quality, generic bulk distribution warehouses and light industrial properties leased to corporate tenants. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow for reconfiguration of space. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing additional high-quality properties in major distribution markets, increasing fee revenues from our institutional capital management program, and generating profits from our development activities. In addition, we may recycle our capital by selling assets and contributing assets to our joint ventures, funds or other commingled investment vehicles with institutional partners. In the future, we intend to continue to focus on properties that exhibit these characteristics in U.S. markets as well as Mexico, where we believe we can achieve favorable returns and leverage our expertise.

As of December 31, 2007, we owned interests in, or managed, 448 industrial real estate buildings comprised of approximately 74.4 million square feet. Our portfolio of consolidated operating properties included 382 industrial real estate buildings, which consisted of 222 bulk distribution properties, 118 light industrial properties and 42 service center properties comprised of approximately 53.6 million square feet. Our portfolio of 382 consolidated operating properties was 94.0% occupied as of December 31, 2007. As of December 31, 2007, we also consolidated ten development properties and five redevelopment properties. In addition, as of December 31, 2007, we had ownership interests ranging from 10% to 20% in 32 unconsolidated properties in institutional joint ventures, or funds, comprised of approximately 11.2 million square feet, and we managed seven properties where we had no ownership interests.

During the year ended December 31, 2007, we acquired 27 operating properties located in the United States and Mexico, comprised of approximately 4.7 million square feet for a total cost of approximately $221.0 million, which includes acquisition costs. Additionally, during the year ended December 31, 2007, we disposed of a total of 19 operating properties comprised of approximately 5.9 million square feet, and one 499,000 square foot development property. We sold five properties comprised of approximately 788,000 square feet to unrelated third parties for total gross proceeds of approximately $76.1 million, which resulted in a gain of approximately $12.1 million. The remaining 15 properties comprised of approximately 5.6 million square feet were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $290.1 million.

Including holdings in our consolidated and unconsolidated joint ventures, we had five development properties in five markets comprised of approximately 2.6 million square feet that were shell-complete and in lease-up phase as of December 31, 2007, with approximately 0.8 million square feet leased. We had 17 buildings under construction, including four properties in Mexico related to forward purchase commitments comprised of approximately 4.7 million square feet with approximately 0.6 million square feet pre-leased. In addition, including our joint ventures, we own approximately 322 acres of land that that we believe can support the development of approximately five million square feet and have options to control approximately 4,000 additional acres. The largest component of this land bank is held by our unconsolidated joint venture, referred to as the SCLA joint venture, which owns or controls approximately 4,350 acres of land, that are entitled for industrial development, surrounding the Southern California Logistics Airport (“SCLA”) located in the Inland Empire submarket of Southern California. Phase I of this project, representing approximately 356 acres acquired in 2006, is expected to support approximately 6.3 million square feet of development. As of December 31, 2007, we had commenced development of approximately 926,000 square feet, of which one 408,000 square foot building pre-leased to Newell Rubbermaid was completed and occupied during the third quarter of 2007. Through various master development agreements, the joint venture has the exclusive rights to develop this project through 2019.

We have a stable, broadly diversified tenant base. As of December 31, 2007, our consolidated and unconsolidated operating properties had leases with approximately 850 customers with no single customer accounting for more than 2.9% of the total annualized base rents for these properties. Our ten largest customers occupy 17.5% of our leased consolidated and unconsolidated operating properties based on occupied square feet and account for 14.6% of our annualized base rent for these properties. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our tenants. Furthermore, we are actively engaged in meeting our tenants’ expansion, consolidation and relocation requirements.

Our primary business objectives are to maximize sustainable long-term growth in earnings and Funds From Operations, or FFO (see definition in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below), and to maximize total return to our stockholders. In our pursuit of these objectives, we will:

•	actively manage our existing portfolio to maximize operating cash flows;

•	acquire and develop properties in selected markets, including Mexico, including through joint ventures;

•	pursue development opportunities;

•	expand our institutional capital management program; and

•	dispose of assets that no longer fit our investment criteria;

In order to achieve these objectives, we have raised capital through common stock issuances, our operating partnership’s private placement (see Note 8 to our Consolidated Financial Statements) and issued and assumed debt, while maintaining a conservative leverage ratio. Prior to October 10, 2006, our day-to-day operations were managed by Dividend Capital Advisors LLC, or our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement with our Former Advisor. On October 10, 2006, our operating partnership acquired our Former Advisor in the transaction we refer to as the Internalization. As a result of the Internalization, we became a self-administered and self-advised REIT, as our Former Advisor is now our wholly-owned subsidiary, and we ceased to incur the cost of the advisory fees and other amounts payable under the advisory agreement.

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

Our Competitive Strengths

We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties through the following competitive strengths:

•

High-Quality Industrial Property Portfolio.    Our portfolio of industrial properties primarily consists of high-quality bulk distribution facilities specifically designed to meet the needs of our distribution tenants. As of December 31, 2007, approximately 85.1% of our consolidated operating portfolio based on square footage was comprised of bulk distribution properties while approximately 12.1% of our portfolio was comprised of light industrial properties. The majority of our properties are specifically designed for use by major distribution and third-party logistics tenants and are readily divisible to meet re-tenanting opportunities. We believe that our concentration of high-quality bulk distribution properties provides us with a competitive advantage in attracting and retaining distribution users and tenants across the markets in which we operate.

•

Proven Acquisition Capabilities.    Beginning with our first acquisition in June 2003, we have completed approximately $3.3 billion in industrial real estate acquisitions as of December 31, 2007. Excluding our three major portfolio acquisitions that were each in excess of $200 million, our average acquisition transaction cost was approximately $21.3 million, which demonstrates our ability to access a steady pipeline of smaller acquisitions. Our acquisition capability is driven by our extensive network of industry relationships within the brokerage, development and investor community.

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

•

Experienced and Committed Management Team.    Our executive management team collectively has an average of over 18 years commercial real estate experience and an average of over ten years focused on the industrial real estate sector. Additionally, our executive management team has extensive public company operating experience with all of our senior executives having held senior positions at publicly-traded REITs for an average of over ten years.

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

•

Access to Institutional Co-Investment Capital.    DCT has established four joint ventures with three institutional capital partners and our senior management team has broad long-term relationships within the institutional investor community that provide access to capital for both traditional joint ventures and funds or other commingled investment vehicles. These institutions include domestic pension plans, insurance companies, private trusts and international investors. We believe these relationships allow us to identify sources of institutional demand and appropriately match institutional capital with investment opportunities in our target markets to maximize returns for our stockholders.

•

Growth Oriented Capital Structure.    Our capital structure provides us with significant financial capacity to fund future growth. As of December 31, 2007, our debt to total market capitalization ratio was 39.3%, including our pro rata share of our unconsolidated joint venture debt. As of December 31, 2007 we had $180.4 million available under our $300.0 million senior unsecured revolving credit facility. As of December 31, 2007, 224 of our operating properties with a gross book value of $1.5 billion were unencumbered.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings and FFO and to maximize total return to our stockholders. The strategies we intend to execute to achieve these objectives include:

•

Maximizing Cash Flows From Existing Properties.    We intend to maximize the cash flows from our existing properties by increasing rental revenues, controlling operating expenses and expanding and improving our properties. As of December 31, 2007, our consolidated operating portfolio was 94.0% occupied. Additionally, we believe there is embedded rent growth potential in our properties. Based on expiring leases which were re-leased to new or existing tenants, our average rental rate growth per square foot for the year ended December 31, 2007 was 11.0%, on a straight-line basis, and our weighted average tenant retention during such period was 71.5% based on square feet.

•

Recycling Capital.    We intend to selectively dispose of assets in order to maximize total return to our stockholders by redeploying asset sales proceeds into new acquisition and development opportunities. We believe industrial real estate assets are in strong demand from institutional investors and we will seek to selectively identify asset sale opportunities in order to achieve our total return objectives.

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

•

Pursuing Growth Opportunities in Mexico.    We intend to seek growth opportunities through the acquisition and development of industrial properties in Mexico. Consistent with this strategy, during the year ended December 31, 2007, we acquired eight buildings in Mexico comprised of 633,000 square feet. Further, we have forward purchase commitments in place to acquire an additional four buildings comprised of 673,000 square feet and expand one acquired building by 82,000 square feet. These projects are expected to be completed during 2008.

•

Creating Value Through Our Development Activities.    We intend to utilize our strong relationships with leading local, regional and national developers and contractors to identify profitable development, redevelopment and expansion opportunities for well-located, high-quality industrial projects. We believe that our planned 2008 development activity, primarily in Mexico and the Inland Empire submarket of Southern California, should continue to provide us with attractive risk-adjusted returns. Furthermore, we believe that our control of a substantial inventory of developable land and extensive relationships with industrial tenants will make us an attractive strategic partner for established national, regional and local developers in our markets.

•

Capitalizing on Acquisition Opportunities.    We intend to continue to acquire high-quality industrial properties in our target markets. We will generally acquire high-quality bulk distribution and light industrial facilities and/or industrial assets located in favorable locations where we believe there are significant growth and/or return opportunities. We intend to continue to focus on off-market acquisition opportunities through our extensive network of industry relationships in the brokerage, development and investor community and by utilizing our experience in identifying, evaluating and acquiring industrial properties in both single asset and portfolio transactions.

Operating Segments

We consider each operating property to be an individual operating segment that has similar economic characteristics with all our other operating properties. Our operating segments are aggregated into reportable segments based upon the property type: bulk distribution; and light industrial and other. See additional information in Item 2. Properties and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to our Consolidated Financial Statements.

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

As of December 31, 2007, we had 78 full-time employees.

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

We are involved in the construction and expansion of distribution facilities and we intend to continue to pursue development and renovation activities as opportunities arise. In addition, we have entered into joint ventures to develop, or will self-develop, additional warehouse/distribution buildings on land we already own or control, and we have rights under master development agreements to acquire additional acres of land for future development activities. We will be subject to risks associated with our development and renovation activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

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

In general, our ability to contribute properties to joint ventures that are part of our institutional capital management program on advantageous terms will be dependent upon competition from other managers of similar joint ventures, current capital market conditions, including the yield expectations for industrial properties, and other factors beyond our control. Our ability to develop and timely lease properties will impact our ability to contribute these properties. Continued access to private and public debt and equity capital by these joint ventures is necessary in order for us to pursue our strategy of contributing properties to the joint ventures. Should we not have sufficient properties available that meet the investment criteria of current or future joint ventures, or should the joint ventures have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on our liquidity and on our ability to meet projected earnings levels in a particular reporting period. Failure to meet our projected earnings levels in a particular reporting period could have an adverse effect on our results of operations, distributable cash flows and on the value of our common stock. Further, our inability to redeploy the proceeds from our divestitures in accordance with our investment strategy could have an adverse effect on our results of operations, distributable cash flows, and our ability to meet our debt obligations in a timely manner and the value of our common stock in subsequent periods.

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

As a REIT, we must meet certain annual distribution requirements. Consequently, we are largely dependent on external capital to fund our development and acquisition activities. Further, in order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Additionally, our ability to access capital is dependent upon a number of factors, including general market conditions and competition from other real estate companies. To the extent that capital is not available to acquire or develop properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

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

Investment in us may be subject to additional risks relating to our international investments.

We have expanded our operations into markets in Mexico and may expand our operations into additional selected international markets in the future. Our foreign operations could be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign operations could be subject to the following risks:

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

As a growing company, to date we have funded our quarterly distributions to investors with available cash flows and, to a lesser extent, with borrowings under our senior credit facility and other borrowings. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from available cash flows. However, we may continue to fund our quarterly distributions to investors from a combination of available cash flows and proceeds from borrowings. In the event we are unable to consistently fund future quarterly distributions to investors entirely from available cash flows, net of recurring capital expenditures, the value of our shares may be negatively impacted.

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

We may invest in, or co-invest with, joint ventures or other programs sponsored by affiliates of two of our directors, Tom Wattles and James Mulvihill, including those pursuant to our joint ventures with DCTRT. The independent directors of our investment committee must approve any such transaction and Messrs. Wattles and Mulvihill will each abstain from voting as directors on any transactions we enter into with their affiliates. Management’s recommendation to our investment committee may be affected by its relationship with one or more of the co-venturers. In addition, we may not seek to enforce the agreements relating to such transactions as vigorously as we otherwise might because of our desire to maintain our relationships with these directors.

Our UPREIT structure may result in potential conflicts of interest.

As of December 31, 2007, we owned 82% of the units of limited partnership interest in our operating partnership, or OP Units, DCAG owned 7% of the OP Units (and certain of our officers and directors, through their membership interests in and/or rights to receive a portion of the net cash flows, or cash flow interests, of DCAG, indirectly beneficially owned 2% of the OP Units) and certain unaffiliated limited partners owned the remaining 11% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

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

A number of our consolidated operating properties are located in areas that are known to be subject to earthquake activity. Properties located in active seismic areas include properties in Northern California, Southern California, Memphis, Seattle and Mexico. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

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

The terms of our senior credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2007, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facilities contain certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facilities in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

As of December 31, 2007, we had approximately 168.4 million shares of common stock issued and outstanding. All of these shares are freely tradable, although our affiliates are subject to certain volume limitations on trading under the federal securities laws. Neither we nor any third party have any control over the timing or volume of these sales. Prior to the listing on the NYSE, the shares were not listed on any national exchange, and the ability of stockholders to liquidate their investments was limited. Subsequent to the completion of our listing on the NYSE, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

In the Internalization, the entire outstanding membership interest, and all economic interests, in our Former Advisor were contributed by DCAG to our operating partnership in exchange for aggregate consideration of 15,111,111 OP Units, which included the modification of the special units held by DCAG into 7,111,111 OP Units. The 15,111,111 OP Units represent approximately 7.3% of our outstanding common stock, assuming all outstanding OP Units are exchanged for shares of common stock on a one-for-one basis as of December 31, 2007. As a result of the Internalization, certain of our directors and officers received, through their membership interests and/or cash flow interests in DCAG, approximately 5.1 million of these OP Units.

In addition, we have entered into a registration rights agreement with DCAG in respect of any shares of common stock acquired or otherwise owned by or issuable to DCAG or its permitted transferees upon exchange of the OP Units issued in the Internalization. In addition, DCAG had agreed not to, without our prior written consent, offer, sell, contract to sell, pledge or otherwise transfer or dispose of any of the OP Units issued in connection with the Internalization or securities convertible or exchangeable or exercisable for any such OP Units or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the OP Units issued in connection with the Internalization through January 10, 2008.

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

Tax legislation enacted in 2003 and 2006 generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

None.

ITEM 2. PROPERTIES

Geographic Distribution

The following table describes the geographic diversification of the properties that we majority owned and/or controlled (i.e. our consolidated properties) as of December 31, 2007.

Markets	Number of Buildings	Percent Owned(1)	Square Feet	Occupancy Percentage(2)	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent	Annualized Base Rent per Square Foot(4)
			(in thousands)		(in thousands)
Operating Properties:
Atlanta	54	100.0%	6,601	91.2%	$21,298	10.5%	$3.54
Baltimore/Washington D.C.	12	100.0%	1,446	95.8%	7,028	3.5%	5.07
Central Pennsylvania	8	100.0%	1,453	100.0%	5,749	2.9%	3.96
Charlotte	9	100.0%	747	98.0%	2,790	1.4%	3.81
Chicago	14	100.0%	3,067	99.4%	11,730	5.8%	3.85
Cincinnati	35	100.0%	3,738	81.1%	11,004	5.5%	3.63
Columbus	14	100.0%	4,301	96.5%	12,722	6.3%	3.07
Dallas (5)	50	100.0%	5,575	96.3%	21,121	10.5%	3.93
Denver	1	100.0%	160	100.0%	939	0.5%	5.86
Houston	40	100.0%	2,911	91.9%	13,237	6.6%	4.95
Indianapolis	8	100.0%	3,103	99.7%	9,168	4.6%	2.96
Kansas City	1	100.0%	225	88.9%	877	0.4%	4.36
Louisville	4	100.0%	1,330	97.2%	3,893	1.9%	3.01
Memphis	10	100.0%	4,333	87.8%	11,399	5.7%	3.00
Mexico	8	100.0%	633	89.1%	2,972	1.5%	5.27
Miami	6	100.0%	727	96.2%	5,890	2.9%	8.42
Minneapolis	3	100.0%	356	100.0%	1,755	0.9%	4.93
Nashville	4	100.0%	2,256	90.0%	6,195	3.1%	3.05
New Jersey	9	100.0%	1,052	88.8%	5,398	2.7%	5.78
Northern California	30	100.0%	2,762	98.2%	14,860	7.4%	5.48
Orlando	12	100.0%	1,064	95.4%	4,973	2.5%	4.90
Phoenix	14	100.0%	1,632	98.8%	6,853	3.4%	4.25
Salt Lake City	1	100.0%	213	100.0%	965	0.5%	4.52
San Antonio	15	100.0%	1,349	93.1%	4,318	2.1%	3.44
Seattle	8	100.0%	1,199	100.0%	5,821	2.9%	4.86
Southern California	12	100.0%	1,395	99.8%	8,002	4.0%	5.75

Total/Weighted Average—Operating Properties (6)	382	100.0%	53,628	94.0%	200,957	100.0%	3.99
Consolidated Redevelopment Properties	5	100.0%	704	22.4%	369	N/A	2.34
Consolidated Development Properties	10	99.3%	2,829	19.4%	1,684	N/A	3.07

Total/Weighted Average—Consolidated Properties	397	100.0%	57,161	89.4%	$203,010	N/A	$3.97

(1)	Weighted average ownership is based on square feet.
(2)	Based on leases commenced as of December 31, 2007.
(3)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2007, multiplied by 12.
(4)	Calculated as Annualized Base Rent divided by square feet under lease as of December 31, 2007.
(5)	Three of our buildings in this market totaling approximately 743,000 square feet are under ground leases.

(footnotes continue on following page)

(footnotes to previous page)

(6)

Occasionally our leases contain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. The following chart summarizes such rights related to our consolidated operating properties as of December 31, 2007:

	Number of Leases	Square Feet	Annualized Base Rent
		(in thousands)	(in thousands)
Fixed Price Purchase Options	5	1,437	$4,303
Fair Market Value Options	6	618	$2,557
Right of First Refusal Options	4	814	$2,766

The following table describes the geographic diversification of the unconsolidated properties that we have an equity interest in.

Markets	Number of Buildings	Percent Owned (1)	Square Feet	Occupancy Percentage	Annualized Base Rent	Percentage of Total Annualized Base Rent
			(in thousands)		(in thousands)
Operating Properties in SCLA:
Southern California (2)	2	50.0%	463	100.0%	$264	100.0%

Operating Properties in Funds:
Atlanta	2	18.2%	703	100.0%	$1,985	5.0%
Central Pennsylvania	4	10.9%	836	100.0%	3,613	9.2%
Charlotte	1	10.0%	472	100.0%	1,415	3.6%
Chicago	4	19.4%	1,525	100.0%	5,833	14.8%
Cincinnati	3	16.0%	1,498	100.0%	4,727	12.0%
Columbus	1	10.0%	121	100.0%	436	1.1%
Dallas	4	16.3%	1,726	100.0%	5,750	14.6%
Denver	5	20.0%	773	91.8%	3,022	7.7%
Indianapolis	1	10.0%	475	100.0%	1,488	3.8%
Kansas City	1	10.0%	180	100.0%	728	1.8%
Memphis	1	20.0%	1,039	100.0%	2,857	7.3%
Nashville	2	20.0%	1,020	100.0%	3,735	9.5%
New Jersey	1	20.0%	87	100.0%	630	1.6%
Northern California	1	10.0%	396	100.0%	1,768	4.5%
Orlando	1	20.0%	356	100.0%	1,389	3.5%

Total/Weighted Average—Fund Operating Properties	32	16.5%	11,207	99.4%	$39,376	100.0%

Unconsolidated Development Properties:
Total/Weighted Average	10	65.6%	3,894	N/A	N/A	N/A

Total/Weighted Average—Unconsolidated Properties	44	29.8%	15,564	N/A	N/A	N/A

(1)	Percent owned is based on equity ownership weighted by square feet, if applicable.
(2)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Property Types

The following table reflects our consolidated portfolio by property type, in terms of square footage, as of December 31, 2007 (square feet in thousands).

	Bulk Distribution			Light Industrial			Service Center			Total Portfolio
	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Building	Square Feet	Occ. % (1)
Total/Weighted Average—Operating Properties	222	45,631	94.6%	118	6,512	92.2%	42	1,485	82.8%	382	53,628	94.0%
Properties Under Redevelopment	3	585	26.9%	2	119	—	—	—	—	5	704	22.4%
Properties Under Development	8	2,703	29.7%	2	126	—	—	—	—	10	2,829	19.4%

Total/Weighted Average	233	48,919	89.7%	122	6,757	88.8%	42	1,485	82.8%	397	57,161	89.4%

(1)	Occupancy percentage is based on leases commenced as of December 31, 2007.

Lease Expirations

Our industrial properties are typically leased to corporate tenants for terms ranging from three to ten years with a weighted average remaining term of approximately 4.0 years as of December 31, 2007. Following is a schedule of expiring leases for our consolidated operating properties by square feet and by annual minimum rents as of December 31, 2007.

	Square Feet Related to Expiring Leases (in thousands)	Annualized Base Rent of Expiring Leases (3) (in thousands)	Percentage of Total Annualized Base Rent
2008(1)(2)	10,196	$39,771	18.4%
2009	8,482	34,797	16.1%
2010	10,148	41,321	19.1%
2011	5,098	23,563	10.9%
2012	4,979	25,710	11.9%
Thereafter	11,490	50,677	23.6%

	50,393	$215,839	100.0%

Vacant	3,235

Total consolidated operating properties	53,628

(1)	Includes leases that are on month-to-month terms.
(2)	Assumes no exercise of lease renewal options.
(3)	Includes contractual rent increases.

Customer Diversification

As of December 31, 2007, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following table reflects our ten largest customers, based on annualized base rent as of December 31, 2007, that occupy approximately 10.8 million square feet in all consolidated and unconsolidated operating properties, and development properties.

Deutsche Post World Net (DHL & Exel)

Technicolor

Whirlpool Corporation

Bridgestone/Firestone

EGL, Inc.

S.C Johnson & Son, Inc.

The Clorox Sales Company

Ozburn-Hessey Logistics

United Parcel Service (UPS)

Home Depot Inc.

Industry Diversification

The table below illustrates the diversification of our consolidated operating portfolio by the industry classifications of our tenants as of December 31, 2007, (dollar amounts in thousands).

	Number of Leases	Leases as a Percent of Total	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total	Occupied Square Feet (in thousands)	Percentage of Total Occupied Square Feet
Third Party Logistics/Warehousing/Transport Services	128	14.5%	$44,212	22.0%	12,088	24.0%
Retail/Wholesale	96	10.9%	23,293	11.6%	6,389	12.7%
Paper/Packaging/Printing	58	6.6%	14,195	7.1%	3,644	7.2%
Industrial Durables	49	5.6%	12,557	6.2%	3,169	6.3%
Building Supplies	63	7.2%	11,473	5.7%	2,804	5.6%
Chemicals	22	2.5%	9,910	4.9%	2,782	5.5%
Furniture/Home Furnishings	36	4.1%	9,748	4.9%	2,668	5.3%
Computer/Electronics	49	5.6%	9,382	4.7%	2,245	4.5%
Electrical/Mechanical	42	4.8%	8,112	4.0%	1,894	3.8%
Food	28	3.2%	7,656	3.8%	1,367	2.7%
Automotive	26	3.0%	6,152	3.1%	1,466	2.9%
Consumer Packaged Goods	15	1.7%	4,100	2.0%	1,501	3.0%
Medical Products	22	2.5%	4,117	2.0%	876	1.7%
Apparel	12	1.4%	3,892	1.9%	1,093	2.2%
Pharmaceuticals	5	0.6%	1,758	0.9%	293	0.6%
Metals	6	0.7%	1,501	0.7%	351	0.7%
Other	224	25.1%	28,899	14.5%	5,760	11.3%

Total	881	100.0%	$200,957	100.0%	50,390	100.0%

(1)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2007, multiplied by 12.

Indebtedness

As of December 31, 2007, 158 our 382 consolidated operating properties and three redevelopment properties, with a combined historical cost of $1.3 billion were encumbered by mortgage indebtedness totaling $643.9 million (excluding net premiums), having a weighted average interest rate of 5.44%. See Note 5 to our Consolidated Financial Statements and the accompanying Schedule III beginning on page F-52 for additional information.

ITEM 3.	LEGAL PROCEEDINGS

See the information under the caption “Legal Matters” in Note 7 to our Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been listed and traded on the New York Stock Exchange, or the NYSE, under the symbol “DCT” since December 13, 2006. Prior to December 13, 2006, there was no established public trading market for our Common Stock.

Quarter ended in 2007:	High	Low
December 31,	$11.63	$9.01
September 30,	$11.16	$9.00
June 30,	$11.88	$10.06
March 31,	$12.05	$10.48

2006:	High	Low
Period Ended December 31, 2006	$13.00	$11.13

On February 15, 2008, the closing price of our Common Stock was $8.80 share, as reported on the NYSE and there were 168,518,896 shares of Common Stock outstanding, held by approximately 3,597 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

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

We anticipate that, for U.S. federal income tax purposes, distributions generally will be taxable to our stockholders as ordinary income, although some portion of our distributions may constitute qualified dividend income, capital gains or a return of capital. The following table sets forth the distributions that have been declared by our board of directors on our Common Stock during the fiscal years ended December 31, 2007 and 2006.

Amount Declared During Quarter Ended in 2007:	Per Share	Date Paid
December 31,	$0.1600	January 17, 2008
September 30,	$0.1600	October 19, 2007
June 30,	$0.1600	July 20, 2007
March 31,	$0.1600	April, 19, 2007

Total 2007	$0.6400

Amount Declared During Quarter Ended in 2006:	Per Share	Date Paid
December 31,	$0.1600	January 8, 2007
September 30,	$0.1613	October 2, 2006
June 30,	$0.1596	July 17, 2006
March 31,	$0.1578	April 17, 2006

Total 2006	$0.6387

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12.

Performance Graph

The graph below shows a comparison of cumulative total stockholder returns for DCT Industrial Trust Inc. Common Stock with the cumulative total return on the Standard and Poor’s 500 Index and the MSCI US REIT Index. Stockholders’ returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	December 13, 2006	December 31, 2006	December 31, 2007
DCT Industrial Trust Inc.	$100.00	$96.86	$82.38
S&P 500®	$100.00	$100.44	$106.22
MSCI US REIT Index	$100.00	$99.58	$82.43

Note:	The graph covers the period from December 13, 2006 to December 31, 2007 and assumes that $100 was invested in DCT Industrial Trust Common Stock and in each index on December 13, 2006, December 31, 2006 and December 31, 2007 and that all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. Certain amounts presented for the periods ended December 31, 2006, 2005, 2004 and 2003 have been reclassified to conform to the 2007 presentation. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands, except per share data)
Operating Data:
Rental revenues	$257,352	$217,881	$117,220	$33,498	$2,645
Total revenues	$260,223	$219,137	$117,220	$33,498	$2,706
Rental expenses and real estate taxes	$(63,118)	$(49,932)	$(26,908)	$(6,934)	$(367)
Total operating expenses	$(198,065)	$(178,972)	$(106,894)	$(29,205)	$(2,359)
Loss on contract termination and related Internalization expenses	$—	$(173,248)	$—	$—	$—
Income (loss) from continuing operations	$4,007	$(173,620)	$(14,616)	$(552)	$347
Income from discontinued operations	$10,167	$5,586	$2,656	$297	$—
Gain on dispositions of real estate interests, net of minority interest	$25,938	$9,061	$—	$—	$—
Net income (loss)	$40,112	$(158,973)	$(11,960)	$(255)	$347

Net income (loss) excluding loss on contract termination and related Internalization expenses (1):
Net income (loss)	$40,112	$(158,973)	$(11,960)	$(255)	$347
Loss on contract termination and related Internalization expenses, net of minority interest	—	152,025	—	—	—

Net income (loss) excluding loss on contract termination and related Internalization expenses	$40,112	$(6,948)	$(11,960)	$(255)	$347

Funds from operations attributable to common shares—diluted	$137,617	$(62,260)	$58,569	$19,018	$1,542

Common Share Distributions:
Common share cash distributions declared	$107,816	$98,145	$62,292	$24,263	$2,452
Common share cash distributions declared per share	$0.640	$0.639	$0.640	$0.640	$0.625

(footnotes on page 37)

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands, except per share data)
Per Share Data:
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$(1.16)	$(0.15)	$(0.02)	$0.09
Income from discontinued operations	0.06	0.04	0.03	0.01	—
Gain on dispositions of real estate interests, net of minority interest	0.15	0.06	—	—	—

Net earnings (loss)	$0.24	$(1.06)	$(0.12)	$(0.01)	$0.09

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$(1.16)	$(0.15)	$(0.02)	$0.09
Income from discontinued operations	0.06	0.04	0.03	0.01	—
Gain on dispositions of real estate interests, net of minority interest	0.15	0.06	—	—	—

Net earnings (loss)	$0.24	$(1.06)	$(0.12)	$(0.01)	$0.09

Basic and diluted earnings (loss) per common share excluding loss on contract termination and related Internalization expenses (1):
Net earnings (loss)	$0.24	$(1.06)	$(0.12)	$(0.01)	$0.09
Loss on contract termination and related Internalization expenses, net of minority interest	—	1.01	—	—	—

Net earnings (loss) excluding loss on contract termination and related Internalization expenses	$0.24	$(0.05)	$(0.12)	$(0.01)	$0.09

Basic FFO per share	$0.69	$(0.41)	$0.60	$0.50	$0.38
Diluted FFO per share	$0.69	$(0.41)	$0.60	$0.50	$0.38
Weighted average shares outstanding, basic (in thousands)	168,358	150,320	97,333	37,908	3,987
Weighted average shares outstanding, diluted (in thousands)	200,823	158,097	97,774	37,928	4,007
Consolidated, operating square feet (in thousands)	53,628	55,936	39,356	17,182	3,657
Consolidated operating buildings	382	375	253	106	13

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands, except per share data)
Balance Sheet Data:
Net investment in real estate	$2,674,965	$2,707,650	$1,904,411	$732,202	$150,633
Total assets	$2,778,992	$2,848,224	$2,057,695	$784,808	$156,608
Mortgage notes	$649,568	$641,081	$642,242	$142,755	$40,500
Total liabilities	$1,266,538	$1,394,407	$869,307	$203,593	$49,782

Cash Flow Data:
Net cash provided by operating activities	$116,949	$91,714	$66,295	$21,188	$1,700
Net cash used in investing activities	$(3,670)	$(968,761)	$(750,877)	$(560,332)	$(149,948)
Net cash provided by (used in) financing activities	$(106,108)	$805,439	$755,980	$558,587	$152,314

(footnotes on page 37)

	For the Years Ended December 31,
	2007	2006 (2)	2005	2004	2003
	(dollar amounts in thousands, except per share data)
Funds From Operations (3):
Net income (loss)	$40,112	$(158,973)	$(11,960)	$(255)	$347
Real estate related depreciation and amortization	115,465	111,792	72,206	19,273	1,195
Equity in losses of unconsolidated joint ventures	(433)	289	—	—	—
Equity in FFO of unconsolidated joint ventures	2,742	545	—	—	—
(Gain) on dispositions of real estate interests	(30,748)	(9,409)	—	—	—
(Gain) on dispositions of real estate interests related to discontinued operations	(12,125)	(5,187)	—	—	—
Gain on dispositions of non-depreciable assets	12,921	4,244	—	—	—
Gain on sale of non-depreciable real estate interests related to discontinued operations	2,214	—	—	—	—
Minority interest in the operating partnership’s share of the above adjustments	(14,711)	(5,561)	(1,939)	(10)	(7)

Funds from operations attributable to common shares	115,437	(62,260)	58,307	19,008	1,535
FFO attributable to dilutive OP Units	22,180	—	262	10	7

Funds from operations attributable to common shares—diluted	$137,617	$(62,260)	$58,569	$19,018	$1,542

Basic FFO per share	$0.69	$(0.41)	$0.60	$0.50	$0.38
Diluted FFO per share	$0.69	$(0.41)	$0.60	$0.50	$0.38
Funds From Operations adjusted for loss on contract termination and related Internalization expenses(1):
Funds from operations attributable to common shares—diluted	$137,617	$(62,260)	$58,569	$19,018	$1,542
Loss on contract termination and related Internalization expenses, net of minority interest	—	152,025	—	—	—

Funds from operations adjusted for loss on contract termination and related Internalization expenses	$137,617	$89,765	$58,569	$19,018	$1,542

Basic and diluted FFO per share adjusted for loss on contract termination and related Internalization expenses(1):
Basic and diluted FFO per share	$0.69	$(0.41)	$0.60	$0.50	$0.38
Loss on contract termination and related Internalization expenses, net of minority interest	—	1.01	—	—	—

Basic and diluted FFO per share adjusted for loss on contract termination and related Internalization expenses	$0.69	$0.60	$0.60	$0.50	$0.38

(footnotes on page 37)

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands):

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Property NOI(4)	$194,234	$167,949	$90,312	$26,564	$2,278
Institutional capital management and other fees	2,871	1,256	—	—	—
Real estate related depreciation and amortization	(115,400)	(107,753)	(68,291)	(18,649)	(1,195)
General and administrative expenses	(19,547)	(7,861)	(2,794)	(2,097)	(412)
Asset management fees, related party	—	(13,426)	(8,901)	(1,525)	—
Equity in income (losses) of unconsolidated joint ventures, net	433	(289)	—	—	—
Loss on contract termination and other Internalization expenses	—	(173,248)	—	—	—
Interest expense	(61,155)	(66,692)	(28,431)	(5,978)	(385)
Interest income and other	4,666	5,368	3,193	1,408	61
Income taxes	(1,511)	(1,392)	(210)	(275)	—
Minority interests	(584)	22,468	506	—	—

Income (Loss) From Continuing Operations	$4,007	$(173,620)	$(14,616)	$(552)	$347

(1)

We believe that net income (loss), net income (loss) per share, FFO and FFO per share data excluding loss on contract termination and related Internalization expenses is useful supplemental information regarding our operating performance as it allows investors to more easily compare our operating results without taking into account the significant charge that we incurred in the fourth quarter of 2006 in connection with the internalization of our management (see the additional description of the Internalization in Note 14 to our Consolidated Financial Statements).

(2)	Funds from operations for the year ended December 31, 2006 includes a charge for contract termination and related Internalization expenses of $173.2 million.

(3)	See definition of FFO in Item 7. Management’s discussion and analysis on page 60.

(4)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. The Company owns or manages more than 74 million square feet of assets leased to approximately 850 corporate customers, including 11 million square feet managed on behalf of three institutional joint venture partners. Our properties primarily consist of high-quality, generic bulk distribution warehouses and light industrial properties leased to corporate tenants. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 82% of the outstanding equity interests of our operating partnership as of December 31, 2007. We acquired our first property in June 2003 and have built a portfolio of 382 consolidated operating properties through December 31, 2007.

Our primary business objectives are to maximize sustainable long-term growth in earnings and Funds From Operations, or FFO, as defined on page 60, and to maximize total return to our stockholders. In our pursuit of these objectives, we will:

•	actively manage our existing portfolio to maximize operating cash flows;

•	acquire and develop properties in selected markets, including Mexico, including through joint ventures;

•	pursue development opportunities;

•	expand our institutional capital management program; and

•	dispose of assets that no longer fit our investment criteria;

In order to achieve these objectives, we have raised capital through common stock issuances, our operating partnership’s private placement (as more fully described below) and issued and assumed debt, while maintaining a conservative leverage ratio. Prior to October 10, 2006, our day-to-day operations were managed by Dividend Capital Advisors LLC, or our Former Advisor, under the supervision of our board of directors pursuant to the terms and conditions of an advisory agreement with our Former Advisor. On October 10, 2006, our operating partnership acquired our Former Advisor in the transaction we refer to as the Internalization. As a result of the Internalization, we became a self-administered and self-advised REIT, as our Former Advisor is now our wholly-owned subsidiary, and we no longer incur the cost of the advisory fees and other amounts payable under the advisory agreement.

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing additional high-quality properties in major distribution markets, increasing fee revenues from our institutional capital management program, and generating profits from our development activities. In addition, we may recycle our capital by selling assets, contributing assets to joint ventures, funds or other commingled investment vehicles with institutional partners, and acquiring assets in target markets

Although the national real estate credit market has experienced increased volatility and the U.S. economy is softening, we believe that long-term demand for high-quality industrial warehouse space in major distribution markets will remain favorable. We expect near-term operating income from our existing properties to increase through rental rate growth on leases that are expiring and through a moderate increase in average occupancy rates. Additionally, growth in operating earnings should be derived from development and acquisitions in our target markets, which may be offset by disposing or contributing existing properties.

The principal risks to our business plan include:

•	our ability to lease space to customers at rates which provide acceptable returns;

•	our ability to sell or contribute assets at prices we find acceptable which generates funding for our business plan;

•	our ability to locate development opportunities and to successfully develop such properties on time and within budget and then to successfully lease such properties;

•	our ability to attract institutional partners in our institutional capital management program on terms that we find acceptable;

•	our ability to acquire properties that meet our quantitative and qualitative investment criteria; and

•	our ability to retain and attract talented people.

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

•	the continued growth in international trade which necessitates the increased import and export of products in the U.S. and Mexico;

•	the growth or continuing importance of industrial markets located near major transportation hubs including seaports, airports and major intermodal facilities; and

•	continuing advancements in technology and information systems which enhance companies’ abilities to control their investment in inventories.

These key trends may gradually change the characteristics of the facilities needed by our tenants. However, we believe the buildings in our portfolio are designed to be reconfigured and can accommodate gradual changes that may occur.

Our financing needs will depend largely on our ability to acquire or develop properties as the majority of our cash generated from operations will be used for payment of distributions and to finance other activities. We expect the funding of additional cash needs to come from a combination of extending existing maturities of debt, borrowings under our line of credit, new borrowings and/or proceeds from the sale or contribution of properties.

Inflation

Since our formation, inflation has not had a significant impact on us because of the relatively stable inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within six years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

Significant Transactions During 2007

Summary of the year ended December 31, 2007

During 2007, we expanded our institutional capital management program to include two new joint ventures, and proceeds from contributions of properties into joint ventures provided capital for re-deployment into development projects, acquisitions and expansion into Mexico. We entered the Mexico market with the acquisition of eight buildings during 2007. The following further describes certain significant transactions that occurred during the year ended December 31, 2007.

•

Acquisition Activity—During the year ended December 31, 2007, we acquired 27 operating properties located in the United States (11 markets, 4.1 million square feet) and Mexico (four markets, 0.6 million square feet), for a total cost of approximately $221.0 million, which includes acquisition costs. Average occupancy for these 27 operating properties was 84.9% upon acquisition.

•

Disposition Activity—During the year ended December 31, 2007, we disposed of a total of 19 operating properties comprised of approximately 5.9 million square feet in 12 markets with an average occupancy of 99.2%, and one development property comprised of approximately 499,000 square feet. We sold five properties comprised of approximately 788,000 square feet to unrelated third parties for total gross proceeds of approximately $76.1 million, which resulted in a gain of approximately $12.1 million. The remaining 15 properties comprised of approximately 5.6 million square feet were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $290.1 million (see discussion below).

•	Institutional Capital Management

TRT-DCT Industrial Joint Venture I (TRT-DCT Venture I)—During the year ended December 31, 2007, we contributed four properties comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million.

TRT-DCT Industrial Joint Venture II (TRT-DCT Venture II)—During the year ended December 31, 2007, we contributed five properties comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $67.2 million.

DCT/SPF Industrial Operating LLC (JP Morgan Venture)—During the year ended December 31, 2007, we contributed six properties comprised of approximately 2.8 million square feet with a combined gross contribution value of approximately $138.7 million. The JP Morgan Venture also purchased seven properties comprised of approximately 1.8 million square feet directly into the venture.

•	Major Development Activities

Mexico—During the year ended December 31, 2007, construction commenced on six buildings, that we had forward commitments to purchase, comprised of approximately 859,000 square feet located in four submarkets in the metropolitan area of Monterrey, Mexico. During 2007, we acquired one completed, fully leased 107,000 square foot building and terminated the right to acquire one 78,000 square foot building. As of December 31, 2007, two of these buildings were shell-complete, however still subject to a variety of closing conditions, and two were under construction.

SCLA—During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project for the next 12 years (including extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions.

During the year ended December 31, 2007, the SCLA joint venture began construction on four buildings comprised of approximately 926,000 square feet, of which one 408,000 square foot building pre-leased to Newell Rubbermaid was completed during the third quarter of 2007.

Union Center—On November 9, 2007, we acquired approximately 52 acres of vacant land in Cincinnati, Ohio for approximately $3.9 million. Construction commenced immediately on two bulk distribution buildings comprised of 840,000 square feet that are expected to be shell-complete in late 2008.

IDI/DCT, LLC—On November 20, 2007, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer, to acquire approximately 113 acres of land to develop four distribution buildings comprising approximately 1.9 million square feet in Savannah, Georgia, Nashville, Tennessee, Chicago, Illinois, and Stockton, California. The buildings are expected to be shell-completed during 2008 for a total estimated cost of $87.9 million.

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

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, or SFAS No. 141, and amortized to “Rental revenues” over the life of the related leases. Additionally, the unamortized balances of SFAS No. 141 assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including asset acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized on actual expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current, weighted-average borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141. The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues.”

We have certain properties which we have acquired or removed from service with the intention to redevelop the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution through the date the properties are contributed. Land undergoing activities necessary to prepare it for its intended use prior to significant construction activities is classified as pre-development.

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

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting gain or loss, if necessary, is reflected in our Consolidated Statements of Operations during the period in which such sale or retirement occurs.

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently in pre-development, being developed or redeveloped until the building is substantially completed and placed into service, normally not later than one year from cessation of major construction activity. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $1.6 million.

Impairment of Long-Lived Assets

Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. SFAS No. 144 provides that such an evaluation should be performed when events or changes in circumstances indicate such an evaluation is warranted. Examples include the point at which we deem the long-lived asset to be held for sale, downturns in the economy, etc. Impairment of long-lived assets is considered a critical accounting estimate because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements.

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

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Emerging Issues Task Force, or EITF, Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or EITF 04-5, provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and early adoption is not permitted. We are currently evaluating the application of SFAS 160 and its effect on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007), or SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS 141(R) prior to that date. We are currently evaluating the application of SFAS 141(R) and its effect on our Consolidated Financial Statements.

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

Results of Operations

Summary of the year ended December 31, 2007 compared to the year ended December 31, 2006

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. The Company owns or manages more than 74 million square feet of assets leased to approximately 850 corporate customers, including 11 million square feet managed on behalf of three institutional joint venture partners. As of December 31, 2006, we consolidated 379 operating properties (four of which were excluded from continuing operations as they were disposed of as of December 31, 2007) and three development properties. The average square feet in our continuing operations portfolio for the year ended December 31, 2007 increased by approximately 5.3 million to approximately 53.9 million compared to 48.6 million for the same period in 2006, which contributed to the increase in revenues and operating expenses.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the years ended, December 31, 2007 compared to December 31, 2006, respectively (dollar amounts in thousands).

	2007		2006
	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Operating properties in continuing operations (1):
Number of buildings	222	160	223	152
Square feet (in thousands)	45,631	7,997	48,589	7,347
Occupancy at end of period	94.6%	90.4%	93.0%	89.4%
Segment net assets	$1,917,863	$553,072	$2,111,101	$524,836
Rental revenues	$201,643	$55,709	$176,801	$41,080
Property net operating income (2)	$155,428	$38,806	$138,677	$29,272

(1)

Includes 19 operating properties held for contribution as of December 31, 2007, which are included in continuing operations as they do not meet the criteria to be classified as held for sale, in accordance with SFAS No. 144. As of December 31, 2006, four properties were classified as held for contribution.

(2)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Property NOI	$194,234	$167,949
Institutional capital management and other fees	2,871	1,256
Real estate related depreciation and amortization	(115,400)	(107,753)
General and administrative expenses	(19,547)	(7,861)
Asset management fees, related party	—	(13,426)
Equity in income (losses) of unconsolidated joint ventures, net	433	(289)
Loss on contract termination and other Internalization expenses	—	(173,248)
Interest expense	(61,155)	(66,692)
Interest income and other	4,666	5,368
Income taxes	(1,511)	(1,392)
Minority interests	(584)	22,468

Income (Loss) From Continuing Operations	$4,007	$(173,620)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	December 31, 2007	December 31, 2006 (1)
Property type segments:
Bulk distribution	$1,917,863	$2,111,101
Light industrial and other	553,072	524,836

Total segment net assets	2,470,935	2,635,937
Development and redevelopment assets	138,112	47,922
Assets held for sale or disposed assets	—	60,956
Non-segment assets:
Properties in pre-development including land held	25,025	30,863
Non-segment cash and cash equivalents	3,316	3,361
Other non-segment assets (2)	141,604	69,185

Total Assets	$2,778,992	$2,848,224

(1)	Reflects reclassifications for properties classified as discontinued operations at December 31, 2007.

(2)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the Year ended December 31, 2007 compared to the Year ended December 31, 2006

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the year ended December 31, 2007 totaled 244 buildings comprised of approximately 36.8 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2007	2006	$ Change
Rental Revenues
Same store	$167,243	$162,159	$5,084
2007/2006 acquisitions and dispositions, net	84,203	51,968	32,235
Development and redevelopment	1,800	1,499	301
Held for contribution	3,906	567	3,339
Revenues related to early lease terminations, net	200	1,688	(1,488)

Total rental revenues	257,352	217,881	39,471

Rental Expenses and Real Estate Taxes
Same store	40,568	37,701	2,867
2007/2006 acquisitions and dispositions, net	20,843	11,426	9,417
Development and redevelopment	758	618	140
Held for contribution	949	187	762

Total rental expenses and real estate taxes	63,118	49,932	13,186

Property Net Operating Income (1)
Same store	126,675	124,458	2,217
2007/2006 acquisitions and dispositions, net	63,360	40,542	22,818
Development and redevelopment	1,042	881	161
Held for contribution	2,957	380	2,577
Revenues related to early lease terminations, net	200	1,688	(1,488)

Total property net operating income	194,234	167,949	26,285

Other Income
Institutional capital management and other fees	2,871	1,256	1,615
Gain on dispositions of real estate assets	17,827	5,165	12,662
Gain on dispositions of non-depreciated real estate	12,921	4,244	8,677
Equity in income (losses) of unconsolidated joint ventures, net	433	(289)	722
Interest income and other	4,666	5,368	(702)

Total other income	38,718	15,744	22,974

Other Expenses
Real estate related depreciation and amortization	115,400	107,753	7,647
General and administrative expenses	19,547	7,861	11,686
Asset management fees, related party	—	13,426	(13,426)
Loss on contract termination and other related expenses	—	173,248	(173,248)
Income taxes	1,511	1,392	119
Interest expense	61,155	66,692	(5,537)

Total other expenses	197,613	370,372	(172,759)
Minority interests	(5,394)	22,120	(27,514)
Income (loss) from discontinued operations	(1,958)	399	(2,357)
Gain on dispositions of real estate interests, net, classified as discontinued operations	12,125	5,187	6,938

Net income (loss)	$40,112	$(158,973)	$199,085

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure, and a reconciliation of our property net operating income for the years ended December 31, 2007 and 2006 to our reported “Income (Loss) From Continuing Operations” for the years ended December 31, 2007 and 2006, see page 45 above.

Rental Revenues

Rental revenues increased by approximately $39.5 million, or 18%, for the year ended December 31, 2007 compared to the same period in 2006, primarily as a result of the net increase in operating properties due to acquisitions, increased base rent per square foot and increased average occupancy. Our net increase in operating properties was primarily related to our purchase, on June 9, 2006, of a portfolio of 78 buildings comprised of approximately 7.9 million square feet located in eight markets (collectively referred to as the Cal TIA Portfolio). Upon acquisition, this portfolio was 92.2% occupied and its operations were only included in our consolidated operations from the acquisition date forward. Additionally, tenant recovery income increased by $11.7 million for the year ended December 31, 2007 compared to the same period in 2006 primarily due to the increased number of operating properties. Same store rental revenues increased by approximately $5.1 million, or 3%, for the year ended December 31, 2007 compared to the same period in 2006 primarily due to increased base rent per square foot and tenant recovery income, offset in part by slightly lower average occupancy. Revenues during the year ended December 31, 2007 included $2.1 million of net revenue from a lease buyout transaction where the rent pursuant to the lease was significantly below the market rate.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $13.2 million, or 26%, for the year ended December 31, 2007 compared to the same period in 2006, primarily as a result of the increased number of operating properties, as well as higher insurance costs, increased maintenance costs due to winter weather, and higher asset management fees, all of which are generally recoverable from our tenants. Same store rental expenses and real estate taxes increased by approximately $2.9 million, or 8%, for the year ended December 31, 2007 as compared to the same period in 2006, also primarily related to higher insurance costs, increased maintenance costs due to winter weather, and higher asset management fees. Additionally, expenses that are generally not recoverable from our tenants increased approximately $0.6 million.

Other Income

Other income increased by approximately $23.0 million for the year ended December 31, 2007 as compared to the same period in 2006, primarily as a result of an increase of approximately $21.3 million in gains related to dispositions of real estate interests reported in continuing operations and increased institutional capital management and other fees of $1.6 million, offset by a decrease in interest income of $0.7 million due to lower average cash balances. During the year ended December 31, 2007, we disposed of 19 operating properties comprised of approximately 5.9 million square feet, and one development property comprised of approximately 0.5 million square feet. Additionally, upon settlement of a $275.0 million forward-starting swap (see additional discussion in Note 6 to our Consolidated Financial Statements), we recorded a gain of approximately $1.8 million, offset by approximately $0.3 million related to ineffectiveness in “Interest income and other” for the year ended December 31, 2007.

Other Expenses

Real estate related depreciation and amortization increased by approximately $7.6 million for the year ended December 31, 2007 as compared to the same period in 2006, primarily related to increased average depreciable asset balances due to acquisitions, and by increased depreciation expense related to a reduction of the estimated useful lives of certain buildings. The increase in general and administrative expenses of $11.7 million and the decrease in asset management fees of $13.4 million are primarily attributable to the internalization of our management in October 2006, for which we also recognized a one-time charge of $173.2 million during the year ended December 31, 2006. The decrease in interest expense of approximately $5.5 million is primarily attributable to the lower outstanding balance of our financing obligations during the year ended December 31, 2007 compared to the same period in 2006.

Income from Discontinued Operations

Income from discontinued operations increased primarily due to the $12.1 million gain recognized from the sale of properties to unrelated third parties during the year ended December 31, 2007, compared to the $5.2 million gain recognized for the year ended December 31, 2006.

Minority Interest

We owned approximately 82% of our operating partnership as of December 31, 2007 compared to approximately 88% as of December 31, 2006 primarily due to issuance of OP Units to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 8 to our Consolidated Financial Statements for additional information).

Summary of the year ended December 31, 2006 compared to the year ended December 31, 2005

As of December 31, 2006, we consolidated 379 operating properties (four of which are excluded from continuing operations as they were disposed of as of December 31, 2007) and three development properties. As of December 31, 2005, we consolidated 264 operating properties (11 of which are excluded from continuing operations as they were disposed of as of December 31, 2007) and one development property. The average square feet in our continuing operations portfolio for the year ended December 31, 2006 increased by approximately 21.7 million to 48.6 million compared to 26.9 million for the same period in 2005 which contributed to the increase in revenues and operating expenses.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the years ended, December 31, 2006 compared to December 31, 2005, respectively (dollar amounts in thousands).

	2006		2005
Operating properties in continuing operations (1):	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other

Number of buildings	223	152	155	98
Square feet (in thousands)	48,589	7,347	34,110	5,246
Occupancy at end of period	93.0%	89.4%	94.8%	86.9%
Segment net assets	$2,111,101	$524,836	$1,496,335	$329,104
Rental revenues	$176,801	$41,080	$94,901	$22,319
Property net operating income	$138,677	$29,272	$74,444	$15,868

(1)

Includes four operating properties held for contribution as of December 31, 2006, which are included in continuing operations as they do not meet the criteria to be classified as held for sale, in accordance with SFAS No. 144.

The following table is a reconciliation of our property NOI to our reported “Loss From Continuing Operations” for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Property NOI	$167,949	$90,312
Institutional capital management and other fees	1,256	—
Real estate related depreciation and amortization	(107,753)	(68,291)
General and administrative expenses	(7,861)	(2,794)
Asset management fees, related party	(13,426)	(8,901)
Equity in losses of unconsolidated joint ventures, net	(289)	—
Loss on contract termination and other Internalization expenses	(173,248)	—
Interest expense	(66,692)	(28,431)
Interest income and other	5,368	3,193
Income taxes	(1,392)	(210)
Minority interests	22,468	506

Loss from Continuing Operations	$(173,620)	$(14,616)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	December 31, 2006 (1)	December 31, 2005 (1)
Property type segments:
Bulk distribution	$2,111,101	$1,496,335
Light industrial and other	524,836	329,104

Total segment net assets	2,635,937	1,825,439
Development and redevelopment assets	47,922	—
Assets held for sale or disposed assets	60,956	94,129
Non-segment assets:
Properties in pre-development including land held	30,863	8,049
Non-segment cash and cash equivalents	3,361	84,771
Other non-segment assets (2)	69,185	45,307

Total assets	$2,848,224	$2,057,695

(1)	Reflects reclassifications for properties classified as discontinued operations at December 31, 2007.
(2)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the Year ended December 31, 2006 compared to the Year ended December 31, 2005

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the year ended December 31, 2006 totaled 98 buildings comprised of approximately 15.9 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2006	2005	$ Change
Rental Revenues
Same store	$66,711	$67,243	$(532)
2006/2005 acquisitions and dispositions, net	148,954	49,937	99,017
Development and redevelopment	528	—	528
Revenues related to early lease terminations, net	1,688	40	1,648

Total rental revenues	217,881	117,220	100,661

Rental Expenses and Real Estate Taxes
Same store	16,296	16,440	(144)
2006/2005 acquisitions and dispositions, net	33,461	10,455	23,006
Development and redevelopment	175	13	162

Total rental expenses and real estate taxes	49,932	26,908	23,024

Property Net Operating Income (1)
Same store	50,415	50,803	(388)
2006/2005 acquisitions and dispositions	115,493	39,482	76,011
Development and redevelopment, net	353	(13)	366
Revenues related to early lease terminations, net	1,688	40	1,648

Total property net operating income	167,949	90,312	77,637

Other Income
Institutional capital management and other fees	1,256	—	1,256
Gain on dispositions of real estate assets	5,165	—	5,165
Gain on dispositions of non-depreciated real estate	4,244	—	4,244
Equity in losses of unconsolidated joint ventures, net	(289)	—	(289)
Interest income and other	5,368	3,193	2,175

Total other income	15,744	3,193	12,551

Other Expenses
Real estate related depreciation and amortization	107,753	68,291	39,462
General and administrative expenses	7,861	2,794	5,067
Asset management fees, related party	13,426	8,901	4,525
Loss on contract termination and other related expenses	173,248	—	173,248
Income taxes	1,392	210	1,182
Interest expense	66,692	28,431	38,261

Total other expenses	370,372	108,627	261,745
Minority interests	22,120	506	21,614
Income from discontinued operations	399	2,656	(2,257)
Gain on dispositions of real estate interests, net, classified as discontinued operations	5,187	—	5,187

Net loss	$(158,973)	$(11,960)	$(147,013)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure, and a reconciliation of our property net operating income for the years ended December 31, 2006 and 2005 to our reported “Income (Loss) From Continuing Operations” for the years ended December 31, 2006 and 2005, see page 45 above.

Rental Revenues

Rental revenues increased by approximately $100.7 million, or 86%, for the year ended December 31, 2006 compared to the same period in 2005, primarily as a result of the rental revenues generated from an increase in the number of operating properties due to acquisitions. Average square feet in our continuing operations portfolio increased by approximately 21.7 million square feet, or 81%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Same store rental revenues decreased by approximately $0.5 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to slightly lower occupancy. Additionally, revenues related to early lease terminations were approximately $1.7 million for the year ended December 31, 2006 compared to approximately $40,000 for the same period in 2005, after revenue of $3.7 million related to an early lease termination in 2005 was reclassified to discontinued operations.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $23.0 million, or 86%, for the year ended December 31, 2006 compared to the same period in 2005, primarily as a result of acquisitions and higher real estate taxes. Same store rental expenses and real estate taxes decreased by approximately $0.1 million for the year ended December 31, 2006 as compared to the same period in 2005, as increases in property taxes of approximately $0.2 million were offset by decreases in non-recoverable expenses.

Other Income

Other income increased by approximately $12.6 million for the year ended December 31, 2006 as compared to the same period in 2005, primarily as a result of a gain recorded on the disposition of real estate interests of approximately $5.2 million, a gain of approximately $4.2 million recorded in connection with the completion and contribution to a joint venture of a building expansion, an increase in interest income of $2.2 million due to higher average cash balances and institutional capital management and other fees of approximately $1.2 million recognized in 2006.

Other Expenses

Real estate related depreciation and amortization increased by approximately $39.5 million, or 58%, for the year ended December 31, 2006 as compared to the same period in 2005, primarily due to acquisitions. The increase in asset management fees payable to our Former Advisor of approximately $4.5 million was attributable to the aforementioned additional properties, all of which were subject to the 0.75% asset management fee referenced above through the date of the Internalization of our Former Advisor. A loss of approximately $173.2 million was recorded during the year ended December 31, 2006 related to the purchase of our Former Advisor in exchange for 15,111,111 OP Units and the associated termination of contracts with our Former Advisor upon consummation of the Internalization. The increase in interest expense of approximately $38.3 million is primarily attributable to higher average outstanding debt balances and higher financing obligation balances that were outstanding during the year ended December 31, 2006 compared to the same period in 2005.

Income from Discontinued Operations

Income from discontinued operations increased primarily due to the $5.2 million gain on sale of seven properties that we sold to unrelated third parties during the year ended December 31, 2006. No properties were sold during the year ended December 31, 2005.

Minority Interest

We owned approximately 88% of our operating partnership as of December 31, 2006 compared to approximately 99% as of December 31, 2005, primarily due to issuance of OP Units in relation to our Internalization during October 2006, and to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 8 to our Consolidated Financial Statements for additional information).

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including asset contributions and dispositions;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Current cash balances; and

•	Distributions from our institutional capital management program.

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

Cash Flows

During the year ended December 31, 2007 compared to the same period in 2006, our cash provided by operating activities increased $25.2 million, from $91.7 million to $116.9 million, primarily related to increased operating income from our consolidated operating properties, which is affected by rental rates, occupancy levels and operating expenses related to our operating properties.

During the year ended December 31, 2007, our cash used by investing activities decreased compared to the same period in 2006 by approximately $965.1 million, from $968.8 million to $3.7 million, primarily related to $836.1 million less in property acquisitions and $88.5 million more in net proceeds from property dispositions. Additionally, we invested $73.0 million more in our unconsolidated joint ventures in 2007 than 2006, primarily related to the formation of our third institutional joint venture and our investment in SCLA, and loaned approximately $16.0 million to another institutional joint venture. We used $30.8 million less for capital expenditures primarily due to less consolidated development activities and fewer construction projects completed during the year ended December 31, 2007, and the completion of several large projects started in late 2005 during 2006.

During the year ended December 31, 2007, we used $106.1 million for financing activities compared to $805.4 million provided by financing activities during the same period in 2006. We raised approximately $354.2 million from our common stock offerings in 2006 and issued $425.0 million in unsecured debt. In 2007, our cash distributions to our equityholders increased by $85.1 million for the year ended December 31, 2007 compared to the same period in 2006 related to the increase in common stock and OP Units outstanding as of December 31, 2007.

During the year ended December 31, 2006 compared to the same period in 2005, our cash provided by operating activities increased $25.4 million, also primarily related to increased operating income from our consolidated operating properties. Cash used by investing activities increased $217.9 million for the year ended December 31, 2006 compared to the same period in 2005 primarily related to $397.8 million more property acquisitions, offset by $265.6 million more in net proceeds from property dispositions. Cash provided by financing activities increased by $49.5 million for the year ended December 31, 2006 compared to the same period in 2005 primarily related to unsecured debt issuances, offset by $310.0 million in less gross proceeds from the sale of our common stock.

During the year ended December 31, 2007, we paid distributions of $127.0 million, which were satisfied through our existing cash balances, cash provided by operations and short-term borrowings. During the year ended December 31, 2006, we paid cash distributions of approximately $41.8 million, which included the cash portion of distributions declared for the year ended December 31, 2006, and issued $51.7 million in common stock pursuant to our previous distribution reinvestment plan.

Sales of Common Stock

In December 2006, we completed a listing on the NYSE issuing 16.3 million shares for net proceeds of approximately $185.3 million, before expenses of $3.7 million. Additionally during 2006, we raised approximately $137.3 million of net proceeds from the sale of our common stock in connection with our fourth continuous public offering, which we closed on January 23, 2006. Additionally we sold 88,889 shares in October 2006. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our prior continuous public offerings. Although we closed the primary offering component of our fourth continuous public offering, we continued to offer shares through our distribution reinvestment plan through our 2006 third quarter distribution, which resulted in the issuance of 5.2 million shares or $51.7 million of dividends reinvested during the year ended December 31, 2006. Our former distribution reinvestment plan was terminated on December 23, 2006. In April 2007, we began offering shares of our common stock through our new dividend reinvestment plan, although all of the shares issued under the plan through December 31, 2007 were acquired in the open market.

Institutional Capital Management

Property contributions to institutional joint ventures enable us to recycle capital while maintaining a long-term ownership interest in contributed properties. This business strategy also provides liquidity to fund future activities and generates revenues from asset management fees, and we may earn additional fees and incentives by providing other services including, but not limited to, acquisition, development, construction management and leasing.

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

The sales of the TIC Interests were included in “Financing obligations” in our Consolidated Balance Sheets pursuant to SFAS No. 98, Accounting for Leases, or SFAS No. 98. We have leased the TIC Interests sold to unrelated third parties, and in accordance with SFAS No. 98, a portion of the rental payments made to third parties under the lease agreements are recognized as a reduction to the related financing obligation and a portion is recognized as interest expense using the interest method.

During the years ended December 31, 2007, 2006 and 2005, we incurred approximately $4.9 million, $13.3 million and $3.9 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. Included in “Interest expense” was approximately $4.3 million, $11.0 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, of interest expense related to the financing obligations. We had one remaining lease agreement in place as of December 31, 2007 which expires in August 2021.

During the year ended December 31, 2007, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in 22 industrial properties located in Tennessee, Indiana and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 14.6 million OP Units valued at approximately $158.6 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed $14.9 million of a secured note with an interest rate of 5.0% that was previously reflected in “Financing obligations” in our Consolidated Balance Sheets. Subsequent to December 31, 2007, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million OP Units valued at approximately $14.8 million.

The following table sets forth the five year, future minimum rental payments due to third parties under the remaining lease agreement (amounts are in thousands):

Year Ended December 31:	Amount
2008	$1,468
2009	1,468
2010	1,556
2011	1,641
2012	1,641
Thereafter	14,209

Total	$21,983

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales (“Nexxus”) to acquire six newly constructed buildings totaling approximately 859,000 square feet. The six buildings will be located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligate us to acquire each of the facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Timing on closing under the purchase obligations depends on leasing at each building prior to building completion. During 2007, we sold our interests in one of the six buildings and purchased one of the remaining five buildings. Our aggregate purchase price for the remaining four facilities is no less than $25.6 million and increases if buildings are leased prior to closing. As of December 31, 2007, two of these buildings were shell-complete, however still subject to a variety of closing conditions, and two were under construction. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with six separate letters of credit aggregating $33.8 million to secure our future performance under the forward purchase commitments, all subject to a variety of construction and site related conditions. During 2007, we began an expansion of the building acquired and have provided Nexxus with an additional letter of credit for $3.8 million related to the expansion. Subsequent to December 31, 2007, two of the outstanding letters of credit, related to the building sold and the building acquired, were settled. Closing on the remaining individual buildings is expected to occur in 2008.

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

During the year ended December 31, 2007, our board of directors declared distributions to stockholders totaling approximately $129.4 million, including distributions to OP unitholders. During the same period of 2006, our board of directors declared distributions to stockholders totaling approximately $103.5 million, including distributions to OP unitholders. During the year ended December 31, 2007, we paid distributions using existing cash balances and short-term borrowings.

Outstanding Indebtedness

As of December 31, 2007, our outstanding indebtedness consisted of secured mortgage debt, unsecured notes and an unsecured revolving credit facility (“line of credit”) and totaled approximately $1.2 billion, excluding $86.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2007, the historical cost of all our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt was approximately $1.3 billion. Our debt has various covenants and we were in compliance with all of these covenants as of December 31, 2007.

All of these notes require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service. During 2008, we expect to refinance our maturing debt through a combination of extending existing maturities, borrowings under our line of credit and/or new borrowings. During the years ended December 31, 2007 and 2006, our debt service, including principal and interest, totaled $76.1 million and $73.5 million, respectively.

To manage interest rate risk for forecasted refinancing of fixed-rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. As of December 31, 2007, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Forward-starting swap	$25,000	5.298%	2/2008	2/2018
Forward-starting swap	$36,000	5.312%	7/2008	7/2018
Forward-starting swap	$26,000	5.364%	1/2010	1/2020
Forward-starting swap	$90,000	5.430%	6/2012	6/2022

Lines of Credit

In December 2006, we amended our senior unsecured revolving credit facility with a syndicated group of banks, increasing the total capacity from $250.0 million to $300.0 million and extending the maturity date from December 2008 to December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, and secured indebtedness. As of December 31, 2007 and 2006, we were in compliance with all of these covenants. As of December 31, 2007 and 2006, $82.0 million and $34.3 million, respectively, were outstanding under this facility.

Debt Issuances

There were no new debt issuances during the year ended December 31, 2007. In June 2006, we issued, on a private basis, $275.0 million of senior unsecured notes requiring monthly interest-only payments at a variable interest rate of LIBOR plus 0.73% which mature in June 2008. In conjunction with this transaction, we entered into a $275.0 million swap to mitigate the effect of potential changes in LIBOR. This swap expired in February 2007. See Note 6 to our Consolidated Financial Statements for additional information regarding our hedging transactions. In April 2006, we issued, on a private basis, $50.0 million of senior unsecured notes with a fixed interest rate of 5.53% which mature in April 2011, and $50.0 million of senior unsecured notes with a fixed interest rate of 5.77% which mature in April 2016. These notes require quarterly interest-only payments until maturity at which time a lump sum payment is due. In January 2006, we issued, on a private basis, $50.0 million of senior unsecured notes requiring quarterly interest-only payments at a fixed interest rate of 5.68% which mature in January 2014. The proceeds from these note issuances were primarily used to fund acquisitions of properties.

During the year ended December 31, 2007, we assumed secured, non-recourse notes with a total outstanding balance of approximately $15.2 million in connection with two property acquisitions. These assumed notes bear interest at fixed rates ranging from 5.75% to 6.04% and require monthly payments of principal and interest. The maturity dates of the assumed notes range from January 2013 to August 2025. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a discount of approximately $418,000, which is amortized to interest expense over the remaining life of the underlying notes. Additionally, during the year ended December 31, 2007, we contributed a property with an outstanding note balance of approximately $5.6 million, which was assumed by the joint venture.

During the year ended December 31, 2006, we assumed secured, non-recourse notes with a total outstanding balance of approximately $18.1 million in connection with four property acquisitions. These assumed notes bear interest at fixed and variable rates ranging from 5.25% to 7.48% and require monthly payments of either interest, or principal and interest. The maturity dates of the assumed notes range from August 2011 to January 2016. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $455,000, which is amortized to interest expense over the remaining life of the underlying notes.

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2007 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
2008	$275,000	(1)	$70,403	$—	$345,403
2009	—		7,923	—	7,923
2010	—		58,512	82,000	140,512
2011	50,000		233,028	—	283,028
2012	—		169,850	—	169,850
Thereafter	100,000		104,222	—	204,222

Total	$425,000		$643,938	$82,000	$1,150,938

(1)

During June 2006, we issued $275.0 million of variable rate, senior unsecured notes. In conjunction with this transaction, we entered into a LIBOR-based swap which fixed the interest rate associated with these notes until February 2007. Additionally, in June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate our risk of future interest rate fluctuations through October 2007.

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our indebtedness will not exceed 60% of our total market capitalization at the time of incurrence. Our total market capitalization is defined as the sum of the market value of our outstanding shares of common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of restricted stock that we will issue to certain of our officers under our long-term incentive plan, plus the aggregate value of OP Units not owned by us, plus the book value of our total consolidated indebtedness and our pro rata share of debt related to unconsolidated joint ventures. Since this ratio is based, in part, upon market values of equity, it will fluctuate with changes in the price of our shares of common stock; however, we believe that this ratio provides an appropriate indication of leverage for a company whose assets are primarily real estate. As of December 31, 2007, our debt to total market capitalization ratio was 39.3%. Our charter and our bylaws do not limit the amount or percentage of indebtedness that we may incur. We are, however, subject to certain leverage limitations pursuant to the restrictive covenants of our outstanding indebtedness. Our board of directors may from time to time modify our debt policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2007, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest	$1,360,751	$399,183	$233,891	$497,900	$229,777
Operating lease commitments	1,637	454	764	419	—
Ground lease commitments(2)	7,008	174	408	424	6,002
Operating lease related to our partnership’s private placement(3)	21,983	1,468	3,024	3,282	14,209
Purchase obligations(4)	137,701	58,349	79,352	—	—

Total	$1,529,080	$459,628	$317,439	$502,025	$249,988

(1)

From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term, are cancellable within 90 days and are not included in the table above.

(2)	Three of our buildings totaling approximately 743,000 square feet are under ground leases.

(3)

As of December 31, 2007, we had one operating lease obligation, which was in connection with our operating partnership’s private placement. Subsequent to December 31, 2007, this obligation was settled with the issuance of approximately 1.6 million OP Units.

(4)	As of December 31, 2007, we had seven letters of credit outstanding, and on-going construction commitments of approximately $101.1 million

Off-Balance Sheet Arrangements

As of December 31, 2007 and December 31, 2006, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein. In addition to operating leases, we have $37.6 million of outstanding letters of credit and we own interests in unconsolidated joint ventures. Based on the provisions of certain joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes (for additional information, see Note 2 to our Consolidated Financial Statements). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except for during June 2007, a wholly owned, consolidated subsidiary issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Industrial Joint Venture I. The note is guaranteed by us until all related obligations are satisfied. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is generally limited to this note and the carrying amounts of our investments in the unconsolidated joint ventures, which were $102.8 million and $42.3 million as of December 31, 2007 and December 31, 2006, respectively. We have, however, made certain non-recourse guarantees (referred to as standard non-recourse carve outs) with respect to certain debt issuances by these joint ventures, which, under certain limited circumstances, may become full-recourse guarantees.

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

The following table presents the calculation of our FFO reconciled from net income for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	For The Years Ended December 31,
	2007	2006	2005
Net income (loss) attributable to common shares	$40,112	$(158,973)	$(11,960)
Adjustments:
Real estate related depreciation and amortization	115,465	111,792	72,206
Equity in (income) losses of unconsolidated joint ventures, net	(433)	289	—
Equity in FFO of unconsolidated joint ventures	2,742	545	—
(Gain) on dispositions of real estate interests	(30,748)	(9,409)	—
(Gain) on dispositions of real estate interests related to discontinued operations	(12,125)	(5,187)	—
Gain on dispositions of non-depreciated real estate	15,135	4,244	—
Minority interest in the operating partnership’s share of the above adjustments	(14,711)	(5,561)	(1,939)

Funds from operations attributable to common shares—basic	115,437	(62,260)	58,307
FFO attributable to dilutive OP Units	22,180	—	262

Funds from operations attributable to common shares—diluted	$137,617	$(62,260)	$58,569

Basic FFO per common share	$0.69	$(0.41)	$0.60
Diluted FFO per common share	$0.69	$(0.41)	$0.60

Weighted average common shares outstanding:
Basic	168,358	150,320	97,333
Dilutive OP Units	32,465	—	441

Diluted	200,823	150,320	97,774

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a fixed interest rate for a limited, pre-determined period of time. During the years ended December 31, 2007 and 2006, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2008 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2007, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Forward-starting swap	$25,000	5.298%	2/2008	2/2018
Forward-starting swap	$36,000	5.312%	7/2008	7/2018
Forward-starting swap	$26,000	5.364%	1/2010	1/2020
Forward-starting swap	$90,000	5.430%	6/2012	6/2022

As of December 31, 2007, derivatives with a negative fair value of $4.4 million were included in “Other liabilities” in our Consolidated Balance Sheets. As of December 31, 2006, derivatives with a negative fair value of $9.3 million were included in “Other liabilities” in our Consolidated Balance Sheets. For the year ended December 31, 2007, a loss of $0.3 million was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. For the year ended December 31, 2006, a loss of approximately $11,000 was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. The net assets associated with these derivatives would decrease approximately $6.7 million if the market interest rate of the referenced swap index were to decrease 10% (or 50 basis points) based upon the prevailing market rate as of December 31, 2007.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2007, we had approximately $382.2 million of variable rate debt outstanding indexed to LIBOR and U.S. treasury rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10% (or 59 basis points), our interest expense for the year ended December 31, 2007 would have increased by approximately $1.9 million. Additionally, if weighted average interest rates on our fixed rate debt were to change by 1% due to refinancing, interest expense would change by approximately $8.0 million.

As of December 31, 2007, the estimated fair value of our debt was approximately $1.2 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARTY DATA

See “Index to Financial Statements” on Page 66 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2007, the end of the period covered by this annual report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In addition, management is required to report their assessment, including their evaluation criteria, on the design and operating effectiveness of our internal control over financial reporting in this Form 10-K.

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2007, management conducted an assessment of the internal control over financial reporting reflected in the financial statements, based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm. Their report appears in Item 8.

Limitation of the Effectiveness of controls

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2008 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2008 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2008 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2008 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2008 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page 66 are filed as a part of this report.

2. Financial Statement Schedules.

The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on Page 66. All other financial statement schedules are not applicable.

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

Date: February 29, 2008

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WATTLES	Executive Chairman and Director	February 29, 2008
Thomas G. Wattles

/s/ PHILIP L. HAWKINS	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
Philip L. Hawkins

/s/ STUART B. BROWN Stuart B. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008

/s/ PHILLIP R. ALTINGER	Director	February 29, 2008
Phillip R. Altinger

/s/ THOMAS F. AUGUST	Director	February 29, 2008
Thomas F. August

/s/ JOHN S. GATES, JR.	Director	February 29, 2008
John S. Gates, Jr.

/s/ TRIPP H. HARDIN, III	Director	February 29, 2008
Tripp H. Hardin, III

/s/ JAMES R. MULVIHILL	Director	February 29, 2008
James R. Mulvihill

/s/ JOHN C. O’KEEFFE	Director	February 29, 2008
John C. O’Keeffe

/s/ BRUCE L. WARWICK	Director	February 29, 2008
Bruce L. Warwick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DCT Industrial Trust Inc.:

We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DCT Industrial Trust Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DCT Industrial Trust Inc.:

We have audited DCT Industrial Trust Inc.’s internal control over financial reporting as of December 31, 2007, based on, criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DCT Industrial Trust Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, DCT Industrial Trust Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DCT Industrial Trust Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

February 29, 2008

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,
	2007	2006
ASSETS
Land	$519,584	$513,143
Buildings and improvements	2,139,961	2,120,821
Intangible lease assets	188,079	198,222
Construction in progress	35,282	32,702

Total Investment in Properties	2,882,906	2,864,888
Less accumulated depreciation and amortization	(310,691)	(199,574)

Net Investment in Properties	2,572,215	2,665,314
Investments in and advances to unconsolidated joint ventures	102,750	42,336

Net Investment in Real Estate	2,674,965	2,707,650
Cash and cash equivalents	30,481	23,310
Notes receivable	27,398	9,205
Deferred loan costs, net	4,828	6,175
Deferred loan costs – financing obligations, net	1,345	16,467
Straight-line rent and other receivables	26,879	17,137
Other assets, net	13,096	26,385
Assets held for sale	—	41,895

Total Assets	$2,778,992	$2,848,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$31,267	$27,149
Distributions payable	32,994	30,777
Tenant prepaids and security deposits	13,896	12,329
Other liabilities	8,117	14,135
Intangible lease liability, net	9,022	17,595
Lines of credit	82,000	34,278
Senior unsecured notes	425,000	425,000
Mortgage notes	649,568	641,081
Financing obligations	14,674	191,787
Liabilities related to assets held for sale	—	276

Total Liabilities	1,266,538	1,394,407

Minority interests	349,782	225,790
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 168,379,863 and 168,354,596 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,684	1,684
Additional paid-in capital	1,593,165	1,595,808
Distributions in excess of earnings	(426,210)	(358,006)
Accumulated other comprehensive loss	(5,967)	(11,459)

Total Stockholders’ Equity	1,162,672	1,228,027

Total Liabilities and Stockholders’ Equity	$2,778,992	$2,848,224

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share information)

	2007	2006	2005
REVENUES:
Rental revenues	$257,352	$217,881	$117,220
Institutional capital management and other fees	2,871	1,256	—

Total Revenues	260,223	219,137	117,220

OPERATING EXPENSES:
Rental expenses	30,661	22,953	12,474
Real estate taxes	32,457	26,979	14,434
Real estate related depreciation and amortization	115,400	107,753	68,291
General and administrative	19,547	7,861	2,794
Asset management fees, related party	—	13,426	8,901

Total Operating Expenses	198,065	178,972	106,894

Operating Income	62,158	40,165	10,326

OTHER INCOME AND EXPENSE:
Equity in income (losses) of unconsolidated joint ventures, net	433	(289)	—
Loss on contract termination and related Internalization expenses	—	(173,248)	—
Interest expense	(61,155)	(66,692)	(28,431)
Interest income and other	4,666	5,368	3,193
Income taxes	(1,511)	(1,392)	(210)

Income (Loss) Before Minority Interests	4,591	(196,088)	(15,122)

Minority interests	(584)	22,468	506

Income (Loss) From Continuing Operations	4,007	(173,620)	(14,616)
Income from discontinued operations	10,167	5,586	2,656

Income (Loss) Before Gain (Loss) On Dispositions of Real Estate Interests	14,174	(168,034)	(11,960)
Gain on dispositions of real estate interests, net of minority interest	25,938	9,061	—

NET INCOME (LOSS)	$40,112	$(158,973)	$(11,960)

INCOME (LOSS) PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$0.03	$(1.16)	$(0.15)
Income from discontinued operations	0.06	0.04	0.03
Gain on dispositions of real estate interests, net of minority interest	0.15	0.06	—

Net Income (Loss)	$0.24	$(1.06)	$(0.12)

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Income (Loss) From Continuing Operations	$0.03	$(1.16)	$(0.15)
Income from discontinued operations	0.06	0.04	0.03
Gain on dispositions of real estate interests, net of minority interest	0.15	0.06	—

Net Income (Loss)	$0.24	$(1.06)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	168,358	150,320	97,333

Diluted	200,823	150,320	97,333

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

And Comprehensive Income (Loss)

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2004	67,720	$677	$611,441	$(26,636)	$(4,268)	$581,214
Comprehensive loss:
Net loss	—	—	—	(11,960)	—	(11,960)
Net unrealized gain on cash flow hedging derivatives	—	—	—	—	965	965

Amortization of cash flow hedging derivatives	—	—	—	—	514	514
Comprehensive loss						(10,481)
Issuance of common stock, net of offering costs	66,457	665	632,954	—	—	633,619
Redemption of common stock	(970)	(10)	(9,268)	—	—	(9,278)
Amortization of stock-based compensation	—	—	29	—	—	29
Distributions on common stock	—	—	—	(62,292)	—	(62,292)

Balance as of December 31, 2005	133,207	1,332	1,235,156	(100,888)	(2,789)	1,132,811

Comprehensive loss:
Net loss	—	—	—	(158,973)	—	(158,973)
Net unrealized loss on cash flow hedging derivatives	—	—	—	—	(9,302)	(9,302)
Amortization of cash flow hedging derivatives	—	—	—	—	632	632

Comprehensive loss						(167,643)
Issuance of common stock, net of offering costs	36,478	365	373,429	—	—	373,794
Redemption of common stock	(1,330)	(13)	(12,898)	—	—	(12,911)
Amortization of stock-based compensation	—	—	121	—	—	121
Distributions on common stock	—	—	—	(98,145)	—	(98,145)

Balance as of December 31, 2006	168,355	$1,684	$1,595,808	$(358,006)	$(11,459)	$1,228,027

Cumulative impact of change in accounting for uncertainty in income taxes (FIN 48 – see Note 2)	—	—	—	(500)	—	(500)
Comprehensive income:
Net income	—	—	—	40,112	—	40,112
Net unrealized gain on cash flow hedging derivatives	—	—	—	—	4,558	4,558
Settled hedges					327	327
Amortization of cash flow hedging derivatives	—	—	—	—	607	607

Comprehensive income	—	—	—	—	—	45,604
Issuance of common stock, net of offering costs	25	—	(1,437)	—	—	(1,437)
Amortization of stock-based compensation	—	—	675	—	—	675
Premium related to redemptions of OP Units	—	—	(1,881)	—	—	(1,881)
Distributions on common stock	—	—	—	(107,816)	—	(107,816)

Balance as of December 31, 2007	168,380	$1,684	$1,593,165	$(426,210)	$(5,967)	$1,162,672

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$40,112	$(158,973)	$(11,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	7,216	(21,399)	(526)
Real estate related depreciation and amortization	115,465	111,792	71,023
Gain on dispositions of real estate interests	(27,738)	(10,352)	—
Gain on dispositions of non-depreciated real estate	(15,135)	(4,244)	—
(Gain) loss on hedging activities	(1,458)	11	(108)
Distributions of earnings from unconsolidated joint ventures	1,432	377	—
Equity in income (losses) of unconsolidated joint ventures, net, and other	(6,880)	(1,300)	(1,897)
Loss on contract termination and related Internalization	—	173,248	—
Changes in operating assets and liabilities:
Other receivables and other assets	(1,111)	(2,229)	(5,624)
Accounts payable, accrued expenses and other liabilities	5,046	4,783	15,387

Net cash provided by operating activities	116,949	91,714	66,295

INVESTING ACTIVITIES:
Real estate acquisitions	(222,811)	(1,058,880)	(661,098)
Capital expenditures and development activities	(56,634)	(87,425)	(89,224)
Decrease (increase) in deferred acquisition costs and deposits	11,776	(11,342)	2,552
Proceeds from dispositions of real estate investments	354,065	265,593	—
Investments in unconsolidated joint ventures	(111,062)	(38,041)	—
Purchase of minority interest in consolidated affiliate	—	(39,123)	—
Distributions from investments in unconsolidated joint ventures	39,477	—	—
Originations of notes receivable	(18,256)	(1,200)	(5,585)
Other investing activities	(225)	1,657	2,478

Net cash used in investing activities	(3,670)	(968,761)	(750,877)

FINANCING ACTIVITIES:
Net proceeds from lines of credit	47,722	34,262	12
Proceeds from issuance of unsecured notes	—	425,000	—
Proceeds from issuance of mortgage notes	—	—	60,926
Principal payments on mortgage notes	(13,331)	(17,673)	(2,852)
Proceeds from issuance of financing obligations	—	121,322	145,332
Principal payments on financing obligations	(6,005)	(12,349)	(5,287)
Increase in deferred loan costs	(141)	(1,490)	(3,893)
Increase in deferred loan costs – financing obligations	—	(12,297)	(11,419)
Proceeds from sale of common stock	—	354,202	664,200
Offering costs for issuance of common stock and OP Units	(3,061)	(28,349)	(60,874)
Redemption of common stock	—	(16,802)	(5,387)
Redemption of OP Units	(6,190)	—	—
Settlement of cash flow hedging derivative	1,544	—	(467)
Distributions to common stockholders	(107,540)	(39,101)	(23,849)
Distributions to minority interests	(19,431)	(2,728)	(462)
Contributions from minority interests	325	1,442	—

Net cash provided by (used in) financing activities	(106,108)	805,439	755,980

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,171	(71,608)	71,398
CASH AND CASH EQUIVALENTS, beginning of period	23,310	94,918	23,520

CASH AND CASH EQUIVALENTS, end of period	$30,481	$23,310	$94,918

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$68,832	$65,189	$22,751
Amount issued in common stock pursuant to the distribution reinvestment plan	$—	$51,726	$28,561

Issuance of OP Units related to Internalization (See Note 14)	$—	$169,975	$—
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 8)	$156,222	$73,107	$18,344
Assumption of debt in connection with purchase of TIC Interests (see Note 8)	$14,886	$—	$—

Assumption of secured debt in connection with real estate acquired	$15,172	$18,112	$434,073

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (our “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of December 31, 2007, we owned interests in, or managed, 448 industrial real estate buildings comprised of approximately 74.4 million square feet. Our portfolio of consolidated operating properties included 382 industrial real estate buildings, which consisted of 222 bulk distribution properties, 118 light industrial properties and 42 service center properties comprised of approximately 53.6 million square feet. Our portfolio of 382 consolidated operating properties was 94.0% occupied as of December 31, 2007. As of December 31, 2007, we also consolidated ten development properties and five redevelopment properties. In addition, as of December 31, 2007, we had ownership interests ranging from 10% to 20% in 32 unconsolidated properties in institutional joint ventures, or funds, comprised of approximately 11.2 million square feet, and investments in two unconsolidated operating properties and ten unconsolidated development joint venture properties. We managed seven properties where we had no ownership interests.

Internalization and correction of an immaterial error in previously reported 2006 amounts

As of October 10, 2006, we became a self-administered and self-advised REIT. We refer to this transaction as the “Internalization” (see the additional description of the Internalization in Note 14). In our 2006 Consolidated Financial Statements, we incorrectly concluded the Internalization was within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and Emerging Issues Task Force (“EITF”) Issue No. 04-1, Accounting for Preexisting Relationships between Parties to a Business Combination (“EITF 04-1”). We have reevaluated whether the acquisition of our Former Advisor constituted a business pursuant to EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”), and concluded that the acquired assets and activities were not a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. In accordance with EITF 98-3, we evaluated the acquired inputs, processes applied to those inputs, and the resulting outputs and concluded that the acquired assets and activities lack the ability to sustain an independent revenue stream and therefore did not constitute a business. As a result of our conclusion that the Former Advisor did not constitute a business pursuant to EITF 98-3, the transaction is not within the scope of SFAS No. 141 or EITF 04-1.

Therefore, we have corrected our Consolidated Financial Statements as of, and for the year ended December 31, 2006. As a result of the correction, our “Loss on contract termination and related Internalization expenses” increased by $1.1 million, or approximately $0.01 per share, for the year ended December 31, 2006, our “Other assets, net” decreased by $1.3 million for the correction to goodwill, our “Accounts payable and accrued expenses” decreased by $192,000 and our “Minority interests” decreased by $130,000, as of December 31, 2006. The Company believes that the effect of this correction is not material, either quantitatively or qualitatively to our 2006 Consolidated Financial Statements. The difference between the consideration paid and the net assets acquired from the Former Advisor has been treated as a cost to terminate the Advisory Agreement.

The following table presents the impact of the correction discussed above (in thousands):

	As Previously Reported	As Corrected
Other assets, net	$27,637	$26,385
Accounts payable and accrued expenses	$27,341	$27,149
Minority interests	$225,920	$225,790
Loss on contract termination and related Internalization expenses	$(172,188)	$(173,248)

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

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.

Reclassifications

Certain items in our Consolidated Financial Statements for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

Use of Estimates

The preparation of our Consolidated Financial Statements in accordance with U.S generally accepted accounting principals (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including asset acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized on actual expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current, weighted-average borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141. The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with customer relationships and in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues.”

We have certain properties which we have acquired or removed from service with the intention to redevelop the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution through the date the properties are contributed. Land undergoing activities necessary to prepare it for its intended use prior to significant construction activities is classified as pre-development.

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

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting gain or loss, if necessary, is reflected in our Consolidated Statements of Operations during the period in which such sale or retirement occurs.

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently in pre-development, being developed or redeveloped until the building is substantially completed and placed into service, normally not later than one year from cessation of major construction activity.

During the year ended December 31, 2007, the estimated useful lives of certain buildings were reduced based on facts specific to each building. The reduction in the estimated useful lives resulted in increased depreciation expense and decreased “Income (Loss) From Continuing Operations” and “Net Income (Loss)” of approximately $2.1 million, or $0.01 per share, for the year ended December 31, 2007.

Impairment of Long-Lived Assets

Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 provides that such an evaluation should be performed when events or changes in circumstances indicate such an evaluation is warranted. Examples include the point at which we deem the long-lived asset to be held for sale, downturns in the economy, etc. Impairment of long-lived assets is considered a critical accounting estimate because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements.

Discontinued Operations

In accordance with SFAS No. 144, we classify certain properties and related assets and liabilities as held for sale when certain criteria are met (see Note 17 for additional information). At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell. The operating results of such properties are presented in “Income from discontinued operations” in current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in “Income from discontinued operations.” The net gain on sale and any impairment losses are presented in “Income from discontinued operations” when recognized.

Equity Method Investments

We present investments in unconsolidated joint ventures under the equity method. The equity method is used when we have the ability to exercise significant influence over the operating and financial policies of a joint venture but do not control the joint venture. Under the equity method, these investments (including advances to joint ventures) are initially recorded in our Consolidated Balance Sheets at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture in accordance with SFAS No. 66, Accounting for Sales of Real Estate, if the recognition criteria have been met. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests, net of minority interest.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in income (losses) of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in such cash investments or accounts and believe that we are not exposed to any significant credit risk.

Restricted Cash

Restricted cash includes cash held in escrow in connection with property acquisitions, utility deposits, real estate tax payments and issuance of mortgage debt, and is included in “Other assets, net” in our Consolidated Balance Sheets.

Notes Receivable

As of December 31, 2007 and 2006, we had approximately $27.4 million and $9.2 million in notes receivable outstanding. The interest rates on these notes range from approximately 6% to 10%, and the notes mature on dates ranging from January 2008 to July 2014. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Industrial Joint Venture I. Interest is due monthly on the unpaid balance. For the years ended December 31, 2007, 2006 and 2005, we recognized interest income from notes receivable of approximately $1.4 million, $0.9 million and $0.8 million, respectively, which is recognized to the extent of outside ownership. All costs associated with executing these notes have been capitalized as deferred loan costs and are included in “Deferred loan costs, net” in our Consolidated Balance Sheets. Such costs are amortized as a reduction in interest income over the term of the applicable outstanding notes receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $6.2 million, $5.2 million and $2.9 million as of December 31, 2007, 2006 and 2005, respectively. Unamortized deferred loan costs are written off if debt is retired before the maturity date.

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests in certain of our properties to accredited investors in a private placement. During the year ended December 31, 2006 and 2005, our partnership incurred upfront costs of approximately $12.0 million and $11.6 million, respectively, payable to our Former Advisor and other affiliates for affecting transactions pursuant to our partnership’s private placement, which are accounted for as deferred loan costs. Such deferred loan costs are included in our Consolidated Balance Sheets and amortized to “Interest expense” over the life of the financing obligation (see Note 8 for additional information). As described in Note 8, if our partnership elects to exercise any purchase option and issue limited partnership units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interest as a selling cost of the limited partnership units. If our partnership does not elect to exercise any such purchase option, we will continue to account for these transactions as a financing obligation because we will continue to sub-lease 100% of the properties and will therefore not meet the definition of “active use” set forth in SFAS No. 98, Accounting for Leases (“SFAS No. 98”).

Debt

Debt consists of fixed and variable rate secured mortgage debt, senior unsecured notes, and a senior unsecured revolving credit facility. Pursuant to SFAS No. 141, our fixed rate secured mortgage debt assumed in connection with our acquisition activities includes a premium or discount for the difference between the fair value and face value of assumed notes at the date of acquisition, and is amortized to interest expense over the remaining life of the underlying notes. The aggregated premium balances, net of accumulated amortization, were approximately $5.6 million and $8.3 million as of December 31, 2007 and 2006, respectively.

Costs of Raising Capital

Costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity.

Comprehensive Income (Loss)

We report comprehensive income (loss) in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Amounts reported in “Accumulated Other Comprehensive Loss” related to hedging transactions will be amortized to “Interest expense” over the life of our hedged debt issuances. Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions is reported in our Consolidated Statements of Operations. See Note 6 for additional information.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives in our Consolidated Balance Sheets at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative. Derivatives used to hedge our exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk are considered “fair value” hedges. Derivatives used to hedge our exposure to variability in expected future interest payments, or other types of forecasted transactions, are considered “cash flow” hedges.

As of December 31, 2007, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the changes in the fair value of the derivative that represents changes in expected future cash flows which are effectively hedged by the derivative are initially reported as other comprehensive income (loss) in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (i.e., not included in earnings) until the derivative is settled. Upon settlement, the effective portion of the hedge is recognized as other comprehensive income (loss) and amortized over the term of the designated cash flow or transaction the derivative was intended to hedge. The change in value of any derivative that is deemed to be ineffective is charged directly to earnings when the determination of ineffectiveness is made. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. We do not use derivatives for trading or speculative purposes.

Our objective in using derivatives is to add stability to future interest expense and to manage our exposure to interest rate volatility associated with our forecasted debt issuances and certain variable rate borrowings. To accomplish this objective, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the years ended December 31, 2007, 2006 and 2005, such derivatives were used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancings of existing debt upon maturity.

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico. Gains or losses are included in results of operations when transactions denominated in a currency other than the entity’s functional currency are settled, and are based upon the exchange rate in effect when the transactions were initiated. Foreign currency gains and losses were not material to our results of operations for the year ended December 31, 2007, and we had no such gains or losses for the years ended December 31, 2006 or 2005.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the years ended December 31, 2007, 2006 and 2005, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $5.7 million, $7.7 million and $5.1 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the years ended December 31, 2007, 2006 and 2005 was $49.4 million, $37.7 million and $20.5 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141, and amortized to “Rental revenues” over the life of the related leases. Additionally, the unamortized balances of SFAS No. 141 assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. For the year ended December 31, 2007, the total net increase to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was approximately $1.3 million, while the total net decrease to “Rental revenues” for the years ended December 31, 2006 and 2005 was approximately $1.3 million and $2.3 million, respectively.

Future minimum base rental payments due to us from our tenants under non-cancelable operating leases in effect as of December 31, 2007 were as follows (in thousands):

Year Ended December 31,	Amount

2008	$189,002
2009	151,917
2010	114,848
2011	81,594
2012	59,750
Thereafter	89,047

Total	$686,158

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements. Additionally, leases where the tenant can terminate the lease with 30 days notice are not included.

Early lease termination fees are recorded in “Rental revenues” when such amounts are earned. During the years ended December 31, 2007, 2006 and 2005, revenues associated with early lease termination fees, including amounts reported from discontinued operations, were approximately $0.2 million, $1.7 million and $3.8 million, respectively.

We earn revenues from asset management fees, acquisition fees and fees for other services pursuant to joint venture and other agreements. These may include acquisition fees based on the sale or contribution of assets and are included in our Consolidated Statements of Operations in “Institutional capital management and other fees.” We recognize revenues from asset management fees, acquisition fees and fees for other services when the related fees are earned and are realized or realizable.

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan to grant restricted stock, stock options and other awards to our personnel. We account for this plan pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), and its related interpretations (see Note 12 for additional information). Options granted under this plan are fair valued and amortized to compensation expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in “General and Administrative” expense in our Consolidated Statements of Operations. We previously granted equity awards under an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan (the “Independent Director Option Plan”). With the adoption of the Long-Term Incentive Plan we do not plan to make any further grants under the Employee Option Plan or the Independent Director Option Plan.

Income Taxes

We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to “throw back” dividends from the subsequent tax year in order to avoid current taxation on undistributed income. Throwing back of dividends can result in excise taxes. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to U.S. federal income tax. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from sales of property that was property held for sale to customers in the ordinary course.

Certain of our operations (property management, asset management, sales of certain assets, etc.) may be conducted through taxable REIT subsidiaries, which are subsidiaries of the operating partnership and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to U.S. federal corporate income tax. We use the TRS format to facilitate activities that are not generally considered to be qualifying REIT activities.

For our taxable REIT subsidiaries, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for U.S federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, disclosure and transition.

The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. The Company believes that its income tax filing positions are well documented and supported. As a result of the implementation of FIN 48, the Company recognized a $0.5 million liability for unrecognized tax benefits, which includes approximately $41,000 for accrued interest and penalties, and was accounted for as an increase to the January 1, 2007 balance of “Distributions in excess of earnings” in our Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$459
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$459

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. For the year ended December 31, 2007, an additional $28,000 was recognized as accrued interest expense related to the liability for unrecognized tax benefits. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. All years of the Company’s operations remain open for examination.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and early adoption is not permitted. We are currently evaluating the application of SFAS No. 160 and its effect on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We are currently evaluating the application of SFAS No. 141(R) and its effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently evaluating the application of SFAS No. 159 and its effect on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair-value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this statement will have a material effect on our Consolidated Financial Statements.

Note 3.  Real Estate

Our consolidated real estate assets consist of operating properties, redevelopment properties, operating properties held for contribution, properties under development and properties in pre-development including land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Operating properties	$2,623,927	$2,754,076
Properties under redevelopment	37,086	21,518
Operating properties held for contribution	120,188	32,142
Properties under development	76,680	26,289
Properties in pre-development including land held	25,025	30,863

Total Investment in Properties	2,882,906	2,864,888
Less accumulated depreciation and amortization	(310,691)	(199,574)

Net Investment in Properties	$2,572,215	$2,665,314

Acquisition Activity

During the year ended December 31, 2007, we acquired 27 operating properties located in the United States (11 markets) and Mexico (four markets), comprised of approximately 4.7 million square feet for a total cost of approximately $221.0 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and short-term borrowings.

During the year ended December 31, 2006, we acquired 133 operating properties located in 20 markets, comprised of approximately 19.3 million square feet for a total cost of approximately $1.0 billion, which includes acquisition costs. These properties were acquired from unrelated third parties, using net proceeds from our public offerings, our operating partnership’s private placement and debt issuances and existing cash balances. In addition, we acquired two shell-complete and fully leased development properties located in two markets, comprised of approximately 1.1 million square feet for a total cost of approximately $49.7 million.

For all properties acquired and consolidated, the results of operations for such properties are included in our Consolidated Statements of Operations from the dates of acquisition.

Disposition Activity

During the year ended December 31, 2007, we disposed of a total of 19 operating properties comprised of approximately 5.9 million square feet in 12 markets, and one development property comprised of approximately 499,000 square feet. We sold five properties comprised of approximately 788,000 square feet to unrelated third parties for total gross proceeds of approximately $76.1 million, which resulted in a gain of approximately $12.1 million. The remaining 15 properties comprised of approximately 5.6 million square feet were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $290.1 million (see discussion below).

During the year ended December 31, 2006, we disposed of a total of 21 operating properties comprised of approximately 5.0 million square feet in eleven markets. We sold 13 properties comprised of 1.8 million square feet to third parties for total gross proceeds of approximately $117.9 million, which resulted in a gain of approximately $6.6 million. The remaining eight properties comprised of approximately 3.2 million square feet were contributed to institutional funds in which we maintain ownership interests for a total contribution value of approximately $147.7 million (see discussion below).

Contribution of Properties to Institutional Capital Management Joint Ventures

DCT/SPF Industrial Operating LLC

On August 30, 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”). As of December 31, 2007, this joint venture owned approximately $258.7 million of real estate assets. This joint venture is funded with an equity contribution from JP Morgan to the joint venture (approximately 80% of the joint venture’s equity capitalization) and an equity contribution from us to the joint venture (approximately 20% of the joint venture’s equity capitalization). Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

During the year ended December 31, 2007, we contributed six properties to the JP Morgan Venture comprised of approximately 2.8 million square feet with a combined gross contribution value of approximately $138.7 million. The contribution of the six properties into JP Morgan Venture resulted in a total gain of approximately $17.1 million, of which approximately $13.6 million was recognized in our earnings during the year ended December 31, 2007. The remaining gain of approximately $3.5 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets.

TRT-DCT Industrial Joint Venture I

On September 1, 2006, we entered into the first joint venture agreement with Dividend Capital Total Realty Trust Inc., “DCTRT”, TRT-DCT Industrial Joint Venture I, G.P., “TRT-DCT Venture I,” pursuant to which we anticipate TRT-DCT Venture I will own up to $208.0 million of industrial properties. As of December 31, 2007, this joint venture owned approximately $144.4 million in real estate assets. This joint venture is funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 10% of the joint venture’s required equity capitalization); and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55.0% and no more than 75.0%. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

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

During the year ended December 31, 2007, we contributed four properties to TRT-DCT Venture I comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million. The contribution of the four properties into TRT-DCT Venture I during 2007 resulted in a gain of approximately $12.1 million, of which approximately $10.9 million was recognized in our earnings during the year ended December 31, 2007. The remaining gain of approximately $1.2 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets.

During the year ended December 31, 2006, we contributed two properties to TRT-DCT Venture I comprised of approximately 576,000 square feet with a combined gross contribution value of approximately $24.9 million. The contribution of the two properties into TRT-DCT Venture I during 2006 resulted in a gain of approximately $0.3 million that was recognized in our earnings during the year ended December 31, 2006.

TRT-DCT Industrial Joint Venture II

On March 27, 2007, we formed our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II, G.P., (“TRT-DCT Venture II”). As of December 31, 2007, this joint venture owned approximately $67.8 million of real estate assets. TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I.

During the year ended December 31, 2007, we contributed five properties to TRT-DCT Venture II comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $67.2 million. The contribution of the five properties into TRT-DCT Venture II resulted in a total gain of approximately $6.7 million, of which approximately $6.0 million was recognized in our earnings during the year ended December 31, 2007. The remaining gain of approximately $0.7 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets.

DCT Fund I

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait (“BBK”), an unrelated third party, to create an institutional fund, DCT Fund I LLC (“Fund I”), that owns and operates industrial properties located in the United States. We contributed six industrial properties to Fund I, totaling approximately 2.6 million square feet after completion of a 330,000 square foot expansion project. The contribution value of the six buildings upon completion of the expansion was approximately $122.8 million. Contemporaneously with our contribution, Fund I issued $84.4 million of secured non-recourse debt to a third party and BBK contributed $19.7 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $102.7 million. The expansion was completed during June 2006, and, contemporaneously with the completion of the expansion, Fund I issued $11.1 million of additional secured non-recourse debt to a third party and BBK contributed $2.6 million of equity to Fund I. Upon receipt of these proceeds, Fund I made a special distribution to us of approximately $13.7 million. With the completion of these transactions, our ownership of Fund I is 20% and BBK’s ownership of Fund I is 80%.

The contribution of the six properties into Fund I (exclusive of the expansion project) resulted in a total gain of approximately $4.2 million of which approximately $3.4 million was recognized in our earnings in during the year ended December 31, 2006. The completion of the expansion in June 2006 resulted in an additional gain of approximately $5.2 million of which approximately $4.2 million was recognized in earnings during 2006. In total, the transaction resulted in an aggregate gain of approximately $7.6 million for the year ended December 31, 2006. The remaining gain of approximately $1.8 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets.

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

Discontinued Operations

As of December 31, 2007, there were no potential sales of our properties to a third party that were considered probable and, as such, no properties were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). However, five properties sold during the year ended December 31, 2007 and seven properties sold during the year ended December 31, 2006 to third parties were classified as discontinued operations. See Note 17 for additional information.

Development Projects—Consolidated

SouthCreek IV Distribution Facility

On May 19, 2005, we entered into a joint venture agreement with SV Atlanta SouthCreek IV, L.P. (“SouthCreek”), an unrelated third-party developer, to acquire 37 acres of land and to develop a 556,800 square foot distribution facility located in Atlanta, Georgia. Pursuant to the joint venture agreement, SouthCreek and we provided approximately 3% and 97%, respectively, of the required equity capital to fund the development project. Both parties received a preferred return on their respective capital contributions. As of December 31, 2006, our investment in this joint venture was included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

During 2007, we acquired the remaining interest in SouthCreek for approximately $9.3 million in cash and consolidated the shell-complete building.

Union Center

On November 9, 2007, we acquired approximately 52 acres of vacant land in Cincinnati, Ohio for approximately $3.9 million. Construction commenced immediately on two bulk distribution buildings comprised of 840,000 square feet that are expected to be shell-complete in late 2008.

Dulles Summit

On August 4, 2006, we entered into a joint venture agreement with SIP 8, L.P. (“SIP”), an unrelated third-party developer, to acquire approximately 50 acres of land, including 33 developable acres and 17 acres of un-developable wetlands in Dulles, Virginia (“Dulles Summit”). The joint venture will develop a total of six light industrial facilities in two phases aggregating approximately 456,000 square feet, with each phase consisting of three buildings. Pursuant to the joint venture agreement, SIP and DCT will provide approximately 5% and 95%, respectively, of the required equity capital to fund the development project and, as of December 31, 2007, SIP and DCT had contributed equity capital of approximately $0.7 million and $13.7 million, respectively. Also pursuant to the joint venture agreement, we have the ability to control, and therefore consolidate, the joint venture. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SIP’s interest in the venture at fair market value on a building by building basis, and SIP has the right to put their interest in the venture to us at fair market value on a phase by phase basis, upon stabilization. Construction of the first phase began August 2007 and is estimated to be shell-complete in mid-year 2008 for a total estimated cost of approximately $25.2 million including land costs. This joint venture is consolidated and included in our Consolidated Financial Statements.

Development Projects—Unconsolidated

SCLA

During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project for the next 12 years (including extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions.

During the year ended December 31, 2007, the SCLA joint venture began construction on four buildings comprised of approximately 926,000 square feet, of which one 408,000 square foot building pre-leased to Newell Rubbermaid was completed during the third quarter of 2007.

Logistics Way

On September 12, 2006, we entered into a joint venture agreement with Logistics Way Investors Joint Venture (“LWI”), an unrelated third-party developer, to acquire approximately 36 acres of land and to develop a 570,000 square foot distribution facility in the city of Nashville, Tennessee (“Logistics Way”). Pursuant to the joint venture agreement, LWI and we will provide approximately 5% and 95%, respectively, of the required equity capital to fund the development project. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase LWI’s interest in the venture at fair market value any time after the later to occur of (i) stabilization of the project, and (ii) the date 12 months after completion of the project. LWI has the right to put their interest to us 18 months after shell completion at fair market value. The building was shell-complete in May 2007. Our investment in this joint venture is included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

Sycamore Canyon

On April 20, 2006, we entered into a joint venture agreement with SycCanyonS JP/PI, LLC (“SCS”), an unrelated third-party developer, to acquire approximately 35 acres of land and to develop two distribution buildings comprising approximately 900,000 square feet in the City of Riverside, California (“Sycamore Canyon”). Pursuant to the joint venture agreement, SCS and DCT will provide approximately 10% and 90%, respectively, of the required equity capital, which is currently estimated to be approximately $4.0 million to fund the development project. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SCS’s interest in the venture at fair market value any time after the later to occur of (i) stabilization of the project, and (ii) the date 48 months after completion of the project. SCS has the right to put their interest to us 12 months after shell completion at fair market value. The first building was completed in July 2007. Our investment in this joint venture is included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

IDI/DCT, LLC

On November 20, 2007, we entered into a joint venture agreement with Industrial Developments International, Inc. (“IDI”), an unrelated third-party developer, to acquire approximately 113 acres of land to develop four distribution buildings comprising approximately 1.9 million square feet in Savannah, Georgia, Nashville, Tennessee, Chicago, Illinois, and Stockton, California. Pursuant to the joint venture agreement, IDI and DCT will each provide 50% of the required land acquisition and building development equity, which is currently estimated to be approximately $10.9 million. Both parties will receive a preferred return on their respective capital contributions. DCT has the right of first offer to buy the project beginning 12 months after the commencement of construction. The buildings are expected to be shell-completed during 2008 for a total estimated cost of approximately $87.9 million. Our investment in this joint venture is included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

Whitestown

On December 11, 2007, we entered into a joint venture agreement with Whitestown PDC Development, LLC (“PDC”), an unrelated third-party developer, to acquire approximately 28.4 acres of land to develop a distribution building comprising approximately 546,000 million square feet in Whitestown, Indiana. Pursuant to the joint venture agreement, PDC and DCT will provide 10% and 90%, respectively, of the required land acquisition and building development equity, which is currently estimated to be approximately $2.9 million. Both parties will receive a preferred return on their respective capital contributions. Either PDC or DCT can exercise a put/call option at fair market value once the project is stabilized. The building is expected to be shell-complete during 2008 for a total estimated cost of approximately $18.9 million. Our investment in this joint venture is included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

Intangible Assets

Aggregate net amortization for intangible assets recognized pursuant to SFAS No. 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 for additional information) was approximately $29.8 million, $31.5 million and $21.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net decrease to rental revenues due to the amortization of above and below market rents for the next 5 years (in thousands):

For the 12 Months Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Decrease to Rental Revenues Related to Above and Below Market Rents
2008	$23,864	$(658)
2009	15,876	(949)
2010	9,792	(1,142)
2011	6,470	(560)
2012	4,240	(303)

Total	$60,242	$(3,612)

Note 4.  Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. The following describes our unconsolidated joint ventures as of December 31, 2007 and 2006:

Unconsolidated Joint Ventures	DCT Ownership Percentage As of December 31, 2007	Number of Buildings	Net Equity Investment as of
			December 31, 2007	December 31, 2006
Institutional Funds:			(in thousands)
DCT Fund I LLC	20%	6	$2,580	$3,426
TRT-DCT Venture I	10%	8	2,496	5,704
TRT-DCT Venture II	12.5%	5	1,750	—
DCT/SPF Industrial Operating LLC	20%	13	46,924	—
Developments:
SouthCreek IV Distribution Facility (1)	100%	—	—	6,280
Panattoni Investments	0.5%	3	251	251
Whitestown	90%	—	935	—
IDI	50%	4	9,165	—
Sycamore Canyon	90%	2	5,282	4,109
Stirling Capital Investments (SCLA) (2)	50%	5	29,827	19,246
Logistics Way	95%	1	3,540	3,320

Total		47	$102,750	$42,336

(footnotes on following page)

(footnotes to previous page)

(1)

During the year ended December 31, 2007, we acquired the remaining interest in the SouthCreek IV Distribution Facility development joint venture, and consolidated one building comprised of approximately 557,000 square feet.

(2)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

At December 31, 2007, the Company’s investments in DCT/SPF Industrial Operating LLC and TRT-DCT Venture I were considered significant subsidiaries pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. During the year ended December 31, 2007, we recognized a combined gain of approximately $24.5 million related to the contribution of assets to the joint ventures. Condensed combined financial information of DCT/SPF Industrial Operating LLC and TRT-DCT Venture I is as follows (in thousands):

	December 31, 2007			For the Year Ended December 31, 2007
	(unaudited	)		(unaudited )
Balance sheet:			Statement of operations:
Total investment in properties	$403,082		Revenues:
Accumulated depreciation	(7,435)		Rental revenues	$15,500

Net investment in properties	395,647		Other income	38

Cash and cash equivalents	1,987		Total revenues	15,538
Other assets	2,263		Expenses:

Total assets	$399,897		Real estate taxes	(1,998)

			Rental expenses	(1,087)
Secured debt	$101,042		Depreciation and amortization	(7,150)
Other liabilities	9,279		General and administrative	(308)

Total liabilities	110,321		Total expenses	(10,543)
Partners’ capital	289,576		Interest expense	(3,758)

Total liabilities and partners’ capital	$399,897		Net income	$1,237

Note 5.  Outstanding Indebtedness

As of December 31, 2007, our outstanding indebtedness consisted of secured mortgage debt, unsecured notes and an unsecured revolving credit facility (“line of credit”) and totaled approximately $1.2 billion, excluding $86.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2006, our outstanding indebtedness consisted of secured mortgage debt, unsecured notes and secured and unsecured revolving credit facilities and totaled approximately $1.1 billion, excluding $48.9 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2007, the historical cost of all our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt was approximately $1.3 billion. As of December 31, 2006, the total historical cost of all our consolidated properties, including properties held for sale, was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt and senior secured credit facility was approximately $1.3 billion and $44.9 million, respectively. Our debt has various covenants and we were in compliance with all of these covenants as of December 31, 2007 and 2006.

Our outstanding indebtedness is summarized in the table below (dollars in thousands):

	Stated Interest Rate	Maturity Date	Outstanding Balance as of December 31,
			2007	2006
Senior Unsecured Notes:
2 year, variable rate (1) (5)	5.97%	June 2008	$275,000	$275,000
5 year, fixed rate (1)	5.53%	April 2011	50,000	50,000
8 year, fixed rate (1)	5.68%	January 2014	50,000	50,000
10 year, fixed rate (1)	5.77%	April 2016	50,000	50,000
Mortgage Notes:
Variable:
Cabot	6.45%	October 2011	25,237	25,237
Fixed:
7 year, fixed rate	5.00%	March 2011	37,979	38,679
10 year, fixed rate (1)	5.31%	January 2015	52,865	53,910
5 year, fixed rate (1)	4.40%	January 2010	54,492	55,716
8 year, fixed rate	4.97%	October 2013	18,555	3,926
Park West G	7.08%	July 2008	15,681	16,214
Mid South Logistics Center	6.40%	November 2012	12,388	12,543
Sky Harbor Transit Center	6.22%	September 2012	—	3,675
Shelby 4	7.40%	December 2017	1,267	1,349
Shelby 5	5.69%	December 2013	7,459	7,763
Shelby 19	6.72%	November 2022	11,567	12,005
Miami Commerce Center	6.91%	October 2018	5,555	5,889
Shelby 18	8.50%	October 2008	7,865	7,973
1615 Diplomat Drive.	7.25%	July 2008	2,345	2,423
Memphis Distriplex	6.79%	July 2011	4,543	4,619
Binney & Smith Distribution Center	6.97%	June 2013	10,161	10,795
Roosevelt Distribution Center.	7.11%	December 2011	2,261	2,348
111 Lake Drive.	5.79%	April 2013	5,316	5,389
2401 Midpoint Drive.	5.25%	January 2016	—	5,743
Park West	7.21%	July 2008	10,926	11,156
Baltimore-Washington	6.25%	September 2012	26,366	26,769
Blackhawk	4.89%	February 2008	19,996	19,997
Greens Crossing	6.44%	October 2012	6,933	7,058
Willowbrook	6.84%	September 2012	8,102	8,212
Cabot	5.06%	January 2011	56,668	57,494
Cabot	4.72%	April 2011	48,980	50,150
Cabot	5.16%	July 2012	62,740	62,740
Cabot	4.91%	April 2012	51,764	51,764
Cabot	4.79%	October 2011	50,549	50,549
Rockaway	7.22%	March 2008	6,094	6,289
452 Business Center	7.48%	August 2011	4,273	4,448
Mohawk	5.75%	August 2025	8,703	—
Louisville Logistics Center	6.04%	January 2013	6,308	—

Weighted Avg./Totals (2)	5.61%	N/A	1,068,938	1,057,822
Premiums, Net of Amortization (3)	N/A	N/A	5,630	8,259

Total Senior Unsecured Notes and Mortgage Notes	N/A	N/A	1,074,568	1,066,081
Secured and Unsecured Credit Facilities:	N/A	N/A
Senior Unsecured Revolving Credit Facility (4)	5.68%	December 2010	82,000	34,272
Senior Secured Revolving Credit Facility (4)	—	—	—	6

Outstanding Balance on Credit Facilities	5.68%	N/A	82,000	34,278

Total Carrying Value of Debt	N/A	N/A	$1,156,568	$1,100,359

Fixed Rate Debt (5)	5.45%	N/A	$768,701	$757,585
Premiums, Net of Amortization	N/A	N/A	5,630	8,259
Variable Rate Debt	5.94%	N/A	382,237	334,515

Total Carrying Value of Debt	N/A	N/A	$1,156,568	$1,100,359

(footnotes on following page)

(footnotes to previous page)

(1)

We assigned certain derivative instruments to these notes and pursuant to SFAS No. 133 (see Note 2), the fair value of these derivative instruments will be amortized to interest expense over the life of the assigned notes.

(2)	Weighted-average interest rates are based upon outstanding balances as of December 31, 2007.
(3)

Certain mortgages were assumed in conjunction with the acquisition of properties and, pursuant to SFAS No. 141 (see Note 2), the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

(4)

Our senior unsecured revolving credit facility bears interest at LIBOR (5.68% as of December 31, 2007) plus between 0.55% and 1.1% or at our election prime. Interest on our senior secured revolving credit facility, which matured in June 2007, was 8.250% as of December 31, 2006.

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

Debt Assumptions

During the year ended December 31, 2007, we assumed secured, non-recourse notes with an outstanding balance of approximately $15.2 million in connection with two property acquisitions. These assumed notes bear interest at fixed rates ranging from 5.75% to 6.04% and require monthly payments of principal and interest. The maturity dates of the assumed notes range from January 2013 to August 2025. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a discount of approximately $418,000, which is amortized to interest expense over the remaining life of the underlying notes. Additionally, during the year ended December 31, 2007, we contributed a property with an outstanding note balance of approximately $5.6 million, which was assumed by the joint venture.

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

For the years ended December 31, 2007 and 2006, the amortization of all premiums resulted in a reduction of interest expense of approximately $2.2 million and $2.1 million, respectively.

Lines of Credit

In December 2006, we amended our senior unsecured revolving credit facility with a syndicated group of banks, increasing the total capacity from $250.0 million to $300.0 million and extending the maturity date from December 2008 to December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, and secured indebtedness. As of December 31, 2007 and 2006, we were in compliance with all of these covenants. As of December 31, 2007 and 2006, $82.0 million and $34.3 million, respectively, was outstanding under this facility.

Concurrent with the amendment to our senior unsecured credit facility we amended our senior secured revolving credit facility pursuant to which a separate syndicated group of banks had agreed to advance funds to our operating partnership and third-party investors in our operating partnership’s private placement using TIC Interests in our buildings as collateral. Pursuant to the amendment, the total commitment decreased from $40.0 million to $5.4 million and the maturity date was restated from December 2008 to June 2007. The facility contained various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness and secured indebtedness. As of December 31, 2006 we were in compliance with all of these covenants. As the senior secured revolving credit facility expired during June 2007, we had no outstanding balance as of December 31, 2007. As of December 31, 2006 approximately $5.4 million of loans had been advanced to such third parties and we had an outstanding balance of $6,000.

Capitalized interest

During the years ended December 31, 2007, 2006 and 2005, we incurred interest expense of approximately $61.2 million, $66.7 million and $28.4 million, respectively. Included in these amounts were $4.3 million, $11.0 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, of interest expense related to the financing obligation (see Note 8 for additional information). We capitalized approximately $7.0 million, $2.0 million and $0.7 million of interest in 2007, 2006 and 2005 associated with certain development activities.

Loan cost amortization

Our interest expense for the years ended December 31, 2007, 2006 and 2005 includes $1.8 million, $1.8 million and $2.0 million for the amortization of loan costs, respectively. Additionally, interest expense for the years ended December 31, 2007, 2006, and 2005 included $0.5 million, $1.2 million and $0.5 million, respectively, for the amortization of loan costs related to the financing obligation.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2007 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
2008	$275,000	(1)	$70,403	$—	$345,403
2009	—		7,923	—	7,923
2010	—		58,512	82,000	140,512
2011	50,000		233,028	—	283,028
2012	—		169,850	—	169,850
Thereafter	100,000		104,222	—	204,222

Total	$425,000		$643,938	$82,000	$1,150,938

(footnotes on following page)

(footnotes to previous page)

(1)

During June 2006, we issued $275.0 million of variable rate, senior unsecured notes. In conjunction with this transaction, we entered into a LIBOR-based swap which fixed the interest rate associated with these notes until February 2007. Additionally, in June 2006, we entered into an eight-month, LIBOR-based, forward-starting swap to mitigate our risk of future interest rate fluctuations after February 2007.

Note 6.  Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2007 and 2006, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, these estimates are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balances as of December 31, 2007		Balances as of December 31, 2006
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable	$16,042	$16,161	$9,205	$9,205

Borrowings:
Senior, secured revolving credit facility	$—	$—	$6	$6
Senior, unsecured revolving credit facility	$82,000	$82,000	$34,272	$34,272
Fixed rate debt	$768,701	$774,104	$757,585	$752,816
Variable rate debt	$300,237	$300,237	$300,237	$300,237

Interest rate contracts:
Forward-starting swaps	$(4,428)	$(4,428)	$(9,313)	$(9,313)

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

Net unrealized gains of approximately $4.6 million were recorded during the year ended December 31, 2007 and net unrealized losses of approximately $9.3 million were recorded during the year ended December 31, 2006, to “Accumulated other comprehensive loss” as a result of the change in fair value of outstanding hedges. Upon settlement of the swap on June 13, 2007 (discussed above), we recorded a realized gain of approximately $1.8 million, offset by approximately $0.3 million related to the ineffectiveness due to the change in estimated timing of the anticipated debt issuance of the $275.0 million forward-starting swap. Gains and losses resulting from hedging ineffectiveness and hedge settlements are recorded as increases and decreases, respectively, to “Interest income and other” in our Consolidated Statements of Operations.

As of December 31, 2007 and 2006, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $6.0 million and $11.5 million, respectively. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $0.8 million will be amortized from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 7.  Commitments and Contingencies

Legal Matters

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales (“Nexxus”) to acquire six newly constructed buildings totaling approximately 859,000 square feet. The six buildings will be located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligate us to acquire each of the facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Timing on closing under the purchase obligations depends on leasing at each building prior to building completion. During 2007, we sold our interests in one of the six buildings and purchased one of the remaining five buildings. Our aggregate purchase price for the remaining four facilities is no less than $25.6 million and increases as buildings are leased prior to closing. As of December 31, 2007, two of these buildings were shell-complete, however still subject to a variety of closing conditions, and two were under construction. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with six separate letters of credit aggregating $33.8 million to secure our future performance under the forward purchase commitments, all subject to a variety of construction and site related conditions. During 2007 we began an expansion of the building acquired and have provided Nexxus with an additional letter of credit for $3.8 million related to the expansion. Subsequent to December 31, 2007, two of the outstanding letters of credit, related to the building sold and the building acquired, were settled. Closing on the remaining individual buildings is expected to occur in 2008.

Deltapoint

In March 2005, a wholly-owned subsidiary of our operating partnership entered into a joint venture agreement with Deltapoint Park Associates, LLC, an unrelated third-party developer, to acquire 47 acres of land and to develop an 885,000 square foot distribution facility located in Memphis, Tennessee. Deltapoint Park Partners LLC (“Deltapoint”), a Delaware limited liability company, was created for the purpose of conducting business on behalf of the joint venture. Pursuant to Deltapoint’s operating agreement, we were obligated to make the majority of the initial capital contributions and we received a preferred return on such capital contributions. Subsequent to the closing of a construction loan in May 2005, Deltapoint repaid us our initial capital contributions plus our preferred return, and we ceased to be a member of Deltapoint. Contemporaneously with the closing of the construction loan, our operating partnership entered into a forward purchase commitment agreement whereby we were obligated to acquire the distribution facility from Deltapoint. During the year ended December 31, 2007, we acquired the distribution facility for approximately $25.9 million. Construction of the facility was completed early in 2006 and the facility is currently in the leasing phase.

Operating Leases

We are obligated under non-cancelable office space and equipment operating leases. Approximate minimum annual rentals under operating leases are as follows: (amounts are in thousands):

Year Ended December 31:	Operating Leases	Ground Leases
2008	$454	$174
2009	419	196
2010	345	212
2011	278	212
2012	141	212
Thereafter	—	6,002

Total	$1,637	$7,008

Substantially all of the office space and equipment subject to the operating leases described above are for the use at our corporate and regional offices. Rent expense recognized was approximately $0.5 million for the year ended December 31, 2007 and $0.1 million for the period from October 10, 2006 to December 31, 2006. For the period prior to October 10, 2006, and the year ended December 31, 2005, our Former Advisor was obligated under all operating leases. We also have payments due related to various lease agreements related to our partnership’s private placements. See Note 8 for additional information.

Note 8.  Our Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, and, as of December 31, 2007, the historical cost of those properties included in our operating partnership’s private placement was $26.2 million. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

During the years ended December 31, 2006 and 2005 we raised approximately $121.3 million and $145.3 million, respectively, from the sale of TIC Interests in our properties. The amount of gross proceeds associated with the sales of TIC Interests are recorded in “Financing obligations” in our Consolidated Balance Sheets pursuant to SFAS No. 98 Accounting for Leases (“SFAS No. 98”). We have leased back the portion of the building sold to the unrelated third-party investors and, in accordance with SFAS No. 98, a portion of the rental payments made to such investors under the lease agreements are recognized as “Interest expense” using the interest method.

During the years ended December 31, 2007, 2006 and 2005, we incurred approximately $4.9 million, $13.3 million and $3.9 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. Included in “Interest expense” was approximately $4.3 million, $11.0 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, of interest expense related to the financing obligation. The remaining lease agreement in place as of December 31, 2007 expires in August 2021.

The following table sets forth the five year, future minimum rental payments due to third parties under the remaining lease agreement (amounts are in thousands):

Year Ended December 31:	Amount
2008	$1,468
2009	1,468
2010	1,556
2011	1,641
2012	1,641
Thereafter	14,209

Total	$21,983

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

During the years ended December 31, 2006 and 2005, our operating partnership incurred up-front costs of approximately $12.0 million and $11.6 million, respectively, payable to our Former Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in “Deferred loan costs – financing obligation, net” in our Consolidated Balance Sheets and amortized to “Interest expense” over the life of the financing obligation. If our operating partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our operating partnership does not elect to exercise any such purchase option, we will not meet the standards set forth in SFAS No. 98 in order to recognize the sale of such TIC Interests.

During the year ended December 31, 2007, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in 22 industrial properties located in Tennessee, Indiana and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 14.6 million OP Units valued at approximately $158.6 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed $14.9 million of a secured note with an interest rate of 5.0% that was previously reflected in “Financing obligations.”

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

During the year ended December 31, 2005, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in two properties located in Tennessee and one property located in Georgia. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 1.7 million OP Units valued at approximately $18.3 million to acquire such TIC Interests.

Note 9.  Minority Interests

Minority interests consisted of the following as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
OP Units:
Net investment	$389,174	$251,094
Distributions	(27,286)	(5,661)
Share of cumulative net loss	(13,882)	(21,357)

Sub-total	348,006	224,076
Cabot non-voting common stock:
Net investment	63	63
Distributions	(8)	(4)
Share of cumulative net loss	(2)	(2)

Sub-total	53	57
Joint venture partner interest:
Net investment	1,983	1,658
Distributions	(1)	(1)
Share of cumulative net loss	(259)	—

Sub-total	1,723	1,657

Total	$349,782	$225,790

	For the Years Ended December 31,
	2007	2006	2005
Minority interests share of operations:
Minority interests share of Income (Loss) From Continuing Operations	$(584)	$22,468	$506
Minority interests share of (income) loss from discontinued operations	(1,822)	(721)	20
Minority interests share of gain on dispositions of real estate interests	(4,810)	(348)	—

Total minority interests share of operations	$(7,216)	$21,399	$526

Special Units

During 2002, our operating partnership issued 10,000 Special Units to Dividend Capital Advisors Group LLC (“DCAG”) for consideration of $1,000. The holder of the Special Units did not participate in the profits and losses of our operating partnership. Amounts distributable to the holder of the Special Units depended on operations and the amount of net sales proceeds received from property dispositions or upon other events. In general, after holders of regular OP Units in aggregate received cumulative distributions equal to their capital contributions plus a 7% cumulative non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holders of regular OP Units received 15% and 85%, respectively, of the net sales proceeds received by our operating partnership upon the disposition of our operating partnership’s assets. On October 10, 2006, in connection with the Internalization, the 10,000 Special Units were modified into 7,111,111 regular OP Units, which were included in the aggregate consideration of 15,111,111 OP Units related to the Internalization (see Note 14 for additional information).

OP Units

As of December 31, 2007 and 2006, we owned approximately 82% and 88%, respectively, of the outstanding equity interests of our operating partnership and the remaining equity interest in our operating partnership, other than the Special Units, was owned by third-party investors and our Former Advisor. Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. At inception (April 12, 2002), our operating partnership issued 20,000 OP Units to our Former Advisor for gross proceeds of $200,000, which were acquired in connection with the Internalization. In addition, as of December 31, 2007 and 2006, we had issued approximately 22.6 million and 8.6 million OP Units, respectively, to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 8 for additional information). On October 10, 2006, in connection with the Internalization, our operating partnership acquired our Former Advisor from DCAG for an aggregate of 15,111,111 OP Units (see Note 14 for additional information).

As of December 31, 2007, there were 37.7 million OP Units outstanding with a redemption value of approximately $351.3 million based on the closing price of our common stock on December 31, 2007. As of December 31, 2006, there were 23.7 million OP Units outstanding with a redemption value of approximately $280.0 million based on the closing price of our common stock on December 31, 2006. As of December 31, 2007, 8.1 million OP Units were redeemable.

Cabot Non-Voting Common Stock

In August 2005, our Former Advisor and its affiliates acquired 126 shares of Cabot’s non-voting common stock for a purchase price of $500 each or $63,000 in the aggregate. Our Former Advisor purchased these shares on behalf of its employees and other affiliates and the proceeds from the sale of these non-voting common shares were used to invest in the Cabot Partnership. Collectively, as of December 31, 2007 and 2006, these non-voting shares of common stock represent less than a 0.1% ownership of Cabot at each date, and the holders of these shares will participate in the distributions of Cabot, which are based on the performance of the Cabot portfolio of properties, in proportion to their respective ownership percentages.

Note 10.  Stockholders’ Equity

Common Stock

In December 2006, we completed a listing on the NYSE issuing 16.3 million shares for net proceeds of approximately $185.3 million, before expenses of $3.7 million. Additionally during 2006, we raised approximately $137.3 million of net proceeds from the sale of our common stock in connection with our fourth continuous public offering, which we closed on January 23, 2006. Additionally we sold 88,889 shares in October 2006. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our prior continuous public offerings. Although we closed the primary offering component of our fourth continuous public offering, we continued to offer shares through our distribution reinvestment plan through our 2006 third quarter distribution, which resulted in the issuance of 5.2 million shares or $51.7 million of dividends reinvested during the year ended December 31, 2006. Our former distribution reinvestment plan was terminated on December 23, 2006. As of December 31, 2007, 2006 and 2005, we had 168,379,863, 168,354,596, and 133,206,784 shares of common stock outstanding, respectively.

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

Preferred Shares

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2007 and 2006, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2007 and 2006, we had no outstanding shares-in-trust.

Distributions

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

Amount Declared During Quarter Ended in 2007:	Per Share	Date Paid
December 31,	$0.1600	January 17, 2008
September 30,	$0.1600	October 19, 2007
June 30,	$0.1600	July 20, 2007
March 31,	$0.1600	April, 19, 2007

Total 2007	$0.6400

Amount Declared During Quarter Ended in 2006:	Per Share(1)	Date Paid
December 31,	$0.1600	January 8, 2007
September 30,	$0.1613	October 2, 2006
June 30,	$0.1596	July 17, 2006
March 31,	$0.1578	April 17, 2006

Total 2006	$0.6387

Amount Declared During Quarter Ended in 2005:	Per Share(1)	Date Paid
December 31,	$0.1613	January 17, 2006
September 30,	$0.1613	October 17, 2005
June 30,	$0.1596	July 15, 2005
March 31,	$0.1578	April 15, 2005

Total 2005	$0.6400

(1)	Assumes with respect to all distributions paid through October 2, 2006 that the share/unit was owned for the entire quarter.

Our distributions to stockholders are characterized for federal income tax purposes as ordinary income or a non-taxable return of capital. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s common shares. We notify stockholders of the taxability of distributions paid during the preceding year on an annual basis. The following summarizes the taxability of distributions on common shares for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary Income	$0.326	50.95%	$0.226	35.35%	$0.408	63.80%
15% Capital Gains	0.032	4.99%	0.002	0.38%	0.0	0.0%
25% Capital Gains	0.007	1.12%	0.002	0.34%	0.0	0.0%
Return of Capital	0.275	42.94%	0.409	63.93%	0.232	36.20%

Total	$0.640	100.00%	$0.639	100.00%	$0.640	100.00%

Note 11.  Earnings per Share

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

	For the Years Ended December 31,
	2007	2006	2005
Numerator
Income (Loss) From Continuing Operations	$4,007	$(173,620)	$(14,616)
Minority interests’ share of net income related to potentially dilutive shares	725	—	—

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	$4,732	$(173,620)	$(14,616)

Income from discontinued operations	$10,167	$5,586	$2,656
Minority interest’s share of net income related to potentially dilutive shares	1,894	—	—

Numerator for diluted earnings per share – adjusted income from discontinued operations	$12,061	$5,586	$2,656

Gain on dispositions of real estate interests, net of minority interest	$25,938	$9,061	$—
Minority interest’s share of net income related to potentially dilutive shares	4,856	—	—

Numerator for diluted earnings per share – adjusted gain from dispositions of real estate interests	$30,794	$9,061	$—

Adjusted net income (loss) attributable to common stockholders	$47,587	$(158,973)	$(11,960)

Denominator
Weighted average common shares outstanding – basic	168,358	150,320	97,333
Potentially dilutive common shares	32,465	—	—

Weighted average common shares outstanding – diluted	200,823	150,320	97,333

Income (Loss) per Common Share – Basic
Income (Loss) From Continuing Operations	$0.03	$(1.16)	$(0.15)
Income from discontinued operations	0.06	0.04	0.03
Gain on dispositions of real estate interests, net of minority interest	0.15	0.06	—

Net Income (Loss)	$0.24	$(1.06)	$(0.12)

Income (Loss) per Common Share – Diluted
Income (Loss) From Continuing Operations	$0.03	$(1.16)	$(0.15)
Income from discontinued operations	0.06	0.04	0.03
Gain on dispositions of real estate interests, net of minority interest	0.15	0.06	—

Net Income (Loss)	$0.24	$(1.06)	$(0.12)

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5,000 stock options for the year ended December 31, 2007, because their effect would be anti-dilutive. No anti-dilutive common share equivalents were excluded from the diluted earnings per share for the years ended December 31, 2006 and 2005. For purposes of calculating diluted earnings per share in accordance with SFAS No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

Note 12.  Equity Based Compensation and Warrant Purchase Agreements

In connection with the Internalization, on October 10, 2006, we adopted, and our stockholders approved, our Long-Term Incentive Plan. We use our Long-Term Incentive Plan to grant restricted stock, stock options and other equity awards to our eligible employees in the future.

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

Phantom Shares

On October 10, 2006, we made a grant of phantom shares having a fair value of approximately $35,000 to each non-employee director. On May 3, 2007, we made an additional grant of phantom shares having a fair value of $35,000 to the same individuals. The shares granted on October 10, 2006 became fully vested on October 10, 2007 and as a result we issued to each non-employee director 3,111 shares of our common stock. The phantom shares granted on May 3, 2007 vest 100% upon the first anniversary from the grant date at which time each non-employee director may receive 3,148 shares of our common stock. As of December 31, 2007, we had 22,036 phantom shares outstanding of which none were vested. Phantom shares are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the period during which the grant of such shares fully vest. For the year ended December 31, 2007, we incurred approximately $347,000 of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2007, approximately $92,000 of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a remaining period of 4.5 months. As of December 31, 2007, no such shares had been forfeited.

Restricted Stock

For the year ended December 31, 2007, we granted a total of 75,006 shares of restricted stock having a fair value of approximately $855,000, or a weighted average fair value of $11.39 per share. The shares of restricted stock vest over a period of four to five years depending on the grant. On October 10, 2007, 3,490 shares granted to one of our executives became fully vested and as a result we issued to our executive 3,490 shares of our common stock. As of December 31, 2007, we had 69,771 shares of restricted stock outstanding of which none were vested. Restricted stock is recorded at fair value on the date of grant and is amortized on a straight-line basis over the period during which the grant of such stock fully vests. For the year ended December 31, 2007, we incurred approximately $118,000 of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2007, approximately $533,000 of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a weighted average remaining period of 3.9 years. As of December 31, 2007, 1,745 shares of restricted stock had been forfeited, and no restricted stock shares were granted prior to 2007.

LTIP Units

Pursuant to our Long-Term Incentive Plan, we may grant newly established limited partnership interests in our operating partnership called LTIP units. LTIP units, which we grant either as free-standing awards or together with other awards under our long-term incentive plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

Effective October 25, 2006, we made a grant of 450,795 and 51,111 newly established limited partnership interests in our operating partnership (“LTIP units”) to Philip Hawkins and Stuart Brown, respectively, as contemplated by their employment agreements. The total fair value of these LTIP units on the date of grant was $5.4 million as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 17.5% and a risk-free interest rate of 4.75%. The LTIP units granted to Mr. Hawkins vest over five years beginning on August 1, 2006 (25% on August 1, 2009, 25% on August 1, 2010 and 50% on August 1, 2011). The LTIP units granted to Mr. Brown vest over five years beginning on October 10, 2006 (25% on October 10, 2009, 25% on October 10, 2010, and 50% on October 10, 2011). Effective February 13, 2007, we granted 160,558 LTIP units in total to Mr. Hawkins and other senior executives. The total fair value of these LTIP units on the date of grant was $1.7 million. The LTIP units granted on February 13, 2007 vest 20% annually over five years beginning on October 10, 2007. As of December 31, 2007, we had 662,464 LTIP units outstanding of which 32,109 were vested. Such units are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the period during which the grant of such shares fully vests. We incurred approximately $1.1 million and $0.2 million of such expense for the years ended December 31, 2007 and 2006, respectively, which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2007, approximately $4.2 million of such expense remained unrecognized which reflects the unamortized portion of the value of such units issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a remaining weighted average period of 3.7 years. As of December 31, 2007, no such units had been forfeited.

Stock Options

Pursuant to our Long-Term Incentive Plan, we granted 574,079 options during the year ended December 31, 2007. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. As of December 31, 2007, there were 569,716 options outstanding with a weighted average exercise price of $11.44. As of December 31, 2007, approximately 89,000 options were vested. As of December 31, 2007, no such options had been exercised and 4,363 had been forfeited. There we no stock options granted under our Long-Term Incentive Plan prior to 2007.

During the year ended December 31, 2007, options issued under the Long-Term Incentive Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

Expected term of options	6-7 years
Expected volatility – range used	19.21%-21.51%
Expected volatility – weighted average	19.43%
Expected dividend yield – range used	5.31%-6.52%
Expected dividend yield – weighted average	5.59%
Risk-free interest rate	3.40%-5.14%

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

Such units were recorded at their fair value of $2.9 million on the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.31% and a risk-free interest rate of 4.62%, and are amortized on a straight-line basis over the period during which the grant of such units fully vest. We incurred approximately $594,000 expense for the year ended December 31, 2007, which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2007, approximately $2.3 million of such expense remained unrecognized which reflects the unamortized portion of the value of such units issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a remaining weighted average period of four years. As of December 31, 2007, no such units had been forfeited.

Employee Option Plan

Prior to October 6, 2006, we issued stock options under the Employee Option Plan, which was designed to enable us, our Former Advisor and its affiliates to obtain or retain the services of employees (not to include our directors) of our Former Advisor and its affiliates considered essential to our long-term success and the success of our Former Advisor and its affiliates by offering such employees an opportunity to participate in our growth through ownership of our shares. The Employee Option Plan was administered by our compensation committee, which was authorized to grant “non-qualified” stock options (the “Employee Options”) to certain employees of our Former Advisor and its affiliates. The compensation committee set the exercise price for the Employee Options in its discretion, which could not be less than the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option was granted. A total of 750,000 shares were authorized and reserved for issuance under the Employee Option Plan. The compensation committee set the term of Employee Options in its discretion, which could not exceed the later of five years from the date of grant or five years from the date of a listing of our common stock. Our compensation committee set the period during which the right to exercise an Employee Option fully vests at three years from the date of grant. Since the adoption of the Long-Term Incentive Plan on October 6, 2006, no further grants were made pursuant to the Employee Option Plan. However, during the year ended December 31, 2006, we granted 251,000 pursuant to this plan. No options were granted during the year ended December 31, 2005. As of December 31, 2007 and 2006, there were 293,500 and 341,000 options outstanding under the Employee Option Plan, respectively, with a weighted average exercise price of $11.00. As of December 31, 2007, 2006 and 2005, approximately 147,833, 66,667 and 33,333 options were vested, respectively. As of December 31, 2007, no such options had been exercised and 65,000 options had been forfeited.

During the year ended December 31, 2006, options issued under the Employee Option Plan were valued using the Black-Scholes option pricing model. There were no employee options granted during the year ended December 31, 2005. The table below sets forth the assumptions used in valuing options granted during 2006.

Expected term of options	6 years
Expected volatility	19.19%
Expected dividend yield	6.10%
Risk-free interest rate	4.01%

Independent Director Option Plan

Prior to October 6, 2006, we granted stock options under the Independent Director Option Plan, which we used in an effort to attract and retain qualified independent directors. We granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan effective upon the later of (1) the sale of 200,000 shares in our first continuous public offering, and (2) the independent director becoming a member of our board of directors. These options vest 20% upon grant date and 20% each year for the following four years and have an exercise price of $12.00 per share. In addition, we issued options to purchase 5,000 shares to each independent director then in office on the date of each annual stockholder’s meeting and these options vest 100% upon the second anniversary from the grant date and have an exercise price equal to the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. Options granted under the Independent Director Option Plan shall lapse on the first to occur of (1) the tenth anniversary of the date we grant them, (2) the removal the independent director for cause, or (3) three months following the date the independent director ceases to be a director for any reason, other than death or disability. Since the adoption of the Long-Term Incentive Plan, no further grants were made pursuant to the Independent Director Option Plan.

As of December 31, 2007, and 2006 we had 80,000 options outstanding, respectively, with a weighted average exercise price of $12.00. As of December 31, 2007, 2006, 2005, approximately 50,000, 32,000 and 20,000 were vested, respectively. As of December 31, 2007, no such options had been exercised and 40,000 options had been forfeited.

During the years ended December 31, 2006 and 2005, options issued under the Independent Director Option Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options granted during 2006 and 2005.

Expected term of options	6-10 years
Expected volatility – range used	19.17%-20.01%
Expected volatility – weighted average	19.55%
Expected dividend yield	6.10%
Risk-free interest rate	4.01%-4.70%

Stock Options Summary Table

Stock options granted under the Long-Term Incentive Plan, the Employee Option Plan and the Independent Director Option Plan are amortized on a straight-line basis over the period during which the right to exercise such options fully vests. For the years ended December 31, 2007, 2006 and 2005 we incurred approximately $211,000, $70,000 and $29,000, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2007, approximately $531,000 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the aforementioned plans. We expect to recognize such expense over a remaining weighted average period of 3.3 years.

The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the years ended December 31, 2007, 2006, 2005, as well as the total options outstanding as of December 31, 2007, 2006, 2005 and 2004, and the total options exercisable as of December 31, 2007.

	Independent Director Option Plan	Employee Option Plan	Long- Term Incentive Plan	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Options Granted During the Year
Issued and Outstanding as of December 31, 2004	60,000	107,500	—	$11.36
Grants	30,000	—	—	12.00		$0.77
Forfeitures	(20,000)	—	—	12.00

Issued and Outstanding as of December 31, 2005	70,000	107,500	—	11.39
Grants	30,000	251,000	—	11.11		$0.71
Forfeitures	(20,000)	(17,500)	—	11.53

Issued and Outstanding as of December 31, 2006	80,000	341,000	—	11.19
Grants	—	—	574,079	11.44		$1.41
Forfeitures	—	(47,500)	(4,363)	11.04

Issued and Outstanding as of December 31, 2007	80,000	293,500	569,716	11.35	8.49

Exercisable as of December 31, 2007	50,000	147,833	89,003	11.32	7.78

Warrant Purchase Agreements

Pursuant to our first and second continuous public offerings, our Former Dealer Manager earned one soliciting dealer warrant for every 25 shares of common stock sold (see Note 10 for additional information). These warrants, as well as the shares issuable upon their exercise, were registered in connection with our first and second continuous public offerings. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to our Former Dealer Manager representing all of the warrants our Former Dealer Manager earned in connection with both of the aforementioned offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. Our Former Dealer Manager may retain or re-allow these warrants to broker-dealers that participated in the offering unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. As of December 31, 2007 and 2006, 541,607 of these warrants had been re-allowed to participating broker-dealers. As of December 31, 2005, 139,341 of these warrants had been re-allowed to participating broker-dealers. The holder of a soliciting dealer warrant is entitled to purchase one share of common stock from us at a price of $12.00 per share beginning on the first anniversary of the effective date of the offering in which such warrants were issued and ending five years after the effective date of such offering. Approximately 1.0 million of the outstanding soliciting dealer warrants expired in July 2007 and the remaining 1.2 million soliciting dealer warrants will expire in April 2009. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the relevant public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.

Note 13.  Related Party Transactions

Transition services agreement with DCAG

In connection with the Internalization, we entered into a transition services agreement with DCAG where by we received enumerated services, including IT services, human resources, payroll and accounts payable services, necessary to operate our business for a one-year period for a monthly fee of approximately $72,000. Upon the expiration of the one-year period, the agreement was renewed.

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

During the years ended December 31, 2006 and 2005, our Former Advisor earned approximately $10.7 million and $11.1 million, respectively, for acquisition fees which were accounted for as part of the historical cost of the acquired properties. During the years ended December 31, 2006 and 2005, we incurred asset management fees of $13.4 million and $8.9 million, respectively.

During the years ended December 31, 2006 and 2005, our Former Advisor incurred approximately $1.6 million and $8.6 million, respectively, of offering costs and, during the same period, we reimbursed our Former Advisor approximately $2.1 million and $13.3 million, respectively, for such costs. These costs were considered a cost of raising capital and as such, were included as a reduction of “Additional paid-in capital” in our Consolidated Balance Sheets when such reimbursement obligations were incurred.

Our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance which equaled 2% of the gross equity proceeds raised through our operating partnership’s private placement. During the years ended December 31, 2006 and 2005, our operating partnership incurred approximately $2.4 million and $2.3 million, respectively, payable to our Former Advisor for such expense allowance.

In accordance with the advisory agreement we were obligated, subject to certain limitations, to reimburse our Former Advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our Former Advisor did not receive a specific fee for the activities which generated the expenses to be reimbursed. For the years ended December 31, 2006 and 2005, we reimbursed approximately $818,000 and $511,000, respectively, for such costs.

Our Former Dealer Manager

Our prior continuous public offerings of shares of common stock and our operating partnership’s private placement were managed by our Former Dealer Manager pursuant to the terms of certain dealer manager agreements. We terminated these dealer manager agreements on October 10, 2006 in connection with the consummation of the Internalization. Our Former Dealer Manager is owned by Dividend Capital Securities Group LLLP, in which Tom Wattles and James Mulvihill and their affiliates indirectly own limited partnership interests.

For the years ended December 31, 2006 and 2005, we incurred approximately $11.3 million and $49.9 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. Such amounts are considered a cost of raising capital and as such were included as a reduction of “Additional paid-in capital” in our Consolidated Balance Sheets. We terminated this dealer manager agreement on October 10, 2006, in connection with the consummation of the Internalization.

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

For the years ended December 31, 2006 and 2005, we incurred up-front fees of approximately $7.8 million and $7.6 million, respectively, payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. Such amounts are included in “Deferred loan costs – financing obligation, net” in our Consolidated Balance Sheets. We terminated this dealer manager agreement on October 10, 2006 in connection with the consummation of the Internalization.

Our Former Facilitator

Our Former Facilitator has been responsible for the facilitation of transactions associated with our operating partnership’s private placement. We terminated our arrangements with our Former Facilitator, including the agreement described below, on October 10, 2006 in connection with the consummation of the Internalization. Our Former Facilitator was considered a related party as it is indirectly majority owned and/or controlled by Tom Wattles and James Mulvihill and their affiliates.

We previously entered into an agreement with our Former Facilitator whereby we paid a transaction facilitation fee associated with our operating partnership’s private placement. We paid our Former Facilitator up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement for transaction facilitation. For the years ended December 31, 2006 and 2005, we incurred approximately $1.8 million and $1.8 million, respectively, payable to our Former Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our operating partnership’s private placement, were recorded as “Deferred loan costs – financing obligation, net” and amortized over the life of the financing obligation (see Note 8 for additional information).

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

Note 14.   Internalization

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

Change in Accounting for Internalization

In our 2006 Consolidated Financial Statements, we incorrectly concluded the Internalization was within the scope of SFAS No. 141 and EITF 04-1. We have reevaluated whether the acquisition of our Former Advisor constituted a business pursuant to EITF 98-3, and concluded that the acquired assets and activities were not a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. In accordance with EITF 98-3, we evaluated the acquired inputs, processes applied to those inputs, and the resulting outputs and concluded that the acquired assets and activities lack the ability to sustain an independent revenue stream and therefore did not constitute a business. As a result of our conclusion that the Former Advisor did not constitute a business pursuant to EITF 98-3, the transaction is not within the scope of SFAS No. 141 or EITF 04-1.

Therefore, we have corrected our Consolidated Financial Statements as of, and for the year ended December 31, 2006. As a result of the correction, our “Loss on contract termination and related Internalization expenses” increased by $1.1 million, or approximately $0.01 per share, for the year ended December 31, 2006, our “Other assets, net” decreased by $1.3 million for the correction to goodwill, our “Accounts payable and accrued expenses” decreased by $192,000 and our “Minority interests” decreased by $130,000, as of December 31, 2006. The Company believes that the effect of this correction is not material, either quantitatively or qualitatively to the

2006 Consolidated Financial Statements. The difference between the consideration paid and the net assets acquired from the Former Advisor has been treated as a cost to terminate the Advisory Agreement.

The following summarizes the allocation of the consideration paid for our Former Advisor (in thousands):

Total tangible assets	$170
Total intangible assets	1,205
Loss on contract termination and related Internalization expenses	173,248

Total Consideration Allocated	$174,623

The following summarizes the allocation of the consideration paid for our Former Advisor (in thousands):

Value of OP Units issued (1)	$169,975
Additional acquisition costs incurred	4,648

Total Consideration	$174,623

(1)	15,111,111 OP Units valued at approximately $11.25 per unit.

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

Note 15.    Income Taxes

We operate and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2003 and all subsequent years. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a ten year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Internal Revenue Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in our Consolidated Financial Statements.

In 2007, we entered into four markets in Mexico. Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable treaties, laws and regulations. We paid no foreign income taxes for the year ended December 31, 2007.

Note 16. Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics to all our other operating properties, which excludes the results from discontinued operations and includes results from properties held for contribution. Our management considers rental revenues and property net operating income aggregated by property type to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation, primarily related to discontinued operations (see Note 17 for additional information).

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Rental Revenues			Property NOI (1)
	2007	2006	2005	2007	2006	2005
Bulk distribution	$201,643	$176,801	$94,901	$155,428	$138,677	$74,444
Light industrial and other	55,709	41,080	22,319	38,806	29,272	15,868

Total	$257,352	$217,881	$117,220	$194,234	$167,949	$90,312

(1)

Property net operating income (“NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expense and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, interest expense, interest income and general and administrative expenses. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our property NOI to our reported net income from continuing operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Property NOI	$194,234	$167,949	$90,312
Institutional capital management and other fees	2,871	1,256	—
Real estate related depreciation and amortization	(115,400)	(107,753)	(68,291)
General and administrative expense	(19,547)	(7,861)	(2,794)
Asset management fees, related party	—	(13,426)	(8,901)
Equity in losses of unconsolidated joint ventures, net	433	(289)	—
Loss on contract termination and other Internalization expenses	—	(173,248)	—
Interest expense	(61,155)	(66,692)	(28,431)
Interest income and other	4,666	5,368	3,193
Income taxes	(1,511)	(1,392)	(210)
Minority interests	(584)	22,468	506

Income (Loss) from Continuing Operations	$4,007	$(173,620)	$(14,616)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	December 31, 2007	December 31, 2006
Property type segments:
Bulk distribution	$1,917,863	$2,126,898
Light industrial and other	553,072	528,167

Total segment net assets	2,470,935	2,655,065
Development and redevelopment assets	138,112	47,922
Assets held for sale	—	41,895
Non-segment assets:
Properties in pre-development including land held	25,025	30,863
Non-segment cash and cash equivalents	3,316	3,361
Other non-segment assets (1)	141,604	69,118

Total Assets	$2,778,992	$2,848,224

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Included in rental revenues and segment net assets for the year ended December 31, 2007 was approximately $0.5 million and $32.0 million, respectively, attributable to operations in Mexico which commenced during 2007.

Note 17.  Discontinued Operations and Assets Held for Sale

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the year ended December 31, 2007, we sold one development property in our bulk distribution segment comprised of approximately 499,000 square feet, and four operating properties in our light industrial and other segment (two of which were classified as held for sale as of December 31, 2006) comprised of approximately 289,000 square feet to third parties for a net gain of $12.1 million. During the year ended December 31, 2006, we sold seven properties with an aggregate of 658,797 square feet to third parties for a net gain of $5.2 million. For the years ended December 31, 2007, 2006, and 2005, discontinued operations includes the results of operations of these properties prior to the date of sale. No properties were sold to unrelated third parties during the year ended December 31, 2005. We included all results of these discontinued operations in a separate component of income on our Consolidated Statements of Operations under the heading “Income from discontinued operations.” This treatment resulted in certain reclassifications of 2007, 2006 and 2005 financial statement amounts. As of December 31, 2007, we had no properties classified as held for sale.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Rental revenues	$255	$7,979	$8,693
Rental expenses and real estate taxes	(252)	(2,245)	(1,861)
Real estate related depreciation and amortization	(65)	(4,039)	(3,915)

Operating income (loss)	(62)	1,695	2,917
Interest expense, net	(54)	(575)	(281)
Income taxes	(20)	—	—

Income (loss) before minority interest and gain on dispositions of real estate	(136)	1,120	2,636
Gain on dispositions of real estate interests, net	12,125	5,187	—
Minority interests	(1,822)	(721)	20

Income from discontinued operations	$10,167	$5,586	$2,656

As of December 31, 2007 and 2006, the assets related to the properties held for sale and related liabilities were as follows (in thousands):

	December 31, 2007	December 31, 2006
Net investment in properties held for sale	$—	$40,785
Other assets held for sale	—	1,110

Total assets held for sale	$—	$41,895

Mortgage notes related to assets held for sale	$—	$—
Other liabilities related to assets held for sale	—	276

Liabilities related to assets held for sale	$—	$276

Note 18.  Quarterly Results (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2007 (amounts in thousands except per share information):

	For the Quarter Ended				For the Year Ended December 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total revenues	$65,721	$63,580	$64,044	$66,878	$260,223
Total operating expenses	$49,176	$49,756	$50,221	$48,912	$198,065
Operating income	$16,545	$13,824	$13,823	$17,966	$62,158
Income (loss) from continuing operations	$321	$237	$(207)	$3,656	$4,007
Income (loss) from discontinued operations	$8,285	$(137)	$(253)	$2,272	$10,167
Gain (loss) on dispositions of real estate interests, net of minority interest	$6,749	$7,737	$11,709	$(257)	$25,938
Net income	$15,355	$7,837	$11,249	$5,671	$40,112
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.00	$0.00	$(0.00)	$0.02	$0.03
Income (loss) from discontinued operations	0.05	(0.00)	(0.00)	0.01	0.06
Gain (loss) on dispositions of real estate interests, net of minority interest	0.04	0.05	0.07	(0.00)	0.15

Net income	$0.09	$0.05	$0.07	$0.03	$0.24

Basic common shares outstanding	168,355	168,355	168,355	168,366	168,358
Diluted common shares outstanding	196,720	198,703	201,956	205,846	200,823

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2006 (amounts in thousands except per share information):

	For the Quarter Ended				For the Year Ended December 31, 2006
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenues	$44,876	$49,419	$61,128	$63,714	$219,137
Total operating expenses	$37,668	$42,803	$50,868	$47,633	$178,972
Operating income	$7,208	$6,616	$10,260	$16,081	$40,165
Loss from continuing operations	$(1,734)	$(6,044)	$(9,903)	$(155,939)	$(173,620)
Income (loss) from discontinued operations	$(247)	$435	$207	$5,191	$5,586
Gain (loss) on dispositions of real estate interests, net of minority interest	$3,936	$3,963	$(469)	$1,631	$9,061
Net income (loss)	$1,955	$(1,646)	$(10,165)	$(149,117)	$(158,973)
Income (loss) per common share, basic and diluted
Loss from continuing operations	$(0.01)	$(0.04)	$(0.07)	$(1.00)	$(1.16)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.03	0.04
Gain (loss) on dispositions of real estate interests, net of minority interest	0.02	0.03	(0.00)	0.01	0.06

Net income (loss)	$0.01	$(0.01)	$(0.07)	$(0.96)	$(1.06)

Basic common shares outstanding	145,402	150,053	150,725	155,037	150,320
Diluted common shares outstanding	147,315	150,053	150,725	155,037	150,320

Note 19.  Subsequent Event

Purchase of TIC Interests

In January 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million OP Units valued at approximately $14.8 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DCT Industrial Trust Inc.:

Under date of February 29, 2008, we reported on the consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of the Company’s management. Our responsibility is to express an opinion on Schedule III based on our audits. In our opinion, Schedule III – Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado

February 29, 2008

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property	Number of Buildings	Encumbrances (6)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2007			Accumulated Depreciation (4)(7)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)(7)
Newpoint I	1	$—	$2,143	$12,908	$15,051	$(13	)(2)	$2,088	$12,950	$15,038	$(2,576)	03/31/04	1997
Southcreek	3	8,789	5,338	31,640	36,978	189		5,338	31,829	37,167	(5,660)	06/08/04/ 09/21/04	1999/2004
Eagles Landing	1	20,178	2,595	13,475	16,070	180		2,595	13,655	16,250	(2,945)	06/08/04	2003
Buford Industrial	1	—	1,475	7,021	8,496	218		1,475	7,239	8,714	(1,404)	10/01/04	1997
Breckinridge Industrial	2	—	1,950	10,159	12,109	575		1,903	10,781	12,684	(3,344)	10/01/04	2000
Westgate Industrial	1	—	2,140	4,801	6,941	492		2,140	5,293	7,433	(1,586)	10/01/04	1988
Westpark Industrial	2	—	2,176	6,719	8,895	412		2,176	7,131	9,307	(1,020)	10/01/04	1981
Cobb Industrial	2	—	1,120	5,249	6,369	259		1,120	5,508	6,628	(1,370)	10/01/04	1996
Cabot Parkway Industrial	1	—	1,102	6,617	7,719	65		1,103	6,681	7,784	(1,786)	10/01/04	2000
Atlanta NE Portolio	2	—	2,817	14,892	17,709	107		2,817	14,999	17,816	(3,682)	11/05/04	1978/1987
Lotus Cars USA	1	—	1,029	2,103	3,132	—		1,029	2,103	3,132	(451)	12/03/04	2003
Fulton Industrial Boulevard	3	7,450	1,850	13,480	15,330	618		1,850	14,098	15,948	(1,930)	07/21/05	1973/1996
Penney Road	1	2,017	401	4,145	4,546	125		401	4,270	4,671	(414)	07/21/05	2001
Southfield Parkway	1	2,560	523	3,808	4,331	77		523	3,885	4,408	(493)	07/21/05	1994
Livingston Court	2	4,240	919	6,878	7,797	81		919	6,959	7,878	(1,172)	07/21/05	1985
Peterson Place	4	3,387	596	6,900	7,496	336		596	7,236	7,832	(967)	07/21/05	1984
Oakbrook Parkway	5	9,607	1,823	17,185	19,008	1,252		1,823	18,437	20,260	(2,204)	07/21/05	1982
Regency Parkway	7	9,339	1,521	16,084	17,605	958		1,521	17,042	18,563	(2,184)	07/21/05	1984/1989
Jimmy Carter Boulevard	2	3,151	488	5,159	5,647	514		488	5,673	6,161	(811)	07/21/05	1984
McGinnis Ferry Road	1	4,165	700	6,855	7,555	84		693	6,946	7,639	(929)	07/21/05	1993
South Royal Atlanta Drive	1	992	174	1,896	2,070	25		174	1,921	2,095	(245)	07/21/05	1986
Evergreen Boulevard	2	—	3,123	14,265	17,388	31		3,123	14,296	17,419	(1,187)	06/09/06	1999
Northmont Parkway (8)	4	—	3,528	20,622	24,150	838		3,528	21,460	24,988	(1,449)	06/09/06	1998/2000
Summit Ridge Parkway	3	—	3,735	15,112	18,847	213		3,735	15,325	19,060	(1,163)	06/09/06	1996/1997
Buford Development	1	—	1,370	7,151	8,521	55		1,370	7,206	8,576	(133)	03/31/06	2006

TOTAL ATLANTA MARKET	54	75,875	44,636	255,124	299,760	7,691		44,528	262,923	307,451	(41,105)
Delta Portfolio	7	26,366	8,762	36,806	45,568	2,915		8,699	39,784	48,483	(6,421)	04/12/05	1986/1993
Charwood Road	1	5,296	1,960	10,261	12,221	236		1,960	10,497	12,457	(1,171)	07/21/05	1986
Greenwood Place	2	5,260	2,565	12,919	15,484	600		2,566	13,518	16,084	(1,215)	07/21/05/ 06/09/06	1978/1984

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property	Number of Buildings	Encumbrances (6)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2007			Accumulated Depreciation (4)(7)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)(7)
Guilford Road	1	—	1,879	6,650	8,529	518		1,879	7,168	9,047	(506)	06/09/06	1989
Bollman Place	1	—	1,654	6,202	7,856	366		1,654	6,568	8,222	(460)	06/09/06	1986

TOTAL BALTIMORE MARKET	12	36,922	16,820	72,838	89,658	4,635		16,758	77,535	94,293	(9,773)
Binney & Smith	1	10,161	5,183	20,100	25,283	(134	)(2)	5,183	19,966	25,149	(2,591)	07/20/05	2003
High Street Portfolio	3	—	4,853	10,334	15,187	386		4,853	10,720	15,573	(1,256)	10/26/05	1975/1988
Independence Avenue	1	—	3,133	17,542	20,675	(17	)(2)	3,133	17,525	20,658	(851)	12/26/06	1999
Bobali Drive (8)	3	—	4,107	9,288	13,395	135		4,107	9,423	13,530	(448)	02/09/07	1998/1999

TOTAL CENTRAL PENNSYLVANIA MARKET	8	10,161	17,276	57,264	74,540	370		17,276	57,634	74,910	(5,146)
Nevada Boulevard	1	3,023	1,360	4,840	6,200	45		1,360	4,885	6,245	(501)	07/21/05	1990
Barringer Drive	1	1,760	507	4,549	5,056	227		507	4,776	5,283	(524)	07/21/05	1974
Nations Ford Road	1	2,840	1,603	5,277	6,880	48		1,603	5,325	6,928	(690)	07/21/05	2001
Empire Distribution Center	1	—	622	3,655	4,277	(32	)(2)	622	3,623	4,245	(476)	11/02/05	1997
Reames Road	1	—	611	4,026	4,637	129		611	4,155	4,766	(299)	06/09/06	1994
Carrier Drive	1	—	319	1,475	1,794	217		319	1,692	2,011	(111)	06/09/06	1988
Woodpark Drive	3	—	1,010	6,757	7,767	61		1,010	6,818	7,828	(550)	06/09/06	1985/1987

TOTAL CHARLOTTE MARKET	9	7,623	6,032	30,579	36,611	695		6,032	31,274	37,306	(3,151)
Mallard Lake (8)	1	—	2,561	8,809	11,370	—		2,561	8,809	11,370	(1,507)	10/29/03	2000
Wickes Distribution Center	1	10,898	3,191	18,505	21,696	12		3,191	18,517	21,708	(4,121)	01/05/05	2001
Blackhawk Portfolio	5	19,996	6,671	40,877	47,548	854		6,667	41,735	48,402	(5,875)	06/13/05	1974/1987
East Fabyan Parkway	1	5,230	1,790	10,929	12,719	83		1,790	11,012	12,802	(1,721)	07/21/05	1975
Frontenac Road	1	3,920	1,647	5,849	7,496	63		1,647	5,912	7,559	(1,023)	07/21/05	1995
South Wolf Road	1	9,084	4,836	18,794	23,630	521		4,836	19,315	24,151	(2,724)	07/21/05	1982
Laramie Avenue (8)	1	4,870	1,442	7,985	9,427	1,308		1,412	9,323	10,735	(1,271)	07/21/05	1972
West 123rd Place	1	2,847	644	5,935	6,579	113		644	6,048	6,692	(715)	07/21/05	1975
Lunt Avenue	1	—	1,620	1,988	3,608	147		1,620	2,135	3,755	(177)	03/17/06	2005
Mitchell Court	1	—	5,036	8,578	13,614	—		5,036	8,578	13,614	(322)	05/01/07	1985

TOTAL CHICAGO MARKET	14	56,845	29,438	128,249	157,687	3,101		29,404	131,384	160,788	(19,456)
Park West	6	41,451	10,441	63,682	74,123	370		10,319	64,174	74,493	(14,244)	12/15/03/ 06/08/04	1997/2003
Northwest Business Center	1	—	299	4,486	4,785	398		299	4,884	5,183	(2,665)	05/03/04	1995
New Buffington Road	2	4,059	1,618	8,500	10,118	3,148		1,618	11,648	13,266	(848)	07/21/05	1981

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property	Number of Buildings	Encumbrances (6)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2007			Accumulated Depreciation (4)(7)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)(7)
Olympic Boulevard	3	7,350	2,096	11,788	13,884	1,144		2,096	12,932	15,028	(1,623)	07/21/05	1989
Mineola Pike	1	2,653	625	4,642	5,267	175		625	4,817	5,442	(642)	07/21/05	1983
Industrial Road	2	2,740	629	3,344	3,973	769		629	4,113	4,742	(474)	07/21/05	1987
Dolwick Drive	1	2,857	579	4,670	5,249	232		579	4,902	5,481	(583)	07/21/05	1979
Best Place	1	3,540	1,131	5,516	6,647	1,360		1,131	6,876	8,007	(602)	07/21/05	1996
Distribution Circle	1	3,200	688	6,838	7,526	421		688	7,259	7,947	(734)	07/21/05	1981
Creek Road	1	—	377	4,925	5,302	8		377	4,933	5,310	(527)	06/09/06	1983
Power Line Drive	1	—	70	261	331	(1	)(2)	70	260	330	(23)	06/09/06	1984
Foundation Drive	8	—	1,221	5,688	6,909	116		1,221	5,804	7,025	(545)	06/09/06	1984/1987
Jamilke Drive	7	—	1,417	9,524	10,941	273		1,417	9,797	11,214	(859)	06/09/06	1984/1987

TOTAL CINCINNATI MARKET	35	67,850	21,191	133,864	155,055	8,413		21,069	142,399	163,468	(24,369)
Commodity Boulevard	2	20,849	3,891	36,799	40,690	1,283		3,891	38,082	41,973	(4,714)	07/21/05	2000/2005
Industrial Drive	1	4,350	683	7,136	7,819	38		683	7,174	7,857	(987)	07/21/05	1995
Zane Trace Drive	1	—	288	3,091	3,379	(25	)(2)	288	3,066	3,354	(307)	03/14/06	1980
Rickenbacker	2	—	3,532	34,172	37,704	(22	)(2)	3,532	34,150	37,682	(2,556)	04/13/06	1998/2000
Creekside	4	—	5,210	52,437	57,647	622		5,210	53,059	58,269	(4,053)	05/19/06	1999/2002
SouthPark	3	—	1,628	13,504	15,132	56		1,628	13,560	15,188	(1,281)	05/19/06	1990/1999
Mohawk	1	8,703	1,839	12,391	14,230	—		1,839	12,391	14,230	—	08/08/07	2004

TOTAL COLUMBUS MARKET	14	33,902	17,071	159,530	176,601	1,952		17,071	161,482	178,553	(13,898)
DFW H	1	6,444	981	10,392	11,373	(30	)(2)	981	10,362	11,343	(2,747)	12/15/03	1999
Pinnacle (8)	2	16,690	1,588	27,853	29,441	423		1,588	28,276	29,864	(5,871)	12/15/03	2001
Market Industrial	5	—	1,481	15,507	16,988	601		1,481	16,108	17,589	(3,401)	10/01/04	1981/1985
Shiloh Industrial	2	—	878	5,957	6,835	780		878	6,737	7,615	(2,237)	10/01/04	1973/1984
Perimeter Industrial	2	—	261	2,901	3,162	47		261	2,948	3,209	(765)	10/01/04	1979
Avenue R Industrial I	1	—	189	2,231	2,420	187		189	2,418	2,607	(570)	10/01/04	1980
Avenue R Industrial II	1	—	271	1,139	1,410	462		271	1,601	1,872	(431)	10/01/04	1980
Westfork Center Industrial	3	—	503	5,977	6,480	300		503	6,277	6,780	(1,553)	10/01/04	1980
Coasters Distribution Center	1	—	1,380	14,504	15,884	18		1,380	14,522	15,902	(3,297)	12/03/04	2004
Diplomat Drive	1	2,345	532	3,136	3,668	2,213		532	5,349	5,881	(625)	05/26/05	1986
North 28th Street	1	3,254	—	6,145	6,145	20		—	6,165	6,165	(1,072)	07/21/05	2000
Esters Boulevard	5	27,393	2,428	50,618	53,046	1,015		2,428	51,633	54,061	(7,234)	07/21/05	1984/1999
Royal Lane	1	1,918	—	3,200	3,200	20		—	3,220	3,220	(636)	07/21/05	1986

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property	Number of Buildings	Encumbrances (6)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2007			Accumulated Depreciation (4)(7)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(5)(7)
North Stemmons Freeway (8)	1	2,376	585	2,576	3,161	194	585	2,770	3,355	(431)	07/21/05	1974
West Story Drive	1	2,700	777	4,646	5,423	163	777	4,809	5,586	(653)	07/21/05	1997
Meridian Drive	1	2,535	410	4,135	4,545	852	410	4,987	5,397	(666)	07/21/05	1975
Gateway Drive	1	1,472	463	2,152	2,615	367	463	2,519	2,982	(345)	07/21/05	1988
Valwood Parkway	3	8,875	2,271	15,351	17,622	742	2,271	16,093	18,364	(2,254)	07/21/05	1984/1996
108th Street	1	460	83	899	982	5	83	904	987	(144)	07/21/05	1972
Sanden Drive	1	1,138	207	2,258	2,465	10	207	2,268	2,475	(321)	07/21/05	1994
North Great Southwest Parkway	1	1,994	1,134	2,253	3,387	79	1,134	2,332	3,466	(487)	07/21/05	1964
Webb Chapel Road	1	514	110	732	842	23	110	755	865	(154)	07/21/05	1978
Belt Line Road	6	4,766	1,167	7,811	8,978	668	1,167	8,479	9,646	(1,231)	07/21/05	1978
Springlake Road	2	2,720	534	4,457	4,991	370	534	4,827	5,361	(828)	07/21/05	1984
Hurd Drive (8)	1	1,760	420	2,332	2,752	26	420	2,358	2,778	(359)	07/21/05	1982
Champion Drive	1	1,660	672	2,598	3,270	385	672	2,983	3,655	(433)	07/21/05	1984
GSW Gateway Three	1	—	1,669	11,622	13,291	1	1,669	11,623	13,292	(1,160)	01/13/06	2001
Corporate Drive (8)	2	—	4,199	30,374	34,573	1,026	4,199	31,400	35,599	(2,920)	06/09/06	1996/1997

TOTAL DALLAS MARKET	50	91,014	25,193	243,756	268,949	10,967	25,193	254,723	279,916	(42,825)
Interpark 70	1	5,152	1,383	7,566	8,949	819	1,383	8,385	9,768	(2,464)	09/30/04	1998

TOTAL DENVER MARKET	1	5,152	1,383	7,566	8,949	819	1,383	8,385	9,768	(2,464)
DCT Guadalajara 1 – South Periferico	1	—	2,246	3,172	5,418	—	2,246	3,172	5,418	—	09/28/07	2006
DCT Guadalajara 2 – South Periferico	1	—	1,111	1,983	3,094	—	1,111	1,983	3,094	—	10/18/07	1999
DCT Guadalajara 3 – South Periferico	1	—	1,326	3,210	4,536	—	1,326	3,210	4,536	—	10/18/07	2007

TOTAL GUADALAJARA MARKET	3	—	4,683	8,365	13,048	—	4,683	8,365	13,048	—
West by Northwest	1	—	1,033	7,564	8,597	283	1,033	7,847	8,880	(1,843)	10/30/03	1997
Bondesen Business. Park	7	—	1,007	23,370	24,377	782	1,007	24,152	25,159	(6,385)	06/03/04	2001/2002
Beltway 8 Business Park	7	—	1,679	25,565	27,244	423	1,679	25,988	27,667	(6,275)	06/03/04/ 07/01/05	2001/2003
Corporate Industrial	2	—	613	3,989	4,602	166	613	4,155	4,768	(949)	10/01/04	1981
Reed Industrial	1	—	568	6,331	6,899	522	568	6,853	7,421	(2,544)	10/01/04	1973
Julie Rivers Industrial	2	—	272	3,123	3,395	202	272	3,325	3,597	(1,138)	10/01/04	1982
Wynwood Industrial	1	—	180	1,634	1,814	42	180	1,676	1,856	(443)	10/01/04	1980
Wynpark Industrial	1	—	154	1,404	1,558	59	154	1,463	1,617	(384)	10/01/04	1966

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property	Number of Buildings	Encumbrances (6)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2007			Accumulated Depreciation (4)(7)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)(7)
Siber Industrial	1	—	742	4,644	5,386	92		742	4,736	5,478	(1,462)	10/01/04	1966
Greenbriar Industrial	1	—	1,200	7,998	9,198	316		1,200	8,314	9,514	(1,530)	10/01/04	1981
Greens Crossing	3	6,933	1,225	10,202	11,427	430		1,225	10,632	11,857	(1,407)	07/01/05	1998/2000
Willowbrook	4	8,102	1,274	12,842	14,116	779		1,274	13,621	14,895	(1,411)	07/01/05	1998/2000
Gateway at Central Green	2	—	1,079	9,929	11,008	375		1,079	10,304	11,383	(1,178)	09/20/05	2001
Fairbanks Center	1	—	707	5,205	5,912	138		707	5,343	6,050	(397)	03/27/06	1999
Bondesen North	4	—	3,345	11,030	14,375	(256	)(2)	3,345	10,774	14,119	—	06/08/07	2006
Northwest Place	1	—	1,821	11,406	13,227	—		1,821	11,406	13,227	—	06/14/07	1997
8701 Warehouse Center Drive	1	—	1,296	6,782	8,078	—		1,296	6,782	8,078	—	12/03/07	2006

TOTAL HOUSTON MARKET	40	15,035	18,195	153,018	171,213	4,353		18,195	157,371	175,566	(27,346)
Plainfield	2	—	3,095	31,369	34,464	(346	)(2)	3,095	31,023	34,118	(3,483)	12/22/03	1997/2000
Handleman Building	1	—	2,200	11,239	13,439	276		2,200	11,515	13,715	(1,395)	12/15/05	1995
Whirlpool Airwest	1	—	3,817	24,777	28,594	53		3,817	24,830	28,647	(2,524)	12/16/05	2002
Franklin Road	3	—	2,292	11,949	14,241	127		2,292	12,076	14,368	(1,368)	02/27/06	1973
Perry Road	1	—	1,106	7,268	8,374	—		1,106	7,268	8,374	(75)	10/10/07	1995

TOTAL INDIANAPOLIS MARKET	8	—	12,510	86,602	99,112	110		12,510	86,712	99,222	(8,845)
Midpoint Drive	1	—	1,235	11,690	12,925	(13	)(2)	1,235	11,677	12,912	—	07/03/07	2006

TOTAL KANSAS CITY MARKET	1	—	1,235	11,690	12,925	(13)		1,235	11,677	12,912	—
Trade Pointe III	1	5,334	1,020	7,240	8,260	(2	)(2)	1,020	7,238	8,258	(1,437)	09/28/04	2001
Riverport	1	—	1,279	8,812	10,091	601		1,279	9,413	10,692	(2,644)	05/03/04	1996
Freeport	1	—	2,523	18,693	21,216	—		2,523	18,693	21,216	(870)	03/14/07	1999
Louisville Logistics Center	1	6,308	2,177	11,932	14,109	—		2,177	11,932	14,109	—	10/12/07	2002

TOTAL LOUISVILLE MARKET	4	11,642	6,999	46,677	53,676	599		6,999	47,276	54,275	(4,951)
Chickasaw	2	—	1,141	13,837	14,978	(363	)(2)	1,141	13,474	14,615	(3,156)	07/22/03	2000/2002
Panattoni Memphis Portfolio	7	46,712	18,088	114,739	132,827	1,271		18,088	116,010	134,098	(17,311)	02/05/05/ 05/13/05	1997/2003
Memphis Distriplex	1	4,543	1,525	10,444	11,969	(84	)(2)	1,525	10,360	11,885	(1,381)	06/13/05	2000

TOTAL MEMPHIS MARKET	10	51,255	20,754	139,020	159,774	824		20,754	139,844	160,598	(21,848)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property	Number of Buildings	Encumbrances (6)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2007			Accumulated Depreciation (4)(7)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)(7)
Miami Service Center	1	—	1,110	3,811	4,921	224		1,110	4,035	5,145	(1,033)	04/07/05	1987
Miami Commerce Center	1	5,555	3,050	10,769	13,819	(53	)(2)	3,050	10,716	13,766	(1,629)	04/13/05	1991
Northeast 12 Terrace	1	2,475	1,169	6,088	7,257	36		1,169	6,124	7,293	(1,130)	07/21/05	1974
Northwest 70th Avenue	2	—	10,025	16,936	26,961	3,295		10,025	20,231	30,256	(1,528)	06/09/06	1972/1976
North Andrews Avenue	1	—	6,552	6,101	12,653	28		6,552	6,129	12,681	(572)	06/09/06	1999

TOTAL MIAMI MARKET	6	8,030	21,906	43,705	65,611	3,530		21,906	47,235	69,141	(5,892)
Minnesota Valley	3	—	3,764	22,039	25,803	56		3,764	22,095	25,859	(1,852)	04/13/06	1998/2000

TOTAL MINNEAPOLIS MARKET	3	—	3,764	22,039	25,803	56		3,764	22,095	25,859	(1,852)
DCT Monterrey 1 - Guadalupe (8)	1	—	1,404	3,620	5,024	—		1,404	3,620	5,024	—	11/16/07	2007

TOTAL MONTERREY MARKET	1	—	1,404	3,620	5,024	—		1,404	3,620	5,024	—
Bridgestone/Firestone (8)	1	14,627	2,545	21,939	24,484	5,425		2,545	27,364	29,909	(4,096)	06/09/03	2005
Mid South Logistics Center	1	12,388	1,772	18,288	20,060	65		1,772	18,353	20,125	(3,417)	06/29/04	2001
Eastgate	1	10,650	1,445	13,352	14,797	172		1,445	13,524	14,969	(3,060)	03/19/04	2002
Rockdale Distribution Center	1	—	2,940	12,188	15,128	(35	)(2)	2,940	12,153	15,093	(1,289)	12/28/05	2005

TOTAL NASHVILLE MARKET	4	37,665	8,702	65,767	74,469	5,627		8,702	71,394	80,096	(11,862)
Brunswick Avenue	1	9,931	3,665	16,380	20,045	1,533		3,665	17,913	21,578	(2,219)	07/21/05	1986
Campus Drive	1	2,714	1,366	4,841	6,207	262		1,366	5,103	6,469	(584)	07/21/05	1975
Dendreon Building	1	—	4,940	8,026	12,966	(6	)(2)	4,940	8,020	12,960	(828)	12/28/05	1988
Rockaway	3	6,094	5,881	12,521	18,402	785		5,881	13,306	19,187	(1,551)	12/29/05	1974
Lake Drive	1	5,316	1,699	6,898	8,597	288		1,699	7,186	8,885	(510)	05/25/06	1988
452 Business Center	2	4,273	2,298	7,311	9,609	(119	)(2)	2,298	7,192	9,490	(718)	06/06/06	1990

TOTAL NEW JERSEY MARKET	9	28,328	19,849	55,977	75,826	2,743		19,849	58,720	78,569	(6,410)
Huntwood Industrial	1	—	1,892	4,662	6,554	815		1,892	5,477	7,369	(2,101)	10/01/04	1982
Eden Rock Industrial	2	—	1,943	4,746	6,689	585		1,943	5,331	7,274	(1,624)	10/01/04	1973
Bayside Distribution Center	2	11,304	6,875	15,254	22,129	100		6,875	15,354	22,229	(3,007)	11/03/04	1998/2000
California Logistics Centre	1	—	5,672	20,499	26,171	63		5,672	20,562	26,234	(1,907)	04/21/06	2001

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property	Number of Buildings	Encumbrances (6)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2007			Accumulated Depreciation (4)(7)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)(7)
Cherry Street	3	—	12,584	24,582	37,166	166		12,584	24,748	37,332	(2,163)	06/09/06	1960/1990
Pike Lane (8)	3	—	2,880	8,328	11,208	12		2,880	8,340	11,220	(609)	06/09/06	1982
Cordelia Road	3	—	2,215	8,461	10,676	25		2,215	8,486	10,701	(563)	06/09/06	1991
South Vasco Road	1	—	2,572	14,809	17,381	258		2,572	15,067	17,639	(1,078)	06/09/06	1999
McLaughlin Avenue	1	—	3,424	5,507	8,931	12		3,424	5,519	8,943	(516)	06/09/06	1975
Park Lane	5	—	10,977	17,216	28,193	(157	)(2)	10,977	17,059	28,036	(1,554)	06/09/06	1960/1966
Valley Drive	5	—	12,338	15,253	27,591	422		12,338	15,675	28,013	(1,186)	06/09/06	1960/1971
Old Country Road	1	—	1,557	1,503	3,060	12		1,557	1,515	3,072	(162)	06/09/06	1969
Cypress Lane	1	—	2,211	2,196	4,407	412		2,211	2,608	4,819	(196)	06/09/06	1970
Fite Court	1	—	5,316	15,499	20,815	5		5,316	15,504	20,820	(818)	12/28/06	2003

TOTAL NORTHERN CALIFORNIA MARKET	30	11,304	72,456	158,515	230,971	2,730		72,456	161,245	233,701	(17,484)
Cypress Park East	2	10,222	2,627	13,055	15,682	428		2,627	13,483	16,110	(2,498)	10/22/04	2000
East Landstreet Road	3	—	2,251	11,979	14,230	23		2,251	12,002	14,253	(882)	06/09/06	1997/2000
Boggy Creek Road	6	—	6,982	22,646	29,628	228		6,982	22,874	29,856	(1,495)	06/09/06	1993/2002
American Way	1	—	3,603	8,667	12,270	—		3,603	8,667	12,270	(122)	08/16/07	1997

TOTAL ORLANDO MARKET	12	10,222	15,463	56,347	71,810	679		15,463	57,026	72,489	(4,997)
North Industrial	2	5,562	4,566	15,899	20,465	2,954		4,566	18,853	23,419	(3,725)	10/01/04	1995/1999
South Industrial I	2	4,640	2,876	14,120	16,996	1,000		2,829	15,167	17,996	(3,182)	10/01/04	1987/1989
South Industrial II	1	—	1,235	4,902	6,137	441		1,235	5,343	6,578	(1,675)	10/01/04	1990
West Southern Industrial	1	—	555	3,376	3,931	19		555	3,395	3,950	(758)	10/01/04	1984
West Geneva Industrial	3	—	413	2,667	3,080	231		413	2,898	3,311	(489)	10/01/04	1981
West 24th Industrial	2	—	870	4,575	5,445	461		870	5,036	5,906	(752)	10/01/04	1979/1980
Sky Harbor Transit Center	1	—	2,534	7,597	10,131	299		2,534	7,896	10,430	(2,124)	11/24/04	2002
States Logistics Center	1	—	1,690	5,643	7,333	(26	)(2)	1,690	5,617	7,307	(602)	12/05/05	1988
Roosevelt Distribution Center	1	2,261	1,154	6,441	7,595	(26	)(2)	1,154	6,415	7,569	(591)	05/19/06	1988

TOTAL PHOENIX MARKET	14	12,463	15,893	65,220	81,113	5,353		15,846	70,620	86,466	(13,898)
Landmark Building II	1	—	1,893	11,584	13,477	—		1,893	11,584	13,477	(71)	10/22/07	1997

TOTAL SALT LAKE CITY MARKET	1	—	1,893	11,584	13,477	—		1,893	11,584	13,477	(71)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property	Number of Buildings	Encumbrances (6)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2007			Accumulated Depreciation (4)(7)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(5)(7)
Rittiman Business Park	15	—	6,737	40,935	47,672	2,159	6,737	43,094	49,831	(3,838)	06/03/04/ 12/07/06	1976/2000

TOTAL SAN ANTONIO MARKET	15	—	6,737	40,935	47,672	2,159	6,737	43,094	49,831	(3,838)
DCT San Luis Potosi 1 – Logistik Industrial	1	—	565	2,638	3,203	—	565	2,638	3,203	—	08/15/07	2006

TOTAL SAN LUIS POTOSI MARKET	1	—	565	2,638	3,203	—	565	2,638	3,203	—
Industry Drive North	2	9,730	5,753	16,039	21,792	302	5,753	16,341	22,094	(1,939)	07/21/05	1996
South 228th Street (8)	2	11,051	4,739	17,797	22,536	121	4,739	17,918	22,657	(1,939)	07/21/05	1996/1997
64th Avenue South	1	6,383	3,345	9,335	12,680	43	3,345	9,378	12,723	(1,258)	07/21/05	1996
South 192nd Street	1	2,288	1,286	3,433	4,719	280	1,286	3,713	4,999	(476)	07/21/05	1986
South 212th Street	1	—	3,095	10,253	13,348	106	3,095	10,359	13,454	(1,299)	08/01/05	1996
Southwest 27th Street	1	7,570	4,583	8,353	12,936	27	4,583	8,380	12,963	(1,266)	07/21/05	1995

TOTAL SEATTLE MARKET	8	37,022	22,801	65,210	88,011	879	22,801	66,089	88,890	(8,177)
Foothill Business Center	3	—	13,315	9,112	22,427	1,263	13,315	10,375	23,690	(2,965)	12/09/04	2000
Rancho Technology Park	1	—	2,790	7,048	9,838	546	2,790	7,594	10,384	(2,043)	10/16/03	2002
East Slauson Avenue	3	12,010	5,499	14,775	20,274	1,055	5,499	15,830	21,329	(1,676)	07/21/05	1962/1976
Airport Circle	1	5,490	3,098	8,368	11,466	73	3,098	8,441	11,539	(596)	07/21/05	1992
Cota Street	1	4,453	2,802	7,624	10,426	777	2,802	8,401	11,203	(970)	07/21/05	1987
Twin Oaks Valley Road	2	3,998	1,815	7,855	9,670	111	1,815	7,966	9,781	(834)	07/21/05	1978/1988
Meyer Canyon	1	—	5,314	9,929	15,243	1,403	5,314	11,332	16,646	—	06/30/06	2001

TOTAL SOUTHERN CALIFORNIA MARKET	12	25,951	34,633	64,711	99,344	5,228	34,633	69,939	104,572	(9,084)
DCT Tijuana (8)	3	—	2,746	7,977	10,723	—	2,746	7,977	10,723	—	12/06/07	1989/1992

TOTAL TIJUANA MARKET	3	—	2,746	7,977	10,723	—	2,746	7,977	10,723	—

GRAND TOTAL	382	$634,261	$472,228	$2,198,387	$2,670,615	$73,500	$471,855	$2,272,260	$2,744,115	$(308,742)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(1)	Included in Building & Improvements are intangible lease assets.
(2)	Generally these reductions in basis include one or more of the following: i) payments received under master lease agreements and pursuant to GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than revenues; ii) writeoffs of fixed asset balances due to early lease terminations by contracted customers; and iii) other miscellaneous basis adjustments.
(3)	Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2007:

Total per Schedule III (6)	$2,744,115
Properties under redevelopment	37,086
Properties under development	76,680
Properties in pre-development including land held	25,025

Total investment in properties	$2,882,906

(4)	Reconciliation of accumulated depreciation to consolidated balance sheet caption as of December 31, 2007:

Total per Schedule III (6)	$308,742
Properties under redevelopment	1,949
Properties under development	—
Properties in pre-development including land held	—

Total investment in properties	$310,691

(5)	As of December 31, 2007, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.4 billion.
(6)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2007:

Total per Schedule III	$634,261
Properties under redevelopment	9,677
Premiums, net of amortization	5,630

Total mortgage notes	$649,568

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(7)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2007 is as follows:

Investments in properties:
Balance at beginning of year	$2,864,888
Acquisition of properties	242,605
Improvements, including development properties	56,634
Divestiture of properties	(282,417)
Other	1,196

Balance at end of year	$2,882,906

Accumulated depreciation:
Balance at beginning of year	$199,574
Depreciation and amortization expense, including discontinued operations	120,467
Divestiture of properties	(9,489)
Other	139

Balance at end of year	$310,691

(8)	Occasionally our leases contain certain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. These buildings, or a building included in the business park are subject to such an agreement.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated June 17, 2005, among Dividend Capital Trust Inc., DCT Acquisition Corporation, Cabot Industrial Value Fund Inc. and Cabot Industrial Value Fund Manager, LLC (incorporated by reference to Exhibit 2.1 to Form 10-Q filed on August 15, 2005)

2.2

Put/Call Agreement, dated July 21, 2005, among Cabot Industrial Fund Manager, LLC, the limited partners named therein and Dividend Capital Trust Inc. (incorporated by reference to Exhibit 2.2 to Form 10-Q filed on August 15, 2005)

2.3

Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

3.2	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2008)

10.2	Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 13, 2006)

10.3

Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 3, 2007 (incorporated by reference to Exhibit 99.2 to Form S-3ASR Registration Statement, Commission File No. 333-145253)

10.4	DCT Industrial Trust Inc. Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2007)

10.5	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

10.6	Form of Restricted Stock Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on October 13, 2006)

10.7	Form of Phantom Share Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on October 13, 2006)

10.8	Form of LTIP Unit Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on October 13, 2006)

10.8.1

Form of Option Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7.1 to Amendment No. 1 to Form S-11 Registration Statement, Commission File No. 333-138094)

10.9

Real Estate Contract, dated December 23, 2004, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 16, 2005)

10.10

First Amendment to Real Estate Contract, dated January 7, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 16, 2005)

Exhibit Number	Description
10.11	Second Amendment to Real Estate Contract, dated January 21, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on March 16, 2005)

10.12	Third Amendment to Real Estate Contract, dated February 15, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 16, 2005)

10.13	Fourth Amendment to Real Estate Contract, dated February 22, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.16 to Form 10-K filed on March 16, 2005)

10.14	Fifth Amendment to Real Estate Contract, dated February 25, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 16, 2005)

10.15	Sixth Amendment to Real Estate Contract, dated March 2, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 16, 2005)

10.16	Seventh Amendment to Real Estate Contract, dated March 4, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.19 to Form 10-K filed on March 16, 2005)

10.17	Credit Agreement dated as of December 9, 2005 among Dividend Capital Operating Partnership LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to Form S-3 on Form S-11, Commission File No. 333-122260)

10.18	Agreement of Purchase and Sale dated as of May 10, 2006 among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A, LLC, Cabot Industrial Venture A Texas, LP, Cabot Industrial Venture B Texas, LP and Dividend Capital Operating Partnership LP (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to Form S-3 on Form S-11, Commission File No. 333-122260)

10.19	Note Purchase Agreement dated as of June 9, 2006 among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and the purchasers party thereto (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to Form S-3 on Form S-11, Commission File No. 333-122260)

10.20	Non-Competition and Non-Solicitation Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and Evan H. Zucker (incorporated by reference to Exhibit 10.19 to Form S-11 Registration Statement, Commission File No. 333-138094)

10.21	Non-Competition and Non-Solicitation Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and James R. Mulvihill (incorporated by reference to Exhibit 10.20 to Form S-11 Registration Statement, Commission File No. 333-138094)

10.22	Pledge and Security Agreement, dated as of October 10, 2006, between Dividend Capital Advisors Group LLC and DCT Industrial Trust Inc. (incorporated by reference to Exhibit 10.21 to Form S-11 Registration Statement, Commission File No. 333-138094)

10.23	Registration Rights Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and Dividend Capital Advisors Group LLC (incorporated by reference to Exhibit 10.22 to Form S-11 Registration Statement, Commission File No. 333-138094)

Exhibit Number	Description
10.24	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Thomas G. Wattles (incorporated by reference to Exhibit 10.6.5 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.25	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and James D. Cochran (incorporated by reference to Exhibit 10.6.6 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.26	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.6.7 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.27	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Matthew T. Murphy (incorporated by reference to Exhibit 10.6.8 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.28	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.6.9 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.29	Employment Agreement, dated as of August 14, 2006, between Dividend Capital Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.6.10 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.30	Employment Agreement, dated as of September 18, 2006, between Dividend Capital Trust Inc. and Stuart B. Brown (incorporated by reference to Exhibit 10.6.11 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

+10.31	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Thomas G. Wattles

+10.32	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and James D. Cochran

+10.33	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Daryl H. Mechem

+10.34	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Matthew T. Murphy

+10.35	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Michael J. Ruen

+10.36	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Philip L. Hawkins

+10.37	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Stuart B. Brown

10.38	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Dividend Capital Securities LLC, relating to the termination of the Dealer Manager Agreement between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Dividend Capital Securities LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed on October 13, 2006)
10.39	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Securities LLC, relating to the termination of the Dealer Manager Agreement between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Securities LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 13, 2006)

Exhibit Number	Description
10.40	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Exchange Facilitators LLC, relating to the termination of the Intellectual Property Licensing Agreement between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Exchange Facilitators LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed on October 13, 2006)

10.41	Purchase Agreement, dated December 12, 2006, by and among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, on behalf of themselves and the other several underwriters named in Schedule A thereto (incorporated by reference to Exhibit 10.8 to Form 8-K filed on December 18, 2006)

10.42	DCT Industrial Trust Inc. 2006 Outperformance Program (incorporated by reference to Exhibit 10.8 to Form 8-K filed on December 19, 2006)

+21.1	List of Subsidiaries

+23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, dated February 29, 2008

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

E-4