Form 10-K/A
period 2007-12-31
DCT Industrial Trust Inc.
filed 2008-03-28
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DCT INDUSTRIAL TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

Page
PART IV
Item 15.	Exhibits and Financial Statement Schedules	64

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of DCT Industrial Trust Inc. (the “Company”) for the fiscal year ended December 31, 2007 is being filed for the purpose of providing separate audited financial statements of DCT/SPF Industrial Operating LLC and TRT-DCT Industrial JV I General Partnership in accordance with Rule 3-09 of Regulation S-X. These audited financial statements are included as Exhibits 99.1 and 99.2. The Company is also amending Note 4 to the Consolidated Financial Statements to reflect a conforming change. This Amendment does not update or modify in any way the results of operations, financial position, cash flows or other disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Form 10-K”), and does not reflect events occurring after the original filing date of the Original Form 10-K of February 29, 2008; provided that all references in the Original Form 10-K to “this Annual Report on Form 10-K” or similar language shall be deemed to refer to the Original Form 10-K, as amended by this Amendment.

This Amendment also includes a signature page, the certifications required by Rule 13a-14(a) and (b) under the Securities Exchange Act of 1934, consents of KPMG LLP and Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) to the incorporation by reference of their reports contained in the Amendment into previous filings under this Securities Act of 1933, and the Exhibit Index, which has been amended and restated in its entirety to reflect the inclusion of the certifications, the financial statements of DCT/SPF Industrial Operating LLC and TRT-DCT Industrial JV I General Partnership and the consents of KPMG LLP and EKS&H.

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

B. Exhibits.

The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page E-1 to E-4 of this report, which is incorporated herein by reference.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

By:	/s/ PHILIP L. HAWKINS
Philip L. Hawkins, Chief Executive Officer and Director

Date: March 28, 2008

65

66

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

Our outstanding indebtedness is summarized in the table below (dollars in thousands):

	Stated Interest Rate	Maturity Date	Outstanding Balance as of December 31,
			2007	2006
Senior Unsecured Notes:
2 year, variable rate (1)(5)	5.97%	June 2008	$275,000	$275,000
5 year, fixed rate (1)	5.53%	April 2011	50,000	50,000
8 year, fixed rate (1)	5.68%	January 2014	50,000	50,000
10 year, fixed rate (1)	5.77%	April 2016	50,000	50,000
Mortgage Notes:
Variable:
Cabot	6.45%	October 2011	25,237	25,237
Fixed:
7 year, fixed rate	5.00%	March 2011	37,979	38,679
10 year, fixed rate (1)	5.31%	January 2015	52,865	53,910
5 year, fixed rate (1)	4.40%	January 2010	54,492	55,716
8 year, fixed rate	4.97%	October 2013	18,555	3,926
Park West G	7.08%	July 2008	15,681	16,214
Mid South Logistics Center	6.40%	November 2012	12,388	12,543
Sky Harbor Transit Center	6.22%	September 2012	—	3,675
Shelby 4	7.40%	December 2017	1,267	1,349
Shelby 5	5.69%	December 2013	7,459	7,763
Shelby 19	6.72%	November 2022	11,567	12,005
Miami Commerce Center	6.91%	October 2018	5,555	5,889
Shelby 18	8.50%	October 2008	7,865	7,973
1615 Diplomat Drive.	7.25%	July 2008	2,345	2,423
Memphis Distriplex	6.79%	July 2011	4,543	4,619
Binney & Smith Distribution Center	6.97%	June 2013	10,161	10,795
Roosevelt Distribution Center.	7.11%	December 2011	2,261	2,348
111 Lake Drive.	5.79%	April 2013	5,316	5,389
2401 Midpoint Drive.	5.25%	January 2016	—	5,743
Park West	7.21%	July 2008	10,926	11,156
Baltimore-Washington	6.25%	September 2012	26,366	26,769
Blackhawk	4.89%	February 2008	19,996	19,997
Greens Crossing	6.44%	October 2012	6,933	7,058
Willowbrook	6.84%	September 2012	8,102	8,212
Cabot	5.06%	January 2011	56,668	57,494
Cabot	4.72%	April 2011	48,980	50,150
Cabot	5.16%	July 2012	62,740	62,740
Cabot	4.91%	April 2012	51,764	51,764
Cabot	4.79%	October 2011	50,549	50,549
Rockaway	7.22%	March 2008	6,094	6,289
452 Business Center	7.48%	August 2011	4,273	4,448
Mohawk	5.75%	August 2025	8,703	—
Louisville Logistics Center	6.04%	January 2013	6,308	—

Weighted Avg./Totals (2)	5.61%	N/A	1,068,938	1,057,822
Premiums, Net of Amortization (3)	N/A	N/A	5,630	8,259

Total Senior Unsecured Notes and Mortgage Notes	N/A	N/A	1,074,568	1,066,081
Secured and Unsecured Credit Facilities:	N/A	N/A
Senior Unsecured Revolving Credit Facility (4)	5.68%	December 2010	82,000	34,272
Senior Secured Revolving Credit Facility (4)	—	—	—	6

Outstanding Balance on Credit Facilities	5.68%	N/A	82,000	34,278

Total Carrying Value of Debt	N/A	N/A	$1,156,568	$1,100,359

Fixed Rate Debt (5)	5.45%	N/A	$768,701	$757,585
Premiums, Net of Amortization	N/A	N/A	5,630	8,259
Variable Rate Debt	5.94%	N/A	382,237	334,515

Total Carrying Value of Debt	N/A	N/A	$1,156,568	$1,100,359

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

Amount Declared During Quarter Ended in 2007:	Per Share	Date Paid
December 31,	$0.1600	January 17, 2008
September 30,	$0.1600	October 19, 2007
June 30,	$0.1600	July 20, 2007
March 31,	$0.1600	April, 19, 2007

Total 2007	$0.6400

Amount Declared During Quarter Ended in 2006:	Per Share (1)	Date Paid
December 31,	$0.1600	January 8, 2007
September 30,	$0.1613	October 2, 2006
June 30,	$0.1596	July 17, 2006
March 31,	$0.1578	April 17, 2006

Total 2006	$0.6387

Amount Declared During Quarter Ended in 2005:	Per Share (1)	Date Paid
December 31,	$0.1613	January 17, 2006
September 30,	$0.1613	October 17, 2005
June 30,	$0.1596	July 15, 2005
March 31,	$0.1578	April 15, 2005

Total 2005	$0.6400

(1)	Assumes with respect to all distributions paid through October 2, 2006 that the share/unit was owned for the entire quarter.

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

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

EXHIBIT INDEX

Exhibit Number		Description

2.1		Agreement and Plan of Merger, dated June 17, 2005, among Dividend Capital Trust Inc., DCT Acquisition Corporation, Cabot Industrial Value Fund Inc. and Cabot Industrial Value Fund Manager, LLC (incorporated by reference to Exhibit 2.1 to Form 10-Q filed on August 15, 2005)

2.2		Put/Call Agreement, dated July 21, 2005, among Cabot Industrial Fund Manager, LLC, the limited partners named therein and Dividend Capital Trust Inc. (incorporated by reference to Exhibit 2.2 to Form 10-Q filed on August 15, 2005)

2.3		Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

3.1		DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

3.2		DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

10.1		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2008)

10.2		Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 13, 2006)

10.3		Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 3, 2007 (incorporated by reference to Exhibit 99.2 to Form S-3ASR Registration Statement, Commission File No. 333-145253)

10.4		DCT Industrial Trust Inc. Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2007)

10.5		DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

10.6		Form of Restricted Stock Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on October 13, 2006)

10.7		Form of Phantom Share Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on October 13, 2006)

10.8		Form of LTIP Unit Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on October 13, 2006)

10.8	.1	Form of Option Award Agreement pursuant to DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7.1 to Amendment No. 1 to Form S-11 Registration Statement, Commission File No. 333-138094)

10.9		Real Estate Contract, dated December 23, 2004, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 16, 2005)

10.1	0	First Amendment to Real Estate Contract, dated January 7, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 16, 2005)

Exhibit Number	Description

10.11	Second Amendment to Real Estate Contract, dated January 21, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on March 16, 2005)

10.12	Third Amendment to Real Estate Contract, dated February 15, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 16, 2005)

10.13	Fourth Amendment to Real Estate Contract, dated February 22, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.16 to Form 10-K filed on March 16, 2005)

10.14	Fifth Amendment to Real Estate Contract, dated February 25, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 16, 2005)

10.15	Sixth Amendment to Real Estate Contract, dated March 2, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 16, 2005)

10.16	Seventh Amendment to Real Estate Contract, dated March 4, 2005, among Panattoni Development Company, LLC, the other Sellers listed therein and Dividend Capital Operating Partnership LP. (incorporated by reference to Exhibit 10.19 to Form 10-K filed on March 16, 2005)

10.17	Credit Agreement dated as of December 9, 2005 among Dividend Capital Operating Partnership LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to Form S-3 on Form S-11, Commission File No. 333-122260)

10.18	Agreement of Purchase and Sale dated as of May 10, 2006 among Cabot Industrial Venture A, LLC, Cabot Industrial Venture B, LLC, CW Industrial Venture A, LLC, Cabot Industrial Venture A Texas, LP, Cabot Industrial Venture B Texas, LP and Dividend Capital Operating Partnership LP (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to Form S-3 on Form S-11, Commission File No. 333-122260)

10.19	Note Purchase Agreement dated as of June 9, 2006 among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and the purchasers party thereto (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to Form S-3 on Form S-11, Commission File No. 333-122260)

10.20	Non-Competition and Non-Solicitation Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and Evan H. Zucker (incorporated by reference to Exhibit 10.19 to Form S-11 Registration Statement, Commission File No. 333-138094)

10.21	Non-Competition and Non-Solicitation Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and James R. Mulvihill (incorporated by reference to Exhibit 10.20 to Form S-11 Registration Statement, Commission File No. 333-138094)

10.22	Pledge and Security Agreement, dated as of October 10, 2006, between Dividend Capital Advisors Group LLC and DCT Industrial Trust Inc. (incorporated by reference to Exhibit 10.21 to Form S-11 Registration Statement, Commission File No. 333-138094)

10.23	Registration Rights Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and Dividend Capital Advisors Group LLC (incorporated by reference to Exhibit 10.22 to Form S-11 Registration Statement, Commission File No. 333-138094)

Exhibit Number	Description

10.24	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Thomas G. Wattles (incorporated by reference to Exhibit 10.6.5 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.25	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and James D. Cochran (incorporated by reference to Exhibit 10.6.6 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.26	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.6.7 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.27	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Matthew T. Murphy (incorporated by reference to Exhibit 10.6.8 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.28	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.6.9 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.29	Employment Agreement, dated as of August 14, 2006, between Dividend Capital Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.6.10 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

10.30	Employment Agreement, dated as of September 18, 2006, between Dividend Capital Trust Inc. and Stuart B. Brown (incorporated by reference to Exhibit 10.6.11 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.31	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Thomas G. Wattles

*10.32	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and James D. Cochran

*10.33	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Daryl H. Mechem

*10.34	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Matthew T. Murphy

*10.35	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Michael J. Ruen

*10.36	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Philip L. Hawkins

*10.37	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Stuart B. Brown

10.38	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Dividend Capital Securities LLC, relating to the termination of the Dealer Manager Agreement between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Dividend Capital Securities LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed on October 13, 2006)

10.39	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Securities LLC, relating to the termination of the Dealer Manager Agreement between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Securities LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 13, 2006)

Exhibit Number	Description

10.40	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Exchange Facilitators LLC, relating to the termination of the Intellectual Property Licensing Agreement between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Exchange Facilitators LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed on October 13, 2006)

10.41	Purchase Agreement, dated December 12, 2006, by and among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, on behalf of themselves and the other several underwriters named in Schedule A thereto (incorporated by reference to Exhibit 10.8 to Form 8-K filed on December 18, 2006)

10.42	DCT Industrial Trust Inc. 2006 Outperformance Program (incorporated by reference to Exhibit 10.8 to Form 8-K filed on December 19, 2006)

*21.1	List of Subsidiaries

+23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, dated March 28, 2008

+23.2	Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm, dated March 28, 2008

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+99.1	Consolidated Financial Statements of DCT/SPF Industrial Operating LLC

+99.2	Consolidated Financial Statements of TRT-DCT Industrial JV I General Partnership

+	Filed herewith.
*	Previously filed.

E-4