Form 10-Q
period 2008-03-31
DCT Industrial Trust Inc.
filed 2008-05-08
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of April 30, 2008, 171,694,887 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)
Land	$517,946	$519,584
Buildings and improvements	2,166,152	2,139,961
Intangible lease assets	187,510	188,079
Construction in progress	34,815	35,282

Total Investment in Properties	2,906,423	2,882,906
Less accumulated depreciation and amortization	(339,922)	(310,691)

Net Investment in Properties	2,566,501	2,572,215
Investments in and advances to unconsolidated joint ventures	114,419	102,750

Net Investment in Real Estate	2,680,920	2,674,965
Cash and cash equivalents	24,660	30,481
Notes receivable	23,123	27,398
Deferred loan costs, net	4,448	4,828
Deferred loan costs – financing obligations, net	—	1,345
Straight-line rent and other receivables	27,978	26,879
Other assets, net	10,875	13,096

Total Assets	$2,772,004	$2,778,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$26,617	$31,267
Distributions payable	33,274	32,994
Tenant prepaids and security deposits	14,526	13,896
Other liabilities	11,047	8,117
Intangible lease liability, net	8,041	9,022
Line of credit	145,000	82,000
Senior unsecured notes	425,000	425,000
Mortgage notes	618,101	649,568
Financing obligations	—	14,674

Total Liabilities	1,281,606	1,266,538

Minority interests	356,061	349,782
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 168,385,903 and 168,379,863 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,684	1,684
Additional paid-in capital	1,593,352	1,593,165
Distributions in excess of earnings	(452,793)	(426,210)
Accumulated other comprehensive loss	(7,906)	(5,967)

Total Stockholders’ Equity	1,134,337	1,162,672

Total Liabilities and Stockholders’ Equity	$2,772,004	$2,778,992

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Rental revenues	$65,463	$64,860
Institutional capital management and other fees	860	746

Total Revenues	66,323	65,606

OPERATING EXPENSES:
Rental expenses	8,704	7,837
Real estate taxes	8,632	8,497
Real estate related depreciation and amortization	29,103	28,695
General and administrative	5,882	4,056

Total Operating Expenses	52,321	49,085

Operating Income	14,002	16,521

OTHER INCOME AND EXPENSE:
Equity in income of unconsolidated joint ventures, net	287	74
Interest expense	(14,550)	(16,821)
Interest income and other	434	982
Income taxes	(549)	(471)

Income (Loss) Before Minority Interests	(376)	285
Minority interests	109	45

Income (Loss) From Continuing Operations	(267)	330
Income from discontinued operations	289	8,276

Income Before Gain On Dispositions Of Real Estate Interests	22	8,606

Gain on dispositions of real estate interests, net of minority interest	362	6,749

NET INCOME	$384	$15,355

INCOME PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$(0.00)	$0.00
Income from discontinued operations	0.00	0.05
Gain on dispositions of real estate interests, net of minority interest	0.00	0.04

Net Income	$0.00	$0.09

INCOME PER COMMON SHARE – DILUTED:
Income (Loss) From Continuing Operations	$(0.00)	$0.00
Income from discontinued operations	0.00	0.05
Gain on dispositions of real estate interests, net of minority interest	0.00	0.04

Net Income	$0.00	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	168,386	168,355

Diluted	207,278	196,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

And Other Comprehensive Loss

For the Three Months Ended March 31, 2008

(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	168,380	$1,684	$1,593,165	$(426,210)	$(5,967)	$1,162,672
Comprehensive loss:
Net income	—	—	—	384	—	384
Net unrealized loss on cash flow hedging derivatives	—	—	—	—	(3,514)	(3,514)
Realized loss related to hedging activities	—	—	—	—	1,423	1,423
Amortization of cash flow hedging derivatives	—	—	—	—	152	152

Total comprehensive loss						(1,555)

Issuance of common stock, net of offering costs	6	—	(12)	—	—	(12)
Amortization of stock-based compensation	—	—	241	—	—	241
Premium related to redemptions of OP Units	—	—	(42)	—	—	(42)
Distributions on common stock	—	—	—	(26,967)	—	(26,967)

Balance at March 31, 2008	168,386	$1,684	$1,593,352	$(452,793)	$(7,906)	$1,134,337

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$384	$15,355
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	42	2,486
Real estate related depreciation and amortization	29,143	28,783
Gain on dispositions of real estate interests	(561)	(13,735)
Gain on dispositions of non-depreciated real estate	(246)	(3,711)
Loss on hedging activities	1,468	—
Distributions of earnings from unconsolidated joint ventures	742	175
Equity in income of unconsolidated joint ventures, net, and other	(597)	(2,584)
Changes in operating assets and liabilities:
Other receivables and other assets	1,054	(1,453)
Accounts payable, accrued expenses and other liabilities	(4,229)	(825)

Net cash provided by operating activities	27,200	24,491

INVESTING ACTIVITIES:
Real estate acquisitions	(24,079)	(41,045)
Capital expenditures and development activities	(13,309)	(7,966)
Decrease in deferred acquisition costs and deposits	588	13,171
Proceeds from dispositions of real estate investments, net	11,841	156,368
Contributions to unconsolidated joint ventures	(14,942)	(13,791)
Distributions from unconsolidated joint ventures	2,561	—
Proceeds from repayment of notes receivable	4,775	13
Other investing activities	1,856	(3,322)

Net cash provided by (used in) investing activities	(30,709)	103,415

FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	63,000	(12,278)
Principal payments on mortgage notes	(30,967)	(3,045)
Principal payments on financing obligations	(5)	(5,933)
Increase in deferred loan costs	—	(132)
Offering costs for issuance of common stock and OP Units	(69)	(2,437)
Redemption of OP Units	(1,143)	—
Distributions to common stockholders	(26,687)	(27,021)
Distributions to minority interests	(6,441)	(3,755)
Contributions from minority interests	—	103

Net cash used in financing activities	(2,312)	(54,498)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,821)	73,408
CASH AND CASH EQUIVALENTS, beginning of period	30,481	23,310

CASH AND CASH EQUIVALENTS, end of period	$24,660	$96,718

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$13,863	$18,269
Debt assumed in connection with purchase of TIC Interests (see Note 5)	$—	$14,886
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 5)	$14,669	$75,601

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

As of March 31, 2008, we owned, managed or had under development 455 industrial real estate buildings comprised of approximately 76.9 million square feet. Our portfolio of consolidated operating properties included 381 industrial real estate buildings, which consisted of 224 bulk distribution properties, 115 light industrial properties and 42 service center properties comprised of approximately 53.5 million square feet. Our portfolio of 381 consolidated operating properties was 93.2% occupied as of March 31, 2008. As of March 31, 2008, we also consolidated 15 development properties and five redevelopment properties. In addition, as of March 31, 2008, we had ownership interests ranging from approximately 7% to 20% in 35 unconsolidated properties in institutional joint ventures, or funds, comprised of approximately 12.1 million square feet, and investments in two unconsolidated operating properties and 11 unconsolidated development joint venture properties. We managed six properties where we had no ownership interests.

Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2007 and related notes thereto as filed on Form 10-K, as amended, on March 28, 2008.

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

Reclassifications

Certain items in the Consolidated Statement of Operations for three months ended March 31, 2007 have been reclassified to conform to 2008 classifications.

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

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently in pre-development, being developed or redeveloped until the building is substantially completed and ready for its intended use, normally not later than one year from cessation of major construction activity.

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

Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended March 31, 2008 and 2007, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.1 million and $1.6 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the three months ended March 31, 2008 and 2007, was $13.0 million and $12.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141, and amortized to “Rental revenues” over the life of the related leases. Additionally, the unamortized balances of SFAS No. 141 assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. For the three months ended March 31, 2008 and 2007, the total net decrease to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was approximately $20,000 and $0.5 million, respectively.

Early lease termination fees are recorded in “Rental revenues” when such amounts are earned. During the three months ended March 31, 2008, approximately $0.1 million associated with early lease termination fees were recorded. During the three months ended March 31, 2007, the early termination of leases, including amounts reported as discontinued operations, resulted in a decrease in revenues associated with SFAS 141 intangible assets and liabilities of $0.3 million and additional amortization expense of $0.1 million.

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

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We intend to adopt SFAS No. 161 on January 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption of this Statement, we did not elect the SFAS No. 159 option for our existing financial assets and liabilities and therefore adoption of SFAS No. 159 did not have any impact on our Consolidated Financial Statements.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

We have deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities in accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157. Items in this classification include intangible assets and liabilities.

SFAS No. 157 emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, SFAS No. 157 establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses forward starting and interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy.

On a recurring basis, we measure our derivatives at fair value, which was a net liability of $8.0 million as of March 31, 2008. The fair value of these derivatives was determined using Level 2 inputs, as described in SFAS No. 157.

Note 2 – Real Estate

Our consolidated real estate assets consist of operating properties, redevelopment properties, operating properties held for contribution, properties under development and properties in pre-development including land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Operating properties	$2,623,484	$2,623,927
Properties under redevelopment	37,787	37,086
Operating properties held for contribution	119,822	120,188
Properties under development	108,859	76,680
Properties in pre-development including land held	16,471	25,025

Total Investment in Properties	2,906,423	2,882,906
Less accumulated depreciation and amortization	(339,922)	(310,691)

Net Investment in Properties	$2,566,501	$2,572,215

Acquisition Activity

During the three months March 31, 2008, we acquired three shell-complete development properties located in one market in Mexico, comprised of approximately 547,000 square feet for a total cost of approximately $20.7 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and short-term borrowings.

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

Disposition Activity

During the three months ended March 31, 2008, we disposed of one operating property comprised of approximately 84,000 square feet to an unrelated third party for total gross proceeds of approximately $6.1 million, which resulted in a gain of approximately $0.4 million. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture. See additional discussion below.

During the three months ended March 31, 2007, we disposed of nine operating properties comprising approximately 2.2 million square feet located in eight markets. We sold three properties comprising 266,000 square feet to unrelated third parties for total gross proceeds of approximately $54.4 million, which resulted in a gain of approximately $9.6 million. The remaining six properties comprising approximately 1.9 million square feet were contributed to institutional joint ventures in which we maintain ownership interests for a total contribution value of approximately $104.9 million. See additional discussion below.

Contribution of Properties to Institutional Capital Management Joint Ventures

TRT-DCT Industrial Joint Venture I

On September 1, 2006, we entered into the first joint venture agreement with Dividend Capital Total Realty Trust Inc., “DCTRT”, TRT-DCT Industrial Joint Venture I, G.P., “TRT-DCT Venture I.” As of March 31, 2008, this joint venture owned approximately $170.1 million in real estate assets. No further assets are planned to be acquired by this joint venture, except that DCTRT has the option, subject to our consent, to contribute certain additional real estate assets with an aggregate current value of approximately $42.3 million. This joint venture is funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 10% of the joint venture’s required equity capitalization); and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55.0% and no more than 75.0%. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

No properties were contributed to the fund during the three months ended March 31, 2008. During the three months ended March 31, 2007, we contributed three properties to TRT-DCT Venture I totaling approximately 818,000 rentable square feet with a combined gross contribution value of approximately $53.0 million. The contribution of the three properties into TRT-DCT Venture I resulted in a total gain of approximately $4.3 million, of which approximately $3.9 million was recognized in our earnings during the three months ended March 31, 2007. The remaining gain of approximately $0.4 million has been deferred and is being amortized to earnings over the weighted average life of the related property’s real estate assets.

TRT-DCT Industrial Joint Venture II

On March 27, 2007, we formed our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II, G.P., (“TRT-DCT Venture II”). As of March 31, 2008, this joint venture owned approximately $67.9 million of real estate assets. TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I.

No properties were contributed to the fund during the three months ended March 31, 2008. During the three months ended March 31, 2007, we contributed three properties to TRT-DCT Venture II totaling approximately 1.1 million rentable square feet with a combined gross contribution value of approximately $51.9 million. The contribution of the three properties into TRT-DCT Venture II resulted in a total gain of approximately $4.4 million, of which approximately $4.0 million was recognized in our earnings during the three months ended March 31, 2007. The remaining gain of approximately $0.4 million has been deferred and is being amortized to earnings over the weighted average life of the related property’s real estate assets.

DCT/SPF Industrial Operating LLC

On August 30, 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”). As of March 31, 2008, this joint venture owned approximately $284.7 million of real estate assets. This joint venture is funded with an equity contribution from JP Morgan to the joint venture (approximately 80% of the joint venture’s equity capitalization) and an equity contribution from us to the joint venture (approximately 20% of the joint venture’s equity capitalization). Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

During the three months ended March 31, 2008, the JP Morgan Venture acquired one property comprised of approximately 340,000 square feet from an unrelated third party.

Development Joint Venture

IDI/DCT Buford, LLC

On March 10, 2008, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer, to develop four distribution buildings comprised of approximately 600,000 square feet in Atlanta, Georgia on approximately 47 acres contributed to the joint venture. We received cash proceeds of approximately $1.5 million, equity in the venture and recognized a gain on the contribution of the land of approximately $276,000.

Discontinued Operations

As of March 31, 2008, there were no potential sales of our properties to a third party that were considered probable and, as such, no properties were classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). However, one property sold during the three months ended March 31, 2008 and five properties sold during the year ended December 31, 2007, to third parties were classified as discontinued operations. See Note 11 for additional information.

Intangible Assets

Aggregate net amortization for intangible assets recognized pursuant to SFAS No. 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 1 for additional information) was approximately $7.1 million and $8.0 million for the three months ended March 31, 2008 and 2007, respectively. Our intangible assets and liabilities included the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$160,300	$(88,387)	$71,913	$160,865	$(81,622)	$79,243
Above market rent	27,210	(16,654)	10,556	27,214	(15,657)	11,557
Below market rent	(18,562)	10,521	(8,041)	(18,565)	9,543	(9,022)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net decrease to rental revenues due to the amortization of above and below market rents for the next 5 years and thereafter (in thousands):

For the Year Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Decrease to Rental Revenues Related to Above and Below Market Rents
Remainder of 2008	$17,316	$(484)
2009	15,792	(986)
2010	10,019	(1,089)
2011	6,754	(507)
2012	4,524	(251)
Thereafter	17,508	802

Total	$71,913	$(2,515)

Note 3 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. The following describes our unconsolidated joint ventures as of March 31, 2008 and December 31, 2007:

	DCT Ownership Percentage as of March 31, 2008	Number of Buildings	Net Equity Investment as of
Unconsolidated Joint Ventures			March 31, 2008	December 31, 2007
			(in thousands)
Institutional Funds:
DCT Fund I LLC	20%	6	$2,369	$2,580
TRT-DCT Venture I	6.7%	10	2,689	2,496
TRT-DCT Venture II	12.5%	5	1,680	1,750
DCT/SPF Industrial Operating LLC	20%	14	51,642	46,924
Developments:
Panattoni Investments	N/A	—	—	251
Whitestown	90%	—	992	935
IDI/DCT	50%	4	8,523	9,165
DCT/IDI Buford	75%	—	3,761	—
Sycamore Canyon	90%	2	5,430	5,282
Stirling Capital Investments (SCLA) (1)	50%	6	33,764	29,827
Logistics Way	95%	1	3,569	3,540

Total		48	$114,419	$102,750

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

As of December 31, 2007, the Company’s investments in DCT/SPF Industrial Operating LLC and TRT-DCT Venture I were considered significant subsidiaries pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Condensed combined financial information for DCT/SPF Industrial Operating LLC and TRT-DCT Venture I is as follows (in thousands):

Balance sheets:	March 31, 2008	December 31, 2007	Statements of operations:	For the Three Months Ended March 31,
				2008	2007 (1)
Total investment in properties	$454,733	$403,290	Revenues:
Accumulated depreciation	(13,672)	(7,435)	Rental revenues	$9,180	$1,273

Net investment in properties	441,061	395,855	Other income	14	10

Cash and cash equivalents	1,788	2,409	Total revenues	9,194	1,283
Other assets	3,485	2,318	Expenses:

Total assets	$446,334	$400,582	Real estate taxes	(1,071)	(26)

			Rental expenses	(732)	(147)
Secured debt	$101,042	$101,042	Depreciation and amortization	(4,365)	(668)
Other liabilities	9,047	10,874	General and administrative	(234)	(5)

Total liabilities	110,089	111,916	Total expenses	(6,402)	(846)
Partners’ capital	336,245	288,666	Interest expense	(1,478)	—

Total liabilities and partners’ capital	$446,334	$400,582	Net income	$1,314	$437

(1)	Date of inception for DCT/SPF Industrial Operating LLC was August 22, 2007.

Note 4 – Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a fixed interest rate for a limited, pre-determined period of time.

Net unrealized losses of approximately $3.5 million were recorded during the three months ended March 31, 2008 and net unrealized gains of approximately $17,000 were recorded during the three months ended March 31, 2007, to “Accumulated other comprehensive loss” as a result of the change in fair value of outstanding hedges. During the three months ended March 31, 2008, we recorded a loss of approximately $45,000 related to the ineffectiveness due to the change in estimated timing of anticipated debt issuances. No ineffectiveness was recorded during the three months ended March 31, 2007. Gains and losses resulting from hedging ineffectiveness and hedge settlements are recorded as increases and decreases, respectively, to “Interest income and other” in our Consolidated Statements of Operations. Additionally, during the three months ended March 31, 2008, two forward-starting swaps did not qualify for hedge accounting and a loss of $1.4 million was recorded to “Interest expense” related to their change in fair value.

As of March 31, 2008 and December 31, 2007, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $7.9 million and $6.0 million, respectively. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $1.0 million will be amortized from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 5 – Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. In October 2006, we discontinued the private placement of TIC Interests. During the three months ended March 31, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million OP Units valued at approximately $14.8 million.

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

During the three months ended March 31, 2008 and 2007, we incurred approximately $55,000 and $2.1 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. Included in “Interest expense” was approximately $51,000 and $1.9 million for the three months ended March 31, 2008 and 2007, respectively, of interest expense related to the financing obligation.

During the three months ended March 31, 2007, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in 14 industrial properties located in Tennessee and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 6.8 million OP Units valued at approximately $76.9 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed a portion of a secured note totaling $14.9 million with an interest rate of 5.0% that was previously reflected in “Financing obligations.”

Note 6 – Minority Interests

Minority interests consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
OP Units:
Net investment	$401,852	$389,174
Distributions	(33,727)	(27,286)
Share of cumulative net loss	(13,793)	(13,882)

Sub-total	354,332	348,006
Cabot non-voting common stock:
Net investment	63	63
Distributions	(8)	(8)
Share of cumulative net loss	(2)	(2)

Sub-total	53	53
Joint venture partner interest:
Net investment	1,983	1,983
Distributions	(1)	(1)
Share of cumulative net loss	(306)	(259)

Sub-total	1,676	1,723

Total	$356,061	$349,782

	For the Three Months Ended March 31,
	2008	2007
Minority interests share of operations:
Minority interests share of Income (Loss) From Continuing Operations	$109	$45
Minority interests share of income from discontinued operations	(67)	(1,395)
Minority interests share of gain on dispositions of real estate interests	(84)	(1,136)

Total minority interests share of operations	$(42)	$(2,486)

OP Units

As of March 31, 2008 and December 31, 2007, we owned approximately 81% and 82%, respectively, of the outstanding equity interests of our operating partnership, with the remaining equity interest in our operating partnership owned by third-party investors and Dividend Capital Advisors Group LLC (“DCAG”). Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. During the three months ended March 31, 2008, approximately 125,000 OP Units were redeemed for $1.1 million in cash. During the three months ended March 31, 2007, no redemptions occurred.

During the three months ended March 31, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million OP Units valued at approximately $14.8 million. As of March 31, 2008 and December 31, 2007, we had approximately 24.1 million and 22.6 million OP Units outstanding, respectively, held by unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 for additional information).

As of March 31, 2008, there was a total of 39.2 million OP Units outstanding with a redemption value of approximately $390.6 million based on the closing price of our common stock on March 31, 2008. As of December 31, 2007, there were 37.7 million OP Units outstanding with a redemption value of approximately $351.3 million based on the closing price of our common stock on December 31, 2007. As of March 31, 2008, 27.6 million OP Units were redeemable.

Note 7 – Stockholders’ Equity

Common Stock

As of March 31, 2008, approximately 168.4 million shares of common stock were issued and outstanding. The net proceeds from the prior sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

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

Stock Based Compensation

Restricted Stock

During the three months ended March 31, 2008 and 2007, we granted approximately 103,000 shares and 62,000 shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $8.65 and $11.57 per share, respectively. The restricted stock was recorded at the fair market value of our common stock on the date of issuance. These shares of restricted common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. These shares of restricted common stock have voting rights and rights to receive dividends.

Stock Options

During the three months ended March 31, 2008 and 2007, we granted approximately 1.6 million stock options and 557,000 stock options, respectively, at the weighted-average exercise price of $8.64 and $11.46 per share, respectively. The fair value of the aforementioned grants totaled $0.9 million and $0.6 million, respectively, and are amortized over their respective vesting periods.

Note 8 – Related Party Transactions

Transition services agreement with DCAG

In October 2006, we entered into a transitional services agreement with DC Services, LLC, or DC Services, an affiliate of DCAG, whereby we received enumerated transitional services, including IT services, human resources, payroll and accounts payable services, necessary to operate our business for a one-year period for a monthly fee of approximately $72,000. Upon the expiration of the one-year period, we renewed this agreement through December 31, 2007. During 2007, we paid approximately $900,000 to DC Services pursuant to this agreement. DC Services has continued to provide us shared services in 2008 and on March 24, 2008, we entered into a shared services agreement with DC Services whereby DC Services is to provide us shared services during 2008 for a monthly fee of approximately $57,600, starting January 2008.

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

	For the Three Months Ended March 31,
	2008	2007
Numerator
Income (Loss) From Continuing Operations	$(267)	$330
Minority interests’ share of net income related to potentially dilutive shares	—	41

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	$(267)	$371

Income from discontinued operations	$289	$8,276
Minority interest’s share of net income related to potentially dilutive shares	39	1,406

Numerator for diluted earnings per share – adjusted income from discontinued operations	$328	$9,682

Gain on dispositions of real estate interests, net of minority interest	$362	$6,749
Minority interest’s share of net income related to potentially dilutive shares	49	1,146

Numerator for diluted earnings per share – adjusted gain from dispositions of real estate interests	$411	$7,895

Adjusted net income attributable to common stockholders	$309	$17,948

Denominator
Weighted average common shares outstanding – basic	168,386	168,355
Potentially dilutive common shares	38,892	28,365

Weighted average common shares outstanding – diluted	207,278	196,720

Income per Common Share – Basic
Income (Loss) From Continuing Operations	$(0.00)	$0.00
Income from discontinued operations	0.00	0.05
Gain on dispositions of real estate interests, net of minority interest	0.00	0.04

Net Income	$0.00	$0.09

Income per Common Share – Diluted
Income (Loss) From Continuing Operations	$(0.00)	$0.00
Income from discontinued operations	0.00	0.05
Gain on dispositions of real estate interests, net of minority interest	0.00	0.04

Net Income	$0.00	$0.09

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 1.6 million and 0.9 million stock options for the three months ended March 31, 2008 and 2007, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per share in accordance with SFAS No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

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

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Rental Revenues		Property NOI (1)
	2008	2007	2008	2007
Bulk distribution	$50,816	$51,592	$37,981	$39,167
Light industrial and other	14,647	13,268	10,146	9,359

Total	$65,463	$64,860	$48,127	$48,526

(1)	Property net operating income (“NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expense and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, interest expense, interest income and general and administrative expenses. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Property NOI	$48,127	$48,526
Institutional capital management and other fees	860	746
Real estate related depreciation and amortization	(29,103)	(28,695)
General and administrative expense	(5,882)	(4,056)
Equity in income of unconsolidated joint ventures, net	287	74
Interest expense	(14,550)	(16,821)
Interest income and other	434	982
Income taxes	(549)	(471)
Minority interests	109	45

Income (Loss) from Continuing Operations	$(267)	$330

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	March 31, 2008	December 31, 2007
Property type segments:
Bulk distribution	$1,932,791	$1,943,128
Light industrial and other	526,799	553,072

Total segment net assets	2,459,590	2,496,200
Development and redevelopment assets	148,115	112,847
Non-segment assets:
Properties in pre-development including land held	16,471	25,025
Non-segment cash and cash equivalents	2,817	3,316
Other non-segment assets (1)	145,011	141,604

Total Assets	$2,772,004	$2,778,992

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Included in rental revenues and segment net assets as of and for the three months ended March 31, 2008 was approximately $0.8 million and $60.6 million, respectively, attributable to operations in Mexico which commenced during 2007.

Note 11 – Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended March 31, 2008, we sold one operating property in our bulk distribution segment comprised of approximately 84,000 square feet to a third party for a net gain of $0.4 million. During the year ended December 31, 2007, we sold one development property in our bulk distribution segment comprised of approximately 499,000 square feet, and four operating properties in our light industrial and other segment comprised of approximately 289,000 square feet to third parties for a net gain of $12.1 million. For the three months ended March 31, 2008 and 2007, “Income from discontinued operations” includes the results of operations of these properties prior to the date of sale. This treatment resulted in certain reclassifications of financial statement amounts for the three months ended March 31, 2007. As of March 31, 2008, we had no properties classified as held for sale.

The following is a summary of the components of “Income from discontinued operations” for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Rental revenues	$76	$370
Rental expenses and real estate taxes	(17)	(113)
Real estate related depreciation and amortization	(40)	(88)

Operating income	19	169
Interest expense, net	(24)	(59)

Income (loss) before minority interest and gain on dispositions of real estate	(5)	110
Gain on dispositions of real estate interests	361	9,561
Minority interests	(67)	(1,395)

Income from discontinued operations	$289	$8,276

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

In addition, our current and continuing qualification as a real estate investment trust, or REIT, involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, or the Code, and depends on our ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements included in this report.

Unless the context otherwise requires, the terms “we,” “us” and “our” refer to DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP, or our operating partnership, and their consolidated subsidiaries.

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of March 31, 2008, the Company owned, managed or had under development approximately 76.9 million square feet of assets leased to approximately 850 corporate customers, including 12.1 million square feet managed on behalf of three institutional joint venture partners. Our properties primarily consist of high-quality, generic bulk distribution warehouses and light industrial properties leased to corporate tenants. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 81% of the outstanding equity interests of our operating partnership as of March 31, 2008. We acquired our first property in June 2003 and have built a portfolio of 381 consolidated operating properties through March 31, 2008.

Our primary business objectives are to maximize sustainable long-term growth in earnings and Funds From Operations, or FFO, as defined on page 38, and to maximize total return to our stockholders. In our pursuit of these objectives, we will:

•	actively manage our existing portfolio to maximize operating cash flows;

•	acquire and develop properties in selected markets, including Mexico, including through joint ventures;

•	pursue development opportunities;

•	expand our institutional capital management program; and

•	dispose of assets that no longer fit our investment criteria.

In order to achieve these objectives, we have raised capital through common stock issuances, our operating partnership’s private placement (as more fully described below) and issued and assumed debt, while maintaining a conservative leverage ratio.

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing additional high-quality properties in major distribution markets, increasing fee revenues from our institutional capital management program, and generating profits from our development activities. In addition, we may recycle our capital by selling assets, contributing assets to joint ventures, funds or other commingled investment vehicles with institutional partners, and acquiring assets in target markets.

Although the national real estate credit market has experienced increased volatility and the U.S. economy is slowing, we believe that long-term demand for high-quality industrial warehouse space in major distribution markets will remain favorable. We expect near-term operating income from our existing properties to increase through rental rate growth on leases that are expiring and through a moderate increase in average occupancy rates although occupancy could decline and operating earnings decrease if demand for warehouse space were to fall. Additionally, growth in operating earnings should be derived from development and acquisitions in our target markets, which may be offset by disposing or contributing existing properties.

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

Inflation

Although the U.S. economy has been experiencing moderately higher inflation rates, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within six years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

Significant Transactions During 2008

Summary of the three months ended March 31, 2008

During the three months ended March 31, 2008, we expanded our presence in Mexico from eight buildings comprised of 633,000 square feet to 11 buildings comprised of 1.2 million square feet. Additionally, we entered into agreements for additional expansion in Mexico. The following further describes certain significant transactions that occurred during the three months ended March 31, 2008.

•	Major Development Activities

Mexico - During the three months ended March 31, 2008, we acquired three buildings from Nexxus Desarrollos Industriales (“Nexxus”) that were constructed under forward purchase commitments in Monterrey. The one remaining shell-complete building is expected to be acquired during the second quarter of 2008. Additionally, during the three months ended March 31, 2008, we entered into additional forward purchase commitments with Nexxus to purchase four shell-complete buildings, comprised of 482,000 square feet. Construction commenced on these four buildings during the quarter and is expected to be completed in late 2008. Completion of the expansion of one of the acquired buildings that began during 2007 is expected to be completed during the third quarter of 2008.

SCLA - During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project for the next 12 years (including extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions.

During the three months ended March 31, 2008, the SCLA joint venture began construction on one building comprised of approximately 1.0 million square feet and continued construction on one other building comprised of 296,000 square feet. Additionally, two buildings were completed during the quarter and leasing activities commenced, with 49,000 square feet leased as of March 31, 2008.

IDI/DCT Buford, LLC JV - On March 10, 2008, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer, to develop four distribution buildings comprised of approximately 600,000 square feet in Atlanta, Georgia on approximately 47 acres contributed to the joint venture. We received cash proceeds of approximately $1.5 million, equity in the venture and recognized a gain on the contribution of the land of approximately $276,000.

•

Disposition Activity - During the three months ended March 31, 2008, we disposed of one operating property comprised of approximately 84,000 square feet to an unrelated third party for total gross proceeds of approximately $6.1 million, which resulted in a gain of approximately $0.4 million. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture. See additional discussion above.

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

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our management’s ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently in pre-development, being developed or redeveloped until the building is substantially completed and ready for its intended use, normally not later than one year from cessation of major construction activity. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $0.4 million.

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

Customer Diversification

As of March 31, 2008, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following table reflects our ten largest customers, based on annualized base rent as of March 31, 2008, that occupy approximately 10.7 million square feet in all consolidated and unconsolidated operating properties, and development properties.

Deutsche Post World Net (DHL & Exel)

Technicolor

Whirlpool Corporation

Bridgestone/Firestone

EGL, Inc.

S.C Johnson & Son, Inc.

The Clorox Sales Company

Ozburn-Hessey Logistics

United Parcel Service (UPS)

Home Depot Inc.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We intend to adopt SFAS No. 161 on January 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption of this Statement, we did not elect the SFAS No. 159 option for our existing financial assets and liabilities and therefore adoption of SFAS No. 159 did not have any impact on our Consolidated Financial Statements.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

We have deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities in accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157. Items in this classification include intangible assets and liabilities.

SFAS No. 157 emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, SFAS No. 157 establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses forward starting and interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy.

On a recurring basis, we measure our derivatives at fair value, which was a net liability of $8.0 million as of March 31, 2008. The fair value of these derivatives was determined using Level 2 inputs, as described in SFAS No. 157.

Results of Operations

Summary of the three months ended March 31, 2008 compared to the three months ended March 31, 2007

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of March 31, 2008, we consolidated 381 operating properties, five redevelopment properties and 15 development properties, and we owned, managed or had under development approximately 76.9 million square feet of assets leased to approximately 850 corporate customers, including 12.1 million square feet managed on behalf of three institutional joint venture partners. As of March 31, 2007, we consolidated 369 operating properties (two of which were excluded from continuing operations as they were disposed of as of March 31, 2008), six redevelopment properties, and three development properties.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three months ended, March 31, 2008 compared to March 31, 2007, respectively (dollar amounts in thousands).

	2008		2007
Operating properties in continuing operations (1):	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Number of buildings	224	157	215	152
Square feet (in thousands)	45,853	7,691	46,493	7,347
Occupancy at end of period	93.7%	91.1%	93.7%	89.3%
Segment net assets	$1,932,641	$526,780	$2,027,686	$513,709
Rental revenues	$50,816	$14,647	$51,592	$13,268
Property net operating income (2)	$37,981	$10,146	$39,167	$9,359

(1)

Includes 19 operating properties held for contribution as of March 31, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with SFAS No. 144. As of March 31, 2007, two properties were classified as held for contribution.

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

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Property NOI	$48,127	$48,526
Institutional capital management and other fees	860	746
Real estate related depreciation and amortization	(29,103)	(28,695)
General and administrative expense	(5,882)	(4,056)
Equity in income of unconsolidated joint ventures, net	287	74
Interest expense	(14,550)	(16,821)
Interest income and other	434	982
Income taxes	(549)	(471)
Minority interests	109	45

Income (Loss) from Continuing Operations	$(267)	$330

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	March 31, 2008	March 31, 2007
Property type segments:
Bulk distribution	$1,932,791	$2,027,686
Light industrial and other	526,799	513,709

Total segment net assets	2,459,590	2,541,395
Development and redevelopment assets	148,115	40,185
Properties excluded from continuing operations	—	22,730
Non-segment assets:
Properties in pre-development including land held	16,471	31,204
Non-segment cash and cash equivalents	2,817	76,626
Other non-segment assets (1)	145,011	88,258

Total Assets	$2,772,004	$2,800,398

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the three months ended March 31, 2008 compared to the three months ended March 31, 2007

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the three months ended March 31, 2008 totaled 352 buildings comprised of approximately 49.2 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended March 31,		$ Change
	2008	2007
Rental Revenues
Same store	$59,365	$57,999	$1,366
2008/2007 acquisitions and dispositions, net	2,351	6,390	(4,039)
Development and redevelopment	847	288	559
Held for contribution	2,772	183	2,588
Revenues related to early lease terminations, net	128	—	128

Total rental revenues	65,463	64,860	602

Rental Expenses and Real Estate Taxes
Same store	16,013	14,407	1,606
2008/2007 acquisitions and dispositions, net	408	1,694	(1,286)
Development and redevelopment	242	134	108
Held for contribution	673	99	573

Total rental expenses and real estate taxes	17,336	16,334	1,001

Property Net Operating Income (1)
Same store	43,352	43,592	(240)
2008/2007 acquisitions and dispositions, net	1,943	4,696	(2,753)
Development and redevelopment	605	154	451
Held for contribution	2,099	84	2,015
Revenues related to early lease terminations, net	128	—	128

Total property net operating income	48,127	48,526	(399)

Other Income
Institutional capital management and other fees	860	746	114
Gain on dispositions of real estate assets	200	4,174	(3,974)
Gain on dispositions of non-depreciated real estate	246	3,711	(3,465)
Equity in income of unconsolidated joint ventures, net	287	74	213
Interest income and other	434	982	(548)

Total other income	2,027	9,687	(7,660)

Other Expenses
Real estate related depreciation and amortization	29,103	28,695	408
General and administrative expenses	5,882	4,056	1,826
Income taxes	549	471	78
Interest expense	14,550	16,821	(2,271)

Total other expenses	50,084	50,043	41
Minority interests	25	(1,091)	1,116
Income (loss) from discontinued operations	(5)	110	(115)
Gain on dispositions of real estate interests, net, classified as discontinued operations	294	8,166	(7,872)

Net income	$384	$15,355	$(14,971)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure, and a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see page 30-31 above.

Rental Revenues

Rental revenues increased by approximately $0.6 million, or 1%, for the three months ended March 31, 2008 compared to the same period in 2007, primarily as a result of increased base rent per square foot, increased average occupancy, and slightly higher tenant recovery income. Same store rental revenues increased by approximately $1.4 million, or 2%, for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to increased base rent per square foot, slightly better average occupancy and higher tenant recovery income.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $1.0 million, or 6%, for the three months ended March 31, 2008 compared to the same period in 2007, primarily as a result of increased maintenance costs due to worse winter weather and higher property taxes, both of which are generally recoverable from our tenants. Additionally, we recorded $0.6 million as a reserve for bad debts during the three months ended March 31, 2008 primarily related to a tenant bankruptcy and other non-recoverable expenses increased approximately $0.2 million. Same store rental expenses and real estate taxes increased by approximately $1.6 million, or 11%, for the three months ended March 31, 2008 as compared to the same period in 2007, also primarily related to increased maintenance costs due to worse winter weather, and higher property taxes and bad debt expense.

Other Income

Other income decreased by approximately $7.7 million for the three months ended March 31, 2008 as compared to the same period in 2007, primarily as a result of a decrease of approximately $7.4 million in gains related to dispositions of real estate interests reported in continuing operations and by a decrease in interest income of $0.5 million due to lower average cash balances.

Other Expenses

Real estate related depreciation and amortization increased by approximately $0.4 million for the three months ended March 31, 2008 as compared to the same period in 2007, increased depreciation expense related to a reduction of the estimated useful lives of certain buildings during the third quarter of 2007. The increase in general and administrative expenses of $1.8 million primarily relates to increased compensation costs due to increased headcount, and higher professional fees. The decrease in interest expense of approximately $2.3 million is primarily attributable to the lower outstanding balance of our financing obligations during the three months ended March 31, 2008 compared to the same period in 2007, partially offset by a $1.4 million charge to interest expense related to the change in fair value of two forward-starting swaps that did not qualify for hedge accounting as of March 31, 2008 .

Income from Discontinued Operations

Income from discontinued operations decreased primarily due to fewer property sales to unrelated third parties during the during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Minority Interest

We owned approximately 81% of our operating partnership as of March 31, 2008 compared to approximately 82% as of December 31, 2007 primarily due to issuance of OP Units to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 to our Consolidated Financial Statements for additional information).

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

Cash Flows

During the three months ended March 31, 2008 compared to the same period in 2007, our cash provided by operating activities increased $2.7 million, from $24.5 million to $27.2 million, primarily related to lower interest expense and higher operating distributions from our institutional capital management joint ventures partially offset by lower interest income and higher general and administrative costs. During the three months ended March 31, 2008, investing activities used $30.7 million in cash primarily related to $24.1 million spent for the acquisition of three properties, contributions to our unconsolidated joint ventures of $14.9 million and capital expenditures related to our industrial properties of $13.3 million, offset primarily by proceeds of $11.8 million from the sale of one building and the contribution of land to a unconsolidated joint venture. During the three months ended March 31, 2007, investing activities provided $103.4 million primarily from the proceeds of $156.4 million from the sale of nine properties, offset by $41.0 million used for the acquisition of five properties and $8.0 million used for capital expenditures. During the three months ended March 31, 2008 compared to the same period in 2007, we used $52.2 million less cash in our financing activities. Although we paid $22.0 million more in principal repayments of long-term debt, we increased our short-term borrowings by $75.3 million.

During the three months ended March 31, 2008, we paid distributions of $33.1 million, which were satisfied through our existing cash balances, cash provided by operations and short-term borrowings. During the three months ended March 31, 2007, we paid cash distributions of approximately $30.8 million.

Common Stock

As of March 31, 2008, approximately 168.4 million shares of common stock were issued and outstanding. The net proceeds from the sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

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

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales (“Nexxus”) to acquire six newly constructed buildings totaling approximately 859,000 square feet. The six buildings are located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligated us to acquire each of the facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with six separate letters of credit, all of which were settled as of March 31, 2008. As of March 31, 2008, we sold our interests in one of the six buildings, we acquired four of the buildings, and the one remaining building is expected to be acquired during the second quarter of 2008. Additionally, during late 2007, we began an expansion of one of the buildings acquired and provided Nexxus with an additional letter of credit for $3.8 million related to the expansion. During the three months ended March 31, 2008, we entered into four similar forward purchase commitments with Nexxus and provided an additional letters of credit totaling $21.4 million. Construction of these buildings is expected to be completed in late 2008.

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

During the three months ended March 31, 2008, our board of directors declared distributions to stockholders totaling approximately $33.4 million, including distributions to OP unitholders. During the same period of 2007, our board of directors declared distributions to stockholders totaling approximately $31.9 million, including distributions to OP unitholders. During the three months ended March 31, 2008, we paid distributions using existing cash balances and short-term borrowings.

Outstanding Indebtedness

As of March 31, 2008, our outstanding indebtedness consisted of secured mortgage debt, unsecured notes and an unsecured revolving credit facility (“line of credit”) and totaled approximately $1.2 billion, excluding $106.4 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of March 31, 2008, the historical cost of all our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt was approximately $1.2 billion. Our debt has various covenants and we were in compliance with all of these covenants as of March 31, 2008.

All of these debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service. During 2008, we expect to refinance our maturing debt through a combination of extending existing maturities, borrowings under our line of credit and/or new borrowings. During the three months ended March 31, 2008, we entered into an agreement, which is effective June 9, 2008, to extend the maturity date of $175.0 million of the $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%. During the three months ended March 31, 2008 and 2007, our debt service, including principal and interest, totaled $45.9 million and $19.2 million, respectively.

To manage interest rate risk for forecasted refinancing of fixed-rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited period of time. As of March 31, 2008, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Forward-starting swap	$26,000	5.364%	1/2010	1/2020
Forward-starting swap	$90,000	5.430%	6/2012	6/2022

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, and secured indebtedness. As of March 31, 2008 and 2007, we were in compliance with all of these covenants. As of March 31, 2008 and December 31, 2007, $145.0 million and $82.0 million, respectively, were outstanding under this facility.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of March 31, 2008 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
Remainder of 2008	$275,000	(1)	$42,231	$—	$317,231
2009	—		7,924	—	7,924
2010	—		58,512	145,000	203,512
2011	50,000		230,237	—	280,237
2012	—		169,846	—	169,846
Thereafter	100,000		104,221	—	204,221

Total	$425,000		$612,971	$145,000	$1,182,971

(1)

During June 2006, we issued $275.0 million of variable rate, senior unsecured notes. In conjunction with this transaction, we entered into a LIBOR-based swap which fixed the interest rate associated with these notes until February 2007. During the three months ended March 31, 2008, we entered into an agreement, which is effective June 9, 2008, to extend the maturity date of $175.0 million of the $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%.

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our indebtedness will not exceed 60% of our total market capitalization at the time of incurrence. Our total market capitalization is defined as the sum of the market value of our outstanding shares of common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of restricted stock that we will issue to certain of our officers under our long-term incentive plan, plus the aggregate value of OP Units not owned by us, plus the book value of our total consolidated indebtedness and our pro rata share of debt related to unconsolidated joint ventures. Since this ratio is based, in part, upon market values of equity, it will fluctuate with changes in the price of our shares of common stock; however, we believe that this ratio provides an appropriate indication of leverage for a company whose assets are primarily real estate. As of March 31, 2008, our debt to total market capitalization ratio was 38.5%. Our charter and our bylaws do not limit the amount or percentage of indebtedness that we may incur. We are, however, subject to certain leverage limitations pursuant to the restrictive covenants of our outstanding indebtedness. Our board of directors may from time to time modify our debt policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein. In addition to operating leases, we have $25.2 million of outstanding letters of credit and we own interests in unconsolidated joint ventures. Based on the provisions of certain joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except for during June 2007, a wholly owned, consolidated subsidiary issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Industrial Joint Venture I. The note is guaranteed by us until all related obligations are satisfied. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is generally limited to this note and the carrying amounts of our investments in the unconsolidated joint ventures, which were $114.4 million and $102.8 million as of March 31, 2008 and December 31, 2007, respectively. We have, however, made certain non-recourse guarantees (referred to as standard non-recourse carve outs) with respect to certain debt issuances by these joint ventures, which, under certain limited circumstances, may become full-recourse guarantees.

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret it differently and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from net income for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net income attributable to common shares	$384	$15,355
Adjustments:
Real estate related depreciation and amortization	29,143	28,783
Equity in (income) of unconsolidated joint ventures, net	(287)	(74)
Equity in FFO of unconsolidated joint ventures	1,467	396
(Gain) on dispositions of real estate interests, net of minority interest	(656)	(14,933)
Gain on dispositions of non-depreciated real estate, net of minority interest	199	3,176
Minority interest in the operating partnership’s share of the above adjustments	(5,688)	(4,183)

Funds from operations attributable to common shares – basic	24,562	28,520
FFO attributable to dilutive OP Units	5,671	4,797

Funds from operations attributable to common shares – diluted	$30,233	$33,317

Basic FFO per common share	$0.15	$0.17
Diluted FFO per common share	$0.15	$0.17
Weighted average common shares outstanding:
Basic	168,386	168,355
Dilutive OP Units	38,892	28,365

Diluted	207,278	196,720

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a fixed interest rate for a limited, pre-determined period of time. During the three months ended March 31, 2008 and 2007, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2008 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2008, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Forward-starting swap	$26,000	5.364%	1/2010	1/2020
Forward-starting swap	$90,000	5.430%	6/2012	6/2022

As of March 31, 2008, derivatives with a negative fair value of $8.0 million were included in “Other liabilities” in our Consolidated Balance Sheets. As of December 31, 2007, derivatives with a negative fair value of $4.4 million were included in “Other liabilities” in our Consolidated Balance Sheets. For the three months ended March 31, 2008, a loss of $45,000 was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. For the three months ended March 31, 2007, no gain or loss was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. Additionally, during the three months ended March 31, 2008, two forward-starting swaps did not qualify for hedge accounting and a loss of $1.4 million was recorded to “Interest expense” related to their change in fair value.

The net liabilities associated with these derivatives would increase approximately $6.7 million if the market interest rate of the referenced swap index were to decrease 10% (or 46 basis points) based upon the prevailing market rate as of March 31, 2008.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2008, we had approximately $445.2 million of variable rate debt outstanding indexed to LIBOR and U.S. treasury rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10% (or 37 basis points), our interest expense for the three months ended March 31, 2008 would have increased by approximately $0.5 million. Additionally, if weighted average interest rates on our fixed rate debt were to change by 1% due to refinancing, interest expense would change by approximately $1.9 million during the three months ended March 31, 2008.

As of March 31, 2008, the estimated fair value of our debt was approximately $1.2 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2008, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as amended, filed on March 28, 2008.

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

DCT INDUSTRIAL TRUST INC.

Date: May 8, 2008	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: May 8, 2008	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.