Form 10-Q
period 2008-06-30
DCT Industrial Trust Inc.
filed 2008-08-07
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 172,883,248 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

i

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Land	$509,319	$519,584
Buildings and improvements	2,119,216	2,139,961
Intangible lease assets	182,012	188,079
Construction in progress	54,143	35,282

Total Investment in Properties	2,864,690	2,882,906
Less accumulated depreciation and amortization	(359,512)	(310,691)

Net Investment in Properties	2,505,178	2,572,215
Investments in and advances to unconsolidated joint ventures	122,173	102,750

Net Investment in Real Estate	2,627,351	2,674,965
Cash and cash equivalents	23,697	30,481
Notes receivable	20,467	27,398
Deferred loan costs, net	5,793	4,828
Deferred loan costs – financing obligations, net	—	1,345
Straight-line rent and other receivables	27,860	26,879
Other assets, net	9,453	13,096
Assets held for sale	8,912	—

Total Assets	$2,723,533	$2,778,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$38,667	$31,267
Distributions payable	33,245	32,994
Tenant prepaids and security deposits	15,753	13,896
Other liabilities	6,663	8,117
Intangible lease liability, net	8,066	9,022
Line of credit	103,000	82,000
Senior unsecured notes	425,000	425,000
Mortgage notes	615,526	649,568
Financing obligations	—	14,674
Liabilities related to assets held for sale	343	—

Total Liabilities	1,246,263	1,266,538

Minority interests	318,088	349,782
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 172,136,070 and 168,379,863 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,721	1,684
Additional paid-in capital	1,629,288	1,593,165
Distributions in excess of earnings	(464,864)	(426,210)
Accumulated other comprehensive loss	(6,963)	(5,967)

Total Stockholders’ Equity	1,159,182	1,162,672

Total Liabilities and Stockholders’ Equity	$2,723,533	$2,778,992

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Rental revenues	$62,393	$60,868	$125,897	$123,997
Institutional capital management and other fees	614	572	1,474	1,318

Total Revenues	63,007	61,440	127,371	125,315

OPERATING EXPENSES:
Rental expenses	7,327	7,243	15,845	14,836
Real estate taxes	8,551	7,974	16,935	16,210
Real estate related depreciation and amortization	28,893	27,510	57,148	55,404
General and administrative	5,083	5,677	10,965	9,733

Total Operating Expenses	49,854	48,404	100,893	96,183

Operating Income	13,153	13,036	26,478	29,132

OTHER INCOME AND EXPENSE:
Equity in income (loss) of unconsolidated joint ventures, net	439	(31)	726	43
Interest expense	(11,136)	(15,020)	(25,566)	(31,703)
Interest income and other	567	2,157	1,001	3,139
Income taxes	(360)	(502)	(897)	(962)

Income (Loss) Before Minority Interests	2,663	(360)	1,742	(351)
Minority interests	(431)	102	(220)	187

Income (Loss) From Continuing Operations	2,232	(258)	1,522	(164)

Income from discontinued operations	13,296	358	14,028	8,870

Income Before Gain (Loss) On Dispositions Of Real Estate Interests	15,528	100	15,550	8,706
Gain (loss) on dispositions of real estate interests, net of minority interest	(32)	7,737	330	14,486

NET INCOME	$15,496	$7,837	$15,880	$23,192

INCOME PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$0.01	$(0.00)	$0.01	$(0.00)
Income from discontinued operations	0.08	0.00	0.08	0.05
Gain (loss) on dispositions of real estate interests, net of minority interest	(0.00)	0.05	0.00	0.09

Net Income	$0.09	$0.05	$0.09	$0.14

INCOME PER COMMON SHARE – DILUTED:
Income (Loss) From Continuing Operations	$0.01	$(0.00)	$0.01	$(0.00)
Income from discontinued operations	0.08	0.00	0.08	0.05
Gain (loss) on dispositions of real estate interests, net of minority interest	(0.00)	0.05	0.00	0.09

Net Income	$0.09	$0.05	$0.09	$0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	171,429	168,355	169,908	168,355

Diluted	207,654	198,703	207,448	197,711

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

And Other Comprehensive Income

For the Six Months Ended June 30, 2008

(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	168,380	$1,684	$1,593,165	$(426,210)	$(5,967)	$1,162,672
Comprehensive income:
Net income	—	—	—	15,880	—	15,880
Net unrealized loss on cash flow hedging derivatives	—	—	—	—	(1,430)	(1,430)
Realized loss related to hedging activities	—	—	—	—	112	112
Amortization of cash flow hedging derivatives	—	—	—	—	322	322

Total comprehensive income						14,884

Issuance of common stock, net of offering costs	3,756	37	36,525	—	—	36,562
Amortization of stock-based compensation	—	—	580	—	—	580
Premium related to redemptions of OP Units	—	—	(982)	—	—	(982)
Distributions on common stock	—	—	—	(54,534)	—	(54,534)

Balance at June 30, 2008	172,136	$1,721	$1,629,288	$(464,864)	$(6,963)	$1,159,182

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$15,880	$23,192
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	3,269	3,857
Real estate related depreciation and amortization	58,409	57,172
Gain on dispositions of real estate interests	(17,323)	(13,853)
Gain on dispositions of non-depreciated real estate	(207)	(12,725)
(Gain) Loss on hedging activities	157	(1,458)
Impairment losses on real estate assets held for sale	1,232	—
Equity in (income) losses of unconsolidated joint ventures, net, and other	(397)	(1,140)
Distributions of earnings from unconsolidated joint ventures	1,711	520
Changes in operating assets and liabilities:
Other receivables and other assets	3,258	3,231
Accounts payable, accrued expenses and other liabilities	10,837	5,658

Net cash provided by operating activities	76,826	64,454

INVESTING ACTIVITIES:
Real estate acquisitions	(24,079)	(108,613)
Capital expenditures and development activities	(43,757)	(21,862)
Decrease in deferred acquisition costs and deposits	581	11,783
Proceeds from dispositions of real estate investments, net	81,252	197,473
Investment in and contributions to unconsolidated joint ventures	(24,183)	(48,895)
Distributions from unconsolidated joint ventures	4,138	32,308
Originations of notes receivable	(500)	(16,042)
Proceeds from repayments of notes receivable	7,431	25
Other investing activities	1,899	(3,208)

Net cash provided by investing activities	2,782	42,969

FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	21,000	(7,278)
Proceeds from unsecured debt	100,000	—
Principal payments on mortgage notes	(33,070)	(4,811)
Principal payments on unsecured debt	(100,000)	—
Principal payments on financing obligations	(5)	(5,947)
Increase in deferred loan costs	(1,719)	(387)
Offering costs for issuance of common stock and OP Units	(114)	(2,793)
Redemption of OP Units	(1,363)	(2,840)
Proceeds (payments) related to settlement of cash flow hedging derivative	(4,584)	1,544
Distributions to common stockholders	(54,283)	(53,890)
Distributions to minority interests	(12,388)	(8,800)
Contributions from minority interests	134	103

Net cash used in financing activities	(86,392)	(85,099)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,784)	22,324
CASH AND CASH EQUIVALENTS, beginning of period	30,481	23,310

CASH AND CASH EQUIVALENTS, end of period	$23,697	$45,634

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$26,440	$35,068
Debt assumed in connection with purchase of TIC Interests (see Note 5)	$—	$14,886
Redemption of OP Units settled in shares of common stock	$35,620	—
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 5)	$14,669	$75,601

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

As of June 30, 2008, we owned, managed or had under development 452 industrial real estate buildings comprised of approximately 75.7 million square feet. Our portfolio of consolidated operating properties included 378 industrial real estate buildings, which consisted of 222 bulk distribution properties, 114 light industrial properties and 42 service center properties comprised of approximately 53.0 million square feet. Our portfolio of 378 consolidated operating properties was 91.8% occupied as of June 30, 2008. As of June 30, 2008, we also consolidated 14 development properties, three redevelopment properties and three properties classified as held for sale. In addition, as of June 30, 2008, we had ownership interests ranging from approximately 1% to 20% in 38 unconsolidated operating properties in institutional joint ventures, or funds, comprised of approximately 12.6 million square feet, and investments in two unconsolidated operating properties and 11 unconsolidated development joint venture properties. We managed three properties where we had no ownership interests.

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

Reclassifications

Certain items in the Consolidated Statement of Operations for six months ended June 30, 2007 have been reclassified to conform to 2008 classifications.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including asset acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current, weighted-average borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

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

We have certain properties which we have acquired or removed from service with the intention to redevelop the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution through the date that the redevelopment properties are stabilized or the properties are contributed. Pre-development costs to prepare land for its intended use prior to significant construction activities are capitalized and classified as “Construction in progress.”

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

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently held for contribution, in pre-development, being developed or redeveloped until the building is substantially completed and ready for its intended use, normally not later than one year from cessation of major construction activity.

Impairment of Long-Lived Assets

Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144).” SFAS No. 144 provides that such an evaluation should be performed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Examples of trigger events include the point at which we deem the long-lived asset to be held for sale, a building remains vacant longer than expected, etc. For operating buildings that we intend to hold long-term, the recoverability is based on the future undiscounted cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Long lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. Impairment of long-lived assets is considered a critical accounting estimate because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements. For the three and six months ended June 30, 2008, we recorded an impairment loss of $1.2 million. No impairment was recorded during the same periods in 2007.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three and six months ended June 30, 2008, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.0 million and $2.1 million, respectively. The total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, for the same periods in 2007 was approximately $1.2 million and $2.8 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the three and six months ended June 30, 2008 was $11.9 million and $24.6 million, respectively. For the three and six months ended June 30, 2007, tenant recovery income recognized as rental revenues was approximately $11.6 million and $24.1 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141, and amortized to “Rental revenues” over the life of the related leases. Additionally, the unamortized balances of SFAS No. 141 assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. For the three and six months ended June 30, 2008, the total net decrease to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was approximately $0.3 million. The total net decrease to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations, for the same periods of 2007 were approximately $0.2 million and $0.7 million, respectively.

Early lease termination fees are recorded in “Rental revenues” when such amounts are earned. During the three and six months ended June 30, 2008, early termination fees increased revenue by $0.2 million and $0.3 million, respectively. Additionally, accelerated amortization associated with early lease terminations for SFAS No. 141 intangible assets and liabilities, including amounts reported as discontinued operations, increased revenue by $0.2 million for the three and six months ended June 30, 2008, and increased amortization expense by $0.5 million and $0.6 million for the same periods, respectively.

During the three and six months ended June 30, 2007, the early termination of leases, including amounts reported as discontinued operations, resulted in a decrease in revenues associated with SFAS No. 141 intangible assets and liabilities of $0.1 million and $0.4 million, respectively, and additional amortization expense of $62,000 and $0.1 million, respectively.

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

On a recurring basis, we measure our derivatives at fair value, which was a net liability of $1.3 million as of June 30, 2008. The fair value of these derivatives was determined using Level 2 inputs, as described in SFAS No. 157.

Note 2 – Real Estate

Our consolidated real estate assets consist of operating properties, redevelopment properties, operating properties held for contribution, properties under development and properties in pre-development including land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Operating properties	$2,593,077	$2,623,927
Properties under redevelopment	20,661	37,086
Operating properties held for contribution	115,502	120,188
Properties under development	118,592	76,680
Properties in pre-development including land held	16,858	25,025

Total Investment in Properties	2,864,690	2,882,906
Less accumulated depreciation and amortization	(359,512)	(310,691)

Net Investment in Properties	$2,505,178	$2,572,215

Acquisition Activity

During the six months ended June 30, 2008, we acquired three shell-complete development properties located in Monterrey, Mexico, comprised of approximately 0.5 million square feet for a total cost of approximately $20.7 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and short-term borrowings.

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

Disposition Activity

During the three months ended June 30, 2008, we disposed of four operating properties comprised of approximately 1.2 million square feet to unrelated third parties for total gross proceeds of approximately $71.1 million, which resulted in a gain of approximately $16.7 million.

During the six months ended June 30, 2008, we disposed of five operating properties comprised of approximately 1.3 million square feet to unrelated third parties for total gross proceeds of approximately $77.2 million, which resulted in a gain of approximately $17.1 million. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture. See additional discussion below. As of June 30, 2008, three properties were classified as held for sale in accordance with SFAS No. 144.

During the three months ended June 30, 2007, we disposed of three operating properties comprised of approximately 0.9 million square feet located in three markets, which were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $46.5 million (see discussion below). During the six months ended June 30, 2007, we disposed of 12 operating properties comprised of approximately 3.1 million square feet located in ten markets. We sold three properties comprised of approximately 0.3 million square feet to unrelated third parties for total gross proceeds of approximately $54.4 million, which resulted in a gain of approximately $9.6 million. The remaining nine properties comprised of approximately 2.8 million square feet were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $151.4 million (see discussion below).

Contribution of Properties to Institutional Capital Management Joint Ventures

TRT-DCT Industrial Joint Venture I

We entered into our first joint venture agreement, TRT-DCT Industrial Joint Venture I, G.P., “TRT-DCT Venture I,” on September 1, 2006 with Dividend Capital Total Realty Trust Inc., “DCTRT.” As of June 30, 2008, TRT-DCT Venture I owned approximately $202.3 million in real estate assets. No further assets are planned to be acquired by the joint venture, except that DCTRT has the option, subject to our consent, to contribute certain additional real estate assets with an aggregate current value of approximately $10.0 million. TRT-DCT Venture I is funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 10% of the joint venture’s required equity capitalization); and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55.0% and no more than 75.0%. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

We did not contribute property into TRT-DCT Venture I during the three and six months ended June 30, 2008. However, during those periods, DCTRT contributed three and five properties to TRT-DCT Venture I comprised of approximately 0.5 million and 1.0 million square feet with combined contribution values of approximately $30.6 million and $55.4 million into the venture, respectively. During the three and six months ended June 30, 2008, we contributed cash of $0.3 million and $0.7 million, respectively, which represented one percent of the fair value of these contributed assets.

During the three months ended June 30, 2007, we contributed one property to TRT-DCT Venture I comprised of approximately 0.6 million square feet with a contribution value of approximately $31.2 million. The contribution of the one property into TRT-DCT Venture I during the second quarter resulted in a total gain of approximately $7.8 million, of which approximately $7.0 million was recognized in our earnings for the three months ended June 30, 2007. The remaining gain of approximately $0.8 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the property’s real estate assets. During the six months ended June 30, 2007, we contributed four properties to TRT-DCT Venture I comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million. The contribution of the four properties into TRT-DCT Venture I during 2007 resulted in a gain of approximately $12.1 million, of which approximately $10.9 million was recognized in our earnings during the six months ended June 30, 2007. The remaining gain of approximately $1.2 million reduces our basis in the investment and is recognized into earnings over the weighted average life of each property’s real estate assets.

TRT-DCT Industrial Joint Venture II

We formed our second joint venture agreement, TRT-DCT Industrial Joint Venture II, G.P., (“TRT-DCT Venture II”), on March 27, 2007 with DCTRT. As of June 30, 2008, TRT-DCT Venture II owned approximately $68.6 million of real estate assets. TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I. No properties were contributed to the fund during the six months ended June 30, 2008.

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

DCT/SPF Industrial Operating LLC

On August 30, 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”). As of June 30, 2008, this joint venture owned approximately $285.2 million of real estate assets. This joint venture was funded with an equity contribution from JP Morgan to the joint venture (approximately 80% of the joint venture’s equity capitalization) and an equity contribution from us to the joint venture (approximately 20% of the joint venture’s equity capitalization). Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

During the six months ended June 30, 2008, the JP Morgan Venture acquired one property comprised of approximately 0.3 million square feet from an unrelated third party.

Development Joint Ventures

IDI/DCT Buford, LLC

On March 10, 2008, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer, to form IDI/DCT Buford, LLC. This joint venture was funded for the purpose of developing four distribution buildings comprised of approximately 0.6 million square feet in Atlanta, Georgia on approximately 47 acres contributed to the joint venture. We received cash proceeds of approximately $1.5 million, equity in the venture and recognized a gain on the contribution of the land of approximately $0.3 million and a deferred gain of approximately $0.8 million which reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets. As of June 30, 2008, this joint venture owned approximately $6.1 million of real estate assets.

Stonefield Industrial, LLC

On May 22, 2008, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Stonefield Industrial, LLC and develop approximately 49 acres in Reno, Nevada. As of June 30, 2008, the joint venture owned total assets of approximately $8.2 million.

Discontinued Operations

As of June 30, 2008, we determined that the potential sale of three properties to a third party was considered probable and classified those properties as held for sale in accordance with SFAS No. 144. Additionally, the five properties that were sold during the six months ended June 30, 2008 and the five properties that were sold and during the year ended December 31, 2007, were sold to unrelated third parties and were classified as discontinued operations. See Note 12 for additional information.

Intangible Assets

Aggregate net amortization for intangible assets recognized pursuant to SFAS No. 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 1 for additional information) was approximately $6.7 million and $13.5 million for the three and six months ended June 30, 2008, respectively, and $7.4 million and $15.1 million for the three and six months ended June 30, 2007, respectively. Our intangible assets and liabilities included the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$155,759	$(92,545)	$63,214	$160,865	$(81,622)	$79,243
Above market rent	26,253	(17,260)	8,993	27,214	(15,657)	11,557
Below market rent	(17,940)	9,874	(8,066)	(18,565)	9,543	(9,022)

In June 2008, we revised our valuation of intangible lease liabilities related to acquired leases with below market rents and fixed price options to include below market fixed price renewal options. As of June 30, 2008, the cumulative impact of the correcting adjustment was an increase of approximately $1.1 million to our intangible lease liability, a $1.1 million increase to the historical cost of our buildings and improvements, a decrease of rental revenues of approximately $0.2 million of intangible lease liability amortization, and approximately $0.1 million of depreciation. Management believes that the effect of this correction is not material either quantitatively or qualitatively to our previously issued financial statements.

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net increase (decrease) to rental revenues due to the amortization of above and below market rents for the next 5 years and thereafter (in thousands):

For the Year Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
Remainder of 2008	$10,769	$(453)
2009	15,799	(1,035)
2010	10,388	(868)
2011	6,970	(168)
2012	4,754	152
Thereafter	14,534	1,445

Total	$63,214	$(927)

Note 3 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. The following describes our unconsolidated joint ventures as of June 30, 2008 and December 31, 2007:

Unconsolidated Joint Ventures	DCT Ownership Percentage as of	Number of Buildings	Net Equity Investment as of
	June 30, 2008		June 30, 2008	December 31, 2007
			(in thousands)

Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$51,398	$46,924
DCT Fund I LLC	20%	6	2,224	2,580
TRT-DCT Venture II	12.5%	5	1,689	1,750
TRT-DCT Venture I	4.9%	13	1,477	2,496
Developments:
Stirling Capital Investments (SCLA) (1)	50%	6	38,040	29,827
IDI/DCT	50%	4	8,627	9,165
Sycamore Canyon	90%	2	7,641	5,282
DCT/IDI Buford	75%	—	3,779	—
Logistics Way	95%	1	3,582	3,540
Stonefield	90%	—	2,718	—
Whitestown	90%	—	998	935
Panattoni Investments	N/A	—	—	251

Total		51	$122,173	$102,750

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

As of December 31, 2007, the Company’s investments in DCT/SPF Industrial Operating LLC and TRT-DCT Venture I were considered significant subsidiaries pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Condensed combined financial information for DCT/SPF Industrial Operating LLC and TRT-DCT Venture I is as follows (in thousands):

Balance sheet:	June 30, 2008	December 31, 2007

Total investment in properties	$487,447	$403,290
Accumulated depreciation	(20,832)	(7,435)

Net investment in properties	466,615	395,855
Cash and cash equivalents	2,777	2,409
Other assets	3,651	2,318

Total assets	$473,043	$400,582

Secured debt	$129,282	$101,042
Other liabilities	9,242	10,874

Total liabilities	138,524	111,916
Partners’ capital	334,519	288,666

Total liabilities and partners’ capital	$473,043	$400,582

Statement of operations:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007 (1)	2008	2007 (1)
Revenues:
Rental revenues	$9,877	$2,622	$19,057	$3,895
Other income	10	10	24	20

Total revenues	9,887	2,632	19,081	3,915
Expenses:
Real estate taxes	(1,110)	(349)	(2,181)	(375)
Rental expenses	(637)	(162)	(1,369)	(309)
Depreciation and amortization	(4,781)	(1,171)	(9,146)	(1,839)
General and administrative	(217)	(40)	(451)	(45)

Total expenses	(6,745)	(1,722)	(13,147)	(2,568)
Interest expense	(1,502)	(794)	(2,980)	(794)

Net income	$1,640	$116	$2,954	$553

(1)	Date of inception for DCT/SPF Industrial Operating LLC was August 22, 2007.

Note 4 – Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a fixed interest rate for a limited, pre-determined period of time. During the three months ended June 30, 2008, we entered into a two-year, LIBOR-based interest rate swap to mitigate the effect on cash outflows attributable to changes in LIBOR related to $100.0 million variable rate, unsecured notes maturing in June 2010 issued in June 2008.

Net unrealized gains of approximately $2.1 million and net unrealized losses of $1.4 million were recorded during the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007 net unrealized gains of approximately $5.2 million and $5.3 million, respectively, were recorded to stockholders’ equity and accumulated comprehensive loss as a result of the change in fair value of the outstanding hedges.

Gains and losses resulting from hedging ineffectiveness and hedge settlements are recorded as increases and decreases, respectively, to “Interest income and other” in our Consolidated Statements of Operations. No gains or losses related to ineffectiveness were recorded during the three months ended June 30, 2008. During the six months ended June 30, 2008, we recorded a loss of approximately $46,000 related to the ineffectiveness due to the change in estimated timing of anticipated debt issuances. Additionally, during the three months ended March 31, 2008, two forward swaps no longer qualified for hedge accounting and a loss of $1.4 million was recorded to “Interest expense” related to their change in fair value. These swaps were settled on April 29, 2008, at which time we recorded a realized gain of approximately $1.4 million.

During the three and six months ended June 30, 2007, we recorded a realized gain of approximately $1.8 million, offset by approximately $0.3 million related to the ineffectiveness due to the change in estimated timing of the anticipated debt issuance of the $275.0 million forward-starting swap.

As of June 30, 2008 and December 31, 2007, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $7.0 million and $6.0 million, respectively. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $1.0 million will be amortized from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 5 – Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. In October 2006, we discontinued the private placement of TIC Interests. During the six months ended June 30, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million units of limited partnership interest in our operating partnership (“OP Units”) valued at approximately $14.8 million.

The amount of gross proceeds associated with the sales of TIC Interests are recorded in “Financing obligations” in our Consolidated Balance Sheets pursuant to SFAS No. 98 Accounting for Leases (“SFAS No. 98”). We had leased back the portion of the building sold to the unrelated third-party investors and, in accordance with SFAS No. 98, a portion of the rental payments made to such investors under the lease agreements were recognized as “Interest expense” using the interest method.

During the six months ended June 30, 2008, we incurred approximately $0.1 million of rental payments under various lease agreements with certain of the third-party investors. During the three and six months ended June 30, 2007, we incurred approximately $1.5 million and $3.6 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. Included in “Interest expense” was approximately $0.1 million for the six months ended June 30, 2008, and approximately $1.3 million and $3.2 million during the three and six months ended June 30, 2007, respectively, of interest expense related to the financing obligation.

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

Note 6 – Senior Unsecured Notes

During the six months ended June 30, 2008, we entered into an agreement, which was effective June 9, 2008, to extend the maturity date of $175.0 million of the then outstanding $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%. The remaining $100 million was repaid with the proceeds of our Initial Loan, as mentioned below.

On June 6, 2008, we entered into a term loan agreement (the “Agreement”) with a syndicate of 10 banks, led by Bank of America, N.A. and Wells Fargo, N.A., pursuant to which the Company may borrow up to $300 million in senior unsecured term loans. Loans under the Agreement will have a variable interest rate based on either the base rate under the Agreement or LIBOR, at the Company’s option, plus a margin that is based on the Company’s leverage ratio, as defined by the Agreement. The margins on base rate loans may range from 0% to 0.90%, and the margins on LIBOR-based loans may range from 1.25% to 1.85%. The initial margins based on the Company’s current leverage ratio is 0% for base rate loans and 1.50% for LIBOR-based loans. The base rate under the Agreement is defined as the higher of the overnight Federal funds rate plus 0.50% or Bank of America’s prime rate. All loans under the Agreement are scheduled to mature on June 6, 2010, but they can be extended at the Company’s option for an additional year. The Company may prepay loans under the Agreement, in whole or in part, subject to the payment of a prepayment penalty of 0.50% on the prepaid amount, if such prepayment is made prior to March 6, 2009. Additionally, the Company must pay a fee of 0.15% quarterly in arrears on the average daily unused portion of the loan during such period.

Loans under the Agreement will be funded in two tranches. The first $100 million was drawn by the Company on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million can be funded anytime up to December 31, 2008 at the Company’s discretion. The Initial Loan has an interest rate based on LIBOR, and the Company has entered into a swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on the Company’s current leverage ratio. The Company is required to pay interest on the Initial Loan monthly until maturity at which time the outstanding balance is due.

The Agreement contains various customary covenants (including, among others, financial covenants with respect to tangible net worth, debt service coverage and unsecured and secured consolidated leverage and covenants relating to dividends and other restricted payments, liens, certain investments and transaction with affiliates) and if the Company breaches any of these covenants, or fails to pay interest or principal on the loans when due, the holders of the loans could accelerate the due date of the entire amount borrowed. The Agreement also contains other customary events of default, which would entitle the holders of the loans to accelerate the due date of the entire amount borrowed, including, among others, change of control events, defaults under certain other obligations of the Company and insolvency or bankruptcy events.

Note 7 – Minority Interests

Minority interests consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
OP Units:
Net investment	$366,465	$389,174
Distributions	(39,569)	(27,286)
Share of cumulative net loss	(10,525)	(13,882)

Sub-total	316,371	348,006
Cabot non-voting common stock:
Net investment	63	63
Distributions	(8)	(8)
Share of cumulative net loss	(2)	(2)

Sub-total	53	53
Joint venture partner interest:
Net investment	2,012	1,983
Distributions	(1)	(1)
Share of cumulative net loss	(347)	(259)

Sub-total	1,664	1,723

Total	$318,088	$349,782

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Minority interests’ share of operations:
Minority interests’ share of Income (Loss) From Continuing Operations	$(431)	$102	$(220)	$187
Minority interest’s share of income from discontinued operations	(2,803)	(78)	(2,972)	(1,513)
Minority interest’s share of gain (loss) on dispositions of real estate interests	7	(1,395)	(77)	(2,531)

Total minority interests’ share of operations	$(3,227)	$(1,371)	$(3,269)	$(3,857)

OP Units

As of June 30, 2008 and December 31, 2007, we owned approximately 83% and 82%, respectively, of the outstanding equity interests of our operating partnership, with the remaining equity interest in our operating partnership owned by third-party investors and Dividend Capital Advisors Group LLC (“DCAG”). Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. During the three months ended June 30, 2008, 3.8 million OP Units were redeemed for approximately $0.2 million in cash and 3.7 million shares of common stock. During the six months ended June 30, 2008, 3.9 million OP Units were redeemed for approximately $1.4 million in cash and 3.7 million shares of common stock. During the three and six months ended June 30, 2007, approximately 0.2 million OP Units were redeemed for approximately $2.8 million in cash.

Additionally, during the six months ended June 30, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million OP Units valued at approximately $14.8 million. As of June 30, 2008, there was a total of 35.5 million OP Units outstanding with a redemption value of approximately $293.5 million based on the closing price of our common stock on June 30, 2008. As of December 31, 2007, there were 37.7 million OP Units outstanding with a redemption value of approximately $351.3 million based on the closing price of our common stock on December 31, 2007. As of June 30, 2008, 23.9 million OP Units were redeemable.

Note 8 – Stockholders’ Equity

Common Stock

As of June 30, 2008, approximately 172.1 million shares of common stock were issued and outstanding. The net proceeds from the prior sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties. During the six months ended June 30, 2008, we issued shares of common stock related to the redemption of OP Units. See additional information in Note 7 above.

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

Stock Based Compensation

Restricted Stock

During the three and six months ended June 30, 2008, we granted approximately 2,000 shares and 0.1 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $8.28 and $8.64 per share, respectively. During the three and six months ended June 30, 2007, we granted approximately 6,000 shares and 68,000 shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $11.04 and $11.52 per share, respectively. The restricted stock was recorded at the fair market value of our common stock on the date of issuance. These shares of restricted common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. These shares of restricted common stock have voting rights and rights to receive dividends.

Stock Options

During the three and six months ended June 30, 2008, we granted approximately 7,000 stock options and 1.6 million stock options, respectively, at the weighted-average exercise price of $8.28 and $8.66 per share, respectively. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $5,000 and $0.9 million, respectively, and are amortized over their respective vesting periods.

During the three and six months ended June 30, 2007, we granted approximately 15,000 stock options and 0.6 million stock options, respectively, at the weighted-average exercise price of $9.61 and $10.43 per share, respectively. The fair value of the aforementioned grants totaled $16,000 and $0.6 million, respectively, and are amortized over their respective vesting periods.

Note 9 – Related Party Transactions

Transition services agreement with DCAG

In October 2006, we entered into a transitional services agreement with DC Services, LLC, (“DC Services”), an affiliate of DCAG, whereby we received enumerated transitional services, including IT services, human resources, payroll and accounts payable services, necessary to operate our business for a one-year period for a monthly fee of approximately $72,000. Upon the expiration of the one-year period, we renewed this agreement through December 31, 2007. During 2007, we paid approximately $0.9 million to DC Services pursuant to this agreement. DC Services has continued to provide us shared services in 2008 and on March 24, 2008, we entered into a shared services agreement with DC Services whereby DC Services is to provide us shared services during 2008 for a monthly fee of approximately $60,000, from January 2008 to April 2008 then increasing to approximately $65,000.

Note 10 – Earnings per Share

We determine basic earnings per common share by dividing net income attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We determine diluted earnings per common share by taking into account the effects of potentially issuable common stock, but only if the issuance of stock would be dilutive, including the presumed exchange of OP Units for shares of common stock. The following table sets forth the computation of our basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007 (in thousands except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Numerator
Income (Loss) From Continuing Operations	$2,232	$(258)	$1,522	$(164)
Minority interests’ share of net income related to potentially dilutive shares	464	—	305	—

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	$2,696	$(258)	$1,827	$(164)

Income from discontinued operations	$13,296	$358	$14,028	$8,870
Minority interest’s share of net income related to potentially dilutive shares	2,805	61	2,981	1,507

Numerator for diluted earnings per share – adjusted income from discontinued operations	$16,101	$419	$17,009	$10,377

Gain (Loss) on dispositions of real estate interests, net of minority interest	$(32)	$7,737	$330	$14,486
Minority interest’s share of net income related to potentially dilutive shares	—	1,315	71	2,462

Numerator for diluted earnings per share – adjusted Gain (Loss) from dispositions of real estate interests	$(32)	$9,052	$401	$16,948

Adjusted net income attributable to common stockholders	$18,765	$9,213	$19,237	$27,161

Denominator
Weighted average common shares outstanding – basic	171,429	168,355	169,908	168,355
Potentially dilutive common shares	36,225	30,348	37,540	29,356

Weighted average common shares outstanding – diluted	207,654	198,703	207,448	197,711

Income per Common Share – Basic
Income (Loss) From Continuing Operations	$0.01	$(0.00)	$0.01	$(0.00)
Income from discontinued operations	0.08	0.00	0.08	0.05
Gain (Loss) on dispositions of real estate interests, net of minority interest	(0.00)	0.05	0.00	0.09

Net Income	$0.09	$0.05	$0.09	$0.14

Income per Common Share – Diluted
Income (Loss) From Continuing Operations	$0.01	$(0.00)	$0.01	$(0.00)
Income from discontinued operations	0.08	0.00	0.08	0.05
Gain (Loss) on dispositions of real estate interests, net of minority interest	(0.00)	0.05	0.00	0.09

Net Income	$0.09	$0.05	$0.09	$0.14

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 1.5 million and 1.6 million stock options for the three and six months ended June 30, 2008 respectively, and approximately 0.4 million and 8,000 stock options for the three and six months ended June 30, 2007, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per share in accordance with SFAS No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

Note 11 – Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics to all our other operating properties, which excludes the results from discontinued operations and includes results from properties held for contribution. Our management considers rental revenues and property net operating income aggregated by property type to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation, primarily related to discontinued operations (see Note 12 for additional information).

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three and Six Months Ended June 30,
	2008		2007
Operating properties in continuing operations (1):	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
For the three months ended June 30:
Rental revenues	$48,211	$13,528	$48,421	$12,672
Property net operating income (2)	$36,627	$9,470	$37,238	$8,816
For the six months ended June 30:
Rental revenues	$97,514	$27,115	$98,527	$25,336
Property net operating income (2)	$73,427	$18,864	$75,331	$17,800

(1)

Includes 17 operating properties held for contribution as of June 30, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with SFAS No. 144. As of June 30, 2007, three properties were classified as held for contribution.

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

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Property NOI	$46,097	$46,054	$92,291	$93,131
NOI from development and redevelopment properties	418	(403)	826	(180)
Institutional capital management and other fees	614	572	1,474	1,318
Real estate related depreciation and amortization	(28,893)	(27,510)	(57,148)	(55,404)
General and administrative expenses	(5,083)	(5,677)	(10,965)	(9,733)
Equity in income (losses) of unconsolidated joint ventures	439	(31)	726	43
Interest expense	(11,136)	(15,020)	(25,566)	(31,703)
Interest income and other	567	2,157	1,001	3,139
Income taxes	(360)	(502)	(897)	(962)
Minority interests	(431)	102	(220)	187

Income (Loss) from Continuing Operations	$2,232	$(258)	$1,522	$(164)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	June 30, 2008	December 31, 2007
Property type segments:
Bulk distribution	$1,878,296	$1,943,128
Light industrial and other	524,529	553,072

Total segment net assets	2,402,825	2,496,200
Development and redevelopment assets	139,286	112,847
Assets held for sale	8,912	—
Non-segment assets:
Properties in pre-development including land held	16,858	25,025
Non-segment cash and cash equivalents	4,730	3,316
Other non-segment assets (1)	150,922	141,604

Total Assets	$2,723,533	$2,778,992

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Included in rental revenues and segment net assets as of and for the six months ended June 30, 2008 was approximately $1.6 million and $61.7 million, respectively, attributable to operations in Mexico which commenced during 2007.

Note 12 – Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended June 30, 2008, we sold four operating properties, three in our bulk distribution segment and one in our light industrial segment, comprised of approximately 1.2 million square feet to third parties for a total gain of $16.8 million. During the six months ended June 30, 2008, we sold five operating properties, four in our bulk distribution segment and one in our light industrial segment, comprised of approximately 1.3 million square feet to third parties for a total gain of $17.1 million. During the year ended December 31, 2007, we sold one development property in our bulk distribution segment comprised of approximately 0.5 million square feet, and four operating properties in our light industrial and other segment comprised of approximately 0.3 million square feet to third parties for a total gain of $12.1 million. Additionally, as of June 30, 2008, we had three properties comprised of approximately 0.1 million square feet classified as held for sale. For the three and six months ended June 30, 2008 and 2007, “Income from discontinued operations” includes the results of operations of these properties prior to the date of sale. This treatment resulted in certain reclassifications of financial statement amounts for the three and six months ended June 30, 2007.

The following is a summary of the components of “Income from discontinued operations” for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental revenues	$1,361	$2,140	$3,396	$4,241
Rental expenses and real estate taxes	(306)	(610)	(757)	(1,228)
Real estate related depreciation and amortization	(373)	(879)	(1,261)	(1,768)

Operating income	682	651	1,378	1,245
Interest expense, net	(109)	(184)	(253)	(381)
Income taxes	(5)	(31)	(17)	(42)

Income before minority interest and gain on dispositions of real estate	568	436	1,108	822
Gain on dispositions of real estate interests	16,763	—	17,124	9,561
Impairment losses on real estate assets held for sale	(1,232)	—	(1,232)	—
Minority interest	(2,803)	(78)	(2,972)	(1,513)

Income from discontinued operations	$13,296	$358	$14,028	$8,870

Assets classified as held for sale of $8.9 million at June 30, 2008 include real estate net book value of $8.7 million and restricted cash and other assets of $0.2 million. Liabilities related to our assets held for sale were $0.3 million at June 30, 2008 and these properties had no related mortgage debt. As of December 31, 2007, none of our assets were classified as held for sale.

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of June 30, 2008, the Company owned, managed or had under development approximately 75.7 million square feet of assets leased to approximately 850 customers, including 12.6 million square feet managed on behalf of three institutional joint venture partners. Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 83% of the outstanding equity interests of our operating partnership as of June 30, 2008. We acquired our first property in June 2003 and have grown our portfolio to 378 consolidated operating properties through June 30, 2008.

Our primary business objectives are to maximize sustainable long-term growth in earnings and Funds From Operations, or FFO, as defined on page 44, and to maximize total return to our stockholders. In our pursuit of these objectives, we will:

•	actively manage our existing portfolio to maximize operating cash flows;

•	acquire properties in selected markets, including Mexico, including through joint ventures;

•	pursue development opportunities;

•	expand our institutional capital management program; and

•	dispose of assets that no longer fit our investment criteria.

In order to achieve these objectives, we have raised capital through common stock issuances, our operating partnership’s private placement (as more fully described below) and issued and assumed debt, while maintaining a conservative leverage ratio in relation to other industrial real estate investment trusts.

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing additional high-quality properties in major distribution markets, increasing fee revenues from our institutional capital management program, and generating profits from our development activities. In addition, we may recycle our capital by selling assets, contributing assets to joint ventures, funds or other commingled investment vehicles with institutional partners, and reinvesting the capital in target markets.

Although the national real estate credit market has experienced increased volatility and the U.S. economy is slowing, we believe that long-term demand for high-quality industrial warehouse space in major distribution markets will remain favorable. We expect near-term operating income from our existing properties to increase through rental rate growth on leases that are expiring and through steady average occupancy rates although occupancy could decline and operating earnings decrease if demand for warehouse space were to fall. Additionally, we may increase operating earnings through increased leasing at our development properties but expect only moderate activity in the near term due to the slowing economy. Increased operating earnings from operating and development activities may be offset by disposing or contributing properties.

The principal risks to our business plan include:

•	our ability to lease space to customers at rates which provide acceptable returns and credit risks;

•	our ability to sell or contribute assets at prices we find acceptable which generates funding for our business plan;

•	our ability to locate development opportunities and to successfully develop and lease such properties on time and within budget and then to successfully lease such properties;

•	our ability to attract institutional partners in our institutional capital management program on terms that we find acceptable;

•	our ability to acquire properties that meet our quantitative and qualitative investment criteria; and

•	our ability to retain and attract talented people.

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

Inflation

Although the U.S. economy has been experiencing moderately higher inflation rates, and a wide variety of industries and sectors are all being affected differently by rising commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within five years which enables us to replace existing leases with new leases at the then-existing market rate.

Significant Transactions During 2008

Summary of the six months ended June 30, 2008

During the three months ended June 30, 2008, development activities continued on several properties in Mexico and several of our U.S. target markets. During the six months ended June 30, 2008, we expanded our presence in Mexico from eight buildings comprised of 0.6 million square feet to 11 buildings comprised of 1.2 million square feet. The following further describes certain significant transactions that occurred during the six months ended June 30, 2008.

•	Major Development Activities

Mexico – During the six months ended June 30, 2008, we acquired three buildings comprised of 0.5 million square feet from Nexxus Desarrollos Industriales (“Nexxus”) that were constructed under forward purchase commitments in Monterrey. As of June 30, 2008, 0.3 million square feet were leased. One additional shell-complete building is expected to be acquired in late 2008. During the six months ended June 30, 2008, we also entered into additional forward purchase commitments with Nexxus to purchase four additional buildings, comprised of 0.5 million square feet. Construction commenced on these four buildings during the first quarter 2008 and is expected to be completed in late 2008.

SCLA – During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions.

During the six months ended June 30, 2008, the SCLA joint venture began construction on one building comprised of approximately 1.0 million square feet. Additionally, two buildings comprised of 0.2 million square feet were completed during the first quarter of 2008 and one building comprised of 0.3 million square feet was completed during the second quarter of 2008. Leasing activities commenced, with 49,000 square feet leased as of June 30, 2008.

IDI/DCT Buford, LLC JV - On March 10, 2008, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer whereby we contributed 47 acres in Atlanta, Georgia to the venture. We received cash proceeds of approximately $1.5 million, equity in the venture and recognized a gain on the contribution of the land of approximately $0.3 million. The venture may develop four distribution buildings comprised of approximately 0.6 million square feet. As of June 30, 2008, this joint venture owned approximately $6.1 million of real estate assets.

Stonefield Industrial, LLC - On May 22, 2008, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Stonefield Industrial, LLC and develop approximately 49 acres in Reno, Nevada. As of June 30, 2008, the joint venture owned total assets of approximately $8.2 million.

•	Disposition Activity

During the six months ended June 30, 2008, we disposed of five operating properties comprised of approximately 1.3 million square feet to unrelated third parties for total gross proceeds of approximately $77.2 million, which resulted in total gains of approximately $17.1 million. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture. See additional discussion above. As of June 30, 2008, three properties were classified as held for sale due to the probable disposition of these properties.

Additionally, as of June 30, 2008, we determined that the potential sale of three properties to a third party was considered probable and classified those properties as held for sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS144. For the three and six months ended June 30, 2008, we recorded an impairment loss of $1.2 million related to these properties.

•	New Long-Term Borrowings

On June 6, 2008, we entered into a term loan agreement (the “Agreement”) with a syndicate of 10 banks, led by Bank of America, N.A. and Wells Fargo, N.A., pursuant to which the Company may borrow up to $300 million in senior unsecured term loans. Loans under the Agreement will have a variable interest rate based on either the base rate under the Agreement or LIBOR, at the Company’s option, plus a margin that is based on the Company’s leverage ratio, as defined by the Agreement. The margins on base rate loans may range from 0% to 0.90%, and the margins on LIBOR-based loans may range from 1.25% to 1.85%. The initial margins based on the Company’s current leverage ratio is 0% for base rate loans and 1.50% for LIBOR-based loans. The base rate under the Agreement is defined as the higher of the overnight Federal funds rate plus 0.50% or Bank of America’s prime rate. All loans under the Agreement are scheduled to mature on June 6, 2010, but they can be extended at the Company’s option for an additional year. The Company may prepay loans under the Agreement, in whole or in part, subject to the payment of a prepayment penalty of 0.50% on the prepaid amount, if such prepayment is made prior to March 6, 2009. Additionally, the Company must pay a fee of 0.15% quarterly in arrears on the average daily unused portion of the loan during such period.

Loans under the Agreement will be funded in two tranches. The first $100 million was drawn by the Company on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million can be funded anytime up to December 31, 2008 at the Company’s discretion. The Initial Loan has an interest rate based on LIBOR, and the Company has entered into a swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on the Company’s current leverage ratio. The Company is required to pay interest on the Initial Loan monthly until maturity at which time the outstanding balance is due.

The Agreement contains various customary covenants (including, among others, financial covenants with respect to tangible net worth, debt service coverage and unsecured and secured consolidated leverage and covenants relating to dividends and other restricted payments, liens, certain investments and transaction with affiliates) and if the Company breaches any of these covenants, or fails to pay interest or principal on the loans when due, the holders of the loans could accelerate the due date of the entire amount borrowed. The Agreement also contains other customary events of default, which would entitle the holders of the loans to accelerate the due date of the entire amount borrowed, including, among others, change of control events, defaults under certain other obligations of the Company and insolvency or bankruptcy events.

During the six months ended June 30, 2008, we entered into an agreement, which was effective June 9, 2008, to extend the maturity date of $175.0 million of the then outstanding $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%. The remaining $100 million was repaid with the proceeds of our Initial Loan, as mentioned above.

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

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisitions

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including asset acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current, weighted-average borrowing rates. Costs incurred for maintaining and making repairs to our real estate, which do not extend the life of our assets, are expensed as incurred.

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

We have certain properties which we have acquired or removed from service with the intention to redevelop the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution through the date that the redevelopment properties are stabilized or the properties are contributed. Pre-development costs to prepare land for its intended use prior to significant construction activities are capitalized and classified as “Construction in progress.”

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

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently held for contribution, in pre-development, being developed or redeveloped until the building is substantially completed and ready for its intended use, normally not later than one year from cessation of major construction activity. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $0.8 million.

Impairment of Long-Lived Assets

Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with SFAS144. SFAS144 provides that such an evaluation should be performed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Examples of trigger events include the point at which we deem the long-lived asset to be held for sale, a building remains vacant longer than expected, etc. For operating buildings that we intend to hold long-term, the recoverability is based on the future undiscounted cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Long lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. Impairment of long-lived assets is considered a critical accounting estimate because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements.

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

Customer Diversification

As of June 30, 2008, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following table reflects our ten largest customers, based on annualized base rent as of June 30, 2008, that occupy approximately 10.7 million square feet in all consolidated and unconsolidated operating properties, and development properties.

Deutsche Post World Net (DHL & Exel)
Technicolor
Whirlpool Corporation
Bridgestone/Firestone
S.C Johnson & Son, Inc.
The Clorox Sales Company
Ozburn-Hessey Logistics
Home Depot Inc.
United Parcel Service (UPS)
EGL, Inc.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We intend to adopt SFAS No. 161 on January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and early adoption is not permitted. We are currently evaluating the application of SFAS No. 160 and its effect on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007), or SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We are currently evaluating the application of SFAS No. 141(R) and its effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption of this Statement, we did not elect the SFAS No. 159 option for our existing financial assets and liabilities and therefore adoption of SFAS No. 159 did not have any impact on our Consolidated Financial Statements.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

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

Results of Operations

Summary of the three and six months ended June 30, 2008 compared to the same periods ended June 30, 2007

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of June 30, 2008, we consolidated 378 operating properties, three redevelopment properties, 14 development properties and three properties classified as held for sale, and we owned, managed or had under development approximately 75.7 million square feet of assets leased to approximately 850 customers, including 12.6 million square feet managed on behalf of three institutional joint venture partners. As of June 30, 2007, we consolidated 372 operating properties (including six operating properties held for contribution), seven redevelopment properties and five development properties located in a total of 23 markets throughout the United States. Subsequent to June 30, 2007, nine of the operating properties were sold or classified as held for sale and results of these operations were reclassified to discontinued operations.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and six months ended June 30, 2008 compared to the same periods ended June 30, 2007, (dollar amounts in thousands).

	As of, and for the Three and Six Months Ended June 30,
	2008		2007
Operating properties in continuing operations (1):	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Number of buildings	222	156	213	150
Square feet (in thousands)	45,137	7,855	45,239	7,227
Occupancy at end of period	92.3%	88.5%	93.5%	88.6%
Segment net assets	$1,878,296	$524,529	$1,932,420	$508,760
For the three months ended June 30:
Rental revenues	$48,211	$13,528	$48,421	$12,672
Property net operating income (2)	$36,627	$9,470	$37,238	$8,816
For the six months ended June 30:
Rental revenues	$97,514	$27,115	$98,527	$25,336
Property net operating income (2)	$73,427	$18,864	$75,331	$17,800

(1)

Includes 17 operating properties held for contribution as of June 30, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with SFAS No. 144. As of June 30, 2007, three properties were classified as held for contribution.

(2)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. See “Notes to our Consolidated Financial Statements, Note 11 – Segment Information” for a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three and six months ended June 30, 2008 and 2007.

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	June 30, 2008	June 30, 2007
Property type segments:
Bulk distribution	$1,878,296	$1,932,420
Light industrial and other	524,529	508,760

Total segment net assets	2,402,825	2,441,180
Development and redevelopment assets	140,695	—
Properties excluded from continuing operations	—	89,408
Assets held for sale	8,912	86,247
Non-segment assets:
Properties in pre-development including land held	15,450	30,330
Non-segment cash and cash equivalents	4,730	26,870
Other non-segment assets (1)	150,921	109,914

Total Assets	$2,723,533	$2,783,949

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the three months ended June 30, 2008 compared to the three months ended June 30, 2007

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the three months ended June 30, 2008 totaled 349 buildings comprised of approximately 48.7 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended June 30,		$ Change
	2008	2007
Rental Revenues
Same store	$57,165	$56,446	$719
Acquisitions and dispositions, net	2,272	4,079	(1,807)
Development and redevelopment	655	302	353
Held for contribution	2,115	34	2,081
Revenues related to early lease terminations, net	186	7	179

Total rental revenues	62,393	60,868	1,525

Rental Expenses and Real Estate Taxes
Same store	14,590	13,984	606
Acquisitions and dispositions, net	648	995	(347)
Development and redevelopment	236	229	7
Held for contribution	404	9	395

Total rental expenses and real estate taxes	15,878	15,217	661

Property Net Operating Income (1)
Same store	42,575	42,462	113
Acquisitions and dispositions, net	1,624	3,084	(1,460)
Development and redevelopment	419	73	346
Held for contribution	1,711	25	1,686
Revenues related to early lease terminations, net	186	7	179

Total property net operating income	46,515	45,651	864

Other Income
Institutional capital management and other fees	614	572	42
Gain (loss) on dispositions of real estate assets	(1)	118	(119)
Gain (loss) on dispositions of non-depreciated real estate	(38)	9,014	(9,052)
Equity in income (losses) of unconsolidated joint ventures, net	439	(31)	470
Interest income and other	567	2,157	(1,590)

Total other income	1,581	11,830	(10,249)

Other Expenses
Real estate related depreciation and amortization	28,893	27,510	1,383
General and administrative expenses	5,083	5,677	(594)
Income taxes	360	502	(142)
Interest expense	11,136	15,020	(3,884)

Total other expenses	45,472	48,709	(3,237)
Minority interests	(424)	(1,293)	869
Discontinued Operations
Income from discontinued operations, net	568	436	132
Impairment losses on real estate assets held for sale	(1,232)	—	(1,232)
Gain on dispositions of real estate interests, classified as discontinued operations	16,763	—	16,763
Minority interests in income from discontinued operations	(2,803)	(78)	(2,725)

Net income	$15,496	$7,837	$7,659

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 34 above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 11 to our Consolidated Financial Statements.

Rental Revenues

Rental revenues increased by approximately $1.5 million, or 3%, for the three months ended June 30, 2008 compared to the same period in 2007, primarily as a result of increased base rent per square foot and higher tenant recovery income which was offset by slightly lower average occupancy and acquisition and disposition activity. Rental revenues also increased due to additional operating properties classified as held for contribution that were acquired or developed compared to the same period in 2007. Same store rental revenues, excluding revenues related to early lease terminations, increased by approximately $0.7 million, or 1%, for the three months ended June 30, 2008 compared to the same period in 2007 also primarily due to increased base rent per square foot and higher tenant recovery income. Revenues related to early lease terminations increased by $0.2 million for the three months ended June 30, 2008 compared to the same period in 2007.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $0.7 million, or 4%, for the three months ended June 30, 2008 compared to the same period in 2007, primarily as a result of higher property taxes and utility costs, both of which are generally recoverable from our tenants. Non-recoverable expenses, including bad debt expense, increased approximately $0.3 million. Same store rental expenses and real estate taxes increased by approximately $0.6 million, or 4%, for the three months ended June 30, 2008 as compared to the same period in 2007, also primarily related to higher property taxes and utility costs.

Other Income

Other income decreased by approximately $10.2 million for the three months ended June 30, 2008 as compared to the same period in 2007, as a result of a decrease of approximately $9.1 million in gains related to dispositions of real estate interests reported in continuing operations and a decrease in interest income of $1.6 million due primarily to a realized gain recorded during 2007 on the settlement of a forward-starting interest rate swap. These decreases were partially offset by a $0.5 million increase in income from our equity interests in our unconsolidated joint ventures.

Other Expenses

Real estate related depreciation and amortization increased by approximately $1.4 million for the three months ended June 30, 2008 as compared to the same period in 2007 which related to a reduction of the estimated useful lives of certain buildings during the third quarter of 2007. The decrease in general and administrative expenses of $0.6 million primarily relates to lower professional fees and increased capitalization of overhead to various development and leasing activities, partially offset by higher compensation costs due to increased headcount and share-based compensation expenses. The decrease in interest expense of approximately $3.9 million is primarily attributable to the lower outstanding balance of our financing obligations during the three months ended June 30, 2008 compared to the same period in 2007, and by a realized gain of $1.4 million related to the settlement of two forward-starting swaps recorded during the second quarter of 2008. The settlement income related to these swaps offsets the $1.4 million expense that was recorded in the first quarter of 2008.

Minority Interests

We owned approximately 83% of our operating partnership as of June 30, 2008 compared to approximately 85% as of June 30, 2007 primarily due to issuance of units of limited partnership interests in our operating partnership, or OP Units, to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 to our Consolidated Financial Statements for additional information).

Discontinued Operations

During the three months ended June 30, 2008, a $1.2 million impairment charge related to real estate assets held for sale was recorded. No such impairment was recorded during 2007. Four properties were sold during the three months ended June 30, 2008 resulting in gains of $16.8 million compared to no properties sold during the three months ended June 30, 2007. Operating income for the properties included in discontinued operations was relatively unchanged period over period.

Comparison of the six months ended June 30, 2008 compared to the six months ended June 30, 2007

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the six months ended June 30, 2008 totaled 345 buildings comprised of approximately 47.9 million square feet. A discussion of these changes follows the table (in thousands).

	Six Months Ended June 30,		$ Change
	2008	2007
Rental Revenues
Same store	$113,755	$111,845	$1,910
Acquisitions and dispositions, net	6,559	11,338	(4,779)
Development and redevelopment	1,268	591	677
Held for contribution	4,001	216	3,785
Revenues related to early lease terminations, net	314	7	307

Total rental revenues	125,897	123,997	1,900

Rental Expenses and Real Estate Taxes
Same store	30,039	27,731	2,308
Acquisitions and dispositions, net	1,453	2,844	(1,391)
Development and redevelopment	433	363	70
Held for contribution	855	108	747

Total rental expenses and real estate taxes	32,780	31,046	1,734

Property Net Operating Income (1)
Same store	83,716	84,114	(398)
Acquisitions and dispositions, net	5,106	8,494	(3,388)
Development and redevelopment	835	228	607
Held for contribution	3,146	108	3,038
Revenues related to early lease terminations, net	314	7	307

Total property net operating income	93,117	92,951	166

Other Income
Institutional capital management and other fees	1,474	1,318	156
Gain on dispositions of real estate assets	200	4,292	(4,092)
Gain on dispositions of non-depreciated real estate	207	12,725	(12,518)
Equity in income of unconsolidated joint ventures, net	726	43	683
Interest income and other	1,001	3,139	(2,138)

Total other income	3,608	21,517	(17,909)

Other Expenses
Real estate related depreciation and amortization	57,148	55,404	1,744
General and administrative expenses	10,965	9,733	1,232
Income taxes	897	962	(65)
Interest expense	25,566	31,703	(6,137)

Total other expenses	94,576	97,802	(3,226)
Minority interests	(297)	(2,344)	2,047
Discontinued Operations
Income from discontinued operations, net	1,108	822	286
Impairment losses on real estate assets held for sale	(1,232)	—	(1,232)
Gain on dispositions of real estate interests, classified as discontinued operations	17,124	9,561	7,563
Minority interests in income from discontinued operations	(2,972)	(1,513)	(1,459)

Net income	$15,880	$23,192	$(7,312)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 34 above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 11 to our Consolidated Financial Statements.

Rental Revenues

Rental revenues increased by $1.9 million, or 2%, for the six months ended June 30, 2008 compared to the same period in 2007, primarily as a result of increased base rent per square foot, slightly higher tenant recovery income, offset by lower occupancy and acquisition and disposition activity. Rental revenues also increased due to additional operating properties classified as held for contribution that were acquired or developed compared to the same period in 2007. Same store rental revenues increased by approximately $1.9 million, or 2%, for the six months ended June 30, 2008 compared to the same period in 2007 also primarily due to increased base rent per square foot and higher tenant recovery income. Revenues related to early lease terminations increased by $0.3 million for the six months ended June 30, 2008 compared to the same period in 2007.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $1.7 million, or 6%, for the six months ended June 30, 2008 compared to the same period in 2007, primarily as a result of increased maintenance costs and higher property taxes, both of which are generally recoverable from our tenants, partially offset by lower insurance costs. Additionally, we recorded $0.8 million of bad debt expense during the six months ended June 30, 2008, primarily related to a tenant bankruptcy, compared to $0.6 million during the same period for 2007. Other non-recoverable expenses increased approximately $0.5 million during the six months ended June 30, 2008 compared to the same period in 2007. Same store rental expenses and real estate taxes increased by approximately $2.3 million, or 8%, for the six months ended June 30, 2008 as compared to the same period in 2007, also primarily related to increased maintenance costs and higher property taxes and bad debt expense.

Other Income

Other income decreased by approximately $17.9 million for the six months ended June 30, 2008 as compared to the same period in 2007, primarily as a result of a decrease of approximately $16.6 million in gains related to dispositions of real estate interests reported in continuing operations and by a decrease in interest income of $2.1 million primarily due to realized gains recorded during 2007 on the settlement of a forward-starting interest rate swap.

Other Expenses

Real estate related depreciation and amortization increased by approximately $1.7 million for the six months ended June 30, 2008 as compared to the same period in 2007 which related to a reduction of the estimated useful lives of certain buildings during the third quarter of 2007. The increase in general and administrative expenses of $1.2 million primarily relates to higher compensation costs due to increased headcount and share-based compensation expenses, partially offset by increased capitalization of overhead to various development and leasing activities . The decrease in interest expense of approximately $6.1 million is primarily attributable to the lower outstanding balance of our financing obligations during the six months ended June 30, 2008 compared to the same period in 2007, and decreases in the average LIBOR rate during the six months ended June 30, 2008 compared to the same period in 2007.

Minority Interests

We owned approximately 83% of our operating partnership as of June 30, 2008 compared to approximately 85% as of June 30, 2007 primarily due to issuance of OP Units to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 5 to our Consolidated Financial Statements for additional information).

Discontinued Operations

During the six months ended June 30, 2008, an impairment charge of $1.2 million related to real estate assets held for sale was recorded. No such impairment was recorded during 2007. Five properties were sold during the three months ended June 30, 2008 with a gain of $17.1 million compared to three properties sold with a gain of $9.6 million during the six months ended June 30, 2007. Operating income for the properties included in discontinued operations was relatively unchanged period over period.

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

Cash Flows

During the six months ended June 30, 2008 compared to the same period in 2007, our cash provided by operating activities increased $12.3 million, from $64.5 million to $76.8 million, primarily related to lower interest payments, increase in operating liabilities and higher operating distributions from our institutional capital management joint ventures partially offset by lower interest income and higher general and administrative costs. During the six months ended June 30, 2008, investing activities provided $2.8 million in cash primarily related to proceeds of $81.3 million from the sale of five buildings and the contribution of land to an unconsolidated joint venture, offset by $24.1 million spent for the acquisition of three properties, contributions to our unconsolidated joint ventures of $24.2 million and capital expenditures related to our industrial properties of $43.8 million. During the six months ended June 30, 2007, investing activities provided $43.0 million primarily from the proceeds of $197.5 million from the sale of 12 properties, offset by $108.6 million used for the acquisition of 12 properties, $48.9 million in contributions to unconsolidated joint ventures and $21.9 million used for capital expenditures. During the six months ended June 30, 2008 compared to the same period in 2007, cash used in our financing activities was relatively flat, however, our cash distributions increased by approximately $4.0 million related to increased shares and OP Units outstanding, offset by less cash required to service our financing obligations.

During the six months ended June 30, 2008, we paid distributions of $66.7 million, which were satisfied through our existing cash balances, cash provided by operations and short-term borrowings. During the six months ended June 30, 2007, we paid cash distributions of approximately $62.7 million.

Common Stock

As of June 30, 2008, approximately 172.1 million shares of common stock were issued and outstanding. The net proceeds from the sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

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

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales (“Nexxus”) to acquire six newly constructed buildings totaling approximately 0.9 million square feet. The six buildings are located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligated us to acquire each of the facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with six separate letters of credit, all of which were settled as of June 30, 2008. As of June 30, 2008, we sold our interests in one of the six buildings, we acquired four of the buildings, and have one remaining building which is expected to be acquired in late 2008. Additionally, during late 2007, we began an expansion of one of the buildings acquired and provided Nexxus with an additional letter of credit for $3.8 million related to the expansion. During the six months ended June 30, 2008, we entered into similar forward purchase commitments for four buildings with Nexxus and provided an additional letters of credit totaling $21.4 million. Construction of these buildings is expected to be completed in late 2008.

Distributions

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. We currently pay an annualized distribution rate of $0.64 per share or OP unit. We believe this level to be appropriate based upon the evaluation of existing assets within our portfolio, anticipated acquisitions and dispositions, projected levels of additional capital to be raised, debt to be incurred in the future and our anticipated results of operations.

During the three and six months ended June 30, 2008, our board of directors declared distributions to stockholders totaling approximately $33.4 million and $66.8 million respectively, including distributions to OP unitholders. During the same periods of 2007, our board of directors declared distributions to stockholders totaling approximately $31.9 million and $63.8 million, including distributions to OP unitholders. During the three and six months ended June 30, 2008, we paid distributions using existing cash balances, cash provided by operations and short-term borrowings.

Outstanding Indebtedness

As of June 30, 2008, our outstanding indebtedness consisted of secured mortgage debt, unsecured notes and an unsecured revolving credit facility (“line of credit”) and totaled approximately $1.1 billion, excluding $122.2 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of June 30, 2008, the historical cost of all our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt was approximately $1.2 billion. Our debt has various covenants and we were in compliance with all of these covenants as of June 30, 2008.

All of these debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service. During 2008, we expect to refinance our maturing debt through a combination of extending existing maturities, borrowings under our line of credit and/or new borrowings. During the six months ended June 30, 2008, we entered into an agreement, which is effective June 9, 2008, to extend the maturity date of $175.0 million of the $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%.

In addition, on June 6, 2008 we entered into a term loan agreement with a syndicate of 10 banks, pursuant to which the Company may borrow up to $300 million in senior unsecured variable rate term loans (see Note 6 for additional information). Loans under the Agreement will be funded in two tranches. The first $100 million was drawn by the Company on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million can be funded anytime up to December 31, 2008 at the Company’s discretion. The Initial Loan has an interest rate based on LIBOR, and the Company has entered into a swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on the Company’s current leverage ratio. The Company is required to pay interest on the Initial Loan monthly until maturity at which time the outstanding balance is due.

During the three and six months ended June 30, 2008, our debt service, including principal and interest, totaled $116.4 million and $162.3 million, respectively. Our debt service for the same periods of 2007, totaled $16.9 million and $36.1 million, respectively

To manage interest rate risk for forecasted refinancing of fixed-rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited period of time. As of June 30, 2008, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Forward-starting swap	$26,000	5.364%	1/2010	1/2020
Forward-starting swap	$90,000	5.430%	6/2012	6/2022
Swap	$100,000	3.233%	6/2008	6/2010

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, and secured indebtedness. As of June 30, 2008 and 2007, we were in compliance with all of these covenants. As of June 30, 2008 and December 31, 2007, $103.0 million and $82.0 million, respectively, were outstanding under this facility.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of June 30, 2008 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Unsecured Credit Facility	Total
Remainder of 2008	$—	$40,128	$—	$40,128
2009	—	7,924	—	7,924
2010	100,000	58,512	103,000	261,512
2011	50,000	230,237	—	280,237
2012	—	169,846	—	169,846
Thereafter	275,000	104,221	—	379,221

Total	$425,000	$610,868	$103,000	$1,138,868

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our indebtedness will not exceed 60% of our total market capitalization at the time of incurrence. Our total market capitalization is defined as the sum of the market value of our outstanding shares of common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including shares of restricted stock that we will issue to certain of our officers under our long-term incentive plan, plus the aggregate value of OP Units not owned by us, plus the book value of our total consolidated indebtedness and our pro rata share of debt related to unconsolidated joint ventures. Since this ratio is based, in part, upon market values of equity, it will fluctuate with changes in the price of our shares of common stock; however, we believe that this ratio provides an appropriate indication of leverage for a company whose assets are primarily real estate. As of June 30, 2008, our debt to total market capitalization ratio was 42.4%. Our charter and our bylaws do not limit the amount or percentage of indebtedness that we may incur. We are, however, subject to certain leverage limitations pursuant to the restrictive covenants of our outstanding indebtedness. Our board of directors may from time to time modify our debt policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein. In addition to operating leases, we have $25.2 million of outstanding letters of credit and we own interests in unconsolidated joint ventures. Based on the provisions of certain joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except for during June 2007, a wholly owned, consolidated subsidiary issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Industrial Joint Venture I. The note is guaranteed by us until all related obligations are satisfied. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is generally limited to this note and the carrying amounts of our investments in the unconsolidated joint ventures, which were $122.2 million and $102.8 million as of June 30, 2008 and December 31, 2007, respectively. We have, however, made certain non-recourse guarantees (referred to as standard non-recourse carve outs) with respect to certain debt issuances by these joint ventures, which, under certain limited circumstances, may become full-recourse guarantees.

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental, non-GAAP measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of operating real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation and modifications to the NAREIT definition of FFO is common. Accordingly, our FFO may not be comparable to such other REITs’ FFO and, FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from net income for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income attributable to common shares	$15,496	$7,837	$15,880	$23,192
Adjustments:
Real estate related depreciation and amortization	29,266	28,389	58,409	57,172
Equity in (income) of unconsolidated joint ventures, net	(439)	31	(726)	(43)
Equity in FFO of unconsolidated joint ventures	1,517	415	2,984	811
(Gain) on dispositions of real estate interests	(16,723)	(9,132)	(17,530)	(26,578)
Gain (loss) on dispositions of non-depreciated real estate	(39)	9,014	207	12,725
Minority interest in the operating partnership’s share of the above adjustments	(2,367)	(4,397)	(7,951)	(6,602)

Funds from operations attributable to common shares – basic	26,711	32,157	51,273	60,677
FFO attributable to dilutive OP Units	5,634	5,774	11,305	10,571

Funds from operations attributable to common shares – diluted	$32,345	$37,931	$62,578	$71,248

Basic FFO per common share	$0.16	$0.19	$0.30	$0.36
Diluted FFO per common share	$0.16	$0.19	$0.30	$0.36

Weighted average common shares outstanding:
Basic	171,429	168,355	169,908	168,355
Dilutive OP Units	36,225	30,348	37,540	29,356

Diluted	207,654	198,703	207,448	197,711

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a fixed interest rate for a limited, pre-determined period of time. During the six months ended June 30, 2008 and 2007, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2008 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2008, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Forward-starting swap	$26,000	5.364%	1/2010	1/2020
Forward-starting swap	$90,000	5.430%	6/2012	6/2022
Swap	$100,000	3.233%	6/2008	6/2010

As of June 30, 2008, derivatives with a negative fair value of $1.5 million were included in “Other liabilities” and derivatives with a positive fair value $0.2 million were included in “Other assets, net” in our Consolidated Balance Sheet. As of December 31, 2007, derivatives with a negative fair value of $4.4 million were included in “Other liabilities” in our Consolidated Balance Sheets. For the three and six months ended June 30, 2008, a loss of $45,000 was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. For the six months ended June 30, 2007, a $0.3 million loss for both periods was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances Additionally, during the three months ended March 31, 2008, two forward swaps no longer qualified for hedge accounting and a loss of $1.4 million was recorded to “Interest expense” related to their change in fair value. These swaps were settled on April 29, 2008, we recorded a realized gain of approximately $1.4 million.

The net liabilities associated with these derivatives would increase approximately $4.4 million if the market interest rate of the referenced swap index were to decrease 10% (or 42 basis points) based upon the prevailing market rate as of June 30, 2008.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2008, we had approximately $128.2 million of variable rate debt outstanding indexed to LIBOR and U.S. treasury rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10% (or 37 basis points), our interest expense for the six months ended June 30, 2008 would have increased by approximately $0.8 million. Additionally, if weighted average interest rates on our fixed rate debt were to change by 1% due to refinancing, interest expense would change by approximately $4.8 million during the six months ended June 30, 2008.

As of June 30, 2008, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2008, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2008, we held our annual meeting of stockholders (the “2008 annual meeting”). Nine directors were nominated by our board of directors for election by the stockholders at the 2008 annual meeting, each to hold office until the next annual stockholders meeting. A plurality of the shares voted at this meeting approved the election of all nine nominees as described in the table below.

	Votes
	FOR	WITHHELD
Phillip R. Altinger	146,393,887	850,526
Thomas F. August	146,370,531	873,882
John S. Gates, Jr.	146,387,787	856,626
Tripp H. Hardin	146,393,646	850,767
Philip L Hawkins	146,397,591	846,822
James R. Mulvihill	146,349,736	894,677
John C. O’Keeffe	146,396,754	847,659
Bruce L. Warwick	146,368,923	875,490
Thomas G. Wattles	146,285,271	959,142

One other proposal was considered by our stockholders at the 2008 annual meeting:

•	The Accountant Proposal: the ratification of our selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008;

This proposal was approved by our stockholders at the 2008 annual meeting with the final vote count as follows:

	Votes
Proposal	FOR	AGAINST	ABSTAIN

Accountant	146,743,436	262,593	238,383

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

a.    Exhibits

+10.1	Second Amendment to the Employment Agreement, dated as of April 24, 2008, between DCT Industrial Trust Inc. and Thomas G. Wattles

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 7, 2008	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: August 7, 2008	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

a.  Exhibits

+10.1	Second Amendment to the Employment Agreement, dated as of April 24, 2008, between DCT Industrial Trust Inc. and Thomas G. Wattles

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.