Form 10-Q
period 2008-09-30
DCT Industrial Trust Inc.
filed 2008-11-07
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-33201

DCT INDUSTRIAL TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0538520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, Suite 800 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008, 173,796,702 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Land	$504,356	$519,584
Buildings and improvements	2,105,347	2,139,961
Intangible lease assets	180,468	188,079
Construction in progress	78,794	35,282

Total Investment in Properties	2,868,965	2,882,906
Less accumulated depreciation and amortization	(382,732)	(310,691)

Net Investment in Properties	2,486,233	2,572,215
Investments in and advances to unconsolidated joint ventures	126,282	102,750

Net Investment in Real Estate	2,612,515	2,674,965
Cash and cash equivalents	29,900	30,481
Notes receivable	20,452	27,398
Deferred loan costs, net	5,632	4,828
Deferred loan costs – financing obligations, net	—	1,345
Straight-line rent and other receivables, net	27,563	26,879
Other assets, net	26,112	13,096

Total Assets	$2,722,174	$2,778,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$43,399	$31,267
Distributions payable	33,244	32,994
Tenant prepaids and security deposits	13,625	13,896
Other liabilities	8,328	8,117
Intangible lease liability, net	7,709	9,022
Line of credit	163,000	82,000
Senior unsecured notes	425,000	425,000
Mortgage notes	576,793	649,568
Financing obligations	—	14,674

Total Liabilities	1,271,098	1,266,538

Minority interests	303,214	349,782
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 173,306,876 and 168,379,863 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,733	1,684
Additional paid-in capital	1,640,462	1,593,165
Distributions in excess of earnings	(486,381)	(426,210)
Accumulated other comprehensive loss	(7,952)	(5,967)

Total Stockholders’ Equity	1,147,862	1,162,672

Total Liabilities and Stockholders’ Equity	$2,722,174	$2,778,992

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Rental revenues	$61,736	$60,748	$186,117	$183,206
Institutional capital management and other fees	763	417	2,237	1,735

Total Revenues	62,499	61,165	188,354	184,941

OPERATING EXPENSES:
Rental expenses	7,612	6,733	23,290	21,366
Real estate taxes	8,286	7,882	25,017	23,860
Real estate related depreciation and amortization	26,569	28,479	83,180	83,292
General and administrative	4,879	5,102	15,844	14,835

Total Operating Expenses	47,346	48,196	147,331	143,353

Operating Income	15,153	12,969	41,023	41,588
OTHER INCOME AND EXPENSE:
Equity in income of unconsolidated joint ventures, net	457	56	1,183	99
Interest expense	(13,339)	(14,533)	(38,905)	(46,236)
Interest income and other	258	839	1,259	3,978
Income taxes	(3)	(283)	(896)	(1,243)

Income (Loss) Before Minority Interests	2,526	(952)	3,664	(1,814)
Minority interests	(401)	186	(511)	456

Income (Loss) From Continuing Operations	2,125	(766)	3,153	(1,358)
Income from discontinued operations	4,017	306	18,539	9,604

Income (Loss) Before Gain On Dispositions Of Real Estate Interests	6,142	(460)	21,692	8,246
Gain on dispositions of real estate interests, net of minority interest	98	11,709	428	26,195

NET INCOME	$6,240	$11,249	$22,120	$34,441

INCOME PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$0.01	$(0.00)	$0.02	$(0.01)
Income from discontinued operations	0.03	0.00	0.11	0.06
Gain on dispositions of real estate interests, net of minority interest	0.00	0.07	0.00	0.15

Net Income	$0.04	$0.07	$0.13	$0.20

INCOME PER COMMON SHARE – DILUTED:
Income (Loss) From Continuing Operations	$0.01	$(0.00)	$0.02	$(0.01)
Income from discontinued operations	0.03	0.00	0.11	0.06
Gain on dispositions of real estate interests, net of minority interest	0.00	0.07	0.00	0.15

Net Income	$0.04	$0.07	$0.13	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	172,684	168,355	170,840	168,355

Diluted	207,595	201,956	207,487	199,135

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

And Other Comprehensive Income

For the Nine Months Ended September 30, 2008

(unaudited, in thousands)

	Common Stock		Additional Paid-in	Distributions in Excess of	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2007	168,380	$1,684	$1,593,165	$(426,210)	$(5,967)	$1,162,672
Comprehensive income:
Net income	—	—	—	22,120	—	22,120
Net unrealized loss on cash flow hedging derivatives	—	—	—	—	(2,532)	(2,532)
Realized loss related to hedging activities	—	—	—	—	(38)	(38)
Amortization of cash flow hedging derivatives	—	—	—	—	585	585

Total comprehensive income						20,135

Issuance of common stock, net of offering costs	4,927	49	45,779	—	—	45,828
Amortization of stock-based compensation	—	—	878	—	—	878
Discount related to redemptions of OP Units	—	—	640	—	—	640
Distributions on common stock	—	—	—	(82,291)	—	(82,291)

Balance at September 30, 2008	173,307	$1,733	$1,640,462	$(486,381)	$(7,952)	$1,147,862

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$22,120	$34,441
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,507	6,068
Real estate related depreciation and amortization	85,074	86,933
Gain on dispositions of real estate interests	(21,775)	(27,828)
Gain on dispositions of non-depreciated real estate	(271)	(12,737)
(Gain) Loss on hedging activities	157	(1,458)
Impairment losses on real estate assets sold	1,180	—
Equity in income of unconsolidated joint ventures, net, and other	(491)	(2,493)
Distributions of earnings from unconsolidated joint ventures	2,751	904
Changes in operating assets and liabilities:
Other receivables and other assets	(825)	(2,372)
Accounts payable, accrued expenses and other liabilities	13,943	5,670

Net cash provided by operating activities	106,370	87,128

INVESTING ACTIVITIES:
Real estate acquisitions	(28,030)	(157,239)
Capital expenditures and development activities	(76,279)	(36,511)
(Increase) decrease in deferred acquisition costs and deposits	(3,844)	8,188
Proceeds from dispositions of real estate investments, net	122,654	333,596
Investment in and contributions to unconsolidated joint ventures	(28,427)	(75,999)
Distributions from unconsolidated joint ventures	4,364	39,552
Originations of notes receivable	(500)	(16,042)
Proceeds from repayments of notes receivable	7,446	—
(Increase) decrease in restricted cash	(7,442)	139
Other investing activities	1,707	(454)

Net cash provided by (used in) investing activities	(8,351)	95,230

FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	81,000	(34,278)
Proceeds from issuances of unsecured debt	100,000	—
Principal payments on mortgage notes	(71,478)	(10,424)
Principal payments on unsecured debt	(100,000)	—
Principal payments on financing obligations	(5)	(5,971)
Increase in deferred loan costs	(1,971)	(137)
Offering costs for issuance of common stock and OP Units	(127)	(2,901)
Redemption of OP Units	(1,487)	(2,840)
Proceeds (payments) related to settlement of cash flow hedging derivatives	(4,584)	1,544
Distributions to common stockholders	(82,041)	(80,845)
Distributions to minority interests	(18,041)	(13,880)
Contributions from minority interests	134	201

Net cash used in financing activities	(98,600)	(149,531)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(581)	32,827
CASH AND CASH EQUIVALENTS, beginning of period	30,481	23,310

CASH AND CASH EQUIVALENTS, end of period	$29,900	$56,137

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$39,975	$53,236
Debt assumed in connection with purchase of TIC Interests (see Note 5)	$—	$14,886
Redemption of OP Units settled in shares of common stock	$46,521	—
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 5)	$14,669	$113,497
Assumption of secured debt in connection with real estate acquired	$—	$8,821

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

As of September 30, 2008, we owned, managed or had under development 449 industrial real estate buildings comprised of approximately 75.8 million square feet. Our portfolio of consolidated operating properties included 372 industrial real estate buildings, which consisted of 217 bulk distribution properties, 113 light industrial properties and 42 service center properties comprised of approximately 51.9 million square feet. Our portfolio of 372 consolidated operating properties was 91.9% occupied as of September 30, 2008. As of September 30, 2008, we also consolidated 13 development properties, and five redevelopment properties. In addition, as of September 30, 2008, we had ownership interests ranging from approximately 4% to 20% in unconsolidated institutional joint ventures, or funds, that owned 44 properties comprised of approximately 13.6 million square feet, and investments in three unconsolidated operating properties and 10 unconsolidated development joint venture properties. We managed two properties where we had no ownership interests.

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

Reclassifications

Certain items in the Consolidated Statement of Operations for the three and nine months ended September 30, 2007 have been reclassified to conform to 2008 classifications.

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

We have certain properties which we have acquired or removed from service with the intention to redevelop the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution until the date that the redevelopment properties are ready for their intended use or the property held for contribution no longer meets the held for sale criteria under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144).” Pre-development costs to prepare land for its intended use prior to significant construction activities are capitalized and classified as “Construction in progress.”

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

Impairment of Long-Lived Assets

Long-lived assets held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144. SFAS No. 144 provides that such an evaluation should be performed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Examples of trigger events include the point at which we deem the long-lived asset to be held for sale, a building remains vacant longer than expected, etc. For operating buildings that we intend to hold long-term, the recoverability is based on the future undiscounted cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Long lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. Valuation of long-lived assets is considered a critical accounting estimate because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. All of the aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements. For the three and nine months ended September 30, 2008, we recorded an impairment loss of $1.2 million. No impairment was recorded during the same periods in 2007.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three and nine months ended September 30, 2008, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $0.7 million and $2.8 million, respectively. The total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, for the same periods in 2007 was approximately $1.7 million and $4.5 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the three and nine months ended September 30, 2008 was $11.8 million and $36.1 million, respectively. For the three and nine months ended September 30, 2007, tenant recovery income recognized as rental revenues was approximately $11.9 million and $35.6 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141, and amortized to “Rental revenues” over the life of the related leases. Additionally, the unamortized balances of SFAS No. 141 assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. For the three and nine months ended September 30, 2008, the total net decrease to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was approximately $0.2 million and $0.5 million, respectively. The total net increase to rental revenues due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, for the three months ended September 30, 2007 was approximately $0.1 million while the total net decrease to rental revenues for the nine months ended September 30, 2007 was approximately $0.6 million.

Early lease termination fees are recorded in “Rental revenues” when such amounts are earned. During the three and nine months ended September 30, 2008, early termination fees increased revenues by $0.3 million and $0.6 million, respectively. Additionally, accelerated amortization associated with early lease terminations for SFAS No. 141 intangible assets and liabilities, including amounts reported as discontinued operations, decreased revenues by $0.1 million for the three months ended September 30, 2008 and increased revenues by $0.1 million for the nine months ended September 30, 2008, and increased amortization expense by $0.1 million and $0.7 million for the same periods, respectively.

During the three and nine months ended September 30, 2007, no revenues associated with early lease termination fees were recorded. During the three months ended September 30, 2007, no revenues or amortization related to SFAS No. 141 intangible assets and liabilities associated with the early termination of leases were recorded. During the nine months ended September 30, 2007, the early termination of leases, including amounts reported as discontinued operations, resulted in a decrease in revenues associated with SFAS No. 141 intangible assets and liabilities of $0.4 million and additional amortization expense of $0.1 million.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and required a parent to recognize a gain or loss upon change of control. Ownership changes not resulting in a change of control are treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and early adoption is not permitted. We are currently evaluating the application of SFAS No. 160 and its effect on our Consolidated Financial Statements.

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

On a recurring basis, we measure our derivatives at fair value, which was a net liability of $2.6 million as of September 30, 2008. The fair value of these derivatives was determined using Level 2 inputs, as described in SFAS No. 157.

Note 2 – Real Estate

Our consolidated real estate assets consist of operating properties, redevelopment properties, operating properties held for contribution, properties under development and properties in pre-development including land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Operating properties	$2,547,349	$2,623,927
Properties under redevelopment	50,884	37,086
Operating properties held for contribution	125,776	120,188
Properties under development	125,769	76,680
Properties in pre-development including land held	19,187	25,025

Total Investment in Properties	2,868,965	2,882,906
Less accumulated depreciation and amortization	(382,732)	(310,691)

Net Investment in Properties	$2,486,233	$2,572,215

Acquisition Activity

During the three months ended September 30, 2008, we acquired one operating property located in Chicago, IL, comprised of approximately 0.1 million square feet for a total cost of approximately $4.1 million, which includes acquisition costs. During the nine months ended September 30, 2008, we also acquired three shell-complete development properties located in Monterrey, Mexico, comprised of approximately 0.5 million square feet for a total cost of approximately $21.7 million, which includes acquisition costs. All of these properties were acquired from unrelated third parties using existing cash balances and borrowings under our credit facility.

During the three months ended September 30, 2007, we acquired five operating properties located in five markets, comprised of approximately 0.9 million square feet for a total cost of approximately $47.0 million, which includes acquisition costs. During the nine months ended September 30, 2007, we acquired 17 operating properties located in 11 markets, comprised of approximately 3.4 million square feet for a total cost of approximately $154.2 million, which includes acquisition costs. All of these properties were acquired from unrelated third parties using existing cash balances and borrowings under our credit facility. For all properties acquired and consolidated, the results of operations for such properties are included in our Consolidated Statements of Operations from the dates of acquisition.

Disposition Activity

During the three months ended September 30, 2008, we disposed of nine operating properties comprised of approximately 0.9 million square feet to unrelated third parties for total gross proceeds of approximately $42.5 million, which resulted in a gain of approximately $4.4 million.

During the nine months ended September 30, 2008, we disposed of 14 operating properties comprised of approximately 2.1 million square feet to unrelated third parties for total gross proceeds of approximately $119.8 million, which resulted in a gain of approximately $21.5 million. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture (see additional discussion below).

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

Contribution of Properties to Institutional Capital Management Joint Ventures

TRT-DCT Industrial Joint Venture I

We entered into our first joint venture agreement with Dividend Capital Total Realty Trust Inc., “DCTRT”, TRT-DCT Industrial Joint Venture I, G.P., “TRT-DCT Venture I,” on September 1, 2006. As of September 30, 2008, TRT-DCT Venture I owned approximately $212.9 million in real estate assets. No further assets are planned to be acquired by the joint venture. TRT-DCT Venture I is funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 10% of the joint venture’s required equity capitalization); and (iii) secured debt financing to be obtained by the joint venture with a targeted loan-to-value of no less than 55.0% and no more than 75.0%. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

We did not contribute property into TRT-DCT Venture I during the three and nine months ended September 30, 2008. However, during those periods, DCTRT contributed one and six properties to TRT-DCT Venture I comprised of approximately 0.1 million and 1.1 million square feet with combined contribution values of approximately $9.9 million and $65.3 million into the venture, respectively. During the three and nine months ended September 30, 2008, we contributed cash of $0.1 million and $0.7 million, respectively, which represented one percent of the fair value of these contributed assets.

No properties were contributed to TRT-DCT Venture I during the three months ended September 30, 2007. During the nine months ended September 30, 2007, we contributed four properties to TRT-DCT Venture I comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million. The contribution of the four properties into TRT-DCT Venture I during 2007 resulted in a gain of approximately $12.1 million, of which approximately $10.9 million was recognized in our earnings during the nine months ended September 30, 2007. The remaining gain of approximately $1.2 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related properties real estate assets.

TRT-DCT Industrial Joint Venture II

We formed our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II, G.P., (“TRT-DCT Venture II”), on March 27, 2007. TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I. As of September 30, 2008, TRT-DCT Venture II owned approximately $68.7 million of real estate assets. No properties were contributed to TRT-DCT Venture II during the nine months ended September 30, 2008.

No properties were contributed to TRT-DCT Venture II during the three months ended September 30, 2007. During the nine months ended September 30, 2007, we contributed five properties to TRT-DCT Venture II comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $67.2 million. The contribution of the five properties into TRT-DCT Venture II resulted in a total gain of approximately $6.7 million, of which approximately $6.0 million was recognized in our earnings during the nine months ended September 30, 2007. The remaining gain of approximately $0.7 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related properties real estate assets.

TRT-DCT Industrial Joint Venture III

We formed our third joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture III, G.P., (“TRT-DCT Venture II”), on September 9, 2008. TRT-DCT Venture III is structured and funded in a manner similar to TRT-DCT Venture I and II. As of September 30, 2008, TRT-DCT Venture III owned approximately $31.0 million of real estate assets. On September 29, 2008, five properties were acquired from an unrelated third party by the venture comprised of approximately 0.9 million square feet. During the three and nine months ended September 30, 2008, we contributed cash of $3.0 million which represented ten percent of the fair value of these acquired assets.

DCT/SPF Industrial Operating LLC

On August 30, 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”). As of September 30, 2008, this joint venture owned approximately $285.2 million of real estate assets. This joint venture was funded with an equity contribution from JP Morgan to the joint venture (approximately 80% of the joint venture’s equity capitalization) and an equity contribution from us to the joint venture (approximately 20% of the joint venture’s equity capitalization). Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

During the nine months ended September 30, 2008, the JP Morgan Venture acquired one property comprised of approximately 0.3 million square feet from an unrelated third party.

Development Joint Ventures

IDI/DCT Buford, LLC

On March 10, 2008, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer, to form IDI/DCT Buford, LLC. This joint venture was funded for the purpose of developing four distribution buildings comprised of approximately 0.6 million square feet in Atlanta, Georgia on approximately 47 acres contributed to the joint venture. We received cash proceeds of approximately $1.5 million, equity in the venture and recognized a gain on the contribution of the land of approximately $0.3 million and a deferred gain of approximately $0.8 million which reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets. As of September 30, 2008, this joint venture owned approximately $6.2 million of real estate assets.

Stonefield Industrial, LLC

On May 22, 2008, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Stonefield Industrial, LLC and develop approximately 49 acres in Reno, Nevada. As of September 30, 2008, the joint venture owned total assets of approximately $8.2 million.

Whitestown DCT/PDC, LLC

On November 29, 2007, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Whitestown DCT/PDC, LLC for the purpose of acquiring land, developing, managing , maintaining, and leasing a 564,000 square foot building on approximately 28.4 acres in Whitestown, Indiana. As of September 30, 2008, the joint venture owned total assets of approximately $2.2 million.

Discontinued Operations

As of September 30, 2008, no potential property sales to a third party were considered probable and, therefore, we had no properties classified as held for sale in accordance with SFAS No. 144. However, 14 properties that were sold during the nine months ended September 30, 2008 and five properties that were sold during the year ended December 31, 2007, were sold to unrelated third parties and were classified as discontinued operations for all periods presented. See Note 12 for additional information.

Intangible Assets

Aggregate net amortization for intangible assets recognized pursuant to SFAS No. 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 1 for additional information) was approximately $5.6 million and $19.5 million for the three and nine months ended September 30, 2008, respectively, and $7.3 million and $22.9 million for the three and nine months ended September 30, 2007, respectively. Our intangible assets and liabilities included the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$154,526	$(97,180)	$57,346	$160,865	$(81,622)	$79,243
Above market rent	25,942	(17,911)	8,031	27,214	(15,657)	11,557
Below market rent	(18,158)	10,449	(7,709)	(18,565)	9,543	(9,022)

In June 2008, we revised our valuation of intangible lease liabilities related to acquired leases with below market rents and fixed price options to include below market fixed price renewal options. As of September 30, 2008, the cumulative impact of the correcting adjustments was an increase of approximately $1.4 million to our intangible lease liability, a $1.5 million increase to the historical cost of our buildings and improvements, a decrease in rental revenues of approximately $0.1 million of intangible lease liability amortization, and approximately $0.1 million of depreciation. Management believes that the effect of this correction is not material either quantitatively or qualitatively to our previously issued financial statements.

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net increase (decrease) to rental revenues due to the amortization of above and below market rents for the next 5 years and thereafter (in thousands):

For the Year Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
Remainder of 2008	$5,084	$(196)
2009	15,609	(1,004)
2010	10,323	(856)
2011	6,970	(172)
2012	4,754	148
Thereafter	14,606	1,758

Total	$57,346	$(322)

Note 3 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. The following table describes our unconsolidated joint ventures as of September 30, 2008 and December 31, 2007:

	DCT Ownership Percentage as of		Net Equity Investment as of
Unconsolidated Joint Ventures	September 30, 2008	Number of Buildings	September 30, 2008	December 31, 2007
			(in thousands)
Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$50,956	$46,924
TRT-DCT Venture III	10%	5	3,043	—
DCT Fund I LLC	20%	6	2,076	2,580
TRT-DCT Venture II	12.5%	5	1,614	1,750
TRT-DCT Venture I	4.4%	14	1,274	2,496
Developments:
Stirling Capital Investments (SCLA) (1)	50%	6	39,211	29,827
IDI/DCT	50%	4	8,756	9,165
Sycamore Canyon	90%	2	8,076	5,282
DCT/IDI Buford	75%	—	3,833	—
Logistics Way	95%	1	3,712	3,540
Stonefield	90%	—	2,774	—
Whitestown	90%	—	957	935
Panattoni Investments	N/A	—	—	251

Total		57	$126,282	$102,750

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

As of December 31, 2007, the Company’s investments in DCT/SPF Industrial Operating LLC and TRT-DCT Venture I were considered significant subsidiaries pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Condensed combined financial information for DCT/SPF Industrial Operating LLC and TRT-DCT Venture I is as follows (in thousands):

	September 30, 2008	December 31, 2007
Balance sheet:
Total investment in properties	$498,117	$403,290
Accumulated depreciation	(26,790)	(7,435)

Net investment in properties	471,327	395,855
Cash and cash equivalents	3,194	2,409
Other assets	4,133	2,318

Total assets	$478,654	$400,582

Secured debt	$134,484	$101,042
Other liabilities	9,262	10,874

Total liabilities	143,746	111,916
Members’ capital	334,908	288,666

Total liabilities and members’ capital	$478,654	$400,582

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007 (1)	2008	2007 (1)
Statement of operations:
Revenues:
Rental revenues	$10,304	$3,971	$29,361	$7,866
Other income	68	8	92	28

Total revenues	10,372	3,979	29,453	7,894
Expenses:
Real estate taxes	1,180	485	3,361	860
Rental expenses	747	283	2,116	592
Depreciation and amortization	5,029	1,907	14,175	3,746
General and administrative	219	83	670	128

Total expenses	7,175	2,758	20,322	5,326
Interest expense	1,946	1,487	4,926	2,281

Net income (loss)	$1,251	$(266)	$4,205	$287

(1)	Date of inception for DCT/SPF Industrial Operating LLC was August 22, 2007.

Note 4 – Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the nine months ended September 30, 2008, we entered into a two-year, LIBOR-based interest rate swap to mitigate the effect on cash outflows attributable to increases in LIBOR related to $100.0 million variable rate, unsecured notes maturing in June 2010 issued in June 2008.

Net unrealized losses of approximately $1.3 million and net unrealized gains of $1.9 million were recorded in “Accumulated Other Comprehensive Loss” as a result of the change in fair value of our outstanding hedges during the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, we recorded net unrealized losses of approximately $4.0 million and net unrealized gains of approximately $10.2 million, respectively.

Gains and losses resulting from hedging ineffectiveness and hedge settlements are recorded as increases and decreases, respectively, to “Interest income and other” in our Consolidated Statements of Operations. No gains or losses related to ineffectiveness were recorded during the three months ended September 30, 2008. During the nine months ended September 30, 2008, we recorded a loss of approximately $0.2 million related to the ineffectiveness due to the change in estimated timing of anticipated debt issuances. Additionally, during the three months ended March 31, 2008, two forward swaps no longer qualified for hedge accounting and a loss of $1.6 million was recorded to “Interest expense” related to their change in fair value. These swaps were settled on April 29, 2008, at which time we recorded a realized gain of approximately $1.6 million.

During the nine months ended September 30, 2007, we recorded a realized gain of approximately $1.8 million, offset by approximately $0.3 million of loss related to the ineffectiveness due to the change in estimated timing of the anticipated debt issuance of the $275.0 million forward-starting swap.

As of September 30, 2008 and December 31, 2007, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $8.0 million and $6.0 million, respectively. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current fixed-rate debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $1.0 million will be amortized from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 5 – Our Operating Partnership's Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. In October 2006, we discontinued the private placement of TIC Interests. During the nine months ended September 30, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million units of limited partnership interest in our operating partnership (“OP Units”) valued at approximately $14.8 million.

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

During the nine months ended September 30, 2008, we incurred approximately $0.1 million of rental payments under various lease agreements with certain of the third-party investors. During the three and nine months ended September 30, 2007, we incurred approximately $1.0 million and $4.6 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. Included in “Interest expense” was approximately $0.1 million for the nine months ended September 30, 2008, and approximately $0.8 million and $4.0 million during the three and nine months ended September 30, 2007, respectively, of interest expense related to the financing obligation.

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

Note 6 – Senior Unsecured Notes

During the nine months ended September 30, 2008, we entered into an agreement, which was effective June 9, 2008, to extend the maturity date of $175.0 million of the then outstanding $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%. The remaining $100 million was repaid with the proceeds of our Initial Loan, as mentioned below.

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

Loans under the Agreement were funded in two tranches. The first $100 million was drawn by the Company on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million was drawn on October 3, 2008 (the “Second Tranche”) and used to repay borrowings under our credit facility. The Initial Loan has an interest rate based on LIBOR, and the Company has entered into an interest rate swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on the Company’s current leverage ratio. The Second Tranche has an interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election, and bears interest at an initial interest rate of 5.50%. The Company is required to pay interest on the Initial Loan and the Second Tranche monthly until maturity, at which time the outstanding balance is due.

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

Note 7 – Minority Interests

Minority interests consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
OP Units:
Net investment	$356,005	$389,174
Distributions	(45,221)	(27,286)
Share of cumulative net loss	(9,264)	(13,882)

Sub-total	301,520	348,006
Cabot non-voting common stock:
Net investment	63	63
Distributions	(8)	(8)
Share of cumulative net loss	(2)	(2)

Sub-total	53	53
Joint venture partner interest:
Net investment	2,012	1,983
Distributions	(1)	(1)
Share of cumulative net loss	(370)	(259)

Sub-total	1,641	1,723

Total	$303,214	$349,782

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Minority interests’ share of operations:
Minority interests’ share of Income (Loss) From Continuing Operations	$(401)	$186	$(511)	$456
Minority interest’s share of income from discontinued operations	(817)	(61)	(3,899)	(1,657)
Minority interest’s share of gain on dispositions of real estate interests	(20)	(2,336)	(97)	(4,867)

Total minority interests’ share of operations	$(1,238)	$(2,211)	$(4,507)	$(6,068)

OP Units

As of September 30, 2008 and December 31, 2007, we owned approximately 83% and 82%, respectively, of the outstanding equity interests of our operating partnership, with the remaining equity interest in our operating partnership owned by third-party investors and Dividend Capital Advisors Group LLC (“DCAG”). Subject to certain agreements, OP Units are redeemable at the option of the unit holder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. During the three months ended September 30, 2008, 1.2 million OP Units were redeemed for approximately $0.1 million in cash and 1.2 million shares of common stock. During the nine months ended September 30, 2008, 5.1 million OP Units were redeemed for approximately $1.5 million in cash and 4.9 million shares of common stock. No OP Units were redeemed during the three months ended September 30, 2007 and approximately 0.2 million OP Units were redeemed for approximately $2.8 million in cash during the nine months ended September 30, 2007.

Additionally, during the nine months ended September 30, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million OP Units valued at approximately $14.8 million. As of September 30, 2008, there was a total of 34.3 million OP Units outstanding with a redemption value of approximately $256.7 million based on the closing price of our common stock on September 30, 2008. As of December 31, 2007, there were 37.7 million OP Units outstanding with a redemption value of approximately $351.3 million based on the closing price of our common stock on December 31, 2007. As of September 30, 2008, 26.3 million OP Units were redeemable.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP units. LTIP units, which we grant either as free-standing awards or together with other awards under our long-term incentive plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. During the three months ended September 30, 2008, no such units were granted. During the nine months ended September 30, 2008, a total of 0.4 million LTIP units were granted to certain officers and senior executives, 0.3 million that vest 25% annually over four years and 0.1 million that vest over five years (25% in year three, 25% in year four and 50% in year five) with a total fair value of $3.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 23% and a risk-free interest rate of 2.67%. During the three months ended September 30, 2007, no such units were granted. During the nine months ended September 30, 2007, 0.2 million LTIP units were granted to certain officers and senior executives with a total fair value of $1.7 million on the date of grant. As of September 30, 2008, 1.1 million LTIP units were outstanding of which 32,000 were vested.

Note 8 – Stockholders’ Equity

Common Stock

As of September 30, 2008, approximately 173.3 million shares of common stock were issued and outstanding. The net proceeds from the prior sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties. During the nine months ended September 30, 2008, we issued 4.9 million shares of common stock related to the redemption of OP Units (see additional information in Note 7 above) and approximately 24,000 shares of common stock related to vested shares of restricted stock and phantom shares.

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

Stock Based Compensation

Restricted Stock

During the three and nine months ended September 30, 2008, we granted approximately 15,000 shares and 121,000 shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $8.14 and $8.58 per share, respectively. During the three and nine months ended September 30, 2007, we granted approximately 6,000 shares and 75,000 shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $10.09 and $11.40 per share, respectively. The restricted stock was recorded at the fair market value of our common stock on the date of issuance. These shares of restricted common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. These shares of restricted common stock have voting rights and rights to receive dividends, and the fair values of these shares are amortized over their respective vesting periods.

Stock Options

During the three and nine months ended September 30, 2008, we granted approximately 43,000 stock options and 1.6 million stock options, respectively, at the weighted-average exercise price of $8.14 and $8.63 per share, respectively. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $20,000 and $0.9 million, respectively, and are amortized over their respective vesting periods.

During the three and nine months ended September 30, 2007, we granted approximately 1,000 stock options and 0.6 million stock options, respectively, at the weighted-average exercise price of $9.82 and $11.45 per share, respectively. The fair value of the aforementioned grants totaled $1,000 and $0.6 million, respectively, and are amortized over their respective vesting periods.

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

Note 10 – Earnings per Share

We determine basic earnings per common share by dividing net income attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We determine diluted earnings per common share by taking into account the effects of potentially issuable common stock, but only if the issuance of stock would be dilutive, including the presumed exchange of OP Units for shares of common stock. The following table sets forth the computation of our basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007 (in thousands except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator
Income (Loss) From Continuing Operations	$2,125	$(766)	$3,153	$(1,358)
Minority interests’ share of net income related to potentially dilutive shares	426	—	635	—

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	$2,551	$(766)	$3,788	$(1,358)

Income from discontinued operations	$4,017	$306	$18,539	$9,604
Minority interest’s share of net income related to potentially dilutive shares	815	57	3,892	1,653

Numerator for diluted earnings per share – adjusted income from discontinued operations	$4,832	$363	$22,431	$11,257

Gain on dispositions of real estate interests, net of minority interest	$98	$11,709	$428	$26,195
Minority interest’s share of net income related to potentially dilutive shares	20	2,187	91	4,560

Numerator for diluted earnings per share – adjusted Gain from dispositions of real estate interests	$118	$13,896	$519	$30,755

Adjusted net income attributable to common stockholders	$7,501	$13,493	$26,738	$40,654

Denominator
Weighted average common shares outstanding – basic	172,684	168,355	170,840	168,355
Potentially dilutive common shares	34,911	33,601	36,647	30,780

Weighted average common shares outstanding – diluted	207,595	201,956	207,487	199,135

Income per Common Share – Basic
Income (Loss) From Continuing Operations	$0.01	$(0.00)	$0.02	$(0.01)
Income from discontinued operations	0.03	0.00	0.11	0.06
Gain on dispositions of real estate interests, net of minority interest	0.00	0.07	0.00	0.15

Net Income	$0.04	$0.07	$0.13	$0.20

Income per Common Share – Diluted
Income (Loss) From Continuing Operations	$0.01	$(0.00)	$0.02	$(0.01)
Income from discontinued operations	0.03	0.00	0.11	0.06
Gain on dispositions of real estate interests, net of minority interest	0.00	0.07	0.00	0.15

Net Income	$0.04	$0.07	$0.13	$0.20

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 4.9 million and 4.6 million stock options, restricted stock, LTIP units and warrants, for the three and nine months ended September 30, 2008 respectively, and approximately 2.9 million stock options, restricted stock, LTIP units and warrants, for the three and nine months ended September 30, 2007, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per share in accordance with SFAS No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

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

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the Three and Nine Months Ended September 30,
	2008		2007
Operating properties in continuing operations (1):	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
For the three months ended September 30:
Rental revenues	$47,639	$13,870	$46,948	$12,808
Property net operating income (2)	$36,131	$9,804	$36,217	$9,063
For the nine months ended September 30:
Rental revenues	$142,450	$40,665	$144,019	$38,061
Property net operating income (2)	$108,431	$28,417	$110,501	$26,806

(1)

Includes 18 operating properties held for contribution as of September 30, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with SFAS No. 144. As of September 30, 2007, nine properties were classified as held for contribution.

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

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Property NOI	$45,935	$45,280	$136,848	$137,307
NOI from development and redevelopment properties	(97)	853	962	673
Institutional capital management and other fees	763	417	2,237	1,735
Real estate related depreciation and amortization	(26,569)	(28,479)	(83,180)	(83,292)
General and administrative expenses	(4,879)	(5,102)	(15,844)	(14,835)
Equity in income of unconsolidated joint ventures	457	56	1,183	99
Interest expense	(13,339)	(14,533)	(38,905)	(46,236)
Interest income and other	258	839	1,259	3,978
Income taxes	(3)	(283)	(896)	(1,243)
Minority interests	(401)	186	(511)	456

Income (Loss) from Continuing Operations	$2,125	$(766)	$3,153	$(1,358)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	September 30, 2008	December 31, 2007
Property type segments:
Bulk distribution	$1,827,433	$1,943,128
Light industrial and other	518,180	553,072

Total segment net assets	2,345,613	2,496,200
Development and redevelopment assets	168,666	112,847
Non-segment assets:
Properties in pre-development including land held	19,187	25,025
Non-segment cash and cash equivalents	20,927	3,316
Other non-segment assets (1)	167,781	141,604

Total Assets	$2,722,174	$2,778,992

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, (including loan costs associated with our financing obligations as of December 31, 2007), and deferred acquisition costs.

Included in rental revenues and segment net assets as of and for the nine months ended September 30, 2008 was approximately $2.9 million and $61.0 million, respectively, attributable to operations in Mexico which commenced during 2007.

Note 12 – Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended September 30, 2008, we sold nine operating properties, six in our bulk distribution segment and three in our light industrial segment, comprised of approximately 0.9 million square feet to third parties for a total gain of $4.4 million. During the nine months ended September 30, 2008, we sold 14 operating properties, 11 in our bulk distribution segment and three in our light industrial segment, comprised of approximately 2.1 million square feet to third parties for a total gain of $21.5 million. During the year ended December 31, 2007, we sold one development property in our bulk distribution segment comprised of approximately 0.5 million square feet, and four operating properties in our light industrial and other segment comprised of approximately 0.3 million square feet to third parties for a total gain of $12.1 million. For the three and nine months ended September 30, 2008 and 2007, “Income from discontinued operations” includes the results of operations of these properties prior to the date of sale. This treatment resulted in certain reclassifications of amounts in our Consolidated Statements of Operations for the three and nine months ended September 30, 2007.

The following is a summary of the components of “Income from discontinued operations” for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental revenues	$695	$2,879	$5,607	$8,659
Rental expenses and real estate taxes	(215)	(978)	(1,343)	(2,641)
Real estate related depreciation and amortization	(96)	(1,282)	(1,894)	(3,641)

Operating income	384	619	2,370	2,377
Interest expense, net	—	(183)	(253)	(564)
Income taxes	1	(11)	(20)	(55)

Income before minority interest and gain on dispositions of real estate	385	425	2,097	1,758
Gain (loss) on dispositions of real estate interests	4,397	(58)	21,521	9,503
Impairment (losses) recoveries on real estate assets sold	52	—	(1,180)	—
Minority interest	(817)	(61)	(3,899)	(1,657)

Income from discontinued operations	$4,017	$306	$18,539	$9,604

As of September 30, 2008 and December 31, 2007, none of our assets were classified as held for sale.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets, particularly in light of the current economic slow-down in the U.S. and internationally;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	natural disasters such as fires, hurricanes and earthquakes;

•	national, international, regional and local economic conditions, including, in particular, the current economic slow-down in the U.S. and internationally;

•	the general level of interest rates and the availability of debt financing, particularly in light of the recent disruption in the credit markets;

•	energy costs;

•	the terms of governmental regulations that affect us and interpretations of those regulations, including changes in real estate and zoning laws and increases in real property tax rates;

•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, and interest and other commitments;

•	lack of or insufficient amounts of insurance;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	the consequences of future terrorist attacks;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and

•	other risks and uncertainties detailed in the section entitled “Risk Factors”

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of September 30, 2008, the Company owned, managed or had under development approximately 75.8 million square feet of assets leased to approximately 850 customers, including 13.6 million square feet managed on behalf of three institutional joint venture partners. Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 83% of the outstanding equity interests of our operating partnership as of September 30, 2008. We acquired our first property in June 2003 and currently, our portfolio consists of 372 consolidated operating properties as of September 30, 2008.

Our primary business objectives are to maximize sustainable long-term growth in earnings and Funds From Operations, or FFO, as defined on page 46, and to maximize total return to our stockholders. In our pursuit of these objectives, we will:

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

Although the national real estate credit market has experienced increased volatility and the U.S. economy is slowing, we believe that long-term demand for high-quality industrial warehouse space in major distribution markets will remain favorable. However, near-term operating income from our existing properties may decrease as demand for warehouse space declines with the slowing economy resulting in decreased occupancy and competitive pressure on rental rates. Additionally, increased leasing at our development properties may increase operating earnings but we expect only moderate activity in the near term due to the slowing economy. Any increased operating results from operating and development activities may be offset by the loss of income from disposing or contributing properties.

The principal risks to our business plan include:

•	our ability to lease space to customers at rates which provide acceptable returns and credit risks;

•	our ability to sell or contribute assets at prices we find acceptable which generates funding for our business plan;

•	our ability to finance our on-going capital needs;

•

the challenges that we may face as a result of the current economic slow-down, including potential decreased demand for warehouse space, difficulty obtaining financing, tenant bankruptcies, declining real estate values and other challenges;

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

•	the continued long-term growth in international trade which necessitates the increased import and export of products in the U.S. and Mexico;

•	the growth or continuing importance of industrial markets located near major transportation hubs including seaports, airports and major intermodal facilities; and

•	continuing advancements in technology and information systems which enhance companies’ abilities to control their investment in inventories.

These key trends may gradually change the characteristics of the facilities needed by our tenants. However, we believe the buildings in our portfolio are designed to be reconfigured and can accommodate gradual changes that may occur.

Our financing needs will depend largely on our ability to acquire or develop properties as the majority of our cash generated from operations will be used for payment of distributions and to finance other activities. We expect the funding of additional cash needs to come from a combination of borrowings under our line of credit, extending and refinancing existing maturities of debt, new borrowings and/or proceeds from the sale or contribution of properties.

Inflation

Although the U.S. economy has been experiencing moderately higher inflation rates, and a wide variety of industries and sectors are all being affected differently by generally rising commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within five years which enables us to replace existing leases with new leases at the then-existing market rate.

Significant Transactions During 2008

Summary of the nine months ended September 30, 2008

During the three months ended September 30, 2008, development activities continued on several properties in Mexico and several of our U.S. target markets. During the nine months ended September 30, 2008, we expanded our presence in Mexico from eight buildings comprised of 0.6 million square feet to 11 buildings comprised of 1.2 million square feet. The following further describes certain significant transactions that occurred during the nine months ended September 30, 2008.

•	Major Development Activities

Mexico - During the nine months ended September 30, 2008, we acquired three buildings comprised of 0.5 million square feet from Nexxus Desarrollos Industriales (“Nexxus”) that were constructed under forward purchase commitments in Monterrey. As of September 30, 2008, 0.8 million square feet were leased. One additional shell-complete building is expected to be acquired in late 2008. During the nine months ended September 30, 2008, we also entered into additional forward purchase commitments with Nexxus to purchase four additional buildings, comprised of 0.5 million square feet. Construction commenced on these four buildings during the first quarter 2008 and is expected to be completed in late 2008.

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

During the nine months ended September 30, 2008, the SCLA joint venture began construction on one building comprised of approximately 1.0 million square feet. Additionally, two buildings comprised of 0.2 million square feet were completed during the first quarter of 2008 and one building comprised of 0.3 million square feet was completed during the second quarter of 2008. As of September 30, 2008, 0.1 million square feet of these buildings had been leased.

IDI/DCT Buford, LLC JV - On March 10, 2008, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer whereby we contributed 47 acres in Atlanta, Georgia to the venture. We received cash proceeds of approximately $1.5 million, equity in the venture and recognized a gain on the contribution of the land of approximately $0.3 million. The venture may develop four distribution buildings comprised of approximately 0.6 million square feet. As of September 30, 2008, this joint venture owned approximately $6.2 million of real estate assets.

Stonefield Industrial, LLC - On May 22, 2008, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Stonefield Industrial, LLC and develop approximately 49 acres in Reno, Nevada. As of September 30, 2008, the joint venture owned total assets of approximately $8.2 million.

TRT-DCT Industrial Joint Venture III – On September 9, 2008, we formed our third joint venture agreement, TRT-DCT Industrial Joint Venture III, G.P., (“TRT-DCT Venture III”), on September 9, 2008 with DCTRT. As of September 30, 2008, TRT-DCT Venture III owned approximately $31.0 million of real estate assets. TRT-DCT Venture III is structured and funded in a manner similar to TRT-DCT Venture I. On September 29, 2008, five properties were acquired from an unrelated party by the venture comprised of approximately 0.9 million square feet.

•	Disposition Activity

During the three months ended September 30, 2008, we disposed of nine operating properties comprised of approximately 0.9 million square feet to unrelated third parties for total gross proceeds of approximately $42.5 million, which resulted in a gain of approximately $4.4 million. During the nine months ended September 30, 2008, we disposed of 14 operating properties comprised of approximately 2.1 million square feet to unrelated third parties for total gross proceeds of approximately $119.8 million, which resulted in a gain of approximately $21.5 million net of an impairment loss of $1.2 million related to these properties. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture.

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

Loans under the Agreement were funded in two tranches. The first $100 million was drawn by the Company on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million was drawn on October 3, 2008 (the “Second Tranche”) and used to repay borrowings under our credit facility. The Initial Loan has an interest rate based on LIBOR, and the Company has entered into an interest rate swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on the Company’s current leverage ratio. The Second Tranche has an interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election, and bears interest at an initial interest rate of 5.50%. The Company is required to pay interest on the Initial Loan and the Second Tranche monthly until maturity at which time the outstanding balance is due.

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

During the nine months ended September 30, 2008, we entered into an agreement, which was effective June 9, 2008, to extend the maturity date of $175.0 million of the then outstanding $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%. The remaining $100 million was repaid with the proceeds of our Initial Loan, as mentioned above.

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

We have certain properties which we have acquired or removed from service with the intention to redevelop the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution until the date that the redevelopment properties are ready for their intended use or the property held for contribution no longer meets the held for sale criteria under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. Pre-development costs to prepare land for its intended use prior to significant construction activities are capitalized and classified as “Construction in progress.”

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

Depreciation and Useful Lives of Real Estate Assets

We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently held for contribution, in pre-development, being developed or redeveloped until the building is substantially completed and ready for its intended use, normally not later than one year from cessation of major construction activity. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $1.2 million.

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

Customer Diversification

As of September 30, 2008, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following list reflects our ten largest customers, based on annualized base rent as of September 30, 2008, that occupy approximately 10.4 million square feet in all consolidated and unconsolidated operating properties, and development properties.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and required a parent to recognize a gain or loss upon change of control. Ownership changes not resulting in a change of control are treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and early adoption is not permitted. We are currently evaluating the application of SFAS No. 160 and its effect on our Consolidated Financial Statements.

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

Results of Operations

Summary of the three and nine months ended September 30, 2008 compared to the same periods ended September 30, 2007

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of September 30, 2008, we consolidated 372 operating properties, five redevelopment properties, and 13 development properties. We owned, managed or had under development approximately 75.8 million square feet of assets leased to approximately 850 customers, including 13.6 million square feet managed on behalf of three institutional joint venture partners. As of September 30, 2007, we consolidated 371 operating properties (including nine operating properties held for contribution), seven redevelopment properties and eight development properties located in a total of 24 markets throughout the United States. Subsequent to September 30, 2007, 15 of the operating properties were sold or classified as held for sale and results of these operations were reclassified to discontinued operations.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and nine months ended September 30, 2008 compared to the same periods ended September 30, 2007 (dollar amounts in thousands).

	As of, and for the Three and Nine Months Ended September 30,
	2008		2007
	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Operating properties in continuing operations (1):
Number of buildings	217	155	207	149
Square feet (in thousands)	44,136	7,807	42,635	7,209
Occupancy at end of period	92.4%	89.0%	93.0%	89.1%
Segment net assets	$1,827,433	$518,180	$1,816,218	$501,309
For the three months ended September 30:
Rental revenues	$47,639	$13,870	$46,948	$12,808
Property net operating income (2)	$36,131	$9,804	$36,217	$9,063
For the nine months ended September 30:
Rental revenues	$142,450	$40,665	$144,019	$38,061
Property net operating income (2)	$108,431	$28,417	$110,501	$28,806

(1)

Includes 18 operating properties held for contribution as of September 30, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with SFAS No. 144. As of September 30, 2007, nine properties were classified as held for contribution.

(2)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. See “Notes to our Consolidated Financial Statements, Note 11 – Segment Information” for a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three and nine months ended September 30, 2008 and 2007.

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	September 30, 2008	September 30, 2007
Property type segments:
Bulk distribution	$1,827,433	$1,816,218
Light industrial and other	518,180	501,309

Total segment net assets	2,345,613	2,317,527
Development and redevelopment assets	168,666	117,577
Properties excluded from continuing operations	—	102,080
Assets held for sale	—	16,287
Non-segment assets:
Properties in pre-development including land held	19,187	30,331
Non-segment cash and cash equivalents	20,927	37,596
Other non-segment assets (1)	167,781	111,020

Total Assets	$2,722,174	$2,732,418

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, (including loan costs associated with our financing obligations as of September 30, 2007), and deferred acquisition costs.

Comparison of the three months ended September 30, 2008 compared to the three months ended September 30, 2007

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the three months ended September 30, 2008 totaled 348 buildings comprised of approximately 48.2 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended September 30,
	2008	2007	$ Change
Rental Revenues
Same store	$56,846	$56,755	$91
Acquisitions and dispositions, net	1,221	2,397	(1,176)
Development and redevelopment	578	1,033	(455)
Held for contribution	2,810	570	2,240
Revenues related to early lease terminations, net	282	(7)	289

Total rental revenues	61,737	60,748	989

Rental Expenses and Real Estate Taxes
Same store	14,763	13,667	1,096
Acquisitions and dispositions, net	200	648	(448)
Development and redevelopment	418	184	234
Held for contribution	518	116	402

Total rental expenses and real estate taxes	15,899	14,615	1,284

Property Net Operating Income (1)
Same store	42,083	43,088	(1,005)
Acquisitions and dispositions, net	1,021	1,749	(728)
Development and redevelopment	160	849	(689)
Held for contribution	2,292	454	1,838
Revenues related to early lease terminations, net	282	(7)	289

Total property net operating income	45,838	46,133	(295)

Other Income
Institutional capital management and other fees	763	417	346
Gain on dispositions of real estate assets	54	14,033	(13,979)
Gain on dispositions of non-depreciated real estate	64	12	52
Equity in income (losses) of unconsolidated joint ventures, net	457	56	401
Interest income and other	258	839	(581)

Total other income	1,596	15,357	(13,761)

Other Expenses
Real estate related depreciation and amortization	26,569	28,479	(1,910)
General and administrative expenses	4,879	5,102	(223)
Income taxes	3	283	(280)
Interest expense	13,339	14,533	(1,194)

Total other expenses	44,790	48,397	(3,607)
Minority interests	(421)	(2,150)	1,729
Discontinued Operations
Income from discontinued operations, net	385	425	(40)
Impairment losses on real estate assets sold	52	—	52
Gain on dispositions of real estate interests, classified as discontinued operations	4,397	(58)	4,455
Minority interests in income from discontinued operations	(817)	(61)	(756)

Net income	$6,240	$11,249	$(5,009)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 35, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 11 to our Consolidated Financial Statements.

Rental Revenues

Rental revenues increased by approximately $1.0 million, or 2%, for the three months ended September 30, 2008 compared to the same period in 2007, primarily as a result of slightly higher base rent per square foot, offset by lower occupancy and lower acquisition activity. Rental revenues also increased due to additional operating properties classified as held for contribution that were acquired or developed compared to the same period in 2007. Same store rental revenues, excluding revenues related to early lease terminations, increased by approximately $0.1 million for the three months ended September 30, 2008 compared to the same period in 2007 also primarily due to slightly better base rent per square foot partially offset by lower straight-line rental revenues. Revenues related to early lease terminations increased by $0.2 million for the three months ended September 30, 2008 compared to the same period in 2007.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $1.3 million, or 9%, for the three months ended September 30, 2008 compared to the same period in 2007, primarily as a result of higher property taxes, maintenance expenses and utility costs, all of which are generally recoverable from our tenants. Non-recoverable expenses, including bad debt expense, increased approximately $0.3 million. Same store rental expenses and real estate taxes increased by approximately $1.1 million, or 8%, for the three months ended September 30, 2008 as compared to the same period in 2007, primarily related to higher property taxes, legal expenses and maintenance expenses.

Other Income

Other income decreased by approximately $13.8 million for the three months ended September 30, 2008 as compared to the same period in 2007, as a result of a decrease of approximately $14.0 million in gains related to dispositions of real estate interests reported in continuing operations and a decrease in interest income of $0.6 million due primarily to a reduction of invested cash balances as well as repayment of certain notes receivable by a development joint venture partner. These decreases were partially offset by a $0.7 million increase in combined income from our institutional capital management fees and our equity interests in our unconsolidated joint ventures.

Other Expenses

Real estate related depreciation and amortization decreased by approximately $1.9 million for the three months ended September 30, 2008 as compared to the same period in 2007 primarily related to short-lived assets becoming fully amortized. The decrease in interest expense of approximately $1.2 million is primarily attributable to the lower outstanding balance of our financing obligations during the three months ended September 30, 2008 compared to the same period in 2007. General and administrative expenses remained relatively flat, decreasing $0.2 million primarily related to increased capitalization of overhead to various development and leasing activities, partially offset by higher compensation costs due to increased headcount and share-based compensation expenses. The decrease in income taxes of $0.3 million is primarily due to the reversal of an accrual for state income taxes for years prior to 2008 associated with the resolution of certain tax obligations.

Minority Interests

We owned approximately 83% of our operating partnership as of September 30, 2008 and September 30, 2007 (see Note 7 to our Consolidated Financial Statements for additional information).

Discontinued Operations

Nine properties were sold during the three months ended September 30, 2008 resulting in gains of $4.4 million compared to no properties sold during the three months ended September 30, 2007. Operating income for the properties included in discontinued operations was relatively unchanged period over period.

Comparison of the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. The same store portfolio for the nine months ended September 30, 2008 totaled 337 buildings comprised of approximately 46.6 million square feet. A discussion of these changes follows the table (in thousands).

	Nine Months Ended September 30,
	2008	2007	$ Change
Rental Revenues
Same store	$165,734	$164,070	$1,664
Acquisitions and dispositions, net	9,621	15,507	(5,886)
Development and redevelopment	3,002	2,843	159
Held for contribution	7,163	786	6,377
Revenues related to early lease terminations, net	597	—	597

Total rental revenues	186,117	183,206	2,911

Rental Expenses and Real Estate Taxes
Same store	42,641	40,438	2,203
Acquisitions and dispositions, net	2,167	3,958	(1,791)
Development and redevelopment	2,032	606	1,426
Held for contribution	1,467	224	1,243

Total rental expenses and real estate taxes	48,307	45,226	3,081

Property Net Operating Income (1)
Same store	123,093	123,632	(539)
Acquisitions and dispositions, net	7,454	11,549	(4,095)
Development and redevelopment	970	2,237	(1,267)
Held for contribution	5,696	562	5,134
Revenues related to early lease terminations, net	597	—	597

Total property net operating income	137,810	137,980	(170)

Other Income
Institutional capital management and other fees	2,237	1,735	502
Gain on dispositions of real estate assets	254	18,325	(18,071)
Gain on dispositions of non-depreciated real estate	271	12,737	(12,466)
Equity in income of unconsolidated joint ventures, net	1,183	99	1,084
Interest income and other	1,259	3,978	(2,719)

Total other income	5,204	36,874	(31,670)

Other Expenses
Real estate related depreciation and amortization	83,180	83,292	(112)
General and administrative expenses	15,844	14,835	1,009
Income taxes	896	1,243	(347)
Interest expense	38,905	46,236	(7,331)

Total other expenses	138,825	145,606	(6,781)
Minority interests	(608)	(4,411)	3,803
Discontinued Operations
Income from discontinued operations, net	2,097	1,758	339
Impairment losses on real estate assets sold	(1,180)	—	(1,180)
Gain on dispositions of real estate interests, classified as discontinued operations	21,521	9,503	12,018
Minority interests in income from discontinued operations	(3,899)	(1,657)	(2,242)

Net income	$22,120	$34,441	$(12,321)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 35, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 11 to our Consolidated Financial Statements.

Rental Revenues

Rental revenues increased by $2.9 million, or 2%, for the nine months ended September 30, 2008 compared to the same period in 2007, primarily as a result of increased base rent per square foot, offset by slightly lower average occupancy and lower acquisition activity. Rental revenues also increased due to additional operating properties classified as held for contribution that were acquired or developed compared to the same period in 2007. Same store rental revenues increased by approximately $1.7 million, or 1%, for the nine months ended September 30, 2008 compared to the same period in 2007 also primarily due to increased base rent per square foot and higher tenant recovery income, partially offset by lower straight-line rental revenues. Revenues related to early lease terminations increased by $0.6 million for the nine months ended September 30, 2008 compared to the same period in 2007.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $3.1 million, or 7%, for the nine months ended September 30, 2008 compared to the same period in 2007, primarily as a result of higher property taxes and increased maintenance costs, both of which are generally recoverable from our tenants, partially offset by lower insurance costs. Additionally, we recorded $0.9 million of bad debt expense during the nine months ended September 30, 2008, primarily related to a tenant bankruptcy, compared to $0.5 million during the same period for 2007. Other non-recoverable expenses increased approximately $0.6 million during the nine months ended September 30, 2008 compared to the same period in 2007. Same store rental expenses and real estate taxes increased by approximately $2.2 million, or 5%, for the nine months ended September 30, 2008 as compared to the same period in 2007, also primarily related to increased higher property taxes and maintenance costs.

Other Income

Other income decreased by approximately $31.7 million for the nine months ended September 30, 2008 as compared to the same period in 2007, primarily as a result of a decrease of approximately $30.5 million in gains related to dispositions of real estate interests reported in continuing operations and by a decrease in interest income of $2.7 million primarily due to realized gains recorded during 2007 on the settlement of a forward-starting interest rate swap.

Other Expenses

General and administrative expenses increased by approximately $1.0 million, for the nine months ended September 30, 2008, primarily due to higher compensation costs due to increased headcount and share-based compensation expenses, partially offset by increased capitalization of overhead to various development and leasing activities . The decrease in interest expense of approximately $7.3 million is primarily attributable to the lower outstanding balance of our financing obligations during the nine months ended September 30, 2008 compared to the same period in 2007, and decreases in the average LIBOR rate during the nine months ended September 30, 2008 compared to the same period in 2007. The decrease in income taxes of $0.3 million is primarily due to the reversal of an accrual for state income taxes for years prior to 2008 associated with the resolution of certain tax obligations.

Minority Interests

We owned approximately 83% of our operating partnership as of September 30, 2008 and September 30, 2007 (see Note 7 to our Consolidated Financial Statements for additional information).

Discontinued Operations

An impairment loss of $1.2 million related to real estate assets held for sale was recorded during the nine months ended September 30, 2008. No such impairment was recorded during 2007. During the nine months ended September 30, 2008, 14 operating properties were sold for a gain of $21.5 million compared to three properties sold with a gain of $9.5 million during the nine months ended September 30, 2007. Operating income for the properties included in discontinued operations was relatively unchanged period over period.

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

Cash Flows

During the nine months ended September 30, 2008 compared to the same period in 2007, our cash provided by operating activities increased approximately $14.2 million, from $87.1 million to $101.3 million, primarily related to lower interest payments, increase in operating liabilities and higher operating distributions from our institutional capital management joint ventures partially offset by lower interest income. During the nine months ended September 30, 2008, investing activities used $4.2 million in cash primarily related to capital expenditures related to our industrial properties of $72.1 million, $28.0 million spent for the acquisition of four properties and contributions to our unconsolidated joint ventures of $28.4 million, offset by proceeds of $122.7 million from the sale of 14 buildings and the contribution of land to an unconsolidated joint venture. During the nine months ended September 30, 2007, investing activities provided $95.2 million primarily from the proceeds of $333.6 million from the sale of 18 properties, offset by $157.2 million used for the acquisition of 17 properties, $76.0 million in contributions to unconsolidated joint ventures and $36.5 million used for capital expenditures. During the nine months ended September 30, 2008 compared to the same period in 2007, cash used in our financing activities decreased $50.9 million primarily due to increased borrowings of $9.5 million during the nine months ended September 30, 2008 compared to $50.7 million of debt repayments during the same period in 2007. However, our cash distributions increased by approximately $5.4 million related to increased shares and OP Units outstanding. During the nine months ended September 30, 2008, we paid distributions of $99.9 million, which were satisfied through our existing cash balances, cash provided by operations and borrowings under our credit facility. During the nine months ended September 30, 2007, we paid cash distributions of approximately $94.7 million.

Common Stock

As of September 30, 2008, approximately 173.3 million shares of common stock were issued and outstanding. The net proceeds from the sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

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

Forward Purchase Commitments

Nexxus

In November 2006, we entered into nine separate forward purchase commitments with Nexxus Desarrollos Industriales (“Nexxus”) to acquire nine newly constructed buildings totaling approximately 0.9 million square feet. The nine buildings are located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligated us to acquire each of the facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Contemporaneously with the execution of the forward purchase commitments, we provided Nexxus with nine separate letters of credit, all of which were settled as of September 30, 2008. As of September 30, 2008, we sold our interests in one of the nine buildings, we acquired four of the buildings, and have one remaining building which is expected to be acquired in late 2008. Additionally, during late 2007, we began an expansion of one of the buildings acquired and provided Nexxus with an additional letter of credit for $3.8 million related to the expansion. During the nine months ended September 30, 2008, we entered into similar forward purchase commitments for four buildings with Nexxus and provided additional letters of credit totaling $21.4 million. Construction of these buildings is expected to be completed in late 2008.

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

During the three and nine months ended September 30, 2008, our board of directors declared distributions to stockholders totaling approximately $33.4 million and $100.2 million respectively, including distributions to OP unitholders. During the same periods of 2007, our board of directors declared distributions to stockholders totaling approximately $32.5 million and $96.3 million, including distributions to OP unitholders. During the three and nine months ended September 30, 2008, we paid distributions using existing cash balances, cash provided by operations and borrowings under our credit facility.

During November 2008, our board of directors declared a $0.08 per share quarterly cash dividend, payable on January 16, 2009, to stockholders of record as of December 29, 2008. The reduction of the quarterly dividend rate from $0.16 to $0.08 per share will reduce quarterly cash distributions by approximately $16.6 million initially.

Outstanding Indebtedness

As of September 30, 2008, our outstanding indebtedness consisted of secured mortgage debt, unsecured notes and an unsecured revolving credit facility (“line of credit”) and totaled approximately $1.2 billion, excluding $134.9 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of September 30, 2008, the historical cost of all our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt was approximately $1.2 billion. Our debt has various covenants and we were in compliance with all of these covenants as of September 30, 2008.

All of our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service.

During the nine months ended September 30, 2008, we refinanced maturing debt through a combination of extending existing maturities and new borrowings. We entered into an agreement, which is effective June 9, 2008, to extend the maturity date of $175.0 million of the $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%.

Additionally, On June 6, 2008, we entered into a term loan agreement (the “Agreement”) with a syndicate of 10 banks, led by Bank of America, N.A. and Wells Fargo, N.A., pursuant to which the Company may borrow up to $300 million in senior unsecured term loans. Loans under the Agreement will have a variable interest rate based on either the base rate under the Agreement or LIBOR, at the Company’s option, plus a margin that is based on the Company’s leverage ratio, as defined by the Agreement. The margins on base rate loans may range from 0% to 0.90%, and the margins on LIBOR-based loans may range from 1.25% to 1.85%. The initial margins based on the Company’s current leverage ratio is 0% for base rate loans and 1.50% for LIBOR-based loans. The base rate under the Agreement is defined as the higher of the overnight Federal funds rate plus 0.50% or Bank of America’s prime rate. All loans under the Agreement are scheduled to mature on June 6, 2010, but they can be extended at the Company’s option for an additional year. The Company may prepay loans under the Agreement, in whole or in part, subject to the payment of a prepayment penalty of 0.50% on the prepaid amount, if such prepayment is made prior to March 6, 2009. Additionally, the Company must pay a fee of 0.15% quarterly in arrears on the average daily unused portion of the loan during such period.

Loans under the Agreement were funded in two tranches. The first $100 million was drawn by the Company on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million was drawn on October 3, 2008 (the “Second Tranche”) and used to repay borrowings under our credit facility. The Initial Loan has an interest rate based on LIBOR, and the Company has entered into an interest rate swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on the Company’s current leverage ratio. The Second Tranche has an interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election, and bears interest at an initial interest rate of 5.50%. The Company is required to pay interest on the Initial Loan and the Second Tranche monthly until maturity at which time the outstanding balance is due.

During the three and nine months ended September 30, 2008, our debt service, including principal and interest, totaled $53.4 million and $215.7 million, respectively. Our debt service for the same periods of 2007, totaled $21.3 million and $57.4 million, respectively

To manage interest rate risk for forecasted refinancing of fixed-rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a future fixed interest rate for a limited period of time. As of September 30, 2008, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Forward-starting swap(1)	$26,000	5.364%	1/2010	1/2020
Forward-starting swap(1)	$90,000	5.430%	6/2012	6/2022
Swap(2)	$100,000	3.233%	6/2008	6/2010

(1)	The counterparty of these two forward-starting swaps is PNC Bank, NA

(2)	The counterparty of this swap is Wells Fargo Bank, NA

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, and secured indebtedness. As of September 30, 2008 and 2007, we were in compliance with all of these covenants. As of September 30, 2008 and December 31, 2007, $163.0 million and $82.0 million, respectively, were outstanding under this facility. The outstanding balance under this facility was repaid in October 2008 with proceeds from the Second Tranche.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of September 30, 2008 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Unsecured Credit Facility	Total
Remainder of 2008	$—	$1,694	$—	$1,694
2009	—	7,922	—	7,922
2010	100,000	58,510	163,000	321,510
2011	50,000	230,235	—	280,235
2012	—	169,848	—	169,848
Thereafter	275,000	104,250	—	379,250

Total	$425,000	$572,459	$163,000	$1,160,459

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our financial metrics are generally consistent with investment grade peers in the real estate industry. Among the metrics we consider most relevant are secured and unsecured leverage as well as fixed charge coverage. Our charter and our bylaws do not limit the indebtedness that we may incur. We are, however, subject to certain leverage limitations pursuant to covenants on our outstanding indebtedness.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2008, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest	$1,382,047	$15,228	$759,803	$429,148	$177,868
Operating lease commitments	1,382	122	1,119	141	—
Ground lease commitments(2)	6,879	44	621	424	5,790
Purchase obligations(3)	61,655	36,454	25,201	—	—

Total	$1,451,963	$51,848	$786,744	$429,713	$183,658

(1)

From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term, are cancellable within 90 days and are not included in the table above.

(2)	Three of our buildings totaling approximately 0.7 million square feet are subject to ground leases.

(3)

As of September 30, 2008, we had five letters of credit outstanding of approximately $25.2 million associated with forward purchase commitments, and on-going construction commitments of approximately $36.5 million.

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein. In addition to operating leases, we have $25.2 million of outstanding letters of credit and we own interests in unconsolidated joint ventures. Based on the provisions of certain joint venture agreements, we are not deemed to have control of these joint ventures sufficient to require or permit consolidation for accounting purposes. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except the following. During June 2007, a wholly owned, consolidated subsidiary issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Industrial Joint Venture I. The note is guaranteed by DCT until all related obligations are satisfied. Accordingly, our maximum risk of loss related to these unconsolidated joint ventures is generally limited to this note and the carrying amounts of our investments in the unconsolidated joint ventures, which were $126.3 million and $102.8 million as of September 30, 2008 and December 31, 2007, respectively. We have entered into agreements with unconsolidated development joint ventures which require us to make capital contributions to the applicable joint venture upon certain defaults by the joint venture in proportion to our capital interest in the joint venture. As of September 30, 2008, our proportionate share of such obligations was $67.1 million. In addition, we have made certain non-recourse guarantees (referred to as standard non-recourse carve outs) with respect to certain debt issuances by these joint ventures, which, under certain limited circumstances, may become full-recourse guarantees.

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

The following table presents the calculation of our FFO reconciled from net income for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income attributable to common shares	$6,240	$11,249	$22,120	$34,441
Adjustments:
Real estate related depreciation and amortization	26,665	29,761	85,074	86,933
Equity in (income) of unconsolidated joint ventures, net	(457)	(56)	(1,183)	(99)
Equity in FFO of unconsolidated joint ventures	1,549	681	4,533	1,492
(Gain) on dispositions of real estate interests	(4,516)	(13,987)	(22,046)	(40,565)
Gain on dispositions of non-depreciated real estate	64	12	271	12,737
Minority interest in the operating partnership’s share of the above adjustments	(3,919)	(2,731)	(11,870)	(9,333)

Funds from operations attributable to common shares – basic	25,626	24,929	76,899	85,606
FFO attributable to dilutive OP Units	5,179	4,972	16,484	15,543

Funds from operations attributable to common shares – diluted	$30,805	$29,901	$93,383	$101,149

Basic FFO per common share	$0.15	$0.15	$0.45	$0.51
Diluted FFO per common share	$0.15	$0.15	$0.45	$0.51
Weighted average common shares outstanding:
Basic	172,684	168,355	170,840	168,355
Dilutive OP Units	34,911	33,601	36,647	30,780

Diluted	207,595	201,956	207,487	199,135

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the nine months ended September 30, 2008 and 2007, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2008 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2008, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Forward-starting swap(1)	$26,000	5.364%	1/2010	1/2020
Forward-starting swap(1)	$90,000	5.430%	6/2012	6/2022
Swap(2)	$100,000	3.233%	6/2008	6/2010

(1)	The counterparty of these two forward-starting swaps is PNC Bank, NA

(2)	The counterparty of this swap is Wells Fargo Bank, NA

As of September 30, 2008, derivatives with a negative fair value of $2.6 million were included in “Other liabilities” in our Consolidated Balance Sheet. As of December 31, 2007, derivatives with a negative fair value of $4.4 million were included in “Other liabilities” in our Consolidated Balance Sheets. For the nine months ended September 30, 2008, a loss of $0.2 million was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. For the nine months ended September 30, 2007, a $0.3 million loss was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. Additionally, during the three months ended March 31, 2008, two forward swaps no longer qualified for hedge accounting and a loss of $1.6 million was recorded to “Interest expense” related to their change in fair value. These swaps were settled on April 29, 2008, we recorded a realized gain of approximately $1.6 million.

The net liabilities associated with these derivatives would increase approximately $4.3 million if the market interest rate of the referenced swap index were to decrease 10% (or 41 basis points) based upon the prevailing market rate as of September 30, 2008.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2008, we had approximately $188.2 million of variable rate debt outstanding indexed to LIBOR and U.S. treasury rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10% (or 37 basis points), our interest expense for the nine months ended September 30, 2008 would have increased by approximately $1.0 million. Additionally, if weighted average interest rates on our fixed rate debt were to change by 1% due to refinancing, interest expense would change by approximately $6.5 million during the nine months ended September 30, 2008.

As of September 30, 2008, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2008, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as amended, filed on March 28, 2008, except as noted below and except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by market and economic challenges, including the current global economic credit environment, which may result from a continued or exacerbated general economic slow down experienced by the nation as a whole or by the local economics where our properties may be located, or by the real estate industry, including the following:

•	poor economic conditions may result in tenant defaults under leases;

•	re-leasing may require concessions or reduced rental rates under the new leases due to reduced demand;

•	adverse capital and credit market conditions may restrict our development and redevelopment activities; and

•

constricted access to credit may result in tenant defaults, non-renewals under leases or inability of potential buyers to acquire our properties held for sale, including properties held through joint ventures.

Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments. The length and severity of any economic slow down or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slow down or downturn is prolonged or becomes more severe.

Dislocations in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Domestic and international financial markets currently are experiencing significant dislocations which have been brought about in large part by failures in the U.S. banking system. These dislocations have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this dislocation in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Also, if the value of our properties decline we may we may be unable to refinance all of our debt as it matures. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

The failure of any banking institution in which we deposit our funds, any lender under any of our lines of credit or any counterparty to our derivative financial instruments could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Currently, the Federal Deposit Insurance Corporation, or FDIC, generally, only insures amounts up to $250,000 per depositor per insured bank, which amount is scheduled to be reduced to $100,000 after December 31, 2009. The FDIC does provide full deposit insurance coverage for non-interest bearing transaction accounts with participating institutions, regardless of dollar amount, through December 31, 2009, but we generally do not hold our cash and cash equivalents in such accounts. We currently have and expect to continue to have cash and cash equivalents deposited in certain banking institutions in excess of federally insured levels. Currently, our cash and cash equivalents are deposited primarily with US Bank and AAA-rated money market accounts, and we may deposit funds in other banking institutions in the future. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over the then current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

There are currently twelve lenders under our $300.0 million line of credit. If any of the lenders under any of our lines of credit fail, we may be unable to obtain or replace on favorable terms, or at all, the financing commitment of the failed lender. This could adversely affect our liquidity and, as a result, negatively impact our company in a number of ways. Additionally, we use various derivative financial instruments to hedge our exposure to movements in market interest rates. Our counterparties to these instruments are typically commercial or investment banks or their affiliates or the financial services subsidiaries of large insurance companies. If any of our counterparties fail or are unable to perform under these instruments, we may not realize the benefits of these instruments and the risk to us of fluctuations in future interest rates may increase. We may be unable to recover any amounts owed to us by these counterparties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

+10.1	Amended and Restated Unsecured Revolving Credit Agreement, dated as of December 15, 2006, among DCT Industrial Trust Inc. and the banks identified therein and JP Morgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association as syndication agent, and LaSalle Bank National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as documentation agents and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger.

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: November 7, 2008	/s/ Philip L. Hawkins
Philip L. Hawkins Chief Executive Officer

Date: November 7, 2008	/s/ Stuart B. Brown
Stuart B. Brown Chief Financial Officer

EXHIBIT INDEX

a.	Exhibits

+10.1	Amended and Restated Unsecured Revolving Credit Agreement, dated as of December 15, 2006, among DCT Industrial Trust Inc. and the banks identified therein and JP Morgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association as syndication agent, and LaSalle Bank National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as documentation agents and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger.

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

*	Previously.