Form 10-K
period 2008-12-31
DCT Industrial Trust Inc.
filed 2009-03-02
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33201

DCT INDUSTRIAL TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0538520
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

518 17th Street, Suite 800
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

As of June 30, 2008, the aggregate market value of the 171.9 million shares of voting and non-voting common stock held by non-affiliates of the registrant was $1.4 billion based on the closing sale price of $8.28 as reported on the New York Stock Exchange on June 30, 2008. (For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of February 17, 2009 there were 176,094,722 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held May 5, 2009 are incorporated by reference into Part III of this Annual Report.

DCT INDUSTRIAL TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

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

The Company

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. The Company owns or manages approximately 75.9 million square feet of assets leased to approximately 850 customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners, and has 7.7 million square feet under development. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (our “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

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

Governance

On May 29, 2008, Philip L. Hawkins, our Chief Executive officer, submitted to the New York Stock Exchange the annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by us of NYSE corporate governance listing standards.

Business Overview

Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow for reconfiguration of space. In the future, we intend to continue to focus on properties that exhibit these characteristics in U.S. markets as well as in Mexico, where we believe we can achieve favorable returns and leverage our expertise. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing high-quality properties in major distribution markets and increasing fee revenues from our institutional capital management program. In addition, we may recycle our capital by selling assets, contributing assets to joint ventures, funds or other commingled investment vehicles with institutional partners, and reinvesting the capital in target markets.

As of December 31, 2008, we owned, managed or had under development 450 industrial real estate properties comprised of approximately 75.9 million square feet. Our portfolio of consolidated operating properties included 373 industrial real estate buildings, comprised of 52.1 million square feet, which consisted of 218 bulk distribution properties, 113 light industrial properties and 42 service center properties. Our portfolio of 373 consolidated operating properties was 93.2% occupied as of December 31, 2008. As of December 31, 2008, we also consolidated 12 development properties and six redevelopment properties, comprised of 2.9 million square feet and 0.9 million square feet, respectively. In addition, as of December 31, 2008, we had ownership interests ranging from approximately 4% to 20% in unconsolidated institutional joint ventures, or funds, that owned 45 properties comprised of approximately 14.1 million square feet, and investments in three unconsolidated operating properties and 10 unconsolidated development joint venture properties. We managed one property where we had no ownership interest.

During the year ended December 31, 2008, we acquired three operating properties located in two markets in the United States and one in Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $23.8 million, which includes acquisition costs. We also acquired four shell-complete development properties located in Monterrey, Mexico, comprised of approximately 0.7 million square feet for a total cost of approximately $28.1 million, which includes acquisition costs. One of these buildings was sold in late 2008 and the remaining three properties were 100% leased as of December 31, 2008. Additionally, we completed the expansion of one development property in Monterrey Mexico, comprised of 83,000 square feet for a total cost of approximately $3.9 million.

During the year ended December 31, 2008, we disposed of 16 operating properties comprised of approximately 2.6 million square feet to unrelated third parties for gross proceeds of approximately $143.3 million, which resulted in an aggregate gain of approximately $21.5 million. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture.

Including holdings in our consolidated and unconsolidated joint ventures, we had 11 development projects for 17 buildings in nine markets comprised of approximately 5.3 million square feet that were shell-complete and in lease-up phase as of December 31, 2008, with approximately 0.9 million square feet leased. We had eight buildings under construction, including three properties in Mexico related to forward purchase commitments, comprised of approximately 2.4 million square feet. In addition, including our joint ventures, we have approximately 424 acres of land that we believe can support the development of approximately seven million square feet and have options to control approximately 4,000 additional acres. The largest component of this land includes the master development rights held by our unconsolidated joint venture, referred to as the SCLA joint venture, for approximately 4,350 acres of land, that are entitled for industrial development, surrounding the Southern California Logistics Airport (“SCLA”) located in the Inland Empire submarket of Southern California. Phase I of this project, representing approximately 356 acres acquired in 2006, is expected to support approximately 6.3 million square feet of development. In early 2008, the SCLA joint venture began construction on one building comprised of approximately 1.0 million square feet. Additionally, three buildings comprised of 0.5 million square feet were completed during 2008. As of December 31, 2008, 0.1 million square feet of these buildings had been leased. Through various master development agreements, the joint venture has exclusive rights to develop this project through 2019.

We have a stable, broadly diversified tenant base. As of December 31, 2008, our consolidated and unconsolidated operating properties had leases with approximately 850 customers with no single customer accounting for more than 2.7% of the total annualized base rents for these properties. Our 10 largest customers occupy 16.7% of the leased consolidated and unconsolidated operating properties based on occupied square feet and account for 13.8% of the annualized base rent for these properties. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our tenants. Furthermore, we are actively engaged in meeting our tenants’ expansion, consolidation and relocation requirements.

Our primary business objectives are to maximize long-term growth in earnings and Funds From Operations, or FFO (see definition in “Selected Financial Data”), and to maximize total return to our stockholders.

Our principal executive office is located at 518 Seventeenth Street, Suite 800, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Moonachie, New Jersey and Dallas, Texas. Our website address is www.dctindustrial.com.

Business Strategy

Our primary business objectives are to maximize long-term growth in earnings and FFO, and to maximize total return to our stockholders. The strategies we intend to execute to achieve these objectives include:

•

Maximizing Cash Flows From Existing Properties.    We intend to maximize the cash flows from our existing properties by increasing rental revenues, controlling operating expenses and physically maintaining the quality of our properties. Operating results for the year ended December 31, 2008, included year end occupancy of 93.2%, rent growth of 10.5% on signed leases and tenant retention of 76.3% related to expiring leases. Further, cash provided by operating activities increased to $128.3 million in 2008 from $116.9 million in 2007. Renewing tenants, leasing space and effectively managing expenses are critical in the current market environment and are the day to day focus of our operations team. Due to softening market demand, we have increased our leasing team in the field to make sure we are responding to each and every opportunity quickly and successfully while cultivating deeper tenant relationships.

•

Managing Our Development Pipeline.    We believe that extensive relationships with industrial tenants and control of an inventory of developable land primary in the Inland Empire will allow us to create value over time by selling land, constructing buildings for tenants or developing buildings in high-volume distribution markets. In anticipation of the deteriorating market for industrial space, we ceased entering into new development commitments early in 2008, but have remained focused on leasing the existing pipeline of properties under development. During the year, we were successful in completing the lease-up or sale of six development properties, representing 1.3 million square feet.

We continued to make progress at SCLA, our development joint venture located in the Inland Empire market of Southern California where our joint venture controls the master development rights to more than 4,000 acres of land. We have four buildings totaling 1.5 million square feet under development or in the lease-up phase, with leasing on pace with our initial projections. As of December 31, 2008, 0.1 million square feet of these buildings had been leased.

•

Recycling Capital.    We intend to selectively dispose of assets in order to maximize total return to our stockholders by redeploying proceeds from asset sales into new acquisition and development opportunities. Important to managing our balance sheet as well as increasing our overall return on assets is the on-going effort to sell non-strategic assets for redeployment into new, higher growth opportunities. During 2008, we sold $143 million of assets in 10 transactions for a gain of $21.5 million. Given our solid balance sheet, strong team of real estate professionals and excellent relationships with investors and brokers, we believe we are well positioned to identify and take advantage of those opportunities. However, we will continue to exercise patience and discipline as we evaluate potential acquisitions that we believe will generate attractive returns for our stockholders.

•

Expanding Our Institutional Capital Management Platform.    Co-investing with institutional capital enables the Company to increase our return on invested capital through fees earned, augment our acquisition activity, deepen our market presence and customer relationships, and increase our access to capital for continued growth. DCT Industrial’s institutional capital management platform consists of five joint ventures with three institutions. At year end, assets under management totaled $772 million, representing an increase of more than $85 million from the end of 2007. We will continue to work closely with our existing partners to maximize the value of our joint venture properties, as well as look for new opportunities to deploy capital at attractive returns.

•

Creating Value in Mexico.    We own 1.1 million square feet of industrial properties in Mexico, which were 91.2% leased at year end, and have an additional three properties totaling 354,000 square feet under development. As with the U.S., the Mexican economy and its real estate markets noticeably softened in 2008 after enjoying a very long run of success. In response, we have put new capital deployment on hold and have devoted all of our efforts on leasing existing space to increase cash flow and value. While we do not anticipate making any further investments in the near-term, we continue to monitor the markets and stay in close touch with our network of market contacts, as attractively priced opportunities are likely to present themselves in the future as a result of the stress on current land and building owners.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties. Although our business strategy reflects current market conditions, we believe our long-term success is supported through the following competitive strengths:

•

High-Quality Industrial Property Portfolio.    Our portfolio of industrial properties primarily consists of high-quality bulk distribution facilities specifically designed to meet the needs of distribution and supply companies. As of December 31, 2008, approximately 89% of our consolidated operating portfolio based on square footage was comprised of bulk distribution properties while approximately 9% of our portfolio was comprised of light industrial properties. The majority of our properties are specifically designed for use by major distribution and third-party logistics tenants and are readily divisible to meet re-tenanting opportunities. We believe that our concentration of high-quality bulk distribution properties provides us with a competitive advantage in attracting and retaining distribution users and tenants across the markets in which we operate. With respect to our bulk distribution buildings that are 200,000 square feet or greater, 82% have average ceiling clear heights in excess of 24 feet, truck court depths in excess of 120 feet and early suppression fast response sprinkler systems.

•

Experienced and Committed Management Team.    Our executive management team collectively has an average of nearly 20 years commercial real estate experience and an average of over 10 years focused on the industrial real estate sector. Additionally, our executive management team has extensive public company operating experience with all of our senior executives having held senior positions at publicly-traded REITs for an average of over 10 years.

•

Proven Acquisition Capabilities.    Beginning with our first acquisition in June 2003, we have completed approximately $3.4 billion in industrial real estate acquisitions as of December 31, 2008. Excluding our three major portfolio acquisitions that were each in excess of $200 million, our average acquisition transaction cost was approximately $21.2 million. This demonstrates our ability to access a steady pipeline of smaller acquisitions. Our acquisition capability is driven by our extensive network of industry relationships within the brokerage, development and investor community.

•

Access to Institutional Co-Investment Capital.    DCT has established five joint ventures with three institutional capital partners and our senior management team has broad long-term relationships within the institutional investor community that provide access to capital for both traditional joint ventures and funds or other commingled investment vehicles. These institutions include domestic pension plans, insurance companies, private trusts and international investors. We believe these relationships allow us to identify sources of institutional demand and appropriately match institutional capital with investment opportunities in our target markets to maximize returns for our stockholders.

•

Strong Industry Relationships.    We believe that our extensive network of industry relationships with the brokerage, development and investor communities will allow us to execute successfully our acquisition and development growth strategies and our institutional capital management strategy. These relationships augment our ability to source acquisitions in off-market transactions outside of competitive marketing processes, capitalize on development opportunities and capture repeat business and transaction activity. Our strong relationships with the tenant and leasing brokerage communities aid in attracting and retaining tenants.

•

Capital Structure.    Our capital structure and business plan provides us with sufficient financial capacity to fund future growth. As of December 31, 2008 we had $284.8 million available under our $300.0 million senior unsecured revolving credit facility and 230 of our operating properties with a gross book value of $1.6 billion were unencumbered.

Operating Segments

We consider each operating property to be an individual operating segment that has similar economic characteristics with all of our other operating properties. Our operating segments are aggregated into reportable segments based upon the property type: bulk distribution; and light industrial and other. See additional information in Item 2. Properties, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to our Consolidated Financial Statements.

Competition

We believe the current market for industrial real estate acquisitions to be extremely competitive. We compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other real estate investment companies, real estate limited partnerships, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do. In addition, we believe the leasing of real estate to be highly competitive. We experience competition for customers from owners and managers of competing properties. As a result, we may have to provide free rental periods, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.

Employees

As of December 31, 2008, we had 81 full-time employees.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO RECENT ECONOMIC CONDITIONS

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

There are currently twelve lenders under our $300.0 million line of credit. If any of the lenders under our line of credit fail, we may be unable to obtain or replace on favorable terms, or at all, the financing commitment of the failed lender. This could adversely affect our liquidity and, as a result, negatively impact our company in a number of ways. Additionally, we use various derivative financial instruments to hedge our exposure to movements in market interest rates. Our counterparties to these instruments are typically commercial or investment banks or their affiliates or the financial services subsidiaries of large insurance companies. If any of our counterparties fail or are unable to perform under these instruments, we may not realize the benefits of these instruments and the risk to us of fluctuations in future interest rates may increase. We may be unable to recover any amounts owed to us by these counterparties.

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

Our long-term growth will partially depend upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms or acquisitions may not perform as we expect.

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

We may invest in, or co-invest with, joint ventures or other programs sponsored by affiliates of one of our directors, James Mulvihill, including those pursuant to our joint ventures with Dividend Capital Total Realty Trust, Inc., or DCTRT. The independent directors of our investment committee must approve any such transaction and Mr. Mulvihill will abstain from voting as a director on any transactions we enter into with his affiliates. Management’s recommendation to our investment committee may be affected by its relationship with the co-venturer. In addition, we may not seek to enforce the agreements relating to such transactions as vigorously as we otherwise might because of our desire to maintain our relationship with this director.

Our UPREIT structure may result in potential conflicts of interest.

As of December 31, 2008, we owned 84% of the units of limited partnership interest in our operating partnership, or OP Units, DCAG owned 5% of the OP Units (and certain of our officers and directors, through their membership interests in and/or rights to receive a portion of the net cash flows, or cash flow interests, of DCAG, indirectly beneficially owned 2% of the OP Units) and certain unaffiliated limited partners owned the remaining 11% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

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

The terms of our senior credit facility and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2008, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

As of December 31, 2008, we had approximately 175.1 million shares of common stock issued and outstanding. All of these shares are freely tradable, although our affiliates are subject to certain volume limitations on trading under the federal securities laws. Neither we nor any third party have any control over the timing or volume of these sales. Prior to the listing on the NYSE, the shares were not listed on any national exchange, and the ability of stockholders to liquidate their investments was limited. Subsequent to the completion of our listing on the NYSE, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

Sales of a substantial number of shares of our common stock by DCAG or its members or other holders of cash flow interests, or the perception that these sales could occur, could adversely affect prevailing prices for shares of our common stock. These sales might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. As of December 31, 2008, DCAG or its members held 9.4 million OP units.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that we will qualify as a REIT for any particular year. If we were to fail to qualify as a REIT in any taxable year for which a REIT election has been made, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates. As a consequence, we would not be compelled to make distributions under the Code. Moreover, unless we were to obtain relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of the additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax.

To qualify as a REIT, we must meet annual distribution requirements.

To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We may distribute taxable dividends that are payable in our stock. Under the Internal Revenue Service, or IRS, Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2009 could be payable in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the shares of common stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our common stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. We will be subject to federal income tax on our undistributed taxable income and net capital gain. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations.

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

None.

ITEM 2. PROPERTIES

Geographic Distribution

The following table describes the geographic diversification of our consolidated properties as of December 31, 2008.

Markets	Number of Buildings	Percentage Owned (1)	Square Feet	Occupancy Percentage (2)	Annualized Base Rent (3)	Percentage of Total Annualized Base Rent
			(in thousands)		(in thousands)
Operating Properties:
Atlanta	50	100.0%	6,060	87.6%	$19,741	10.2%
Baltimore/ Washington D.C.	12	100.0%	1,446	97.1%	7,153	3.7%
Central Pennsylvania	8	100.0%	1,453	95.8%	5,440	2.8%
Charlotte	10	100.0%	1,006	83.6%	3,196	1.7%
Chicago	15	99.4%	2,866	99.2%	10,847	5.6%
Cincinnati	35	100.0%	3,739	87.5%	10,652	5.5%
Columbus	14	100.0%	4,301	93.1%	12,551	6.5%
Dallas (5)	46	100.0%	4,352	90.6%	14,843	7.7%
Denver	1	100.0%	160	100.0%	948	0.5%
Houston	40	100.0%	2,911	92.2%	13,701	7.1%
Indianapolis	8	100.0%	3,103	95.9%	9,106	4.7%
Kansas City	1	100.0%	225	88.9%	877	0.5%
Louisville	4	100.0%	1,330	100.0%	4,396	2.3%
Memphis	10	100.0%	4,333	97.7%	12,080	6.2%
Mexico	11	100.0%	1,127	91.2%	4,340	2.2%
Miami	6	100.0%	727	62.0%	4,474	2.3%
Minneapolis	3	100.0%	356	100.0%	1,773	0.9%
Nashville	4	100.0%	2,256	96.7%	6,938	3.6%
New Jersey	9	100.0%	1,051	94.2%	5,473	2.8%
Northern California	25	100.0%	2,582	99.3%	14,824	7.7%
Orlando	12	100.0%	1,064	87.7%	4,836	2.5%
Phoenix	14	100.0%	1,632	100.0%	7,471	3.9%
San Antonio	15	100.0%	1,349	90.2%	4,154	2.1%
Seattle	7	100.0%	1,115	100.0%	5,634	2.9%
Southern California	13	100.0%	1,593	95.3%	7,970	4.1%

Total/Weighted Average—Operating Properties (6)	373	100.0%	52,137	93.2%	193,418	100.0%
Consolidated Redevelopment Properties	6	100.0%	924	14.3%	191	N/A
Consolidated Development Properties	12	99.2%	2,899	19.5%	1,683	N/A

Total/Weighted Average—Consolidated Properties	391	99.9%	55,960	88.0%	$195,292	N/A

(1)	Weighted average ownership is based on square feet.
(2)	Based on leases commenced as of December 31, 2008.
(3)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2008, multiplied by 12.
(4)	Calculated as Annualized Base Rent divided by square feet under lease as of December 31, 2008.
(5)	Three of our buildings in this market totaling approximately 743,000 square feet are subject to ground leases.

(footnotes continue on following page)

(footnotes to previous page)

(6)

Occasionally our leases contain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. The following chart summarizes such rights related to our consolidated operating properties as of December 31, 2008:

	Number of Leases	Square Feet	Annualized Base Rent
		(in thousands)	(in thousands)
Fixed Price Purchase Options	3	1,323	$4,005
Fair Market Value Options	6	597	$2,721
Right of First Refusal Options	3	335	$659

The following table describes the geographic diversification of our investments in unconsolidated properties:

Markets	Number of Buildings	Percentage Owned (1)	Square Feet	Occupancy Percentage	Annualized Base Rent	Percentage of Total Annualized Base Rent
			(in thousands)		(in thousands)
Operating Properties:
Southern California—SCLA (2)	2	50.0%	463	100.0%	$1,647	45.0%
Southern California—other	1	90.0%	413	100.0%	2,011	55.0%

Total/Weighted Average	3	68.9%	876	100.0%	$3,658	100.0%

Operating Properties in Funds:
Atlanta	2	17.2%	703	100.0%	$1,964	4.0%
Central Pennsylvania	4	8.6%	1,210	96.7%	4,759	9.7%
Charlotte	1	4.4%	472	100.0%	1,415	2.9%
Chicago	4	18.1%	1,525	100.0%	5,912	12.0%
Cincinnati	5	11.9%	1,847	100.0%	6,085	12.3%
Columbus	2	6.3%	451	90.4%	1,550	3.2%
Dallas	4	16.8%	1,726	91.8%	5,291	10.7%
Denver	5	20.0%	773	97.7%	3,567	7.2%
Indianapolis	1	11.4%	475	100.0%	248	0.5%
Kansas City	1	11.4%	180	100.0%	728	1.5%
Louisville	5	10.0%	900	96.9%	2,775	5.6%
Memphis	1	20.0%	1,039	100.0%	2,980	6.0%
Minneapolis	3	4.4%	472	100.0%	2,306	4.7%
Nashville	2	20.0%	1,020	100.0%	3,735	7.6%
New Jersey	2	10.7%	216	100.0%	1,193	2.4%
Northern California	1	4.4%	396	100.0%	1,711	3.5%
Orlando	2	20.0%	696	100.0%	3,053	6.2%

Total/Weighted Average—Fund Operating Properties	45	14.1%	14,101	98.1%	$49,272	100.0%

Unconsolidated Development Properties:
Total/Weighted Average	10	59.8%	4,482	N/A	N/A	N/A

Total/Weighted Average—Unconsolidated Properties	58	27.1%	19,459	N/A	N/A	N/A

(1)	Percentage owned is based on equity ownership weighted by square feet, if applicable.
(2)	Although we contributed 100% of the initial cash equity capital required by the SCLA joint venture, our partners retain certain participation rights in the venture’s available cash flows.

Property Types

The following table reflects our consolidated portfolio by property type, in terms of square footage, as of December 31, 2008 (square feet in thousands).

	Bulk Distribution			Light Industrial			Service Center			Total Portfolio
	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)
Total/Weighted Average—Operating Properties	218	44,330	93.7%	113	6,322	91.6%	42	1,485	83.9%	373	52,137	93.2%
Properties Under Redevelopment	2	578	11.2%	4	346	19.4%	N/A	N/A	N/A	6	924	14.3%
Properties Under Development	10	2,773	20.4%	2	126	0.0%	N/A	N/A	N/A	12	2,899	19.5%

Total/Weighted Average	230	47,681	88.4%	119	6,794	86.2%	42	1,485	83.9%	391	55,960	88.0%

(1)	Occupancy percentage is based on leases commenced as of December 31, 2008.

Lease Expirations

Our industrial properties are typically leased to tenants for terms ranging from three to 10 years with a weighted average remaining term of approximately 3.2 years as of December 31, 2008. Following is a schedule of expiring leases for our consolidated operating properties by square feet and by annual minimum rents as of December 31, 2008 and assuming no exercise of lease renewal options.

	Square Feet Related to Expiring Leases (in thousands)	Annualized Minimum Rents of Expiring Leases (1) (in thousands)	Percentage of Total Annualized Base Rent
2009 (2)	9,640	$37,269	17.8%
2010	10,487	43,059	20.6%
2011	7,937	33,436	16.0%
2012	5,245	25,171	12.1%
2013	5,901	26,455	12.7%
Thereafter	9,359	43,340	20.8%

	48,569	$208,730	100.0%

Vacant	3,568

Total consolidated operating properties	52,137

(1)	Includes contractual rent increases.
(2)	Includes leases that are on month-to-month terms.

Customer Diversification

As of December 31, 2008, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following table reflects our 10 largest customers, based on annualized base rent as of December 31, 2008, that occupy approximately 10.6 million square feet in all consolidated and unconsolidated operating properties, and development properties.

Customer	Percentage of Annualized Base Rent
Deutsche Post World Net (DHL & Exel)	2.7%
Technicolor	1.6%
Whirlpool Corporation	1.5%
Bridgestone/Firestone	1.5%
S.C Johnson & Son, Inc.	1.2%
The Clorox Sales Company	1.1%
EGL, Inc.	1.1%
Ozburn-Hessey Logistics	1.1%
United Parcel Service (UPS)	1.0%
Home Depot Inc.	1.0%

Industry Diversification

The table below illustrates the diversification of our consolidated operating portfolio by the industry classifications of our tenants as of December 31, 2008, (dollar amounts in thousands).

	Number of Leases	Annualized Base Rent (1)	Annualized Base Rent as a Percentage of Total	Occupied Square Feet (in thousands)	Percentage of Total Occupied Square Feet
Third Party Logistics /Warehousing/Transport Services	133	$45,213	23.4%	12,452	25.6%
Retail/Wholesale	81	21,858	11.3%	5,800	11.9%
Paper/Packaging/Printing	54	13,844	7.2%	3,576	7.4%
Building Supplies	63	12,673	6.6%	2,934	6.0%
Industrial Durables	39	11,992	6.2%	2,988	6.2%
Chemicals	23	9,296	4.8%	2,513	5.2%
Computer/Electronics	49	9,019	4.7%	2,404	4.9%
Electrical/Mechanical	42	8,578	4.4%	1,971	4.1%
Food	32	7,703	4.0%	1,455	3.0%
Furniture/Home Furnishings	28	7,099	3.7%	2,010	4.1%
Automotive	30	4,654	2.4%	1,020	2.1%
Consumer Packaged Goods	17	3,815	2.0%	1,451	3.0%
Medical Products	20	3,796	2.0%	806	1.7%
Apparel	7	3,119	1.6%	881	1.8%
Pharmaceuticals	5	1,784	0.9%	314	0.6%
Metals	5	1,006	0.5%	137	0.3%
Other	211	27,969	14.3%	5,857	12.1%

Total	839	$193,418	100.0%	48,569	100.0%

(1)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2008, multiplied by 12.

Indebtedness

As of December 31, 2008, 143 our 373 consolidated operating properties and five redevelopment properties, with a combined historical cost of $1.2 billion were encumbered by mortgage indebtedness totaling $570.5 million (excluding net premiums), having a weighted average interest rate of 5.16%. See Note 5 to our Consolidated Financial Statements and the accompanying Schedule III beginning on page F-51 for additional information.

ITEM 3.	LEGAL PROCEEDINGS

See the information under the caption “Legal Matters” in Note 7 to our Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been listed and traded on the New York Stock Exchange, or the NYSE, under the symbol “DCT” since December 13, 2006.

Quarter ended in 2008:	High	Low
December 31,	$7.66	$2.49
September 30,	$9.00	$6.35
June 30,	$10.55	$8.25
March 31,	$10.20	$7.99

Quarter ended in 2007:	High	Low
December 31,	$11.63	$9.01
September 30,	$11.16	$9.00
June 30,	$11.88	$10.06
March 31,	$12.05	$10.48

On February 17, 2009 the closing price of our Common Stock was $3.13 share, as reported on the NYSE and there were 176,094,722 shares of Common Stock outstanding, held by approximately 3,204 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

Distribution Policy

We intend to continue to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law requires that a REIT distribute with respect to each year at least 90% of its annual REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will not be required to make distributions with respect to income derived from the activities conducted through DCT Industrial TRS Inc., our TRS, that are not distributed to us. To the extent our TRS’s income is not distributed and is instead reinvested in the operations of our TRS, the value of our equity interest in our TRS will increase. The aggregate value of the securities that we hold in our TRS may not exceed 20% (25% for taxable years beginning after July 30, 2008) of the total value of our gross assets. Distributions from our TRS to us will qualify for the 95% gross income test but will not qualify for the 75% gross income test. Therefore, distributions from our TRS to us in no event will exceed 25% of our gross income with respect to any given taxable year.

To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our taxable net income to holders of our Common Stock out of assets legally available therefore. Any future distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, maintenance of REIT qualification, applicable provisions of the MGCL and such other factors as our board of directors deems relevant.

We anticipate that, for U.S. federal income tax purposes, distributions generally will be taxable to our stockholders as ordinary income, although some portion of our distributions may constitute qualified dividend income, capital gains or a return of capital.

The following table sets forth the distributions that have been declared by our board of directors on our Common Stock during the fiscal years ended December 31, 2008 and 2007.

Amount Declared During Quarter Ended in 2008:	Per Share	Date Paid
December 31,	$0.08	January 16, 2009
September 30,	0.16	October 17, 2008
June 30,	0.16	July 18, 2008
March 31,	0.16	April 18, 2008

Total 2008	$0.56

Amount Declared During Quarter Ended in 2007:	Per Share	Date Paid
December 31,	$0.16	January 17, 2008
September 30,	0.16	October 19,2007
June 30,	0.16	July 20, 2007
March 31,	0.16	April 19, 2007

Total 2007	$0.64

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

The following summarizes the taxability of distributions on common shares for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Per Share Amount	Percentage	Per Share Amount	Percentage	Per Share Amount	Percentage
Ordinary Income	$0.318	66.23%	$0.326	50.95%	$0.226	35.35%
15% Capital Gains	0.065	13.50%	0.032	4.99%	0.002	0.38%
25% Capital Gains	0.049	10.20%	0.007	1.12%	0.002	0.34%
Return of Capital	0.048	10.07%	0.275	42.94%	0.409	63.93%

Total	$0.480	100.00%	$0.640	100.00%	$0.639	100.00%

Performance Graph

The graph below shows a comparison of cumulative total stockholder returns for DCT Industrial Trust Inc. Common Stock with the cumulative total return on the Standard and Poor’s 500 Index and the MSCI US REIT Index. Stockholders’ returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	December 13, 2006	December 31, 2006	December 31, 2007	December 31, 2008
DCT Industrial Trust Inc.	$100.00	$96.86	$81.09	$47.48
S&P 500®	$100.00	$100.44	$105.96	$66.76
MSCI US REIT Index	$100.00	$99.58	$82.84	$51.38

Note:	The graph covers the period from December 13, 2006 to December 31, 2008 and assumes that $100 was invested in DCT Industrial Trust Common Stock and in each index on December 13, 2006 and that all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. Certain amounts presented for the periods ended December 31, 2007, 2006, 2005 and 2004 have been reclassified to conform to the 2008 presentation. The financial data in the table should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share data)
Operating Data:
Rental revenues	$248,631	$245,887	$209,851	$113,539	$31,289
Total revenues	$251,555	$248,758	$211,107	$113,539	$31,289
Rental expenses and real estate taxes	$(64,509)	$(60,258)	$(47,891)	$(25,866)	$(6,283)
Total operating expenses	$(207,833)	$(190,402)	$(172,801)	$(103,137)	$(27,298)
Loss on contract termination and related Internalization expenses	$—	$—	$(173,248)	$—	$—
Income (loss) from continuing operations	$(8,795)	$1,469	$(174,654)	$(13,865)	$(854)
Income from discontinued operations	$17,870	$12,705	$6,620	$1,905	$599
Gain on dispositions of real estate interests, net of minority interest	$411	$25,938	$9,061	$—	$—
Net income (loss)	$9,486	$40,112	$(158,973)	$(11,960)	$(255)

Net income (loss) adjusted for impairment losses and loss on contract termination and related Internalization expenses (1):
Net income (loss)	$9,486	$40,112	$(158,973)	$(11,960)	$(255)
Impairment losses, net of minority interest	8,892	—	—	—	—
Loss on contract termination and related Internalization expenses, net of minority interest	—	—	152,025	—	—

Net income (loss) adjusted for impairment losses and loss on contract termination and related Internalization expenses	$18,378	$40,112	$(6,948)	$(11,960)	$(255)

Funds from operations attributable to common shares—diluted	$113,988	$137,617	$(62,260)	$58,569	$19,018

Common Share Distributions:
Common share cash distributions declared	$96,223	$107,816	$98,145	$62,292	$24,263
Common share cash distributions declared per share	$0.560	$0.640	$0.639	$0.640	$0.640

(footnotes on page 39)

	As of, and For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollar amounts in thousands, except per share data)
Per Share Data:
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.05)	$0.01	$(1.16)	$(0.14)	$(0.02)
Income from discontinued operations	0.11	0.08	0.04	0.02	0.01
Gain on dispositions of real estate interests, net of minority interest	0.00	0.15	0.06	—	—

Net earnings (loss)	$0.06	$0.24	$(1.06)	$(0.12)	$(0.01)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.05)	$0.01	$(1.16)	$(0.14)	$(0.02)
Income from discontinued operations	0.11	0.08	0.04	0.02	0.01
Gain on dispositions of real estate interests, net of minority interest	0.00	0.15	0.06	—	—

Net earnings (loss)	$0.06	$0.24	$(1.06)	$(0.12)	$(0.01)

Basic and diluted earnings (loss) per common share adjusted for impairment losses and loss on contract termination and related Internalization expenses (1):
Net earnings (loss)	$0.06	$0.24	$(1.06)	$(0.12)	$(0.01)
Loss on contract termination and related Internalization expenses, net of minority interest	—	—	1.01	—	—
Impairment losses, net of minority interest	0.05	—	—	—	—

Net earnings (loss) adjusted for impairment losses and loss on contract termination and related Internalization expenses	$0.11	$0.24	$(0.05)	$(0.12)	$(0.01)

Basic FFO per share	$0.55	$0.69	$(0.41)	$0.60	$0.50
Diluted FFO per share	$0.55	$0.69	$(0.41)	$0.60	$0.50
Weighted average shares outstanding, basic (in thousands)	171,695	168,358	150,320	97,333	37,908
Weighted average shares outstanding, diluted (in thousands)	207,521	200,823	158,097	97,774	37,928
Consolidated, operating square feet (in thousands)	52,137	51,292	51,908	36,104	15,022
Consolidated operating buildings	373	367	356	242	94

(footnotes on page 39)

	As of, and For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollar amounts in thousands)
Balance Sheet Data:
Net investment in real estate	$2,605,909	$2,674,965	$2,707,650	$1,904,411	$732,202
Total assets	$2,703,843	$2,778,992	$2,848,224	$2,057,695	$784,808
Mortgage notes	$574,634	$649,568	$641,081	$642,242	$142,755
Total liabilities	$1,302,343	$1,266,538	$1,394,407	$869,307	$203,593

Cash Flow Data:
Net cash provided by operating activities	$128,349	$116,949	$91,714	$66,295	$21,188
Net cash used in investing activities	$(42,317)	$(3,670)	$(968,761)	$(750,877)	$(560,332)
Net cash provided by (used in) financing activities	$(96,832)	$(106,108)	$805,439	$755,980	$558,587

	For the Years Ended December 31,
	2008 (2)	2007	2006 (2)	2005	2004
	(dollar amounts in thousands, except per share data)
Funds From Operations (3):
Net income (loss)	$9,486	$40,112	$(158,973)	$(11,960)	$(255)
Real estate related depreciation and amortization	119,604	115,465	111,792	72,206	19,273
Equity in losses of unconsolidated joint ventures	(2,267)	(433)	289	—	—
Equity in FFO of unconsolidated joint ventures	6,806	2,742	545	—	—
(Gain) on dispositions of real estate interests	(504)	(30,748)	(9,409)	—	—
(Gain) on dispositions of real estate interests related to discontinued operations	(21,487)	(12,125)	(5,187)	—	—
Gain on dispositions of non-depreciable assets	219	15,135	4,244	—	—
Minority interest in the operating partnership’s share of the above adjustments	(17,664)	(14,711)	(5,561)	(1,939)	(10)

Funds from operations attributable to common shares	94,193	115,437	(62,260)	58,307	19,008
FFO attributable to dilutive OP Units	19,795	22,180	—	262	10

Funds from operations attributable to common shares—diluted	$113,988	$137,617	$(62,260)	$58,569	$19,018

Basic FFO per share	$0.55	$0.69	$(0.41)	$0.60	$0.50
Diluted FFO per share	$0.55	$0.69	$(0.41)	$0.60	$0.50

(footnotes on page 39)

The following table is a reconciliation of our property net operating income, or NOI, to our reported “Income (Loss) From Continuing Operations” for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands):

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Property NOI (4)	$184,122	$185,629	$161,960	$87,673	$25,006
Institutional capital management and other fees	2,924	2,871	1,256	—	—
Real estate related depreciation and amortization	(117,211)	(110,597)	(103,623)	(65,576)	(17,393)
General and administrative expenses	(21,799)	(19,547)	(7,861)	(2,794)	(2,097)
Asset management fees, related party	—	—	(13,426)	(8,901)	(1,525)
Equity in income (losses) of unconsolidated joint ventures, net	2,267	433	(289)	—	—
Impairment losses	(9,047)	—	—	—	—
Loss on contract termination and other Internalization expenses	—	—	(173,248)	—	—
Interest expense	(52,387)	(60,463)	(65,990)	(27,799)	(5,978)
Interest income and other	1,257	4,666	5,361	3,193	1,408
Income taxes	(829)	(1,464)	(1,392)	(210)	(275)
Minority interests	1,908	(59)	22,598	549	—

Income (loss) from continuing operations	$(8,795)	$1,469	$(174,654)	$(13,865)	$(854)

(1)

We believe that net income (loss) excluding impairment losses is useful supplemental information regarding our operating performance as it allows investors to more easily compare our operating results without taking into account the unrelated impairment losses relating to the decrease in value of certain real estate assets and investments in unconsolidated joint venures that we incurred during 2008 primarily in connection with the current economic slow-down in the United States. Additionally, we believe that net income (loss) and net income (loss) per share excluding the loss on contract termination and related Internalization expenses is useful supplemental information regarding our operating performance as it allows investors to more easily compare our operating results without taking into account the significant charge that we incurred in the fourth quarter of 2006 in connection with the internalization of our management (see the additional description of the Internalization in Note 14 to our Consolidated Financial Statements).

(2)

Funds from operations for the year ended December 31, 2008 includes a charge for impairment losses of $10.7 million and Fund from operations for the year ended December 31, 2006 includes a charge for contract termination and related Internalization expenses of $173.2 million.

(3)

We believe that net income, as defined by GAAP is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of December 31, 2008, the Company owned, managed or had under development approximately 75.9 million square feet of assets leased to approximately 850 customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners, and has 7.7 million square feet under development. Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 84% of the outstanding equity interests of our operating partnership as of December 31, 2008. We acquired our first property in June 2003 and currently, our portfolio consists of 373 consolidated operating properties as of December 31, 2008.

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

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing high-quality properties in major distribution markets, and increasing fee revenues from our institutional capital management program. In addition, we may recycle our capital by selling assets, contributing assets to joint ventures, funds or other commingled investment vehicles with institutional partners, and reinvesting the capital in target markets.

We believe near-term operating income from our existing properties will likely decrease as demand for warehouse space declines. The current economic recession is expected to result in a higher level of bankruptcies nationally, which could reduce the demand for leasing space in our business which will result in decreased occupancy and competitive pressure on rental rates. Any increased operating results from operating and development activities may be offset by the loss of income related to tenant bankruptcies or early lease terminations, to other potential impacts of the slowing economy and to property dispositions. As market values decline, we could experience additional impairment losses, decreased sales volume compared to prior years and less attractive pricing for any assets that we do sell, while depressed property values may also present us with attractive buying opportunities.

Although the credit markets continue to be extremely constrained in the real estate sector as a result of the liquidity constraints of major lending institutions and other traditional sources of debt capital, we believe that our sources of capital are adequate to meet our short-term and long-term liquidity requirements over the next few years. We have no major debt maturities until 2010 when a $300 million senior unsecured term loan comes due. However, this senior unsecured term loan can be extended at our option for one year so that we would not have any significant debt maturities until 2011. Additionally, as of December 31, 2008, we had $284.8 million available under our unsecured credit facility and cash and cash equivalents of approximately $19.7 million. These capital resources will be utilized in part to meet our purchase obligations and development project commitments as discussed in “Liquidity and Capital Resources”.

The principal risks to our business plan include:

•

the challenges that we may face as a result of the current economic slow-down, including potential decreased demand for warehouse space, difficulty obtaining financing, tenant bankruptcies, declining real estate values and other challenges;

•	our ability to lease space to customers at rates which provide acceptable returns and credit risks;

•	our ability to sell or contribute assets at prices we find acceptable which generates funding for our business plan;

•	our ability to finance our on-going capital needs, refinance future maturities and the related costs;

•	our ability to locate development opportunities and to successfully develop and lease such properties on time and within budget;

•	our ability to attract institutional partners in our institutional capital management program on terms that we find acceptable;

•	our ability to acquire properties that meet our quantitative and qualitative investment criteria; and

•	our ability to retain and attract talented people.

We believe our investment focus on the largest and most active distribution markets in the United States and Mexico and our monitoring of market and submarket demand and supply imbalances helps mitigate some of these risks.

We also expect the following key trends, once economic conditions stabilize, to affect our industry positively:

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

Inflation

Although the U.S. economy has been experiencing flat to moderately higher inflation rates, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within five years which enables us to replace existing leases with new leases at the then-existing market rate.

Significant Transactions During 2008

Summary of the year ended December 31, 2008

During the year ended December 31, 2008, development activities continued on several properties in Mexico and several of our U.S. target markets. We expanded our presence in Mexico from eight buildings comprised of 0.6 million square feet to 12 buildings comprised of 1.3 million square feet. The following further describes certain significant transactions that occurred during the year ended December 31, 2008.

•	Acquisition Activity

During the year ended December 31, 2008, we acquired three operating properties located in two markets within the United States and one market within Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $23.8 million, which includes acquisitions costs. We also acquired four development properties located in Monterrey, Mexico, comprised of approximately 0.7 million square feet for a total cost of approximately $28.1 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and borrowings under our credit facility.

•	Disposition Activity

During the year ended December 31, 2008, we sold 16 operating properties comprised of approximately 2.6 million square feet to unrelated third parties for gross proceeds of approximately $143.3 million, which resulted in gains of approximately $19.8 million, net of $1.7 million of impairment losses. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture.

•	Institutional Capital Management

TRT-DCT Industrial Joint Venture III—On September 9, 2008, we formed our third joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture III, G.P., (“TRT-DCT Venture III”), on September 9, 2008 with DCTRT. As of December 31, 2008, TRT-DCT Venture III owned approximately $31.0 million of real estate assets. TRT-DCT Venture III is structured and funded in a manner similar to TRT-DCT Venture I as described more fully in Note 4 to our Consolidated Financial Statements. On September 29, 2008, five properties were acquired from an unrelated party by the venture comprised of approximately 0.9 million square feet.

•	Major Development Activities

SCLA—During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. We refer to this joint venture as the SCLA joint venture. Early in 2008, the SCLA joint venture began construction on one building comprised of approximately 1.0 million square feet. Additionally, three buildings comprised of 0.5 million square feet were completed during 2008. As of December 31, 2008, 0.1 million square feet of these buildings had been leased.

Stonefield Industrial, LLC—On May 22, 2008, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Stonefield Industrial, LLC. As of December 31, 2008, the joint venture owned approximately 49 acres in Reno, Nevada with total assets of approximately $8.2 million and $5.3 million in debt.

IDI/DCT Buford, LLC JV—On March 10, 2008, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer whereby we contributed 47 acres in Atlanta, Georgia to the venture. We received cash proceeds of approximately $1.5 million, retained a 75% equity interest in the venture, and recognized a gain on the contribution of the land of approximately $0.3 million. The venture may develop four distribution buildings comprised of approximately 0.6 million square feet. As of December 31, 2008, this joint venture owned approximately $6.3 million of real estate assets.

•	New Long-Term Borrowings

On June 6, 2008, we entered into a term loan agreement (the “Agreement”) with a syndicate of 10 banks pursuant to which we borrowed $300 million in senior unsecured term loans. Loans under the Agreement have a variable interest rate based on either the base rate under the Agreement or LIBOR, at our option, plus a margin that is based on our leverage ratio, as defined by the Agreement. The margins on base rate loans may range from 0% to 0.90%, and the margins on LIBOR-based loans may range from 1.25% to 1.85%. The base rate under the Agreement is defined as the higher of the overnight Federal funds rate plus 0.50% or Bank of America’s prime rate. All loans under the Agreement are scheduled to mature on June 6, 2010, but they can be extended at our option for an additional year. We may prepay loans under the Agreement, in whole or in part, subject to the payment of a prepayment penalty of 0.50% on the prepaid amount, if such prepayment is made prior to March 6, 2009. Additionally, we must pay a fee of 0.15% quarterly in arrears on the average daily unused portion of the loan during such period.

Loans under the Agreement were funded in two tranches. The first $100 million was drawn by us on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million was drawn on October 3, 2008 (the “Second Tranche”) and used to repay borrowings under our credit facility. The Initial Loan has an interest rate based on LIBOR, and we entered into an interest rate swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on our current leverage ratio. The Second Tranche has an interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election, and bears interest at an initial interest rate of 5.50%. We are required to pay interest on the Initial Loan and the Second Tranche monthly until maturity at which time the outstanding balance is due.

The Agreement contains various customary covenants (including, among others, financial covenants with respect to tangible net worth, debt service coverage and unsecured and secured consolidated leverage and covenants relating to dividends and other restricted payments, liens, certain investments and transaction with affiliates) and if we breach any of these covenants, or fail to pay interest or principal on the loans when due, the holders of the loans could accelerate the due date of the entire amount borrowed. The Agreement also contains other customary events of default, which would entitle the holders of the loans to accelerate the due date of the entire amount borrowed, including, among others, change of control events, defaults under certain other obligations of ours and insolvency or bankruptcy events.

During the year ended December 31, 2008, we refinanced maturing debt through a combination of extending existing maturities and new borrowings. We entered into an agreement, which was effective June 9, 2008, to extend the maturity date of $175.0 million of the then outstanding $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%. The remaining $100 million was repaid with the proceeds of our Initial Loan, as described above.

Critical Accounting Policies

General

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Because of adverse conditions that exist in the real estate markets, as well as the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of the Consolidated Financial Statements could change materially during the time span associated with the continued weakened state of these markets. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our financial condition and results of operations that require management’s most difficult, subjective or complex judgments.

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

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, or SFAS No. 141, and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisition Cost

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including asset acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current, weighted average borrowing rates on related construction loans, if appropriate. Pre-development costs to prepare land for its intended use prior to significant construction activities are capitalized and classified as “Construction in progress.” Costs incurred for maintaining and repairing our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to SFAS No. 141. The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related amortization” depending on the nature of the intangible.

We have certain properties which we have acquired or removed from service with the intention to redevelop the building. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution until the date that the redevelopment properties are ready for their intended use or the property held for contribution no longer meets the held for sale criteria under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144.

Real estate, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value.

Depreciation and Useful Lives of Real Estate Assets

We allocate the cost of our real estate assets to asset classes and estimate the related useful lives in order to record depreciation expense. Our ability to accurately allocate the cost of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently held for sale or contribution, in pre-development, being developed or redeveloped until the building is substantially completed and ready for its intended use, not later than one year from cessation of major construction activity.

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets or liabilities generally as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Shorter of lease term or useful life
Lease costs	Lease term
Intangible lease assets and liabilities	Average term of leases for property
Above/below market rent assets/liabilities	Lease term

The table above reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The cost of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting gain or loss, if necessary, is reflected in our Consolidated Statements of Operations during the period in which such sale or retirement occurs. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $1.7 million on an annual basis.

Impairment of Long-Lived Assets and Investments in Unconsolidated Entities

Long-lived assets to be held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144. SFAS No. 144 provides that such an evaluation should be performed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Examples of trigger events include the point at which we deem the long-lived asset to be held for sale or a building remains vacant significantly longer than expected. For long-lived assets that we intend to hold long-term, recoverability is based on the estimated future undiscounted cash flows. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Long lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. The valuation of our long-lived assets is considered a critical accounting estimate because the assessment of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things.

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, or APB No. 18. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decrease in the value of the investment is other-than temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in additional impairment losses recorded in our Consolidated Financial Statements.

Principles of Consolidation

The Company holds interests in both consolidated and unconsolidated joint ventures. We determine consolidation based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46(R)”) or Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). We do not consolidate joint ventures that are variable interest entities as defined under FIN 46(R) where we are not the primary beneficiary. In accordance with AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence, we use the equity method of accounting and our investments in these joint ventures are reported on the Consolidated Balance Sheets in Investments in and advances to unconsolidated joint ventures.

Our judgments with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our Consolidated Financial Statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We have deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities in accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157. Items in this classification include intangible assets and liabilities recorded in compliance with SFAS No. 141.

Pursuant to SFAS No. 157, fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market. SFAS No. 157 does not impose any new fair value requirements but provides guidance on how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements.

SFAS No. 157 emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses forward starting and interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

On a recurring basis, we measure our derivatives at fair value, which was a net liability of $21.5 million as of December 31, 2008. The fair value of these derivatives was determined using Level 2 inputs, as described in SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which expanded the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption of this Statement, we did not elect the fair value option for our existing financial assets and liabilities and therefore adoption of SFAS No. 159 did not have any impact on our Consolidated Financial Statements.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007), or SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We are currently evaluating the application of SFAS No. 141(R) and its effect on our Consolidated Financial Statements which could be material to the extent that we acquire significant amounts of real estate as related acquisition costs will be expensed as incurred compared to our current practice prior to the adoption of SFAS No. 141(R) of capitalizing such costs and amortizing them over their estimated useful lives.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and requires recognition of gains or losses resulting from a change of control. Ownership changes not resulting in a change of control are treated as equity transactions. SFAS No. 160 applies to our fiscal year beginning January 1, 2009, and will be adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Early adoption is prohibited.

The adoption of SFAS No. 160 will result in a reclassification of minority interest to a separate component of total equity and net income attributable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders. Additionally, upon adoption, any future purchase or sale of interest in an entity that results in a change of control may have a material impact on our financial statements as our interest in the entity will be recognized at fair value with gains or losses included in net income. The adoption of SFAS No. 160 is not expected to have a material impact to diluted earnings per share.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We intend to adopt SFAS No. 161 on January 1, 2009.

In June 2008, the FASB issued Emerging Issues Task Force 03-6-1, Participating Securities and the Two Class Method under FASB Statement No. 128, or EITF 03-6-1. The statement provides guidance on the calculation and disclosure of earnings per share. EITF 03-6-1 addresses whether instruments granted in share-based payment transaction are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the application of EITF 03-6-1 and its effect on our Consolidated Financial Statements.

Results of Operations

Summary of the year ended December 31, 2008 compared to the year ended December 31, 2007

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. The Company owns or manages more than 75.9 million square feet of assets leased to approximately 850 corporate customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners. As of December 31, 2008, we consolidated 373 operating properties, 12 development properties and six redevelopment properties. As of December 31, 2007, we consolidated 382 operating properties (15 of which were excluded from continuing operations as they were disposed of as of December 31, 2008) 10 development properties and five redevelopment properties.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the years ended, December 31, 2008 compared to December 31, 2007, respectively (dollar amounts in thousands).

	2008		2007
	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Operating properties in continuing operations: (1)
Number of buildings	218	155	211	156
Square feet (in thousands)	44,331	7,807	43,433	7,858
Occupancy at end of period	93.7%	90.1%	94.4%	90.4%
Segment net assets	$1,819,504	$518,347	$1,842,711	$539,903
Rental revenues	$190,225	$54,673	$192,378	$51,708
Property net operating income (2)	$144,333	$38,461	$148,251	$36,334

(1)

Includes 19 operating properties held for contribution as of December 31, 2007, which are included in continuing operations as they do not meet the criteria to be classified as held for sale, in accordance with SFAS No. 144. As of December 31, 2008, no properties were classified as held for contribution.

(2)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 16 to our Consolidated Financial Statements.

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	December 31, 2008	December 31, 2007 (1)
Property type segments:
Bulk distribution	$1,819,504	$1,842,711
Light industrial and other	518,347	539,903

Total segment net assets	2,337,851	2,382,614
Development and redevelopment assets	174,082	112,847
Assets held for sale or disposed assets	—	113,586
Non-segment assets:
Properties in pre-development including land held	21,074	25,025
Non-segment cash and cash equivalents	13,967	3,316
Other non-segment assets (2)	156,869	141,604

Total Assets	$2,703,843	$2,778,992

(1)	Reflects reclassifications for properties classified as discontinued operations at December 31, 2008.
(2)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the year ended December 31, 2008 compared to the year ended December 31, 2007

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the periods presented totaled 337 buildings comprised of approximately 46.6 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2008	2007	$ Change
Rental Revenues
Same store	$222,284	$221,075	$1,209
2008/2007 acquisitions and dispositions, net	21,672	20,732	940
Development and redevelopment (2)	3,733	3,880	(147)
Revenues related to early lease terminations, net	942	200	742

Total rental revenues	248,631	245,887	2,744

Rental Expenses and Real Estate Taxes
Same store	57,182	54,158	3,024
2008/2007 acquisitions and dispositions, net	4,931	5,316	(385)
Development and redevelopment (2)	2,396	784	1,612

Total rental expenses and real estate taxes	64,509	60,258	4,251

Property Net Operating Income (1)
Same store	165,102	166,917	(1,815)
2008/2007 acquisitions and dispositions, net	16,741	15,416	1,325
Development and redevelopment (2)	1,337	3,096	(1,759)
Revenues related to early lease terminations, net	942	200	742

Total property net operating income	184,122	185,629	(1,507)

Other Income
Institutional capital management and other fees	2,924	2,871	53
Gain on dispositions of real estate assets	255	17,827	(17,572)
Gain on dispositions of non-depreciated real estate	250	12,921	(12,671)
Equity in income (losses) of unconsolidated joint ventures, net	2,267	433	1,834
Interest income and other	1,257	4,666	(3,409)

Total other income	6,953	38,718	(31,765)

Other Expenses
Real estate related depreciation and amortization	117,211	110,597	6,614
General and administrative expenses	21,799	19,547	2,252
Income taxes	829	1,464	(635)
Interest expense	52,387	60,463	(8,076)

Total other expenses	192,226	192,071	155
Impairment losses	(9,047)	—	(9,047)
Minority interests from continuing operations and gains on dispositions of real estate	1,814	(4,869)	6,683
Operating income from discontinued operations	153	2,927	(2,774)
Gain on dispositions of real estate interests, net, classified as discontinued operations	21,487	12,125	9,362
Minority interests from discontinued operations	(3,770)	(2,347)	(1,423)

Net income (loss)	$9,486	$40,112	$(30,626)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 50, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 16 to our Consolidated Financial Statements.

(2)	For comparative purposes, 2007 operating results of certain properties have been reclassified based on their classification as redevelopment properties as of December 31, 2008.

Rental Revenues

Rental revenues increased by $2.7 million, or 1%, for the year ended December 31, 2008 compared to the same period in 2007, primarily as a result of increased base rent per square foot, offset by slightly lower average occupancy, lower acquisition activity and $2.1 million of net revenue from a lease buyout transaction in 2007 where the rent pursuant to the lease was significantly below the market rate. Same store rental revenues increased by approximately $1.2 million, or 1%, for the year ended December 31, 2008 compared to the same period in 2007, primarily due to increased base rent per square foot and higher tenant recovery income, partially offset by lower straight-line rental revenues. Revenues related to early lease terminations increased by $0.7 million for the year ended December 31, 2008 compared to the same period in 2007.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $4.3 million, or 7%, for the year ended December 31, 2008 compared to the same period in 2007, primarily as a result of higher property taxes and increased maintenance costs, both of which are generally recoverable from our tenants, partially offset by lower insurance costs. Additionally, we recorded $0.8 million of bad debt expense during the year ended December 31, 2008, primarily related to a tenant bankruptcy, compared to $1.0 million during the same period for 2007. Other non-recoverable expenses increased approximately $1.5 million during the year ended December 31, 2008 compared to the same period in 2007 primarily related to legal expenses. Same store rental expenses and real estate taxes increased by approximately $3.0 million, or 6%, for the year ended December 31, 2008 compared to the same period in 2007, also primarily related to increased higher property taxes and maintenance costs.

Other Income

Other income decreased by approximately $31.8 million for the year ended December 31, 2008 compared to the same period in 2007, primarily as a result of a decrease of approximately $30.2 million in gains related to dispositions of real estate interests reported in continuing operations and by a decrease in interest income of $3.4 million, of which $1.8 million was due to realized gains recorded during 2007 on the settlement of a forward-starting interest rate swap.

Other Expenses

Real estate related depreciation and amortization increased by approximately $6.6 million for the year ended December 31, 2008 as compared to the same period in 2007, primarily due to the reclassification of our held for contribution assets as operating assets. The decrease in interest expense of approximately $8.1 million is primarily attributable to the lower outstanding balance of our financing obligations during the year ended December 31, 2008 compared to the same period in 2007, and decreases in the average LIBOR rate during the year ended December 31, 2008 compared to the same period in 2007. General and administrative expenses increased by approximately $2.3 million, for the year ended December 31, 2008, primarily due to higher compensation costs due to increased headcount and share-based compensation expenses, partially offset by increased capitalization of overhead to various development and leasing activities.

Impairment

During the year ended December 31, 2008, impairment losses of $4.3 million related to real estate assets held for use and impairment losses of $4.7 million on our investments in unconsolidated joint ventures were recorded. No such impairment losses were recorded during 2007.

Minority Interests

Approximately 16% and 18% of our operating partnership was owned by OP unitholders as of December 31, 2008 and 2007, respectively (see Note 9 to our Consolidated Financial Statements for additional information).

Discontinued Operations

During the year ended December 31, 2008, 16 properties were sold for a total gain of $21.5 million compared to five properties sold with a total gain of $12.1 million during the year ended December 31, 2007. Income for the properties included in discontinued operations decreased $2.8 million period over period primarily due to $1.7 million of impairment losses recorded on the assets sold.

Summary of the year ended December 31, 2007 compared to the year ended December 31, 2006

As of December 31, 2007, we consolidated 382 operating properties (15 of which are excluded from continuing operations as they were disposed of as of December 31, 2008), 10 development properties and five redevelopment properties. As of December 31, 2006, we consolidated 379 operating properties (18 of which are excluded from continuing operations as they were disposed of as of December 31, 2008) and three development properties. The average square feet in our continuing operations portfolio for the year ended December 31, 2007 increased by approximately 5.3 million to 51.3 million compared to 53.8 million for the same period in 2006 which contributed to the increase in revenues and operating expenses.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the years ended, December 31, 2007 compared to December 31, 2006, respectively (dollar amounts in thousands).

	2007		2006
	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Operating properties in continuing operations (1):
Number of buildings	211	156	213	148
Square feet (in thousands)	43,433	7,858	46,605	7,208
Occupancy at end of period	94.4%	90.4%	93.2%	89.4%
Segment net assets	$1,842,711	$539,903	$2,036,971	$511,049
Rental revenues	$192,378	$51,708	$169,492	$40,064
Property net operating income (2)	$148,251	$36,334	$133,188	$28,546

(1)

Includes 19 operating properties held for contribution as of December 31, 2007, which are included in continuing operations as they do not meet the criteria to be classified as held for sale, in accordance with SFAS No. 144. As of December 31, 2006, four properties were classified as held for contribution.

(2)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 50, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 16 to our Consolidated Financial Statements.

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands).

	December 31, 2007 (1)	December 31, 2006 (1)
Property type segments:
Bulk distribution	$1,842,711	$2,036,971
Light industrial and other	539,903	511,049

Total segment net assets	2,382,614	2,548,020
Development and redevelopment assets	112,847	10,956
Assets held for sale or disposed assets	113,586	164,147
Non-segment assets:
Properties in pre-development including land held	25,025	30,863
Non-segment cash and cash equivalents	3,316	3,361
Other non-segment assets (2)	141,604	90,877

Total Assets	$2,778,992	$2,848,224

(1)	Reflects reclassifications for properties classified as discontinued operations at December 31, 2008.
(2)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs

Comparison of the year ended December 31, 2007 compared to the year ended December 31, 2006

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the periods presented totaled 239 buildings comprised of approximately 35.9 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2007	2006	$ Change
Rental Revenues
Same store	$162,990	$159,543	$3,447
2007/2006 acquisitions and dispositions, net	76,991	48,242	28,749
Development and redevelopment (2)	1,800	1,499	301
Held for contribution	3,906	567	3,339
Revenues related to early lease terminations, net	200	—	200

Total rental revenues	245,887	209,851	36,036

Rental Expenses and Real Estate Taxes
Same store	39,544	36,572	2,972
2007/2006 acquisitions and dispositions, net	19,007	10,514	8,493
Development and redevelopment (2)	758	618	140
Held for contribution	949	187	762

Total rental expenses and real estate taxes	60,258	47,891	12,367

Property Net Operating Income (1)
Same store	123,446	122,971	475
2007/2006 acquisitions and dispositions, net	57,984	37,728	20,256
Development and redevelopment (2)	1,042	881	161
Held for contribution	2,957	380	2,577
Revenues related to early lease terminations, net	200	—	200

Total property net operating income	185,629	161,960	23,669

Other Income
Institutional capital management and other fees	2,871	1,256	1,615
Gain on dispositions of real estate assets	17,827	5,166	12,661
Gain on dispositions of non-depreciated real estate	12,921	4,243	8,678
Equity in income (losses) of unconsolidated joint ventures, net	433	(289)	722
Interest income and other	4,666	5,361	(695)

Total other income	38,718	15,737	22,981

Other Expenses
Real estate related depreciation and amortization	110,597	103,623	6,974
General and administrative expenses	19,547	7,861	11,686
Asset management fees, related party	—	13,426	(13,426)
Loss on contract termination and other related expenses	—	173,248	(173,248)
Income taxes	1,464	1,392	72
Interest expense	60,463	65,990	(5,527)

Total other expenses	192,071	365,540	(173,469)
Minority interests from continuing operations and gains on dispositions of real estate	(4,869)	22,250	(27,119)
Operating income from discontinued operations	2,927	2,284	643
Gain on dispositions of real estate interests, net, classified as discontinued operations	12,125	5,187	6,938
Minority interests from discontinued operations	(2,347)	(851)	(1,496)

Net income (loss)	$40,112	$(158,973)	$199,085

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 50, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 16 to our Consolidated Financial Statements.

(2)	For comparative purposes, operating results of certain properties have been reclassified based on their classification as redevelopment properties as of December 31, 2008.

Rental Revenues

Rental revenues increased by approximately $36.0 million, or 17%, for the year ended December 31, 2007 compared to the same period in 2006, primarily as a result of the net increase in operating properties due to acquisitions, increased base rent per square foot and increased average occupancy. Our net increase in operating properties was primarily related to our purchase, on June 9, 2006, of a portfolio of 78 buildings comprised of approximately 7.9 million square feet located in eight markets (collectively referred to as the Cal TIA Portfolio). Upon acquisition, this portfolio was 92.2% occupied and its operations were only included in our consolidated operations from the acquisition date forward. Additionally, tenant recovery income increased by $11.0 million for the year ended December 31, 2007 compared to the same period in 2006 primarily due to the increased number of operating properties. Same store rental revenues increased by approximately $3.4 million, or 2%, for the year ended December 31, 2007 compared to the same period in 2006 primarily due to increased base rent per square foot and tenant recovery income, offset in part by slightly lower average occupancy. Revenues during the year ended December 31, 2007 included $2.1 million of net revenue from a lease buyout transaction where the rent pursuant to the lease was significantly below the market rate.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $12.4 million, or 26%, for the year ended December 31, 2007 compared to the same period in 2006, primarily as a result of the increased number of operating properties, as well as higher insurance costs, increased maintenance costs due to winter weather, and higher asset management fees, all of which are generally recoverable from our tenants. Same store rental expenses and real estate taxes increased by approximately $3.0 million, or 8%, for the year ended December 31, 2007 as compared to the same period in 2006, also primarily related to higher insurance costs, increased maintenance costs due to winter weather, and higher asset management fees. Additionally, expenses that are generally not recoverable from our tenants increased approximately $1.4 million.

Other Income

Other income increased by approximately $23.0 million for the year ended December 31, 2007 as compared to the same period in 2006, primarily as a result of an increase of approximately $21.3 million in gains related to dispositions of real estate interests reported in continuing operations and increased institutional capital management and other fees of $1.6 million, offset by a decrease in interest income of $0.7 million due to lower average cash balances. During the year ended December 31, 2007, we disposed of 19 operating properties comprised of approximately 5.9 million square feet, and one development property comprised of approximately 0.5 million square feet. Additionally, upon settlement of a $275.0 million forward-starting swap (see additional discussion in Note 6 to our Consolidated Financial Statements), we recorded a gain of approximately $1.8 million, offset by approximately $0.6 million related to ineffectiveness in “Interest income and other” for the year ended December 31, 2007.

Other Expenses

Real estate related depreciation and amortization increased by approximately $7.0 million for the year ended December 31, 2007 as compared to the same period in 2006, primarily related to increased average depreciable asset balances due to acquisitions, and by increased depreciation expense related to a reduction of the estimated useful lives of certain buildings. The increase in general and administrative expenses of $11.7 million and the decrease in asset management fees of $13.4 million are primarily attributable to the internalization of our management in October 2006, for which we also recognized a one-time charge of $173.2 million during the year ended December 31, 2006. The decrease in interest expense of approximately $5.5 million is primarily attributable to the lower outstanding balance of our financing obligations during the year ended December 31, 2007 compared to the same period in 2006.

Income from Discontinued Operations

Income from discontinued operations increased primarily due to the $12.1 million gain recognized from the sale of properties to unrelated third parties during the year ended December 31, 2007, compared to the $5.2 million gain recognized for the year ended December 31, 2006.

Minority Interest

Approximately 18% of our operating partnership was owned by OP unitholders as of December 31, 2007 compared to approximately 12% as of December 31, 2006 primarily due to issuance of OP Units to unrelated third-party investors in connection with our operating partnership’s private placement (see Note 8 to our Consolidated Financial Statements for additional information).

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

In addition, we may engage in future offerings of common stock or other securities. Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, regular quarterly equityholder distributions, capital expenditures at our properties, development funding requirements, forward purchase commitments (as more fully described below) and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Although the credit markets continue to be extremely constrained in the real estate sector as a result of the liquidity constraints of major lending institutions and other traditional sources of debt capital, we believe that our sources of capital are adequate to meet our short-term and long-term liquidity requirements over the next few years. We expect these resources will be adequate to fund our operating activities, debt service obligations and equityholder distributions and will be sufficient to fund our ongoing acquisition and development activities as well as to provide capital for investment in future development and other joint ventures along with additional potential forward purchase commitments. We have no major debt maturities until 2010 when a $300 million senior unsecured term loan comes due. However, this senior unsecured term loan can be extended at the Company’s option for one year so that we would not have any significant debt maturities until 2011. As of December 31, 2008, we had purchase obligations of $33.7 million and our estimated construction costs to complete current development projects was approximately $57.7 million of which only $8.5 million is legally committed, and $284.8 million available under our unsecured credit facility and cash and cash equivalents of approximately $19.7 million.

Cash Flows

Year ended December 31, 2008 compared to year ended December 31, 2007

During the year ended December 31, 2008 compared to the same period in 2007, our cash provided by operating activities increased $11.4 million, from $116.9 million to $128.3 million, primarily related to lower interest payments and higher operating cash distributions from our institutional capital joint ventures, offset by the change in operating assets and liabilities, which provided approximately $2.0 million less cash for the year ended December 31, 2008 compared to the same period in 2007. The primary source of operating cash flows, our operating property income, remained flat for the year ended December 31, 2008 compared to the same period in 2007.

During the year ended December 31, 2008, our cash used by investing activities increased compared to the same period in 2007 by approximately $38.6 million, from $3.7 million to $42.3 million. We received $218.1 million less proceeds from the disposition of real estate investments, spent $45.3 million more on capital expenditures related to our industrial properties and received $33.9 million less in distributions from our investments in our unconsolidated joint ventures during the year ended December 31, 2008 compared to the same period in 2007. Offsetting these items, we spent $151.9 million and $78.1 million less on acquisitions of real estate and investments in unconsolidated joint ventures, respectively, and used approximately $25.2 million less related to notes receivable for the year ended December 31, 2008 compared to the same period in 2007.

During the year ended December 31, 2008, we used $9.3 million less cash for financing activities compared to the same period in 2007 primarily related to net increased debt borrowings of $16.2 million and $4.7 million less cash used for the redemption of OP Units. Offsetting these items, we paid higher distributions to our equityholders of $6.4 million and spent $6.1 million more to settle hedging derivatives.

Year ended December 31, 2007 compared to year ended December 31, 2006

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

During the year ended December 31, 2007, we used $106.1 million for financing activities compared to $805.4 million provided by financing activities during the same period in 2006. We raised approximately $354.2 million from our common stock offerings in 2006 and issued $425.0 million in unsecured debt. In 2007, our cash distributions to our equityholders increased by $85.1 million for the year ended December 31, 2007 compared to the same period in 2006 related to the increase in common stock and OP Units outstanding as of December 31, 2007

Common Stock

As of December 31, 2008, approximately 175.1 million shares of common stock were issued and outstanding. The net proceeds from the sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

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

Forward Purchase Commitment

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales (“Nexxus”) to acquire six newly constructed buildings totaling approximately 859,000 square feet. The six buildings are located on separate development sites in four submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligated us to acquire each of the facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. During 2007, we sold our interests in one of the six buildings and acquired one of the remaining five buildings, and during 2008, we sold our interests in one of the buildings, acquired the two buildings and terminated the remaining forward purchase agreement.

During the year ended December 31, 2008, we entered into similar forward purchase commitments for four buildings with Nexxus and provided four letters of credit totaling $21.4 million. We acquired one of these buildings during 2008 and closing on the remaining three buildings is expected to occur in 2009.

Distributions

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. We currently pay an annualized distribution rate of $0.32 per share or OP unit. We believe this level to be appropriate and sustainable based upon the evaluation of existing assets within our portfolio, anticipated acquisitions and dispositions, projected levels of additional capital to be raised, debt to be incurred in the future and our anticipated results of operations. During November 2008, our board of directors declared a $0.08 per share quarterly cash dividend, which reflected a reduction of the quarterly dividend rate from $0.16 to $0.08 per share, which will reduce quarterly cash distributions by approximately $16.6 million initially.

During the year ended December 31, 2008, our board of directors declared distributions to stockholders totaling approximately $117.0 million, including distributions to OP unitholders. During the same period of 2007, our board of directors declared distributions to stockholders totaling approximately $129.4 million, including distributions to OP unitholders. During the year ended December 31, 2008, we paid distributions using existing cash balances, cash provided by operations and borrowings under our credit facility.

Outstanding Indebtedness

As of December 31, 2008, our outstanding indebtedness of $1.2 billion consisted of mortgage notes and senior unsecured notes and an unsecured revolving credit facility, excluding $141.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2007, our outstanding indebtedness consisted of mortgage debt, unsecured notes and an unsecured revolving credit facility and totaled approximately $1.2 billion, excluding $86.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2008, the historical cost of our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our mortgage debt was approximately $1.2 billion. As of December 31, 2007, the total historical cost of our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our fixed rate mortgage debt was approximately $1.3 billion. Our debt has various covenants with which we were in compliance as of December 31, 2008 and 2007.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service excluding principal maturities. During the years ended December 31, 2008 and 2007, our debt service, including principal and interest, totaled $233.0 million and $76.1 million, respectively.

To manage the interest rate risk associated with forecasted refinancing of our fixed-rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. As of December 31, 2008, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap (1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap (2)	$26,000	5.364%	1/2010	4/2010
Forward-starting swap (2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA
(2)	The counterparty is PNC Bank, NA

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. At December 31, 2008, this facility was undrawn and after giving effect for our outstanding centers letters of credit we had $284.8 million available. At December 31, 2007, the outstanding balance under this facility was $82.0 million.

Debt Issuances

On June 6, 2008, we entered into a term loan agreement (the “Agreement”) with a syndicate of 10 banks pursuant to which the Company could borrow up to $300 million in senior unsecured term loans. Loans under the Agreement have a variable interest rate based on either the base rate under the Agreement or LIBOR, at the Company’s option, plus a margin that is based on the Company’s leverage ratio, as defined by the Agreement. The margins on base rate loans may range from 0% to 0.90%, and the margins on LIBOR-based loans may range from 1.25% to 1.85%. The base rate under the Agreement is defined as the higher of the overnight Federal funds rate plus 0.50% or Bank of America N.A.’s prime rate. All loans under the Agreement are scheduled to mature on June 6, 2010, but they can be extended at the Company’s option for an additional year. The Company may prepay loans under the Agreement, in whole or in part, subject to the payment of a prepayment penalty of 0.50% on the prepaid amount, if such prepayment is made prior to March 6, 2009. Additionally, the Company must pay a fee of 0.15% quarterly in arrears on the average daily unused portion of the loan during such period.

Loans under the Agreement were funded in two tranches. The first $100 million was drawn by the Company on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million was drawn on October 3, 2008 (the “Second Tranche”) and used to repay borrowings under our credit facility. The Initial Loan has an interest rate based on LIBOR, and the Company has entered into an interest rate swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on the Company’s current leverage ratio. (See Note 6 for additional information regarding our hedging transactions.) The Second Tranche has an interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election, which for the year ended December 31, 2008 had an effective interest rate of 2.58%. The Company is required to pay interest monthly until maturity, at which time the outstanding balance is due.

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

During the year ended December 31, 2008, we refinanced maturing debt through a combination of extending existing maturities and new borrowings. We entered into an agreement, which was effective June 9, 2008, to extend the maturity date of $175.0 million of the then outstanding $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%. The remaining $100 million was repaid with the proceeds of our Initial Loan, as described above.

During the year ended December 31, 2008, we had no debt assumptions. During the year ended December 31, 2007, we assumed secured, non-recourse notes with an outstanding balance of approximately $15.2 million in connection with two property acquisitions. These assumed notes bear interest at fixed rates ranging from 5.75% to 6.04% and require monthly payments of principal and interest. The maturity dates of the assumed notes range from January 2013 to August 2025. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a discount of approximately $418,000, which is amortized to interest expense over the remaining life of the underlying notes. Additionally, during the year ended December 31, 2007, we contributed a property with an outstanding note balance of approximately $5.6 million, which was assumed by the joint venture.

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2008 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
2009	$—		$7,700	$—	$7,700
2010	300,000	(1)	58,510	—	358,510
2011	50,000		230,235	—	280,235
2012	—		169,848	—	169,848
2013	175,000		41,147	—	216,147
Thereafter	100,000		63,104	—	163,104

Total	$625,000		$570,544	$—	$1,195,544

(1)	In June 2008, DCT closed a two-year $300 million senior unsecured term loan that can be extended for one year at the Company’s option.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2008, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest	$1,195,544	$7,700	$638,746	$385,995	$163,103
Operating lease commitments	1,519	514	1,005	—	—
Ground lease commitments (2)	6,778	196	637	452	5,493
Purchase obligations (3)	23,774	22,174	1,600	—	—

Total	$1,227,615	$30,584	$641,988	$386,447	$168,596

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
(3)

Includes forward purchase commitments of $15.2 million which are secured by letters of credit, as discussed on page 59. Our estimated construction costs to complete current development projects is approximately $57.7 million of which $8.5 million is legally committed and included in the above table.

Off-Balance Sheet Arrangements

As of December 31, 2008 and December 31, 2007, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

Letters of Credit

We have $15.2 million of outstanding letters of credit in connection with forward purchase commitments for three industrial properties in Monterrey, Nuevo Leon, Mexico. See page 59 for further discussion regarding the forward purchase commitments.

Investments in Unconsolidated Joint Ventures

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $69.2 million in construction financing as of December 31, 2008. In the event the guarantor partner is required to satisfy the guaranty, DCT has indemnified its venture partner for our proportionate share of the guarantee. The guarantee remains outstanding until the construction financing is satisfied.

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above. As of December 31, 2008, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $141.5 million, which includes the $69.2 million related to construction financing discussed above.

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the years ended December 31, 2008 and 2007, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2008 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2008, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap (1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap (2)	$26,000	5.364%	1/2010	4/2010
Forward-starting swap (2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA
(2)	The counterparty is PNC Bank, NA

As of December 31, 2008, derivatives with a negative fair value of $21.5 million were included in “Other liabilities” in our Consolidated Balance Sheet. As of December 31, 2007, derivatives with a negative fair value of $4.4 million were included in “Other liabilities” in our Consolidated Balance Sheets. For the year ended December 31, 2008, a loss of $0.2 million was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. For the year ended December 31, 2007, a loss of $0.3 million was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. Additionally, two forward swaps no longer qualified for hedge accounting. These swaps were settled on April 29, 2008 with no earnings impact.

The net liabilities associated with these derivatives would increase approximately $1.3 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of December 31, 2008.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2008, we had approximately $225.2 million of variable rate debt outstanding indexed to LIBOR rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10%, our interest expense for the year ended December 31, 2008 would have increased by approximately $1.2 million. Additionally, if weighted average interest rates on our fixed rate debt were to change by 1% due to refinancing, interest expense would change by approximately $9.1 million during the year ended December 31, 2008.

As of December 31, 2008, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARTY DATA

See “Index to Financial Statements” on Page 71 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2008, the end of the period covered by this annual report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2008, management conducted an assessment of the internal control over financial reporting reflected in the financial statements, based upon criteria established in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

DCT Industrial Trust Inc.:

We have audited DCT Industrial Trust Inc.’s internal control over financial reporting as of December 31, 2008, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DCT Industrial Trust Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DCT Industrial Trust Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of DCT Industrial Trust Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2008, and our report dated February 27, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Denver, Colorado

February 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page 71 are filed as a part of this report.

2. Financial Statement Schedules.

The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on Page 71. All other financial statement schedules are not applicable.

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

Date: March 2, 2009

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WATTLES	Executive Chairman and Director	March 2, 2009
Thomas G. Wattles

/s/ PHILIP L. HAWKINS Philip L. Hawkins	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ STUART B. BROWN Stuart B. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2009

/s/ PHILLIP R. ALTINGER	Director	March 2, 2009
Phillip R. Altinger

/s/ THOMAS F. AUGUST	Director	March 2, 2009
Thomas F. August

/s/ JOHN S. GATES, JR.	Director	March 2, 2009
John S. Gates, Jr.

/s/ TRIPP H. HARDIN, III	Director	March 2, 2009
Tripp H. Hardin, III

/s/ JAMES R. MULVIHILL	Director	March 2, 2009
James R. Mulvihill

/s/ JOHN C. O’KEEFFE	Director	March 2, 2009
John C. O’Keeffe

/s/ BRUCE L. WARWICK	Director	March 2, 2009
Bruce L. Warwick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DCT Industrial Trust Inc.:

We have audited the accompanying consolidated balance sheet of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2008. Our audit also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DCT Industrial Trust Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DCT Industrial Trust Inc.:

We have audited the accompanying consolidated balance sheet of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 29, 2008, except as to the 2007 and 2006 information in paragraph 8 of note 3, paragraph 20 of note 4, paragraph 5 of note 9, notes 11, 16, and 17, which are as of February 27, 2009

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31, 2008	December 31, 2007
ASSETS
Land	$511,730	$519,584
Buildings and improvements	2,112,853	2,139,961
Intangible lease assets	182,508	188,079
Construction in progress	90,770	35,282

Total Investment in Properties	2,897,861	2,882,906
Less accumulated depreciation and amortization	(417,404)	(310,691)

Net Investment in Properties	2,480,457	2,572,215
Investments in and advances to unconsolidated joint ventures	125,452	102,750

Net Investment in Real Estate	2,605,909	2,674,965
Cash and cash equivalents	19,681	30,481
Notes receivable	30,387	27,398
Deferred loan costs, net	5,098	6,173
Straight-line rent and other receivables	31,747	26,879
Other assets, net	11,021	13,096

Total Assets	$2,703,843	$2,778,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$35,193	$31,267
Distributions payable	16,630	32,994
Tenant prepaids and security deposits	17,601	13,896
Other liabilities	26,472	8,117
Intangible lease liability, net	6,813	9,022
Line of credit	—	82,000
Senior unsecured notes	625,000	425,000
Mortgage notes	574,634	649,568
Financing obligations	—	14,674

Total Liabilities	1,302,343	1,266,538

Minority interests	281,489	349,782
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 175,141,387 and 168,379,863 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	1,751	1,684
Additional paid-in capital	1,657,923	1,593,165
Distributions in excess of earnings	(513,040)	(426,210)
Accumulated other comprehensive loss	(26,623)	(5,967)

Total Stockholders’ Equity	1,120,011	1,162,672

Total Liabilities and Stockholders’ Equity	$2,703,843	$2,778,992

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share information)

	2008	2007	2006
REVENUES:
Rental revenues	$248,631	$245,887	$209,851
Institutional capital management and other fees	2,924	2,871	1,256

Total Revenues	251,555	248,758	211,107

OPERATING EXPENSES:
Rental expenses	31,295	29,294	22,089
Real estate taxes	33,214	30,964	25,802
Real estate related depreciation and amortization	117,211	110,597	103,623
General and administrative	21,799	19,547	7,861
Impairment losses	4,314	—	—
Asset management fees, related party	—	—	13,426

Total Operating Expenses	207,833	190,402	172,801

Operating Income	43,722	58,356	38,306

OTHER INCOME AND EXPENSE:
Equity in income (losses) of unconsolidated joint ventures, net	2,267	433	(289)
Impairment losses on investments in unconsolidated joint ventures	(4,733)	—	—
Loss on contract termination and related Internalization expenses	—	—	(173,248)
Interest expense	(52,387)	(60,463)	(65,990)
Interest income and other	1,257	4,666	5,361
Income taxes	(829)	(1,464)	(1,392)

Income (Loss) Before Minority Interest	(10,703)	1,528	(197,252)
Minority interest	1,908	(59)	22,598

Income (Loss) From Continuing Operations	(8,795)	1,469	(174,654)
Income from discontinued operations	17,870	12,705	6,620

Income (Loss) Before Gain On Dispositions Of Real Estate Interests	9,075	14,174	(168,034)
Gain on dispositions of real estate interests, net of minority interest	411	25,938	9,061

NET INCOME (LOSS)	$9,486	$40,112	$(158,973)

INCOME (LOSS) PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$(0.05)	$0.01	$(1.16)
Income from discontinued operations	0.11	0.08	0.04
Gain on dispositions of real estate interests, net of minority interests	0.00	0.15	0.06

Net Income (Loss)	$0.06	$0.24	$(1.06)

INCOME (LOSS) PER COMMON SHARE–DILUTED:
Income (Loss) From Continuing Operations	$(0.05)	$0.01	$(1.16)
Income from discontinued operations	0.11	0.08	0.04
Gain on dispositions of real estate interests, net of minority interests	0.00	0.15	0.06

Net Income (Loss)	$0.06	$0.24	$(1.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	171,695	168,358	150,320

Diluted	171,695	200,823	150,320

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2005	133,207	1,332	1,235,156	(100,888)	(2,789)	1,132,811
Comprehensive loss:
Net loss	—	—	—	(158,973)	—	(158,973)
Net unrealized loss on cash flow hedging derivatives	—	—	—	—	(9,302)	(9,302)
Amortization of cash flow hedging derivatives	—	—	—	—	632	632

Comprehensive loss						(167,643)
Issuance of common stock, net of offering costs	36,478	365	373,429	—	—	373,794
Redemption of common stock	(1,330)	(13)	(12,898)	—	—	(12,911)
Amortization of stock-based compensation	—	—	121	—	—	121
Distributions on common stock	—	—	—	(98,145)	—	(98,145)

Balance as of December 31, 2006	168,355	$1,684	$1,595,808	$(358,006)	$(11,459)	$1,228,027

Cumulative impact of change in accounting for uncertainty in income taxes (FIN 48 – see Note 2)	—	—	—	(500)	—	(500)
Comprehensive income:
Net income	—	—	—	40,112	—	40,112
Net unrealized gain on cash flow hedging derivatives	—	—	—	—	4,558	4,558
Settled hedges					327	327
Amortization of cash flow hedging derivatives	—	—	—	—	607	607

Comprehensive income						45,604
Issuance of common stock, net of offering costs	25	—	(1,437)	—	—	(1,437)
Amortization of stock-based compensation	—	—	675	—	—	675
Premium related to redemptions of OP Units	—	—	(1,881)	—	—	(1,881)
Distributions on common stock	—	—	—	(107,816)	—	(107,816)

Balance as of December 31, 2007	168,380	$1,684	$1,593,165	$(426,210)	$(5,967)	$1,162,672

Comprehensive income:
Net income	—	—	—	9,486	—	9,486
Net unrealized losses on cash flow hedging derivatives	—	—	—	—	(21,118)	(21,118)
Realized losses related to hedging activities					(385)	(385)
Amortization of cash flow hedging derivatives	—	—	—	—	847	847

Comprehensive income						(20,656)
Issuance of common stock, net of offering costs	6,761	67	54,384	—	—	54,451
Amortization of stock-based compensation	—	—	1,203	—	—	1,203
Discount related to redemptions of OP Units	—	—	9,171	—	—	9,171
Distributions on common stock	—	—	—	(96,316)	—	(96,316)

Balance as of December 31, 2008	175,141	$1,751	$1,657,923	$(513,040)	$(26,623)	$1,120,011

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$9,486	$40,112	$(158,973)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	1,955	7,216	(21,399)
Real estate related depreciation and amortization	119,604	115,465	111,792
Gain on dispositions of real estate interests	(21,771)	(27,738)	(10,352)
Gain on dispositions of non-depreciated real estate	(219)	(15,135)	(4,244)
(Gain) loss on hedging activities	157	(1,458)	11
Distributions of earnings from unconsolidated joint ventures	3,820	1,432	377
Equity in income (losses) of unconsolidated joint ventures, net	(2,267)	(433)	289
Stock-based compensation and other	4,866	(6,447)	(1,589)
Impairment losses	10,746	—	—
Loss on contract termination and related Internalization	—	—	173,248
Changes in operating assets and liabilities:
Other receivables and other assets	(3,693)	(1,111)	(2,229)
Accounts payable, accrued expenses and other liabilities	5,665	5,046	4,783

Net cash provided by operating activities	128,349	116,949	91,714

INVESTING ACTIVITIES:
Real estate acquisitions	(59,206)	(222,811)	(1,058,880)
Capital expenditures and development activities	(101,910)	(56,634)	(87,425)
Decrease (increase) in deferred acquisition costs and deposits	66	11,776	(11,342)
Proceeds from dispositions of real estate investments	135,932	354,065	265,593
Investments in unconsolidated joint ventures	(32,973)	(111,062)	(38,041)
Purchase of minority interest in consolidated affiliate	—	—	(39,123)
Distributions from investments in unconsolidated joint ventures	5,586	39,477	—
Originations of notes receivable	(500)	(18,256)	(1,200)
Repayments of notes receivable	7,461	62	1,568
Other investing activities	3,227	(287)	89

Net cash used in investing activities	(42,317)	(3,670)	(968,761)

FINANCING ACTIVITIES:
Net (repayments) proceeds from lines of credit	(82,000)	47,722	34,262
Proceeds from issuance of unsecured notes	200,000	—	425,000
Principal payments on mortgage notes	(73,394)	(13,331)	(17,673)
Proceeds from issuance of financing obligations	—	—	121,322
Principal payments on financing obligations	(5)	(6,005)	(12,349)
Increase in deferred loan costs	(1,986)	(141)	(1,490)
Increase in deferred loan costs – financing obligations	—	—	(12,297)
Proceeds from sale of common stock	—	—	354,202
Offering costs for issuance of common stock and OP Units	(125)	(3,061)	(28,349)
Redemption of common stock	—	—	(16,802)
Redemption of OP Units	(1,507)	(6,190)	—
Settlement of cash flow hedging derivative	(4,584)	1,544	—
Distributions to common stockholders	(109,248)	(107,540)	(39,101)
Distributions to minority interests	(24,159)	(19,431)	(2,728)
Contributions from minority interests	176	325	1,442

Net cash provided by (used in) financing activities	(96,832)	(106,108)	805,439

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,800)	7,171	(71,608)
CASH AND CASH EQUIVALENTS, beginning of period	30,481	23,310	94,918

CASH AND CASH EQUIVALENTS, end of period	$19,681	$30,481	$23,310

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$61,674	$68,832	$65,189
Redemption of OP Units settled in shares of common stock	$63,674	$—	$—
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 8)	$14,669	$156,222	$73,107
Issuance of notes receivable in connection with real estate acquisitions	$9,950	$—	$—
Amount issued in common stock pursuant to the distribution reinvestment plan	$—	$—	$51,726
Issuance of OP Units related to Internalization (See Note 14)	$—	$—	$169,975
Assumption of debt in connection with purchase of TIC Interests (see Note 8)	$—	$14,886	$—
Assumption of secured debt in connection with real estate acquired	$—	$15,172	$18,112

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

As of December 31, 2008, we owned interests in or managed, 450 industrial real estate buildings comprised of approximately 75.9 million square feet. Our portfolio of consolidated operating properties included 373 industrial real estate buildings, which consisted of 218 bulk distribution properties, 113 light industrial properties and 42 service center properties comprised of approximately 52.1 million square feet. Our portfolio of 373 consolidated operating properties was 93.2% occupied as of December 31, 2008. As of December 31, 2008, we also consolidated 12 development properties and six redevelopment properties. In addition, as of December 31, 2008, we had ownership interests ranging from 4% to 20% in unconsolidated institutional joint ventures, or funds, that owned 45 properties comprised of approximately 14.1 million square feet, and investments in three unconsolidated operating properties and ten unconsolidated development joint venture properties.

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation.

Our Consolidated Financial Statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, its wholly-owned qualified REIT and taxable REIT subsidiaries, our operating partnership and our consolidated joint ventures, in which we have a controlling interest. Third-party equity interests in our operating partnership and consolidated joint ventures are reflected as minority interests in the Consolidated Financial Statements. We also have non-controlling partnership interests in unconsolidated institutional capital management joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

All square feet amounts disclosed in the following notes to the Consolidated Financial Statements are unaudited.

Principles of Consolidation

The Company holds interests in both consolidated and unconsolidated joint ventures. We determine consolidation based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46(R)”) or Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). We do not consolidate joint ventures that are variable interest entities as defined under FIN 46(R) where we are not the primary beneficiary. In accordance with AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence, we use the equity method of accounting and our investments in these joint ventures are reported on the Consolidated Balance Sheets in Investments in and advances to unconsolidated joint ventures.

Our judgments with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our Consolidated Financial Statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Reclassifications

Certain items in our Consolidated Financial Statements for 2007 and 2006 have been reclassified to conform to the 2008 presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of adverse conditions that exist in the real estate markets, as well as the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of the Consolidated Financial Statements could change materially during the time span associated with the continued weakened state of these markets.

Investment in Real Estate, Valuation and Allocation of Real Estate Acquisition Costs

We capitalize direct costs associated with, and incremental to, the acquisition, development, redevelopment or improvement of real estate, including asset acquisition costs and leasing costs as well as direct internal costs, if appropriate. Costs associated with acquisition or development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current, weighted average borrowing rates on related construction loans, if appropriate. Pre-development costs to prepare land for its intended use prior to significant construction activities are capitalized and classified as “Construction in progress.” Costs incurred for maintaining and repairing our real estate, which do not extend the life of our assets, are expensed as incurred.

Upon acquisition, the total cost of a property is allocated to land, building, building and land improvements, tenant improvements and intangible lease assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS No. 141, the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The allocation of the total cost of a property to an intangible lease asset includes the value associated with in-place leases that may include leasing commissions, legal and other costs. In addition, the allocation of the total cost of a property requires allocating costs to an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities will be amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related amortization” depending on the nature of the intangible.

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

Real estate, including land, building, building and land improvements, tenant improvements and leasing costs, and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value.

Depreciation and Useful Lives of Real Estate Assets

We allocate the cost of our real estate assets to asset classes and estimate the related useful lives in order to record depreciation expense. Our ability to accurately allocate the cost of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize. Depreciation is not recorded on buildings currently held for sale or contribution, in pre-development, being developed or redeveloped until the building is substantially completed and ready for its intended use, normally not later than one year from cessation of major construction activity.

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets or liabilities generally as follows:

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Shorter of lease term or useful life
Lease costs	Lease term
Intangible lease assets and liabilities	Average term of leases for property
Above/below market rent assets/liabilities	Lease term

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are carried at cost and evaluated for impairment in accordance with SFAS No. 144. SFAS No. 144 provides that such an evaluation should be performed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Examples of such changes in circumstances include the point at which we deem the long-lived asset to be held for sale or a building remains vacant significantly longer than expected. For long-lived assets that we intend to hold long-term, the recoverability is based on the estimated future undiscounted cash flows. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For the year ended December 31, 2008, we recorded an impairment loss of $4.3 million related to our long-lived assets held for use. No impairment was recorded during the same period in 2007. Long lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. For the year ended December 31, 2008, we recorded an impairment loss of $1.7 million on assets that were held for sale during the period, which was recorded in “Income from discontinued operations.” No impairment was recorded during the same period in 2007.

Valuation of long-lived assets is considered a critical accounting estimate because the assessment of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation which requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in additional impairments recorded in our Consolidated Financial Statements.

Discontinued Operations

In accordance with SFAS No. 144, we classify certain properties and related assets and liabilities as held for sale when certain criteria are met (see Note 17 for additional information). At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell. The operating results of such properties are presented in “Income from discontinued operations” in current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in “Income from discontinued operations.” We recognize any gain on sales of our real estate assets in accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”) if the recognition criteria have been met. The net gain on sale and any impairment losses are presented in “Income from discontinued operations” when recognized.

Equity Method Investments

We present investments in unconsolidated joint ventures under the equity method. The equity method is used when we have the ability to exercise significant influence over the operating and financial policies of a joint venture but do not control the joint venture. Under the equity method, these investments (including advances to joint ventures) are initially recorded in our Consolidated Balance Sheets at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture in accordance with SFAS No. 66 if the recognition criteria have been met. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests, net of minority interest.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in income (losses) of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB No. 18”). The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decrease in the value of the investment is other-than temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements. During the year ended 2008, we recorded other-then-temporary losses of $4.7 million on our investment in unconsolidated entities, in accordance with ABP No. 18. No other-than-temporary impairment on our investments in unconsolidated entities was recorded in 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that we are not exposed to any significant credit risk.

Notes Receivable

As of December 31, 2008 and 2007, we had approximately $30.4 million and $27.4 million in notes receivable outstanding, respectively, of which $14.4 million and $11.4 million were with non-affiliates, respectively. The interest rates on our notes range from approximately 6% to 12%, and the notes mature on dates ranging from June 2009 to July 2014. In November 2008, we issued a secured $10.0 million note bearing interest at 12.0%, maturing with one balloon payment in November 2009 to Nexxus Desarrollos Industriales (“Nexxus”). For the years ended December 31, 2008, 2007 and 2006, we recognized interest income from notes receivable with non-affiliates of approximately $0.5 million, $0.9 million and $0.9 million, respectively. All costs associated with executing our notes receivable have been capitalized as deferred loan costs and are included in “Deferred loan costs, net” in our Consolidated Balance Sheets. Such costs are amortized as a reduction in interest income over the term of the applicable outstanding notes receivable.

In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to our unconsolidated joint venture, TRT-DCT Industrial Joint Venture I (“TRT-DCT Venture I”). Interest is due monthly on the unpaid balance. For the years ended December 31, 2008 and 2007, we recognized interest income from the note receivable of approximately $0.9 million and $0.4 million, respectively.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $6.7 million, $6.2 million and $5.2 million as of December 31, 2008, 2007, and 2006, respectively. Unamortized deferred loan costs are written off if debt is retired before the maturity date.

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests in certain of our properties to accredited investors in a private placement. During the year ended December 31, 2006, our partnership incurred upfront costs of approximately $12.0 million, payable to Dividend Capital Advisors LLC (our “Former Advisor”) and other affiliates for affecting transactions pursuant to our partnership’s private placement, which are accounted for as deferred loan costs. Such deferred loan costs are included in our Consolidated Balance Sheets and amortized to “Interest expense” over the life of the financing obligation (see Note 8 for additional information).

Debt

Debt consists of fixed and variable rate secured mortgage debt, senior unsecured notes, and a senior unsecured revolving credit facility. Pursuant to SFAS No. 141, our fixed rate secured mortgage debt assumed in connection with our acquisition activities includes a premium or discount for the difference between the fair value and face value of assumed notes at the date of acquisition, and is amortized to interest expense over the remaining life of the underlying notes. The aggregated premium balances, net of accumulated amortization, were approximately $4.1 million and $5.6 million as of December 31, 2008 and 2007, respectively.

Costs of Raising Capital

Costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity.

Comprehensive Income (Loss)

We report comprehensive income or loss in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Amounts reported in “Accumulated Other Comprehensive Loss” related to settled hedging transactions will be amortized to “Interest expense” as the hedged forecasted transactions occur. Any ineffectiveness, as defined by SFAS No. 133 (defined below), related to our hedging transactions is reported in our Consolidated Statements of Operations. See Note 6 for additional information.

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

As of December 31, 2008, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in other comprehensive income (loss) in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported, and at least every three months as required by SFAS No. 133. We do not use derivatives for trading or speculative purposes.

Our objective in using derivatives is to manage our exposure to interest rate volatility associated with our forecasted debt issuances and certain variable rate borrowings. To accomplish this objective, we primarily use treasury locks, forward-starting swaps and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. During the years ended December 31, 2008, 2007 and 2006, such derivatives were used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancings of existing debt upon maturity.

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico. Gains or losses are included in results of operations when transactions denominated in a currency other than the entity’s functional currency are settled or otherwise remeasured pursuant to SFAS No. 52 Foreign Currency Translation, and are based upon the exchange rate in effect when the transactions were initiated. During the year ended December 31, 2008, we recorded $1.3 in unrealized foreign currency losses as “Interest income and other” in our Consolidated Statements of Income. Our foreign currency gains or losses for the years ended December 31, 2007 and 2006 were immaterial.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the years ended December 31, 2008, 2007 and 2006, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $3.4 million, $5.7 million and $7.7 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the years ended December 31, 2008, 2007 and 2006, including amounts from discontinued operations, was $50.0 million, $49.4 million and $37.7 million, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2008 and 2007, our allowance for doubtful accounts was $0.8 million and $0.5 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability pursuant to SFAS No. 141, and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was a decrease of approximately $0.6 million for the year ended December 31, 2008, an increase of approximately $1.3 million for the year ended December 31, 2007, and a decrease of approximately $1.3 million for the year ended December 31, 2006.

Future minimum base rental payments, i.e. cash basis monthly contractual rent, due to us from our tenants under the terms of non-cancelable operating leases in effect as of December 31, 2008 were as follows (in thousands):

Year Ended December 31,	Amount
2009	$169,531
2010	130,643
2011	93,467
2012	69,199
2013	44,202
Thereafter	70,555

Total	$577,597

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes property operating expense reimbursements. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the remaining contractual lease term. During the years ended December 31, 2008, 2007 and 2006, early termination fees increased revenues by $0.9 million, $0.2 million and $1.7 million, respectively.

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

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan to grant restricted stock, stock options and other awards to our personnel. We account for this plan pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), and its related interpretations (see Note 12 for additional information). Awards granted under this plan are fair valued and amortized to compensation expense on a straight-line basis over the period during which the right to exercise such options fully vests. Such expense is included in “General and Administrative” expense in our Consolidated Statements of Operations. We previously granted equity awards under an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan (the “Independent Director Option Plan”). With the adoption of the Long-Term Incentive Plan we do not plan to make any further grants under the Employee Option Plan or the Independent Director Option Plan.

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

Certain of our operations (property management, asset ownership or management, sales of certain assets, etc.) may be conducted through taxable REIT subsidiaries, which are subsidiaries of the operating partnership and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to U.S. federal corporate income tax. We use the TRS format to facilitate activities that are not generally considered to be qualifying REIT activities.

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

The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. The Company believes that its income tax filing positions are well documented and supported. As a result of the implementation of FIN 48, the Company recognized a $0.5 million liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of “Distributions in excess of earnings” in our Consolidated Balance Sheets.

The following is reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands) during the year ended December 31, 2008.

Balance at January 1, 2008	$459
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	92
Reductions for tax positions of prior years	—
Settlements	(551)

Balance at December 31, 2008	$—

The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. All years of the Company’s operations remain open for examination. For the years ended December 31, 2008 and 2007, $0.1 million and $28,000 were recognized as accrued interest expense related to the liability for unrecognized tax benefits, respectively.

Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We have deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities in accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157. Items in this classification include intangible assets and liabilities recorded in compliance with SFAS No. 141.

Pursuant to SFAS No. 157, fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market. SFAS No. 157 does not impose any new fair value requirements but provides guidance on how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements.

SFAS No. 157 emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which expanded the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption of this Statement, we did not elect the fair value option for our existing financial assets and liabilities and therefore adoption of SFAS No. 159 did not have any impact on our Consolidated Financial Statements.

Currently, the Company uses forward starting and interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

On a recurring basis, we measure our derivatives at fair value, which was a net liability of $21.5 million as of December 31, 2008. The fair value of these derivatives was determined using Level 2 inputs, as described in SFAS No. 157.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the provisions of SFAS No. 141(R) prior to that date. We are currently evaluating the application of SFAS No. 141(R) and its effect on our Consolidated Financial Statements which could be material to the extent that we acquire significant amounts of real estate as related acquisition costs will be expensed as incurred compared to our current practice prior to the adoption of SFAS No. 141(R) of capitalizing such costs and amortizing them over their estimated useful lives.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, (“SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and requires recognition of gains or losses resulting from a change of control. Ownership changes not resulting in a change of control are treated as equity transactions. SFAS No. 160 applies to our fiscal year beginning January 1, 2009, and will be adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Early adoption is prohibited.

The adoption of SFAS No. 160 will result in a reclassification of minority interest to a separate component of total equity and net income attributable to non-controlling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders. Additionally, upon adoption, any future purchase or sale of interest in an entity that results in a change of control may have a material impact on our financial statements as our interest in the entity will be recognized at fair value with gains or losses included in net income. The adoption of SFAS No. 160 is not expected to have a material impact to diluted earnings per share.

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

In June 2008, the FASB issued Emerging Issues Task Force 03-6-1, Participating Securities and the Two Class Method under FASB Statement No. 128 (“EITF 03-6-1”). The statement provides guidance on the calculation and disclosure of earnings per share. EITF 03-6-1 addresses whether instruments granted in share-based payment transaction are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the application of EITF 03-6-1 and its effect on our Consolidated Financial Statements.

Note 3.  Real Estate

Our consolidated real estate assets consist of operating properties, redevelopment properties, operating properties held for contribution, properties under development and properties in pre-development including land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Operating properties	$2,702,162	$2,623,927
Properties under redevelopment	54,299	37,086
Operating properties held for contribution	—	120,188
Properties under development	120,326	76,680
Properties in pre-development including land held	21,074	25,025

Total Investment in Properties	2,897,861	2,882,906
Less accumulated depreciation and amortization	(417,404)	(310,691)

Net Investment in Properties	$2,480,457	$2,572,215

Acquisition Activity

During the year ended December 31, 2008, we acquired three operating properties located in two markets within the United States and one market within Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $23.8 million, which includes acquisitions costs. We also acquired four newly developed properties located in Monterrey, Mexico, comprised of approximately 0.7 million square feet for a total cost of approximately $28.1 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and borrowings under our credit facility.

During the year ended December 31, 2007, we acquired 27 operating properties located in 11 markets within the United States and four markets within Mexico, comprised of approximately 4.7 million square feet for a total cost of approximately $221.0 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and short-term borrowings.

Disposition Activity

During the year ended December 31, 2008, we sold 16 operating properties comprised of approximately 2.6 million square feet to unrelated third parties for gross proceeds of approximately $143.3 million, which resulted in gains of approximately $19.8 million, net of a $1.7 million impairment loss. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture (see Note 4 for further discussion).

During the year ended December 31, 2007, we sold a total of 19 operating properties comprised of approximately 5.9 million square feet in 12 markets, and one development property comprised of approximately 0.5 million square feet. We sold five properties comprised of approximately 0.8 million square feet to unrelated third parties for gross proceeds of approximately $76.1 million, which resulted in a gain of approximately $12.1 million. The remaining 15 properties comprised of approximately 5.6 million square feet were contributed to institutional joint ventures in which we retain ownership interests for a total contribution value of approximately $290.1 million (see Note 4 for further discussion).

2008 Development Projects—Consolidated

As of December 31, 2008, we had six development projects comprised of 2.9 million square feet and 12 buildings, of which 10 were bulk distribution properties and two were light industrial, located in Dulles, VA, Cincinnati, OH, Atlanta GA, Memphis TN and Orlando, FL. As of December 31, 2008, eight of these buildings were shell-complete and the remaining four buildings were under construction. For information related to our unconsolidated development joint ventures, please see Note 4. For information on our off-balance sheet development projects please see the forward purchase commitments section of Note 7.

Intangible Assets

Aggregate net amortization for intangible assets recognized pursuant to SFAS No. 141 in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 for additional information) was approximately $25.8 million, $29.8 million and $31.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Our intangible assets and liabilities included the following as of December 31, 2008, 2007 (in thousands):

	December 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$156,566	$(103,344)	$53,222	$160,865	$(81,622)	$79,243
Above market rent	25,942	(18,841)	7,101	27,214	(15,657)	11,557
Below market rent	(17,964)	11,151	(6,813)	(18,565)	9,543	(9,022)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years (in thousands):

For the 12 Months Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
2009	$16,511	$(1,150)
2010	11,033	(714)
2011	7,734	9
2012	5,540	353
2013	3,609	541
Thereafter	8,795	673

Total	$53,222	$(288)

Note 4.  Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following describes our unconsolidated joint ventures as of December 31, 2008 and 2007.

Unconsolidated Joint Ventures	DCT Ownership Percentage as of December 31, 2008	Number of Buildings	Net Equity Investment as of
			December 31, 2008	December 31, 2007
Institutional Funds:			(in thousands)
DCT/SPF Industrial Operating LLC	20%	14	$50,530	$46,924
TRT-DCT Venture I	4.4%	14	1,207	2,496
TRT-DCT Venture II	11.4%	6	2,947	1,750
TRT-DCT Venture III	10%	5	3,054	—
DCT Fund I LLC	20%	6	1,901	2,580

Total Institutional Funds:		45	59,639	53,750
Developments:
Stirling Capital Investments (SCLA) (1)	50%	6	40,164	29,827
IDI/DCT	50%	4	8,892	9,165
Sycamore Canyon	90%	2	8,603	5,282
Logistics Way	95%	1	4,039	3,540
DCT/IDI Buford (land only) (2)	75%	—	3,214	—
Whitestown (land only) (2)	90%	—	901	935
Stonefield (land only) (2)	90%	—	—	—
Panattoni Investments	N/A	—	—	251

Total Developments:		13	65,813	49,000

Total		58	$125,452	$102,750

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.
(2)	Net equity investment balances as of December 31, 2008 include total APB No. 18 impairment losses of $4.7 million. For further discussion on our impairment losses, please see Note 2.

Institutional Capital Management Joint Ventures

DCT/SPF Industrial Operating LLC

On August 30, 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”). As of December 31, 2008, this joint venture owned approximately $285.7 million of real estate assets. This joint venture was funded with an equity contribution from JP Morgan to the joint venture (approximately 80% of the joint venture’s equity capitalization) and an equity contribution from us to the joint venture (approximately 20% of the joint venture’s equity capitalization). Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

During the year ended December 31, 2008, the JP Morgan Venture acquired one property comprised of approximately 0.3 million square feet from an unrelated third party. During the year ended December 31, 2007, we contributed six properties to the JP Morgan Venture comprised of approximately 2.8 million square feet with a combined gross contribution value of approximately $138.7 million. The contribution of the six properties into JP Morgan Venture resulted in a total gain of approximately $17.1 million, of which approximately $13.6 million was recognized in our earnings during the year ended December 31, 2007. The remaining gain of approximately $3.5 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets.

TRT-DCT Industrial Joint Ventures I, II & III

We entered into our first joint venture agreement with Dividend Capital Total Realty Trust Inc. (“DCTRT”), TRT-DCT Venture I, G.P. on September 1, 2006. TRT-DCT Venture I has been funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 95.6% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 4.4% of the joint venture’s required equity capitalization); and (iii) secured debt financing. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2008, TRT-DCT Venture I owned approximately $213.2 million in real estate assets. No further assets are planned to be acquired by the joint venture.

During 2008, DCTRT contributed six properties to TRT-DCT Venture I comprised of approximately 1.1 million square feet with combined contribution values of approximately $65.3 million into the venture. During the year ended December 31, 2008, we contributed cash of $0.7 million which represented one percent of the fair value of these contributed assets. During the year ended December, 2007, we contributed four properties to TRT-DCT Venture I comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million. The contribution of the four properties into TRT-DCT Venture I during 2007 resulted in a gain of approximately $12.1 million, of which approximately $10.9 million was recognized in our earnings during the year ended December 31, 2007. The remaining gain of approximately $1.2 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related properties real estate assets.

We formed our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II G.P. (“TRT-DCT Venture II”), on March 27, 2007. TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I. As of December 31, 2008, TRT-DCT Venture II owned approximately $94.6 million of real estate assets. During the year ended December 31, 2007, we contributed five properties to TRT-DCT Venture II comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $67.2 million. The contribution of the five properties into TRT-DCT Venture II resulted in a total gain of approximately $6.7 million, of which approximately $6.0 million was recognized in our earnings during the year ended December 31, 2007. The remaining gain of approximately $0.7 million reduced our basis in the investment and is recognized into earnings over the weighted average life of the related properties real estate assets.

We formed our third joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture III, G.P., (“TRT-DCT Venture III”), on September 9, 2008. TRT-DCT Venture III is also structured and funded in a manner similar to TRT-DCT Venture I. On September 29, 2008, five properties were acquired from an unrelated third party by the venture comprised of approximately 0.9 million square feet. During the year ended December 31, 2008, we contributed cash of $3.0 million which represented 10% of the fair value of these acquired assets. As of December 31, 2008, TRT-DCT Venture III owned approximately $31.0 million of real estate assets.

DCT Fund I

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait (“BBK”), an unrelated third party, to create an institutional fund, DCT Fund I LLC (“Fund I”), that owns and operates industrial properties located in the United States. We contributed six industrial properties to Fund I, totaling approximately 2.6 million square feet after completion of a 0.3 million square foot expansion project. The contribution value of the six buildings upon completion of the expansion was approximately $122.8 million. Contemporaneously with our contribution, Fund I issued $84.4 million of secured non-recourse debt to a third party and BBK contributed $19.7 million of equity to Fund I. Our ownership of Fund I is 20% and BBK’s ownership of Fund I is 80%.

The contribution of the six properties into Fund I (including of the expansion project) resulted in a total gain of approximately $9.4 million of which approximately $7.6 million was recognized in our earnings during the year ended December 31, 2006. The remaining gain of approximately $1.8 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets. As of December 31, 2008, Fund I owned approximately $125.0 million of real estate assets.

Development Projects in Unconsolidated Joint Ventures

SCLA

During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport (“SCLA”). We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions.

During 2008, the SCLA joint venture began construction on one building comprised of approximately 1.0 million square feet. Additionally, three buildings comprised of 0.5 million square feet were completed during 2008. As of December 31, 2008, 0.1 million square feet of these buildings had been leased. As of December 31, 2008, the SCLA joint venture owned $88.9 million in real estate assets with $51.7 million in debt.

IDI/DCT, LLC

On November 20, 2007, we entered into a joint venture agreement with Industrial Developments International, Inc. (“IDI”), an unrelated third-party developer, to acquire approximately 113 acres of land to develop four distribution buildings comprising approximately 1.9 million square feet in the Savannah, GA, Nashville, TN, Chicago, IL, and Stockton, CA markets. Pursuant to the joint venture agreement, IDI and DCT will each provide 50% of the required equity capital, which is currently estimated to be approximately $10.9 million. Both parties will receive a preferred return on their respective capital contributions. DCT has the right of first offer to buy each of the projects beginning 12 months after the commencement of construction. The buildings were shell-complete in 2008. As of December 31, 2008, the joint venture owned approximately $72.3 million in real estate assets with $55.6 million in debt.

Sycamore Canyon

On April 20, 2006, we entered into a joint venture agreement with SycCanyonS JP/PI, LLC (“SCS”), an unrelated third-party developer, to acquire approximately 35 acres of land and to develop two distribution buildings comprising approximately 0.9 million square feet in the City of Riverside, California (“Sycamore Canyon”). Pursuant to the joint venture agreement, SCS and DCT will provide approximately 10% and 90%, respectively, of the required equity capital. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase SCS’s interest in the venture at fair market value any time after the later to occur of (i) stabilization of the project, and (ii) the date 48 months after completion of the project. SCS has the right to put their interest to us 12 months after shell completion at fair market value. The first building was completed in July 2007. As of December 31, 2008, the joint venture owned approximately $47.6 million in real estate assets with $40.7 million in debt.

Logistics Way

On September 12, 2006, we entered into a joint venture agreement with Logistics Way Investors Joint Venture (“LWI”), an unrelated third-party developer, to acquire approximately 36 acres of land and to develop a

0.6 million square foot distribution facility in the city of Nashville, Tennessee (“Logistics Way”). Pursuant to the joint venture agreement, LWI and we will provide approximately 5% and 95%, respectively, of the required equity capital to fund the development project. Both parties will receive a preferred return on their respective capital contributions. We have the right to purchase LWI’s interest in the venture at fair market value any time after the later to occur of (i) stabilization of the project, and (ii) the date 12 months after completion of the project. LWI has the right to put their interest to us 18 months after shell completion at fair market value. The building was shell-complete in May 2007. As of December 31, 2008, the joint venture owned approximately $20.3 million in real estate assets with $16.6 million in debt.

IDI/DCT Buford, LLC

On March 11, 2008, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer, to form IDI/DCT Buford, LLC. This joint venture was funded for the purpose of developing four distribution buildings comprised of approximately 0.6 million square feet in Atlanta, Georgia on approximately 47 acres contributed to the joint venture by DCT. We received cash proceeds of approximately $1.5 million, equity in the venture and recognized a gain on the contribution of the land of approximately $0.3 million and a deferred gain of approximately $0.8 million which reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets. As of December 31, 2008, the joint venture owned approximately $6.3 million of real estate assets.

Stonefield Industrial, LLC

On May 22, 2008, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Stonefield Industrial, LLC and develop approximately 49 acres in Reno, Nevada. As of December 31, 2008, the joint venture owned total assets of approximately $8.2 million with $5.3 million in debt.

Whitestown DCT/PDC, LLC

On December 11, 2007, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Whitestown DCT/PDC, LLC for the purpose of acquiring land, developing, managing, maintaining, and leasing a 0.6 million square foot building on approximately 28.4 acres in Whitestown, Indiana. As of December 31, 2008, the joint venture owned total assets of approximately $2.2 million.

The following table provides unaudited selected combined financial information for unconsolidated joint ventures as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands)

	2008	2007	2006
Real estate, net of accumulated depreciation	$940,816	$707,074	$245,798
Total assets	961,008	718,158	250,317
Secured notes payable	403,962	315,162	127,549
Total liabilities	475,593	338,284	136,375
Partners’ capital	485,415	379,874	113,942
Rental revenues	62,106	32,135	9,454
Operating expenses	11,850	6,634	1,566
Depreciation expense	28,416	14,606	4,219
Interest expense	16,828	10,583	4,501
Net income (loss)	3,151	(746)	(1,336)

Our aggregate investment in these partnerships at December 31, 2008 and 2007 of $125.5 million and $102.8 million, respectively, exceeds our share of the underlying equity in net assets of our joint ventures by approximately $7.0 million and $4.0 million, respectively, primarily due to capitalized interest, in accordance with SFAS No. 34, Capitalization of Interest Costs, and other costs.

Note 5.  Outstanding Indebtedness

As of December 31, 2008, our outstanding indebtedness of $1.2 billion consisted of mortgage notes and senior unsecured notes and an unsecured revolving credit facility, excluding $141.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2007, our outstanding indebtedness consisted of mortgage debt, unsecured notes and an unsecured revolving credit facility and totaled approximately $1.2 billion, excluding $86.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2008, the historical cost of our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our mortgage debt was approximately $1.2 billion. As of December 31, 2007, the total historical cost of our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our mortgage debt was approximately $1.3 billion. Our debt has various covenants with which we were in compliance as of December 31, 2008 and 2007.

Our outstanding indebtedness as of December 31, 2008 is summarized in the table below (dollars in thousands).

	Effective Interest Rate	Maturity Date	Outstanding Balance as of December 31,
			2008	2007
Senior Unsecured Notes:
2 year, variable rate (1)	5.97%	June 2008	$—	$275,000
2 year, variable rate (2)	2.58%	June 2010	200,000	—
2 year, fixed rate (1)(2)(3)	2.70%	June 2010	100,000	—
5 year, fixed rate (1)	5.53%	April 2011	50,000	50,000
5 year, fixed rate	6.11%	June 2013	175,000	—
8 year, fixed rate (1)	5.68%	January 2014	50,000	50,000
10 year, fixed rate (1)	5.77%	April 2016	50,000	50,000
Mortgage Notes:
Variable:
Cabot	3.07%	October 2011	25,237	25,237
Fixed:
7 year, fixed rate	5.00%	March 2011	37,253	37,979
10 year, fixed rate (1)	5.31%	January 2015	51,562	52,865
5 year, fixed rate (1)	4.40%	January 2010	52,980	54,492
8 year, fixed rate	4.97%	October 2013	18,151	18,555
Park West G	7.08%	July 2008	—	15,681
Mid South Logistics Center	6.40%	November 2012	12,223	12,388
Shelby 4	7.40%	December 2017	1,178	1,267
Shelby 5	5.69%	December 2013	7,137	7,459
Shelby 19	6.72%	November 2022	11,099	11,567
Miami Commerce Center	6.91%	October 2018	5,198	5,555
Shelby 18	8.50%	October 2008	—	7,865
1615 Diplomat Drive.	7.25%	July 2008	—	2,345
Memphis Distriplex	6.79%	July 2011	4,462	4,543
Binney & Smith Distribution Center	6.97%	June 2013	9,480	10,161
Roosevelt Distribution Center.	7.11%	December 2011	2,169	2,261
111 Lake Drive.	5.79%	April 2013	5,240	5,316
Park West	7.21%	July 2008	—	10,926
Baltimore-Washington	6.25%	September 2012	25,942	26,366
Blackhawk	4.89%	February 2008	—	19,996
Greens Crossing	6.44%	October 2012	6,800	6,933
Willowbrook	6.84%	September 2012	7,986	8,102
Cabot	5.06%	January 2011	53,877	56,668
Cabot	4.72%	April 2011	48,980	48,980
Cabot	5.16%	July 2012	62,740	62,740
Cabot	4.91%	April 2012	51,764	51,764
Cabot	4.79%	October 2011	13,507	13,507
Cabot	4.92%	October 2011	37,042	37,042
Rockaway	7.22%	March 2008	—	6,094
452 Business Center	7.48%	August 2011	4,085	4,273
Mohawk	5.75%	August 2025	8,408	8,703
Louisville Logistics Center	6.04%	January 2013	6,044	6,308

Weighted Avg./Totals (4)	4.73%	N/A	1,195,544	1,068,938
Premiums, Net of Amortization (5)	N/A	N/A	4,090	5,630

Total Senior Unsecured Notes and Mortgage Notes	N/A	N/A	1,199,634	1,074,568
Senior Unsecured Revolving Credit Facility	1.24%	December 2010	—	82,000

Total Carrying Value of Debt	N/A	N/A	$1,199,634	$1,156,568

Fixed Rate Debt	5.21%	N/A	$970,307	$768,701
Premiums, Net of Amortization	N/A	N/A	4,090	5,630
Variable Rate Debt	2.63%	N/A	225,237	382,237

Total Carrying Value of Debt	N/A	N/A	$1,199,634	$1,156,568

(footnotes on following page)

(footnotes to previous page)

(1)

We assigned certain derivative instruments to these notes and pursuant to SFAS No. 133 (see Note 2), the fair value of these derivative instruments will be amortized to interest expense over the life of the assigned notes.

(2)	At the Company’s option the maturity on these loans can be extended for one year to June 6, 2011.
(3)

During June 2008, we entered into a $300 million term loan agreement under which we drew a $100.0 million in LIBOR-based variable rate debt. In conjunction with this transaction, we also entered into an interest rate swap to fix the LIBOR for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum, based on the Company’s current leverage ratio.

(4)	Weighted average interest rates are based upon outstanding balances as of December 31, 2008.
(5)

Certain mortgages were assumed in conjunction with the acquisition of properties and, pursuant to SFAS No. 141 (see Note 2), the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

Debt Issuances

During the year ended December 31, 2008, we refinanced maturing debt through a combination of extending existing maturities and new borrowings. We entered into an agreement, which was effective June 9, 2008, to extend the maturity date of $175.0 million of the then outstanding $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%. The remaining $100 million was repaid with the proceeds of our Initial Loan, as described below.

On June 6, 2008, we entered into a term loan agreement (the “Agreement”) with a syndicate of 10 banks pursuant to which the Company could borrow up to $300 million in senior unsecured term loans. Loans under the Agreement have a variable interest rate based on either the base rate under the Agreement or LIBOR, at the Company’s option, plus a margin that is based on the Company’s leverage ratio, as defined by the Agreement. The margins on base rate loans may range from 0% to 0.90%, and the margins on LIBOR-based loans may range from 1.25% to 1.85%. The base rate under the Agreement is defined as the higher of the overnight Federal funds rate plus 0.50% or Bank of America’s prime rate. All loans under the Agreement are scheduled to mature on June 6, 2010, but they can be extended at the Company’s option for an additional year. The Company may prepay loans under the Agreement, in whole or in part, subject to the payment of a prepayment penalty of 0.50% on the prepaid amount, if such prepayment is made prior to March 6, 2009. Additionally, the Company must pay a fee of 0.15% quarterly in arrears on the average daily unused portion of the loan during such period.

Loans under the Agreement were funded in two tranches. The first $100 million was drawn by the Company on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million was drawn on October 3, 2008 (the “Second Tranche”) and used to repay borrowings under our credit facility. The Initial Loan has an interest rate based on LIBOR, and the Company has entered into an interest rate swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on the Company’s current leverage ratio. (See Note 6 for additional information regarding our hedging transactions.) The Second Tranche has an interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election, which for the year ended December 31, 2008 had an effective interest rate of 2.58%. The Company is required to pay interest monthly until maturity, at which time the outstanding balance is due.

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

Debt Assumptions

During the year ended December 31, 2008, we had no debt assumptions. During the year ended December 31, 2007, we assumed secured, non-recourse notes with an outstanding balance of approximately $15.2 million in connection with two property acquisitions. These assumed notes bear interest at fixed rates ranging from 5.75% to 6.04% and require monthly payments of principal and interest. The maturity dates of the assumed notes range from January 2013 to August 2025. Pursuant to the application of SFAS No. 141, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a discount of approximately $0.4 million, which is amortized to interest expense over the remaining life of the underlying notes. Additionally, during the year ended December 31, 2007, we contributed a property to an unconsolidated joint venture with an outstanding note balance of approximately $5.6 million, which was assumed by the joint venture.

For the years ended December 31, 2008 and 2007, the amortization of all premiums resulted in a reduction of interest expense of approximately $1.5 million and $2.2 million, respectively.

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, and secured indebtedness. As of December 31, 2008 and 2007, we were in compliance with all of these covenants. At December 31, 2008 and 2007, the outstanding balance under this facility was zero and $82.0 million, respectively.

Capitalized interest

During the years ended December 31, 2008, 2007 and 2006, we incurred interest expense of approximately $52.4 million, $61.2 million and $66.7 million, respectively, including amounts from discontinued operations. Included in these amounts were $0.1 million, $4.3 million and $11.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, of interest expense related to the financing obligation (see Note 8 for additional information). We capitalized approximately $7.9 million, $7.0 million and $2.0 million of interest in 2008, 2007 and 2006 associated with certain development and redevelopment activities.

Loan cost amortization

Our interest expense for the years ended December 31, 2008, 2007 and 2006 includes $1.7 million, $1.8 million and $1.8 million for the amortization of loan costs, respectively. Additionally, interest expense for the years ended December 31, 2007, and 2006 included $0.5 million and $1.2 million, respectively, for the amortization of loan costs related to the financing obligation. Our interest expense for the year ended December 31, 2008 does not include any amortization of loan costs related to the financing obligation.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2008 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Unsecured Credit Facility	Total
2009	$—	$7,700	$—	$7,700
2010	300,000	58,510	—	358,510
2011	50,000	230,235	—	280,235
2012	—	169,848	—	169,848
2013	175,000	41,147	—	216,147
Thereafter	100,000	63,104	—	163,104

Total	$625,000	$570,544	$—	$1,195,544

Note 6. Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2008 and 2007, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates are our best estimates, however, may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands).

	Balances as of December 31, 2008		Balances as of December 31, 2007
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$30,387	$29,741	$16,042	$16,161

Borrowings(1):
Senior, unsecured revolving credit facility	$—	$—	$82,000	$82,000
Fixed rate debt(2)	$974,397	$872,698	$768,701	$774,104
Variable rate debt	$225,237	$219,499	$300,237	$300,237

Interest rate contracts:
Forward-starting swaps(3)	$(21,503)	$(21,503)	$(4,428)	$(4,428)

(1)

The fair values of our notes receivable and borrowings were estimated using a discounted cash flows methodology. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs as defined by SFAS No. 157 which management has determined to be its best estimate of current market spreads of similar instruments.

(2)

The carrying amount of our fixed rate debt includes premiums and discounts as a result of the difference between the fair value and face value of debt assumed in connection with our acquisition activities, pursuant to SFAS No. 141. See Note 5 for further details.

(3)

The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. For further discussion on the fair value of our interest rate swaps, see Note 2.

Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks, forward-starting swaps and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time.

As of December 31, 2008, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap(1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(2)	$26,000	5.364%	1/2010	4/2010
Forward-starting swap(2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA
(2)	The counterparty is PNC Bank, NA

During the year ended December 31, 2008, we entered into a two-year, LIBOR-based interest rate swap to mitigate the effect on cash outflows attributable to increases in LIBOR related to $100.0 million variable rate, unsecured notes maturing in June 2010 issued in June 2008. Additionally, we had two outstanding forward starting swaps with a total notional amount of $116 million that were entered into for the purposes of hedging future forecasted debt issuances. Net unrealized losses of approximately $21.5 million and net unrealized gains of $4.6 million were recorded in “Accumulated Other Comprehensive Loss” as a result of the change in fair value of our outstanding hedges during the years ended December 31, 2008 and 2007, respectively.

Gains and losses resulting from hedging ineffectiveness and hedge settlements are recorded as increases and decreases, respectively, to “Interest income and other” in our Consolidated Statements of Operations. During the year ended December 31, 2008, we recorded a loss of approximately $0.2 million related to the ineffectiveness due to the change in estimated timing of anticipated debt issuances. During the year ended December 31, 2007, we recorded a realized gain of approximately $1.8 million, offset by approximately $0.3 million of loss related to the ineffectiveness due to the change in estimated timing of the anticipated debt issuance of the $275.0 million forward-starting swap.

As of December 31, 2008 and 2007, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $26.6 million and $6.0 million, respectively. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $3.4 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 7.  Commitments and Contingencies

Legal Matters

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

Forward Purchase Commitments

Nexxus

In November 2006, we entered into six separate forward purchase commitments with Nexxus Desarrollos Industriales (“Nexxus”) to acquire six newly constructed buildings totaling approximately 859,000 square feet. The six buildings are located on separate development sites in four submarkets in the metropolitan area of

Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligated us to acquire each of the facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. During 2007, we sold our interests in one of the six buildings and acquired one of the remaining five buildings, and during 2008, we sold our interests in one of the buildings, acquired the two buildings and terminated the remaining forward purchase agreement.

During the year ended December 31, 2008, we entered into similar forward purchase commitments for four buildings with Nexxus and provided four letters of credit totaling $21.4 million. We acquired one of these buildings during 2008 and closing on the remaining three buildings is expected to occur in 2009.

Operating Leases

We are obligated under non-cancelable office space and equipment operating leases. Approximate minimum annual rentals under operating leases are as follows: (amounts are in thousands):

Year Ended December 31:	Operating Leases	Ground Leases
2009	$514	$196
2010	495	212
2011	369	212
2012	141	212
2013	—	212
Thereafter	—	5,734

Total	$1,519	$6,778

Substantially all of the office space and equipment subject to the operating leases described above are for the use at our corporate and regional offices. Rent expense recognized was approximately $0.5 million during each year ended December 31, 2008 and 2007. We also have payments due related to various lease agreements related to our partnership’s private placements.

Note 8.  Our Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2008 there were no properties included in our operating partnership’s private placement and, as of December 31, 2007, the historical cost of properties included in our operating partnership’s private placement was $26.2 million. These TIC Interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

The TIC Interests were 100% leased by our operating partnership pursuant to master leases and such leases contain purchase options whereby our operating partnership has the right, but not the obligation, to acquire the TIC Interests from the investors at a point in time in exchange for units of limited partnership interest in our operating partnership (“OP Units”) under Section 721 of the Code. In October 2006, we discontinued our operating partnership’s private placement of TIC Interests.

During the year ended December 31, 2006, we raised approximately $121.3 million from the sale of TIC Interests in our properties. The amount of gross proceeds associated with the sales of TIC Interests is recorded in “Financing obligations” in our Consolidated Balance Sheets pursuant to SFAS No. 98 Accounting for Leases (“SFAS No. 98”). We have leased back the portion of the building sold to the unrelated third-party investors and, in accordance with SFAS No. 98, a portion of the rental payments made to such investors under the lease agreements are recognized as “Interest expense” using the interest method.

During the years ended December 31, 2008, 2007 and 2006, we incurred approximately $0.1 million, $4.9 million and $13.3 million, respectively, of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. Included in “Interest expense” was approximately $0.1 million, $4.3 million and $11.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, of interest expense related to the financing obligation. In January 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million OP Units valued at approximately $14.8 million.

Prior to October 10, 2006, our operating partnership paid certain up-front fees and reimbursed certain related expenses to Former Advisor, Dividend Capital Securities LLC (our “Former Dealer Manager”) and Dividend Capital Exchange Facilitators LLC (our “Former Facilitator”), an affiliate of our Former Advisor, for raising capital through our operating partnership’s private placement. Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with the private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance, which equaled 2% of the gross equity proceeds raised through the private placement. In addition, our operating partnership was obligated to pay our Former Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. Our Former Dealer Manager has re-allowed such commissions and a portion of such dealer manager fee to participating broker dealers. Our operating partnership was also obligated to pay a transaction facilitation fee to our Former Facilitator of up to 1.5% of the gross equity proceeds raised through the private placement. We terminated these arrangements with our Former Dealer Manager and our Former Facilitator on October 10, 2006, in connection with the consummation of the acquisition of our Former Advisor (the “Internalization”).

During the year ended December 31, 2006, our operating partnership incurred up-front costs of approximately $12.0 million, payable to our Former Advisor and other affiliates for effecting these transactions which are accounted for as deferred loan costs. Such deferred loan costs are included in “Deferred loan costs—financing obligation, net” in our Consolidated Balance Sheets and amortized to “Interest expense” over the life of the financing obligation. If our operating partnership elects to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates will be recorded against minority interests as a selling cost of the OP Units. If our operating partnership does not elect to exercise any such purchase option, we will not meet the standards set forth in SFAS No. 98 in order to recognize the sale of such TIC Interests.

During the year ended December 31, 2008, our operating partnership exercised purchase options to buy certain TIC Interests it had previously sold in one property located in California. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 1.6 million OP Units valued at approximately $14.8 million to acquire such TIC Interests

During the year ended December 31, 2007, our operating partnership exercised purchase options to acquire certain TIC Interests it had previously sold in 22 industrial properties located in Tennessee, Indiana and Texas. In connection with the exercise of these options, our operating partnership issued an aggregate of approximately 14.6 million OP Units valued at approximately $158.6 million to acquire such TIC Interests. Related to the purchase of one of these buildings, we assumed $14.9 million of a secured note with an interest rate of 5.0% that was previously reflected in “Financing obligations.”

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

Note 9.  Minority Interests

Minority interests consisted of the following as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
OP Units:
Net investment	$339,476	$389,174
Distributions	(47,901)	(27,286)
Share of cumulative net loss	(11,683)	(13,882)

Sub-total	279,892	348,006
Cabot non-voting common stock:
Net investment	63	63
Distributions	(14)	(8)
Share of cumulative net loss	(3)	(2)

Sub-total	46	53
Joint venture partner interest:
Net investment	2,054	1,983
Distributions	(1)	(1)
Share of cumulative net loss	(502)	(259)

Sub-total	1,551	1,723

Total	$281,489	$349,782

	For the Years Ended December 31,
	2008	2007	2006
Minority interests share of operations:
Minority interests share of Income (Loss) From Continuing Operations	$1,908	$(59)	$22,598
Minority interests share of (income) loss from discontinued operations	(3,770)	(2,347)	(851)
Minority interests share of gain on dispositions of real estate interests	(93)	(4,810)	(348)

Total minority interests share of operations	$(1,955)	$(7,216)	$21,399

OP Units

As of December 31, 2008 and December 31, 2007, we owned approximately 84% and 82%, respectively, of the outstanding equity interests of our operating partnership, with the remaining equity interest in our operating partnership owned by third-party investors and Dividend Capital Advisors Group LLC (“DCAG”). Subject to certain agreements, OP Units are redeemable at the option of the unit holder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. During the year ended December 31, 2008, 6.9 million OP Units were redeemed for approximately $1.5 million in cash and 6.7 million shares of common stock. During the year ended December 31, 2007, approximately 0.5 million OP Units were redeemed for approximately $6.2 million in cash.

Additionally, during the year ended December 31, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million OP Units valued at approximately $14.8 million. As of December 31, 2008, there was a total of 32.4 million OP Units outstanding with a redemption value of approximately $164.1 million based on the closing price of our common stock on December 31, 2008.

As of December 31, 2007, there were 37.7 million OP Units outstanding with a redemption value of approximately $351.3 million based on the closing price of our common stock on December 31, 2007. As of December 31, 2008, 30.8 million OP Units were redeemable.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP units. LTIP units, which we grant either as free-standing awards or together with other awards under our long-term incentive plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. During the years ended December 31, 2008 and 2007, 0.4 million and 0.2 million LTIP units, respectively, were granted to certain officers and senior executives, and the total fair value of these LTIP units on the date of grant was $3.2 million and $1.7 million, respectively. As of December 31, 2008, 1.1 million LTIP units were outstanding of which 64,224 were vested. Our LTIP unit grants are further discussed in Note 12.

Cabot Non-Voting Common Stock

In August 2005, our Former Advisor and its affiliates acquired 126 shares of Cabot’s non-voting common stock for a purchase price of $500 each or $63,000 in the aggregate. Our Former Advisor purchased these shares on behalf of its employees and other affiliates and the proceeds from the sale of these non-voting common shares were used to invest in the Cabot Partnership. Collectively, as of December 31, 2008 and 2007, these non-voting shares of common stock represent less than a 0.1% ownership of Cabot at each date, and the holders of these shares will participate in the distributions of Cabot, which are based on the performance of the Cabot portfolio of properties, in proportion to their respective ownership percentages.

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

Note 10.  Stockholders’ Equity

Common Stock

As of December 31, 2008, 2007 and 2006, we had 175,141,387, 168,379,863, and 168,354,596 shares of common stock outstanding, respectively. During the year ended December 31, 2008, we issued approximately 6.7 million shares of common stock in connection with redemptions of our OP Units (see Note 9). In December 2006, we completed a listing on the NYSE issuing 16.3 million shares for net proceeds of approximately $185.3 million, before expenses of $3.7 million. Additionally during 2006, we raised approximately $137.3 million of net proceeds from the sale of our common stock in connection with our fourth continuous public offering, which we closed on January 23, 2006. Additionally we sold 88,889 shares in October 2006. The net proceeds from the sale of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our prior continuous public offerings. Although we closed the primary offering component of our fourth continuous public offering, we continued to offer shares through our distribution reinvestment plan through our 2006 third quarter distribution, which resulted in the issuance of 5.2 million shares or $51.7 million of dividends reinvested during the year ended December 31, 2006. Our former distribution reinvestment plan was terminated on December 23, 2006.

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

Preferred Shares

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2008 and 2007, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2008 and 2007, we had no outstanding shares-in-trust.

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

Amount Declared During Quarter Ended in 2008:	Per Share	Date Paid
December 31,	$0.0800	January 16, 2009
September 30,	0.1600	October 17, 2008
June 30,	0.1600	July 18, 2008
March 31,	0.1600	April, 18, 2008

Total 2008	$0.5600

Amount Declared During Quarter Ended in 2007:	Per Share	Date Paid
December 31,	$0.1600	January 17, 2008
September 30,	0.1600	October 19, 2007
June 30,	0.1600	July 20, 2007
March 31,	0.1600	April, 19, 2007

Total 2007	$0.6400

Amount Declared During Quarter Ended in 2006:	Per Share (1)	Date Paid
December 31,	$0.1600	January 8, 2007
September 30,	0.1613	October 2, 2006
June 30,	0.1596	July 17, 2006
March 31,	0.1578	April 17, 2006

Total 2006	$0.6387

(1)	Assumes with respect to all distributions paid through October 2, 2006 that the share/unit was owned for the entire quarter.

Note 11.   Earnings per Share

We determine basic earnings per common share by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We determine diluted earnings per common share by taking into account the effects of potentially issuable common stock, but only if the issuance of stock would be dilutive, including the presumed exchange of OP Units for shares of common stock. The following table sets forth the computation of our basic and diluted earnings per common share (in thousands except per share information):

	For the Years Ended December 31,
	2008	2007	2006
Numerator
Income (Loss) From Continuing Operations	$(8,795)	$1,469	$(174,654)
Minority interest’s share of net income related to potentially dilutive shares	—	320	—

Numerator for diluted earnings per share – adjusted income (loss) from continuing operations	$(8,795)	$1,789	$(174,654)

Income from discontinued operations	$17,870	$12,705	$6,620
Minority interest’s share of net income related to potentially dilutive shares	—	2,345	—

Numerator for diluted earnings per share – adjusted income from discontinued operations	$17,870	$15,050	$6,620

Gain on dispositions of real estate interests, net of minority interest	$411	$25,938	$9,061
Minority interest’s share of net income related to potentially dilutive shares	—	4,810	—

Numerator for diluted earnings per share – adjusted gain from dispositions of real estate interests	$411	$30,748	$9,061

Adjusted net income (loss) attributable to common stockholders	$9,486	$47,587	$(158,973)

Denominator
Weighted average common shares outstanding – basic	171,695	168,358	150,320
Potentially dilutive common shares	—	32,465	—

Weighted average common shares outstanding – diluted	171,695	200,823	150,320

Income (Loss) per Common Share – Basic
Income (Loss) From Continuing Operations	$(0.05)	$0.01	$(1.16)
Income from discontinued operations	0.11	0.08	0.04
Gain on dispositions of real estate interests, net of minority interest	0.00	0.15	0.06

Net Income (Loss)	$0.06	$0.24	$(1.06)

Income (Loss) per Common Share – Diluted
Income (Loss) From Continuing Operations	$(0.05)	$0.01	$(1.16)
Income from discontinued operations	0.11	0.08	0.04
Gain on dispositions of real estate interests, net of minority interest	0.00	0.15	0.06

Net Income (Loss)	$0.06	$0.24	$(1.06)

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 40.5 million and 35.3 million stock options, restricted stock, LTIP units, OP units and warrants, for the years ended December 31, 2008 and 2007, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per share in accordance with SFAS No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

Note 12.  Equity Based Compensation and Warrant Purchase Agreements

Long Term Incentive Plan

In connection with the Internalization, on October 10, 2006, we adopted, and our stockholders approved, our Long-Term Incentive Plan. We use our Long-Term Incentive Plan to grant restricted stock, stock options and other equity awards to our eligible employees. Subject to adjustment upon certain corporate transactions or events, the total number of shares of our common stock subject to such awards may not exceed 8.0 million shares and in no event may any optionee receive options for more than 2.0 million shares on an annual basis.

Phantom Shares

Pursuant to the Long-Term Incentive Plan, we may grant phantom shares to our non-employee directors. Our phantom shares typically vest upon the first anniversary of the grant date, depending on the grant. Once vested and at the discretion of the grantee, the phantom stock can be converted into either cash or common stock at the option of the Company. During the years ended December 31, 2008, 2007 and 2006, respectively, we made 4,274, 3,148 and 3,111 grants of phantom shares having a fair value of approximately $40,000, $35,000 and $35,000 to each non-employee director. We issued 12,592 and 21,777 shares of common stock for vested phantom shares during the years 2008 and 2007, respectively. The phantom shares granted in 2008 will vest on May 20, 2009, at which time each non-employee director may receive 4,274 shares of our common stock. As of December 31, 2008, we had 39,362 phantom shares outstanding of which 9,444 were vested. Phantom shares are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the period during which the grant of such shares fully vest. For the years ended December 31, 2008, 2007 and 2006, we incurred approximately $0.2 million, $0.3 million and $0.1 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2008, approximately $0.1 million of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a remaining period of 5.5 months. As of December 31, 2008, no such shares had been forfeited.

Restricted Stock

For the year ended December 31, 2008, we granted a total of 0.1 million shares of restricted stock having a fair value of approximately $1.1 million and a weighted average fair value of $8.46 per share. For the year ended December 31, 2007, we granted a total of 0.1 million shares of restricted stock having a fair value of approximately $1.0 million, or a weighted average fair value of $11.39 per share. Our restricted stock typically vests over a period of four to five years depending on the grant. During the years ended December 31, 2008 and 2007, we issued 15,282 and 3,490 shares of common stock for vested restricted stock. No restricted stock shares were granted prior to 2007. As of December 31, 2008, we had 0.2 million shares of restricted stock outstanding of which none were vested. As of December 31, 2008, 8,123 shares of restricted stock had been forfeited.

Our restricted stock is recorded at fair value on the date of grant and amortized on a straight-line basis over the period during which the grant of such stock fully vests. For the years ended December 31, 2008 and 2007, we incurred approximately $0.4 million and $0.1 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2008,

approximately $1.3 million of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a weighted average remaining period of 3.1 years.

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

Effective October 25, 2006, we made a grant of 0.5 million newly established limited partnership interests in our operating partnership (“LTIP units”) to certain senior executives with a total grant-date fair value of $5.4 million as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 17.5% and a risk-free interest rate of 4.75%. Approximately 0.4 million of these LTIP units vest over five years beginning on August 1, 2006 (25% on August 1, 2009, 25% on August 1, 2010 and 50% on August 1, 2011). The remaining 0.1 million LTIP units vest over five years beginning on October 10, 2006 (25% on October 10, 2009, 25% on October 10, 2010, and 50% on October 10, 2011). Effective February 13, 2007, we granted 0.2 million LTIP units in total to certain senior executives. The total fair value of these LTIP units on the date of grant was $1.7 million. The LTIP units granted on February 13, 2007 vest 20% annually over five years beginning on October 10, 2007. Effective February 11, 2008, we granted 0.4 million LTIP units in total to certain senior executives, of which 0.3 million that vest 25% annually over four years and 0.1 million that vest over five years (25% in year three, 25% in year four and 50% in year five), with a total fair value of $3.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 23% and a risk-free interest rate of 2.67%. As of December 31, 2008, we had 1.1 million LTIP units outstanding of which 0.1 million were vested. As of December 31, 2007, we had 0.7 million LTIP units outstanding of which 32,109 were vested. Such units are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the period during which the grant of such shares fully vests. We incurred approximately $2.2 million, $1.1 million and $0.2 million of such expense for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2008, approximately $7.3 million of such expense remained unrecognized which reflects the unamortized portion of the value of such units issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a remaining weighted average period of 2.9 years. As of December 31, 2008, no such units had been forfeited.

The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands):

	Phantom Shares		Restricted Stock		LTIP Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007 …	22	$11.12	70	$11.37	662	$10.73
Granted	30	9.36	125	8.46	396	8.07
Vested	(22)	11.12	(14)	11.36	(64)	10.78
Forfeited	—	—	(8)	10.79	—	—

Unvested at December 31, 2008 ….	30	$9.36	173	$9.30	994	$9.70

Stock Options

Pursuant to our Long-Term Incentive Plan, we granted 1.6 million and 0.6 million options during the years ended December 31, 2008 and 2007, respectively. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. There we no stock options granted under our Long-Term Incentive Plan prior to 2007. As of December 31, 2008, there were 2.2 million options outstanding with a weighted average exercise price of $9.34. As of December 31, 2008, approximately 0.4 million options were vested. As of December 31, 2007, no such options had been exercised and 4,363 had been forfeited.

During the year ended December 31, 2008, options issued under the Long-Term Incentive Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

Expected term of options(1)	6-7 years
Expected volatility—range used	21.62%-29.98%
Expected volatility—weighted average	22.79%
Expected dividend yield—range used	6.49%-7.86%
Expected dividend yield—weighted average	7.42%
Risk-free interest rate	2.90%-3.55%

(1)      We use the simplified method to determine the estimated life of our option awards as sufficient historical exercise data is unavailable. Under the simplified method the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option.

During the year ended December 31, 2007, options issued under the Long-Term Incentive Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

Expected term of options(1)	6-7 years
Expected volatility—range used	19.21%-21.51%
Expected volatility—weighted average	19.43%
Expected dividend yield—range used	5.31%-6.52%
Expected dividend yield—weighted average	5.59%
Risk-free interest rate	3.40%-5.14%
(1) We use the simplified method to determine the estimated life of our option awards as sufficient historical exercise data is unavailable.

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

Such units were recorded at their fair value of $2.9 million on the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.31% and a risk-free interest rate of 4.62%, and are amortized on a straight-line basis over the period during which the grant of such units fully vest. We incurred approximately $0.6 million expense for both years ended December 31, 2008 and 2007, which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2008, approximately $1.7 million of such expense remained unrecognized which reflects the unamortized portion of the value of such units issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a remaining weighted average period of three years. As of December 31, 2008, no such units had been forfeited.

Employee Option Plan

Prior to October 6, 2006, we issued stock options under the Employee Option Plan, which was designed to enable us, our Former Advisor and its affiliates to obtain or retain the services of employees (not to include our directors) of our Former Advisor and its affiliates considered essential to our long-term success and the success of our Former Advisor and its affiliates by offering such employees an opportunity to participate in our growth through ownership of our shares. The Employee Option Plan was administered by our compensation committee, which was authorized to grant “non-qualified” stock options (the “Employee Options”) to certain employees of our Former Advisor and its affiliates. The compensation committee set the exercise price for the Employee Options in its discretion, which could not be less than the greater of (1) $11.00 per share or (2) the fair market value of the shares on the date the Employee Option was granted. A total of 1.0 million shares were authorized and reserved for issuance under the Employee Option Plan. The compensation committee set the term of Employee Options in its discretion, which could not exceed the later of five years from the date of grant or five years from the date of a listing of our common stock. Our compensation committee set the period during which the right to exercise an Employee Option fully vests at three years from the date of grant. Since the adoption of the Long-Term Incentive Plan on October 6, 2006, no further grants were made pursuant to the Employee Option Plan. However, during the year ended December 31, 2006, we granted 0.3 million pursuant to this plan. As of December 31, 2008 there were 0.3 million options outstanding under the Employee Option Plan with a weighted average exercise price of $10.96. As of December 31, 2008, 2007 and 2006, approximately 0.2 million, 0.1 million, and 0.1 million options were vested, respectively. As of December 31, 2008, no such options had been exercised and 0.1 million options had been forfeited.

During the year ended December 31, 2006, options issued under the Employee Option Plan were valued using the Black-Scholes option pricing model. There were no employee options granted under this plan during the years ended December 31, 2007 and 2008. The table below sets forth the assumptions used in valuing options granted during 2006.

Expected term of options(1)	6 years
Expected volatility	19.19%
Expected dividend yield	6.10%
Risk-free interest rate	4.01%
(1) We use the simplified method to determine the estimated life of our option awards as sufficient historical exercise data is unavailable.

Independent Director Option Plan

Prior to October 6, 2006, we granted stock options under the Independent Director Option Plan, which we used in an effort to attract and retain qualified independent directors. We granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan effective upon the later of (1) the sale of 0.2 million shares in our first continuous public offering, and (2) the independent director becoming a member of our board of directors. These options vest 20% upon grant date and 20% each year for the following four years and have an exercise price of $12.00 per share. In addition, we issued options to purchase 5,000 shares to each independent director then in office on the date of each annual stockholder’s meeting and these options vest 100% upon the second anniversary from the grant date and have an exercise price equal to the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. Options granted under the Independent Director Option Plan shall lapse on the first to occur of (1) the tenth anniversary of the date we grant them, (2) the removal the independent director for cause, or (3) three months following the date the independent director ceases to be a director for any reason, other than death or disability. Since the adoption of the Long-Term Incentive Plan, no further grants were made pursuant to the Independent Director Option Plan.

As of December 31, 2008, and 2007 we had 0.1 million options outstanding, respectively, with a weighted average exercise price of $12.00. As of December 31, 2008, 2007 and 2006, approximately 0.1 million, 0.1 million and 32,000 options were vested, respectively. As of December 31, 2008, no such options had been exercised and 40,000 options had been forfeited.

During the years ended December 31, 2006 and 2005, options issued under the Independent Director Option Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options granted during 2006 and 2005.

Expected term of options(1)	6-10 years
Expected volatility—range used	19.17%-20.01%
Expected volatility—weighted average	19.55%
Expected dividend yield	6.10%
Risk-free interest rate	4.01%-4.70%
(1) We use the simplified method to determine the estimated life of our option awards as sufficient historical exercise data is unavailable.

Stock Options Summary Table

Stock options granted under the Long-Term Incentive Plan, the Employee Option Plan and the Independent Director Option Plan are amortized on a straight-line basis over the period during which the right to exercise such options fully vests. For the years ended December 31, 2008, 2007 and 2006 we incurred approximately $0.6 million, $0.2 million, and $0.1 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2008, approximately $1.2 million of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the aforementioned plans. We expect to recognize such expense over a remaining weighted average period of 2.9 years.

The following table describes the total option grants, exercises, expirations and forfeitures that occurred during the years ended December 31, 2008, 2007, 2006, as well as the total options outstanding as of December 31, 2008, 2007, and 2006, and the total options exercisable as of December 31, 2008.

	Independent Director Option Plan	Employee Option Plan	Long- Term Incentive Plan	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Options Granted During the Year
Issued and Outstanding as of December 31, 2005	70,000	107,500	—	$11.39
Grants	30,000	251,000	—	11.11		$0.71
Forfeitures	(20,000)	(17,500)	—	11.53

Issued and Outstanding as of December 31, 2006	80,000	341,000	—	11.19
Grants	—	—	574,079	11.44		$1.41
Forfeitures	—	(47,500)	(4,363)	11.04

Issued and Outstanding as of December 31, 2007	80,000	293,500	569,716	11.35
Grants	—	—	1,615,559	8.61		$0.70
Forfeitures	—	(5,000)	(19,860)	10.51

Issued and Outstanding as of December 31, 2008	80,000	288,500	2,165,415	9.61	6.36

Exercisable as of December 31, 2008	74,000	217,334	443,775	10.43	6.36

Warrant Purchase Agreements

Pursuant to our first and second continuous public offerings, our Former Dealer Manager earned one soliciting dealer warrant for every 25 shares of common stock sold (see Note 10 for additional information). These warrants, as well as the shares issuable upon their exercise, were registered in connection with our first and second continuous public offerings. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to our Former Dealer Manager representing all of the warrants our Former Dealer Manager earned in connection with both of the aforementioned offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. Our Former Dealer Manager may retain or re-allow these warrants to broker-dealers that participated in the offering unless such issuance of soliciting dealer warrants is prohibited by either federal or state securities laws. In 2006, 0.1 million of these warrants were re-allowed to participating broker-dealers. The holder of a soliciting dealer warrant is entitled to purchase one share of common stock from us at a price of $12.00 per share beginning on the first anniversary of the effective date of the offering in which such warrants were issued and ending five years after the effective date of such offering. Approximately 1.0 million of the outstanding soliciting dealer warrants expired in July 2007 and the remaining 1.2 million soliciting dealer warrants will expire in April 2009. Subject to certain exceptions, a soliciting dealer warrant may not be transferred, assigned, pledged or hypothecated for a period of one year following the effective date of the relevant public offering. Exercise of the soliciting dealer warrants is governed by the terms and conditions detailed in the warrant purchase agreement.

Note 13.  Related Party Transactions

Shared services agreement with DCAG

In October 2006, we entered into a shared services agreement with DC Services, LLC, (“DC Services”), an affiliate of DCAG, whereby we received enumerated services, including IT services, human resources, payroll and accounts payable services, necessary to operate our business for a one-year period for a monthly fee of approximately $72,000. Upon the expiration of the one-year period, we renewed this agreement through December 31, 2007. During 2007, we paid approximately $0.9 million to DC Services pursuant to this agreement. DC Services continued to provide us shared services in 2008 and on March 24, 2008, we entered into a shared services agreement with DC Services for the entirety of 2008 for a monthly fee of approximately $65,000. During 2008, we paid approximately $0.8 million to DC Services pursuant to this agreement.

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

During the year ended December 31, 2006, our Former Advisor earned approximately $10.7 million respectively, for acquisition fees which were accounted for as part of the historical cost of the acquired properties. During the year ended December 31, 2006, we incurred asset management fees of $13.4 million. During the year ended December 31, 2006, our Former Advisor incurred approximately $1.6 million of offering costs and, we reimbursed our Former Advisor approximately $2.1 million for such costs. These costs were considered a cost of raising capital and as such, were included as a reduction of “Additional paid-in capital” in our Consolidated Balance Sheets when such reimbursement obligations were incurred.

Our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance which equaled 2% of the gross equity proceeds raised through our operating partnership’s private placement. During the year ended December 31, 2006, our operating partnership incurred approximately $2.4 million, payable to our Former Advisor for such expense allowance.

In accordance with the advisory agreement we were obligated, subject to certain limitations, to reimburse our Former Advisor for certain other expenses incurred on our behalf for providing services contemplated in the advisory agreement, provided that our Former Advisor did not receive a specific fee for the activities which generated the expenses to be reimbursed. For the year ended December 31, 2006 we reimbursed approximately $0.8 million for such costs.

Our Former Dealer Manager

Our prior continuous public offerings of shares of common stock and our operating partnership’s private placement were managed by our Former Dealer Manager pursuant to the terms of certain dealer manager agreements. We terminated these dealer manager agreements on October 10, 2006 in connection with the consummation of the Internalization. Our Former Dealer Manager is owned by Dividend Capital Securities Group LLLP, in which Tom Wattles and James Mulvihill and their affiliates indirectly owned limited partnership interests.

For the year ended December 31, 2006 we incurred approximately $11.3 million payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. Such amounts are considered a cost of raising capital and as such were included as a reduction of “Additional paid-in capital” in our Consolidated Balance Sheets. We terminated this dealer manager agreement on October 10, 2006, in connection with the consummation of the Internalization.

Pursuant to our first and second continuous public offerings, our Former Dealer Manager earned one soliciting dealer warrant for every 25 shares sold. The holder of a soliciting dealer warrant has the right to purchase one share of common stock for $12.00. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to our Former Dealer Manager representing all of the warrants our Former Dealer Manager earned in connection with our first and second continuous public offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. No warrants were offered in our third or fourth continuous public offerings. During the year ended December 31, 2006 our Former Dealer Manager did not earn any soliciting dealer warrants as all shares sold during these periods were in connection with our third and fourth continuous public offerings.

For the year ended December 31, 2006 we incurred up-front fees of approximately $7.8 million payable to our Former Dealer Manager for dealer manager fees and sales commissions. As of December 31, 2006, substantially all of the sales commissions were re-allowed to participating broker-dealers who are responsible for affecting sales. Such amounts are included in “Deferred loan costs – financing obligation, net” in our Consolidated Balance Sheets. We terminated this dealer manager agreement on October 10, 2006 in connection with the consummation of the Internalization.

Our Former Facilitator

Our Former Facilitator had been responsible for the facilitation of transactions associated with our operating partnership’s private placement. We terminated our arrangements with our Former Facilitator, including the agreement described below, on October 10, 2006 in connection with the consummation of the Internalization. Our Former Facilitator was considered a related party as it was indirectly majority owned and/or controlled by Tom Wattles and James Mulvihill and their affiliates.

We previously entered into an agreement with our Former Facilitator whereby we paid a transaction facilitation fee associated with our operating partnership’s private placement. We paid our Former Facilitator up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement for transaction facilitation. For the year ended December 31, 2006 we incurred approximately $1.8 million payable to our Former Facilitator for such fees. In accordance with SFAS No. 98, these fees, as well as the other fees associated with our operating partnership’s private placement, were recorded as “Deferred loan costs—financing obligation, net” and amortized over the life of the financing obligation (see Note 8 for additional information).

Internalization

On July 21, 2006, we entered a contribution agreement with our operating partnership and DCAG to acquire our Former Advisor for an aggregate of 15,111,111 OP Units. The Internalization was consummated on October 10, 2006 (see Note 14 for additional information).

Some of our directors and officers had material financial interests in the Internalization. In particular, prior to the consummation of the Internalization, Tom Wattles, Evan Zucker, James Mulvihill, Jim Cochran, Daryl Mechem, Matt Murphy and Michael Ruen were also employees of, or consultants to, our Former Advisor or its affiliates. Moreover, Mr. Wattles had indirect beneficial ownership and control with his spouse of a 12.825% membership interest in DCAG and was entitled to receive 8.084% of the net cash flows of DCAG, which we refer to as a “cash flow interest;” Mr. Zucker had indirect beneficial ownership and control with his spouse of a 23.014% membership interest in DCAG and a 12.280% cash flow interest; and Mr. Mulvihill had indirect beneficial ownership and control with his spouse of a 23.014% membership interest in DCAG and a 12.280% cash flow interest. Furthermore, Messrs. Cochran, Mechem, Murphy and Ruen, pursuant to certain contractual arrangements, had an aggregate 9.987% cash flow interest in DCAG.

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

Change in Accounting for Internalization

In our 2006 Consolidated Financial Statements, we incorrectly concluded the Internalization was within the scope of SFAS No. 141 and Issue No. 04-1, Accounting for Preexisting Relationships between Parties to a Business Combination (“EITF 04-1”). We have reevaluated whether the acquisition of our Former Advisor constituted a business pursuant to EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”), and concluded that the acquired assets and activities were not a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. In accordance with EITF 98-3, we evaluated the acquired inputs, processes applied to those inputs, and the resulting outputs and concluded that the acquired assets and activities lack the ability to sustain an independent revenue stream and therefore did not constitute a business pursuant to EITF 98-3. As a result of our conclusion that the Former Advisor did not constitute a business pursuant to EITF 98-3, the transaction is not within the scope of SFAS No. 141 or EITF 04-1.

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

Additional Related Agreements

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

•

a transition services agreement with DCAG whereby for an initial monthly fee of approximately $72,000, we receive enumerated services, including IT services, human resources, payroll and accounts payable services, necessary to operate our business for a one-year period; and

•

a joint venture agreement with DCTRT, a Maryland corporation which intends to qualify as a REIT for U.S. federal income tax purposes and which is externally advised by an affiliate of DCAG, and a wholly-owned subsidiary of DCTRT, which established a series of joint ventures that, subject to certain exceptions and conditions, were the exclusive vehicles used by DCTRT and such subsidiary to invest in industrial real estate assets in our current major markets through the end of 2008.

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

Note 15.  Income Taxes

We operate and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2003 and all subsequent years. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a 10 year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Internal Revenue Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. No material provisions have been made for federal income taxes in our Consolidated Financial Statements.

In 2007, we started operations in Mexico. Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable local laws and regulations, taking into account provisions of applicable double tax treaties. During the year ended December 31, 2008, we incurred $0.2 million of foreign income taxes.

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

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Rental Revenues			Property NOI (1)
	2008	2007	2006	2008	2007	2006
Operating properties in continuing operations:
Bulk distribution	$190,225	$192,378	$169,492	$144,333	$148,251	$133,188
Light industrial and other	54,673	51,708	40,064	38,461	36,334	28,546

Total	$244,898	$244,086	$209,556	$182,794	$184,585	$161,734

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our property NOI to our reported Income (Loss) From Continuing Operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Property NOI	$182,794	$184,585	$161,734
NOI from development and redevelopment properties	1,328	1,044	226
Institutional capital management and other fees	2,924	2,871	1,256
Real estate related depreciation and amortization	(117,211)	(110,597)	(103,623)
Impairment losses	(4,314)	—	—
General and administrative expense	(21,799)	(19,547)	(7,861)
Asset management fees, related party	—	—	(13,426)
Equity in income (losses) of unconsolidated joint ventures, net	2,267	433	(289)
Impairment losses investments in unconsolidated joint ventures	(4,733)	—	—
Loss on contract termination and other Internalization expenses	—	—	(173,248)
Interest expense	(52,387)	(60,463)	(65,990)
Interest income and other	1,257	4,666	5,361
Income taxes	(829)	(1,464)	(1,392)
Minority interests	1,908	(59)	22,598

Income (Loss) from Continuing Operations	$(8,795)	$1,469	$(174,654)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	December 31, 2008	December 31, 2007
Property type segments:
Bulk distribution	$1,819,504	$1,943,128
Light industrial and other	518,347	553,072

Total segment net assets	2,337,851	2,496,200
Development and redevelopment assets	174,082	112,847
Non-segment assets:
Properties in pre-development including land held	21,074	25,025
Non-segment cash and cash equivalents	13,967	3,316
Other non-segment assets (1)	156,869	141,604

Total Assets	$2,703,843	$2,778,992

(1)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Included in rental revenues and segment net assets for the year ended December 31, 2008 was approximately $4.0 million and $77.0 million, respectively, attributable to operations in Mexico which commenced during 2007.

Note 17.  Discontinued Operations and Assets Held for Sale

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the year ended December 31, 2008, we sold one development property in our bulk distribution segment comprised of approximately 0.3 million square feet and 15 operating properties, 11 in our bulk distribution segment and four in our light industrial segment, comprised of approximately 2.3 million square feet to third parties for a total gain of $21.5 million. During the year ended December 31, 2007, we sold one development property in our bulk distribution segment comprised of approximately 0.5 million square feet, and four operating properties in our light industrial and other segment comprised of approximately 0.3 million square feet to third parties for a total gain of $12.1 million. For the years ended December 31, 2008, 2007, and 2006, discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income on our Consolidated Statements of Operations under the heading “Income from discontinued operations.” This treatment resulted in certain reclassifications of 2008, 2007 and 2006 financial statement amounts. As of December 31, 2008, we had no properties classified as held for sale.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Rental revenues	$6,833	$11,720	$16,009
Rental expenses and real estate taxes	(1,542)	(3,112)	(4,286)
Real estate related depreciation and amortization	(2,393)	(4,868)	(8,169)

Operating income	2,898	3,740	3,554
Interest expense, net	(832)	(746)	(1,270)
Other expense	(193)	—	—
Income taxes	(21)	(67)	—

Income before minority interest and gain on dispositions of real estate	1,852	2,927	2,284
Gain on dispositions of real estate interests, net	21,487	12,125	5,187
Impairment losses	(1,699)	—	—
Minority interests	(3,770)	(2,347)	(851)

Income from discontinued operations	$17,870	$12,705	$6,620

Note 18.  Quarterly Results (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2008 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenues	$63,306	$61,895	$62,175	$64,179	$251,555
Total operating expenses	$50,460	$49,168	$47,172	$61,033	$207,833
Operating income	$12,846	$12,727	$15,003	$3,146	$43,722
Income (loss) from continuing operations	$(1,098)	$1,883	$2,281	$(11,861)	$(8,795)
Income (loss) from discontinued operations	$1,120	$13,645	$3,861	$(756)	$17,870
Gain (loss) on dispositions of real estate interests, net of minority interest	$362	$(32)	$98	$(17)	$411
Net income (loss)	$384	$15,496	$6,240	$(12,634)	$9,486
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$(0.01)	$0.01	$0.01	$(0.07)	$(0.05)
Income (loss) from discontinued operations	0.01	0.08	0.03	(0.00)	0.11
Gain (loss) on dispositions of real estate interests, net of minority interest	0.00	(0.00)	0.00	(0.00)	0.00

Net income (loss)	$0.00	$0.09	$0.04	$(0.07)	$0.06

Basic common shares outstanding	168,386	171,429	172,684	174,241	171,695
Diluted common shares outstanding	168,386	207,654	207,448	174,241	171,695

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2007 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended December 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total revenues	$63,100	$60,676	$61,165	$63,817	$248,758
Total operating expenses	$47,271	$47,886	$48,196	$47,049	$190,402
Operating income	$15,829	$12,790	$12,969	$16,768	$58,356
Income (loss) from continuing operations	$(135)	$(457)	$(766)	$2,827	$1,469
Income from discontinued operations	$8,741	$557	$306	$3,101	$12,705
Gain (loss) on dispositions of real estate interests, net of minority interest	$6,749	$7,737	$11,709	$(257)	$25,938
Net income	$15,355	$7,837	$11,249	$5,671	$40,112
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.00)	$0.02	$0.01
Income from discontinued operations	0.05	0.00	0.00	0.01	0.08
Gain (loss) on dispositions of real estate interests, net of minority interest	0.04	0.05	0.07	(0.00)	0.15

Net income	$0.09	$0.05	$0.07	$0.03	$0.24

Basic common shares outstanding	168,355	168,355	168,355	168,366	168,358
Diluted common shares outstanding	196,720	198,703	201,956	205,846	200,823

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(5)
Newpoint I	1	$—	$2,143	$12,908	$15,051	$23	$2,088	$12,986	$15,074	$(3,277)	03/31/04	1997
Southcreek	3	8,330	5,338	31,640	36,978	828	5,338	32,468	37,806	(7,524)	06/08/04/ 09/21/04	1999-2004
Eagles Landing	1	19,124	2,595	13,475	16,070	607	2,595	14,082	16,677	(3,829)	06/08/04	2003
Greenwood Parkway	1	—	1,326	3,977	5,303	521	1,461	4,363	5,824	(264)	01/00/00	1995
Breckinridge Industrial	2	—	1,950	10,159	12,109	578	1,903	10,784	12,687	(3,658)	10/01/04	2000
Westgate Industrial	1	—	2,140	4,801	6,941	601	2,140	5,402	7,542	(1,713)	10/01/04	1988
Westpark Industrial	2	—	2,176	6,719	8,895	896	2,176	7,615	9,791	(1,410)	10/01/04	1981
Cobb Industrial	2	—	1,120	5,249	6,369	305	1,120	5,554	6,674	(1,579)	10/01/04	1996
Cabot Parkway Industrial	1	—	1,102	6,617	7,719	108	1,103	6,724	7,827	(2,074)	10/01/04	2000
Atlanta NE Portolio	2	—	2,817	14,892	17,709	843	2,817	15,735	18,552	(4,885)	11/05/04	1978/1987
Lotus Cars USA	1	—	1,029	2,103	3,132	22	1,029	2,125	3,154	(600)	12/03/04	2003
Fulton Industrial Boulevard	3	7,450	1,850	13,480	15,330	1,125	1,850	14,605	16,455	(2,803)	07/21/05	1973-1996
Penney Road	1	2,017	401	4,145	4,546	127	401	4,272	4,673	(562)	07/21/05	2001
Southfield Parkway	1	2,560	523	3,808	4,331	77	523	3,885	4,408	(699)	07/21/05	1994
Livingston Court	2	4,240	919	6,878	7,797	81	919	6,959	7,878	(1,655)	07/21/05	1985
Peterson Place	4	3,387	596	6,900	7,496	366	596	7,266	7,862	(1,391)	07/21/05	1984
Oakbrook Parkway	5	9,607	1,823	17,185	19,008	1,362	1,823	18,547	20,370	(3,164)	07/21/05	1982
Regency Parkway	7	9,339	1,521	16,084	17,605	1,058	1,521	17,142	18,663	(3,052)	07/21/05	1984/1989
Jimmy Carter Boulevard	2	3,151	488	5,159	5,647	998	488	6,157	6,645	(1,108)	07/21/05	1984
Northmont Parkway	4	—	3,528	20,622	24,150	1,302	3,528	21,924	25,452	(2,415)	06/09/06	1998-2000
South Royal Atlanta Drive	1	992	174	1,896	2,070	174	174	2,070	2,244	(318)	07/21/05	1986
Evergreen Boulevard	2	—	3,123	14,265	17,388	82	3,123	14,347	17,470	(1,972)	06/09/06	1999
Buford Development	1	—	1,370	7,151	8,521	301	1,370	7,452	8,822	(379)	03/31/06	2006

TOTAL ATLANTA MARKET	50	70,197	40,052	230,113	270,165	12,385	40,086	242,464	282,550	(50,331)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Delta Portfolio	7	25,942	8,762	36,806	45,568	3,597		8,699	40,466	49,165	(7,726)	04/12/05	1986-1993
Charwood Road	1	5,296	1,960	10,261	12,221	658		1,960	10,919	12,879	(1,639)	07/21/05	1986
Greenwood Place	2	5,260	2,566	12,918	15,484	825		2,566	13,743	16,309	(1,766)	07/21/05/ 06/09/06	1978/1984
Guilford Road	1	—	1,879	6,650	8,529	1,129		1,879	7,779	9,658	(799)	06/09/06	1989
Bollman Place	1	—	1,654	6,202	7,856	389		1,654	6,591	8,245	(778)	06/09/06	1986

TOTAL BALTIMORE MARKET	12	36,498	16,821	72,837	89,658	6,598		16,758	79,498	96,256	(12,708)
Binney & Smith	1	9,480	5,183	20,100	25,283	(117	)(2)	5,183	19,983	25,166	(3,648)	07/20/05	2003
High Street Portfolio	3	—	4,853	10,334	15,187	890		4,853	11,224	16,077	(1,869)	10/26/05	1975/1988
Independence Avenue	1	—	3,133	17,542	20,675	103		3,133	17,645	20,778	(1,571)	12/26/06	1999
Bobali Drive (6)	3	—	4,107	9,288	13,395	205		4,107	9,493	13,600	(965)	02/09/07	1998/1999

TOTAL CENTRAL PENNSYLVANIA MARKET	8	9,480	17,276	57,264	74,540	1,081		17,276	58,345	75,621	(8,053)
Nevada Boulevard	1	3,023	1,360	4,840	6,200	96		1,360	4,936	6,296	(662)	07/21/05	1990
Barringer Drive	1	1,760	507	4,549	5,056	291		507	4,840	5,347	(788)	07/21/05	1974
Nations Ford Road	2	2,840	3,129	14,638	17,767	1,828		3,258	16,337	19,595	(1,807)	07/21/05	2001
Empire Distribution Center	1	—	622	3,655	4,277	(32	)(2)	622	3,623	4,245	(701)	11/02/05	1997
Reames Road	1	—	611	4,026	4,637	176		611	4,202	4,813	(450)	06/09/06	1994
Carrier Drive	1	—	319	1,475	1,794	350		319	1,825	2,144	(203)	06/09/06	1988
Woodpark Drive	3	—	1,010	6,757	7,767	233		1,010	6,990	8,000	(910)	06/09/06	1985-1987

TOTAL CHARLOTTE MARKET	10	7,623	7,558	39,940	47,498	2,942		7,687	42,753	50,440	(5,521)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Mallard Lake (6)	1	—	2,561	8,809	11,370	—		2,561	8,809	11,370	(1,870)	10/29/03	2000
Mission Street	1	—	1,765	2,377	4,142	102		1,765	2,479	4,244	(93)	01/00/00	1991
Veterans Parkway	1	—	2,108	—	2,108	7,672		2,108	7,672	9,780	(637)	01/00/00	2005
Blackhawk Portfolio	5	—	6,671	40,877	47,548	1,040		6,667	41,921	48,588	(8,650)	06/13/05	1974/1987
East Fabyan Parkway	1	5,230	1,790	10,929	12,719	592		1,790	11,521	13,311	(2,447)	07/21/05	1975
Frontenac Road	1	3,920	1,647	5,849	7,496	63		1,647	5,912	7,559	(1,444)	07/21/05	1995
South Wolf Road	1	9,084	4,836	18,794	23,630	592		4,836	19,386	24,222	(3,886)	07/21/05	1982
Laramie Avenue (6)	1	4,870	1,442	7,985	9,427	1,317		1,412	9,332	10,744	(1,945)	07/21/05	1972
West 123rd Place	1	2,847	644	5,935	6,579	136		644	6,071	6,715	(1,037)	07/21/05	1975
Lunt Avenue	1	—	1,620	1,988	3,608	147		1,620	2,135	3,755	(331)	03/17/06	2005
Mitchell Court	1	5,350	5,036	8,578	13,614	(45	)(2)	5,036	8,533	13,569	(803)	05/01/07	1985

TOTAL CHICAGO MARKET	15	31,301	30,120	112,121	142,241	11,616		30,086	123,771	153,857	(23,143)
Park West	6	14,561	10,441	63,682	74,123	1,046		10,319	64,850	75,169	(17,082)	12/15/03/ 06/08/04	1997-2003
Northwest Business Center	1	—	299	4,486	4,785	562		299	5,048	5,347	(3,025)	05/03/04	1995
New Buffington Road	2	4,059	1,618	8,500	10,118	3,590		1,618	12,090	13,708	(1,289)	07/21/05	1981
Olympic Boulevard	3	7,350	2,096	11,788	13,884	1,443		2,096	13,231	15,327	(2,283)	07/21/05	1989
Mineola Pike	1	2,653	625	4,642	5,267	171		625	4,813	5,438	(879)	07/21/05	1983
Industrial Road	2	2,740	629	3,344	3,973	831		628	4,176	4,804	(698)	07/21/05	1987
Dolwick Drive	1	2,857	579	4,670	5,249	232		579	4,902	5,481	(836)	07/21/05	1979
Best Place	1	3,540	1,131	5,516	6,647	1,707		1,131	7,223	8,354	(955)	07/21/05	1996
Distribution Circle	1	3,200	688	6,838	7,526	550		688	7,388	8,076	(1,025)	07/21/05	1981

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Creek Road	1	—	377	4,925	5,302	73		377	4,998	5,375	(863)	06/09/06	1983
Power Line Drive	1	—	70	261	331	(1	)(2)	70	260	330	(30)	06/09/06	1984
Foundation Drive	8	—	1,221	5,688	6,909	121		1,221	5,809	7,030	(840)	06/09/06	1984-1987
Jamilke Drive	7	—	1,417	9,524	10,941	421		1,417	9,945	11,362	(1,418)	06/09/06	1984-1987

TOTAL CINCINNATI MARKET	35	40,960	21,191	133,864	155,055	10,746		21,068	144,733	165,801	(31,223)
Commodity Boulevard	2	20,849	3,891	36,799	40,690	1,285		3,891	38,084	41,975	(6,637)	07/21/05	2000/2005
Industrial Drive	1	4,350	683	7,136	7,819	80		683	7,216	7,899	(1,376)	07/21/05	1995
Zane Trace Drive	1	—	288	3,091	3,379	51		288	3,142	3,430	(479)	03/14/06	1980
Rickenbacker	2	10,387	3,532	34,172	37,704	140		3,532	34,312	37,844	(4,070)	04/13/06	1998/2000
Creekside	4	—	5,210	52,437	57,647	1,232		5,210	53,669	58,879	(6,722)	05/19/06	1999-2002
SouthPark	3	—	1,628	13,504	15,132	486		1,628	13,990	15,618	(2,048)	05/19/06	1990-1999
Mohawk	1	8,408	1,839	12,391	14,230	(3	)(2)	1,839	12,388	14,227	(870)	08/08/07	2004

TOTAL COLUMBUS MARKET	14	43,994	17,071	159,530	176,601	3,271		17,071	162,801	179,872	(22,202)
DFW H	1	6,320	981	10,392	11,373	383		981	10,775	11,756	(3,436)	12/15/03	1999
Pinnacle (6)	1	5,672	521	9,683	10,204	914		521	10,597	11,118	(2,694)	12/15/03	2001
Market Industrial	5	—	1,481	15,507	16,988	907		1,481	16,414	17,895	(3,931)	10/01/04	1981/1985
Shiloh Industrial	1	—	459	4,173	4,632	685		459	4,858	5,317	(1,630)	10/01/04	1973/1984
Perimeter Industrial	2	—	261	2,901	3,162	113		261	3,014	3,275	(854)	10/01/04	1979
Avenue R Industrial I	1	—	189	2,231	2,420	202		189	2,433	2,622	(681)	10/01/04	1980
Avenue R Industrial II	1	—	271	1,139	1,410	462		271	1,601	1,872	(485)	10/01/04	1980
Westfork Center Industrial	3	—	503	5,977	6,480	537		503	6,514	7,017	(1,773)	10/01/04	1980
Coasters Distribution Center	1	—	1,380	14,504	15,884	18		1,380	14,522	15,902	(4,397)	12/03/04	2004
Diplomat Drive	1	—	532	3,136	3,668	2,224		532	5,360	5,892	(901)	05/26/05	1986
North 28th Street	1	3,254	—	6,145	6,145	65		—	6,210	6,210	(1,466)	07/21/05	2000
Esters Boulevard	5	27,393	2,428	50,618	53,046	1,303		2,428	51,921	54,349	(10,139)	07/21/05	1984-1999
Royal Lane	1	1,918	—	3,200	3,200	20		—	3,220	3,220	(851)	07/21/05	1986
North Stemmons Freeway (6)	1	2,376	585	2,576	3,161	222		585	2,798	3,383	(628)	07/21/05	1974
West Story Drive	1	2,700	777	4,646	5,423	211		777	4,857	5,634	(923)	07/21/05	1997
Meridian Drive	1	2,535	410	4,135	4,545	1,122		410	5,257	5,667	(1,040)	07/21/05	1975
Gateway Drive	1	1,472	463	2,152	2,615	573		463	2,725	3,188	(455)	07/21/05	1988

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Valwood Parkway	3	8,875	2,271	15,351	17,622	827		2,271	16,178	18,449	(3,192)	07/21/05	1984/1996
108th Street	1	460	83	899	982	22		83	921	1,004	(203)	07/21/05	1972
Sanden Drive	1	1,138	207	2,258	2,465	10		207	2,268	2,475	(452)	07/21/05	1994
North Great Southwest Parkway	1	1,994	1,134	2,253	3,387	355		1,134	2,608	3,742	(704)	07/21/05	1964
Webb Chapel Road (7)	1	514	110	732	842	(509	)(2)	110	223	333	(212)	07/21/05	1978
Belt Line Road	6	4,766	1,167	7,811	8,978	1,044		1,167	8,855	10,022	(1,756)	07/21/05	1978
Springlake Road	2	2,720	534	4,457	4,991	375		534	4,832	5,366	(1,167)	07/21/05	1984
Hurd Drive (6)	1	1,760	420	2,332	2,752	99		420	2,431	2,851	(507)	07/21/05	1982
Champion Drive	1	1,660	672	2,598	3,270	400		672	2,998	3,670	(622)	07/21/05	1984
GSW Gateway Three	1	5,350	1,669	11,622	13,291	1		1,669	11,623	13,292	(1,752)	01/13/06	2001

TOTAL DALLAS MARKET	46	82,877	19,508	193,428	212,936	12,585		19,508	206,013	225,521	(46,851)
Interpark 70	1	5,025	1,383	7,566	8,949	833		1,383	8,399	9,782	(2,787)	09/30/04	1998

TOTAL DENVER MARKET	1	5,025	1,383	7,566	8,949	833		1,383	8,399	9,782	(2,787)
Sanmina Building	1	—	2,246	3,172	5,418	146		2,246	3,318	5,564	(159)	09/28/07	2006
BDT Building	1	—	1,111	1,983	3,094	47		1,111	2,030	3,141	(144)	10/18/07	1999
Ryder Building	1	—	1,326	3,210	4,536	110		1,326	3,320	4,646	(200)	10/18/07	2007

TOTAL GUADALAJARA MARKET	3	—	4,683	8,365	13,048	303		4,683	8,668	13,351	(503)
West by Northwest	1	—	1,033	7,564	8,597	283		1,033	7,847	8,880	(2,312)	10/30/03	1997
Bondesen Business. Park	7	—	1,007	23,370	24,377	2,089		1,007	25,459	26,466	(8,050)	06/03/04	2001/2002
Beltway 8 Business Park	7	—	1,679	25,565	27,244	1,319		1,679	26,884	28,563	(7,815)	06/03/04/ 07/01/05	2001/2003
Corporate Industrial	2	—	613	3,989	4,602	383		613	4,372	4,985	(1,087)	10/01/04	1981
Reed Industrial	1	—	568	6,331	6,899	522		568	6,853	7,421	(2,970)	10/01/04	1973
Julie Rivers Industrial	2	—	272	3,123	3,395	390		272	3,513	3,785	(1,259)	10/01/04	1982
Wynwood Industrial	1	—	180	1,634	1,814	77		180	1,711	1,891	(490)	10/01/04	1980
Wynpark Industrial	1	—	154	1,404	1,558	62		154	1,466	1,620	(464)	10/01/04	1966
Siber Industrial	1	—	742	4,644	5,386	163		742	4,807	5,549	(1,733)	10/01/04	1966
Greenbriar Industrial	1	—	1,200	7,998	9,198	333		1,200	8,331	9,531	(2,043)	10/01/04	1981
Greens Crossing	3	6,800	1,225	10,202	11,427	809		1,225	11,011	12,236	(2,002)	07/01/05	1998-2000
Willowbrook	4	7,986	1,274	12,842	14,116	971		1,274	13,813	15,087	(2,217)	07/01/05	1998/2000
Gateway at Central Green	2	—	1,079	9,929	11,008	921		1,079	10,850	11,929	(1,750)	09/20/05	2001
Fairbanks Center	1	—	707	5,205	5,912	185		707	5,390	6,097	(607)	03/27/06	1999
Bondesen North	4	—	3,345	11,030	14,375	(277	)(2)	3,345	10,753	14,098	(651)	06/08/07	2006
Northwest Place	1	—	1,821	11,406	13,227	119		1,821	11,525	13,346	(1,062)	06/14/07	1997

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
8701 Warehouse Center Drive	1	—	1,296	6,782	8,078	6		1,296	6,788	8,084	(385)	12/03/07	2006

TOTAL HOUSTON MARKET	40	14,786	18,195	153,018	171,213	8,355		18,195	161,373	179,568	(36,897)
Plainfield	2	—	3,095	31,369	34,464	(193	)(2)	3,095	31,176	34,271	(4,877)	12/22/03	1997/2000
Handleman Building	1	—	2,200	11,239	13,439	276		2,200	11,515	13,715	(2,125)	12/15/05	1995
Whirlpool Airwest	1	—	3,817	24,777	28,594	477		3,817	25,254	29,071	(3,774)	12/16/05	2002
Franklin Road	3	—	2,292	11,949	14,241	2,529		2,292	14,478	16,770	(2,159)	02/27/06	1973
Perry Road	1	—	1,106	7,268	8,374	38		1,106	7,306	8,412	(471)	10/10/07	1995

TOTAL INDIANAPOLIS MARKET	8	—	12,510	86,602	99,112	3,127		12,510	89,729	102,239	(13,406)
Midpoint Drive	1	—	1,235	11,690	12,925	11		1,235	11,701	12,936	(654)	07/03/07	2006

TOTAL KANSAS CITY MARKET	1	—	1,235	11,690	12,925	11		1,235	11,701	12,936	(654)
Trade Pointe III	1	5,203	1,020	7,240	8,260	54		1,020	7,294	8,314	(1,878)	09/28/04	2001
Riverport	1	—	1,279	8,812	10,091	921		1,279	9,733	11,012	(2,976)	05/03/04	1996
Freeport	1	—	2,523	18,693	21,216	17		2,523	18,710	21,233	(1,895)	03/14/07	1999
Louisville Logistics Center	1	6,044	2,177	11,932	14,109	(14	)(2)	2,177	11,918	14,095	(849)	10/12/07	2002

TOTAL LOUISVILLE MARKET	4	11,247	6,999	46,677	53,676	978		6,999	47,655	54,654	(7,598)
Chickasaw	2	—	1,141	13,837	14,978	482		1,141	14,319	15,460	(3,760)	07/22/03	2000/2002
Panattoni Memphis Portfolio	7	37,565	18,088	114,739	132,827	4,657		18,088	119,396	137,484	(23,239)	02/05/05- 05/13/05	1997-2003
Memphis Distriplex	1	4,462	1,525	10,444	11,969	(84	)(2)	1,525	10,360	11,885	(1,926)	06/13/05	2000

TOTAL MEMPHIS MARKET	10	42,027	20,754	139,020	159,774	5,055		20,754	144,075	164,829	(28,925)
Miami Service Center	1	—	1,110	3,811	4,921	594		1,110	4,405	5,515	(1,184)	04/07/05	1987
Miami Commerce Center	1	5,198	3,050	10,769	13,819	(17	)(2)	3,050	10,752	13,802	(1,978)	04/13/05	1991
Northeast 12 Terrace	1	2,475	1,169	6,088	7,257	36		1,169	6,124	7,293	(1,709)	07/21/05	1974
Northwest 70th Avenue	2	—	10,025	16,936	26,961	4,819		10,025	21,755	31,780	(3,004)	06/09/06	1972/1976
North Andrews Avenue	1	—	6,552	6,101	12,653	269		6,552	6,370	12,922	(927)	06/09/06	1999

TOTAL MIAMI MARKET	6	7,673	21,906	43,705	65,611	5,701		21,906	49,406	71,312	(8,802)
Minnesota Valley	3	—	3,764	22,039	25,803	273		3,764	22,312	26,076	(2,968)	04/13/06	1998-2000

TOTAL MINNEAPOLIS MARKET	3	—	3,764	22,039	25,803	273		3,764	22,312	26,076	(2,968)
Nexxus (6)	4	—	6,341	17,446	23,787	4,847		6,970	21,664	28,634	(559)	11/16/07	2007

TOTAL MONTERREY MARKET	4	—	6,341	17,446	23,787	4,847		6,970	21,664	28,634	(559)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Bridgestone/Firestone (6)	1	14,627	2,545	21,939	24,484	5,425		2,545	27,364	29,909	(5,079)	06/09/03	2005
Mid South Logistics Center	1	12,222	1,772	18,288	20,060	148		1,772	18,436	20,208	(4,407)	06/29/04	2001
Eastgate	1	—	1,445	13,352	14,797	304		1,445	13,656	15,101	(3,823)	03/19/04	2002
Rockdale Distribution Center	1	—	2,940	12,188	15,128	(31	)(2)	2,940	12,157	15,097	(1,858)	12/28/05	2005

TOTAL NASHVILLE MARKET	4	26,849	8,702	65,767	74,469	5,846		8,702	71,613	80,315	(15,167)
Brunswick Avenue	1	9,931	3,665	16,380	20,045	1,657		3,665	18,037	21,702	(3,230)	07/21/05	1986
Campus Drive	1	2,714	1,366	4,841	6,207	1,209		1,366	6,050	7,416	(826)	07/21/05	1975
Dendreon Building	1	—	4,940	8,026	12,966	(6	)(2)	4,940	8,020	12,960	(1,235)	12/28/05	1988
Rockaway	3	—	5,881	12,521	18,402	1,263		5,881	13,784	19,665	(2,419)	12/29/05	1974
Lake Drive	1	5,241	1,699	6,898	8,597	390		1,699	7,288	8,987	(816)	05/25/06	1988
452 Business Center	2	4,084	2,298	7,311	9,609	(111	)(2)	2,298	7,200	9,498	(1,179)	06/06/06	1990

TOTAL NEW JERSEY MARKET	9	21,970	19,849	55,977	75,826	4,402		19,849	60,379	80,228	(9,705)
Eden Rock Industrial	2	—	1,943	4,746	6,689	785		1,943	5,531	7,474	(1,856)	10/01/04	1973
Bayside Distribution Center	2	11,025	6,875	15,254	22,129	267		6,875	15,521	22,396	(3,965)	11/03/04	1998/2000
California Logistics Centre	1	—	5,672	20,499	26,171	110		5,672	20,609	26,281	(3,053)	04/21/06	2001
Cherry Street	3	—	12,584	24,582	37,166	495		12,584	25,077	37,661	(3,585)	06/09/06	1960/1990
Pike Lane (6)	3	—	2,880	8,328	11,208	98		2,880	8,426	11,306	(987)	06/09/06	1982
South Vasco Road	1	—	2,572	14,809	17,381	252		2,572	15,061	17,633	(1,836)	06/09/06	1999
McLaughlin Avenue	1	—	3,424	5,507	8,931	402		3,424	5,909	9,333	(921)	06/09/06	1975
Park Lane	5	—	10,977	17,216	28,193	249		10,977	17,465	28,442	(2,695)	06/09/06	1960/1966
Valley Drive	4	—	11,238	14,244	25,482	500		11,238	14,744	25,982	(1,997)	06/09/06	1960/1971
Old Country Road	1	—	1,557	1,503	3,060	12		1,557	1,515	3,072	(262)	06/09/06	1969
Cypress Lane	1	—	2,211	2,196	4,407	412		2,211	2,608	4,819	(381)	06/09/06	1970

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Mira Loma	1	—	7,919	6,668	14,587	—		7,919	6,668	14,587	—	01/00/00	1997
Fite Court	1	—	5,316	15,499	20,815	61		5,316	15,560	20,876	(1,600)	12/28/06	2003

TOTAL NORTHERN CALIFORNIA MARKET	26	11,025	75,168	151,051	226,219	3,643		75,168	154,694	229,862	(23,138)
Cypress Park East	2	9,970	2,627	13,055	15,682	624		2,627	13,679	16,306	(2,924)	10/22/04	2000
East Landstreet Road	3	—	2,251	11,979	14,230	57		2,251	12,036	14,287	(1,426)	06/09/06	1997/2000
Boggy Creek Road	6	—	6,982	22,646	29,628	470		6,982	23,116	30,098	(2,475)	06/09/06	1993-2002
American Way	1	—	3,603	8,667	12,270	1		3,603	8,668	12,271	(628)	08/16/07	1997

TOTAL ORLANDO MARKET	12	9,970	15,463	56,347	71,810	1,152		15,463	57,499	72,962	(7,453)
North Industrial	2	5,425	4,566	15,899	20,465	2,994		4,566	18,893	23,459	(4,749)	10/01/04	1995/1999
South Industrial I	2	4,526	2,876	14,120	16,996	1,009		2,829	15,176	18,005	(4,354)	10/01/04	1987/1989
South Industrial II	1	—	1,235	4,902	6,137	441		1,235	5,343	6,578	(2,220)	10/01/04	1990
West Southern Industrial	1	—	555	3,376	3,931	16		555	3,392	3,947	(861)	10/01/04	1984
West Geneva Industrial	3	—	413	2,667	3,080	558		413	3,225	3,638	(604)	10/01/04	1981
West 24th Industrial	2	—	870	4,575	5,445	487		870	5,062	5,932	(1,022)	10/01/04	1979/1980
Sky Harbor Transit Center	1	—	2,534	7,597	10,131	373		2,534	7,970	10,504	(2,372)	11/24/04	2002
States Logistics Center	1	—	1,690	5,643	7,333	367		1,690	6,010	7,700	(886)	12/05/05	1988
Roosevelt Distribution Center	1	2,169	1,154	6,441	7,595	(16	)(2)	1,154	6,425	7,579	(962)	05/19/06	1988

TOTAL PHOENIX MARKET	14	12,120	15,893	65,220	81,113	6,229		15,846	71,496	87,342	(18,030)
Rittiman Business Park	15	—	6,737	40,935	47,672	5,434		6,823	46,283	53,106	(6,570)	06/03/04/ 12/07/06	1976-2000
TOTAL SAN ANTONIO MARKET	15	—	6,737	40,935	47,672	5,434		6,823	46,283	53,106	(6,570)
Garo Logistics Building	1	—	565	2,638	3,203	(17	)(2)	565	2,621	3,186	(133)	08/15/07	2006

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
TOTAL SAN LUIS POTOSI MARKET	1	—	565	2,638	3,203	(17)		565	2,621	3,186	(133)
Industry Drive North	2	9,868	5,753	16,039	21,792	346		5,753	16,385	22,138	(2,624)	07/21/05	1996
South 228th Street (6)	1	8,031	3,025	13,694	16,719	297		3,025	13,991	17,016	(1,898)	07/21/05	1996/1997
64th Avenue South	1	6,474	3,345	9,335	12,680	1,245		3,345	10,580	13,925	(1,825)	07/21/05	1996
South 192nd Street	1	2,288	1,286	3,433	4,719	319		1,286	3,752	5,038	(683)	07/21/05	1986
South 212th Street	1	—	3,095	10,253	13,348	166		3,095	10,419	13,514	(1,828)	08/01/05	1996
Southwest 27th Street	1	7,570	4,583	8,353	12,936	27		4,583	8,380	12,963	(1,783)	07/21/05	1995

TOTAL SEATTLE MARKET	7	34,231	21,087	61,107	82,194	2,400		21,087	63,507	84,594	(10,641)
Foothill Business Center	3	—	13,315	9,112	22,427	1,266		13,315	10,378	23,693	(3,327)	12/09/04	2000
Rancho Technology Park	1	—	2,790	7,048	9,838	612		2,790	7,660	10,450	(2,239)	10/16/03	2002
East Slauson Avenue	3	12,010	5,499	14,775	20,274	1,542		5,499	16,317	21,816	(2,603)	07/21/05	1962/1976
Airport Circle	1	5,490	3,098	8,368	11,466	1,194		3,098	9,562	12,660	(840)	07/21/05	1992
Cota Street	1	4,453	2,802	7,624	10,426	780		2,802	8,404	11,206	(1,399)	07/21/05	1987
Twin Oaks Valley Road	2	3,998	1,815	7,855	9,670	111		1,815	7,966	9,781	(1,170)	07/21/05	1978/1988
Meyer Canyon	1	—	5,314	9,929	15,243	1,863		5,609	11,497	17,106	(916)	06/30/06	2001

TOTAL SOUTHERN CALIFORNIA MARKET	12	25,951	34,633	64,711	99,344	7,368		34,928	71,784	106,712	(12,494)
Tijuana Portfolio (6)	3	—	2,746	7,977	10,723	(167	)(2)	2,746	7,810	10,556	(416)	12/06/07	1989/1992

TOTAL TIJUANA MARKET	3	—	2,746	7,977	10,723	(167)		2,746	7,810	10,556	(416)
SUB TOTAL CONSOLIDATED OPERATING PROPERTIES	373	545,804	468,210	2,106,955	2,575,165	126,997		469,116	2,233,046	2,702,162	(406,878)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

Property	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2008			Accumulated Depreciation (5)	Acquisition Date	Year Built
			Land	Building & Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(5)
Properties under redevelopment	6	24,740					7,445	46,854	54,299	(8,526)
Properties under development	12	—					20,834	99,492	120,326	(2,000)
Properties in pre-development including land held	0	—					14,335	6,739	21,074	—

GRAND TOTAL CONSOLIDATED	391	$570,544					$511,730	$2,386,131	$2,897,861	$(417,404)

(1)	Included in Building & Improvements are intangible lease assets.
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

(3)	As of December 31, 2008, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.4 billion (unaudited).
(4)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2008:

Total per Schedule III	$570,544
Premiums, net of amortization	4,090

Total mortgage notes	$574,634

(5)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2008 is as follows:

Investments in properties:
Balance at beginning of year	$2,882,906
Acquisition of properties	55,848
Improvements, including development properties	101,910
Divestiture of properties	(138,489)
Impairments	(4,314)

Balance at end of year	$2,897,861

Accumulated depreciation:
Balance at beginning of year	$310,691
Depreciation and amortization expense, including discontinued operations	120,218
Divestiture of properties	(13,505)

Balance at end of year	$417,404

(6)

Occasionally our leases contain certain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. These buildings, or a building included in the business park are subject to such an agreement.

(7)

Pursuant to SFAS No. 144, we recorded impairment losses on certain properties classified as held for use during 2008. These buildings, or a building included in the business park were impaired during 2008 based upon carrying value recoverability on an undiscounted cash flow basis.

EXHIBIT INDEX

Exhibit Number	Description
*2.1	Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

*3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

*3.2	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

*10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2007)

*10.2	Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 13, 2006)

*10.3	Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 3, 2007 (incorporated by reference to Exhibit 99.2 to Form S-3ASR Registration Statement, Commission File No. 333-145253)

+10.4	Fourth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated December 1, 2008

*10.5	DCT Industrial Trust Inc. Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2007)

*10.6	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

*10.7	Amended and Restated Unsecured Revolving Credit Agreement, dated as of December 15, 2006, among DCT Industrial Trust Inc. and the banks identified therein and JP Morgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association as syndication agent, and LaSalle Bank National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as documentation agents and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 11, 2008)

*10.8	Non-Competition and Non-Solicitation Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and Evan H. Zucker (incorporated by reference to Exhibit 10.19 to Form S-11 Registration Statement, Commission File No. 333-138094)

*10.9	Non-Competition and Non-Solicitation Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and James R. Mulvihill (incorporated by reference to Exhibit 10.20 to Form S-11 Registration Statement, Commission File No. 333-138094)

*10.10	Pledge and Security Agreement, dated as of October 10, 2006, between Dividend Capital Advisors Group LLC and DCT Industrial Trust Inc. (incorporated by reference to Exhibit 10.21 to Form S-11 Registration Statement, Commission File No. 333-138094)

*10.11	Registration Rights Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. and Dividend Capital Advisors Group LLC (incorporated by reference to Exhibit 10.22 to Form S-11 Registration Statement, Commission File No. 333-138094)

*10.12	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Thomas G. Wattles (incorporated by reference to Exhibit 10.6.5 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

E-1

Exhibit Number	Description
*10.13	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and James D. Cochran (incorporated by reference to Exhibit 10.6.6 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.14	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.6.7 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.15	Employment Agreement, dated as of July 21, 2006, between Dividend Capital Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.6.9 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.16	Employment Agreement, dated as of August 14, 2006, between Dividend Capital Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.6.10 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.17	Employment Agreement, dated as of September 18, 2006, between Dividend Capital Trust Inc. and Stuart B. Brown (incorporated by reference to Exhibit 10.6.11 to Post-Effective Amendment No. 5 to Form S-11, Commission File No. 333-122260)

*10.18	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Thomas G. Wattles (incorporated by reference to Exhibit 10.31 to Form 10-K filed on February 29, 2008)

*10.19	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and James D. Cochran (incorporated by reference to Exhibit 10.32 to Form 10-K filed on February 29, 2008)

*10.20	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Daryl H. Mechem (incorporated by reference to Exhibit 10.33 to Form 10-K filed on February 29, 2008)

*10.21	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Michael J. Ruen (incorporated by reference to Exhibit 10.35 to Form 10-K filed on February 29, 2008)

*10.22	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Philip L. Hawkins (incorporated by reference to Exhibit 10.36 to Form 10-K filed on February 29, 2008)

*10.23	First Amendment to Employment Agreement, dated as of December 18, 2007, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Stuart B. Brown (incorporated by reference to Exhibit 10.37 to Form 10-K filed on February 29, 2008)

*10.24	Second Amendment to the Employment Agreement, dated as of April 24, 2008, between DCT Industrial Trust Inc. and Thomas G. Wattles (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 7, 2008)

+10.25	Third Amendment to Employment Agreement, dated as of December 19, 2008, between DCT Industrial Trust Inc. and Thomas G. Wattles

+10.26	Second Amendment to Employment Agreement, dated as of December 19, 2008, between DCT Industrial Trust Inc. and James D. Cochran

+10.27	Second Amendment to Employment Agreement, dated as of December 19, 2008, between DCT Industrial Trust Inc. and Daryl H. Mechem

+10.28	Second Amendment to Employment Agreement, dated as of December 19, 2008, between DCT Industrial Trust Inc. and Michael J. Ruen

E-2

Exhibit Number	Description
+10.29	Second Amendment to Employment Agreement, dated as of December 19, 2008, between DCT Industrial Trust Inc. and Philip L. Hawkins

+10.30	Second Amendment to Employment Agreement, dated as of December 19, 2008, between DCT Industrial Trust Inc. and Stuart B. Brown

*10.31	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Dividend Capital Securities LLC, relating to the termination of the Dealer Manager Agreement between DCT Industrial Trust Inc. (f/k/a Dividend Capital Trust Inc.) and Dividend Capital Securities LLC (incorporated by reference to Exhibit 10.6 to Form 8-K filed on October 13, 2006)

*10.32	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Securities LLC, relating to the termination of the Dealer Manager Agreement between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Securities LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 13, 2006)

*10.33	Termination Agreement, dated as of October 10, 2006, between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Exchange Facilitators LLC, relating to the termination of the Intellectual Property Licensing Agreement between DCT Industrial Operating Partnership LP (f/k/a Dividend Capital Operating Partnership LP) and Dividend Capital Exchange Facilitators LLC (incorporated by reference to Exhibit 10.8 to Form 8-K filed on October 13, 2006)

*10.34	DCT Industrial Trust Inc. 2006 Outperformance Program (incorporated by reference to Exhibit 10.8 to Form 8-K filed on December 19, 2006)

+21.1	List of Subsidiaries

+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 27, 2009.

+23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm, dated February 27, 2009

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

++32.1	Section 1350 Certification of Principal Executive Officer

++32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.
++	Furnished herewith.
*	Previously filed.

E-3