Form 10-Q
period 2009-03-31
DCT Industrial Trust Inc.
filed 2009-05-11
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .    Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

As of April 30, 2009, 176,089,112 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
Land	$511,387	$511,730
Buildings and improvements	2,147,106	2,107,756
Intangible lease assets	187,218	187,605
Construction in progress	59,899	90,770

Total Investment in Properties	2,905,610	2,897,861
Less accumulated depreciation and amortization	(444,416)	(417,404)

Net Investment in Properties	2,461,194	2,480,457
Investments in and advances to unconsolidated joint ventures	125,689	125,452

Net Investment in Real Estate	2,586,883	2,605,909
Cash and cash equivalents	16,237	19,681
Notes receivable	30,372	30,387
Deferred loan costs, net	4,469	5,098
Straight-line rent and other receivables	26,551	31,747
Other assets, net	11,250	11,021

Total Assets	$2,675,762	$2,703,843

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$24,998	$35,193
Distributions payable	16,682	16,630
Tenant prepaids and security deposits	14,061	17,601
Other liabilities	13,829	26,472
Intangible lease liability, net	6,243	6,813
Senior unsecured notes	625,000	625,000
Mortgage notes	572,664	574,634

Total Liabilities	1,273,477	1,302,343

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 175,979,295 and 175,141,387 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,760	1,751
Additional paid-in capital	1,665,623	1,657,923
Distributions in excess of earnings	(523,320)	(513,040)
Accumulated other comprehensive loss	(13,175)	(23,605)

Total Stockholders’ Equity	1,130,888	1,123,029
Noncontrolling interests	271,397	278,471

Total Equity	1,402,285	1,401,500

Total Liabilities and Equity	$2,675,762	$2,703,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Rental revenues	$62,967	$62,446
Institutional capital management and other fees	667	860

Total Revenues	63,634	63,306

OPERATING EXPENSES:
Rental expenses	8,762	8,418
Real estate taxes	8,695	8,255
Real estate related depreciation and amortization	26,455	27,905
General and administrative	5,468	5,882

Total Operating Expenses	49,380	50,460

Operating Income	14,254	12,846
OTHER INCOME AND (EXPENSE):
Equity in income of unconsolidated joint ventures, net	4,180	287
Interest expense	(13,371)	(14,430)
Interest income and other	134	434
Income taxes	(893)	(536)

Income (Loss) From Continuing Operations	4,304	(1,399)
Income from discontinued operations	145	1,379

Income (Loss) Before Gain On Dispositions Of Real Estate Interests	4,449	(20)
Gain on dispositions of real estate interests	37	446

Consolidated Net Income	4,486	426
Net income attributable to noncontrolling interests	(659)	(42)

Net Income Attributable to DCT Common Stockholders	$3,827	$384

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Income (Loss) From Continuing Operations	$0.02	$(0.01)
Income from discontinued operations	0.00	0.01
Gain on dispositions of real estate interests	0.00	0.00

Net Income Attributable to DCT Common Stockholders	$0.02	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	175,661	168,386

AMOUNTS ATTRIBUTABLE TO DCT COMMON STOCKHOLDERS:
Income (Loss) From Continuing Operations	$3,673	$(1,290)
Income from discontinued operations	123	1,312
Gain on dispositions of real estate interests	31	362

Net Income Attributable to DCT Common Stockholders	$3,827	$384

Distributions declared, per common share	$0.08	$0.16

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Equity

And Other Comprehensive Loss

For the Three Months Ended March 31, 2009

(unaudited, in thousands)

		DCT Industrial Trust Inc. and Subsidiaries
				Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
		Common Stock
	Total Equity	Shares	Amount
Balance at December 31, 2008, as previously reported	$1,401,500	175,141	$1,751	$1,657,923	$(513,040)	$(26,623)	$281,489

Effect of adoption of SFAS No. 160						3,018	(3,018)

Balance at December 31, 2008	1,401,500	175,141	1,751	1,657,923	(513,040)	(23,605)	278,471

Comprehensive income:
Net income	4,486	—	—	—	3,827	—	659
Net unrealized gains on cash flow hedging derivatives	12,729	—	—	—	—	10,769	1,960
Realized losses related to hedging activities	(663)					(561)	(102)
Amortization of cash flow hedging derivatives	262	—	—	—	—	222	40

Comprehensive income	16,814				3,827	10,430	2,557

Issuance of common stock, net of offering costs	3,027	838	9	3,018	—	—
Amortization of stock-based compensation	1,139	—	—	437	—	—	702
Distributions on common stock and noncontrolling interests	(16,753)	—	—	—	(14,107)	—	(2,646)
Partner contributions to noncontrolling interests	43						43
Purchase of subsidiary shares from noncontrolling interests	(141)			62			(203)
Redemptions of noncontrolling interests	(3,344)			4,183			(7,527)

Balance at March 31, 2009	$1,402,285	175,979	$1,760	$1,665,623	$(523,320)	$(13,175)	$271,397

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Consolidated Net income	$4,486	$426
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate related depreciation and amortization	26,455	29,143
(Gain) loss on dispositions of real estate interests	79	(561)
Gain on dispositions of non-depreciated real estate	(113)	(246)
Loss on hedging activities	—	1,468
Distributions of earnings from unconsolidated joint ventures	975	742
Equity in income of unconsolidated joint ventures, net	(4,180)	(287)
Stock-based compensation and other	1,909	(310)
Changes in operating assets and liabilities:
Other receivables and other assets	4,701	1,054
Accounts payable, accrued expenses and other liabilities	(14,226)	(4,229)

Net cash provided by operating activities	20,086	27,200

INVESTING ACTIVITIES:
Real estate acquisitions	(589)	(24,079)
Capital expenditures and development activities	(8,349)	(13,309)
Decrease (increase) in deferred acquisition costs and deposits	(220)	588
Proceeds from dispositions of real estate investments, net	1,042	11,841
Investments in unconsolidated joint ventures	(276)	(14,942)
Distributions from investments in unconsolidated joint ventures	3,506	2,561
Repayment of notes receivable	15	4,775
Other investing activities	(20)	1,856

Net cash used in investing activities	(4,891)	(30,709)

FINANCING ACTIVITIES:
Net proceeds from lines of credit	—	63,000
Principal payments on mortgage notes	(1,727)	(30,967)
Principal payments on financing obligations	—	(5)
Offering costs for issuance of common stock and OP Units	—	(69)
Redemption of OP Units	(254)	(1,143)
Distributions to common stockholders	(14,024)	(26,687)
Distributions to noncontrolling interests	(2,677)	(6,441)
Contributions from noncontrolling interests	43	—

Net cash used in financing activities	(18,639)	(2,312)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,444)	(5,821)
CASH AND CASH EQUIVALENTS, beginning of period	19,681	30,481

CASH AND CASH EQUIVALENTS, end of period	$16,237	$24,660

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$14,026	$15,929

Supplemental Disclosures of Non-Cash Activities
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 6)	$—	$14,669
Redemptions of OP Units settled in shares of common stock	$7,211	$—

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

As of March 31, 2009, we owned interests in, managed, or had under development 450 industrial real estate buildings comprised of approximately 75.9 million square feet. Our portfolio of consolidated operating properties included 373 industrial real estate buildings, which consisted of 218 bulk distribution properties, 113 light industrial properties and 42 service center properties comprised of approximately 52.1 million square feet. Our portfolio of 373 consolidated operating properties was 89.8% occupied as of March 31, 2009. As of March 31, 2009, we also consolidated 12 development properties and six redevelopment properties. In addition, as of March 31, 2009, we had ownership interests ranging from 4% to 20% in unconsolidated institutional joint ventures, or funds, that owned 45 properties comprised of approximately 14.1 million square feet, and investments in three unconsolidated operating properties and ten unconsolidated development joint venture properties.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2008 and related notes thereto as filed on Form 10-K on March 2, 2009.

Basis of Presentation

Our Consolidated Financial Statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, its wholly-owned qualified REIT and taxable REIT subsidiaries, our operating partnership and our consolidated joint ventures, in which we have a controlling interest. Third-party equity interests in our operating partnership and consolidated joint ventures are reflected as noncontrolling interests in the Consolidated Financial Statements. We also have noncontrolling partnership interests in unconsolidated institutional capital management joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

Principles of Consolidation

The Company holds interests in both consolidated and unconsolidated joint ventures. We determine consolidation based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46(R)”) or Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF
04-5”). We do not consolidate joint ventures that are variable interest entities as defined under FIN 46(R) where we are not the primary beneficiary. In accordance with AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence, we use the equity method of accounting and our investments in these joint ventures are reported on the Consolidated Balance Sheets in “Investments in and advances to unconsolidated joint ventures.”

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

Reclassifications

Certain items in our Consolidated Financial Statements for 2008 have been reclassified to conform to the 2009 presentation.

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

Investment in Real Estate

We capitalize direct costs associated with, and incremental to, the development, redevelopment or improvement of real estate. Costs associated with development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current, weighted average borrowing rates on related construction loans, if appropriate. Pre-development costs to prepare land for its intended use prior to significant construction activities are capitalized and classified as “Construction in progress.” Costs incurred for maintaining and repairing our real estate, which do not extend the life of our assets, are expensed as incurred.

Property acquisitions qualifying as business combination acquisitions are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”). Assets acquired, liabilities assumed and any noncontrolling interests in the acquired business combination are recorded at their respective acquisition-date fair values and acquisition-related costs are expensed as incurred. As defined by SFAS No. 141(R), a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. We do not consider land or development buildings to be a business, and as such, purchase of these are treated as asset acquisitions and are recorded at cost.

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to SFAS No. 141(R), the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The fair value of intangible lease assets recorded represents the value associated with in-place leases which may include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities are amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related amortization” depending on the nature of the intangible.

We have certain properties which we have acquired or removed from service with the intention to redevelop the property. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution until the date that the redevelopment properties are ready for their intended use or the property held for contribution no longer meets the held for sale criteria under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Real estate, including land, building, building and land improvements, tenant improvements and leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value.

Depreciation and Useful Lives of Real Estate Assets

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets or liabilities. Our ability to assess the useful lives of our real estate assets accurately is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize.

The following table reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The carrying value of assets sold or retired and the related accumulated depreciation and/or amortization is removed from the accounts and the resulting gain or loss, if necessary, is reflected in our Consolidated Statements of Operations during the period in which such sale or retirement occurs.

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and land improvements	20 years
Tenant improvements	Shorter of lease term or useful life
Leasehold improvements	5 – 20 years
Lease costs	Lease term
Intangible lease assets and liabilities	Average term of leases for property
Above/below market rent assets/liabilities	Lease term

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

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture in accordance with SFAS No. 66, Accounting for Sales of Real Estate, if the recognition criteria have been met. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in income of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”). The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact on our Consolidated Financial Statements.

Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our Consolidated Financial Statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our Consolidated Financial Statements.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses forward starting and interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Prior to March 31, 2009, the Company classified all derivatives in Level 2 of the fair value hierarchy. During the period beginning January 1, 2009 and ending March 31, 2009, credit spreads used in the calculation of the credit valuation adjustment increased such that the credit valuation adjustment was determined to be significant to the overall fair value of its derivative positions thereby changing the classification from Level 2 to Level 3.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, we record all derivatives in our Consolidated Balance Sheets at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

As of March 31, 2009, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity and Other Comprehensive Loss (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months as required by SFAS No. 133. We do not use derivatives for trading or speculative purposes.

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

Our agreements with each of our derivative counterparties contain provisions where if we default on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. We also have agreements with our derivative counterparties that incorporate the loan covenant provisions of our indebtedness with lender affiliates of the derivative counterparties. Failure to comply with the loan covenant provisions would cause us to be in default on any derivative instrument obligations covered by the agreement.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rents receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended March 31, 2009 and 2008, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $0.3 million and $1.1 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the three months ended March 31, 2009 and 2008, including amounts from discontinued operations, was $11.6 million and $13.0 million, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of March 31, 2009 and December 31, 2008, our allowance for doubtful accounts was $1.6 million and $0.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible asset or liability, pursuant to SFAS No. 141, and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue and expense line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was a decrease of approximately $0.5 million for the three months ended March 31, 2009, and a decrease of approximately $20,000 for the three months ended March 31, 2008.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the remaining contractual lease term or upon collection if collection is not assured. During the three months ended March 31, 2009 and 2008, early termination fees increased revenues by $1.4 million and $0.1 million, respectively.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) which requires the acquiring entity in a business combination to record all assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. Additionally, the FASB also issued FSP 141(R)-1 in April 2009, which modified the guidance in SFAS No. 141(R) related to contingent assets and contingent liabilities. SFAS No. 141(R), as modified by FSP 141(R)-1, is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R), as modified by FAS 141(R)-1 as of January 1, 2009 did not have a material impact on our Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, (“SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and requires recognition of gains or losses resulting from a change of control. Ownership changes not resulting in a change of control are treated as equity transactions. SFAS No. 160 was adopted beginning January 1, 2009, prospectively, with no material impact on our Consolidated Financial Statements. The presentation and disclosure requirements SFAS No. 160 were applied retrospectively for all periods presented. The adoption of SFAS No. 160 resulted in a reclassification of noncontrolling interests (formerly known as minority interests) to a separate component of total equity and net income attributable to noncontrolling interest is no longer treated as a reduction to net income but as a reduction from net income in calculating net income available to common stockholders.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 as of January 1, 2009 with no impact on our Consolidated Financial Statements.

In June 2008, the FASB issued EITF 03-6-1, Participating Securities and the Two Class Method under FASB Statement No. 128 (“EITF 03-6-1”). EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, and therefore, should be included in computing earnings per share using the two-class method. We adopted EITF 03-6-1 beginning January 1, 2009 with no material impact on our earnings per share.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We adopted FSP 107-1 and APB 28-1 for the interim period beginning January 1, 2009 with no impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We adopted FAS 157-4 beginning January 1, 2009 with no material impact on our Consolidated Financial Statements.

Note 3. Real Estate

Our consolidated real estate assets consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Operating properties	$2,707,089	$2,702,162
Properties under redevelopment	55,416	54,299
Properties under development	122,121	120,326
Properties in pre-development including land held	20,984	21,074

Total Investment in Properties	2,905,610	2,897,861
Less accumulated depreciation and amortization	(444,416)	(417,404)

Net Investment in Properties	$2,461,194	$2,480,457

Acquisition Activity

During the three months March 31, 2009, we acquired two parcels of land located in one market within the United States comprised of 8.9 acres and one market within Mexico, comprised of approximately 3.5 acres for a total cost of approximately $0.6 million, which includes acquisitions costs. These land parcels were acquired from unrelated third parties using existing cash balances and represent land available for expansion adjacent to existing properties.

During the three months March 31, 2008, we acquired three shell-complete development properties located in Monterrey, Mexico, comprised of approximately 0.5 million square feet for a total cost of approximately $20.7 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and short-term borrowings.

Disposition Activity

During the three months ended March 31, 2009, we sold one land parcel comprised of approximately 1.8 acres to an unrelated third party for total gross proceeds of approximately $1.1 million, which resulted in a gain of approximately $0.1 million.

During the three months ended March 31, 2008, we sold one operating property comprised of approximately 0.1 million square feet to an unrelated third party for total gross proceeds of approximately $6.1 million, which resulted in a gain of approximately $0.4 million. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture.

2009 Development Projects - Consolidated

As of March 31, 2009, we had six consolidated development projects comprised of 2.9 million square feet and 12 buildings, of which 10 were bulk distribution properties and two were light industrial, located in Dulles, VA, Cincinnati, OH, Atlanta, GA, Memphis, TN and Orlando, FL. As of March 31, 2009, all of these buildings were shell-complete. For information related to our unconsolidated development joint ventures, please see Note 4.

Intangible Assets

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 for additional information) was approximately $5.1 million and $7.0 million for the three months ended March 31, 2009 and 2008, respectively. Our intangible assets and liabilities included the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$161,664	$(112,772)	$48,892	$161,663	$(107,659)	$54,004
Above market rent	25,554	(19,531)	6,023	25,942	(18,841)	7,101
Below market rent	(17,902)	11,659	(6,243)	(17,964)	11,151	(6,813)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
Remainder of 2009	$12,038	$ (647)
2010	11,309	(718)
2011	7,698	10
2012	5,467	358
2013	3,578	543
Thereafter	8,802	674

Total	$48,892	$ 220

Note 4. Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following describes our unconsolidated joint ventures as of March 31, 2009 and December 31, 2008.

	DCT Ownership Percentage as of		Net Equity Investment as of
Unconsolidated Joint Ventures	March 31, 2009	Number of Buildings	March 31, 2009	December 31, 2008
Institutional Funds:			(in thousands)
DCT/SPF Industrial Operating LLC	20%	14	$50,176	$50,530
TRT-DCT Venture I	4.4%	14	1,155	1,207
TRT-DCT Venture II	11.4%	6	2,891	2,947
TRT-DCT Venture III	10%	5	3,040	3,054
DCT Fund I LLC	20%	6	1,732	1,901

Total Institutional Funds:		45	58,994	59,639

Other:
Stirling Capital Investments (SCLA)(1)	50%	6	42,071	40,164
IDI/DCT	50%	4	9,024	8,892
Sycamore Canyon	90%	2	8,271	8,603
Logistics Way	95%	1	3,546	4,039
DCT/IDI Buford (land only)(2)	75%	—	3,185	3,214
Other joint venture investments in land(2)	90%	—	598	901

Total Other:		13	66,695	65,813

Total		58	$125,689	$125,452

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.
(2)	Net equity investment balances as of December 31, 2008 include total APB No. 18 impairment losses of $4.7 million.

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

During the three months ended March 31, 2009, the SCLA joint venture sold 53 acres of land. As of March 31, 2009, the SCLA joint venture had one building comprised of approximately 1.0 million square feet that was under construction, three buildings that were shell-complete comprised of 0.5 million square feet and 0.5 million square feet of operating properties. As of March 31, 2009, 0.1 million square feet of the shell-complete buildings had been leased. As of March 31, 2009, the SCLA joint venture owned $91.1 million in real estate assets with $53.9 million in debt.

Institutional Capital Management Joint Ventures

TRT-DCT Industrial Joint Venture III

We entered into a joint venture agreement with Dividend Capital Total Realty Trust Inc. (“DCTRT”) TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”) on September 9, 2008. TRT-DCT Venture III has been funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 10% of the joint venture’s required equity capitalization); and (iii) secured debt financing. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. On March 27, 2009, the venture borrowed $12.4 million of secured debt which bears interest at 7.4% and requires monthly interest and principal payments until the debt matures on March 1, 2016. As of March 31, 2009, TRT-DCT Venture III owned approximately $31.0 million of real estate assets.

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $70.1 million in construction financing as of March 31, 2009. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above. As of March 31, 2009, our proportionate share of non-recourse debt associated with unconsolidated joint ventures was $144.9 million, which includes the $70.1 million related to construction financing discussed above.

Note 5. Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of March 31, 2009 and December 31, 2008, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates are our best estimates, however, they may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands).

	Balances as of March 31, 2009		Balances as of December 31, 2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$30,372	$29,854	$30,387	$29,741
Borrowings(1):
Senior, unsecured revolving credit facility	$—	$—	$—	$—
Fixed rate debt(2)	$972,427	$873,237	$974,397	$872,698
Variable rate debt	$225,237	$217,810	$225,237	$219,499
Interest rate contracts:
Forward-starting swaps(3)	$(9,438)	$(9,438)	$(21,503)	$(21,503)

(1)

The fair values of our notes receivable and borrowings were estimated using a discounted cash flow methodology. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs as defined by SFAS No. 157 which management has determined to be its best estimate of current market spreads of similar instruments.

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

Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks, forward-starting swaps and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During 2009, such derivatives have been used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancings of existing debt upon maturity.

As of March 31, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of outstanding variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap(1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(2)	$26,000	5.364%	1/2010	4/2010
Forward-starting swap(2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA
(2)	The counterparty is PNC Bank, NA

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of $9.4 million as of March 31, 2009. The fair value of these derivatives was determined using Level 2 inputs, as described in SFAS No. 157. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest income and other” in our Consolidated Statements of Operations. During the three months ended March 31, 2009, we recorded no ineffectiveness. During the three months ended March 31, 2008, we recorded a loss of approximately $0.2 million related to the ineffectiveness due to the change in estimated timing of anticipated debt issuances.

Net unrealized gains of approximately $12.7 million and net unrealized losses of $2.0 million, including the noncontrolling interests’ portion, were recorded in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $14.3 million and $26.6 million, respectively, including the noncontrolling interests’ portion.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $1.0 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 6 – Our Operating Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. In October 2006, we discontinued the private placement of TIC Interests. We had leased back the portion of the building sold to the unrelated third-party investors and, in accordance with SFAS No. 98, Accounting for Leases (“SFAS No. 98”), a portion of the rental payments made to such investors under the lease agreements were recognized as “Interest expense” using the interest method.

During the three months ended March 31, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million units of limited partnership interest in our operating partnership (“OP Units”) valued at approximately $14.8 million. During the three months ended March 31, 2008, we incurred approximately $0.1 million of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. Included in “Interest expense” was approximately $0.1 million for the three months ended March 31, 2008 of interest expense related to the financing obligation.

Note 7 – Noncontrolling Interests

OP Units

As of March 31, 2009 and December 31, 2008, we owned approximately 85% and 84%, respectively, of the outstanding equity interests of our operating partnership, with the remaining equity interest in our operating partnership owned by third-party investors and Dividend Capital Advisors Group LLC (“DCAG”). Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. During the three months ended March 31, 2009, 0.9 million OP Units were redeemed for approximately $0.3 million in cash and 0.8 million shares of our common stock. During the three months ended March 31, 2008, approximately 0.1 million OP Units were redeemed for $1.1 million in cash.

As of March 31, 2009, there was a total of 31.5 million OP Units outstanding with a redemption value of approximately $100.0 million based on the closing price of our common stock on March 31, 2009. As of December 31, 2008, there was a total of 32.4 million OP Units outstanding with a redemption value of approximately $164.1 million based on the closing price of our common stock on December 31, 2008. As of March 31, 2009, 29.9 million OP Units were redeemable.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP units. LTIP units, which we grant either as free-standing awards or together with other awards under our long-term incentive plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. During the three months ended March 31, 2009, a total of 0.4 million LTIP units were granted to certain officers and senior executives, which vest 25% annually over four years and had an estimated total fair value of $1.5 million at the date of grant. During the three months ended March 31, 2008, total of 0.4 million LTIP units were granted to certain officers and senior executives, 0.3 million that vest 25% annually over four years and 0.1 million that vest over five years (25% in year three, 25% in year four and 50% in year five) with a total fair value of $3.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 23% and a risk-free interest rate of 2.67%. As of March 31, 2009, 1.5 million LTIP units were outstanding of which 0.1 million were vested.

Our outstanding OP Units and LTIP units are classified as permanent equity as determined by the standards established by SFAS No. 160 and EITF Topic D-98: Classification and Measurement of Redeemable Securities.

The following table illustrates the noncontrolling interests’ share of our Consolidated Net Income during the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31
	2009	2008
Noncontrolling interests’ share of (Income) Loss From Continuing Operations	$(631)	$109
Noncontrolling interests’ share of Income from discontinued operations	(22)	(67)
Noncontrolling interests’ share of Gain on dispositions of real estate interests	(6)	(84)

Net income attributable to noncontrolling interests	$(659)	$(42)

Note 8 – Stockholders’ Equity

Common Stock

As of March 31, 2009, approximately 176.0 million shares of common stock were issued and outstanding. The net proceeds from the prior sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties. During the three months ended March 31, 2009, we issued 0.8 million shares of common stock related to the redemption of OP Units (see additional information in Note 7 above) and approximately 33,000 shares of common stock related to vested shares of restricted stock and phantom shares.

Dividend Reinvestment and Stock Purchase Plan

In April 2007, we began offering shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan permits stockholders to acquire additional shares with quarterly dividends and to make additional cash investments to buy shares directly. Shares of common stock may be purchased in the open market, through privately negotiated transactions, or directly from us as newly issued shares of common stock. All shares issued under the Plan were acquired in the open market.

Stock Based Compensation

Restricted Stock

During the three months ended March 31, 2009 and 2008, we granted approximately 0.2 million shares and 0.1 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $3.40 and $8.65 per share, respectively. The restricted stock was recorded at the fair market value of our common stock on the date of issuance and vests 25% annually over four years. These shares of restricted common stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period. These shares of restricted common stock have voting rights and rights to receive dividends, and the fair values of these shares are amortized over their respective vesting periods.

Stock Options

During the three months ended March 31, 2009, we granted approximately 1.5 million stock options, at the weighted-average exercise price of $3.41 per share which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $0.7 million and is amortized over their respective vesting periods. During the three months ended March 31, 2008, we granted approximately 1.6 million stock options, at the weighted-average exercise price of $8.64 per share which vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $0.9 million and is amortized over their respective vesting periods.

Note 9 – Related Party Transactions

Shared services agreement with DCAG

During 2008, we renewed our transitional services agreement with Overhead Services, Inc., formerly DC Services, LLC, (“Overhead Services”), an affiliate of DCAG for one year, whereby we received enumerated services, including IT services, human resources, payroll and accounts payable services for a monthly fee of approximately $72,000. Overhead Services has continued to provide us shared services in 2009 and, during the three months ended March 31, 2009, we entered into a shared services agreement with Overhead Services whereby Overhead Services agreed to provide us shared services during 2009 for a monthly fee of approximately $50,000 starting January 2009.

Note 10 – Earnings per Share

Pursuant to EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method described in SFAS 128, Earnings Per Share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock and LTIP units are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest or expire.

The following table sets forth the computation of our basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008 (in thousands, except per share information):

	For the Three Months Ended March 31
Earnings per share – Basic and Diluted	2009	2008
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$3,673	$(1,290)
Less: Distributed and undistributed earnings allocated to participating securities	(53)	—

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	3,620	(1,290)

Income from discontinued operations attributable to DCT common stockholders	123	1,312
Less: Distributed and undistributed earnings allocated to participating securities	(2)	(35)

Numerator for adjusted income from discontinued operations attributable to DCT common stockholders	121	1,277

Gain on dispositions of real estate interests attributable to DCT common stockholders	31	362
Less: Distributed and undistributed earnings allocated to participating securities	—	(9)

Numerator for adjusted gain from dispositions of real estate interests attributable to common stockholders	31	353

Adjusted net income attributable to DCT common stockholders	$3,772	$340

Denominator
Weighted average common shares outstanding – basic and diluted	175,661	168,386

Earnings per Common Share – Basic and Diluted
Income (Loss) From Continuing Operations	$0.02	$(0.01)
Income from discontinued operations	0.00	0.01
Gain on dispositions of real estate interests	0.00	0.00

Net Income attributable to DCT common stockholders	$0.02	$0.00

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 36.5 million and 41.9 million stock options, phantom stock, warrants, OP Units and unvested LTIP units, for the three months ended March 31, 2009 and 2008, respectively, because their effect would be anti-dilutive.

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

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Rental Revenues		Property NOI (1)
	2009	2008	2009	2008
Bulk distribution	$47,896	$48,174	$35,083	$35,925
Light industrial and other	14,303	13,543	10,252	9,362

Total	$62,199	$61,717	$45,335	$45,287

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

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Property NOI – operating segments	$45,335	$45,287
NOI from development and redevelopment properties	175	486

Total property net operating income	45,510	45,773
Institutional capital management and other fees	667	860
Real estate related depreciation and amortization	(26,455)	(27,905)
General and administrative expense	(5,468)	(5,882)
Equity in income of unconsolidated joint ventures, net	4,180	287
Interest expense	(13,371)	(14,430)
Interest income and other	134	434
Income taxes	(893)	(536)

Income (Loss) from Continuing Operations	$4,304	$(1,399)

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	March 31, 2009	December 31, 2008
Property type segments:
Bulk distribution	$1,795,710	$1,819,504
Light industrial and other	518,957	518,347

Total segment net assets	2,314,667	2,337,851
Development and redevelopment assets	176,423	174,082

Non-segment assets:
Properties in pre-development including land held	20,984	21,074
Non-segment cash and cash equivalents	10,954	13,967
Other non-segment assets (1)	152,734	156,869

Total Assets	$2,675,762	$2,703,843

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs and deferred acquisition costs.

Included in rental revenues and segment net assets as of and for the three months ended March 31, 2009 was approximately $1.4 million and $78.9 million, respectively, attributable to operations in Mexico which commenced during 2007.

Note 12 – Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended March 31, 2009, no properties were sold, however, our income from discontinued operations included adjustments related to prior period dispositions. During the year ended December 31, 2008, we sold one development property in our bulk distribution segment comprised of approximately 0.3 million square feet and 15 operating properties, 11 in our bulk distribution segment and four in our light industrial segment, comprised of approximately 2.3 million square feet to third parties. For the three months ended March 31, 2008, income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three months ended March 31, 2008. As of March 31, 2009 and 2008, we had no properties classified as held for sale.

The following is a summary of the components of “Income from discontinued operations” for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Rental revenues	$13	$3,093
Rental expenses and real estate taxes	—	(680)
Real estate related depreciation and amortization	—	(1,238)
General and administrative	(16)	—

Operating income (loss)	(3)	1,175
Interest expense, net	—	(144)
Other expense	151	—
Income taxes	—	(13)

Income before gain on dispositions of real estate	148	1,018
Gain (loss) on dispositions of real estate interests	(3)	361

Income from discontinued operations	$145	$1,379

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	national, international, regional and local economic conditions, including, in particular, the current economic slow-down in the U.S. and internationally;
•	the general level of interest rates and the availability of capital, particularly in light of the recent disruption in the credit markets;
•	the competitive environment in which we operate;
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

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in this report.

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of March 31, 2009, the Company owned, managed or had under development approximately 75.9 million square feet of assets leased to approximately 850 customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners, and had 7.7 million square feet under development. Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 85% of the outstanding equity interests of our operating partnership as of March 31, 2009. We acquired our first property in June 2003 and our portfolio consists of 373 consolidated operating properties as of March 31, 2009.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 38, and to maximize total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing operating and development properties;

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting in higher return opportunities; and

•	expand our institutional capital management program.

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

We believe near-term operating income from our existing properties will likely decrease as demand for warehouse space declines and the availability of competitive space increases. During the first quarter 2009, the slowing economy impacted our performance in several ways including: negative rent growth on signed leases, fewer lease renewals, decreased leasing of existing vacancies, and an increase in early terminations, bankruptcies and requests for rent relief. The current economic recession is expected to result in a higher level of bankruptcies nationally, which could reduce the demand for leasing space in our business resulting in decreased occupancy and competitive pressure on rental rates. Any increased operating results from operating and development activities may be offset by the loss of income related to tenant bankruptcies or early lease terminations, and other potential impacts of the slowing economy as well as by property dispositions. As market values decline, we could experience additional impairment losses, decreased sales volume compared to prior years and less attractive pricing for any assets that we do sell, while depressed property values may also present us with attractive buying opportunities.

Although the credit markets for the real estate sector continue to be extremely constrained as a result of the liquidity constraints of major lending institutions and other traditional sources of capital, we believe that our sources of capital are adequate to meet our liquidity requirements in 2009 and 2010. We have no major debt maturities until June 2010 when a $300 million senior unsecured term loan comes due which can be extended at our option for one year so that we would not have any significant debt maturities until 2011. Additionally, as of March 31, 2009, we had $284.8 million available under our unsecured credit facility, which matures in December 2010, and cash and cash equivalents of approximately $16.2 million. These capital resources will be utilized in part to meet our purchase obligations and development project commitments as discussed in “Liquidity and Capital Resources”.

The principal risks to our business plan include:

•

the challenges that we may face as a result of the current economic slow-down, including decreased demand for warehouse space, difficulty obtaining financing, tenant bankruptcies, declining real estate values and other challenges;

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

•	the continued long-term growth in international trade which necessitates the increased import and export of products in the U.S. and Mexico; and

•	the growth or continuing importance of industrial markets located near major transportation hubs including seaports, airports and major intermodal facilities.

Inflation

Although the U.S. economy has been experiencing relatively flat inflation rates, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within five years which enables us to replace existing leases with new leases at the then-existing market rate.

Significant Transactions During 2009

•	Major Development Activities

SCLA – During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. We refer to this venture as the SCLA joint venture. During the three months ended March 31, 2009, the venture sold 53 acres of land. As of March 31, 2009, the SCLA joint venture had one building comprised of approximately 1.0 million square feet that was under construction and three buildings that were shell-complete comprised of 0.5 million square feet. As of March 31, 2009, 0.1 million square feet of these buildings had been leased.

Customer Diversification

As of March 31, 2009, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following list reflects the ten largest customers, based on annualized base rent as of March 31, 2009, that occupy approximately 9.5 million square feet in all consolidated and unconsolidated operating properties, and development properties.

Deutsche Post World Net (DHL & Exel)

Technicolor

Whirlpool Corporation

Bridgestone/Firestone

S.C Johnson & Son, Inc.

The Clorox Sales Company

Ozburn-Hessey Logistics

Home Depot Inc.

Borders Books

Johnson & Johnson

Results of Operations

Summary of the three months ended March 31, 2009 compared to the same period ended March 31, 2008

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of March 31, 2009, we consolidated 373 operating properties, six redevelopment properties and 12 development properties. We owned, managed or had under development approximately 75.9 million square feet of assets leased to approximately 850 customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners. As of March 31, 2008, we consolidated 381 operating properties, five redevelopment properties and 15 development properties. Subsequent to March 31, 2008, 14 of the operating properties were sold and results of these operations were reclassified to discontinued operations. Subsequent to March 31, 2008, we acquired three operating properties.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three months ended March 31, 2009 compared to the same period in 2008 (dollar amounts in thousands).

	As of, and for, the Three Months Ended March 31,
	2009			2008
Operating properties in continuing operations:(1)	Bulk Distribution	Light Industrial and Other	Total	Bulk Distribution	Light Industrial and Other	Total
Number of buildings	218	155	373	214	153	367
Square feet (in thousands)	44,330	7,807	52,137	43,738	7,553	51,291
Occupancy at end of period	90.0%	88.7%	89.8%	93.3%	91.2%	93.0%
Segment net assets	$1,795,710	$518,957	$2,314,667	$1,839,522	$513,679	$2,353,201
For the three months ended March 31:
Rental revenues	$47,896	$14,303	$62,199	$48,174	$13,543	61,717
Property net operating income (2)	$35,083	$10,252	$45,335	$35,925	$9,362	45,287

(1)

Includes 19 operating properties held for contribution as of March 31, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with SFAS No. 144.

(2)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. See “Notes to our Consolidated Financial Statements, Note 11 – Segment Information” for a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three months ended March 31, 2009 and 2008.

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	March 31, 2009	March 31, 2008
Property type segments:
Bulk distribution	$1,795,710	$1,839,522
Light industrial and other	518,957	513,679

Total segment net assets	2,314,667	2,353,201
Development and redevelopment assets	176,423	137,621
Properties included in discontinued operations	—	116,882
Non-segment assets:
Properties in pre-development including land held	20,984	16,472
Non-segment cash and cash equivalents	10,954	2,740
Other non-segment assets (1)	152,734	145,088

Total Assets	$2,675,762	$2,772,004

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs and deferred acquisition costs.

Comparison of the three months ended March 31, 2009 to the same period ended March 31, 2008

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio as of March 31, 2009 totaled 365 buildings comprised of approximately 50.8 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended March 31,
	2009	2008	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$59,182	$60,322	$(1,140)
Non-same store operating properties	1,616	1,267	349
Development and redevelopment	768	729	39
Revenues related to early lease terminations	1,401	128	1,273

Total rental revenues	62,967	62,446	521

Rental Expenses and Real Estate Taxes
Same store	16,521	15,387	1,134
Non-same store operating properties	343	1,043	(700)
Development and redevelopment	593	243	350

Total rental expenses and real estate taxes	17,457	16,673	784

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	42,661	44,935	(2,274)
Non-same store operating properties	1,273	224	1,049
Development and redevelopment	175	486	(311)
Revenues related to early lease terminations	1,401	128	1,273

Total property net operating income	45,510	45,773	(263)

Other Revenue and Other Income
Institutional capital management and other fees	667	860	(193)
Gain on dispositions of depreciated real estate assets	37	446	(409)
Equity in income of unconsolidated joint ventures, net	4,180	287	3,893
Interest income and other	134	434	(300)

Total other revenue and other income	5,018	2,027	2,991

Other Expenses
Real estate related depreciation and amortization	26,455	27,905	(1,450)
General and administrative expenses	5,468	5,882	(414)
Income taxes	893	536	357
Interest expense	13,371	14,430	(1,059)

Total other expenses	46,187	48,753	(2,566)
Income from discontinued operations	145	1,379	(1,234)
Net income attributable to noncontrolling interests	(659)	(42)	(617)

Net income attributable to DCT common stockholders	$3,827	$384	$3,443

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 29, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 11 to our Consolidated Financial Statements.

Rental Revenues

Rental revenues increased by approximately $0.5 million, or 1%, for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to an increase of $1.3 million in early termination fees offset by a decrease in revenue related to straight-line basis accounting. Early lease terminations increased during the three months ended March 31, 2009 compared to prior periods which resulted in increased write-offs of straight-line rent receivables and collection of termination fees. Base rent was relatively flat reflecting a decrease in average occupancy from 93.4% for the three months ended March 31, 2008, to 91.5% for the three months ended March 31, 2009 offset by approximately six more operating properties included in operations for the three months ended March 31, 2009 compared to the same period in 2008. Tenant recovery income decreased as a result of lower average occupancy. Other revenue increased primarily due to a settlement related to a land condemnation and a tenant assignment fee.

The following table illustrates the various components of our Rental Revenues for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008	$ Change
Base rent	$48,785	$48,295	$490
Straight-line rent and amortization of above and below market rent intangibles	(187)	1,064	(1,251)
Tenant recovery income	11,594	12,456	(862)
Other	1,374	503	871
Revenues related to early lease terminations	1,401	128	1,273

Total rental revenues	$62,967	$62,446	$521

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $0.8 million, or 5%, for the three months ended March 31, 2009 compared to the same period in 2008 primarily related to an increase of $0.4 million in property taxes and $0.2 million in reserves for bad debt and approximately $0.2 million primarily related to repairs and maintenance and property management fees.

Other Revenue and Other Income

Other revenue and other income increased by approximately $3.0 million for the three months ended March 31, 2009 as compared to the same period in 2008, as a result of a $3.9 million increase in equity in earnings on unconsolidated joint ventures primarily due to the SCLA land sale gain (see Note 4 to our Consolidated Financial Statements for additional information), which was partially offset by decreased gains of $0.4 million on dispositions of real estate interests reported in continuing operations and other items.

Other Expenses

Real estate related depreciation and amortization decreased by approximately $1.5 million, or 5%, for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to intangible assets recognized in connection with property acquisitions becoming fully amortized. The decrease in interest expense of approximately $1.1 million is primarily attributable to decreases in the average LIBOR rate during the three months ended March 31, 2009 compared to the same period in 2008. Income taxes increased related to activity in our taxable REIT subsidiary.

Income from Discontinued Operations

Income from discontinued operations decreased $1.2 million as no properties were sold or classified as held for sale as of March 31, 2009. We sold 0.1 million square feet during the three months ended March 31, 2008, and the results of these operations and the 14 properties that were sold subsequent to March 31, 2008 are reflected in discontinued operations until the date of sale. Discontinued operations activity for the three months ended March 31, 2009 reflects adjustments to prior period dispositions.

Noncontrolling Interests

We owned approximately 85% of our operating partnership as of March 31, 2009 which increased when compared to approximately 81% as of March 31, 2008 primarily due to the redemption of OP Units (see Note 7 to our Consolidated Financial Statements for additional information).

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including asset contributions and dispositions;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Current cash balances; and

•	Distributions from our institutional capital management program and other joint ventures.

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

Although the credit markets for the real estate sector continue to be extremely constrained as a result of the liquidity constraints of major lending institutions and other traditional sources of debt capital, we believe that our sources of capital are adequate to meet our near-term liquidity requirements. We expect these resources will be adequate to fund our operating activities, debt service obligations and equityholder distributions and will be sufficient to fund our ongoing development. We have no major debt maturities until 2010 when a $300 million senior unsecured term loan comes due, which can be extended at our option for one year such that we would not have any significant debt maturities until 2011. As of March 31, 2009, we had purchase obligations of $23.0 million and our estimated construction costs to complete current development projects was approximately $53.9 million of which only $7.8 million is legally committed. As of March 31, 2009 we had $284.8 million available under our unsecured credit facility, which expires in December 2010, and approximately $16.2 million in cash and cash equivalents.

Cash Flows

“Cash and cash equivalents” decreased $3.4 million or 17.5% from December 31, 2008 to March 31, 2009 primarily related to cash distributions to stockholders of $16.7 million and capital expenditures related to real estate assets of $8.3 million partially offset by operating cash flows of $20.1 million. Working capital assets and liabilities, including cash, increased $5.5 million as of March 31, 2009 compared to December 31, 2008 primarily related to a reduction of “Accounts payable and accrued expenses” of $13.7 million offset by decrease of receivables from tenants of $5.7 million and the decrease in “Cash and cash equivalents” of $3.4 million.

During the three months ended March 31, 2009 compared to the same period in 2008, cash provided by operating activities decreased $7.1 million, from $27.2 million to $20.1 million, primarily related to $6.4 million more cash used related to the increase in working capital as of March 31, 2009 compared to March 31, 2008 and by $1.0 million less cash provided by our current period operations, as adjusted for non-cash items, for the three months ended March 31, 2009 compared to the same period in 2008. Working capital, including cash and cash equivalents, decreased $0.7 million during the three months ended March 31, 2008 compared to an increase of $5.5 million during the three months ended March 31, 2009. Cash provided by our current period operations adjusted for non-cash items decreased primarily due to slightly higher operating expenses and general and administrative expenses partially offset by lower cash paid for interest.

During the three months ended March 31, 2009, our cash used in investing activities decreased by $25.8 million compared to the same period in 2008, from $30.7 million to $4.9 million primarily related to fewer investing activities during the three months ended March 31, 2009 compared to the same period in 2008. We spent $23.5 million and $14.7 million less on acquisitions of real estate and investments in unconsolidated joint ventures, respectively and spent $5.0 million less on capital expenditures and development activities. These decreases in investing activities were partially offset by $10.8 million less proceeds from the disposition of real estate investments and lower repayments of notes receivable of $4.8 million during the three months ended March 31, 2009 compared to the same period in 2008.

During the three months ended March 31, 2009, we used $16.3 million more cash for financing activities compared to the same period in 2008 primarily related to cash used for principal payments of $1.7 million for the three month ended March 31, 2009 compared to net borrowings of $32.0 million during the three months ended March 31, 2008. Offsetting the cash flows related to our borrowings, our cash required for distributions decreased by $16.4 million due to the reduction of our quarterly distribution rate from $0.16 per share to $0.08 per share.

Common Stock

As of March 31, 2009, approximately 176.0 million shares of common stock were issued and outstanding. The net proceeds from the sales of these securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings. Our operating partnership has used these proceeds to fund the acquisition and development of our properties.

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

Forward Purchase Commitments

Nexxus

As of March 31, 2009, we had three separate forward purchase commitments with Nexxus Desarrollos Industriales (“Nexxus”) to acquire three newly constructed buildings and had three related letters of credit totaling $15.2 million outstanding. The three buildings are located on separate development sites in three submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligate us to acquire each of the facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Closing on the three buildings is expected to occur in late 2009 or early 2010.

Distributions

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. We currently pay annualized distributions of approximately $67 million. We believe this level to be appropriate based upon our anticipated results and taxable income. During February 2009, our board of directors declared a $0.08 per share quarterly cash dividend.

During the three months ended March 31, 2009, our board of directors declared distributions to stockholders totaling approximately $16.8 million, including distributions to OP unitholders. During the same period of 2008, our board of directors declared distributions to stockholders totaling approximately $33.4 million, including distributions to OP unitholders. During the three months ended March 31, 2009, we paid distributions using existing cash balances and cash provided by operations.

Outstanding Indebtedness

As of March 31, 2009, our outstanding indebtedness of $1.2 billion consisted of mortgage notes and senior unsecured notes and an unsecured revolving credit facility, excluding $144.9 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2008, our outstanding indebtedness consisted of mortgage debt, unsecured notes and an unsecured revolving credit facility and totaled approximately $1.2 billion, excluding $141.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of March 31, 2009 and December 31, 2008, the historical cost of our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our mortgage debt was approximately $1.2 billion. Our debt has various covenants with which we were in compliance as of March 31, 2009 and December 31, 2008.

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

During the three months ended March 31, 2009 and 2008, our debt service, including principal and interest, totaled $16.0 million and $42.0 million, respectively. The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of March 31, 2009 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
2009 remaining	$—		$5,973	$—	$5,973
2010	300,000	(1)	58,510	—	358,510
2011	50,000		230,235	—	280,235
2012	—		169,848	—	169,848
2013	175,000		41,147	—	216,147
Thereafter	100,000		63,104	—	163,104

Total	$625,000		$568,817	$—	$1,193,817

(1)	In June 2008, DCT closed a two-year $300 million senior unsecured term loan that can be extended for one year at the Company’s option.

To manage the interest rate risk associated with forecasted refinancing of our fixed-rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. As of March 31, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap(1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(2)	$26,000	5.364%	1/2010	4/2010
Forward-starting swap(2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA
(2)	The counterparty is PNC Bank, NA

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions, which under certain circumstances, may allow us to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. As of March 31, 2009 and December 31, 2008, this facility was undrawn. After giving effect for our outstanding letters of credit we had $284.8 million available.

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

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2009 specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest	$1,376,718	$112,213	$718,780	$370,897	$174,828
Operating lease commitments	1,412	507	905	—	—
Ground lease commitments(2)	6,732	204	583	452	5,493
Purchase obligations(3)	23,016	23,016	—	—	—

Total	$1,407,878	$135,940	$720,268	$371,349	$180,321

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

(3)

Includes forward purchase commitments of $15.2 million which are secured by letters of credit, as discussed on page 34. Our estimated construction costs to complete current development projects is approximately $53.9 million of which $7.8 million is legally committed and included in the above table.

Off-Balance Sheet Arrangements

As of March 31, 2009 and December 31, 2008, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

Letters of Credit

We have $15.2 million of -outstanding letters of credit in connection with forward purchase commitments for three industrial properties in Monterrey, Nuevo Leon, Mexico. See page 34 for further discussion regarding the forward purchase commitments.

Investments in Unconsolidated Joint Ventures

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $70.1 million in construction financing as of March 31, 2009. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above. As of March 31, 2009, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $144.9 million, which includes the $70.1 million related to construction financing discussed above.

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

The following table presents the calculation of our FFO reconciled from net income for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	For the Three Months Ended March 31
	2009	2008
Net Income Attributable to DCT Common Stockholders	$3,827	$384
Adjustments:
Real estate related depreciation and amortization	26,455	29,143
Equity in (income) of unconsolidated joint ventures, net	(4,180)	(287)
Equity in FFO of unconsolidated joint ventures	6,549	1,467
(Gain) on dispositions of real estate interests	(34)	(807)
Gain on dispositions of non-depreciated real estate	113	246
Noncontrolling interest in the operating partnership’s share of the above adjustments	(4,488)	(5,588)
FFO attributable to participating securities	(257)	(175)
FFO attributable to unitholders	5,150	5,675

Funds from operations attributable to common stockholders and unitholders – basic and diluted	$33,135	$30,058

FFO per common share and unit, basic and diluted	$0.16	$0.15

FFO weighted average common shares and units outstanding:
Weighted average common shares for earnings per share, basic and diluted	175,661	168,386
Units	32,029	38,911

FFO weighted average common shares and units outstanding – basic and diluted:	207,690	207,297

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices such as rental rates and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and OP unitholders and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the three months ended March 31, 2009 and 2008, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2009 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of outstanding variable rate debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap(1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(2)	$26,000	5.364%	1/2010	4/2010
Forward-starting swap(2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA
(2)	The counterparty is PNC Bank, NA

As of March 31, 2009, derivatives with a negative fair value of $9.4 million were included in “Other liabilities” in our Consolidated Balance Sheet. As of December 31, 2008, derivatives with a negative fair value of $21.5 million were included in “Other liabilities” in our Consolidated Balance Sheets. For the three months ended March 31, 2008, a loss of $0.2 million was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. No ineffectiveness was recorded during the three months ended March 31, 2009.

The net liabilities associated with these derivatives would increase approximately $1.2 million if the market interest rate of the referenced swap index, which was LIBOR in each case, were to decrease 10 basis points based upon the prevailing market rate as of March 31, 2009.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2009, we had approximately $225.2 million of variable rate debt outstanding indexed to LIBOR rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10%, our interest expense for the three months ended March 31, 2009, would have increased by approximately $0.1 million. Additionally, if weighted average interest rates on our fixed rate debt were to change by 1% due to refinancing, interest expense would change by approximately $2.6 million during the three months ended March 31, 2009.

As of March 31, 2009, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2009, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on March 2, 2009, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 11, 2009	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: May 11, 2009	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.