Form 10-Q
period 2009-06-30
DCT Industrial Trust Inc.
filed 2009-08-07
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, 204,329,161 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Land	$510,669	$511,730
Buildings and improvements	2,149,396	2,107,756
Intangible lease assets	186,831	187,605
Construction in progress	65,997	90,770

Total Investment in Properties	2,912,893	2,897,861
Less accumulated depreciation and amortization	(471,509)	(417,404)

Net Investment in Properties	2,441,384	2,480,457
Investments in and advances to unconsolidated joint ventures	120,292	125,452

Net Investment in Real Estate	2,561,676	2,605,909
Cash and cash equivalents	132,903	19,681
Notes receivable	30,356	30,387
Deferred loan costs, net	3,892	5,098
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,960 and $843, respectively	26,072	31,747
Other assets, net	9,583	11,021

Total Assets	$2,764,482	$2,703,843

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$30,189	$35,193
Distributions payable	18,890	16,630
Tenant prepaids and security deposits	14,200	17,601
Other liabilities	10,896	26,472
Intangible lease liability, net	5,765	6,813
Senior unsecured notes	625,000	625,000
Mortgage notes	567,966	574,634

Total Liabilities	1,272,906	1,302,343

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 203,799,565 and 175,141,387 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	2,038	1,751
Additional paid-in capital	1,779,218	1,657,923
Distributions in excess of earnings	(543,652)	(513,040)
Accumulated other comprehensive loss	(12,485)	(23,605)

Total Stockholders’ Equity	1,225,119	1,123,029
Noncontrolling interests	266,457	278,471

Total Equity	1,491,576	1,401,500

Total Liabilities and Equity	$2,764,482	$2,703,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Rental revenues	$59,267	$61,150	$122,117	$123,489
Institutional capital management and other fees	680	614	1,347	1,474

Total Revenues	59,947	61,764	123,464	124,963

OPERATING EXPENSES:
Rental expenses	7,233	7,202	15,976	15,607
Real estate taxes	8,755	8,401	17,428	16,634
Real estate related depreciation and amortization	27,937	28,394	54,323	56,244
General and administrative	6,454	5,083	11,922	10,965

Total Operating Expenses	50,379	49,080	99,649	99,450

Operating Income	9,568	12,684	23,815	25,513
OTHER INCOME AND (EXPENSE):
Equity in income (losses) of unconsolidated joint ventures, net	(1,615)	439	2,565	726
Interest expense	(13,326)	(11,106)	(26,667)	(25,505)
Interest income and other	767	567	901	1,001
Income taxes	(661)	(356)	(1,553)	(891)

Income (Loss) From Continuing Operations	(5,267)	2,228	(939)	844
Income from discontinued operations	513	16,534	634	17,898

Income (Loss) Before Gain On Dispositions Of Real Estate Interests	(4,754)	18,762	(305)	18,742
Gain (loss) on dispositions of real estate interests	—	(39)	37	407

Consolidated Net Income (Loss)	(4,754)	18,723	(268)	19,149
Net (income) loss attributable to noncontrolling interests	760	(3,227)	101	(3,269)

Net Income (Loss) Attributable to DCT Common Stockholders	$(3,994)	$15,496	$(167)	$15,880

EARNINGS PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$(0.02)	$0.01	$0.00	$0.00
Income from discontinued operations	0.00	0.08	0.00	0.09
Gain (loss) on dispositions of real estate interests	0.00	0.00	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.02)	$0.09	$0.00	$0.09

EARNINGS PER COMMON SHARE – DILUTED:
Income (Loss) From Continuing Operations	$(0.02)	$0.01	$0.00	$0.00
Income from discontinued operations	0.00	0.08	0.00	0.09
Gain (loss) on dispositions of real estate interests	0.00	0.00	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.02)	$0.09	$0.00	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	183,783	171,429	179,745	169,908

Diluted	183,783	171,481	179,745	169,919

AMOUNTS ATTRIBUTABLE TO DCT COMMON STOCKHOLDERS:
Income (Loss) From Continuing Operations	$(4,431)	$1,873	$(738)	$787
Income from discontinued operations	437	13,655	539	14,763
Gain (Loss) on dispositions of real estate interests	—	(32)	32	330

Net Income (Loss) Attributable to DCT Common Stockholders	$(3,994)	$15,496	$(167)	$15,880

Distributions declared per common share	$0.08	$0.16	$0.16	$0.32

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Equity

And Other Comprehensive Loss

For the Six Months Ended June 30, 2009

(unaudited, in thousands)

	Total Equity	DCT Industrial Trust Inc. and Subsidiaries					Noncontrolling Interests
		Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss
		Shares	Amount
Balance at December 31, 2008, as previously reported	$1,401,500	175,141	$1,751	$1,657,923	$(513,040)	$(26,623)	$281,489
Effect of adoption of SFAS No. 160	—	—	—	—	—	3,018	(3,018)

Balance at December 31, 2008	1,401,500	175,141	1,751	1,657,923	(513,040)	(23,605)	278,471

Comprehensive income:
Net income (loss)	(268)	—	—	—	(167)	—	(101)
Net unrealized gains on cash flow hedging derivatives	13,938	—	—	—	—	11,843	2,095
Realized losses related to hedging activities	(1,376)	—	—	—	—	(1,169)	(207)
Amortization of cash flow hedging derivatives	525	—	—	—	—	446	79

Comprehensive income	12,819				(167)	11,120	1,866

Issuance of common stock, net of offering costs	115,408	28,639	287	115,121	—	—	—
Amortization of stock-based compensation	2,143	—	—	821	—	—	1,322
Distributions to common stockholders and noncontrolling interests	(35,713)	—	—	—	(30,445)	—	(5,268)
Partner contributions to noncontrolling interests	73	—	—	—	—	—	73
Purchase of subsidiary shares from noncontrolling interests	(141)	—	—	62	—	—	(203)
Redemptions of noncontrolling interests	(4,513)	—	—	5,291	—	—	(9,804)

Balance at June 30, 2009	$1,491,576	203,780	$2,038	$1,779,218	$(543,652)	$(12,485)	$266,457

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(268)	$19,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate related depreciation and amortization	54,433	58,409
Gain on dispositions of real estate interests	(655)	(17,323)
Gain on dispositions of non-depreciated real estate	(113)	(207)
Loss on hedging activities	—	157
Impairment losses on real estate held for sale	—	1,232
Distributions of earnings from unconsolidated joint ventures	2,257	1,711
Equity in income of unconsolidated joint ventures, net	(2,565)	(726)
Stock-based compensation and other	3,390	329
Changes in operating assets and liabilities:
Other receivables and other assets	7,153	3,258
Accounts payable, accrued expenses and other liabilities	(10,183)	10,837

Net cash provided by operating activities	53,449	76,826

INVESTING ACTIVITIES:
Real estate acquisitions	(589)	(24,079)
Capital expenditures and development activities	(20,273)	(43,757)
Decrease (increase) in deferred acquisition costs and deposits	(391)	581
Proceeds from dispositions of real estate investments, net	4,882	81,252
Investments in unconsolidated joint ventures	(1,869)	(24,183)
Distributions from investments in unconsolidated joint ventures	7,161	4,138
Repayment of notes receivable	31	7,431
Other investing activities	(512)	1,399

Net cash (used in) provided by investing activities	(11,560)	2,782

FINANCING ACTIVITIES:
Net proceeds from lines of credit	—	21,000
Proceeds from unsecured debt	—	100,000
Principal payments on mortgage notes	(6,182)	(33,070)
Principal payments on unsecured debt		(100,000)
Principal payments on financing obligations	—	(5)
Increase in deferred loan costs	—	(1,719)
Issuance of common stock	117,300	—
Offering costs for issuance of common stock and OP Units	(5,833)	(114)
Redemption of OP Units	(572)	(1,363)
Payments related to settlement of cash flow hedge	—	(4,584)
Distributions to common stockholders	(28,129)	(54,283)
Distributions to noncontrolling interests	(5,324)	(12,388)
Contributions from noncontrolling interests	73	134

Net cash provided by (used in) financing activities	71,333	(86,392)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,222	(6,784)
CASH AND CASH EQUIVALENTS, beginning of period	19,681	30,481

CASH AND CASH EQUIVALENTS, end of period	$132,903	$23,697

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$25,233	$26,440
Supplemental Disclosures of Non-Cash Activities
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 6)	$—	$14,669
Redemptions of OP Units settled in shares of common stock	$9,233	$35,620

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

As of June 30, 2009, we owned interests in, managed, or had under development 448 industrial real estate buildings comprised of approximately 75.8 million square feet. Our portfolio of consolidated operating properties included 373 industrial real estate buildings, which consisted of 219 bulk distribution properties, 112 light industrial properties and 42 service center properties comprised of approximately 52.6 million square feet. Our portfolio of 373 consolidated operating properties was 87.4% occupied as of June 30, 2009. As of June 30, 2009, we also consolidated 11 development properties and five redevelopment properties. In addition, as of June 30, 2009, we had ownership interests ranging from 4% to 20% in unconsolidated institutional capital management joint ventures, or funds, that owned 45 properties comprised of approximately 14.1 million square feet, and investments in three unconsolidated operating properties and ten unconsolidated development joint venture properties.

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

Basis of Presentation

Our Consolidated Financial Statements included herein have been prepared in accordance with GAAP. The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, its wholly-owned qualified REIT and taxable REIT subsidiaries, our operating partnership and our consolidated joint ventures, in which we have a controlling interest. Third-party equity interests in our operating partnership and consolidated joint ventures are reflected as noncontrolling interests in the Consolidated Financial Statements. We also have noncontrolling partnership interests in unconsolidated institutional capital management and other joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

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

Capitalization of Costs

We capitalize direct costs associated with, and incremental to, the development, predevelopment, redevelopment or improvement of real estate. Costs associated with development pursuits are capitalized as incurred and, if the pursuit is abandoned, these costs are expensed during the period in which the pursuit is abandoned. Such costs considered for capitalization include construction costs, interest, real estate taxes, insurance and other such costs if appropriate. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current, weighted average borrowing rates on related construction loans, if appropriate. Costs incurred for maintaining and repairing our real estate, which do not extend the life of our assets, are expensed as incurred.

Investment in Properties

Property acquisitions qualifying as business combination acquisitions are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”). Assets acquired, liabilities assumed and any noncontrolling interests in the acquired business combination are recorded at their respective acquisition-date fair values and acquisition-related costs are expensed as incurred. As defined by SFAS No. 141(R), a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. We do not consider land or development buildings to be businesses, and as such, purchases of these are treated as asset acquisitions and are recorded at cost.

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

Description	Standard Depreciable Life
Land	Not depreciated
Building	20 – 40 years
Building and land improvements	5 – 20 years
Tenant improvements	Shorter of lease term or useful life
Leasehold improvements	5 – 20 years
Leasing costs	Lease term
Other Intangible lease assets	Average term of leases for property
Above/below market rent assets/liabilities	Lease term

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

The determination of fair value involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other things. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in our Consolidated Financial Statements.

Equity Method Investments

We present investments in unconsolidated joint ventures under the equity method. The equity method is used when we have the ability to exercise significant influence over the operating and financial policies of a joint venture but do not control the joint venture. Under the equity method, these investments (including advances to joint ventures) are initially recorded at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

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

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”). The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on our Consolidated Financial Statements.

Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted SFAS No. 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our Consolidated Financial Statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our Consolidated Financial Statements.

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

SFAS No. 157 emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, our fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

Currently, the Company uses interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Prior to January 1, 2009, the Company classified all derivatives in Level 2 of the fair value hierarchy. During the period beginning January 1, 2009 and ending June 30, 2009, credit spreads used in the calculation of the credit valuation adjustment increased such that the credit valuation adjustment was determined to be significant to the overall fair value of its derivative positions thereby changing the classification from Level 2 to Level 3.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments

As required by SFAS No. 133, we record all derivatives in our Consolidated Balance Sheets at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

As of June 30, 2009, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Equity and Other Comprehensive Loss (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months as required by SFAS No. 133. We do not use derivatives for trading or speculative purposes.

Our objective in using derivatives is to manage our exposure to interest rate volatility associated with our forecasted debt issuances and refinancing of our fixed-rate debt, as well as, certain variable rate borrowings. To accomplish this objective, we primarily use treasury locks, forward-starting swaps and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three and six months ended June 30, 2009, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2008, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.0 million and $2.1 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the three and six months ended June 30, 2009, including amounts from discontinued operations, was $11.7 million and $23.3 million, respectively. Tenant recovery income recognized as “Rental revenues” for the three and six months ended June 30, 2008, including amounts from discontinued operations, was $12.2 million and $25.3 million, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of June 30, 2009 and December 31, 2008, our allowance for doubtful accounts was $2.0 million and $0.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability, pursuant to SFAS No. 141(R), and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the expected life of such assets and liabilities. The total net impact to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was a decrease of approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2009. The total net impact to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was a decrease of approximately $0.3 million for the three and six months ended June 30, 2008.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the remaining contractual lease term or upon collection if collection is not assured. During the three and six months ended June 30, 2009, early termination fees increased revenues by $46,000 and $1.4 million, respectively. During the three and six months ended June 30, 2008, early termination fees increased revenues by $0.2 million and $0.3 million, respectively.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and requires recognition of gains or losses resulting from a change of control. Ownership changes not resulting in a change of control are treated as equity transactions. SFAS No. 160 was adopted beginning January 1, 2009, prospectively, with no material impact on our Consolidated Financial Statements. The presentation and disclosure requirements SFAS No. 160 were applied retrospectively for all periods presented. The adoption of SFAS No. 160 resulted in a reclassification of noncontrolling interests (formerly known as minority interests) to a separate component of total equity and net income attributable to noncontrolling interest is no longer treated as a reduction to net income but as a reduction from net income in calculating net income available to common stockholders.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 as of January 1, 2009 with no impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009 with no material effect on our Consolidated Financial Statements. See Note 13 for our subsequent event evaluation results.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for the Company’s fiscal year beginning January 1, 2010. We are currently evaluating the application of SFAS No. 167 and its effect on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS No. 168”), to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued EITF 03-6-1, Participating Securities and the Two Class Method under FASB Statement No. 128 (“EITF 03-6-1”). EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, and therefore, should be included in computing earnings per share using the two-class method. EITF 03-6-1 requires retrospective application for all periods presented. We adopted EITF 03-6-1 beginning January 1, 2009 with no material impact on our earnings per share.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We adopted FSP 107-1 and APB 28-1 for the interim period beginning January 1, 2009 with no impact on our Consolidated Financial Statements.

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

Note 3 - Investment in Properties

Our consolidated real estate assets consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Operating properties	$2,732,740	$2,702,162
Properties under redevelopment	53,598	54,299
Properties under development	104,707	120,326
Properties in pre-development including land held	21,848	21,074

Total Investment in Properties	2,912,893	2,897,861
Less accumulated depreciation and amortization	(471,509)	(417,404)

Net Investment in Properties	$2,441,384	$2,480,457

Acquisition Activity

During the six months ended June 30, 2009, we acquired two parcels of land located in one market within the United States comprised of 8.9 acres and one market within Mexico, comprised of approximately 3.5 acres for a total cost of approximately $0.6 million including acquisitions costs. These land parcels were acquired from unrelated third parties using existing cash balances and represent land available for expansion adjacent to existing properties.

During the six months ended June 30, 2008, we acquired three shell-complete development properties located in Monterrey, Mexico, comprised of approximately 0.5 million square feet for a total cost of approximately $20.7 million including acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and short-term borrowings.

Disposition Activity

During the three months ended June 30, 2009, we sold two operating properties comprised of approximately 0.1 million square feet to unrelated third parties for total gross proceeds of approximately $4.0 million, which resulted in a gain of approximately $0.8 million. In addition to these two operating property sales, during the six months ended June 30, 2009, we sold one land parcel comprised of approximately 1.8 acres to an unrelated third party for total gross proceeds of approximately $1.1 million, which resulted in a gain of approximately $0.1 million.

During the three months ended June 30, 2008, we sold four operating properties comprised of approximately 1.2 million square feet to unrelated third parties for total gross proceeds of approximately $71.1 million, which resulted in a gain of approximately $16.7 million. During the six months ended June 30, 2008, we sold five operating properties comprised of approximately 1.3 million square feet to unrelated third parties for total gross proceeds of approximately $77.2 million, which resulted in a gain of approximately $17.1 million. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture.

2009 Development Projects - Consolidated

As of June 30, 2009, we had 5 consolidated development projects comprised of 2.3 million square feet and 11 buildings, of which 9 were bulk distribution properties and two were light industrial, located in Dulles, VA, Cincinnati, OH, Memphis, TN and Orlando, FL. As of June 30, 2009, all of these buildings were shell-complete. For information related to our unconsolidated development joint ventures, please see Note 4.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 for additional information) was approximately $4.3 million and $9.4 million for the three and six months ended June 30, 2009, respectively, and approximately $7.1 million and $14.1 million for the three and six months ended June 30, 2008. Our intangible lease assets and liabilities included the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$161,277	$(116,957)	$44,320	$161,663	$(107,659)	$54,004
Above market rent	25,554	(20,237)	5,317	25,942	(18,841)	7,101
Below market rent	(17,894)	12,129	(5,765)	(17,964)	11,151	(6,813)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
Remainder of 2009	$7,716	$(418)
2010	11,223	(719)
2011	7,664	10
2012	5,434	358
2013	3,544	543
Thereafter	8,739	674

Total	$44,320	$448

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following describes our unconsolidated joint ventures as of June 30, 2009 and December 31, 2008.

	DCT Ownership Percentage as of	Number of Buildings	Net Equity Investment as of
Unconsolidated Joint Ventures	June 30, 2009		June 30, 2009	December 31, 2008
			(in thousands)
Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$49,299	$50,530
TRT-DCT Venture I	4.4%	14	1,049	1,207
TRT-DCT Venture II	11.4%	6	2,804	2,947
TRT-DCT Venture III	10%	5	1,770	3,054
DCT Fund I LLC	20%	6	1,578	1,901

Total Institutional Funds:		45	56,500	59,639

Other:
Stirling Capital Investments (SCLA)(1)	50%	6	40,398	40,164
IDI/DCT	50%	4	9,137	8,892
Sycamore Canyon	90%	2	7,365	8,603
Logistics Way	95%	1	3,134	4,039
DCT/IDI Buford (land only)(2)	75%	—	3,181	3,214
Other joint venture investments in land(2)	90%	—	577	901

Total Other:		13	63,792	65,813

Total		58	$120,292	$125,452

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.
(2)	Net equity investment balances include total APB No. 18 impairment losses of $4.7 million.

Development Projects in Unconsolidated Joint Ventures

SCLA

During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of over 4,000 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport (“SCLA”). We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions.

During the six months ended June 30, 2009, the SCLA joint venture sold 53 acres of land. As of June 30, 2009, the SCLA joint venture had four buildings that were shell-complete comprised of 1.5 million square feet of which 0.3 million square feet were leased and two operating buildings comprised of 0.5 million square feet which were fully leased. As of June 30, 2009, the SCLA joint venture owned $93.2 million in real estate assets with $56.7 million in debt.

Institutional Capital Management Joint Ventures

TRT-DCT Industrial Joint Venture III

We entered into a joint venture agreement with Dividend Capital Total Realty Trust Inc. (“DCTRT”) TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”) on September 9, 2008. TRT-DCT Venture III has been funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 10% of the joint venture’s required equity capitalization); and (iii) secured debt financing. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. On March 27, 2009, the venture borrowed $12.4 million of secured debt which bears interest at 7.4% and requires monthly interest and principal payments until the debt matures on March 1, 2016. As of June 30, 2009, TRT-DCT Venture III owned approximately $31.0 million of real estate assets.

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $71.7 million in construction financing as of June 30, 2009. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above. As of June 30, 2009, our proportionate share of non-recourse debt associated with unconsolidated joint ventures was $147.8 million, which includes the $71.7 million related to construction financing discussed above.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of June 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates are our best estimates, however, they may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands).

	Balances as of June 30, 2009		Balances as of December 31, 2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$30,356	$29,322	$30,387	$29,741

Borrowings(1):
Senior, unsecured revolving credit facility	$—	$—	$—	$—
Fixed rate debt(2)	$967,729	$904,568	$974,397	$872,698
Variable rate debt	$225,237	$218,976	$225,237	$219,499

Interest rate contracts:
Forward-starting swaps(3)	$(7,982)	$(7,982)	$(21,503)	$(21,503)

(1)

The fair values of our notes receivable and borrowings were estimated using a discounted cash flow methodology. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs as defined by SFAS No. 157 which management has determined to be its best estimate of current market spreads of similar instruments.

(2)

The carrying amount of our fixed rate debt includes premiums and discounts as a result of the difference between the fair value and face value of debt assumed in connection with our acquisition activities, pursuant to SFAS No. 141(R).

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

As of June 30, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of outstanding variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate(1)	Effective Date	Maturity Date
Swap(2)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(3)	$26,000	5.364%	1/2010	4/2010
Forward-starting swap(3)	$90,000	5.430%	6/2012	9/2012

(1)	The referenced swap index for each of our swaps was LIBOR
(2)	The counterparty is Wells Fargo Bank, NA
(3)	The counterparty is PNC Bank, NA

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of $8.0 million as of June 30, 2009. The fair value of these derivatives was determined using Level 2 and 3 inputs, as described in SFAS No. 157. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest income and other” in our Consolidated Statements of Operations. During the six months ended June 30, 2009, we recorded no ineffectiveness. During the six months ended June 30, 2008, we recorded a loss of approximately $0.2 million related to the ineffectiveness due to the change in estimated timing of anticipated debt issuances.

During the three and six months ended June 30, 2009, net unrealized gains of approximately $1.2 million and $13.9 million, including the noncontrolling interests’ portion, were recorded in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges, respectively. During the three and six months ended June 30, 2008, net unrealized gains of approximately $0.7 million and net unrealized losses of $1.3 million, including the noncontrolling interests’ portion, were recorded in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges, respectively. As of June 30, 2009 and December 31, 2008, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $13.5 million and $26.6 million, respectively, including the noncontrolling interests’ portion.

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

During the six months ended June 30, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million units of limited partnership interest in our operating partnership (“OP Units”) valued at approximately $14.8 million. During the six months ended June 30, 2008, we incurred approximately $0.1 million of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. Included in “Interest expense” was approximately $0.1 million for the six months ended June 30, 2008 of interest expense related to the financing obligation.

Note 7 – Noncontrolling Interests

OP Units

As of June 30, 2009 and December 31, 2008, we owned approximately 87% and 84%, respectively, of the outstanding equity interests of our operating partnership. The remaining equity interest in our operating partnership was owned by third-party investors and Dividend Capital Advisors Group LLC (“DCAG”). Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. During the three months ended June 30, 2009, 0.3 million OP Units were redeemed for approximately $0.3 million in cash and 0.2 million shares of our common stock. During the six months ended June 30, 2009, 1.2 million OP Units were redeemed for approximately $0.6 million in cash and 1.0 million shares of our common stock. During the three months ended June 30, 2008, 3.8 million OP Units were redeemed for approximately $0.2 million in cash and 3.7 million shares of common stock. During the six months ended June 30, 2008, 3.9 million OP Units were redeemed for approximately $1.4 million in cash and 3.7 million shares of common stock.

As of June 30, 2009, there was a total of 31.3 million OP Units outstanding with a redemption value of approximately $127.6 million based on the closing price of our common stock on June 30, 2009. As of December 31, 2008, there was a total of 32.4 million OP Units outstanding with a redemption value of approximately $164.1 million based on the closing price of our common stock on December 31, 2008. As of June 30, 2009, 29.7 million OP Units were redeemable.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP units. LTIP units, which we grant either as free-standing awards or together with other awards under our long-term incentive plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. During the six months ended June 30, 2009, a total of 0.4 million LTIP units were granted to certain officers and senior executives, which vest 25% annually over four years with a total fair value of $1.5 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 48% and a risk-free interest rate of 1.79%. During the six months ended June 30, 2008, a total of 0.4 million LTIP units were granted to certain officers and senior executives, 0.3 million that vest 25% annually over four years and 0.1 million that vest over five years (25% in year three, 25% in year four and 50% in year five) with a total fair value of $3.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 23% and a risk-free interest rate of 2.67%. As of June 30, 2009, 1.5 million LTIP units were outstanding of which 0.1 million were vested.

Our outstanding OP Units and LTIP units are classified as permanent equity as determined by the standards established by SFAS No. 160 and EITF Topic D-98, Classification and Measurement of Redeemable Securities.

The following table illustrates the noncontrolling interests’ share of our Consolidated Net Income during the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Noncontrolling interests’ share of (Income) Loss From Continuing Operations	$836	$(355)	$201	$(57)
Noncontrolling interests’ share of Income from discontinued operations	(76)	(2,879)	(95)	(3,135)
Noncontrolling interests’ share of Gain on dispositions of real estate interests	—	7	(5)	(77)

Net income (loss) attributable to noncontrolling interests	$760	$(3,227)	$101	$(3,269)

Note 8 – Stockholders’ Equity

Common Stock

As of June 30, 2009, approximately 203.8 million shares of common stock were issued and outstanding. On June 5, 2009, we issued 24.0 million shares of common stock in a public offering at a public offering price of $4.25 per share. On June 10, 2009, we issued an additional 3.6 million upon the exercise the underwriters’ over-allotment option which was granted in conjunction with the public offering at the same price per share. We intend to use the net proceeds of approximately $112.0 for general and corporate purposes which may include the repayment of debt.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings, including our public offering noted above. During the three and six months ended June 30, 2009, we issued 0.2 million and 1.0 million shares of common stock related to the redemption of OP Units (see additional information in Note 7 above), respectively, and approximately 11,000 shares and 44,000 shares of common stock related to vested shares of restricted stock and phantom shares, respectively.

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

Stock Based Compensation

Restricted Stock

Holders of our restricted stock have voting rights and rights to receive dividends. Our restricted stock is recorded at the fair market value of our common stock on the date of issuance and vests 25% annually over four years. The fair values of these shares are amortized over their respective vesting periods Our restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

During the three and six months ended June 30, 2009, we granted approximately 6,000 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $4.64 and $3.43 per share, respectively. During the three and six months ended June 30, 2008, we granted approximately 2,000 shares and 0.1 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $8.28 and $8.64 per share, respectively.

Stock Options

During the three and six months ended June 30, 2009, we granted approximately 6,000 and 1.5 million stock options, respectively, at the weighted-average exercise price of $4.63 and $3.42 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $0.7 million and is amortized over their respective vesting periods.

During the three and six months ended June 30, 2008, we granted approximately 7,000 stock options and 1.6 million stock options, respectively, at the weighted-average exercise price of $8.28 and $8.66 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $5,000 and $0.9 million, respectively, and is amortized over their respective vesting periods.

Note 9 – Related Party Transactions

Note Receivable with TRT-DCT Venture I

In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to our unconsolidated joint venture, TRT-DCT Industrial Joint Venture I (“TRT-DCT Venture I”). Interest is due monthly on the unpaid balance. For the three and six months ended June 30, 2009, we recognized interest income from this note receivable of approximately $0.2 million and $0.5 million, respectively, and approximately $0.2 million and $0.5 million during the same periods in 2008, respectively.

Shared services agreement with DCAG

During 2008, we renewed our transitional services agreement with Overhead Services, Inc., formerly DC Services, LLC, (“Overhead Services”), an affiliate of DCAG for one year, whereby we received enumerated services, including IT services, human resources, payroll and accounts payable services for a monthly fee of approximately $72,000. Overhead Services has continued to provide us shared services in 2009 and, during the six months ended June 30, 2009, we entered into a shared services agreement with Overhead Services whereby Overhead Services agreed to provide us shared services during 2009 for a monthly fee of approximately $50,000 starting January 2009.

Note 10 – Earnings per Share

Pursuant to EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method described in SFAS 128, Earnings Per Share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock and LTIP units are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire.

The following tables set forth the computation of our basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share information):

	For the Three Months Ended June 30,
	2009	2008
Earnings per share – Basic
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(4,431)	$1,873
Less: Distributed and undistributed earnings allocated to participating securities	(142)	(190)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(4,573)	1,683
Numerator for income from discontinued operations attributable to DCT common stockholders	437	13,655
Numerator for loss from dispositions of real estate interests attributable to common stockholders	—	(32)

Adjusted net income (loss) attributable to DCT common stockholders	$(4,136)	$15,306

Denominator
Weighted average common shares outstanding – basic	183,783	171,429

Earnings per Common Share – Basic
Income (Loss) From Continuing Operations	$(0.02)	$0.01
Income from discontinued operations	0.00	0.08
Loss on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.02)	$0.09

	For the Three Months Ended June 30,
	2009	2008
Earnings per share – Diluted
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(4,431)	$1,873
Less: Distributed and undistributed earnings allocated to participating securities	(142)	(190)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(4,573)	1,683
Numerator for income from discontinued operations attributable to DCT common stockholders	437	13,655
Numerator for loss from dispositions of real estate interests attributable to common stockholders	—	(32)

Adjusted net income (loss) attributable to DCT common stockholders	$(4,136)	$15,306

Denominator
Weighted average common shares outstanding – diluted	183,783	171,481

Earnings per Common Share – Diluted
Income (Loss) From Continuing Operations	$(0.02)	$0.01
Income from discontinued operations	0.00	0.08
Loss on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.02)	$0.09

	For the Six Months Ended June 30,
	2009	2008
Earnings per share – Basic
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(738)	$787
Less: Distributed and undistributed earnings allocated to participating securities	(283)	(380)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(1,021)	407
Numerator for income from discontinued operations attributable to DCT common stockholders	539	14,763
Numerator for gain from dispositions of real estate interests attributable to common stockholders	32	330

Adjusted net income (loss) attributable to DCT common stockholders	$(450)	$15,500

Denominator
Weighted average common shares outstanding – basic	179,745	169,908

Earnings per Common Share – Basic
Income (Loss) From Continuing Operations	$0.00	$0.00
Income from discontinued operations	0.00	0.09
Gain on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$0.00	$0.09

	For the Six Months Ended June 30,
	2009	2008
Earnings per share – Diluted
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(738)	$787
Less: Distributed and undistributed earnings allocated to participating securities	(283)	(380)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(1,021)	407
Numerator for income from discontinued operations attributable to DCT common stockholders	539	14,763
Numerator for gain from dispositions of real estate interests attributable to common stockholders	32	330

Adjusted net income (loss) attributable to DCT common stockholders	$(450)	$15,500

Denominator
Weighted average common shares outstanding – diluted	179,745	169,919

Earnings per Common Share – Diluted
Income (Loss) From Continuing Operations	$0.00	$0.00
Income from discontinued operations	0.00	0.09
Gain on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$0.00	$0.09

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 35.6 million and 36.0 million stock options, phantom stock, warrants, OP Units and unvested LTIP units, for the three and six months ended June 30, 2009, respectively, because their effect would be anti-dilutive. We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 39.8 million and 40.8 million stock options, phantom stock, warrants, OP Units and unvested LTIP units, for the three and six months ended June 30, 2008, respectively, because their effect would be anti-dilutive.

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

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three and Six Months Ended June 30,
	2009		2008
Operating properties in continuing operations (1):	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
For the three months ended June 30:
Rental revenues	$44,927	$13,406	$47,142	$13,353
Property net operating income (2)	$33,564	$9,244	$35,788	$9,341
For the six months ended June 30:
Rental revenues	$92,822	$27,593	$95,432	$26,789
Property net operating income (2)	$68,565	$19,405	$71,790	$18,631

(1)

Includes 17 operating properties held for contribution as of June 30, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with SFAS No. 144. As of June 30, 2009, no properties were classified as held for contribution.

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

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Property NOI	$42,808	$45,129	$87,970	$90,421
NOI from development and redevelopment properties	471	418	743	827

Total property net operating income	43,279	45,547	88,713	91,248
Institutional capital management and other fees	680	614	1,347	1,474
Real estate related depreciation and amortization	(27,937)	(28,394)	(54,323)	(56,244)
General and administrative expenses	(6,454)	(5,083)	(11,922)	(10,965)
Equity in income (losses) of unconsolidated joint ventures, net	(1,615)	439	2,565	726
Interest expense	(13,326)	(11,106)	(26,667)	(25,505)
Interest income and other	767	567	901	1,001
Income taxes	(661)	(356)	(1,553)	(891)

Income (Loss) from Continuing Operations	$(5,267)	$2,228	$(939)	$844

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	June 30, 2009	December 31, 2008
Property type segments:
Bulk distribution	$1,785,072	$1,819,504
Light industrial and other	519,100	518,347

Total segment net assets	2,304,172	2,337,851
Development and redevelopment assets	160,009	174,082

Non-segment assets:
Properties in pre-development including land held	21,848	21,074
Non-segment cash and cash equivalents	132,762	13,967
Other non-segment assets (1)	145,691	156,869

Total Assets	$2,764,482	$2,703,843

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs and deferred acquisition costs.

Included in rental revenues and segment net assets as of and for the six months ended June 30, 2009 was approximately $2.5 million and $73.5 million, respectively, attributable to operations in Mexico which commenced during 2007.

Note 12 – Discontinued Operations

In accordance with SFAS No. 144, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three and six months ended June 30, 2009, we sold two operating properties in our light industrial and other segment comprised of approximately 0.1 million square feet. During the year ended December 31, 2008, we sold one development property in our bulk distribution segment comprised of approximately 0.3 million square feet and 15 operating properties, 11 in our bulk distribution segment and four in our light industrial segment, comprised of approximately 2.3 million square feet to third parties. For the three and six months ended June 30, 2008, income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three and six months ended June 30, 2008. As of June 30, 2009, we had no properties classified as held for sale.

The following is a summary of the components of “Income from discontinued operations” for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental revenues	$124	$2,604	$254	$5,804
Rental expenses and real estate taxes	(36)	(581)	(77)	(1,296)
Real estate related depreciation and amortization	(51)	(872)	(120)	(2,165)
General and administrative	(13)	—	(29)	—

Operating income	24	1,151	28	2,343
Interest expense, net	(29)	(139)	(59)	(314)
Other expense	(213)	—	(62)	—
Income taxes	(3)	(9)	(4)	(23)

Income (loss) before gain on dispositions of real estate	(221)	1,003	(97)	2,006
Gain on dispositions of real estate interests	734	16,763	731	17,124
Impairment losses on real estate assets held for sale	—	(1,232)	—	(1,232)

Income from discontinued operations	$513	$16,534	$634	$17,898

Note 13 – Subsequent Events

In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009.

We have evaluated subsequent events for the period from June 30, 2009, the date of these financial statements, through August 7, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of SFAS No. 165, there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after August 7, 2009.

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of June 30, 2009, the Company owned, managed or had under development approximately 75.8 million square feet of assets leased to approximately 850 customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners, and had 7.2 million square feet in the development pipeline. Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 87% of the outstanding equity interests of our operating partnership as of June 30, 2009. We acquired our first property in June 2003 and our portfolio consists of 373 consolidated operating properties as of June 30, 2009.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 43, and to maximize total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing operating and development properties;

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting in higher return opportunities; and

•	expand our institutional capital management program.

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties, acquiring and developing high-quality properties in major distribution markets, and increasing fee revenues from our institutional capital management program. In addition, we may recycle our capital by selling assets, contributing assets to joint ventures, funds or other commingled investment vehicles with institutional partners, and reinvesting the capital in new real estate opportunities.

We believe near-term operating income from our existing properties will continue to decrease as demand for warehouse space declines and the availability of competitive space increases. During the first half of 2009, the slowing economy impacted our performance in several ways including: negative rent growth on signed leases, fewer lease renewals, decreased leasing of existing vacancies, and an increase in early terminations, bankruptcies and requests for rent relief. The current economic recession is resulting in a higher level of bankruptcies nationally, reducing the demand for warehouse space and resulting in decreased occupancy and lower rental rates. As demand for warehouse space in the U.S. has historically lagged behind changes in U.S. gross domestic product, (“GDP”), we would not expect demand to increase until approximately six to twelve months following improvements in GDP.

With the decline in market values of real estate assets, we could experience additional impairment losses, fewer dispositions compared to prior years and less attractive pricing for any assets that we do sell, although depressed property values will likely present us with attractive buying opportunities as well.

Although the credit markets for the real estate sector continue to be constrained as a result of the liquidity constraints of major lending institutions and other traditional sources of capital and the impact of declining property values, we believe that our sources of capital are adequate to meet our liquidity requirements in 2009 and 2010. We have no major debt maturities until June 2010 when a $300 million senior unsecured term loan comes due which can be extended at our option for one year so that we would not have any significant debt maturities until 2011. Additionally, as of June 30, 2009, we had $284.8 million available under our unsecured credit facility, which matures in December 2010, and cash and cash equivalents of $132.9 million. These capital resources will be utilized in part to meet our purchase obligations and development project commitments as discussed in “Liquidity and Capital Resources” as well as to pay down existing debt. While we maintain hedges to manage a portion of our interest rate risk (for further discussion on our hedges, see “Notes to our Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities”), future debt refinancing will likely be at higher interest rates than existing rates on our borrowings due to the current market conditions.

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

We also expect the following key trends, once economic conditions improve, to affect our industry positively:

•	the rebuilding of inventory levels by manufacturers and distributors:

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

Significant Transactions During 2009

•

SCLA – During the six months ended June 30, 2009, the SCLA venture sold 53 acres of land. We entered into a joint venture agreement with Stirling Airports International, LLC, to be the master developer of over 4,000 acres in Victorville, California in 2006. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. For further discussion on the SCLA joint venture, please see “Notes to our Consolidated Financial Statements, Note 4 – Investments in and Advances to Unconsolidated Joint Ventures.”

•

On June 5, 2009, we issued 24.0 million shares of common stock in a public offering at a public offering price of $4.25 per share. On June 10, 2009, we issued an additional 3.6 million upon the exercise the underwriters’ over-allotment option which was granted in conjunction with the public offering. We intend to use the net proceeds for general and corporate purposes which may include the repayment of debt.

Customer Diversification

As of June 30, 2009, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following list reflects the ten largest customers, based on annualized base rent as of June 30, 2009, that occupy approximately 9.5 million square feet in all consolidated and unconsolidated operating properties, and development properties.

Deutsche Post World Net (DHL & Exel)
Technicolor
Whirlpool Corporation
Bridgestone/Firestone
S.C Johnson & Son, Inc.
The Clorox Sales Company
Ozburn-Hessey Logistics
Borders Books
Home Depot Inc.
Johnson & Johnson

Results of Operations

Summary of the three months and six months ended June 30, 2009 compared to the same periods ended June 30, 2008

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of June 30, 2009, we consolidated 373 operating properties, five redevelopment properties and 11 development properties. We owned, managed or had under development approximately 75.8 million square feet of assets leased to approximately 850 customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners. As of June 30, 2008, we consolidated 378 operating properties, three redevelopment properties and 14 development properties. Subsequent to June 30, 2008, nine of the operating properties were sold and results of these operations were reclassified to discontinued operations. Subsequent to June 30, 2008, we acquired three operating properties.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and six months ended June 30, 2009 compared to the same periods in 2008 (dollar amounts in thousands).

	As of, and for, the Three Months and Six Months Ended June 30,
	2009			2008
Operating properties in continuing operations:(1)	Bulk Distribution	Light Industrial and Other	Total	Bulk Distribution	Light Industrial and Other	Total
Number of buildings	219	154	373	216	153	369
Square feet (in thousands)	44,888	7,734	52,622	44,187	7,714	51,901
Occupancy at end of period	87.6%	86.3%	87.4%	92.2%	88.3%	91.6%
Segment net assets	$1,785,072	$519,100	$2,304,172	$1,838,374	$519,013	$2,357,387
For the three months ended June 30:
Rental revenues	$44,927	$13,406	$58,333	$47,142	$13,353	$60,495
Property net operating income (2)	$33,564	$9,244	$42.808	$35,788	$9,341	$45,129
For the six months ended June 30:
Rental revenues	$92,822	$27,593	$120,415	$95,432	$26,789	$122,221
Property net operating income (2)	$68,565	$19,405	$87,970	$71,790	$18,631	$90,421

(1)

Includes 17 operating properties held for contribution as of June 30, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with SFAS No. 144. As of June 30, 2009, no properties were classified as held for contribution.

(2)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. See “Notes to our Consolidated Financial Statements, Note 11 – Segment Information” for a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three and six months ended June 30, 2009 and 2008.

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	June 30, 2009	June 30, 2008
Property type segments:
Bulk distribution	$1,785,072	$1,838,374
Light industrial and other	519,100	519,013

Total segment net assets	2,304,172	2,357,387
Development and redevelopment assets	160,009	128,655
Properties included in discontinued operations	—	64,775
Non-segment assets:
Properties in pre-development including land held	21,848	16,858
Non-segment cash and cash equivalents	132,762	4,568
Other non-segment assets (1)	145,691	151,290

Total Assets	$2,764,482	$2,723,533

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs and deferred acquisition costs.

Comparison of the three months ended June 30, 2009 to the same period ended June 30, 2008

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio during the three months ended June 30, 2009 totaled 363 operating properties comprised of approximately 50.7 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended June 30,
	2009	2008	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$56,778	$59,649	$(2,871)
Non-same store operating properties	1,509	660	849
Development and redevelopment	934	655	279
Revenues related to early lease terminations	46	186	(140)

Total rental revenues	59,267	61,150	(1,883)

Rental Expenses and Real Estate Taxes
Same store	15,086	14,961	125
Non-same store operating properties	439	405	34
Development and redevelopment	463	237	226

Total rental expenses and real estate taxes	15,988	15,603	385

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	41,692	44,688	(2,996)
Non-same store operating properties	1,070	255	815
Development and redevelopment	471	418	53
Revenues related to early lease terminations	46	186	(140)

Total property net operating income	43,279	45,547	(2,268)

Other Revenue and Other Income
Institutional capital management and other fees	680	614	66
Loss on dispositions of real estate assets	—	(39)	39
Equity in income (losses) of unconsolidated joint ventures, net	(1,615)	439	(2,054)
Interest income and other	767	567	200

Total other revenue and other income	(168)	1,581	(1,749)

Other Expenses
Real estate related depreciation and amortization	27,937	28,394	(457)
General and administrative expenses	6,454	5,083	1,371
Income taxes	661	356	305
Interest expense	13,326	11,106	2,220

Total other expenses	48,378	44,939	3,439
Income from discontinued operations	513	16,534	(16,021)
Net (income) loss attributable to noncontrolling interests	760	(3,227)	3,987

Net Income (Loss) Attributable to DCT Common Stockholders	$(3,994)	$15,496	$(19,490)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 32, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 11 to our Consolidated Financial Statements.

Rental Revenues

Rental revenues which is comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, decreased by approximately $1.9 million, or 3%, for the three months ended June 30, 2009 compared to the same period in 2008, primarily due to the following:

•	a decrease of $2.9 million in the rental revenues of our same store properties caused by:

•

a decrease of $1.8 million in base rent due to a lower average occupancy rate of 87.9% during the three months ended June 30 2009 as compared to 92.7% for the same period in 2008, as well as lower rental rates on new leases,

•

a $0.7 million decrease in revenues from straight-line rent and amortization of above and below market rent intangibles due to increased tenant defaults and early terminations and decreased free rent periods on new leases, and

•	a decrease of $0.3 million in tenant recovery income also due to a lower average occupancy rate;

•

an increase of $0.6 million in base rent from our non-same store operating properties due to an increase in the number of properties for the three months ended June 30, 2009 as compared to the same period in 2008; and

•

an increase of $0.2 million in base rent and straight-line rent from our development and redevelopment properties due to an increase in average occupancy as the development and redevelopment activities approach completion.

The following table illustrates the various components of our rental revenues for the three months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended June 30,
	2009	2008	$ Change
Base rent	$47,085	$48,113	$(1,028)
Straight-line rent and amortization of above and below market rent intangibles	63	586	(523)
Tenant recovery income	11,616	11,708	(92)
Other	457	557	(100)
Revenues related to early lease terminations	46	186	(140)

Total rental revenues	$59,267	$61,150	$(1,883)

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by almost $0.4 million or 3% for the three months ended June 30, 2009 compared to the same period in 2008, primarily due a $0.2 million increase in bad debt reserves related to our same store operating properties which was partially offset by a decrease in legal fees and maintenance costs, and a $0.2 million increase in property taxes related to our development and redevelopment.

Other Revenue and Other Income

Other revenue and other income decreased by approximately $1.7 million for the three months ended June 30, 2009 as compared to the same period in 2008, as a result of a $2.1 million decrease in equity in earnings on unconsolidated joint ventures due to the cessation of capitalization for several development ventures as the development activities approached completion, higher depreciation expense and lost operating revenues due to early lease terminations, which was partially offset by an increase of $0.5 million in interest income and other revenues due mainly to higher foreign exchange gains.

Other Expenses

Total other expenses increased by approximately $3.4 million, or 8%, for the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to a decrease in realized hedge gains as 2008 included $1.3 million in unrealized gains on settled hedges, an increase of $0.7 million in realized losses on outstanding hedges and an increase of $1.4 million in general and administrative expenses due to higher legal and employee related costs and lower capitalized overhead resulting from fewer ongoing development projects. Income taxes increased related to activity in our taxable REIT subsidiary.

Income from Discontinued Operations

Income from discontinued operations decreased $16.0 million during the three months ended June 30, 2009 as compared to the same period in 2008 which is primarily due to lower gains on sold properties during the current period. During the three months ended June 30, 2009, we recorded gains of $0.7 million on the two properties sold. During the three months ended June 30, 2008, we recorded gains of $16.8 million on the four properties sold.

Noncontrolling Interests

Income attributable to noncontrolling interests decreased approximately $4.0 million due to a decrease in earnings, period over period, partially offset by an increase of 4% in our ownership of the operating partnership. We owned approximately 87% of our operating partnership as of June 30, 2009 which increased when compared to approximately 83% as of June 30, 2008 primarily due to the effect of our public offering in June 2009 (see Note 8 to our Consolidated Financial Statements for additional information) and the redemption of OP Units (see Note 7 to our Consolidated Financial Statements for additional information).

Comparison of the six months ended June 30, 2009 to the same period ended June 30, 2008

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio during the six months ended June 30, 2009 totaled 363 operating properties comprised of approximately 50.7 million square feet. A discussion of these changes follows the table (in thousands).

	Six Months Ended June 30,
	2009	2008	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$115,846	$119,865	$(4,019)
Non-same store operating properties	3,126	2,041	1,085
Development and redevelopment	1,702	1,268	434
Revenues related to early lease terminations	1,443	315	1,128

Total rental revenues	122,117	123,489	(1,372)

Rental Expenses and Real Estate Taxes
Same store	31,565	30,314	1,251
Non-same store operating properties	880	1,486	(606)
Development and redevelopment	959	441	518

Total rental expenses and real estate taxes	33,404	32,241	1,163

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	84,281	89,551	(5,270)
Non-same store operating properties	2,246	555	1,691
Development and redevelopment	743	827	(84)
Revenues related to early lease terminations	1,443	315	1,128

Total property net operating income	88,713	91,248	(2,535)

Other Revenue and Other Income
Institutional capital management and other fees	1,347	1,474	(127)
Gain on dispositions of depreciated real estate assets	37	407	(370)
Equity in income of unconsolidated joint ventures, net	2,565	726	1,839
Interest income and other	901	1,001	(100)

Total other revenue and other income	4,850	3,608	1,242

Other Expenses
Real estate related depreciation and amortization	54,323	56,244	(1,921)
General and administrative expenses	11,922	10,965	957
Income taxes	1,553	891	662
Interest expense	26,667	25,505	1,162
Total other expenses	94,465	93,605	860
Income from discontinued operations	634	17,898	(17,264)
Net (income) loss attributable to noncontrolling interests	101	(3,269)	3,370

Net Income (Loss) Attributable to DCT Common Stockholders	$(167)	$15,880	$(16,047)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 32, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see Note 11 to our Consolidated Financial Statements.

Rental Revenues

Rental revenues which is comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, decreased by approximately $1.4 million, or 1%, for the six months ended June 30, 2009 compared to the same period in 2008, primarily due to the following

•	a decrease of $4.0 million in the rental revenues of our same store properties caused by:

•

a decrease $2.1 million in base rent due to a lower average occupancy rate of 89.9% during the six months ended June 30 2009 as compared to 92.7% for the same period in 2008, as well as lower rental rates on new leases,

•

a decrease in revenues from straight-line rent and amortization of above and below market rent intangibles of $1.8 million, due to increased tenant defaults and early terminations and a decrease in free rent periods on new leases,

•	a decrease of $0.9 million in tenant recovery income also due to a lower average occupancy rate, and

•	an increase of $0.8 million in other income due the collection of condemnation proceeds and lease assignment fees;

•

an increase of $1.1 million in base rent from our non-same store operating properties due to an increase in the number of properties during the six months ended June 30, 2009 as compared to the same period in 2008;

•

an increase of $0.4 million in base rent and straight-line rent from our development and redevelopment properties due to a slightly higher number of buildings under development and redevelopment and an increase in average occupancy as the development and redevelopment activities approach completion; and

•	an increase of $1.1 million in fees from early terminations.

The following table illustrates the various components of our rental revenues for the six months ended June 30, 2009 and 2008 (in thousands):

	For the Six Months Ended June 30,
	2009	2008	$ Change
Base rent	$95,780	$96,309	$(529)
Straight-line rent and amortization of above and below market rent intangibles	(124)	1,650	(1,774)
Tenant recovery income	23,188	24,156	(968)
Other	1,830	1,059	771
Revenues related to early lease terminations	1,443	315	1,128

Total rental revenues	$122,117	$123,489	$(1,372)

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by almost $1.2 million, or 4%, for the six months ended June 30, 2009 compared to the same period in 2008, primarily due a $1.0 million increase in bad debt reserves and an increase of $0.3 million in property taxes related to our same store operating properties, and a $0.2 million increase in property taxes related to our development and redevelopment which was partially offset by a decrease of $0.6 million in non-same store operating properties rental expenses and real estate taxes due mainly to lower bad debt reserves.

Other Revenue and Other Income

Other revenue and other income increased by approximately $1.2 million, or 34%, for the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to a $1.8 million increase in equity in earnings on unconsolidated joint ventures resulting largely from the SCLA land sale gain (see Note 4 to our Consolidated Financial Statements for additional information) partially offset by a decrease in equity in earnings on unconsolidated joint ventures due to the cessation of capitalization for several development ventures as the development activities approached completion, higher depreciation expense and lost operating revenues due to early lease terminations, and a decrease of $0.3 million in gains on dispositions of real estate interests reported in continuing operations and other items.

Other Expenses

Total other expenses increased by approximately $0.9 million, or 1%, for the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to an increase of $1.2 million in interest expense as 2008 included $1.3 million in realized losses on outstanding hedges, an increase of $1.0 million in general and administrative expenses due to higher legal and employee related costs and lower capitalized overhead and an increase of $0.7 million in income taxes related to activity in our taxable REIT subsidiary, which were partially offset by a decrease of $1.9 million in real estate related depreciation and amortization as certain intangible assets were fully amortized during the period.

Income from Discontinued Operations

Income from discontinued operations decreased $17.3 million during the six months ended June 30, 2009 as compared to the same period in 2008 which is primarily due to lower gains on sold properties during the current period. During the six months ended June 30, 2009, we recorded gains of $0.7 million on the two properties sold. During the six months ended June 30, 2008, we recorded gains of $17.1 million on the five properties sold.

Noncontrolling Interests

Income attributable to noncontrolling interests decreased approximately $3.4 million due to a decrease in earnings, period over period, partially offset by an increase of 4% in our ownership of the operating partnership. We owned approximately 87% of our operating partnership as of June 30, 2009 which increased when compared to approximately 83% as of June 30, 2008 primarily due to the effect of our public offering in June 2009 (see Note 8 to our Consolidated Financial Statements for additional information) and the redemption of OP Units (see Note 7 to our Consolidated Financial Statements for additional information).

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

Cash Flows

“Cash and cash equivalents” were $132.9 million as of June 30, 2009, which was an increase of $113.2 million from our “cash and cash equivalents” balance as of December 31, 2008 primarily due to proceeds from our June 2009 equity offering. Net cash provided by operating activities decreased $23.4 million to $53.4 million during the six months ended June 30, 2009 from $76.8 million during the same period in 2008 primarily due to decreases in earnings before gains on real estate dispositions as well as changes in our operating assets and liabilities due to timing of payments of liabilities related to property operations.

Net cash used in investing activities was $11.6 million during the six months ended June 30, 2009 compared to $2.8 million of cash provided by investing activities during the same period in 2008. This change was primarily due to lower proceeds from the real estate dispositions, partially offset by lower acquisitions of real estate, investments in unconsolidated joint ventures, capital expenditures and development activities during the six months ended June 30, 2009.

Net cash provided by financing activities increased $157.7 million to $71.3 million during the six months ended June 30, 2009 compared to $86.4 million of cash used in financing activities during the same period in 2008. This change was primarily due to the proceeds from the sale of common stock through our public offering in June 2009 as well as lower distributions to our common stockholders and unitholders.

Common Stock

As of June 30, 2009, approximately 203.8 million shares of common stock were issued and outstanding. On June 5, 2009, we issued 24.0 million shares of common stock in a public offering at a public offering price of $4.25 per share. On June 10, 2009, we issued an additional 3.6 million upon the exercise the underwriters’ over-allotment option which was granted in conjunction with the public offering at the same price per share. We intend to use the net proceeds for general and corporate purposes which may include the repayment of debt.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings, including our public offering noted above.

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

Institutional Capital Management

Property contributions to institutional capital management joint ventures enable us to recycle capital while maintaining a long-term ownership interest in contributed properties. This business strategy also provides liquidity to fund future activities and generates revenues from asset management fees, and we may earn additional fees and incentives by providing other services including, but not limited to, acquisition, development, construction management and leasing.

Distributions

During the three and six months ended June 30, 2009, our board of directors declared distributions to stockholders totaling approximately $19.0 million and $35.7 million, respectively, including distributions to OP unitholders.

During the same periods of 2008, our board of directors declared distributions to stockholders of approximately $33.4 million and $66.8 million, respectively, including distributions to OP unitholders. Existing cash balances and cash provided by operating activities were used for distributions paid during the six months ended June 30, 2009.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During August 2009, our board of directors declared a quarterly cash dividend of approximately $16.6 million, payable on October 16, 2009 to stockholders of record as of October 7, 2009.

Outstanding Indebtedness

As of June 30, 2009, our outstanding indebtedness of $1.2 billion consisted of mortgage notes and senior unsecured notes and an unsecured revolving credit facility, and excludes $147.8 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2008, our outstanding indebtedness consisted of mortgage debt, unsecured notes and an unsecured revolving credit facility and totaled approximately $1.2 billion, and excludes $141.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of June 30, 2009 and December 31, 2008, the historical cost of our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our mortgage debt was approximately $1.2 billion. Our debt has various covenants with which we were in compliance as of June 30, 2009 and December 31, 2008.

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

During the three and six months ended June 30, 2009, our debt service, including principal and interest, totaled $18.6 million and $24.6 million, respectively. During the three and six months ended June 30, 2008, our debt service, including principal and interest, totaled $116.4 million and $162.3 million, respectively. The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of June 30, 2009 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
2009 remaining	$—		$4,013	$—	$4,013
2010	300,000	(1)	58,510	—	358,510
2011	50,000		230,235	—	280,235
2012	—		167,354	—	167,354
2013	175,000		41,147	—	216,147
Thereafter	100,000		63,103	—	163,103

Total	$625,000		$564,362	$—	$1,189,362

(1)	In June 2008, DCT closed a two-year $300 million senior unsecured term loan that can be extended for one year at the Company’s option.

To manage the interest rate risk associated with certain variable rate borrowings, as well as, forecasted debt issuances and refinancing of our fixed-rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time.

As of June 30, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap(1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(2)	$26,000	5.364%	1/2010	4/2010
Forward-starting swap(2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA
(2)	The counterparty is PNC Bank, NA

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions, which under certain circumstances, may allow us to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. As of June 30, 2009 and December 31, 2008, this facility was undrawn. After giving effect for our outstanding letters of credit we had $284.8 million available.

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2009, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,357,573	$410,086	$410,588	$413,816	$123,083
Operating lease commitments	1,281	500	781	—	—
Ground lease commitments(3)	6,692	217	530	452	5,493
Purchase obligations(4)	20,898	20,898	—	—	—

Total	$1,386,444	$431,701	$411,899	$414,268	$128,576

(1)

From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term, are cancellable within 90 days and are not included in the table above.

(2)	In June 2008, DCT closed a two-year $300 million senior unsecured term loan that can be extended for one year at the Company’s option.
(3)	Three of our buildings totaling approximately 0.7 million square feet are subject to ground leases.
(4)

Includes forward purchase commitments of $15.2 million which are secured by letters of credit, as discussed below. In total, our estimated construction costs to complete current development projects is approximately $43.4 million of which $0.5 million is legally committed and included in the above table, and $24.8 million is expected to be funded with existing construction loans. As of June 30, 2009, our pro rata share of our unconsolidated development joint ventures’ total construction loans, including undrawn amounts, was $127.8 million, of which $91.0 million is scheduled to mature by the end of 2010, $15.5 million is scheduled to mature by the end of 2011 and $21.3 million is scheduled to mature by the end of 2012.

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

Forward Purchase Commitments

Nexxus

As of June 30, 2009, we had three separate forward purchase commitments with Nexxus Desarrollos Industriales (“Nexxus”) to acquire three newly constructed buildings and had three related letters of credit totaling $15.2 million outstanding. The three buildings are located on separate development sites in three submarkets in the metropolitan area of Monterrey, Nuevo Leon, Mexico. The forward purchase commitments obligate us to acquire each of the facilities from Nexxus upon completion, subject to a variety of conditions related to, among other things, the buildings complying with approved drawings and specifications. Closing on the three buildings is expected to occur in late 2009 or early 2010.

Investments in Unconsolidated Joint Ventures

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $71.7 million in construction financing as of June 30, 2009. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above.

As of June 30, 2009, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $147.8 million, which includes the $71.7 million related to construction financing discussed above. DCT anticipates funding the repayment of approximately $60.0 million of indebtedness associated with our unconsolidated joint ventures in the third quarter of 2009.

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental, non-GAAP measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of operating real estate held for investment purposes and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. We include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to such other REITs’ FFO and, FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from “Net Income (Loss) Attributable to DCT Common Stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income (Loss) Attributable to DCT Common Stockholders	$(3,994)	$15,496	$(167)	$15,880
Adjustments:
Real estate related depreciation and amortization	27,988	29,266	54,443	58,409
Equity in (income) losses of unconsolidated joint ventures, net	1,615	(439)	(2,565)	(726)
Equity in FFO of unconsolidated joint ventures	1,180	1,517	7,729	2,984
(Gain) on dispositions of real estate interests	(734)	(16,724)	(768)	(17,531)
Gain (loss) on dispositions of non-depreciated real estate	—	(39)	113	207
Noncontrolling interest in the operating partnership’s share of the above adjustments	(4,411)	(2,365)	(8,899)	(7,948)
FFO attributable to unitholders	3,674	5,633	8,823	11,303

Funds from operations attributable to common stockholders and unitholders – basic and diluted	$25,318	$32,345	$58,709	$62,578

FFO per common share and unit, basic and diluted	$0.12	$0.15	$0.28	$0.30
FFO weighted average common shares and units outstanding:
Common shares for earnings per share – basic:	183,783	171,429	179,745	169,908
Participating securities	1,768	1,187	1,574	1,078
Units	31,557	36,189	31,791	37,550

FFO weighted average common shares, participating securities and units outstanding – basic:	217,108	208,805	213,110	208,536
Dilutive common stock equivalents	124	52	1	11

FFO weighted average common shares, participating securities and units outstanding – diluted:	217,232	208,857	213,111	208,547

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the six months ended June 30, 2009 and 2008, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2009 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of outstanding variable rate debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap(1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(2)	$26,000	5.364%	1/2010	4/2010
Forward-starting swap(2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA
(2)	The counterparty is PNC Bank, NA

As of June 30, 2009, derivatives with a negative fair value of $8.0 million were included in “Other liabilities” in our Consolidated Balance Sheet. As of December 31, 2008, derivatives with a negative fair value of $21.5 million were included in “Other liabilities” in our Consolidated Balance Sheets. For the six months ended June 30, 2008, a loss of $0.2 million was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. No ineffectiveness was recorded during the three months ended June 30, 2009.

The net liabilities associated with these derivatives would increase approximately $1.1 million if the market interest rate of the referenced swap index, which was LIBOR in each case, were to decrease 10 basis points based upon the prevailing market rate as of June 30, 2009.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2009, we had approximately $225.2 million of variable rate debt outstanding indexed to LIBOR rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10%, our interest expense for the six months ended June 30, 2009, would have increased by approximately $0.2 million. Additionally, if weighted average interest rates on our fixed rate debt were to change by 1% due to refinancing, interest expense would change by approximately $5.1 million during the six months ended June 30, 2009.

As of June 30, 2009, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2009, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2009, we held our annual meeting of stockholders (the “2009 annual meeting”). Nine directors were nominated by our board of directors for election by the stockholders at the 2009 annual meeting, each to hold office until the next annual stockholders meeting. A plurality of the shares voted at this meeting approved the election of all nine nominees as described in the table below.

	Votes
	FOR	WITHHELD
Phillip R. Altinger	156,574,537	1,999,582
Thomas F. August	156,566,553	2,007,567
John S. Gates, Jr.	156,606,360	1,967,759
Tripp H. Hardin	156,582,619	1,991,500
Philip L Hawkins	156,585,337	1,988,782
James R. Mulvihill	156,600,661	1,973,458
John C. O’Keeffe	156,558,497	2,015,622
Bruce L. Warwick	156,511,542	2,062,577
Thomas G. Wattles	156,354,727	2,219,392

One other proposal was considered by our stockholders at the 2009 annual meeting:

•	The Accountant Proposal: the ratification of our selection of Ernst and Young LLP as our independent registered public accounting firm for the year ending December 31, 2009;

This proposal was approved by our stockholders at the 2009 annual meeting with the final vote count as follows:

	Votes
Proposal	FOR	AGAINST	ABSTAIN
Accountant	158,000,802	304,837	268,478

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 7, 2009	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: August 7, 2009	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.