Form 10-Q
period 2009-09-30
DCT Industrial Trust Inc.
filed 2009-11-05
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 207,312,313 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Land	$516,810	$511,730
Buildings and improvements	2,197,205	2,107,756
Intangible lease assets	120,073	187,605
Construction in progress	66,843	90,770

Total Investment in Properties	2,900,931	2,897,861
Less accumulated depreciation and amortization	(426,437)	(417,404)

Net Investment in Properties	2,474,494	2,480,457
Investments in and advances to unconsolidated joint ventures	109,494	125,452

Net Investment in Real Estate	2,583,988	2,605,909
Cash and cash equivalents	8,802	19,681
Notes receivable	18,050	30,387
Deferred loan costs, net	4,483	5,098
Straight-line rent and other receivables, net of allowance for doubtful accounts of $2,285 and $843, respectively	29,516	31,747
Other assets, net	13,292	11,021
Assets held for sale	24,157	—

Total Assets	$2,682,288	$2,703,843

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$37,826	$35,193
Distributions payable	16,527	16,630
Tenant prepaids and security deposits	15,020	17,601
Other liabilities	10,323	26,472
Intangible lease liability, net	6,489	6,813
Senior unsecured notes	625,000	625,000
Mortgage notes	513,722	574,634
Liabilities related to assets held for sale	491	—

Total Liabilities	1,225,398	1,302,343
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 205,942,157 and 175,141,387 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	2,059	1,751
Additional paid-in capital	1,798,632	1,657,923
Distributions in excess of earnings	(572,678)	(513,040)
Accumulated other comprehensive loss	(15,018)	(22,463)

Total Stockholders’ Equity	1,212,995	1,124,171
Noncontrolling interests	243,895	277,329

Total Equity	1,456,890	1,401,500

Total Liabilities and Equity	$2,682,288	$2,703,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Rental revenues	$60,638	$60,674	$181,502	$182,887
Institutional capital management and other fees	701	763	2,048	2,237

Total Revenues	61,339	61,437	183,550	185,124

OPERATING EXPENSES:
Rental expenses	9,347	7,523	25,230	23,061
Real estate taxes	9,193	8,237	26,621	24,871
Real estate related depreciation and amortization	27,805	26,080	81,669	81,699
General and administrative	9,081	4,879	21,003	15,844

Total Operating Expenses	55,426	46,719	154,523	145,475

Operating Income	5,913	14,718	29,027	39,649
OTHER INCOME AND (EXPENSE):
Equity in income (losses) of unconsolidated joint ventures, net	(400)	457	2,165	1,183
Loss on business combinations	(10,156)	—	(10,156)	—
Interest expense	(13,518)	(12,966)	(40,185)	(38,471)
Interest income and other	353	259	1,254	1,260
Income taxes	(471)	(2)	(2,024)	(891)

Income (Loss) From Continuing Operations	(18,279)	2,466	(19,919)	2,730
Income from discontinued operations	1,199	4,894	2,534	23,372

Income (Loss) Before Gain On Dispositions Of Real Estate Interests	(17,080)	7,360	(17,385)	26,102
Gain on dispositions of real estate interests	24	118	61	525

Consolidated Net Income (Loss)	(17,056)	7,478	(17,324)	26,627
Net (income) loss attributable to noncontrolling interests	2,473	(1,238)	2,574	(4,507)

Net Income (Loss) Attributable to DCT Common Stockholders	$(14,583)	$6,240	$(14,750)	$22,120

EARNINGS PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$(0.08)	$0.01	$(0.09)	$0.01
Income from discontinued operations	0.01	0.03	0.01	0.12
Gain on dispositions of real estate interests	0.00	0.00	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.07)	$0.04	$(0.08)	$0.13

EARNINGS PER COMMON SHARE – DILUTED:
Income (Loss) From Continuing Operations	$(0.08)	$0.01	$(0.09)	$0.01
Income from discontinued operations	0.01	0.03	0.01	0.12
Gain on dispositions of real estate interests	0.00	0.00	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.07)	$0.04	$(0.08)	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	204,433	172,685	188,051	170,840

Diluted	204,433	172,696	188,051	170,840

AMOUNTS ATTRIBUTABLE TO DCT COMMON STOCKHOLDERS:
Income (Loss) From Continuing Operations	$(15,646)	$2,070	$(16,973)	$2,382
Income from discontinued operations	1,042	4,072	2,171	19,310
Gain on dispositions of real estate interests	21	98	52	428

Net Income (Loss) Attributable to DCT Common Stockholders	$(14,583)	$6,240	$(14,750)	$22,120

Distributions declared per common share	$0.07	$0.16	$0.23	$0.48

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Equity

And Other Comprehensive Loss

For the Nine Months Ended September 30, 2009

(unaudited, in thousands)

		DCT Industrial Trust Inc. and Subsidiaries
	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
		Shares	Amount
Balance at December 31,2008, as previously reported	$1,401,500	175,141	$1,751	$1,657,923	$(513,040)	$(26,623)	$281,489
Effect of adoption of ASC 810-10-65	—	—	—	—	—	4,160	(4,160)

Balance at December 31, 2008	1,401,500	175,141	1,751	1,657,923	(513,040)	(22,463)	277,329

Comprehensive income (loss):
Net income (loss)	(17,324)	—	—	—	(14,750)	—	(2,574)
Net unrealized gains on cash flow hedging derivatives	10,638	—	—	—	—	9,059	1,579
Realized losses related to hedging activities	(2,130)	—	—	—	—	(1,814)	(316)
Amortization of cash flow hedging derivatives	940	—	—	—	—	801	139
Allocation of interests	—	—	—	—	—	(601)	601

Comprehensive income (loss)	(7,876)				(14,750)	7,445	(571)

Issuance of common stock, net of offering costs	125,691	30,801	308	125,383	—	—	—
Amortization of stock-based compensation	5,369	—	—	1,546	—	—	3,823
Distributions to common stockholders and noncontrolling interests	(52,295)	—	—	—	(44,888)	—	(7,407)
Partner contributions to noncontrolling interests	123	—	—	—	—	—	123
Purchase of subsidiary shares from noncontrolling interests	(155)	—	—	48	—	—	(203)
Redemptions of noncontrolling interests	(15,467)	—	—	13,732	—	—	(29,199)

Balance at September 30, 2009	$1,456,890	205,942	$2,059	$1,798,632	$(572,678)	$(15,018)	$243,895

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(17,324)	$26,627
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate related depreciation and amortization	82,478	85,074
Gain on dispositions of real estate interests	(676)	(21,775)
Gain on dispositions of non-depreciated real estate	(826)	(271)
Loss on business combinations	10,156	—
Loss on hedging activities	—	157
Impairment losses on real estate held for sale	630	1,180
Distributions of earnings from unconsolidated joint ventures	3,296	2,751
Equity in income of unconsolidated joint ventures, net	(2,165)	(1,183)
Stock-based compensation and other	9,209	692
Changes in operating assets and liabilities:
Other receivables and other assets	(915)	(825)
Accounts payable, accrued expenses and other liabilities	(2,263)	13,943

Net cash provided by operating activities	81,600	106,370

INVESTING ACTIVITIES:
Real estate acquisitions	(14,979)	(28,030)
Capital expenditures and development activities	(30,316)	(76,279)
Decrease (increase) in deferred acquisition costs and deposits	170	(3,844)
Proceeds from dispositions of real estate investments, net	4,882	122,654
Investments in unconsolidated joint ventures	(3,241)	(28,427)
Distributions from investments in unconsolidated joint ventures	7,161	4,364
Origination of notes receivable	—	(500)
Repayment of notes receivable	12,337	7,446
Increase in restricted cash	—	(7,442)
Other investing activities	(538)	1,707

Net cash used in investing activities	(24,524)	(8,351)

FINANCING ACTIVITIES:
Net proceeds from lines of credit	—	81,000
Proceeds from unsecured debt	—	100,000
Principal payments on mortgage notes	(121,071)	(71,478)
Principal payments on unsecured debt	—	(100,000)
Principal payments on financing obligations	—	(5)
Increase in deferred loan costs	(1,202)	(1,971)
Issuance of common stock	117,777	—
Offering costs for issuance of common stock and OP Units	(5,902)	(127)
Redemption of OP Units	(1,652)	(1,487)
Payments related to settlement of cash flow hedge	(3,630)	(4,584)
Distributions to common stockholders	(44,467)	(82,041)
Distributions to noncontrolling interests	(7,931)	(18,041)
Contributions from noncontrolling interests	123	134

Net cash used in financing activities	(67,955)	(98,600)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,879)	(581)
CASH AND CASH EQUIVALENTS, beginning of period	19,681	30,481

CASH AND CASH EQUIVALENTS, end of period	$8,802	$29,900

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$37,980	$39,975
Supplemental Disclosures of Non-Cash Activities
Assumption of secured debt in connection with real estate acquired	$60,679	$—
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 6)	$—	$14,669
Redemptions of OP Units settled in shares of common stock	$27,548	$46,521

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

As of September 30, 2009, we owned interests in, managed, or had under development 451 industrial real estate buildings comprised of approximately 76.2 million square feet. Our portfolio of consolidated operating properties included 374 industrial real estate buildings, which consisted of 220 bulk distribution properties, 112 light industrial properties and 42 service center properties comprised of approximately 52.8 million square feet. Our portfolio of 374 consolidated operating properties was 88.3% occupied as of September 30, 2009. As of September 30, 2009, we also consolidated 15 development properties, five redevelopment properties and one property held for sale. In addition, as of September 30, 2009, we had ownership interests ranging from 4% to 20% in unconsolidated institutional capital management joint ventures, or funds, that owned 45 properties comprised of approximately 14.1 million square feet, and investments in two unconsolidated operating properties and eight unconsolidated development joint venture properties.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2008 and related notes thereto as filed on Form 10-K on March 2, 2009.

Basis of Presentation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, its wholly-owned qualified REIT and taxable REIT subsidiaries, our operating partnership and our consolidated joint ventures, in which we have a controlling interest. Third-party equity interests in our operating partnership and consolidated joint ventures are reflected as noncontrolling interests in our Consolidated Financial Statements. We also have noncontrolling partnership interests in unconsolidated institutional capital management and other joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

Principles of Consolidation

The Company holds interests in both consolidated and unconsolidated joint ventures. We determine consolidation in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. We do not consolidate joint ventures that are variable interest entities where we are not the primary beneficiary. We use the equity method of accounting for joint ventures in which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions but where we exercise significant influence. Our investments in these joint ventures are reported in our Consolidated Balance Sheets in “Investments in and advances to unconsolidated joint ventures.”

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

Use of Estimates

The preparation of our Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of adverse conditions that exist in the real estate markets, as well as the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of our Consolidated Financial Statements could change materially during the time span associated with the continuing weakened state of these markets.

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

Fair Value

On January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 was initially effective as of January 1, 2008, but in February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted ASC 820 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our Consolidated Financial Statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities recognized on a nonrecurring basis were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our Consolidated Financial Statements.

Pursuant to ASC 820, fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market. ASC 820 does not impose any new fair value requirements but provides guidance on how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements.

ASC 820 emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, our fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

Investment in Properties

Property acquisitions qualifying as business combination acquisitions are recorded in accordance with ASC 805, Business Combinations (“ASC 805”). Assets acquired, liabilities assumed and any noncontrolling interests in the acquired business combination are recorded at their respective acquisition-date fair values and acquisition-related costs are expensed as incurred. As defined by ASC 805, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. We do not consider land or unoccupied development buildings to be businesses, and as such, purchases of these are treated as asset acquisitions and are recorded at cost.

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. Pursuant to ASC 805, the difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The fair value of intangible lease assets recorded includes Level 3 inputs and represents the value associated with in-place leases which may include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities are amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible.

We have certain properties which we have acquired or removed from service with the intention to redevelop the property. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution until the date that the redevelopment properties are ready for their intended use or the property held for contribution no longer meets the held for sale criteria under ASC 360, Property, Plant and Equipment (“ASC 360”).

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

Depreciation is not recorded on buildings currently held for sale or contribution, in pre-development, or being developed or redeveloped until the building is substantially completed and ready for its intended use, normally not later than one year from cessation of major construction activity.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are carried at cost and evaluated for impairment in accordance with ASC 360. ASC 360 provides that such an evaluation should be performed when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Examples of such changes in circumstances include the point at which we deem the long-lived asset to be held for sale or a building remains vacant significantly longer than expected. For long-lived assets that we intend to hold long-term, the recoverability is based on the estimated future undiscounted cash flows. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Long lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell.

The determination of fair value involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 inputs and include, but are not limited to, projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in our Consolidated Financial Statements.

Equity Method Investments

We account for investments in unconsolidated joint ventures under the equity method. The equity method is used when we have the ability to exercise significant influence over the operating and financial policies of a joint venture but do not control the joint venture. Under the equity method, these investments (including advances to joint ventures) are initially recorded at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture in accordance with ASC 360, if the recognition criteria have been met. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in income (losses) of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on our Consolidated Financial Statements.

Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging (“ASC 815”), as amended and interpreted, establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The disclosure requirements of ASC 815 are based on the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments

As required by ASC 815, we record all derivatives in our Consolidated Balance Sheets at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Currently, we use interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Prior to January 1, 2009, the Company classified all derivatives in Level 2 of the fair value hierarchy. During the period beginning January 1, 2009 and ending September 30, 2009, credit spreads used in the calculation of the credit valuation adjustment increased such that the credit valuation adjustment was determined to be significant to the overall fair value of its derivative positions thereby changing the classification from Level 2 to Level 3.

As of September 30, 2009, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Equity and Other Comprehensive Loss (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months as required by ASC 815. We do not use derivatives for trading or speculative purposes.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three and nine months ended September 30, 2009, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.1 million and $1.7 million, respectively. For the three and nine months ended September 30, 2008, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $0.7 million and $2.8 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the three and nine months ended September 30, 2009, including amounts from discontinued operations, was $12.0 million and $35.3 million, respectively. Tenant recovery income recognized as “Rental revenues” for the three and nine months ended September 30, 2008 was $11.8 million and $37.1 million, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of September 30, 2009 and December 31, 2008, our allowance for doubtful accounts was $2.3 million and $0.8 million, respectively.

In connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability, pursuant to ASC 805, and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the expected life of such assets and liabilities. The total net impact to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was a decrease of approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2009. The total net impact to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was a decrease of approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2008.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the remaining contractual lease term or upon collection if collection is not assured. During the three and nine months ended September 30, 2009, early termination fees increased revenues by $0.5 million and $1.9 million, respectively. During the three and nine months ended September 30, 2008, early termination fees increased revenues by $0.3 million and $0.6 million, respectively.

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

New Accounting Standards

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our Consolidated Financial Statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our Consolidated Financial Statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

In February 2007, the FASB issued ASC 825-10 which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption of this Statement, we did not elect the fair value option for our existing financial assets and liabilities and therefore adoption of ASC 825-10 did not have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued ASC 805 which requires the acquiring entity in a business combination to record all assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration and requires the expensing of acquisition-related costs as incurred. ASC 805 also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. Additionally, the FASB also issued amendments to ASC 805 in April 2009, which modified the guidance in ASC 805 related to contingent assets and contingent liabilities. The amendments to ASC 805 are required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted these ASC 805 amendments as of January 1, 2009 with no material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued ASC 810-10-65, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and requires recognition of gains or losses resulting from a change of control. Ownership changes not resulting in a change of control are treated as equity transactions. ASC 810-10-65 was adopted beginning January 1, 2009, prospectively, with no material impact on our Consolidated Financial Statements. The presentation and disclosure requirements ASC 810-10-65 were applied retrospectively for all periods presented. The adoption of ASC 810-10-65 resulted in a reclassification of noncontrolling interests (formerly known as minority interests) to a separate component of total equity and net income attributable to noncontrolling interest is no longer treated as a reduction to net income but as a reduction from net income in calculating net income available to common stockholders.

In March 2008, the FASB amended ASC 815 to require companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under ASC 815. The ASC 815 amendments were effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and were adopted as of January 1, 2009 with no impact on our Consolidated Financial Statements.

In June 2008, the FASB issued an update to ASC 260, Earnings Per Share (“ASC 260 Update”) which requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in ASC-260-10-45, and therefore, should be included in computing earnings per share using the two-class method. ASC 260 Update also requires retrospective application for all periods presented. We adopted ASC 260 Update beginning January 1, 2009 with no material impact on our earnings per share.

On April 9, 2009, the FASB issued ASC 825-10-65-1 regarding interim disclosures about fair value of financial instruments (“ASC 825-10-65-1”). ASC 825-10-65-1 requires that publicly traded companies include the fair value disclosures required by ASC 825-10-50 in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We adopted FSP 107-1 and APB 28-1 for the interim period beginning January 1, 2009 with no impact on our Consolidated Financial Statements.

In April 2009, the FASB issued ASC 820-10-65-4, regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identification of transactions that are not orderly (“ASC 820-10-65-4”). ASC 820-10-65-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. ASC 820-10-64-1 is effective for interim and annual reporting periods ending after September 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We adopted ASC 820-10-64-1 beginning January 1, 2009 with no material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued ASC 855 Subsequent Events (“ASC 855”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of ASC 855 for the quarter ended June 30, 2009 with no material effect on our Consolidated Financial Statements. See Note 13, Subsequent Events for our subsequent event evaluation results.

On August 28, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-5, which amends ASC 820, for the fair value measurement of liabilities. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of ASC 820, such as a present value technique. ASU No. 2009-5 is effective for the first reporting period after the issuance, which for us was the third quarter of 2009. Accordingly, we adopted ASU No. 2009-5 for the quarter ended September, 30, 2009 with no material impact on our Consolidated Financial Statements.

Future Adoption of Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the application of SFAS No. 167 and its effect on our Consolidated Financial Statements.

Note 3 – Investment in Properties

Our consolidated real estate assets consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Operating properties	$2,690,676	$2,702,162
Properties under redevelopment	49,959	54,299
Properties under development	137,509	120,326
Properties in pre-development including land held	22,787	21,074

Total Investment in Properties	2,900,931	2,897,861
Less accumulated depreciation and amortization	(426,437)	(417,404)

Net Investment in Properties	$2,474,494	$2,480,457

Acquisition Activity

During the three months ended September 30, 2009, we acquired three development properties located in Monterrey, Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $13.1 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and were accounted for as asset acquisitions.

During the three months ended September 30, 2009, we acquired the third-party equity interests of three of our previously unconsolidated joint ventures, such that as of September 30, 2009, we wholly owned each venture. Two of these acquisitions were treated as business combinations and the assets and liabilities of each venture were recorded at their acquisition date fair values. As a result of this accounting we recorded an aggregate loss of $10.2 million in earnings in “Loss on business combinations” in our Consolidated Statement of Operations, which represents the difference between our investment carrying value and fair value. (See Note 4, Investments in and Advances to Unconsolidated Joint Ventures for further details regarding these acquisitions.)

In addition to the third quarter acquisitions mentioned above, during the nine months ended September 30, 2009, we acquired two parcels of land located in one market within the United States comprised of 8.9 acres and one market within Mexico, comprised of approximately 3.5 acres for a total cost of approximately $0.6 million including acquisitions costs. The land parcels represent land available for expansion adjacent to existing properties. All of these properties were acquisitions of assets from unrelated third parties using existing cash balances.

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

Disposition Activity

During the nine months ended September 30, 2009, we sold two operating properties comprised of approximately 0.1 million square feet and one land parcel comprised of approximately 1.8 acres to unrelated third parties for total gross proceeds of approximately $5.1 million, which resulted in a gain of approximately $0.9 million.

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

2009 Development Projects – Consolidated

As of September 30, 2009, we had seven consolidated development projects comprised of 3.2 million square feet and 15 buildings, of which 13 were bulk distribution properties and two were light industrial, located in Dulles, VA, Cincinnati, OH, Memphis, TN, Orlando, FL, Riverside, CA and Monterrey, Mexico. As of September 30, 2009, all of these buildings were shell-complete. For information related to our unconsolidated development joint ventures, see Note 4, Investments in and Advances to Unconsolidated Joint Ventures.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2, Summary of Significant Accounting Policies, for additional information) was approximately $4.5 million and $13.9 million for the three and nine months ended September 30, 2009, respectively, and approximately $5.6 million and $19.5 million for the three and nine months ended September 30, 2008. Our intangible lease assets and liabilities included the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$103,798	$(57,182)	$46,616	$161,663	$(107,659)	$54,004
Above market rent	16,275	(10,304)	5,971	25,942	(18,841)	7,101
Below market rent	(13,156)	6,667	(6,489)	(17,964)	11,151	(6,813)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
Remainder of 2009	$3,974	$(123)
2010	11,979	(325)
2011	8,423	404
2012	5,964	290
2013	3,922	448
Thereafter	12,354	(176)

Total	$46,616	$518

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following describes our unconsolidated joint ventures as of September 30, 2009 and December 31, 2008.

Unconsolidated Joint Ventures	DCT Ownership Percentage as of September 30, 2009	Number of Buildings	Net Equity Investment as of
			September 30, 2009	December 31, 2008
			(in thousands)
Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$48,842	$50,530
TRT-DCT Venture I	4.4%	14	978	1,207
TRT-DCT Venture II	11.4%	6	2,754	2,947
TRT-DCT Venture III	10%	5	1,746	3,054
DCT Fund I LLC	20%	6	1,369	1,901

Total Institutional Funds:		45	55,689	59,639

Other:
Stirling Capital Investments (SCLA)(1)	50%	6	42,111	40,164
IDI/DCT	50%	4	8,815	8,892
Sycamore Canyon(2)	—	—	—	8,603

Logistics Way(2)	—	—	—	4,039
DCT/IDI Buford (land only)(3)	75%	—	3,191	3,214

Other joint venture investments in land(2)(3)	90%	—	(312)	901

Total Other:		10	53,805	65,813

Total		55	$109,494	$125,452

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

(2)	Balances as of December 31, 2008 include balances associated with joint ventures that were consolidated as of September 30, 2009.

(3)	Net equity investment balances include total impairment losses of $3.8 million and $4.7 million as of September 30, 2009 and December 31, 2008, respectively.

Acquisitions of Venture Partner Interests in Unconsolidated Joint Ventures

Sycamore Canyon

On April 20, 2006, we entered into a joint venture agreement with SycCanyonS JP/PI, LLC (“SCS”), an unrelated third-party developer, to acquire approximately 35 acres of land and to develop two distribution buildings comprising approximately 0.9 million square feet in the City of Riverside, California (“Sycamore Canyon”). Pursuant to the joint venture agreement, SCS and DCT provided approximately 10% and 90%, respectively, of the required equity capital. On September 4, 2009, SCS assigned its 10% equity interest in the venture to us. The transaction was treated as a business combination and the net assets acquired were recorded at fair value. Consequently, we recorded $42.4 million in net real estate assets and $42.4 million in debt and reversed our investment balance in the venture. The resulting loss of $6.2 million was recognized in “Loss on business combinations.” Following the assumption of SCS’ interest and obtaining control over the venture, we repaid the associated debt which had been previously extended. The assets of the venture are comprised primarily of two buildings referred to as Sycamore A and Sycamore B. As of September 30, 2009, Sycamore B was 100% leased and Sycamore A was shell-complete.

Logistics Way

On September 12, 2006, we entered into a joint venture agreement with Logistics Way Investors Joint Venture (“LWI”), an unrelated third-party developer, to form Logistics Way DCT/LWI LLC, (“Logistics Way”), to acquire approximately 36 acres of land and to develop a 0.6 million square foot distribution facility in the city of Nashville, Tennessee. Pursuant to the joint venture agreement, LWI and DCT provided approximately 5% and 95%, respectively, of the required equity capital to fund the development project. Pursuant to the joint venture agreement, LWI had the right to put their interest to DCT 18 months after shell completion at cost. The building was shell-complete in May 2007. In the third quarter of 2009, LWI exercised its put option. Consequently, we paid LWI $0.2 million for its 5% equity interest in the venture and repaid the venture’s debt in the amount of $18.3 million. The transaction was treated as a business combination and the net assets acquired were recorded at fair value. Consequently, we recorded $17.2 million in net real estate assets and reversed our investment balance in the venture. The resulting loss of $4.0 million was recognized in “Loss on business combinations.”

Whitestown DCT/PDC, LLC

On December 11, 2007, we entered into a joint venture agreement with Whitestown PDC Development LLC an unrelated third-party developer, to form Whitestown DCT/PDC, LLC for the purpose of acquiring land, developing, managing, maintaining, and leasing a 0.6 million square foot building on approximately 28.4 acres in Whitestown, Indiana. The assets of the venture are comprised primarily of land. On September 4, 2009, our venture partner assigned their equity interest in the venture to us and we recorded the venture net assets at cost.

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

During the nine months ended September 30, 2009, the SCLA joint venture sold 53 acres of land. As of September 30, 2009, the SCLA joint venture had four buildings that were shell-complete comprised of 1.5 million square feet of which 0.3 million square feet were leased, and two operating buildings comprised of 0.5 million square feet which were fully leased. As of September 30, 2009, the SCLA joint venture owned $80.4 million in real estate assets with $58.2 million in debt.

Institutional Capital Management Joint Ventures

TRT-DCT Industrial Joint Venture III

We entered into a joint venture agreement with Dividend Capital Total Realty Trust Inc. (“DCTRT”) TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”) on September 9, 2008. TRT-DCT Venture III has been funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 90% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 10% of the joint venture’s required equity capitalization); and (iii) secured debt financing. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. On March 27, 2009, the venture borrowed $12.4 million of secured debt which bears interest at 7.4% and requires monthly interest and principal payments until the debt matures on March 1, 2016. As of September 30, 2009, TRT-DCT Venture III owned approximately $31.0 million of real estate assets.

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $33.8 million in construction financing as of September 30, 2009. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above. As of September 30, 2009, our proportionate share of non-recourse debt associated with unconsolidated joint ventures was $94.7 million, which includes the $33.8 million related to construction financing discussed above.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of September 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates are our best estimates, however, they may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands).

	Balances as of September 30, 2009		Balances as of December 31, 2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$18,050	$17,915	$30,387	$29,741

Borrowings(1):
Senior, unsecured revolving credit facility	$—	$—	$—	$—
Fixed rate debt(2)	$913,485	$895,518	$974,397	$872,698
Variable rate debt	$225,237	$219,974	$225,237	$219,499

Interest rate contracts:
Forward-starting swaps(3)	$(8,509)	$(8,509)	$(21,503)	$(21,503)

(1)

The fair values of our notes receivable and borrowings were estimated using a discounted cash flow methodology. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs as defined by ASC 820 which management has determined to be its best estimate of current market spreads of similar instruments.

(2)

The carrying amount of our fixed rate debt includes premiums and discounts as a result of the difference between the fair value and face value of debt assumed in connection with our acquisition activities, pursuant to ASC 805.

(3)

The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. For further discussion on the fair value of our interest rate swaps, see Note 2, Significant Accounting Policies.

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

On September 2, 2009, we paid $3.6 million to settle a LIBOR-based forward starting swap with a notional value of $26.0 million which was previously entered into to mitigate the effect on cash outflows attributable the refinancing of fixed rate debt scheduled to occur in December 2009. Based on the expected date of the debt refinancing, this swap qualified for hedge accounting and the effective portion of $3.6 million was recorded in “Accumulated other comprehensive income” as of September 30, 2009.

As of September 30, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of outstanding variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate(1)	Effective Date	Maturity Date
Swap(2)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(3)	$90,000	5.430%	6/2012	9/2012

(1)	The referenced swap index for each of our swaps was LIBOR.

(2)	The counterparty is Wells Fargo Bank, NA.

(3)	The counterparty is PNC Bank, NA.

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of $8.5 million as of September 30, 2009. The fair value of these derivatives was determined using Level 2 and 3 inputs, as described in ASC 820. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest income and other” in our Consolidated Statements of Operations. During the nine months ended September 30, 2009, we recorded no ineffectiveness. During the nine months ended September 30, 2008, we recorded a loss of approximately $0.2 million related to the ineffectiveness due to the change in estimated timing of anticipated debt issuances.

During the three and nine months ended September 30, 2009, we recorded net unrealized losses of approximately $3.3 million and net unrealized gains of approximately $10.6 million, including the noncontrolling interests’ portion, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges, respectively. During the three and nine months ended September 30, 2008, we recorded net unrealized losses of approximately $1.0 million and net unrealized losses of $2.3 million, including the noncontrolling interests’ portion, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges, respectively. As of September 30, 2009 and December 31, 2008, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $17.2 million and $26.6 million, respectively, including the noncontrolling interests’ portion.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $0.8 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 6 – Our Operating Partnership's Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. In October 2006, we discontinued the private placement of TIC Interests. We had leased back the portion of the building sold to the unrelated third-party investors and, in accordance with ASC 840, Leases (“ASC 840”), a portion of the rental payments made to such investors under the lease agreements were recognized as “Interest expense” using the interest method.

During the nine months ended September 30, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million units of limited partnership interest in our operating partnership (“OP Units”) valued at approximately $14.8 million. During the nine months ended September 30, 2008, we incurred approximately $0.1 million of rental payments under various lease agreements with certain of the third-party investors. A portion of such amounts was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. Included in “Interest expense” was approximately $0.1 million for the nine months ended September 30, 2008 of interest expense related to the financing obligation.

Note 7 – Noncontrolling Interests

OP Units

As of September 30, 2009 and December 31, 2008, we owned approximately 87% and 84%, respectively, of the outstanding equity interests of our operating partnership. The remaining equity interest in our operating partnership was owned by third-party investors and Dividend Capital Advisors Group LLC (“DCAG”). Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment. During the three months ended September 30, 2009, 2.2 million OP Units were redeemed for approximately $1.1 million in cash and 2.0 million shares of our common stock. During the nine months ended September 30, 2009, 3.4 million OP Units were redeemed for approximately $1.7 million in cash and 3.0 million shares of our common stock. During the three months ended September 30, 2008, 1.2 million OP Units were redeemed for approximately $0.1 million in cash and 1.2 million shares of common stock. During the nine months ended September 30, 2008, 5.1 million OP Units were redeemed for approximately $1.5 million in cash and 4.9 million shares of common stock.

As of September 30, 2009, there was a total of 29.1 million OP Units outstanding with a redemption value of approximately $148.6 million based on the closing price of our common stock on September 30, 2009. As of December 31, 2008, there was a total of 32.4 million OP Units outstanding with a redemption value of approximately $164.1 million based on the closing price of our common stock on December 31, 2008. As of September 30, 2009, 27.8 million OP Units were redeemable.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP units. LTIP units, which we grant either as free-standing awards or together with other awards under our long-term incentive plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. During the nine months ended September 30, 2009, a total of 0.4 million LTIP units were granted to certain officers and senior executives, which vest 25% annually over four years with a total fair value of $1.5 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 48% and a risk-free interest rate of 1.79%. During the nine months ended September 30, 2008, a total of 0.4 million LTIP units were granted to certain officers and senior executives, 0.3 million that vest 25% annually over four years and 0.1 million that vest over five years (25% in year three, 25% in year four and 50% in year five) with a total fair value of $3.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 23% and a risk-free interest rate of 2.67%. As of September 30, 2009, 1.5 million LTIP units were outstanding of which 0.5 million were vested.

Our outstanding OP Units and LTIP units are classified as permanent equity as determined by the standards established by ASC 810, Consolidation and ASC 480, Distinguishing Liabilities from Equity.

The following table illustrates the noncontrolling interests’ share of our Consolidated Net Income during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Noncontrolling interests’ share of (Income) Loss From Continuing Operations	$2,633	$(396)	$2,946	$(348)
Noncontrolling interests’ share of Income from discontinued operations	(157)	(822)	(363)	(4,062)
Noncontrolling interests’ share of Gain on dispositions of real estate interests	(3)	(20)	(9)	(97)

Net income (loss) attributable to noncontrolling interests	$2,473	$(1,238)	$2,574	$(4,507)

Note 8 – Stockholders’ Equity

Common Stock

As of September 30, 2009, approximately 205.9 million shares of common stock were issued and outstanding. On June 5, 2009, we issued 24.0 million shares of common stock in a public offering at a price of $4.25 per share. On June 10, 2009, we issued an additional 3.6 million upon the exercise the underwriters’ over-allotment option which was granted in conjunction with the public offering at the same price per share.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings, including our public offering noted above. During the three and nine months ended September 30, 2009, we issued 2.0 million and 3.0 million shares of common stock related to the redemption of OP Units (see additional information in Note 7, Noncontrolling Interests above), respectively. During the three and nine months ended September 30, 2009 we issued approximately 0.2 million shares of common stock as a result of the vesting of restricted stock, phantom shares and options exercised.

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

During the three and nine months ended September 30, 2009, we granted approximately 1,000 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $4.11 and $3.44 per share, respectively. During the three and nine months ended September 30, 2008, we granted approximately 15,000 shares and 121,000 shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $8.14 and $8.58 per share, respectively.

Stock Options

During the three and nine months ended September 30, 2009, we granted approximately 1,000 and 1.5 million stock options, respectively, at the weighted-average exercise price of $4.11 and $3.41 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $1,000 and $0.7 million and is amortized over their respective vesting periods.

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

Note 9 – Related Party Transactions

Note Receivable with TRT-DCT Venture I

In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to our unconsolidated joint venture, TRT-DCT Industrial Joint Venture I (“TRT-DCT Venture I”). Interest is due monthly on the unpaid balance. For the three and nine months ended September 30, 2009, we recognized interest income from this note receivable of approximately $0.2 million and $0.7 million, respectively, and approximately $0.2 million and $0.7 million during the same periods in 2008, respectively.

Shared services agreement with DCAG

During 2008, we renewed our transitional services agreement with Overhead Services, Inc., formerly DC Services, LLC, (“Overhead Services”), an affiliate of Dividend Capital Advisors Group LLC (“DCAG”) for one year, whereby we received enumerated services, including IT services, human resources, payroll and accounts payable services for a monthly fee of approximately $72,000. Overhead Services has continued to provide us shared services in 2009 for a monthly fee of approximately $50,000.

Note 10 – Earnings per Share

Pursuant to ASC 260-10-45, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock and LTIP units are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire.

The following tables set forth the computation of our basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share information):

	For the Three Months Ended September 30,
	2009	2008
Earnings per share – Basic
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(15,646)	$2,070
Less: Distributed and undistributed earnings allocated to participating securities	(112)	(192)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(15,758)	1,878

Numerator for income from discontinued operations attributable to DCT common stockholders	1,042	4,072

Numerator for gain on dispositions of real estate interests attributable to common stockholders	21	98

Adjusted net income (loss) attributable to DCT common stockholders	$(14,695)	$6,048

Denominator
Weighted average common shares outstanding – basic	204,433	172,685

Earnings per Common Share – Basic
Income (Loss) From Continuing Operations	$(0.08)	$0.01
Income from discontinued operations	0.01	0.03
Gain on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.07)	$0.04

	For the Three Months Ended September 30,
	2009	2008
Earnings per share – Diluted
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(15,646)	$2,070
Less: Distributed and undistributed earnings allocated to participating securities	(112)	(192)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(15,758)	1,878

Numerator for income from discontinued operations attributable to DCT common stockholders	1,042	4,072

Numerator for gain on dispositions of real estate interests attributable to common stockholders	21	98

Adjusted net income (loss) attributable to DCT common stockholders	$(14,695)	$6,048

Denominator
Weighted average common shares outstanding – diluted	204,433	172,696

Earnings per Common Share – Diluted
Income (Loss) From Continuing Operations	$(0.08)	$0.01
Income from discontinued operations	0.01	0.03
Gain on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.07)	$0.04

	For the Nine Months Ended September 30,
	2009	2008
Earnings per share – Basic
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(16,973)	$2,382
Less: Distributed and undistributed earnings allocated to participating securities	(391)	(572)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(17,364)	1,810

Numerator for income from discontinued operations attributable to DCT common stockholders	2,171	19,310

Numerator for gain on dispositions of real estate interests attributable to common stockholders	52	428

Adjusted net income (loss) attributable to DCT common stockholders	$(15,141)	$21,548

Denominator

Weighted average common shares outstanding – basic	188,051	170,840

Earnings per Common Share – Basic
Income (Loss) From Continuing Operations	$(0.09)	$0.01
Income from discontinued operations	0.01	0.12
Gain on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.08)	$0.13

	For the Nine Months Ended September 30,
	2009	2008
Earnings per share – Diluted
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(16,973)	$2,382
Less: Distributed and undistributed earnings allocated to participating securities	(391)	(572)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(17,364)	1,810

Numerator for income from discontinued operations attributable to DCT common stockholders	2,171	19,310

Numerator for gain on dispositions of real estate interests attributable to common stockholders	52	428

Adjusted net income (loss) attributable to DCT common stockholders	$(15,141)	$21,548

Denominator
Weighted average common shares outstanding – diluted	188,051	170,840

Earnings per Common Share – Diluted
Income (Loss) From Continuing Operations	$(0.09)	$0.01
Income from discontinued operations	0.01	0.12
Gain on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.08)	$0.13

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 36.5 million and 37.1 million stock options, phantom stock, warrants, OP Units and unvested LTIP units, for the three and nine months ended September 30, 2009, respectively, because their effect would be anti-dilutive. We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 38.7 million and 40.2 million stock options, phantom stock, warrants, OP Units and unvested LTIP units, for the three and nine months ended September 30, 2008, respectively, because their effect would be anti-dilutive.

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

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three and Nine Months Ended September 30,
	2009		2008
Operating properties in continuing operations (1):	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
For the three months ended September 30:
Rental revenues	$46,180	$13,496	$46,359	$13,738
Property net operating income(2)	$32,235	$9,409	$35,046	$9,708
For the nine months ended September 30:
Rental revenues	$137,749	$41,089	$139,591	$40,295
Property net operating income(2)	$99,638	$28,814	$105,834	$28,151

(1)

Includes 18 operating properties held for contribution as of September 30, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with ASC 360. As of September 30, 2009, no properties were classified as held for contribution.

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

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Property NOI	$41,644	$44,754	$128,452	$133,985
NOI from development and redevelopment properties	454	160	1,199	970

Total property net operating income	42,098	44,914	129,651	134,955
Institutional capital management and other fees	701	763	2,048	2,237
Real estate related depreciation and amortization	(27,805)	(26,080)	(81,669)	(81,699)
General and administrative expenses	(9,081)	(4,879)	(21,003)	(15,844)
Equity in income (losses) of unconsolidated joint ventures, net	(400)	457	2,165	1,183
Loss on business combinations	(10,156)	—	(10,156)	—
Interest expense	(13,518)	(12,966)	(40,185)	(38,471)
Interest income and other	353	259	1,254	1,260
Income taxes	(471)	(2)	(2,024)	(891)

Income (Loss) from Continuing Operations	$(18,279)	$2,466	$(19,919)	$2,730

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	September 30, 2009	December 31, 2008
Property type segments:
Bulk distribution	$1,780,905	$1,819,504
Light industrial and other	526,464	518,347

Total segment net assets	2,307,369	2,337,851
Development and redevelopment assets	185,112	174,082
Assets held for sale	24,157	—
Non-segment assets:
Properties in pre-development including land held	22,787	21,074
Non-segment cash and cash equivalents	10,490	13,967
Other non-segment assets(1)	132,373	156,869

Total Assets	$2,682,288	$2,703,843

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs and deferred acquisition costs.

Included in rental revenues and segment net assets as of and for the nine months ended September 30, 2009 was approximately $3.8 million and $80.3 million, respectively, attributable to operations in Mexico which commenced during 2007.

Note 12 – Discontinued Operations

In accordance with ASC 360, we report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the nine months ended September 30, 2009, we sold two operating properties in our light industrial and other segment comprised of approximately 0.1 million square feet. As of September 30, 2009, we had one property classified as held for sale. During the year ended December 31, 2008, we sold one development property in our bulk distribution segment comprised of approximately 0.3 million square feet and 15 operating properties, 11 in our bulk distribution segment and four in our light industrial segment, comprised of approximately 2.3 million square feet to third parties. For the three and nine months ended September 30, 2008, income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three and nine months ended September 30, 2008.

The following is a summary of the components of “Income from discontinued operations” for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental revenues	$584	$1,757	$2,091	$8,837
Rental expenses and real estate taxes	(16)	(353)	(186)	(1,718)
Real estate related depreciation and amortization	(230)	(585)	(809)	(3,375)
General and administrative	—	—	(29)	—

Operating income	338	819	1,067	3,744
Interest expense, net	—	(373)	(59)	(687)
Other income (expense)	782	(1)	720	(1)
Income taxes	(1)	—	(5)	(25)

Income before gain on dispositions of real estate	1,119	445	1,723	3,031
Gain on dispositions of real estate interests	710	4,397	1,441	21,521
Impairment (losses) recoveries on real estate assets held for sale	(630)	52	(630)	(1,180)

Income from discontinued operations	$1,199	$4,894	$2,534	$23,372

Note 13 – Subsequent Events

In May 2009, the FASB issued ASC 855, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. ASC 855 is effective for interim or fiscal periods ending after June 15, 2009.

We have evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 5, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of ASC 855, there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after November 5 2009.

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of September 30, 2009, the Company owned, managed or had under development approximately 76.2 million square feet of assets leased to approximately 850 customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners, and had 6.6 million square feet in the development pipeline. Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 87% of the outstanding equity interests of our operating partnership as of September 30, 2009. We acquired our first property in June 2003 and our portfolio consists of 374 consolidated operating properties as of September 30, 2009.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 44, and to maximize total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

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

We believe near-term operating income from our existing properties will continue to decrease as demand for warehouse space declines and the availability of competitive space increases. The slowing economy has impacted our performance in several ways including: negative rent growth on signed leases, fewer lease renewals, decreased leasing of existing vacancies, and an increase in early terminations, bankruptcies and requests for rent relief. The weak economic conditions are causing a higher level of bankruptcies nationally, reducing the demand for warehouse space and resulting in decreased occupancy and lower rental rates. As demand for warehouse space in the U.S. has historically lagged behind changes in U.S. gross domestic product, (“GDP”), we would not expect demand to increase until approximately six to twelve months following improvements in GDP.

With the decline in market values of real estate assets, we could experience additional impairment losses, fewer dispositions compared to prior years and less attractive pricing for any assets that we do sell, although depressed property values may result in opportunities to acquire real estate at attractive prices.

Although the credit markets for the real estate sector continue to be constrained as a result of the liquidity constraints of major lending institutions and other traditional sources of capital and the impact of declining property values, we believe that our sources of capital are adequate to meet our liquidity requirements. We have no major debt maturities until June 2010 when a $300.0 million senior unsecured term loan comes due which can be extended at our option for one year so that we would not have any significant debt maturities until 2011. Additionally, as of September 30, 2009, we had $300.0 million available under our unsecured credit facility, which matures in December 2010. These capital resources may be utilized in part to finance costs of leasing and maintaining our properties as discussed in “Liquidity and Capital Resources” as well as to pay down existing debt. While we maintain hedges to manage a portion of our interest rate risk (for further discussion on our hedges, see “Notes to our Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities”), future debt refinancing will likely be at higher interest rates than existing rates on our borrowings due to the current market conditions.

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

We also expect the following key trends, once economic conditions improve, to affect our industry positively:

•	the rebuilding of inventory levels by manufacturers and distributors;

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

Significant Transactions During 2009

•

SCLA – During the nine months ended September 30, 2009, the SCLA venture sold 53 acres of land. We entered into a joint venture agreement with Stirling Airports International, LLC, to be the master developer of over 4,000 acres in Victorville, California in 2006. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. For further discussion on the SCLA joint venture, please see “Notes to our Consolidated Financial Statements, Note 4 – Investments in and Advances to Unconsolidated Joint Ventures.”

•

On June 5, 2009, we issued 24.0 million shares of common stock in a public offering at a public offering price of $4.25 per share. On June 10, 2009, we issued an additional 3.6 million upon the exercise the underwriters’ over-allotment option which was granted in conjunction with the public offering.

•

During the three months ended September 30, 2009, we acquired three development properties located in Monterrey, Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $13.1 million, which includes acquisition costs. These properties were acquired from an unrelated third party using existing cash balances.

•

During the three months ended September 30, 2009, we acquired the third-party equity interests of three of our previously unconsolidated joint ventures, such that as of September 30, 2009, we wholly owned each venture. Two of these acquisitions were treated as business combinations under ASC 805-10 where the net assets of each venture were recorded on our books at their acquisition date fair values. As a result of this accounting we recorded an aggregate loss of $10.2 million on these transactions. See Note 4, Investments in and Advances to Unconsolidated Joint Ventures for further details regarding these acquisitions. In conjunction with these transactions, we funded the repayment of approximately $60.7 million of indebtedness associated with these ventures

•	On September 1, 2009, we repaid approximately $52.1 million of senior secured fixed rate debt scheduled to mature on January 1, 2010.

Customer Diversification

As of September 30, 2009, there were no customers that occupied more that 5.0% of our consolidated and unconsolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following list reflects the ten largest customers, based on annualized base rent as of September 30, 2009, that occupy approximately 9.8 million square feet in all consolidated and unconsolidated operating properties, and development properties.

Deutsche Post World Net (DHL & Exel)
CEVA Logistics
Whirlpool Corporation
Bridgestone/Firestone
S.C Johnson & Son, Inc.
The Clorox Sales Company
Ozburn-Hessey Logistics
Borders Books
Home Depot Inc.
Technicolor

Results of Operations

Summary of the three months and nine months ended September 30, 2009 compared to the same periods ended September 30, 2008

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of September 30, 2009, we consolidated 374 operating properties, five redevelopment properties, 15 development properties and one property held for sale. We owned, managed or had under development approximately 76.2 million square feet of assets leased to approximately 850 customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners. As of September 30, 2008, we consolidated 372 operating properties, five redevelopment properties and 13 development properties. Subsequent to September 30, 2008, four of the operating properties were sold or held for sale and results of these operations were reclassified to discontinued operations. Subsequent to September 30, 2008, we acquired three operating properties.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and nine months ended September 30, 2009 compared to the same periods in 2008 (dollar amounts in thousands).

	As of, and for, the Three Months and Nine Months Ended September 30,
	2009			2008
	Bulk Distribution	Light Industrial and Other	Total	Bulk Distribution	Light Industrial and Other	Total
Operating properties in continuing operations:(1)
Number of buildings	220	154	374	215	153	368
Square feet (in thousands)	45,067	7,769	52,836	43,118	7,684	50,802
Occupancy at end of period	88.7%	86.3%	88.3%	92.2%	88.9%	91.7%
Segment net assets	$1,780,905	$526,464	$2,307,369	$1,788,216	$514,975	$2,303,191
For the three months ended September 30:
Rental revenues	$46,180	$13,496	$59,676	$46,359	$13,738	$60,097
Property net operating income(2)	$32,235	$9,409	$41,644	$35,046	$9,708	$44,754
For the nine months ended September 30:
Rental revenues	$137,749	$41,089	$178,838	$139,591	$40,295	$179,886
Property net operating income(2)	$99,638	$28,814	$128,452	$105,834	$28,151	$133,985

(1)

Includes 18 operating properties held for contribution as of September 30, 2008, which are included in continuing operations as they do not meet the criteria to be classified as discontinued operations, in accordance with ASC 360. As of September 30, 2009, no properties were classified as held for contribution.

(2)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. See “Notes to our Consolidated Financial Statements, Note 11 – Segment Information” for a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three and nine months ended September 30, 2009 and 2008.

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	September 30, 2009	September 30, 2008
Property type segments:
Bulk distribution	$1,780,905	$1,788,216
Light industrial and other	526,464	514,975

Total segment net assets	2,307,369	2,303,191
Development and redevelopment assets	185,112	157,714
Properties included in discontinued operations	—	53,374
Assets held for sale	24,157	—
Non-segment assets:
Properties in pre-development including land held	22,787	19,187
Non-segment cash and cash equivalents	10,490	20,811
Other non-segment assets(1)	132,373	167,897

Total Assets	$2,682,288	$2,722,174

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs and deferred acquisition costs.

Comparison of the three months ended September 30, 2009 to the same period ended September 30, 2008

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio during the three months ended September 30, 2009 totaled 365 operating properties comprised of approximately 50.5 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended September 30,		$ Change
	2009	2008
Rental Revenues
Same store, excluding revenues related to early lease terminations	$57,475	$59,273	$(1,798)
Non-same store operating properties	1,793	542	1,251
Development and redevelopment	962	577	385
Revenues related to early lease terminations	408	282	126

Total rental revenues	60,638	60,674	(36)

Rental Expenses and Real Estate Taxes
Same store	17,705	15,381	2,324
Non-same store operating properties	327	(38)	365
Development and redevelopment	508	417	91

Total rental expenses and real estate taxes	18,540	15,760	2,780

Property Net Operating Income(1)
Same store, excluding revenues related to early lease terminations	39,770	43,892	(4,122)
Non-same store operating properties	1,466	580	886
Development and redevelopment	454	160	294
Revenues related to early lease terminations	408	282	126

Total property net operating income	42,098	44,914	(2,816)

Other Revenue and Other Income
Institutional capital management and other fees	701	763	(62)
Gain on dispositions of real estate interests	24	118	(94)
Equity in income (losses) of unconsolidated joint ventures, net	(400)	457	(857)
Interest income and other	353	259	94

Total other revenue and other income	678	1,597	(919)

Other Expenses
Real estate related depreciation and amortization	27,805	26,080	1,725
Loss on business combinations	10,156	—	10,156
General and administrative expenses	9,081	4,879	4,202
Income taxes	471	2	469
Interest expense	13,518	12,966	552

Total other expenses	61,031	43,927	17,104

Income from discontinued operations	1,199	4,894	(3,695)
Net (income) loss attributable to noncontrolling interests	2,473	(1,238)	3,711

Net Income (Loss) Attributable to DCT Common Stockholders	$(14,583)	$6,240	$(20,823)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 33, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see “Notes to our Consolidated Financial Statements, Note 11 – Segment Information”.

Rental Revenues

Rental revenues which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, remained relatively flat for the three months ended September 30, 2009 compared to the same period in 2008, primarily due to the following:

•	a decrease of $0.7 million in the base rent caused by:

•

a $1.8 million decrease in base rent revenues from our same store properties due to a lower average occupancy rate of 87.3% during the three months ended September 30, 2009 as compared to 92.1% for the same period in 2008, as well as lower rental rates on new leases,

•

a $0.8 million increase in base rent revenues from our non-same store properties due to an additional eight properties in the property pool during the three months ended September 30, 2009 as compared to the same period in 2008, and

•

a $0.2 million increase in base rent revenues from our development and redevelopment properties due to an additional two properties in the property pool during the three months ended September 30, 2009 as compared to the same period in 2008,

•

which was partially offset by an increase of $0.4 million in tenant recovery income due to an increase in recoverable expenses for the three months ended September 30, 2009 as compared to the same period in 2008.

The following table illustrates the various components of our rental revenues for the three months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended September 30,		$ Change
	2009	2008
Base rent	$46,918	$47,643	$(725)
Straight-line rent and amortization of above and below market rent intangibles	801	572	229
Tenant recovery income	12,093	11,669	424
Other	418	508	(90)
Revenues related to early lease terminations	408	282	126

Total rental revenues	$60,638	$60,674	$(36)

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $2.8 million or 17.6% for the three months ended September 30, 2009 compared to the same period in 2008, primarily due a $1.1 million increase in real estate taxes and a $0.9 million increase in bad debt expense related to increased concerns of rent collectability.

Other Revenue and Other Income

Other revenue and other income decreased by approximately $0.9 million for the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to a $0.9 million decrease in equity in earnings on unconsolidated joint ventures due to the cessation of capitalization and recognition of depreciation for several development ventures as the development activities were completed.

Other Expenses

Total other expenses increased by approximately $17.1 million for the three months ended September 30, 2009 as compared to the same period in 2008, a result of:

•	a $10.2 million loss resulting from the accounting for our acquisitions of third party equity interests in previously unconsolidated joint ventures,

•	a $4.2 million increase in general and administrative expenses related to $2.7 million in severance costs, higher legal and employee related costs and lower capitalized overhead,

•	a $1.7 million increase in depreciation due to the re-classification of non-depreciated assets held for contribution to depreciated operating assets,

•	a $0.5 million increase in income taxes related to activity in our taxable REIT subsidiary and

•

a $0.5 million increase in interest expense due to lower capitalized interest amounts which was partially offset by lower average debt balances and lower average interest rates during the three months ended September 30, 2009 as compared to the same period in 2008.

Income from Discontinued Operations

Income from discontinued operations decreased $3.7 million during the three months ended September 30, 2009 as compared to the same period in 2008 which is primarily due to lower gains on sold properties during the current period.

Noncontrolling Interests

Income attributable to noncontrolling interests decreased approximately $3.7 million due to a decrease in earnings, period over period and an increase of 4% in our ownership of the operating partnership. We owned approximately 87% of our operating partnership as of September 30, 2009 which increased when compared to approximately 83% as of September 30, 2008 primarily due to the effect of our public offering in June 2009 (see “Notes to our Consolidated Financial Statements, Note 8, Stockholders Equity” for additional information) and the redemption of OP Units (see “Notes to our Consolidated Financial Statements, Note 7, Noncontrolling Interests” for additional information).

Comparison of the nine months ended September 30, 2009 to the same period ended September 30, 2008

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio during the nine months ended September 30, 2009 totaled 362 operating properties comprised of approximately 49.9 million square feet. A discussion of these changes follows the table (in thousands).

	Nine Months Ended September 30,		$ Change
	2009	2008
Rental Revenues
Same store, excluding revenues related to early lease terminations	$171,729	$177,503	$(5,774)
Non-same store operating properties	5,258	1,786	3,472
Development and redevelopment	2,664	3,001	(337)
Revenues related to early lease terminations	1,851	597	1,254

Total rental revenues	181,502	182,887	(1,385)

Rental Expenses and Real Estate Taxes Same store	49,044	45,506	3,538
Non-same store operating properties	1,342	395	947
Development and redevelopment	1,465	2,031	(566)

Total rental expenses and real estate taxes	51,851	47,932	3,919

Property Net Operating Income(1)
Same store, excluding revenues related to early lease terminations	122,685	131,997	(9,312)
Non-same store operating properties	3,916	1,391	2,525
Development and redevelopment	1,199	970	229
Revenues related to early lease terminations	1,851	597	1,254

Total property net operating income	129,651	134,955	(5,304)

Other Revenue and Other Income
Institutional capital management and other fees	2,048	2,237	(189)
Gain on dispositions of real estate interests	61	525	(464)
Equity in income of unconsolidated joint ventures, net	2,165	1,183	982
Interest income and other	1,254	1,260	(6)

Total other revenue and other income	5,528	5,205	323

Other Expenses
Real estate related depreciation and amortization	81,669	81,699	(30)
Loss on business combinations	10,156	—	10,156
General and administrative expenses	21,003	15,844	5,159
Income taxes	2,024	891	1,133
Interest expense	40,185	38,471	1,714

Total other expenses	155,037	136,905	18,132

Income from discontinued operations	2,534	23,372	(20,838)
Net (income) loss attributable to noncontrolling interests	2,574	(4,507)	7,081

Net Income (Loss) Attributable to DCT Common Stockholders	$(14,750)	$22,120	$(36,870)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 33, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see “Notes to our Consolidated Financial Statements, Note 11, Segment Information” for additional information.

Rental Revenues

Rental revenues which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, decreased by approximately $1.4 million, or 1%, for the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to the following:

•	a $5.8 million decrease in the rental revenues of our same store properties caused by:

•

a $3.9 million decrease in base rent due to a lower average occupancy rate of 89.1% during the nine months ended September 30, 2009 as compared to 92.5% for the same period in 2008, as well as lower rental rates on new leases,

•

a $1.7 million decrease in revenues from straight-line rent and amortization of above and below market rent intangibles due to early tenant terminations and the expiration of free rent periods on new leases, and

•	a $0.8 million decrease in tenant recovery income also due to a lower average occupancy rate, which was partially offset by

•	a $0.6 million increase in other income due the collection of condemnation proceeds and lease assignment fees;

•

a $3.5 million increase in rental revenues from our non-same store operating properties due to an increase in the number of properties during the nine months ended September 30, 2009 as compared to the same period in 2008; and

•	a $1.3 million increase in fees from tenants that terminated leases early.

The following table illustrates the various components of our rental revenues for the nine months ended September 30, 2009 and 2008 (in thousands):

	For the Nine Months Ended September 30,		$ Change
	2009	2008
Base rent	$141,480	$142,778	$(1,298)
Straight-line rent and amortization of above and below market rent intangibles	677	2,250	(1,573)
Tenant recovery income	35,246	35,696	(450)
Other	2,248	1,566	682
Revenues related to early lease terminations	1,851	597	1,254

Total rental revenues	$181,502	$182,887	$(1,385)

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $3.9 million, or 8%, for the nine months ended September 30, 2009 compared to the same period in 2008, primarily due a $1.9 million increase in bad debt expense related to increased concerns of rent collectability and an increase of $1.3 million in property taxes.

Other Revenue and Other Income

Other revenue and other income increased by approximately $0.3 million for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to a $1.0 million increase in equity in earnings on unconsolidated joint ventures resulting from the SCLA land sale gain (see “Notes to our Consolidated Financial Statements, Note 4, Investments in and Advances to Unconsolidated Joint Ventures” for additional information for additional information) offset by a decrease in equity in earnings from our development joint ventures due to the cessation of capitalization and recognition of depreciation as development activities were completed, and a $0.5 million decrease in gains on dispositions of real estate interests reported in continuing operations.

Other Expenses

Total other expenses increased by approximately $18.1 million for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to

•	a $10.2 million loss resulting from the accounting for our acquisitions of third party equity interests in previously unconsolidated joint ventures,

•

a $5.2 million increase in general and administrative expenses related to severance costs of $2.7 million, as well as higher consulting and legal fees, employee related costs and lower capitalized overhead,

•

a $1.7 million increase in interest expense due to lower capitalized interest amounts, higher deferred loan cost amortization, and lower amortization of discounts on assumed debt as the associated debt was repaid which were partially offset by lower average interest rates and by $1.3 million in realized losses on outstanding hedges during the nine months ended September 30, 2008, and

•	a $1.1 million increase in income taxes related to activity in our taxable REIT subsidiary.

Income from Discontinued Operations

Income from discontinued operations decreased approximately $20.8 million during the nine months ended September 30, 2009 as compared to the same period in 2008 which is primarily due to lower gains on sold properties during the current period. During the nine months ended September 30, 2009, we recorded gains of $1.4 million on the two properties sold. During the nine months ended September 30, 2008, we recorded gains of $21.5 million on the 14 properties sold.

Noncontrolling Interests

Income attributable to noncontrolling interests decreased approximately $7.1 million due to a decrease in earnings, period over period and an increase of 4% in our ownership of the operating partnership. We owned approximately 87% of our operating partnership as of September 30, 2009 which increased when compared to approximately 83% as of September 30, 2008 primarily due to the effect of our public offering in June 2009 (see “Notes to our Consolidated Financial Statements, Note 8, Stockholders Equity” for additional information) and the redemption of OP Units (see “Notes to our Consolidated Financial Statements, Note 7, Noncontrolling Interests” for additional information)

Liquidity and Capital Resources

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

Although the credit markets for the real estate sector continue to be constrained as a result of the liquidity constraints of major lending institutions and other traditional sources of capital and the impact of declining property values, we believe that our sources of capital are adequate to meet our liquidity requirements. We expect these resources will be adequate to fund our operating activities, debt service obligations and equityholder distributions and will be sufficient to fund our ongoing development.

Cash Flows

“Cash and cash equivalents” were $8.8 million as of September 30, 2009, which was a decrease of $10.9 million from our “cash and cash equivalents” balance as of December 31, 2008. Net cash provided by operating activities decreased $24.8 million to $81.6 million during the nine months ended September 30, 2009 from $106.4 million during the same period in 2008 primarily due to a decrease in earnings before gains on real estate dispositions and losses from business combinations, as well as changes in our operating assets and liabilities.

Net cash used in investing activities was $24.5 million during the nine months ended September 30, 2009 compared to $8.4 million during the same period in 2008. This change was primarily due to lower proceeds from the real estate dispositions, partially offset by lower expenditures on acquisitions of real estate, investments in unconsolidated joint ventures, capital expenditures and development activities during the nine months ended September 30, 2009.

Net cash used by financing activities decreased $30.6 million to $68.0 million during the nine months ended September 30, 2009 compared to $98.6 million of cash used in financing activities during the same period in 2008. This change was primarily due to $111.9 million in proceeds from the sale of common stock through our public offering in June 2009, net of offering costs, as well a decrease of $37.6 million in distributions to our common stockholders and unitholders which were partially offset by a $49.6 million increase in mortgage note principal payments.

Common Stock

As of September 30, 2009, approximately 205.9 million shares of common stock were issued and outstanding. On June 5, 2009, we issued 24.0 million shares of common stock in a public offering at a public offering price of $4.25 per share. On June 10, 2009, we issued an additional 3.6 million upon the exercise the underwriters’ over-allotment option which was granted in conjunction with the public offering at the same price per share. We used the net proceeds for general and corporate purposes which included the repayment of debt.

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

Distributions

During the three and nine months ended September 30, 2009, our board of directors declared distributions to stockholders totaling approximately $16.6 million and $52.3 million, respectively, including distributions to OP unitholders. During the same periods of 2008, our board of directors declared distributions to stockholders of approximately $33.4 million and $100.2 million, respectively, including distributions to OP unitholders. Existing cash balances and cash provided by operating activities were used for distributions paid during the nine months ended September 30, 2009.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During October 2009, our board of directors declared a quarterly cash dividend of approximately $16.6 million, payable on January 15, 2010 to stockholders of record as of December 30, 2009.

Outstanding Indebtedness

As of September 30, 2009, our outstanding indebtedness of $1.1 billion consisted of mortgage notes and senior unsecured notes and an unsecured revolving credit facility, and excluded $94.7 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2008, our outstanding indebtedness consisted of mortgage debt, unsecured notes and an unsecured revolving credit facility and totaled approximately $1.2 billion, and excluded $141.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of September 30, 2009, the historical cost of our consolidated properties was approximately $2.9 billion and the historical cost of all properties securing our mortgage debt was approximately $1.2 billion. Our debt has various covenants with which we were in compliance as of September 30, 2009 and December 31, 2008.

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

During the three and nine months ended September 30, 2009, our debt service, including principal and interest, totaled $68.0 million and $102.7 million, respectively. During the three months ended September 30, 2009, we also prepaid $52.1 million of mortgage notes scheduled to mature in January 2010 and received lender commitments to extend $70.0 million of mortgage notes maturing in 2012 for ten years at a fixed rate of 6.11%. Also during the three months ended September 30, 2009, we funded the repayment of approximately $60.7 million of indebtedness associated with our unconsolidated joint ventures, and an additional $5.3 million in October 2009. During the three and nine months ended September 30, 2008, our debt service, including principal and interest, totaled $53.4 million and $215.7 million, respectively.

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of September 30, 2009 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
2009 remaining	$—		$1,655	$—	$1,655
2010	300,000	(1)	6,867	—	306,867
2011	50,000		230,235	—	280,235
2012	—		167,354	—	167,354
2013	175,000		41,147	—	216,147
Thereafter	100,000		63,103	—	163,103

Total	$625,000		$510,361	$—	$1,135,361

(1)	In June 2008, DCT closed a two-year $300 million senior unsecured term loan that can be extended for one year at the Company’s option.

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

As of September 30, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap(1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA

(2)	The counterparty is PNC Bank, NA

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions, which under certain circumstances, may allow us to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. As of September 30, 2009 and December 31, 2008, this facility was undrawn.

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

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2009, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,290,142	$355,723	$500,090	$313,694	$120,635
Operating lease commitments	1,084	498	586	—	—
Ground lease commitments(3)	6,632	209	424	445	5,554
Purchase obligations(4)	5,200	5,200	—	—	—

Total	$1,303,058	$361,630	$501,100	$314,139	$126,189

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

(4)

In total, our estimated construction costs to complete current development projects is approximately $43.4 million none of which is legally committed, and $21.3 million is expected to be funded with existing construction loans. As of September 30, 2009, our pro rata share of our unconsolidated development joint ventures’ total construction loans, including undrawn amounts, was $68.6 million, of which $4.8 million is scheduled to mature by the end of 2009, $27.0 million is scheduled to mature by the end of 2010, $15.5 million is scheduled to mature by the end of 2011 and $21.3 million is scheduled to mature by the end of 2012.

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

Investments in Unconsolidated Joint Ventures

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $33.8 million in construction financing as of September 30, 2009. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above.

As of September 30, 2009, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $94.7 million, which includes the $33.8 million related to construction financing discussed above. During the three months ended September 30, 2009, DCT funded the repayment of approximately $60.7 million of indebtedness associated with our unconsolidated joint ventures, and an additional $5.3 million in October 2009.

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental, non-GAAP measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of operating real estate held for investment purposes and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations under ASC 805-10, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to such other REITs’ FFO and, FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from “Net Income (Loss) Attributable to DCT Common Stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income (Loss) Attributable to DCT Common Stockholders	$(14,583)	$6,240	$(14,750)	$22,120
Adjustments:
Real estate related depreciation and amortization	28,035	26,665	82,478	85,074
Equity in (income) losses of unconsolidated joint ventures, net	400	(457)	(2,165)	(1,183)
Equity in FFO of unconsolidated joint ventures	1,730	1,549	9,459	4,533
Less: Gain on dispositions of real estate interests	(734)	(4,515)	(1,502)	(22,046)
Gain on dispositions of non-depreciated real estate	713	63	826	271
Loss on business combinations	10,156	—	10,156	—
Noncontrolling interest in the operating partnership’s share of the above adjustments	(5,384)	(3,919)	(14,283)	(11,870)
FFO attributable to unitholders	2,933	5,179	11,756	16,484

Funds from operations attributable to common stockholders and unitholders – basic and diluted	$23,266	$30,805	$81,975	$93,383

FFO per common share and unit, basic and diluted	$0.10	$0.15	$0.37	$0.45
FFO weighted average common shares and units outstanding:
Common shares for earnings per share – basic:	204,433	172,685	188,051	170,840
Participating securities	1,648	1,197	1,599	1,118
Units	30,880	34,930	31,484	36,670

FFO weighted average common shares, participating securities and units outstanding – basic:	236,961	208,812	22,134	208,628
Dilutive common stock equivalents	356	11	127	—

FFO weighted average common shares, participating securities and units outstanding – diluted:	237,317	208,823	221,261	208,628

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the nine months ended September 30, 2009 and 2008, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2009 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of outstanding variable rate debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate	Effective Date	Maturity Date
Swap(1)	$100,000	3.233%	6/2008	6/2010
Forward-starting swap(2)	$90,000	5.430%	6/2012	9/2012

(1)	The counterparty is Wells Fargo Bank, NA

(2)	The counterparty is PNC Bank, NA

As of September 30, 2009, derivatives with a negative fair value of $8.5 million were included in “Other liabilities” in our Consolidated Balance Sheets. As of December 31, 2008, derivatives with a negative fair value of $21.5 million were included in “Other liabilities” in our Consolidated Balance Sheets. For the nine months ended September 30, 2008, a loss of $0.2 million was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. No ineffectiveness was recorded during the three months ended September 30, 2009.

The net liabilities associated with these derivatives would increase approximately $0.9 million if the market interest rate of the referenced swap index, which was LIBOR in each case, were to decrease 10 basis points based upon the prevailing market rate as of September 30, 2009.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2009, we had approximately $225.2 million of variable rate debt outstanding indexed to LIBOR rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to increase 10%, our interest expense for the nine months ended September 30, 2009, would have increased by approximately $0.3 million. Additionally, if weighted average interest rates on our fixed rate debt were to change by 1% due to refinancing, interest expense would change by approximately $7.6 million during the nine months ended September 30, 2009.

As of September 30, 2009, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2009, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on March 2, 2009, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

*10.1	Separation Agreement, dated as of September 8, 2009, by and between the Company and James D. Cochran (incorporated by reference to Exhibit 10.1 of the Company’s 8-K which was filed with the SEC on September 8, 2009)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

*	Previously filed.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: November 5, 2009	/s/ Philip L. Hawkins
Philip L. Hawkins Chief Executive Officer

Date: November 5, 2009	/s/ Stuart B. Brown
Stuart B. Brown Chief Financial Officer

EXHIBIT INDEX

a. Exhibits

*10.1	Separation Agreement, dated as of September 8, 2009, by and between the Company and James D. Cochran (incorporated by reference to Exhibit 10.1 of the Company’s 8-K which was filed with the SEC on September 8, 2009)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

*	Previously filed.
+	Filed herewith.