Form 10-K
period 2009-12-31
DCT Industrial Trust Inc.
filed 2010-02-26
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

As of June 30, 2009, the aggregate market value of the 203.8 million shares of voting and non-voting common stock held by non-affiliates of the registrant was $0.8 billion based on the closing sale price of $4.08 as reported on the New York Stock Exchange on June 30, 2009. (For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of February 17, 2010 there were 208,338,376 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held May 6, 2010 are incorporated by reference into Part III of this Annual Report.

DCT INDUSTRIAL TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

The Company

DCT Industrial Trust Inc. and subsidiaries (collectively, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” or “us”) is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (our “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. The Company owns interests in or manages approximately 75.4 million square feet of assets leased to approximately 810 customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners, and has 6.6 million square feet under development.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.dctindustrial.com. The information contained on our website is not incorporated into this Annual Report. Our Common Stock is listed on the New York Stock Exchange under the symbol “DCT”.

Business Overview

Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow for reconfiguration of space. In the future, we intend to continue to focus on properties that exhibit these characteristics in U.S. markets as well as Mexico, where we believe we can achieve favorable returns and leverage our expertise. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties located in major distribution markets, although we expect near term business results to be negatively impacted by the decreased economic activity. In addition, we may recycle our capital by selling assets, contributing assets to joint ventures, funds or other commingled investment vehicles with institutional partners, and reinvesting the capital in select markets.

As of December 31, 2009, we owned interests in, managed, or had under development 450 industrial real estate buildings comprised of approximately 75.4 million square feet. Our portfolio of consolidated operating properties consisted of 375 industrial real estate buildings, including 220 bulk distribution properties, 113 light industrial properties and 42 service center properties. In total, it was comprised of approximately 52.9 million square feet in total and was 87.6% occupied as of December 31, 2009. We also consolidated 15 development properties and four redevelopment properties as of December 31, 2009. In addition, as of December 31, 2009, we had ownership interests ranging from 4% to 20% in unconsolidated institutional capital management joint ventures, or funds, that owned 45 properties comprised of approximately 14.1 million square feet, and investments in other joint ventures owning two unconsolidated operating properties and eight unconsolidated development properties.

During the year ended December 31, 2009, we acquired three development properties comprised of 0.4 million square feet located in Monterrey, Mexico, and two parcels of land comprised of 12.3 acres for a total cost of approximately $13.6 million including acquisition costs.

During the year ended December 31, 2009, we also acquired the third-party equity interests of three of our previously unconsolidated joint ventures such that as of December 31, 2009, we wholly owned each venture with an aggregate gross book value of $60.8 million in real estate assets. In conjunction with these acquisitions, we recorded $10.3 million in losses from business combinations and $60.7 million in consolidated debt which was subsequently repaid in full as of December 31, 2009.

During the year ended December 31, 2009, we sold three operating properties comprised of approximately 0.9 million square feet and two land parcels comprised of approximately 4.3 acres to unrelated third parties for total gross proceeds of approximately $30.7 million, which resulted in a gain of approximately $0.9 million.

As of December 31, 2009, our consolidated portfolio included seven consolidated development projects comprised of 3.2 million square feet and 15 buildings, of which 13 were bulk distribution properties and two were light industrial, located in Dulles, VA, Cincinnati, OH, Memphis, TN, Orlando, FL, Riverside, CA and Monterrey, Mexico. Our unconsolidated portfolio included two unconsolidated development projects, one comprised of 1.9 million square feet and 4 bulk distribution buildings, located in Nashville, TN, Chicago, IL, Stockton, CA, and Savannah, GA and our SCLA joint venture discussed below. As of December 31, 2009, all buildings associated with our consolidated and unconsolidated development projects were shell-complete. For information related to our unconsolidated development joint ventures, see “Notes to Consolidated Financial Statements, Note 4—Investments in and Advances to Unconsolidated Joint Ventures.”

As of December 31, 2009, our consolidated and unconsolidated portfolios included approximately 366 acres of land which we believe can support the development of approximately six million square feet. Not included in the 366 acres is the land associated with the master development rights held by our unconsolidated joint venture, referred to as the SCLA joint venture, of over 4,000 acres. This land is entitled for industrial development, surrounding the Southern California Logistics Airport (“SCLA”) located in the Inland Empire submarket of Southern California. Phase I of this project, representing approximately 356 acres acquired in 2006, is expected to support up to 6.3 million square feet of development. During the year ended December 31, 2009, the SCLA joint venture sold 53.4 acres of land. As of December 31, 2009, the SCLA joint venture had four buildings that were shell-complete comprised of 1.5 million square feet of which 0.3 million square feet were leased, and two operating buildings comprised of 0.5 million square feet which were fully leased. As of December 31, 2009, the SCLA joint venture owned $83.8 million in real estate assets with $58.8 million in debt.

We have a stable, broadly diversified tenant base. As of December 31, 2009, our consolidated operating properties had leases with approximately 720 customers with no single customer accounting for more than 1.9% of the total annualized base rents for these properties. Our 10 largest customers occupy 15.2% of the leased consolidated and unconsolidated operating properties based on occupied square feet and account for 12.6% of the annualized base rent for these properties. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our tenants. Furthermore, we are actively engaged in meeting our tenants’ expansion, consolidation and relocation requirements.

Our primary business objectives are to maximize long-term growth in earnings and Funds From Operations, or FFO (see definition in “Selected Financial Data”), and to maximize the value of our portfolio and the total return to our stockholders.

Our principal executive office is located at 518 Seventeenth Street, Suite 800, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Cincinnati, Ohio; northern New Jersey; Dallas, Texas; and Orlando, Florida. Our website address is www.dctindustrial.com.

Business Strategy

Our primary business objectives are to maximize long-term growth in earnings and FFO, and to maximize the value of our portfolio and the total return to our stockholders. The strategies we intend to execute to achieve these objectives include:

•

Maximizing Cash Flows From Existing Properties.    We intend to maximize the cash flows from our existing properties by active leasing and management, maintaining strong customer relationships, controlling operating expenses and physically maintaining the quality of our properties. Reflecting the decline in economic conditions and real estate markets, operating results for the year ended December 31, 2009, included year end occupancy of 87.6%, tenant retention of 71.5% related to expiring leases and a 1.2% decline in rents on signed leases. Further, cash provided by operating activities decreased to $109.7 million in 2009 from $128.3 million in 2008. Renewing tenants, leasing space and effectively managing expenses are critical in the current market environment and are the day to day focus of our operations team. In response to market conditions, we have increased the number of leasing personnel in our market offices to make sure we are responding to each and every opportunity quickly and successfully while cultivating deeper tenant relationships.

•	Effectively Deploying Capital. We will seek to acquire properties that meet our asset, location and financial criteria at prices and potential returns which we believe are attractive.

•

Managing Our Development Pipeline.    In anticipation of the deteriorating market for industrial space, we ceased entering into new development commitments early in 2008, and have remained focused on leasing the existing pipeline of properties under development. During the year, we signed 1.3 million square feet of leases in our development pipeline.

As markets permit, we will consider developing new buildings where we believe the risk-adjusted returns represent an attractive investment in order to capitalize upon our customer and market relationships. However, given current market conditions, we do not anticipate starting any speculative developments for the foreseeable future.

We continued to make progress at SCLA, our development joint venture located in the Inland Empire market of Southern California, where our joint venture controls the master development rights to more than 4,000 acres of land. During the year ended December 31, 2009, the SCLA joint venture sold 53.4 acres of land. As of December 31, 2009, the venture had four buildings that were shell-complete comprised of 1.5 million square feet of which 0.3 million square feet were leased. As of December 31, 2009, the venture also had two operating buildings comprised of 0.5 million square feet which were fully leased, and owned $83.8 million in total real estate assets with $58.8 million in debt.

•

Recycling Capital.    We intend to selectively dispose of assets in order to maximize total return to our stockholders by redeploying proceeds from asset sales into new acquisition and development opportunities. Important to managing our balance sheet as well as increasing our overall return on assets is the on-going effort to sell non-strategic assets for redeployment into new, higher growth opportunities. During 2009, we sold $30.7 million of assets in five transactions for a gain of $0.9 million. Given our solid balance sheet, strong team of real estate professionals and excellent relationships with investors and brokers, we believe we are well positioned to identify and take advantage of those opportunities.

•

Conservatively Managing Our Balance Sheet.    We plan to maintain financial metrics including leverage and coverage ratios to be consistent with our investment grade peers. This strategy has provided protection from turmoil in the capital markets during the economic downturn and should keep us well positioned to finance acquisition opportunities which may arise. In addition, we believe that a conservatively managed balance sheet provides a competitive long-term cost of capital by lowering borrowing costs over time.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties. Although our business strategy reflects current market conditions, we believe our long-term success is supported through the following competitive strengths:

•

High-Quality Industrial Property Portfolio.    Our portfolio of industrial properties primarily consists of high-quality bulk distribution facilities specifically designed to meet the needs of distribution and supply companies. As of December 31, 2009, approximately 89% of our consolidated operating portfolio based on square footage was comprised of bulk distribution properties while approximately 9% of our portfolio was comprised of light industrial properties. The majority of our properties are specifically designed for use by major distribution users and are readily divisible to meet re-tenanting opportunities. We believe that our concentration of high-quality bulk distribution properties provides us with a competitive advantage in attracting and retaining distribution users and tenants across the markets in which we operate.

•

Experienced and Committed Management Team.    Our executive management team collectively has an average of nearly 19 years commercial real estate experience and an average of over 10 years focused on the industrial real estate sector. Additionally, our executive management team has extensive public company operating experience with all of our senior executives having held senior positions at publicly-traded REITs for an average of over 10 years.

•

Strong Operating Platform.    We have a team of 46 experienced transaction and property management professionals working in seven market offices to effectively maximize market opportunities through leveraging local expertise, presence and relationships. We believe successfully meeting the needs of our customers and anticipating and responding to market opportunities will result in achieving superior returns from our properties.

•

Proven Acquisition and Disposition Capabilities.    Beginning with our first acquisition in June 2003, we have completed approximately $3.4 billion in industrial real estate acquisitions as of December 31, 2009. Excluding our three major portfolio acquisitions that were each in excess of $200 million, our average acquisition transaction cost was approximately $21.2 million demonstrating our ability to access a pipeline of smaller acquisitions. Further, consistent with our capital recycling strategy, we have disposed of a cumulative $811.9 million of real estate investments since inception. Our ability to source and sell real estate is driven by the experience of our transaction personnel and our extensive network of industry relationships within the brokerage, development and investor communities.

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

•

Strong Industry Relationships.    We believe that our extensive network of industry relationships with the brokerage, development and investor communities will allow us to execute successfully our acquisition and development growth strategies and our institutional capital management strategy. These relationships augment our ability to source acquisitions in off-market transactions outside of competitive marketing processes, capitalize on development opportunities and capture repeat business and transaction activity. Our strong relationships with the tenant and leasing brokerage communities aids in attracting and retaining tenants.

•

Capital Structure.    Our capital structure and business plan provides us with sufficient financial capacity to fund future growth. As of December 31, 2009 we had $300.0 million available under our senior unsecured revolving credit facility and 236 of our operating properties with a gross book value of $1.7 billion were unencumbered.

Operating Segments

We consider each operating property to be an individual operating segment that has similar economic characteristics with all of our other operating properties. Our operating segments are aggregated into reportable segments based upon the property type: bulk distribution; and light industrial and other. See additional information in Item 2. Properties and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Notes to Consolidated Financial Statements, Note 15—Segment Information.”

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

As of December 31, 2009, we had 87 full-time employees.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO RECENT ECONOMIC CONDITIONS

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by market and economic challenges, including the current global economic credit environment, which may result from a continued or exacerbated general economic slow down experienced by the nation as a whole or by the local economies where our properties are located, or by the real estate industry, including the following:

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

Domestic and international financial markets continue to experience significant dislocations. These dislocations have impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this dislocation in the credit markets persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Also, if the value of our properties decline we may we may be unable to refinance all of our debt as it matures. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

The failure of any banking institution in which we deposit our funds, any lender under any of our lines of credit or any counterparty to our derivative financial instruments could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Currently, the Federal Deposit Insurance Corporation, or FDIC, generally, only insures amounts up to $250,000 per depositor per insured bank, which amount is scheduled to be reduced to $100,000 after December 31, 2013. The FDIC does provide full deposit insurance coverage for non-interest bearing transaction accounts with participating institutions, regardless of dollar amount, through June 30, 2010, but we generally do not hold our cash and cash equivalents in such accounts. We currently have and expect to continue to have cash and cash equivalents deposited in certain banking institutions in excess of federally insured levels. Currently, our cash and cash equivalents are deposited primarily with US Bank and AAA-rated money market accounts, and we may deposit funds in other banking institutions in the future. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over the then current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

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

We depend on key personnel.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our management group, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any member of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel.

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

As a REIT, we must meet certain annual distribution requirements. Consequently, we are largely dependent on external capital to fund our development and acquisition activities. Further, in order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Alternatively, under recent IRS guidance that is effective through 2011, we may elect to distribute taxable dividends that are up to 90% payable in the form of our commons stock (with the remainder payable in cash). In this event, shareholders will be required to include the full amount of the dividends in income, and shareholder’s tax liability could exceed the cash portion of their dividend. Additionally, our ability to access capital is dependent upon a number of factors, including general market conditions and competition from other real estate companies. To the extent that capital is not available to acquire or develop properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

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

•	the imposition of income and other taxes in those jurisdictions and changes in real estate and other tax rates and other operating expenses in particular countries;

•	general political and economic instability;

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States; and

•	more stringent environmental laws or changes in such laws, or environmental consequences of less stringent environmental management practices in foreign countries relative to the United States.

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

As of December 31, 2009, we owned 88% of the units of limited partnership interest in our operating partnership, or OP Units, certain unaffiliated limited partners owned 9% of the OP Units and certain of our officers and directors, owned the remaining 3% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

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

Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted by the potential for the imposition of the 100% “prohibited transactions” tax on gains from certain dispositions of property by REIT’s, unless a safe harbor exception applies. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our common stock.

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

The terms of our senior credit facility and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2009, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

We operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that we will qualify as a REIT for any particular year. If we were to fail to qualify as a REIT in any taxable year for which a REIT election has been made, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates unless certain relief provision apply. As a consequence, we would not be compelled to make distributions under the Code. Moreover, unless we were to obtain relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of the additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT but may be required to pay a penalty tax, which could be substantial.

To qualify as a REIT, we must meet annual distribution requirements.

To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We may distribute taxable dividends that are payable in our stock. Under the Internal Revenue Service, or IRS, Revenue Procedure 2009-12, up to 90% of any such taxable dividend for taxable years ending on or before December 31, 2011 could be payable in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the shares of common stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our common stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. We will be subject to federal income tax on our undistributed taxable income and net capital gain. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis or partially pay dividends in shares of our commons stock to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations.

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

Tax legislation enacted in 2003 and 2006 generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. It is not yet clear whether the reduced rate will be extended beyond 2010 and if so, at what rate.

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

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes in various circumstances. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to distribute all of our income in any given year, which would result in corporate level taxes, and we may not make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to U.S. state and local and non-U.S. taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In addition, any net taxable income earned directly by any of our taxable REIT subsidiaries, which we refer to as TRS’s, will be subject to federal and state corporate income tax. In addition, we may be subject to federal or state taxes in other various circumstances. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

From time to time, we may transfer or otherwise dispose of some of our properties, including the contribution of properties to our joint venture funds or other commingled investment vehicles. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax, unless a safe harbor exception applies. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property or our contributions of properties into our joint venture funds, or commingled investment vehicles, are properly treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or disposals of properties by us or contributions of properties into our joint venture funds are prohibited transactions if they do not meet the safe harbor requirements. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a real estate investment trust for federal income tax purposes.

Foreign investors may be subject to Foreign Investment Real Property Tax Act, or FIRPTA, tax on certain distributions and on sale of common stock if we are unable to qualify as a “domestically controlled” REIT or if our stock is not considered to be regularly traded on an established securities market.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a person’s sale of stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. holder held 5% or less of our outstanding stock of that class at all times during a specified testing period. If we were to fail to so qualify as a domestically controlled qualified investment entity, and our common stock were to fail to be “regularly traded,” gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity. Additionally, any distributions we make to our non-U.S. shareholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholdings, unless the recipient non-U.S. shareholder has not owned more than 5% of our common stock at any time during the year preceding the distribution.

Congress has introduced legislation that, if enacted, could cause our operating partnership to be taxable as a corporation for U.S. federal income tax purposes under the publicly traded partnership rules.

Congress is considering legislative proposals to treat all or part of certain income allocated to a partner by a partnership in respect of certain services provided to or for the benefit of the partnership (“carried interest revenue”) as ordinary income for U.S. federal income tax purposes. While the current legislative proposal would not adversely affect the character of the income for purposes of the REIT qualification tests, it is not clear what form any such final legislation would take. While the current proposed legislation purports to treat carried interest revenue as qualifying income of certain operating partnerships of publicly-traded REITs for purposes of the “qualifying income” exception to the publicly-traded partnership rules, our operating partnership may not qualify under this exception in the proposed legislation. As a result, the proposed legislation, if enacted, could cause our operating partnership to be taxable as a corporation for U.S. federal income tax purposes if it is a publicly-traded partnership and the amount of any such carried interest revenue plus any other non-qualifying income earned by our operating partnership exceeds 10% of its gross income in any taxable year.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Geographic Distribution

The following table describes the geographic diversification of our consolidated properties as of December 31, 2009.

Markets	Number of Buildings	Percentage Owned (1)	Square Feet	Occupancy Percentage (2)	Annualized Base Rent (3)	Percentage of Total Annualized Base Rent
			(in thousands)		(in thousands)
Operating Properties:
Atlanta	52	100.0%	6,710	81.1%	$18,432	10.0%
Baltimore/ Washington D.C.	12	100.0%	1,446	89.0%	6,811	3.7%
Central Pennsylvania	8	100.0%	1,453	78.4%	4,574	2.5%
Charlotte	10	100.0%	1,006	82.4%	3,182	1.7%
Chicago	15	100.0%	2,867	77.4%	7,856	4.3%
Cincinnati	34	100.0%	3,729	84.4%	11,598	6.3%
Columbus	14	100.0%	4,301	85.7%	11,428	6.2%
Dallas (4)	46	100.0%	4,288	88.7%	14,442	7.8%
Denver	1	100.0%	160	90.3%	831	0.5%
Houston	40	100.0%	2,911	91.6%	13,831	7.5%
Indianapolis	7	100.0%	2,299	93.1%	6,000	3.3%
Kansas City	1	100.0%	225	100.0%	1,009	0.5%
Louisville	4	100.0%	1,330	100.0%	4,426	2.4%
Memphis	10	100.0%	4,333	99.6%	12,287	6.7%
Mexico	11	100.0%	1,163	86.7%	4,816	2.6%
Miami	6	100.0%	727	69.0%	4,977	2.7%
Minneapolis	3	100.0%	356	100.0%	1,741	0.9%
Nashville	5	100.0%	2,826	95.6%	7,723	4.2%
New Jersey	9	100.0%	1,051	69.9%	4,410	2.4%
Northern California	25	100.0%	2,563	87.2%	13,483	7.3%
Orlando	12	100.0%	1,064	89.3%	4,554	2.5%
Phoenix	14	100.0%	1,632	79.4%	5,875	3.2%
San Antonio	15	100.0%	1,349	91.0%	4,414	2.4%
Seattle	7	100.0%	1,115	94.7%	5,281	2.9%
Southern California	14	100.0%	2,006	94.1%	10,064	5.5%

Total/Weighted Average—Operating Properties (5)	375	100.0%	52,910	87.6%	184,045	100.0%
Consolidated Redevelopment Properties	4	100.0%	781	13.9%	502	N/A
Consolidated Development Properties	15	99.2%	3,156	18.3%	2,522	N/A

Total/Weighted Average—Consolidated Properties	394	100.0%	56,847	82.7%	$187,069	N/A

(1)	Weighted average ownership is based on square feet.
(2)	Based on leases commenced as of December 31, 2009.
(3)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2009, multiplied by 12.
(4)	Three of our buildings in this market totaling approximately 1.6 million square feet are subject to ground leases.

(footnotes continue on following page)

(footnotes to previous page)

(5)

Occasionally our leases contain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. The following chart summarizes such rights related to our consolidated operating properties as of December 31, 2009.

	Number of Leases	Square Feet	Annualized Base Rent
		(in thousands)	(in thousands)
Fixed Price Purchase Options	2	1,210	$3,759
Fair Market Value Options	7	637	$3,324
Right of First Refusal Options	4	396	$1,204

The following table describes the geographic diversification of our investments in unconsolidated properties as of December 31, 2009.

Markets	Number of Buildings	Percentage Owned (1)	Square Feet	Occupancy Percentage	Annualized Base Rent	Percentage of Total Annualized Base Rent
			(in thousands)		(in thousands)
Operating Properties:
Southern California—SCLA (2)	2	50.0%	463	100.0%	$1,576	100.0%

Total/Weighted Average	2	50.0%	463	100.0%	$1,576	100.0%

Operating Properties in Funds:
Atlanta	2	17.2%	703	100.0%	$1,970	4.1%
Central Pennsylvania	4	8.6%	1,210	96.7%	4,827	10.1%
Charlotte	1	4.4%	472	100.0%	1,509	3.1%
Chicago	4	18.1%	1,525	95.9%	5,725	12.0%
Cincinnati	5	11.9%	1,847	100.0%	6,157	12.9%
Columbus	2	6.3%	451	100.0%	1,560	3.3%
Dallas	4	16.8%	1,726	77.7%	4,365	9.1%
Denver	5	20.0%	773	91.8%	3,301	6.9%
Indianapolis	1	11.4%	475	100.0%	1,808	3.8%
Kansas City	1	11.4%	180	100.0%	728	1.5%
Louisville	5	10.0%	900	85.2%	2,473	5.2%
Memphis	1	20.0%	1,039	74.1%	2,241	4.7%
Minneapolis	3	4.4%	472	100.0%	2,290	4.8%
Nashville	2	20.0%	1,020	100.0%	3,757	7.8%
New Jersey	2	10.7%	216	86.7%	835	1.7%
Northern California	1	4.4%	396	100.0%	1,711	3.6%
Orlando	2	20.0%	696	82.7%	2,573	5.4%

Total/Weighted Average—Fund Operating Properties	45	14.1%	14,101	92.2%	$47,830	100.0%

Unconsolidated Development Properties:
Total/Weighted Average	8	50.0%	3,452	N/A	N/A	N/A

Total/Weighted Average—Unconsolidated Properties	55	21.9%	18,016	N/A	N/A	N/A

(1)	Percentage owned is based on equity ownership weighted by square feet, if applicable.
(2)	Although we contributed 100% of the initial cash equity capital required by the SCLA joint venture, our partners retain certain participation rights in the venture’s available cash flows.

Property Types

The following table reflects our consolidated portfolio by property type, in terms of square footage, as of December 31, 2009 (square feet in thousands).

	Bulk Distribution			Light Industrial			Service Center			Total Portfolio
	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)
Total/Weighted Average—Operating Properties	220	45,048	88.1%	113	6,377	85.9%	42	1,485	79.4%	375	52,910	87.6%
Properties Under Redevelopment	2	578	11.2%	2	203	21.3%	N/A	N/A	N/A	4	781	13.9%
Properties Under Development	13	3,030	19.1%	2	126	0.0%	N/A	N/A	N/A	15	3,156	18.3%

Total/Weighted Average	235	48,656	82.9%	117	6,706	82.3%	42	1,485	79.4%	394	56,847	82.7%

(1)	Occupancy percentage is based on leases commenced as of December 31, 2009.

Lease Expirations

Our industrial properties are typically leased to tenants for terms ranging from three to 10 years with a weighted average remaining term of approximately 3.2 years as of December 31, 2009. Following is a schedule of expiring leases for our consolidated operating properties by square feet and by annual minimum rents as of December 31, 2009 and assuming no exercise of lease renewal options.

	Square Feet Related to Expiring Leases (in thousands)	Annualized Minimum Rents of Expiring Leases (1) (in thousands)	Percentage of Total Annualized Base Rent
2010 (2)	11,197	$45,284	22.5%
2011	7,777	33,201	16.6%
2012	6,765	30,233	15.1%
2013	6,472	29,049	14.5%
2014	6,233	26,491	13.2%
Thereafter	7,884	36,263	18.1%

	46,328	$200,521	100.0%

Vacant	6,582

Total consolidated operating properties	52,910

(1)	Includes contractual rent increases.
(2)	Includes leases that are on month-to-month terms.

Customer Diversification

As of December 31, 2009, there were no customers that occupied more that 1.9% of our consolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following table reflects our 10 largest customers, based on annualized base rent as of December 31, 2009, that occupy a combined 7.1 million square feet of our consolidated operating and development properties.

Customer	Percentage of Annualized Base Rent
CEVA Logistics	1.9%
Bridgestone/Firestone	1.4%
Technicolor	1.4%
United Parcel Service (UPS)	1.3%
Deutsche Post World Net (DHL & Exel)	1.3%
United Stationers Supply Company	1.2%
Crayola, LLC	1.1%
The Glidden Company	1.1%
Pitney Bowes, Inc.	1.0%
Toys “R” Us, Inc.	0.9%

Industry Diversification

The table below illustrates the diversification of our consolidated operating portfolio by the industry classifications of our tenants as of December 31, 2009, (dollar amounts in thousands).

	Number of Leases	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent	Occupied Square Feet (in thousands)	Percentage of Total Occupied Square Feet
Manufacturing	224	$57,581	31.3%	14,843	32.0%
Wholesale Trade	236	44,592	24.2%	11,309	24.4%
Transportation and Warehousing	104	24,013	13.1%	6,828	14.7%
Retail Trade	87	21,102	11.5%	5,461	11.8%
Administrative Support and Waste Management Services	42	7,918	4.3%	1,604	3.5%
Professional, Scientific and Technical Services	41	7,386	4.0%	1,227	2.7%
Media and Information	18	6,435	3.5%	1,571	3.4%
Construction	35	3,020	1.6%	746	1.6%
Rental Companies	15	2,015	1.1%	564	1.2%
Public Administration	11	2,012	1.1%	314	0.7%
Other	77	7,971	4.3%	1,861	4.0%

Total	890	$184,045	100.0%	46,328	100.0%

(1)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2009, multiplied by 12.

Indebtedness

As of December 31, 2009, 139 of our 375 consolidated operating properties and two redevelopment properties, with a combined gross book value of $1.1 billion were encumbered by mortgage indebtedness totaling $508.6 million (excluding net premiums), having a weighted average interest rate of 5.15%. See “Notes to Consolidated Financial Statements, Note 5—Outstanding Indebtedness” and the accompanying Schedule III beginning on page F-23 for additional information.

ITEM 3.	LEGAL PROCEEDINGS

See the information under the caption “Legal Matters” in “Notes to Consolidated Financial Statements, Note 7—Commitments and Contingencies.” for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed the New York Stock Exchange, or the NYSE, under the symbol “DCT”. The following table illustrates the high and low sales prices during periods presented.

Quarter ended in 2009:	High	Low
December 31,	$5.60	$3.95
September 30,	$5.80	$3.58
June 30,	$5.10	$3.00
March 31,	$5.01	$2.42

Quarter ended in 2008:	High	Low
December 31,	$7.66	$2.49
September 30,	$9.00	$6.35
June 30,	$10.55	$8.25
March 31,	$10.20	$7.99

On February 17, 2010 the closing price of our Common Stock was $4.78 share, as reported on the NYSE and there were 208,338,376 shares of Common Stock outstanding, held by approximately 2,966 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

Distribution Policy

We intend to continue to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law requires that a REIT distribute with respect to each year at least 90% of its annual REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will not be required to make distributions with respect to income derived from the activities conducted through our taxable REIT subsidiaries that is not distributed to us. To the extent our taxable REIT subsidiaries’ income is not distributed and is instead reinvested in the operations of these entities, the value of our equity interest in our taxable REIT subsidiaries will increase. The aggregate value of the securities that we hold in our taxable REIT subsidiaries may not exceed 25% (20% for taxable years beginning before July 30, 2008) of the total value of our gross assets. Distributions from our taxable REIT subsidiaries to us will qualify for the 95% gross income test but will not qualify for the 75% gross income test.

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

We anticipate that, for U.S. federal income tax purposes, distributions (including certain part cash, part stock distributions) generally will be taxable to our stockholders as ordinary income, although some portion of our distributions may constitute qualified dividend income, capital gains or a return of capital.

The following table sets forth the distributions that have been declared by our board of directors on our Common Stock during the fiscal years ended December 31, 2009 and 2008.

Amount Declared During Quarter Ended in 2009:	Per Share	Date Paid
December 31,	$0.07	January 15, 2010
September 30,	0.07	October 16, 2009
June 30,	0.08	July 17, 2009
March 31,	0.08	April 17, 2009

Total 2009	$0.30

Amount Declared During Quarter Ended in 2008:	Per Share	Date Paid
December 31,	$0.08	January 16, 2009
September 30,	0.16	October 17, 2008
June 30,	0.16	July 18, 2008
March 31,	0.16	April 18, 2008

Total 2008	$0.56

Performance Graph

The graph below shows a comparison of cumulative total stockholder returns for DCT Industrial Trust Inc. Common Stock with the cumulative total return on the Standard and Poor’s 500 Index, the MSCI US REIT Index and the FTSE NAREIT Equity Industrial Index. The MSCI US REIT Index represents performance of publicly traded REITS while the FTSE NAREIT Equity Industrial Index represents only the performance of our peers, publicly traded industrial REITS. Stockholders’ returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	December 13,	December 29,	December 31,	December 31,	December 31,
	2006	2006	2007	2008	2009
DCT	$100.00	$96.86	$81.09	$47.48	50.43
FTSE NAREIT EQUITY INDUSTRIAL	$100.00	$96.90	$97.27	$31.64	35.49
S&P 500	$100.00	$100.44	$105.96	$66.76	84.42
MSCI US REIT (RMS)	$100.00	$99.58	$82.84	$51.38	66.08

Note:	The graph covers the period from December 13, 2006 to December 31, 2009 and assumes that $100 was invested in DCT Industrial Trust Common Stock and in each index on December 13, 2006 and that all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. Certain amounts presented for the periods ended December 31, 2008, 2007, 2006 and 2005 have been reclassified to conform to the 2009 presentation which includes the required retrospective impact of new accounting standards adopted as of January 1, 2009. The financial data in the table should be read in conjunction with, “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 7. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands, except per share data)
Operating Data:
Rental revenues	$241,305	$245,618	$242,945	$207,019	$113,297
Total revenues	$244,006	$248,542	$245,816	$208,275	$113,297
Rental expenses and real estate taxes	$(67,625)	$(64,224)	$(59,970)	$(47,690)	$(25,813)
Total operating expenses	$(207,290)	$(206,076)	$(188,661)	$(171,185)	$(102,959)
Loss on contract termination and related Internalization (1) expenses	$—	$—	$—	$(173,248)	$—
Income (loss) from continuing operations	$(23,931)	$(12,564)	$454	$(175,699)	$(14,423)
Income from discontinued operations	$2,217	$23,501	$16,126	$8,565	$1,937
Gain on dispositions of real estate interests	$5	$504	$30,748	$9,409	$—
Net income (loss) attributable to DCT common stockholders	$(18,585)	$9,486	$40,112	$(158,973)	$(11,960)

Per Share Data:
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.06)	$0.00	$(1.17)	$(0.14)
Income from discontinued operations	0.01	0.11	0.08	0.05	0.02
Gain on dispositions of real estate interests	0.00	0.00	0.16	0.06	—

Net income (loss) attributable to DCT common stockholders	$(0.10)	$0.05	$0.24	$(1.06)	$(0.12)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.06)	$0.00	$(1.17)	$(0.14)
Income from discontinued operations	0.01	0.11	0.08	0.05	0.02
Gain on dispositions of real estate interests	0.00	0.00	0.16	0.06	—

Net income (loss) attributable to DCT common stockholders	$(0.10)	$0.05	$0.24	$(1.06)	$(0.12)

Weighted average shares outstanding, basic (in thousands)	192,900	171,695	168,358	150,320	97,333
Weighted average shares outstanding, diluted (in thousands)	192,900	171,695	168,359	150,320	97,333

Amounts Attributable to DCT Common Stockholders:
Income (loss) from continuing operations attributable to DCT common stockholders	$(20,502)	$(10,340)	$577	$(175,699)	$(13,926)
Income (loss) from continuing operations attributable to DCT common stockholders	1,913	19,415	13,597	7,665	1,966
Gain on dispositions of real estate interests attributable to DCT common stockholders	4	411	25,938	9,061	—

Net income (loss) attributable to DCT common stockholders	$(18,585)	$9,486	$40,112	$(158,973)	$(11,960)

Common Share Distributions:
Common share cash distributions, declared	$59,364	$96,223	$107,618	$98,145	$62,292
Common share cash distributions, declared per share	$0.300	$0.560	$0.640	$0.639	$0.640

(footnotes on page 38)

	As of, and For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollar amounts in thousands)
Balance Sheet Data:
Net investment in real estate	$2,576,410	$2,605,909	$2,674,965	$2,707,650	$1,904,411
Total assets	$2,664,292	$2,703,843	$2,778,992	$2,848,224	$2,057,695
Mortgage notes	$511,715	$574,634	$649,568	$641,081	$642,242
Total liabilities	$1,220,659	$1,302,343	$1,266,538	$1,394,407	$869,307

Cash Flow Data:
Net cash provided by operating activities	$109,749	$128,349	$116,949	$91,714	$66,295
Net cash used in investing activities	$(17,673)	$(42,317)	$(3,670)	$(968,761)	$(750,877)
Net cash provided by (used in) financing activities	$(92,637)	$(96,832)	$(106,108)	$805,439	$755,980

Funds From Operations (2):
Net income (loss) attributable to DCT Common Stockholders	$(18,585)	$9,486	$40,112	$(158,973)	$(11,960)

Adjustments:
Real estate related depreciation and amortization	111,250	119,604	115,465	111,792	72,206
Equity in (income) losses of unconsolidated joint ventures, net	(2,698)	(2,267)	(433)	289	—
Equity in FFO of unconsolidated joint ventures	11,807	6,806	2,742	545	—
(Gain) on dispositions of real estate interests	(1,354)	(21,991)	(42,873)	(14,596)	—
Gain on dispositions of non-depreciable assets	783	219	15,135	4,244	—
Loss on business combinations	10,325	—	—	—	—
Noncontrolling interest in the operating partnership’s share of the above adjustments	(17,907)	(17,664)	(14,711)	(5,561)	(1,939)
FFO attributable to unitholders	14,881	19,795	22,180	—	262

Funds from operations attributable to common stockholders and unitholders—basic and diluted	$108,502	$113,988	$137,617	$(62,260)	$58,569

FFO per common share and unit, basic and diluted	$0.48	$0.55	$0.68	$(0.39)	$0.60

Adjustments for impairment, severance and Internalization expenses:
Impairment losses	$981	$10,746	$—	$—	$—
Severance costs	2,966	—	—	—	—
Loss on contract termination and related Internalization expenses	—	—	—	173,248	—

FFO excluding impairment, severance and Internalization expenses (3)::	$112,449	$124,734	$137,617	$110,988	$58,569

FFO as adjusted, per common share and unit, basic and diluted (3)::	$0.50	$0.60	$0.68	$0.70	$0.60

FFO weighted average common shares and units outstanding:
Common shares	192,900	171,695	168,358	150,320	37,908
Participating securities	1,535	1,106	688	94	—
Units	30,660	35,868	32,496	7,777	20

FFO weighted average common shares and units outstanding—basic:	225,095	208,669	201,542	158,191	37,928
Dilutive common stock equivalents	189	3	1	—	—

FFO weighted average common shares and units outstanding—diluted:	225,284	208,672	201,543	158,191	37,928

Consolidated, operating square feet (in thousands)	52,910	51,209	50,364	52,885	37,503
Consolidated operating buildings	375	370	364	358	246

(footnotes on page 38)

The following table is a reconciliation of our property net operating income, or NOI, to our reported “Income (Loss) From Continuing Operations” for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Property NOI (4)	$173,680	$181,394	$182,975	$159,329	$87,484
Institutional capital management and other fees	2,701	2,924	2,871	1,256	—
Real estate related depreciation and amortization	(110,441)	(115,739)	(109,144)	(102,208)	(65,451)
General and administrative expenses	(29,224)	(21,799)	(19,547)	(7,861)	(2,794)
Asset management fees, related party	—	—	—	(13,426)	(8,901)
Equity in income (losses) of unconsolidated joint ventures, net	2,698	2,267	433	(289)	—
Loss on business combinations	(10,325)	—	—	—	—
Impairment losses	(300)	(9,047)	—	—	—
Loss on contract termination and other Internalization expenses	—	—	—	(173,248)	—
Interest expense	(52,792)	(52,997)	(60,341)	(65,868)	(27,744)
Interest income and other	1,918	1,257	4,666	5,361	3,193
Income and other taxes	(1,846)	(824)	(1,459)	(1,392)	(210)

Income (loss) from continuing operations	$(23,931)	$(12,564)	$454	$(198,346)	$(14,423)

(1)

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

(2)

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental, non-GAAP measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of operating real estate held for investment purposes and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the GAAP guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to such other REITs’ FFO and, FFO should be considered only as a supplement to net income as a measure of our performance.

(3)

We believe that FFO excluding severance and impairment losses is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results without taking into account the non-routine and unrelated severance charges and impairment losses relating to the decrease in value of certain real estate assets and investments in unconsolidated joint ventures that we incurred during 2009 and 2008 primarily in connection with the current economic slow-down in the United States. Additionally, we believe that FFO excluding the loss on contract termination and related Internalization expenses is useful supplemental information regarding our operating performance as it allows investors to more easily compare our operating results without taking into account the significant charge that we incurred in the fourth quarter of 2006 in connection with the Internalization of our management.

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of December 31, 2009, the Company owned interests in, managed or had under development approximately 75.4 million square feet of assets leased to approximately 810 customers, including 14.6 million square feet managed on behalf of three institutional capital management joint venture partners, and had 6.6 million square feet in the development pipeline. Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 88% of the outstanding equity interests of our operating partnership as of December 31, 2009. We acquired our first property in June 2003 and our portfolio consists of 375 consolidated operating properties as of December 31, 2009.

Our primary business objectives are to maximize long-term growth in earnings and Funds From Operations, or FFO, as defined on page 38, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing operating and development properties;

•	deploy capital into high quality acquisitions which meet our asset, location and financial critera; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting in higher return opportunities.

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

We believe near-term operating income from our existing properties will continue to decrease as the decline in demand for warehouse space together with historically high levels of available competitive space result in lower rents and higher vacancy levels. The slowing economy has impacted or may impact our performance in several ways including: negative rent growth on signed leases, fewer lease renewals, decreased leasing of existing vacancies, and an increase in early terminations, bankruptcies and requests for rent relief from our customers. The weak economic conditions have caused a higher level of bankruptcies nationally, reducing the demand for warehouse space and resulting in decreased occupancy and lower rental rates. Further, the decline in market values of real estate assets could result in additional impairment losses compared to prior years and less attractive pricing for any assets that we do sell.

The stabilization of the U.S. economy, including positive growth in Gross Domestic Product in each of the last two quarters of 2009, is expected to contribute to an improvement in industrial real estate fundamentals by mid-2010. While rental rates and occupancy rates are at historic lows, we believe that market fundamentals will begin to recover in 2010 from the rapid deterioration that occurred in 2008 and 2009 though the recovery is likely to be slow and modest.

Although the credit markets for the real estate sector continue to be constrained due to the impact of declining property values over the past two years, the availability of equity and debt capital for well capitalized real estate companies has dramatically improved from the depths of the liquidity crisis in late 2008 and early 2009. We believe that our sources of capital are adequate to meet our liquidity requirements. We have no major debt maturities until June 2010 when a $300.0 million senior unsecured term loan comes due which can be extended at our option for one year so that we would not have any significant debt maturities until 2011. Additionally, as of December 31, 2009, we had $300.0 million available under our unsecured credit facility, which matures in December 2010. These capital resources may be utilized in part to finance costs of leasing and maintaining our properties as discussed in “Liquidity and Capital Resources” as well as to pay down existing debt, fund equityholder distributions, and finance acquisitions. While we maintain hedges to manage a portion of our interest rate risk (for further discussion on our hedges, see “Notes to Consolidated Financial Statements, Note 6 – Financial Instruments and Hedging Activities”), future debt refinancing will likely be at higher interest rates than existing rates on our borrowings due to the current market conditions.

The principal risks to our business plan include:

•	the challenges that we may face as a result of the current economic slow-down, including decreased demand for warehouse space, tenant bankruptcies, declining real estate values and other challenges;

•	our ability to lease space to customers at rates which provide acceptable returns and credit risks;

•	our ability to sell assets at prices we find acceptable which generates funding for our business plan;

•	our ability to finance our on-going capital needs, refinance future maturities and the related costs;

•	our ability to acquire properties that meet our quantitative and qualitative investment criteria; and

•	our ability to retain and attract talented people.

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

Significant Transactions During 2009

Summary of the year ended December 31, 2009

The following further describes certain significant transactions that occurred during the year ended December 31, 2009.

•	Public Offering

In June 2009, we issued 27.6 million shares of common stock in a public offering at a public offering price of $4.25 per share. The total net proceeds of this public offering were $111.4 million.

•	Debt Repayment

In September 2009, we repaid approximately $52.1 million of fixed rate mortgage notes scheduled to mature on January 1, 2010. In January 2010, we repaid $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of $70.0 million was refinanced at a fixed rate of 6.11% and a new maturity of 2020 and a release of mortgages on 5 properties. In February 2010, we repaid $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of $53.0 million was refinanced at a fixed rate of 6.17% and a new maturity of 2019 and a release of mortgages on 11 properties. The debt repayments were funded using cash provided from our public offering in June 2009, borrowings under our credit facility and cash provided from operations.

•	Major Activities with Development Joint Ventures

In February 2009, the SCLA venture sold 53.4 acres of land. We entered into the SCLA venture with Stirling Airports International, LLC, to be the master developer of over 4,000 acres in Victorville, California in 2006. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport, or SCLA. For further discussion on the SCLA joint venture, see “Notes to Consolidated Financial Statements, Note 4 – Investments in and Advances to Unconsolidated Joint Ventures.”

During the year ended 2009, we acquired the third-party equity interests of three of our previously unconsolidated joint ventures, such that as of December 31, 2009, we wholly owned each venture. Two of these acquisitions were treated as business combinations and the net assets of each venture were recorded on our Consolidated Balance Sheets at their acquisition date fair values. As a result of this accounting we recorded an aggregate loss of $10.3 million on these transactions. For further discussion on these transactions, see “Notes to Consolidated Financial Statements, Note 4 – Investments in and Advances to Unconsolidated Joint Ventures.” In conjunction with these transactions, we funded the repayment of approximately $60.7 million of indebtedness associated with these ventures.

•	Acquisition Activity

During the year ended December 31, 2009, we acquired three development properties located in Monterrey, Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $13.0 million, which includes acquisition costs. In addition, we acquired two parcels of land comprised of approximately 12.3 acres for an aggregate cost of approximately $0.6 million, also including acquisitions costs which represent land available for expansion adjacent to existing properties. All of these properties were acquisitions of assets from unrelated third parties using existing cash balances.

•	Disposition Activity

During the year ended December 31, 2009, we sold three operating properties comprised of approximately 0.9 million square feet and two land parcels comprised of approximately 4.3 acres to unrelated third parties for total gross proceeds of approximately $30.7 million, which resulted in a gain of approximately $0.9 million.

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

Principles of Consolidation

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control and variable interest entities, or VIE’s, in which we have determined that we are the primary beneficiary are included in our Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. We use the equity method of accounting for all other joint ventures and include our share of earnings of these joint ventures in our consolidated net income.

Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our Consolidated Financial Statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investments in properties. Costs associated with our development projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and leasing costs if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our development projects based on time spent on the development activities. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current weighted average borrowing rates. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

We also capitalize interest on our investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence at our current weighted average borrowing rates.

Fair Value

In September 2006, the Financial Accounting Standards Board, or FASB, issued guidance related to accounting for fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market.

While this guidance does not impose any new fair value requirements, it provides guidance on how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements and emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, our fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

Currently, we use interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. Prior to January 1, 2009, we classified all derivatives in Level 2 of the fair value hierarchy. During the period beginning January 1, 2009 and ending December 31, 2009, credit spreads used in the calculation of the credit valuation adjustment increased such that the credit valuation adjustment was determined to be significant to the overall fair value of its derivative positions thereby changing the classification from Level 2 to Level 3.

Effective January 1, 2008, we adopted this guidance with respect to our financial assets and liabilities without a material impact on our Consolidated Financial Statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities recognized on a nonrecurring basis were also subject to this guidance related to accounting for fair value measurements. We adopted these additional provisions without a material impact on our Consolidated Financial Statements.

Investment in Properties

We record the assets, liabilities and noncontrolling interests associated with property acquisitions which qualify as business combinations at their respective acquisition-date fair values. Acquisition-related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. We do not consider acquisitions of land or unoccupied development buildings to be business combinations, and as such, these transactions are treated as asset acquisitions and recorded at cost.

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The recorded fair value of intangible lease assets includes Level 3 inputs and represents the value associated with in-place leases which may include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities are amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible.

We have certain properties which we have acquired or removed from service with the intention to redevelop the property. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution until the date that the redevelopment properties are ready for their intended use or the property held for contribution no longer meets GAAP held for sale criteria.

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

The following table reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The carrying value of assets sold or retired and the related accumulated depreciation and/or amortization is derecognized and the resulting gain or loss, if any, is reflected in our Consolidated Statements of Operations during the period in which such sale or retirement occurs. If the useful life estimate was reduced by one year for all buildings and building and land improvements in continuing operations, depreciation expense would have increased $2.4 million on an annual basis.

Description	Standard Depreciable Life
Land	Not depreciated
Building	20 – 40 years
Building and land improvements	5 – 20 years
Tenant improvements	Shorter of lease term or useful life
Leasehold improvements	5 – 20 years
Leasing costs	Lease term
Other intangible lease assets	Average term of leases for property
Above/below market rent assets/liabilities	Lease term

Depreciation is not recorded on real estate assets currently held for sale or contribution, in pre-development, or being developed or redeveloped until the building is substantially completed and ready for its intended use, normally not later than one year from cessation of major construction activity.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable and at least annually. Examples of such changes in circumstances include the point at which we deem the long-lived asset to be held for sale or a building remains vacant significantly longer than expected. For long-lived assets that we intend to hold long-term, the recoverability is based on the estimated future undiscounted cash flows. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset. Long lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell.

The determination of fair value involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in our Consolidated Financial Statements.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method because we exercise significant influence over, but do not control, these entities. Under the equity method, these investments (including advances to joint ventures) are initially recorded at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture if the recognition criteria have been met. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in income of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on our Consolidated Financial Statements.

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

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the expected life of such assets and liabilities.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.

New Accounting Standards

In June 2009, FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our Consolidated Financial Statements as all references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of our Consolidated Financial Statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

In February 2007, the FASB issued guidance which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption of this guidance, we did not elect the fair value option for our existing financial assets and liabilities and therefore the guidance adoption did not have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued guidance which requires the acquiring entity in a business combination to record all assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration and requires the expensing of acquisition-related costs as incurred. This guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. Additionally, the FASB also issued guidance in April 2009, which amended previously issued guidance related to contingent assets and contingent liabilities. These amendments are required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted these amendments as of January 1, 2009 with no material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and requires recognition of gains or losses resulting from a change of control. Ownership changes not resulting in a change of control are treated as equity transactions. We adopted this guidance beginning January 1, 2009, prospectively, with no material impact on our Consolidated Financial Statements. However, the presentation and disclosure requirements were applied retrospectively for all periods presented which resulted in a reclassification of noncontrolling interests (formerly known as minority interests) to a separate component of total equity and a change in the treatment of net income attributable to noncontrolling interest as a reduction from net income in calculating net income available to common stockholders. The impact of this guidance implementation is presented in our Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests.

In March 2008, the FASB issued guidance to require companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and was adopted as of January 1, 2009 with no impact on our Consolidated Financial Statements.

In June 2008, the FASB issued guidance which requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore, should be included in computing earnings per share using the two-class method. This guidance also requires retrospective application for all periods presented. We implemented these requirements beginning January 1, 2009. As a result, Net Income (Loss) Attributable to DCT Common Stockholders and earnings per share (basic and diluted) are adjusted for an allocation of net income to unvested restricted stock awards and LTIP Units, including a retrospective application to prior periods. For the years ended December 31, 2009, 2008 and 2007, approximately $0.4 million, $0.7 million and $0.4 million was attributable to unvested restricted stock awards and LTIP Units.

In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments which requires that publicly traded companies include certain fair value disclosures required annually, in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We adopted this guidance for the interim period beginning January 1, 2009 with no impact on our Consolidated Financial Statements.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identification of transactions that are not orderly. This guidance sets forth provisions for how to determine if there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. The guidance is effective for interim and annual reporting periods ending after September 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We adopted this guidance beginning January 1, 2009 with no material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of this guidance for the quarter ended June 30, 2009 with no material effect on our Consolidated Financial Statements. See Note 18—Subsequent Events for our subsequent event evaluation results.

In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-5 regarding fair value measurement of liabilities. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with previously issued fair value principles, such as a present value technique. ASU No. 2009-5 is effective for the first reporting period after the issuance, which for us was the third quarter of 2009. Accordingly, we adopted ASU No. 2009-5 for the quarter ended September, 30, 2009 with no material impact on our Consolidated Financial Statements.

Future Adoption of Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167. SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. We are currently evaluating the application of SFAS No. 167 and its effect on our Consolidated Financial Statements.

Results of Operations

Summary of the year ended December 31, 2009 compared to the year ended December 31, 2008

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. The Company owns or manages more than 75.4 million square feet of assets leased to approximately 810 corporate customers, including 14.6 million square feet managed on behalf of three institutional joint venture partners. As of December 31, 2009, we consolidated 375 operating properties, 15 development properties and four redevelopment properties. As of December 31, 2008, we consolidated 373 operating properties (three of which were excluded from continuing operations as they were disposed of as of December 31, 2009), 12 development properties and six redevelopment properties.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the years ended, December 31, 2009 compared to December 31, 2008, respectively (dollar amounts in thousands).

	2009		2008
	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Operating properties in continuing operations:
Number of buildings	220	155	217	153
Square feet (in thousands)	45,048	7,862	43,526	7,683
Occupancy at end of period	88.1%	84.6%	93.6%	90.0%
Segment net assets	$1,769,118	$536,888	$1,793,277	$515,094
Rental revenues	$183,525	$54,075	$187,708	$54,177
Property net operating income (1)	$133,966	$37,990	$141,967	$38,099

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see “Notes to Consolidated Financial Statements, Note 15—Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by property segment (in thousands).

	December 31, 2009	December 31, 2008 (1)
Property segments:
Bulk distribution	$1,769,118	$1,793,277
Light industrial and other	536,888	515,094

Total segment net assets	2,306,006	2,308,371
Development and redevelopment assets	178,462	163,160
Assets held for sale or disposed assets		40,402
Non-segment assets:
Properties in pre-development including land held	23,377	21,074
Non-segment cash and cash equivalents	22,941	13,967
Other non-segment assets (2)	133,506	156,869

Total Assets	$2,664,292	$2,703,843

(1)	Reflects reclassifications for properties classified as discontinued operations at December 31, 2009.
(2)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the year ended December 31, 2009 compared to the year ended December 31, 2008

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 362 operating properties and was comprised of 49.9 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2009	2008	$ Change
Rental Revenues
Same store, excluding revenues related to early lease	$227,135	$238,240	$(11,105)
Non-same store operating properties	8,447	2,703	5,744
Development and redevelopment	3,646	3,733	(87)
Revenues related to early lease terminations	2,077	942	1,135

Total rental revenues	241,305	245,618	(4,313)

Rental Expenses and Real Estate Taxes
Same store	63,661	61,015	2,646
Non-same store operating properties	1,983	804	1,179
Development and redevelopment	1,981	2,405	(424)

Total rental expenses and real estate taxes	67,625	64,224	3,401

Property Net Operating Income (1)
Same store	163,474	177,225	(13,751)
Non-same store operating properties	6,464	1,899	4,565
Development and redevelopment	1,665	1,328	337
Revenues related to early lease terminations, net	2,077	942	1,135

Total property net operating income	173,680	181,394	(7,714)

Other Revenue and Other Income
Institutional capital management and other fees	2,701	2,924	(223)
Gain on dispositions of real estate assets	5	504	(499)
Equity in income of unconsolidated joint ventures, net	2,698	2,267	431
Interest income and other	1,918	1,257	661

Total other revenue and other income	7,322	6,952	370

Other Expenses
Real estate related depreciation and amortization	110,441	115,739	(5,298)
Loss on business combinations	10,325	—	10,325
Impairment losses	300	9,047	(8,747)
General and administrative expenses	29,224	21,799	7,425
Income and other taxes	1,846	824	1,022
Interest expense	52,792	52,997	(205)

Total other expenses	204,928	200,406	4,522
Income from discontinued operations	2,217	23,501	(21,284)
Net (income) loss attributable to noncontrolling interests	3,124	(1,955)	5,079

Net Income (Loss) Attributable to DCT Common Stockholders	$(18,585)	$9,486	$(28,071)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 50, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see “Notes to Consolidated Financial Statements, Note 15—Segment Information.”

Rental Revenues

Rental revenues which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, decreased $4.3 million or 1.8% for the year ended December 31, 2009 compared to the same period in 2008, primarily due to the following:

•	a decrease of $2.9 million in the base rent caused by:

•

a $7.3 million decrease in base rent revenues from our same store properties due to a lower average occupancy rate of 88.7% during the year ended December 31, 2009 as compared to 92.6% for the same period in 2008, as well as lower rental rates on new leases; which was partially offset by

•

a $4.2 million increase in base rent revenues from our non-same store properties due to an additional five properties in the property classification during the year ended December 31, 2009 as compared to the same period in 2008; and

•

a decrease of $1.9 million in revenues from straight-line rent and amortization of above and below market rent intangibles due to lower straight-line rent revenue associated with tenants who terminated early and a decrease in free rent periods on new leases; which were partially offset by

•	an increase of $1.1 million in fees from tenants that terminated leases early.

The following table illustrates the various components of our rental revenues for the years ended December 31, 2009 and 2008 (in thousands).

	For the Years Ended December 31,
	2009	2008	$ Change
Base rent	$188,202	$191,093	$(2,891)
Straight-line rent and amortization of above and below market rent intangibles	839	2,728	(1,889)
Tenant recovery income	47,503	48,491	(988)
Other	2,684	2,364	320
Revenues related to early lease terminations	2,077	942	1,135

Total rental revenues	$241,305	$245,618	$(4,313)

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $3.4 million or 5.3% for the year ended December 31, 2009 compared to the same period in 2008, primarily due to $2.0 million increase in bad debt expense related to increased concerns of rent collectability and a $1.7 million increase in real estate taxes.

Other Revenue and Other Income

Other revenue and other income increased by approximately $0.4 million for the year ended December 31, 2009 as compared to the same period in 2008, primarily due the following:

•	a $0.7 million increase in interest income and other resulting from increased foreign exchange gains; which was partially offset by

•	a $0.5 million decrease in the recognition of gains earned on real estate assets contributed into unconsolidated joint ventures; and a

•

a $0.4 million increase in equity in earnings on unconsolidated joint ventures resulting from the SCLA land sale gain (see “Notes to Consolidated Financial Statements, Note 4—Investments in and Advances to Unconsolidated Joint Ventures” for additional information) which was largely offset by a decrease in equity in earnings from our development joint ventures due to the cessation of capitalization and recognition of depreciation as development activities were completed.

Other Expenses

Total other expenses increased by approximately $4.5 million for the year ended December 31, 2009 as compared to the same period in 2008, primarily due to the following:

•	a $10.3 million loss resulting from the consolidation of previously unconsolidated development joint ventures;

•	a $8.7 million decrease in impairment losses recognized on our long-lived assets and investments in unconsolidated joint ventures;

•

a $7.4 million increase in general and administrative expenses related to $3.0 million in severance costs, increased stock compensation costs due to increased amortization of $2.4 million primarily related to the termination of our 2006 Outperformance Program (see “Notes to Consolidated Financial Statements, Note 12. Equity Based Compensation and Warrant Purchase Agreements” for additional information) and a change in estimated forfeiture rates, higher employee related costs and lower capitalized overhead;

•	a $5.3 million decrease in depreciation related mainly to the full amortization of certain intangibles lease assets; and

•	a $1.0 million increase in income and other taxes related to activity in our taxable REIT subsidiary due to SCLA joint venture land sale.

Income from Discontinued Operations

Income from discontinued operations decreased $21.3 million during the year ended December 31, 2009 as compared to the same period in 2008 which is primarily due to fewer properties sold and lower gains on those sold during the current period.

Noncontrolling Interests

Loss attributable to noncontrolling interests increased approximately $5.1 million due to a decrease in earnings, period over period which was partially offset by an increase of 4% in our ownership of the operating partnership. We owned approximately 88% of our operating partnership as of December 31, 2009 which increased when compared to approximately 84% as of December 31, 2008 primarily due to the effect of our public offering in June 2009 (see “Notes to Consolidated Financial Statements, Note 10—Stockholders Equity” for additional information) and the redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 9—Noncontrolling Interests” for additional information).

Summary of the year ended December 31, 2008 compared to the year ended December 31, 2007

As of December 31, 2008, we consolidated 373 operating properties (3 of which are excluded from continuing operations as they were disposed of as of December 31, 2009), 12 development properties and six redevelopment properties. As of December 31, 2007, we consolidated 382 operating properties (18 of which are excluded from continuing operations as they were disposed of as of December 31, 2009), 10 development properties and five redevelopment properties.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the years ended, December 31, 2008 compared to December 31, 2007, respectively (dollar amounts in thousands).

	2008		2007
	Bulk Distribution	Light Industrial and Other	Bulk Distribution	Light Industrial and Other
Operating properties in continuing operations (1):
Number of buildings	217	153	210	154
Square feet (in thousands)	43,526	7,683	42,629	7,735
Occupancy at end of period	93.6%	90.0%	94.3%	90.3%
Segment net assets	$1,793,277	$515,094	$1,816,297	$536,201
Rental revenues	$187,708	$54,177	$190,000	$51,145
Property net operating income (2)	$141,967	$38,099	$146,003	$35,930

(1)

Includes 19 operating properties held for contribution as of December 31, 2007, which are included in continuing operations as they do not meet the criteria to be classified as held for sale. As of December 31, 2008, no properties were classified as held for contribution.

(2)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 50, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see “Notes to Consolidated Financial Statements, Note 15—Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by property segment (in thousands).

	December 31, 2008 (1)	December 31, 2007 (1)
Property segments:
Bulk distribution	$1,793,277	$1,816,297
Light industrial and other	515,094	536,201

Total segment net assets	2,308,371	2,352,498
Development and redevelopment assets	163,160	112,847
Assets held for sale or disposed assets	40,402	143,702
Non-segment assets:
Properties in pre-development including land held	21,074	25,025
Non-segment cash and cash equivalents	13,967	3,316
Other non-segment assets (2)	156,869	141,604

Total Assets	$2,703,843	$2,778,992

(1)	Reflects reclassifications for properties classified as discontinued operations at December 31, 2009.
(2)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs

Comparison of the year ended December 31, 2008 compared to the year ended December 31, 2007

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the periods presented totaled 334 buildings comprised of approximately 45.7 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2008	2007	$ Change
Rental Revenues
Same store, excluding revenues related to early lease	$219,271	$218,133	$1,138
Non-same store operating properties	21,672	22,812	(1,140)
Development and redevelopment	3,733	1,800	1,933
Revenues related to early lease terminations	942	200	742

Total rental revenues	245,618	242,945	2,673

Rental Expenses and Real Estate Taxes
Same store	56,897	53,870	3,027
Non-same store operating properties	4,922	5,342	(420)
Development and redevelopment	2,405	758	1,647

Total rental expenses and real estate taxes	64,224	59,970	4,254

Property Net Operating Income (1)
Same store	162,374	164,263	(1,889)
Non-same store operating properties	16,750	17,470	(720)
Development and redevelopment	1,328	1,042	286
Revenues related to early lease terminations, net	942	200	742

Total property net operating income	181,394	182,975	(1,581)

Other Revenue and Other Income
Institutional capital management and other fees	2,924	2,871	53
Gain on dispositions of real estate assets	504	30,748	(30,244)
Equity in income of unconsolidated joint ventures, net	2,267	433	1,834
Interest income and other	1,257	4,666	(3,409)

Total other revenue and other income	6,952	38,718	(31,766)

Other Expenses
Real estate related depreciation and amortization	115,739	109,144	6,595
Impairment losses	9,047	—	9,047
General and administrative expenses	21,799	19,547	2,252
Income and other taxes	824	1,459	(635)
Interest expense	52,997	60,341	(7,344)

Total other expenses	200,406	190,491	9,915

Income from discontinued operations	23,501	16,126	7,375
Net (income) attributable to noncontrolling interests	(1,955)	(7,216)	5,261

Net Income Attributable to DCT Common Stockholders	$9,486	$40,112	$(30,626)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 50, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see “Notes to Consolidated Financial Statements, Note 15—Segment Information.”

Rental Revenues

Rental revenues which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, increased $2.7 million or 1.1% for the year ended December 31, 2008 compared to the same period in 2007, primarily due to the following:

•	an increase of $3.6 million in the base rent caused by:

•	a $2.4 million increase in base rent revenues from our same store properties primarily due to higher rental rates on new leases,

•	a $1.4 million increase in base rent revenues from our development and redevelopment properties due to an additional three properties in the property classification,

•

a decrease of $3.8 million in revenues from straight-line rent, amortization of above and below market rent intangibles primarily due to $2.1 million of net revenue from a lease buyout transaction in 2007 where the contracted lease was significantly below market rate,

•	an increase of $1.6 million in tenant recovery income due to an increase in recoverable expenses, and

•	an increase of $0.7 million in revenues related to early terminations.

The following table illustrates the various components of our rental revenues for the years ended December 31, 2008 and 2007 (in thousands):

	For the Years Ended December 31,		$ Change
	2008	2007
Base rent	$191,093	$187,527	$3,566
Straight-line rent and amortization of above and below market rent intangibles	2,728	6,486	(3,758)
Tenant recovery income	48,491	46,860	1,631
Other	2,364	1,872	492
Revenues related to early lease terminations	942	200	742

Total rental revenues	$245,618	$242,945	$2,673

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $4.3 million or 7.1% for the year ended December 31, 2008 compared to the same period in 2007, primarily due to higher property taxes, maintenance costs and legal fees which were partially offset by lower insurance costs.

Other Revenue and Other Income

Other revenue and other income decreased by approximately $31.8 million for the year ended December 31, 2008 as compared to the same period in 2007, primarily due to a $30.2 million decrease in gains related to properties contributed into unconsolidated joint ventures and a $3.4 million decrease in interest income due to realized gains recorded during 2007 on the settlement of a forward-starting interest rate swap.

Other Expenses

Total other expenses increased by approximately $9.9 million for the year ended December 31, 2008 as compared to the same period in 2007, primarily due to the following:

•	a $9.0 million increase in impairment losses recognized on our long-lived assets and investments in unconsolidated joint ventures;

•

a $7.3 million decrease in interest expense primarily due to the lower outstanding balance of our financing obligations and lower average interest rates during the year ended December 31, 2008 compared to the same period in 2007;

•	a $6.6 million increase in depreciation due to the re-classification of non-depreciated assets held for contribution to depreciated operating assets; and

•

a $2.3 million increase in general and administrative expenses due to higher compensation costs caused by increased headcount and share-based compensation expenses, partially offset by increased capitalization of overhead to various development and leasing activities.

Income from Discontinued Operations

Income from discontinued operations increased $7.4 million during the year ended December 31, 2008 as compared to the same period in 2007 which is primarily due an increase in volume and gains properties during the 2008.

Noncontrolling Interests

Income attributable to noncontrolling interests decreased approximately $5.3 million due to a decrease in earnings, period over period which was partially offset by an increase of 2% in our ownership of the operating partnership. We owned approximately 84% of our operating partnership as of December 31, 2008 which increased when compared to approximately 82% as of December 31, 2007 primarily due to the effect of the redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 9—Noncontrolling Interests” for additional information).

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including dispositions and asset contributions;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Future offerings of common stock or other securities;

•	Current cash balances; and

•	Distributions from our institutional capital management program and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equityholder distributions, capital expenditures at our properties, development funding requirements, and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Although the credit markets for the real estate sector continue to be constrained due to the impact of declining property values over the past two years, the availability of equity and debt capital for well capitalized real estate companies has dramatically improved from the depths of the liquidity crisis in late 2008 and early 2009. We believe that our sources of capital are adequate to meet our liquidity requirements. We expect these resources will be adequate to fund our operating activities, debt service obligations and equityholder distributions and will be sufficient to fund our ongoing development.

Cash Flows

Year ended December 31, 2009 compared to year ended December 31, 2008

“Cash and cash equivalents” were $19.1 million as of December 31, 2009, which was a decrease of $0.6 million from our “Cash and cash equivalents” balance as of December 31, 2008. Net cash provided by operating activities decreased $18.6 million to $109.7 million during the year ended December 31, 2009 from $128.3 million during the same period in 2008 primarily due to a decrease in earnings before gains on real estate dispositions and losses from business combinations, as well as changes in our operating assets and liabilities.

Net cash used in investing activities decreased $24.6 million to $17.7 million during the year ended December 31, 2009 when compared to $42.3 million during the same period in 2008. This change was primarily due to a $55.0 million decrease in capital expenditures, a $45.2 million decrease in expenditures on acquisitions of real estate, a $26.5 million decrease in investments in unconsolidated joint ventures, and a $4.9 million increase in repayments received on our notes receivable which were partially offset by a decrease of $106.9 million in proceeds from real estate dispositions

Net cash used by financing activities decreased $4.2 million to $92.6 million during the year ended December 31, 2009 when compared to $96.8 million of cash used in financing activities during the same period in 2008. This change was primarily due to $111.4 million in proceeds from the sale of common stock through our public offering in June 2009, net of offering costs, as well as a decrease of $64.4 million in distributions to our common stockholders and unitholders which were largely offset by a $200.0 million decrease in unsecured debt proceeds.

Year ended December 31, 2008 compared to year ended December 31, 2007

“Cash and cash equivalents” were $19.7 million as of December 31, 2008, which was a decrease of $10.8 million from our “Cash and cash equivalents” balance as of December 31, 2007. Net cash provided by operating activities increased $11.4 million to $128.3 million during the year ended December 31, 2008 from $116.9 million during the same period in 2007 primarily due to lower interest payments and higher operating cash distributions from our institutional capital joint ventures which were partially offset by changes in our operating assets and liabilities.

Net cash used in investing activities was $42.3 million during the year ended December 31, 2008 compared to $3.7 million during the same period in 2007. This change was primarily due to a $218.1 million decrease in proceeds from the real estate dispositions, an increase of $45.3 million in capital expenditures and a decrease of $33.9 million in distributions from our investments in our unconsolidated joint ventures which were partially offset by a decrease of $163.6 million in real estate acquisitions and a decrease of $78.1 million in investments in unconsolidated joint ventures during the year ended December 31, 2008.

Net cash used by financing activities decreased $9.3 million to $96.8 million during the year ended December 31, 2008 compared to $106.1 million of cash used in financing activities during the same period in 2007. This change was primarily due to net increased debt borrowings of $16.2 million and a decrease of $4.7 million in cash payments associated with OP Unit redemptions which were partially offset by an increase of $6.4 million in distributions paid to our equityholders and an increase of $6.1 million hedge settlements.

Common Stock

As of December 31, 2009, approximately 208.0 million shares of common stock were issued and outstanding. In June 2009, we issued 27.6 million shares of common stock in a public offering at a public offering price of $4.25 per share.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings, including our public offering noted above. We used the net proceeds of $111.4 million for general and corporate purposes including the repayment of debt.

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

Distributions

During the years ended December 31, 2009 and 2008, our board of directors declared distributions to stockholders totaling approximately $68.9 million and $117.0 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our credit facility were used for distributions paid during 2009 and 2008.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During February 2010, our board of directors declared a quarterly cash dividend of approximately $16.6 million, payable on April 15, 2010 to stockholders of record as of April 8, 2010.

Outstanding Indebtedness

As of December 31, 2009, our outstanding indebtedness of $1.1 billion consisted of mortgage notes and senior unsecured notes and an unsecured revolving credit facility, excluding $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2008, our outstanding indebtedness consisted of mortgage debt, unsecured notes and an unsecured revolving credit facility and totaled approximately $1.2 billion, excluding $141.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage debt was approximately $1.1 billion. As of December 31, 2008, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our fixed rate mortgage debt was approximately $1.2 billion. Our debt has various covenants with which we were in compliance as of December 31, 2009 and 2008.

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

During the years ended December 31, 2009 and 2008, our debt service, including principal and interest, totaled $117.9 million and $233.0 million, respectively. During the third quarter of 2009, we prepaid $52.1 million of mortgage notes scheduled to mature in January 2010. During the second half of 2009, we funded the repayment of approximately $66.0 million of indebtedness associated with our unconsolidated joint ventures. In January 2010, we repaid $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of $70.0 million was refinanced at a fixed rate of 6.11% and a new maturity of 2020 and a release of mortgages on 5 properties. In February 2010, we repaid $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of $53.0 million was refinanced at a fixed rate of 6.17% and a new maturity of 2019 and a release of mortgages on 11 properties. The debt repayments were funded using cash provided from our public offering in June 2009, borrowings under our credit facility and cash provided from operations.

To manage the interest rate risk associated with forecasted refinancing of our fixed-rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. As of December 31, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate (1)	Effective Date	Maturity Date
Swap (2)	$100,000	3.233%	June 2008	June 2010
Forward-starting swap (3)	$90,000	5.430%	June 2012	September 2012

(1)	The referenced swap index for each of our swaps was LIBOR.
(2)	The counterparty is Wells Fargo Bank, NA
(3)	The counterparty is PNC Bank, NA

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions, which under certain circumstances, may allow us to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. As of December 31, 2009 and 2008, this facility was undrawn.

Debt Assumption

During the year ended December 31, 2009, we assumed secured, non-recourse notes with an outstanding balance of approximately $66.0 million in connection with the consolidation of previously unconsolidated joint ventures, (see “Notes to Consolidated Financial Statements, Note 4—Investments in and Advances to Unconsolidated Joint Ventures” for additional information) with 2009 and 2010 maturities and LIBOR based variable interest rates. These notes were repaid in full shortly after the consolidation of each venture. During the year ended December 31, 2008, we had no debt assumptions.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2009 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
2010	$300,000	(1)	6,759	—	306,759
2011	50,000		230,235	—	280,235
2012	—		167,354	—	167,354
2013	175,000		41,147	—	216,147
2014	50,000		3,443	—	53,443
Thereafter	50,000		59,660	—	109,660

Total	$625,000		$508,598	$—	$1,133,598

(1)	This $300 million senior unsecured term loan can be extended for one year at the Company’s option.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2009, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest (2)	$1,275,479	$354,084	$511,879	$291,329	$118,187
Operating lease commitments	1,027	489	531	7	—
Ground lease commitments (3)	14,721	474	948	963	12,336
Purchase obligations (4)	5,240	5,240	—	—	—

Total	$1,296,467	$360,287	$513,358	$292,299	$130,523

(1)

From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term, are cancellable within 90 days and are not included in the table above.

(2)	In June 2008, DCT closed a two-year $300 million senior unsecured term loan that can be extended for one year at the Company’s option.
(3)	Three of our buildings totaling approximately 1.6 million square feet are subject to ground leases.
(4)

In total, our estimated construction costs to complete current development projects is approximately $37.8 million none of which is legally committed, and $20.2 million is expected to be funded with existing construction loans. As of December 31, 2009, our pro rata share of our unconsolidated development joint ventures’ total construction loans, including undrawn amounts, was $70.5 million, of which $34.1 million is scheduled to mature by the end of 2010, $29.7 million is scheduled to mature by the end of 2011 and $6.7 million is scheduled to mature by the end of 2013.

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

Investments in Unconsolidated Joint Ventures

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $29.3 million in construction financing as of December 31, 2009. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above.

As of December 31, 2009, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $90.5 million, which includes the $29.3 million related to construction financing discussed above. During the second half of 2009, DCT funded the repayment of approximately $66.0 million of indebtedness associated with our unconsolidated joint ventures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in market prices such as interest rates, foreign currency exchange rates and rental rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and OP unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the years ended December 31, 2008 and 2007, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2009 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate (1)	Effective Date	Maturity Date
Swap (2)	$100,000	3.233%	June 2008	June 2010
Forward-starting swap (3)	$90,000	5.430%	June 2012	September 2012

(1)	The referenced swap index for each of our swaps was LIBOR.
(2)	The counterparty is Wells Fargo Bank, NA
(3)	The counterparty is PNC Bank, NA

As of December 31, 2009, derivatives with a negative fair value of $4.1 million were included in “Other liabilities” in our Consolidated Balance Sheet. As of December 31, 2008, derivatives with a negative fair value of $21.5 million were included in “Other liabilities” in our Consolidated Balance Sheets. For the year ended December 31, 2008, a loss of $0.2 million was recorded as a result of ineffectiveness due to the change in estimated timing of the anticipated debt issuances. No ineffectiveness was recorded during was recorded during the year ended December 31, 2009.

The net liabilities associated with these derivatives would increase approximately $0.8 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of December 31, 2009.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2009, we had approximately $225.2 million of variable rate debt outstanding indexed to LIBOR rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to have increased 10%, our interest expense during the year ended December 31, 2009 would have increased by approximately $1.2 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 1% due to refinancing, interest expense would have changed by approximately $10.1 million during the year ended December 31, 2009.

As of December 31, 2009, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

Foreign Currency Risk

We have exposure to foreign currency exchange rate risk related to our properties located in Mexico. Gains or losses resulting from the translation of Peso denominated balance sheet and income statement items associated with our Mexican properties are included in “Interest income and other” in our Consolidated Statements of Operations. Based on our current Peso denomination activity, we estimate that a 10% change in foreign currency rates relative to the United States dollar would change our future annual earnings by approximately $0.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARTY DATA

See “Index to Financial Statements” on Page 70 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2009, the end of the period covered by this annual report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal year ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2009, management conducted an assessment of the internal control over financial reporting reflected in the financial statements, based upon criteria established in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited DCT Industrial Trust Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and noncontrolling interest, and cash flows for each of the two years in the period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page 70 are filed as a part of this report.

2. Financial Statement Schedules.

The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on Page 70. All other financial statement schedules are not applicable.

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
Philip L. Hawkins, Chief Executive Officer, President and Director

Date: February 26, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WATTLES Thomas G. Wattles	Executive Chairman and Director	February 26, 2010

/s/ PHILIP L. HAWKINS Philip L. Hawkins	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2010

/s/ STUART B. BROWN Stuart B. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/s/ PHILLIP R. ALTINGER Phillip R. Altinger	Director	February 26, 2010

/s/ THOMAS F. AUGUST Thomas F. August	Director	February 26, 2010

/s/ JOHN S. GATES, JR. John S. Gates, Jr.	Director	February 26, 2010

/s/ TRIPP H. HARDIN Tripp H. Hardin	Director	February 26, 2010

/s/ JOHN C. O’KEEFFE John C. O’Keeffe	Director	February 26, 2010

/s/ BRUCE L. WARWICK Bruce L. Warwick	Director	February 26, 2010

INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests for the Years Ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Schedule III-Real Estate and Accumulated Depreciation	F-47

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and noncontrolling interest, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009 the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51, codified in FASB ASC 810, Consolidations, and FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in FASB ASC 260, Earnings Per Share.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

DCT Industrial Trust Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and noncontrolling interests, and cash flows of DCT Industrial Trust Inc. and subsidiaries (the Company) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of DCT Industrial Trust Inc. and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 29, 2008, except as to the 2007 information

in paragraph 59 of note 2, paragraph 9 of note 3,

paragraph 3 of note 7, paragraph 7 of note 9, note 11,

paragraphs 3, 5, 9, and 10 of note 12, paragraph 1 of note 14,

note 15, and note 16, which are as of February 26, 2010

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31, 2009	December 31, 2008
ASSETS
Land	$519,485	$511,730
Buildings and improvements	2,219,826	2,107,756
Intangible lease assets	116,243	187,605
Construction in progress	60,860	90,770

Total Investment in Properties	2,916,414	2,897,861
Less accumulated depreciation and amortization	(451,242)	(417,404)

Net Investment in Properties	2,465,172	2,480,457
Investments in and advances to unconsolidated joint ventures	111,238	125,452

Net Investment in Real Estate	2,576,410	2,605,909
Cash and cash equivalents	19,120	19,681
Notes receivable	19,084	30,387
Deferred loan costs, net	4,919	5,098
Straight-line rent and other receivables, net of allowance for doubtful accounts of $2,226 and $843, respectively	31,607	31,747
Other assets, net	13,152	11,021

Total Assets	$2,664,292	$2,703,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$36,261	$35,193
Distributions payable	16,527	16,630
Tenant prepaids and security deposits	19,451	17,601
Other liabilities	5,759	26,472
Intangible lease liability, net	5,946	6,813
Line of credit	—	—
Senior unsecured notes	625,000	625,000
Mortgage notes	511,715	574,634

Total Liabilities	1,220,659	1,302,343

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 208,046,167 and 175,141,387 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	2,080	1,751
Additional paid-in capital	1,817,654	1,657,923
Distributions in excess of earnings	(591,087)	(513,040)
Accumulated other comprehensive loss	(11,012)	(22,463)

Total Stockholders’ Equity	1,217,635	1,124,171
Noncontrolling interests	225,998	277,329

Total Equity	1,443,633	1,401,500

Total Liabilities and Equity	$2,664,292	$2,703,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share information)

	2009	2008	2007
REVENUES:
Rental revenues	$241,305	$245,618	$242,945
Institutional capital management and other fees	2,701	2,924	2,871

Total Revenues	244,006	248,542	245,816

OPERATING EXPENSES:
Rental expenses	32,807	31,096	29,093
Real estate taxes	34,818	33,128	30,877
Real estate related depreciation and amortization	110,441	115,739	109,144
General and administrative	29,224	21,799	19,547
Impairment losses	—	4,314	—

Total Operating Expenses	207,290	206,076	188,661

Operating Income	36,716	42,466	57,155

OTHER INCOME AND EXPENSE:
Equity in income of unconsolidated joint ventures, net	2,698	2,267	433
Impairment losses on investments in unconsolidated joint ventures	(300)	(4,733)	—
Loss on business combinations	(10,325)	—	—
Interest expense	(52,792)	(52,997)	(60,341)
Interest income and other	1,918	1,257	4,666
Income and other taxes	(1,846)	(824)	(1,459)

Income (Loss) From Continuing Operations	(23,931)	(12,564)	454
Income from discontinued operations	2,217	23,501	16,126

Income (Loss) Before Gain On Dispositions Of Real Estate Interests	(21,714)	10,937	16,580
Gain on dispositions of real estate interests	5	504	30,748

Consolidated Net Income (Loss)	(21,709)	11,441	47,328
Net (income) loss attributable to noncontrolling interests	3,124	(1,955)	(7,216)

Net Income (Loss) Attributable to DCT Common Stockholders	$(18,585)	$9,486	$40,112

EARNINGS PER COMMON SHARE—BASIC:
Income (Loss) From Continuing Operations	$(0.11)	$(0.06)	$0.00
Income from discontinued operations	0.01	0.11	0.08
Gain on dispositions of real estate interests	0.00	0.00	0.16

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.10)	$0.05	$0.24

EARNINGS PER COMMON SHARE—DILUTED:
Income (Loss) From Continuing Operations	$(0.11)	$(0.06)	$0.00
Income from discontinued operations	0.01	0.11	0.08
Gain on dispositions of real estate interests	0.00	0.00	0.16

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.10)	$0.05	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	192,900	171,695	168,358

Diluted	192,900	171,695	168,359

AMOUNTS ATTRIBUTABLE TO DCT COMMON STOCKHOLDERS:
Income (Loss) From Continuing Operations	$(20,502)	$(10,340)	$577
Income from discontinued operations	1,913	19,415	13,597
Gain on dispositions of real estate interests	4	411	25,938

Net Income (Loss) Attributable to DCT Common Stockholders	$(18,585)	$9,486	$40,112

Distributions declared per common share	$0.30	$0.56	$0.64

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Years Ended December 31, 2009, 2008 and 2007 (in thousands)

	Total Equity	DCT Industrial Trust Inc. and Subsidiaries
		Common Stock		Additional Paid-in Capital	Distributions In Excess of Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests
		Shares	Amount
Balance at December 31, 2006, as previously reported	$1,453,817	168,355	$1,684	$1,595,808	$(358,006)	$(11,459)	$225,790
Effect of adoption of accounting principles, see Note 2	—	—	—	—	—	1,416	(1,416)

Balance at December 31, 2006	1,453,817	168,355	1,684	1,595,808	(358,006)	(10,043)	224,374

Cumulative impact of change in accounting for uncertainty in income taxes (see Note 2)	(500)	—	—	—	(500)	—	—
Comprehensive income:
Net income	47,328	—	—	—	40,112	—	7,216
Net unrealized gains on cash flow hedging derivatives	4,558	—	—	—	—	3,863	695
Settled hedges	327	—	—	—	—	277	50
Amortization of cash flow hedging derivatives	607	—	—	—	—	514	93
Allocation of interests	—	—	—	—	—	515	(515)

Comprehensive income	52,820				40,112	5,169	7,539

Issuance of common stock, net of offering costs	(1,437)	—	—	(1,437)	—	—	—
Issuance of common stock, stock based compensation plans	—	25	—	—	—	—	—
Amortization of stock-based compensation	2,405	—	—	675	—	—	1,730
Distributions to common stockholders and noncontrolling interests	(129,445)	—	—	—	(107,816)	—	(21,629)
Partner contributions to noncontrolling interests	140,984	—	—	—	—	—	140,984
Redemptions of noncontrolling interests	(6,190)	—	—	(1,881)	—	—	(4,309)

Balance at December 31, 2007	1,512,454	168,380	1,684	1,593,165	(426,210)	(4,874)	348,689

Comprehensive income (loss):
Net income	11,441	—	—	—	9,486	—	1,955
Net unrealized gains on cash flow hedging derivatives	(21,117)	—	—	—	—	(17,508)	(3,609)
Realized losses related to hedging activities	(385)	—	—	—	—	(319)	(66)
Amortization of cash flow hedging derivatives	847	—	—	—	—	702	145
Allocation of interests	—	—	—	—	—	(464)	464

Comprehensive income (loss)	(9,214)				9,486	(17,589)	(1,111)

Issuance of common stock, net of offering costs	(121)	—	—	(121)	—	—	—
Issuance of common stock, stock based compensation plans	—	25	—	—	—	—	—
Amortization of stock-based compensation	3,427	—	—	1,203	—	—	2,224
Distributions to common stockholders and noncontrolling interests	(117,044)	—	—	—	(96,316)	—	(20,728)
Partner contributions to noncontrolling interests	13,505	—	—	—	—	—	13,505
Redemptions of noncontrolling interests	(1,507)	6,736	67	63,676	—	—	(65,250)

Balance at December 31, 2008	$1,401,500	175,141	$1,751	$1,657,923	$(513,040)	$(22,463)	$277,329

(table continued on next page)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Years Ended December 31, 2009, 2008 and 2007 (in thousands)

continued

	Total Equity	DCT Industrial Trust Inc. and Subsidiaries
		Common Stock		Additional Paid-in Capital	Distributions In Excess of Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests
		Shares	Amount
Balance at December 31, 2008	$1,401,500	175,141	$1,751	$1,657,923	$(513,040)	$(22,463)	$277,329

Comprehensive income (loss):
Net loss	(21,709)	—	—	—	(18,585)	—	(3,124)
Net unrealized gains on cash flow hedging derivatives	15,980	—	—	—	—	14,117	1,863
Realized losses related to hedging activities	(2,894)	—	—	—	—	(2,557)	(337)
Amortization of cash flow hedging derivatives	1,072	—	—	—	—	947	125
Allocation of interests	—	—	—	—	—	(1,056)	1,056

Comprehensive income (loss)	(7,551)				(18,585)	11,451	(417)

Issuance of common stock, net of offering costs	111,388	27,600	276	111,112	—	—	—
Issuance of common stock, stock based compensation plans	479	222	2	477	—	—	—
Amortization of stock-based compensation	8,602	—	—	1,926	—	—	6,676
Distributions to common stockholders and noncontrolling interests	(68,839)	—	—	—	(59,462)	—	(9,377)
Partner contributions to noncontrolling interests	158	—	—	—	—	—	158
Purchase of subsidiary shares from noncontrolling interests	(155)	—	—	48	—	—	(203)
Redemptions of noncontrolling interests	(1,949)	5,083	51	46,168	—	—	(48,168)

Balance at December 31, 2009	$1,443,633	208,046	$2,080	$1,817,654	$(591,087)	$(11,012)	$225,998

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008, and 2007 (in thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(21,709)	$11,441	$47,328
Adjustments to reconcile net income (loss) to net cash provided by operating:
Real estate related depreciation and amortization	111,250	119,604	115,465
Gain on dispositions of real estate interests	(571)	(21,771)	(27,738)
Gain on dispositions of non-depreciated real estate	(783)	(219)	(15,135)
Loss on business combinations	10,325	—	—
(Gain) loss on hedging activities	—	157	(1,458)
Impairment losses	630	10,746	—
Distributions of earnings from unconsolidated joint ventures	3,915	3,820	1,432
Equity in income of unconsolidated joint ventures, net	(2,698)	(2,267)	(433)
Stock-based compensation and other	13,646	4,866	(6,447)
Changes in operating assets and liabilities:
Other receivables and other assets	(4,261)	(3,693)	(1,111)
Accounts payable, accrued expenses and other liabilities	5	5,665	5,046

Net cash provided by operating activities	109,749	128,349	116,949

INVESTING ACTIVITIES:
Real estate acquisitions	(14,023)	(59,206)	(222,811)
Capital expenditures and development activities	(46,914)	(101,910)	(56,634)
Decrease in deferred acquisition costs and deposits	143	66	11,776
Proceeds from dispositions of real estate investments, net	29,008	135,932	354,065
Investments in unconsolidated joint ventures	(6,425)	(32,973)	(111,062)
Distributions from investments in unconsolidated joint ventures	7,161	5,586	39,477
Origination of notes receivable	—	(500)	(18,256)
Repayment of notes receivable	12,353	7,461	62
Other investing activities	1,024	3,227	(287)

Net cash used in investing activities	(17,673)	(42,317)	(3,670)

FINANCING ACTIVITIES:
Net proceeds from lines of credit	—	(82,000)	47,722
Proceeds from unsecured debt	—	200,000	—
Principal payments on mortgage notes	(127,925)	(73,394)	(13,331)
Principal payments on financing obligations	—	(5)	(6,005)
Increase in deferred loan costs	(2,188)	(1,986)	(141)
Issuance of common stock	117,777	—	—
Offering costs for issuance of common stock and OP Units	(5,910)	(125)	(3,061)
Redemption of OP Units	(1,949)	(1,507)	(6,190)
Settlement of cash flow hedge	(3,630)	(4,584)	1,544
Distributions to common stockholders	(58,901)	(109,248)	(107,540)
Distributions to noncontrolling interests	(10,069)	(24,159)	(19,431)
Contributions from noncontrolling interests	158	176	325

Net cash used in financing activities	(92,637)	(96,832)	(106,108)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(561)	(10,800)	7,171
CASH AND CASH EQUIVALENTS, beginning of period	19,681	30,481	23,310

CASH AND CASH EQUIVALENTS, end of period	$19,120	$19,681	$30,481

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$50,366	$53,581	$61,770
Supplemental Disclosures of Non-Cash Activities
Assumption of secured debt in connection with real estate acquired	$65,979	$—	$15,172
Redemptions of OP Units settled in shares of common stock	$46,218	$63,674	$—
Issuance of notes receivable in connection with real estate acquisitions	$1,050	$9,950	$—
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 8)	$—	$14,669	$156,222
Assumption of debt in connection with purchase of TIC Interests (see Note 8)	$—	$—	$14,886

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

As of December 31, 2009, we owned interests in, managed, or had under development 450 industrial real estate buildings comprised of approximately 75.4 million square feet. Our portfolio of consolidated operating properties consisted of 375 industrial real estate buildings, including 220 bulk distribution properties, 113 light industrial properties and 42 service center properties. In total, it was comprised of approximately 52.9 million square feet in total and was 87.6% occupied as of December 31, 2009. We also consolidated 15 development properties and four redevelopment properties as of December 31, 2009. In addition, as of December 31, 2009, we had ownership interests ranging from 4% to 20% in unconsolidated institutional capital management joint ventures, or funds, that owned 45 properties comprised of approximately 14.1 million square feet, and investments in other joint ventures owning two unconsolidated operating properties and eight unconsolidated development properties.

Note 2.  Summary of Significant Accounting Policies

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

Principles of Consolidation

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control and variable interest entities (“VIE’s”) in which we have determined that we are the primary beneficiary are included in our Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. We use the equity method of accounting for all other joint ventures and include our share of earnings of these joint ventures in our consolidated net income.

Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our Consolidated Financial Statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Reclassifications

Certain items in our Consolidated Financial Statements for 2008 and 2007 have been reclassified to conform to the 2009 presentation.

Use of Estimates

The preparation of our Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of adverse conditions that exist in the real estate markets, as well as the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of our Consolidated Financial Statements could change materially during the time span associated with the continuing weakened state of these markets.

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investments in properties. Costs associated with our development projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and leasing costs if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our development projects based on time spent on the development activities. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete based on our current weighted average borrowing rates. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

We also capitalize interest on our investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence at our current weighted average borrowing rates.

Discontinued Operations

We classify certain properties and related assets and liabilities as held for sale when certain criteria are met (see Note 16—Discontinued Operations and Assets Held for Sale for additional information). At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell. The operating results of such properties are presented in “Income from discontinued operations” in current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in “Income from discontinued operations.” Gains on sales of real estate assets are recognized if the specific transaction terms and any continuing involvement in the form of management or financial assistance meet the various sale recognition criteria as defined by GAAP. If the criteria are not met, we defer the gain. Net gains on sales and any impairment losses associated with assets held for sale are presented in “Income from discontinued operations” when recognized.

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance related to accounting for fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market.

While this guidance does not impose any new fair value requirements, it provides guidance on how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements and emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, our fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

Effective January 1, 2008, we adopted this guidance with respect to our financial assets and liabilities without a material impact on our Consolidated Financial Statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities recognized on a nonrecurring basis were also subject to this guidance related to accounting for fair value measurements. We adopted these additional provisions without a material impact on our Consolidated Financial Statements.

Investment in Properties

We record the assets, liabilities and noncontrolling interests associated with property acquisitions which qualify as business combinations at their respective acquisition-date fair values. Acquisition-related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. We do not consider acquisitions of land or unoccupied development buildings to be business combinations, and as such, these transactions are treated as asset acquisitions and recorded at cost.

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The recorded fair value of intangible lease assets includes Level 3 inputs and represents the value associated with in-place leases which may include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates on the date of the acquisition. Intangible lease assets or liabilities are amortized over the life of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible.

We have certain properties which we have acquired or removed from service with the intention to redevelop the property. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution until the date that the redevelopment properties are ready for their intended use or the property held for contribution no longer meets GAAP held for sale criteria.

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

The following table reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The carrying value of assets sold or retired and the related accumulated depreciation and/or amortization is derecognized and the resulting gain or loss, if any, is reflected in our Consolidated Statements of Operations during the period in which such sale or retirement occurs.

Description	Standard Depreciable Life
Land	Not depreciated
Building	20 – 40 years
Building and land improvements	5 – 20 years
Tenant improvements	Shorter of lease term or useful life
Leasehold improvements	5 – 20 years
Leasing costs	Lease term
Other intangible lease assets	Average term of leases for property
Above/below market rent assets/liabilities	Lease term

Depreciation is not recorded on real estate assets currently held for sale or contribution, in pre-development, or being developed or redeveloped until the building is substantially completed and ready for its intended use, normally not later than one year from cessation of major construction activity.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable and at least annually. Examples of such changes in circumstances include the point at which we deem the long-lived asset to be held for sale or a building remains vacant significantly longer than expected. For long-lived assets that we intend to hold long-term, the recoverability is based on the estimated future undiscounted cash flows. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset. Long lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell.

The determination of fair value involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in our Consolidated Financial Statements.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method because we exercise significant influence over, but do not control, these entities. Under the equity method, these investments (including advances to joint ventures) are initially recorded at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture if the recognition criteria have been met. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in income of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on our Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that we are not exposed to any significant credit risk.

Notes Receivable

As of December 31, 2009 and 2008, we had approximately $19.1 million and $30.4 million in notes receivable outstanding, respectively, of which $3.1 million and $14.4 million were with non-affiliates, respectively. The interest rates on notes receivable range from approximately 6% to 12%, and the notes mature on dates ranging from January 2010 to July 2014. For the years ended December 31, 2009, 2008 and 2007, we recognized interest income from notes receivable with non-affiliates of approximately $1.1 million, $0.5 million and $0.9 million, respectively (see Note 13—Related Party Transactions for discussion on notes receivable with affiliates). All costs associated with executing notes receivable have been capitalized as deferred loan costs and are included in “Deferred loan costs, net” in our Consolidated Balance Sheets. Such costs are amortized as a reduction in interest income over the term of the applicable outstanding notes receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to “Interest expense” over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $8.4 million and $6.7 million as of December 31, 2009 and 2008, respectively. Unamortized deferred loan costs are written off if debt is retired before the maturity date. Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests in certain of our properties to accredited investors in a private placement. During the year ended December 31, 2006, our partnership incurred upfront costs of approximately $12.0 million, payable to Dividend Capital Advisors LLC (our “Former Advisor”) and other affiliates for affecting transactions pursuant to our partnership’s private placement, which are accounted for as deferred loan costs (see Note 8 – Our Partnership’s Private Placement for additional information).

Straight-line Rent and Other Receivables

Straight-line rent and other receivables includes all current accounts receivable, net of allowances, and other accruals. We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2009 and December 31, 2008, our allowance for doubtful accounts was $2.2 million and $0.8 million, respectively.

Debt

Debt consists of fixed and variable rate secured mortgage debt, senior unsecured notes, and a senior unsecured revolving credit facility. Fixed rate secured mortgage debt assumed in connection with business combinations includes a premium or discount for the difference between the fair value and face value of assumed notes at the date of acquisition, and is amortized to interest expense over the remaining life of the underlying notes. The aggregated premium balances, net of accumulated amortization, were approximately $3.1 million and $4.1 million as of December 31, 2009 and 2008, respectively.

Derivative Instruments and Hedging Activities

We record derivatives at fair value which are presented on a gross basis in “Other Assets” or “Other Liabilities” in our Consolidated Balance Sheets. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Currently, we use interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. Prior to January 1, 2009, we classified all derivatives in Level 2 of the fair value hierarchy. During the period beginning January 1, 2009 and ending December 31, 2009, credit spreads used in the calculation of the credit valuation adjustment increased such that the credit valuation adjustment was determined to be significant to the overall fair value of our derivative positions thereby changing the classification from Level 2 to Level 3.

As of December 31, 2009, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Equity, Other Comprehensive Loss and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

Our objective in using derivatives is to manage our exposure to interest rate volatility associated with our forecasted debt issuances including refinancing of our fixed-rate debt and certain variable rate borrowings. To accomplish this objective, we primarily use treasury locks, forward-starting swaps and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time.

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

Comprehensive Income (Loss)

We report comprehensive income or loss in our Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests. Amounts reported in “Accumulated Other Comprehensive Loss” related to settled hedging transactions will be amortized to “Interest expense” as the hedged forecasted transactions occur. Any ineffectiveness related to our hedging transactions is reported in our Consolidated Statements of Operations. See Note 6—Financial Instruments and Hedging Activities for additional information.

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico. Gains or losses are included in our results of operations when transactions denominated in a currency other than our functional currency are settled, or otherwise remeasured, and are based upon the exchange rate in effect when the transactions were initiated. During the year ended December 31, 2009 and 2008, we recorded foreign currency gains of $0.3 million and foreign currency losses of $1.3 million, respectively, as “Interest income and other” in our Consolidated Statements of Operations. Our foreign currency gains or losses for the years ended December 31, 2007 were immaterial.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the years ended December 31, 2009, 2008 and 2007, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.9 million, $3.4 million and $5.7 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the years ended December 31, 2009, 2008 and 2007, including amounts from discontinued operations, was $47.6 million, $50.0 million and $49.4 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the expected life of such assets and liabilities. The total net impact to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was a decrease of $1.1 million for the year ended December 31, 2009, a decrease of approximately $0.6 million for the year ended December 31, 2008, and an increase of approximately $1.3 million for the year ended December 31, 2007.

Future minimum base rental payments, i.e, cash basis monthly contractual rent, due to us from our tenants under the terms of non-cancelable operating leases in effect as of December 31, 2009 were as follows (in thousands):

Year Ended December 31,	Amount
2010	$163,879
2011	124,452
2012	93,812
2013	65,415
2014	41,341
Thereafter	68,386

Total	$557,285

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the remaining contractual lease term or upon collection if collection is not assured. During the years ended December 31, 2009, 2008 and 2007, early termination fees increased revenues by $2.1 million, $0.9 million and $0.2 million, respectively.

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

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan to grant restricted stock, stock options and other awards to our personnel. Awards granted under this plan are fair valued and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. We previously granted equity awards under an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan (the “Independent Director Option Plan”). With the adoption of the Long-Term Incentive Plan we do not plan to make any further grants under the Employee Option Plan or the Independent Director Option Plan.

Income and Other Taxes

We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to U.S. federal income taxes on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local and non-U.S. income taxes. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from gain of property that was property held for sale to customers in the ordinary course of business.

Certain of our operations (property management, asset ownership or management, sales of certain assets, etc.) may be conducted through taxable REIT subsidiaries, which are subsidiaries of the operating partnership and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to U.S. federal corporate income tax.

For our taxable REIT subsidiaries, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for U.S federal income tax purposes, and are measured using current enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized.

In June 2006, the FASB issued guidance which provides that the tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. The Company was subject to the provisions of this guidance as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the Company is not taxable. The Company believes that its income tax filing positions are well documented and supported. As a result of the implementation of this guidance, the Company recognized a $0.5 million liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of “Distributions in excess of earnings”. As of December 31, 2009 and 2008, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. Our tax related interest expense or penalties for the year ended December 31, 2009 was immaterial. For the years ended December 31, 2008 and 2007, $0.1 million and $28,000 was recognized as income tax expense related to the liability for unrecognized tax benefits, respectively. Our tax returns are subject to examination in various jurisdictions for the calendar years 2006 through 2009.

New Accounting Standards

In June 2009, FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our Consolidated Financial Statements as all references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of our Consolidated Financial Statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

In February 2007, the FASB issued guidance which expands the use of the fair value measurement to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption of this guidance, we did not elect the fair value option for our existing financial assets and liabilities and therefore the guidance adoption did not have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued guidance which requires the acquiring entity in a business combination to record all assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration and requires the expensing of acquisition-related costs as incurred. This guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. Additionally, the FASB also issued guidance in April 2009, which amended previously issued guidance related to contingent assets and contingent liabilities. These amendments are required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted these amendments as of January 1, 2009 with no material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and requires recognition of gains or losses resulting from a change of control. Ownership changes not resulting in a change of control are treated as equity transactions. We adopted this guidance beginning January 1, 2009, prospectively, with no material impact on our Consolidated Financial Statements. However, the presentation and disclosure requirements were applied retrospectively for all periods presented which resulted in a reclassification of noncontrolling interests (formerly known as minority interests) to a separate component of total equity and a change in the treatment of net income attributable to noncontrolling interest as a reduction from net income in calculating net income available to common stockholders. The impact of this guidance implementation is presented in our Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests.

In March 2008, the FASB issued guidance to require companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and was adopted as of January 1, 2009 with no impact on our Consolidated Financial Statements.

In June 2008, the FASB issued guidance which requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore, should be included in computing earnings per share using the two-class method. This guidance also requires retrospective application for all periods presented. We implemented these requirements beginning January 1, 2009. As a result, Net Income (Loss) Attributable to DCT Common Stockholders and earnings per share (basic and diluted) are adjusted for an allocation of net income to unvested restricted stock awards and LTIP Units, including a retrospective application to prior periods. For the years ended December 31, 2009, 2008 and 2007, approximately $0.4 million, $0.7 million and $0.4 million was attributable to unvested restricted stock awards and LTIP Units.

In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments which requires that publicly traded companies include certain fair value disclosures required annually, in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We adopted this guidance for the interim period beginning January 1, 2009 with no impact on our Consolidated Financial Statements.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identification of transactions that are not orderly. This guidance sets forth provisions for how to determine if there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. The guidance is effective for interim and annual reporting periods ending after September 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We adopted this guidance beginning January 1, 2009 with no material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of this guidance for the quarter ended June 30, 2009 with no material effect on our Consolidated Financial Statements. See Note 18—Subsequent Events for our subsequent event evaluation results.

In August 2009, the FASB issued Accounting Standards Update, (“ASU”), No. 2009-5 regarding fair value measurement of liabilities. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with previously issued fair value principles, such as a present value technique. ASU No. 2009-5 is effective for the first reporting period after the issuance, which for us was the third quarter of 2009. Accordingly, we adopted ASU No. 2009-5 for the quarter ended September, 30, 2009 with no material impact on our Consolidated Financial Statements.

Future Adoption of Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167. SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. We are currently evaluating the application of SFAS No. 167 and its effect on our Consolidated Financial Statements.

Note 3.  Real Estate

Our consolidated real estate assets consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes.

Our real estate assets, presented at historical cost, include the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Operating properties	$2,712,291	$2,702,162
Properties under redevelopment	42,048	54,299
Properties under development	138,698	120,326
Properties in pre-development including land held	23,377	21,074

Total Investment in Properties	2,916,414	2,897,861
Less accumulated depreciation and amortization	(451,242)	(417,404)

Net Investment in Properties	$2,465,172	$2,480,457

Acquisition Activity

During the year ended December 31, 2009, we acquired three development properties located in Monterrey, Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $13.0 million, which includes acquisition costs. In addition, we acquired two parcels of land comprised of approximately 12.3 acres for an aggregate cost of approximately $0.6 million, also including acquisitions costs which represent land available for expansion adjacent to existing properties. All of these properties were acquisitions of assets from unrelated third parties using existing cash balances.

Also during the year ended December 31, 2009, we acquired the third-party equity interests of three of our previously unconsolidated joint ventures, such that as of December 31, 2009, we wholly owned each venture. Two of these acquisitions were treated as business combinations and the assets and liabilities of each venture were recorded at their acquisition date fair values. As a result of this accounting, we recorded an aggregate loss of $10.3 million in earnings in “Loss on business combinations” in our Consolidated Statement of Operations, which represents the difference between our investment carrying value and fair value of the net assets acquired. (See Note 4—Investments in and Advances to Unconsolidated Joint Ventures for further details regarding these acquisitions.)

During the year ended December 31, 2008, we acquired three operating properties located in two markets within the United States and one market within Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $23.8 million, which includes acquisitions costs. We also acquired four newly developed properties located in Monterrey and Queretaro, Mexico, comprised of approximately 0.7 million square feet for a total cost of approximately $28.1 million, which includes acquisition costs. These properties were acquired from unrelated third parties using existing cash balances and borrowings under our credit facility.

Disposition Activity

During the year ended December 31, 2009, we sold three operating properties comprised of approximately 0.9 million square feet and two land parcels comprised of approximately 4.3 acres to unrelated third parties for total gross proceeds of approximately $30.7 million, which resulted in a gain of approximately $0.9 million.

During the year ended December 31, 2008, we sold 16 operating properties comprised of approximately 2.6 million square feet to unrelated third parties for gross proceeds of approximately $143.3 million, which resulted in gains of approximately $19.8 million, net of a $1.7 million impairment loss. Additionally, we contributed approximately 47 acres of land in Atlanta to the IDI/DCT Buford, LLC joint venture (see Note 4 – Investments in and Advances to Unconsolidated Joint Ventures for further discussion).

2009 Development Projects—Consolidated

As of December 31, 2009, we had seven consolidated development projects comprised of 3.2 million square feet and 15 buildings, of which 13 were bulk distribution properties and two were light industrial, located in Dulles, VA, Cincinnati, OH, Memphis, TN, Orlando, FL, Riverside, CA and Monterrey, Mexico. As of December 31, 2009, all of these buildings were shell-complete. For information related to our unconsolidated development joint ventures, see Note 4—Investments in and Advances to Unconsolidated Joint Ventures.

Intangible Assets

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $18.0 million $25.9 million and $29.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our intangible lease assets and liabilities included the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$100,236	$(57,704)	$42,532	$161,663	$(107,659)	$54,004
Above market rent	16,007	(10,703)	5,304	25,942	(18,841)	7,101
Below market rent	(12,788)	6,842	(5,946)	(17,964)	11,151	(6,813)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
2010	11,927	(325)
2011	8,370	404
2012	5,958	290
2013	3,922	448
2014	2,770	219
Thereafter	9,585	(394)

Total	$42,532	$642

Note 4.  Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following describes our unconsolidated joint ventures as of December 31, 2009 and 2008.

Unconsolidated Joint Ventures	DCT Ownership Percentage as of December 31, 2009	Number of Buildings	Unconsolidated Net Equity Investment as of
			December 31, 2009	December 31, 2008
			(in thousands)
Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$48,618	$50,530
TRT-DCT Venture I	4.4%	14	928	1,207
TRT-DCT Venture II	11.4%	6	2,685	2,947
TRT-DCT Venture III	10%	5	1,719	3,054
DCT Fund I LLC	20%	6	1,124	1,901

Total Institutional Funds		45	55,074	59,639
Other:
Stirling Capital Investments (SCLA) (1)	50%	6	44,456	40,164
IDI/DCT	50%	4	8,499	8,892
Sycamore Canyon (2)	100%	—	—	8,603
Logistics Way (2)	100%	—	—	4,039
DCT/IDI Buford (land only) (3)	75%	—	3,209	3,214
Other joint venture investments in land (2)(3)	100%	—	—	901

Total Other		10	56,164	65,813

Total		55	$111,238	$125,452

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.
(2)	Balances as of December 31, 2008 include balances associated with joint ventures that were consolidated as of December 31, 2009.
(3)	Net equity investment balances at December 31, 2008 include total impairment losses of $4.7 million.

Institutional Capital Management Joint Ventures

DCT/SPF Industrial Operating LLC

On August 30, 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”). As of December 31, 2009, this joint venture owned approximately $287.8 million of real estate assets. This joint venture was funded with an equity contribution from JP Morgan to the joint venture (approximately 80% of the joint venture’s equity capitalization) and an equity contribution from us to the joint venture (approximately 20% of the joint venture’s equity capitalization). Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions.

During the year ended December 31, 2008, the JP Morgan Venture acquired one property comprised of approximately 0.3 million square feet from an unrelated third party. During the year ended December 31, 2007, we contributed six properties to the JP Morgan Venture comprised of approximately 2.8 million square feet with a combined gross contribution value of approximately $138.7 million. The contribution of the six properties into JP Morgan Venture resulted in a total gain of approximately $17.1 million, of which approximately $13.6 million was recognized in our earnings during the year ended December 31, 2007. The remaining gain of approximately $3.5 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets. As of December 31, 2009, the remaining deferred gain to be recognized into earnings was $3.3 million.

TRT-DCT Industrial Joint Ventures I, II & III

We entered into our first joint venture agreement with Dividend Capital Total Realty Trust Inc. (“DCTRT”) TRT-DCT Venture I on September 1, 2006. TRT-DCT Venture I has been funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 95.6% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 4.4% of the joint venture’s required equity capitalization); and (iii) secured debt financing. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2009, TRT-DCT Venture I owned real estate assets with a gross book value of approximately $213.6 million and had $117.9 million of debt. No further assets are planned to be acquired by the joint venture.

During 2008, DCTRT contributed six properties to TRT-DCT Venture I comprised of approximately 1.1 million square feet with combined contribution values of approximately $65.3 million into the venture. During the year ended December 31, 2008, we contributed cash of $0.7 million which represented one percent of the fair value of these contributed assets. During the year ended December, 2007, we contributed four properties to TRT-DCT Venture I comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $84.2 million. The contribution of the four properties into TRT-DCT Venture I during 2007 resulted in a gain of approximately $12.1 million, of which approximately $10.9 million was recognized in our earnings during the year ended December 31, 2007. The remaining gain of approximately $1.2 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related properties real estate assets. As of December 31, 2009, the remaining deferred gain to be recognized into earnings was $1.2 million.

We formed our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II G.P. (“TRT-DCT Venture II”), on March 27, 2007. TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I. As of December 31, 2009, TRT-DCT Venture II owned real estate assets with a gross book value of approximately $95.1 million and had $55.5 million of debt. During the year ended December 31, 2007, we contributed five properties to TRT-DCT Venture II comprised of approximately 1.4 million square feet with a combined gross contribution value of approximately $67.2 million. The contribution of the five properties into TRT-DCT Venture II resulted in a total gain of approximately $6.7 million, of which approximately

$6.0 million was recognized in our earnings during the year ended December 31, 2007. The remaining gain of approximately $0.7 million reduced our basis in the investment and is recognized into earnings over the weighted average life of the related properties real estate assets. As of December 31, 2009, the remaining deferred gain to be recognized into earnings was $0.7 million.

We formed our third joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”), on September 9, 2008. TRT-DCT Venture III is also structured and funded in a manner similar to TRT-DCT Venture I. On September 29, 2008, five properties were acquired from an unrelated third party by the venture comprised of approximately 0.9 million square feet. During the year ended December 31, 2008, we contributed cash of $3.0 million which represented 10% of the fair value of these acquired assets. On March 27, 2009, the venture borrowed $12.4 million of secured debt which bears interest at 7.4% and requires monthly interest and principal payments until the debt matures on March 1, 2016. As of December 31, 2009, TRT-DCT Venture III owned real estate assets with a gross book value of approximately $31.1 million.

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

The contribution of the six properties into Fund I (including of the expansion project) resulted in a total gain of approximately $9.4 million of which approximately $7.6 million was recognized in our earnings during the year ended December 31, 2006. The remaining gain of approximately $1.8 million reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets. As of December 31, 2009, the remaining deferred gain to be recognized into earnings was $1.7 million. Also of December 31, 2009, Fund I owned real estate assets with a gross book value of approximately $125.3 million and had $95.5 million of debt.

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

During 2009, the SCLA joint venture sold 53.4 acres of land. As of December 31, 2009, the SCLA joint venture had four buildings that were shell-complete comprised of 1.5 million square feet of which 0.3 million square feet were leased, and two operating buildings comprised of 0.5 million square feet which were fully leased. As of December 31, 2009, the SCLA joint venture owned real estate assets with a gross book value of approximately $83.8 million and had $58.8 million of debt.

IDI/DCT, LLC

On November 20, 2007, we entered into a joint venture agreement with Industrial Developments International, Inc. (“IDI”), an unrelated third-party developer, to acquire approximately 113 acres of land to develop four distribution buildings comprising approximately 1.9 million square feet in the Savannah, GA, Nashville, TN, Chicago, IL, and Stockton, CA markets. Pursuant to the joint venture agreement, we will provide 50% of the venture’s equity capital, which as of December 31, 2009, was approximately $8.3 million. Both parties will receive a preferred return on their respective capital contributions. DCT has the right of first offer to buy each of the projects and the buildings were shell-complete in 2008. As of December 31, 2009, the joint venture owned real estate assets with a gross book value of approximately $74.3 million and had $58.6 million of debt.

Sycamore Canyon

On April 20, 2006, we entered into a joint venture agreement with SycCanyonS JP/PI, LLC (“SCS”), an unrelated third-party developer, to acquire approximately 35 acres of land and to develop two distribution buildings comprising approximately 0.9 million square feet in the City of Riverside, California (“Sycamore Canyon”). Pursuant to the joint venture agreement, SCS and DCT provided approximately 10% and 90%, respectively, of the required equity capital. On September 4, 2009, SCS assigned its equity interest in the venture to us. The transaction was treated as a business combination and the net assets acquired were recorded at fair value on our Consolidated Financial Statements. We recorded $42.4 million in net real estate assets and $42.4 million in debt. A loss of $6.2 million was recorded as “Loss on business combinations” in our Consolidated Statements of Operations. Following the assumption of SCS’ interest and obtaining control over the venture, we repaid the associated debt which had been previously extended. The assets of the venture are comprised primarily of two buildings referred to as Sycamore A and Sycamore B. As of December 31, 2009, Sycamore B was 100% leased and Sycamore A was shell-complete.

Logistics Way

On September 12, 2006, we entered into a joint venture agreement with Logistics Way Investors Joint Venture (“LWI”), an unrelated third-party developer, to form Logistics Way DCT/LWI LLC, (“Logistics Way”), to acquire approximately 36 acres of land and to develop a 0.6 million square foot distribution facility in the city of Nashville, Tennessee. Pursuant to the joint venture agreement, LWI and DCT provided approximately 5% and 95%, respectively, of the required equity capital to fund the development project. Also, pursuant to the joint venture agreement, LWI had the right to put their interest to DCT 18 months after shell completion at cost. The building was shell-complete in May 2007. In the third quarter of 2009, LWI exercised its put option. Consequently, we paid LWI $0.2 million for its equity interest in the venture and repaid the venture’s debt in the amount of $18.3 million. The transaction was treated as a business combination and the net assets acquired were recorded at fair value on our Consolidated Financial Statements which included $17.2 million in net real estate assets. A loss of $4.1 million was recorded as “Loss on business combinations” in our Consolidated Statements of Operations.

IDI/DCT Buford, LLC

On March 11, 2008, we entered into a joint venture agreement with Industrial Developments International, Inc., an unrelated third-party developer, to form IDI/DCT Buford, LLC. This joint venture was funded for the purpose of developing four distribution buildings comprised of approximately 0.6 million square feet in Atlanta, Georgia on approximately 47 acres contributed to the joint venture by DCT. We received cash proceeds of approximately $1.5 million, equity in the venture and recognized a gain on the contribution of the land of approximately $0.3 million and a deferred gain of approximately $0.8 million which reduces our basis in the investment and is recognized into earnings over the weighted average life of the related property’s real estate assets. As of December 31, 2009, the remaining deferred gain to be recognized into earnings was $0.8 million. Also of December 31, 2009, the joint venture owned real estate assets with a gross book value of approximately $6.3 million.

Stonefield Industrial, LLC

On May 22, 2008, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Stonefield Industrial, LLC and develop approximately 49 acres in Reno, Nevada. In conjunction with the joint venture’s debt maturity in October 2009, the venture was determined to be a variable interest entity and we consolidated the venture’s net assets at fair value. Subsequent to this consolidation, we paid off the venture’s existing construction loans in the amount of $5.3 million.

Whitestown DCT/PDC, LLC

On December 11, 2007, we entered into a joint venture agreement with Panattoni Development Company, an unrelated third-party developer, to form Whitestown DCT/PDC, LLC for the purpose of acquiring land, developing, managing, maintaining, and leasing a 0.6 million square foot building on approximately 28.4 acres in Whitestown, Indiana. The assets of the venture were comprised primarily of land. On September 4, 2009, our venture partner assigned their equity interest in the venture to us and we recorded the venture net assets at cost.

The following table provides unaudited selected combined financial information for unconsolidated joint ventures as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	2009	2008	2007
Real estate, net of accumulated depreciation	$828,452	$925,835	$692,093
Total assets	849,645	946,027	703,177
Secured notes payable	355,840	403,962	315,162
Total liabilities	431,879	475,593	338,284
Partners’ capital	417,766	470,434	364,893
Rental revenues	68,180	62,106	32,135
Operating expenses	17,662	13,684	7,671
Depreciation expense	37,370	28,416	14,606
Interest expense	19,706	16,828	10,583
Net income (loss)	1,317	3,151	(746)

Our aggregate investment in these partnerships at December 31, 2009 and 2008 of $111.2 million and $125.5 million, respectively, exceeds our share of the underlying equity in net assets of our joint ventures by approximately $14.3 million and $14.0 million, respectively, primarily due to capitalized interest and other costs incurred in connection with the ventures.

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $29.3 million in construction financing as of December 31, 2009. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above. As of December 31, 2009, our proportionate share of non-recourse debt associated with unconsolidated joint ventures was $90.5 million.

Note 5.  Outstanding Indebtedness

As of December 31, 2009, our outstanding indebtedness of $1.1 billion consisted of mortgage notes and senior unsecured notes and an unsecured revolving credit facility, excluding $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2008, our outstanding indebtedness consisted of mortgage debt, unsecured notes and an unsecured revolving credit facility and totaled approximately $1.2 billion, excluding $141.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage debt was approximately $1.1 billion. As of December 31, 2008, the total gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage debt was approximately $1.2 billion. Our debt has various covenants with which we were in compliance as of December 31, 2009 and 2008.

Our outstanding indebtedness as of December 31, 2009 is summarized in the table below (dollars in thousands).

	Interest Rate (1)	Maturity Date	Outstanding Balance as of December 31,
			2009	2008
Senior Unsecured Notes:
2 year, variable rate (3)	1.75%	June 2010	200,000	200,000
2 year, fixed rate (2) (3) (4)	1.73%	June 2010	100,000	100,000
5 year, fixed rate (2)	5.53%	April 2011	50,000	50,000
5 year, fixed rate	6.11%	June 2013	175,000	175,000
8 year, fixed rate (2)	5.68%	January 2014	50,000	50,000
10 year, fixed rate (2)	5.77%	April 2016	50,000	50,000
Mortgage Notes:
Variable:
Cabot	1.43%	October 2011	25,237	25,237
Fixed:
7 year, fixed rate	5.00%	March 2011	36,489	37,253
10 year, fixed rate (2)	5.31%	January 2015	50,291	51,562
5 year, fixed rate (2)	4.40%	January 2010	—	52,980
8 year, fixed rate	4.97%	October 2013	17,728	18,151
Mid South Logistics Center	6.40%	November 2012	12,046	12,223
Shelby 4	7.40%	December 2017	1,082	1,178
Shelby 5	5.69%	December 2013	6,797	7,137
Shelby 19	6.72%	November 2022	10,599	11,099
Miami Commerce Center	6.91%	October 2018	4,815	5,198
Memphis Distriplex	6.79%	July 2011	4,376	4,462
Binney & Smith Distribution Center	6.97%	June 2013	8,751	9,480
Roosevelt Distribution Center.	7.11%	December 2011	2,068	2,169
111 Lake Drive.	5.79%	April 2013	5,159	5,240
Baltimore-Washington	6.25%	September 2012	25,485	25,942
Greens Crossing	6.44%	October 2012	6,657	6,800
Willowbrook	6.84%	September 2012	7,861	7,986
Cabot	5.06%	January 2011	53,878	53,877
Cabot	4.72%	April 2011	48,980	48,980
Cabot	5.16%	July 2012	62,740	62,740
Cabot	4.91%	March 2012	49,269	51,764
Cabot	4.79%	October 2011	13,507	13,507
Cabot	4.92%	October 2011	37,043	37,042
452 Business Center	7.48%	August 2011	3,881	4,085
Mohawk	5.75%	August 2025	8,096	8,408
Louisville Logistics Center	6.04%	January 2013	5,763	6,044

Weighted Avg./Totals (5)	4.47%	N/A	1,133,598	1,195,544
Premiums, Net of Amortization (6)	N/A	N/A	3,117	4,090

Total Senior Unsecured Notes and Mortgage Notes	N/A	N/A	1,136,715	1,199,634
Senior Unsecured Revolving Credit Facility	1.04%	December 2010	—	—

Total Carrying Value of Debt	N/A	N/A	$1,136,715	$1,199,634

Fixed Rate Debt	5.15%	N/A	$908,361	$970,307
Premiums, Net of Amortization	N/A	N/A	3,117	4,090
Variable Rate Debt	1.71%	N/A	225,237	225,237

Total Carrying Value of Debt	N/A	N/A	$1,136,715	$1,199,634

(footnotes on following page)

(footnotes to previous page)

(1)	Interest rates for fixed rate debt is are stated rates. Interest rates for variable rate debt are the interest rate charged as of the last payment in 2009.
(2)	We assigned certain derivative instruments to these notes and the fair value of these derivative instruments will be amortized to interest expense over the life of the assigned notes.
(3)	At the Company’s option the maturity on these loans can be extended for one year to June 6, 2011.
(4)

During June 2008, we entered into a $300 million term loan agreement under which we drew a $100.0 million in LIBOR-based variable rate debt. In conjunction with this transaction, we also entered into an interest rate swap to fix the LIBOR for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum, based on the Company’s current leverage ratio.

(5)	Weighted average interest rates are based upon outstanding balances as of December 31, 2009.
(6)

Certain mortgages were assumed in conjunction with the acquisition of properties and the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

Debt Issuances

During the year ended 2009, we had no new debt issuances. During the year ended December 31, 2008, we refinanced maturing debt through a combination of extending existing maturities and new borrowings. We entered into an agreement, which was effective June 9, 2008, to extend the maturity date of $175.0 million of the then outstanding $275.0 million senior unsecured note from June 9, 2008 to June 9, 2013, bearing interest at a fixed rate of 6.11%. The remaining $100 million was repaid with the proceeds of our Initial Loan, as described below.

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

Loans under the Agreement were funded in two tranches. The first $100 million was drawn by the Company on June 9, 2008 (the “Initial Loan”) and used to repay maturing unsecured notes. The remaining $200 million was drawn on October 3, 2008 (the “Second Tranche”) and used to repay borrowings under our credit facility. The Initial Loan has an interest rate based on LIBOR, and the Company has entered into an interest rate swap to fix the LIBOR on the Initial Loan for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum based on the Company’s current leverage ratio. (See Note 6—Financial Instruments for additional information regarding our hedging transactions.) The Second Tranche has an interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election, which for the year ended December 31, 2008 had an effective interest rate of 2.58%. The Company is required to pay interest monthly until maturity, at which time the outstanding balance is due.

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

Debt Assumptions

During the year ended December 31, 2009, we assumed secured, non-recourse notes with an outstanding balance of approximately $66.0 million in connection with the consolidation of previously unconsolidated joint ventures, see Note 4—Investments in and Advances to Unconsolidated Joint Ventures for details. Each of these notes was re-paid in full during the second half of 2009. The fair value of these notes were evaluated and recorded at par. During the year ended December 31, 2008, we had no debt assumptions.

For the years ended December 31, 2009, 2008 and 2007, the amortization of all premiums resulted in a reduction of interest expense of approximately $1.0 million, $1.5 million and $2.2 million, respectively.

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The facility contains various covenants, including financial covenants with respect to consolidated leverage, tangible net worth, fixed charge coverage, unsecured indebtedness, and secured indebtedness. As of December 31, 2009 and 2008, we were in compliance with all of these covenants. At December 31, 2009 and 2008, there was no outstanding balance under this facility.

Capitalized interest

During the years ended December 31, 2009, 2008 and 2007, we incurred interest expense of approximately $52.9 million, $52.4 million and $61.2 million, respectively, including amounts from discontinued operations. Included in these amounts were $0.1 million and $4.3 million for the years ended December 31, 2008 and 2007, respectively, of interest expense related to the financing obligation (see Note 8—Our Partnership’s Private Placement for additional information). We capitalized approximately $6.1 million, $7.9 million and $7.0 million of interest in 2009, 2008 and 2007 associated with certain development and redevelopment, and other construction activities.

Loan cost amortization

Our interest expense for the years ended December 31, 2009, 2008 and 2007 includes $2.3 million, $1.7 million and $1.8 million for the amortization of loan costs, respectively. Additionally, interest expense for the years ended December 31, 2007 included $0.5 million for the amortization of loan costs related to the financing obligation. Our interest expense for the years ended December 31, 2009 and 2008 does not include any amortization of loan costs related to the financing obligation.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2009 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
2010	$300,000	(1)	6,759	—	306,759
2011	50,000		230,235	—	280,235
2012	—		167,354	—	167,354
2013	175,000		41,147	—	216,147
2014	50,000		3,443	—	53,443
Thereafter	50,000		59,660	—	109,660

Total	$625,000		$508,598	$—	$1,133,598

(1)	This $300 million senior unsecured term loan can be extended for one year at the Company’s option.

Note 6.  Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2009 and 2008, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates are our best estimates, however, they may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands).

	Balances as of December 31, 2009		Balances as of December 31, 2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable (1)	$19,084	$19,121	$30,387	$29,741

Borrowings (1):
Senior, unsecured revolving credit facility	$—	$—	$—	$—
Fixed rate debt (2)	$911,478	$908,509	$974,397	$872,698
Variable rate debt	$225,237	$221,844	$225,237	$219,499

Interest rate contracts:
Interest rate swaps (3)	$(4,070)	$(4,070)	$(21,503)	$(21,503)

(1)

The fair values of our notes receivable and borrowings were estimated using a discounted cash flow methodology. Credit spreads relating to the underlying instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market spreads of similar instruments.

(2)

The carrying amount of our fixed rate debt includes premiums and discounts as a result of the difference between the fair value and face value of debt assumed in connection with our acquisition activities.

(3)

The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. For further discussion on the fair value of our interest rate swaps, see Note 2—Significant Accounting Policies.

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

On September 2, 2009, we paid $3.6 million to settle a LIBOR-based forward starting swap with a notional value of $26.0 million which was previously entered into to mitigate the effect on cash outflows attributable the refinancing of fixed rate debt scheduled to occur in January 2010. Based on the expected date of the debt refinancing, this swap qualified for hedge accounting and the effective portion of $3.6 million was recorded in “Accumulated other comprehensive income” as of December 31, 2009.

As of December 31, 2009, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of outstanding variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate (1)	Effective Date	Maturity Date
Swap (2)	$100,000	3.233%	June 2008	June 2010
Forward-starting swap (3)	$90,000	5.430%	June 2012	September 2012

(1)	The referenced swap index for each of our swaps was LIBOR.
(2)	The counterparty is Wells Fargo Bank, NA.
(3)	The counterparty is PNC Bank, NA.

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of $4.1 million and $21.5 million as of December 31, 2009 and 2008, respectively, included in “Other Liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest income and other” in our Consolidated Statements of Operations. During the year ended December 31, 2009, we recorded no ineffectiveness. During the year ended December 31, 2008, we recorded a loss of approximately $0.2 million related to the ineffectiveness due to the change in estimated timing of anticipated debt issuances. During the year ended December 31, 2007, we recorded a realized gain of approximately $1.8 million, offset by approximately $0.3 million of loss related to the ineffectiveness due to the change in estimated timing of the anticipated debt issuance of the $275.0 million forward-starting swap.

During the years ended December 31, 2009 and 2008, we recorded approximately $16.0 million of net unrealized gains and $21.1 million of unrealized losses, respectively, including the noncontrolling interests’ portion, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges. As of December 31, 2009 and 2008, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $12.5 million and $26.6 million, respectively, including the noncontrolling interests’ portion.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the year ended December 31, 2009, we recognized $0.2 million in accelerated amortization on a discontinued hedge due to the prepayment of the underlying debt. During the next 12 months, we estimate that approximately $0.9 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 7.  Commitments and Contingencies

Legal Matters

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

Operating Leases

We are obligated under non-cancelable office space and equipment operating leases. Approximate minimum annual rentals under operating leases are as follows (in thousands):

Year Ended December 31:	Operating Leases	Ground Leases
2010	$489	$474
2011	370	474
2012	161	474
2013	5	474
2014	2	489
Thereafter	—	12,336

Total	$1,027	$14,721

Substantially all of the office space and equipment subject to the operating leases described above are for the use at our corporate and regional offices. Rent expense recognized was approximately $0.9 million, $0.9 million and $0.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8.  Our Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. The TIC Interests were 100% leased by our operating partnership pursuant to master leases and such leases contained purchase options whereby our operating partnership had the right, but not the obligation, to acquire the TIC Interests from the investors at a point in time in exchange for units of limited partnership interest in our operating partnership (“OP Units”) under Section 721 of the Internal Revenue Code. In October 2006, we discontinued our operating partnership’s private placement of TIC Interests. In January 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property included in our operating partnerships private placement for an aggregate of 1.6 million OP Units valued at approximately $14.8 million.

The amount of gross proceeds associated with the sales of TIC Interests was recorded in “Financing obligations” in our Consolidated Balance Sheets. In cases where we leased back a portion of a building sold to the unrelated third-party investors, rental payments made to such investors under these lease agreements were recognized as “Interest expense” using the interest method. As of December 31, 2009 and 2008, there was no remaining balance related to the financing obligation. Approximately $0.1 million and $4.3 million of interest expense related to the financing obligation was included in “Interest expense” for the years ended December 31, 2008 and 2007, respectively. A portion of these rental payments was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. No rental payments were incurred during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, we incurred approximately $0.1 million and $4.9 million, respectively, of rental payments under various lease agreements with certain of the third-party investors.

Prior to October 10, 2006, our operating partnership paid certain up-front fees and reimbursed certain related expenses Former Advisor, Dividend Capital Securities LLC (our “Former Dealer Manager”) and Dividend Capital Exchange Facilitators LLC (our “Former Facilitator”) for raising capital through our operating partnership’s private placement. Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with the private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance, which equaled 2% of the gross equity proceeds raised through the private placement. In addition, our operating partnership was obligated to pay our Former Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. Our operating partnership was also obligated to pay a transaction facilitation fee to our Former Facilitator of up to 1.5% of the gross equity proceeds raised through the private placement. These up-front costs were accounted for as deferred loan costs and were included in “Deferred loan costs—financing obligation, net” in our Consolidated Balance Sheets and amortized to “Interest expense” over the life of the financing obligation. In addition, whenever our operating partnership elected to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates was recorded against noncontrolling interests as a selling cost of the OP Units. We terminated these arrangements with our Former Dealer Manager and our Former Facilitator on October 10, 2006. During the year ended December 31, 2009, no interest expense was recorded related to the amortization of these up-front fees. During the years December 31, 2008 and 2007, $4,000 and $0.5 million of related interest expense was recorded.

Note 9.  Noncontrolling Interests

Noncontrolling interests, formerly called minority interests, are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in our operating partnership and equity interests held by third party partners in our consolidated real estate joint ventures. Our noncontrolling interests held by third party partners in our consolidated joint ventures was insignificant during the years ended December 31, 2009, 2008 and 2007.

Noncontrolling interests representing interests in our operating partnership include OP Units and LTIP units which are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in our Consolidated Balance Sheets.

OP Units

As of December 31, 2009 and December 31, 2008, we owned approximately 88% and 84%, respectively, of the outstanding equity interests of our operating partnership. The remaining equity interest in our operating partnership was owned by third-party investors and also, as of December 31, 2008, Dividend Capital Advisors Group LLC (“DCAG”) either directly or indirectly by certain of our officers and directors, through their membership interests in and/or rights to receive a portion of the net cash flows, or cash flow interests of DCAG. As of November 10, 2009, DCAG redeemed the last of its limited partnership interest, which was in the form of OP units. As of December 31, 2008, DCAG owned approximately 5% of our operating partnership. Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. We have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the year ended December 31, 2009, 5.5 million OP Units were redeemed for approximately $1.9 million in cash and 5.1 million shares of common stock. As of December 31, 2009, there was a total of 27.2 million OP Units outstanding with a redemption value of approximately $136.4 million based on the closing price of our common stock on December 31, 2009, all of which were redeemable.

During the year ended December 31, 2008, approximately 6.9 million OP Units were redeemed for approximately $1.5 million in cash and 6.7 million shares of common stock. Additionally, during the year ended December 31, 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property for an aggregate of 1.6 million OP Units valued at approximately $14.8 million. As of December 31,

2008, there was a total of 32.4 million OP Units outstanding with a redemption value of approximately $164.1 million based on the closing price of our common stock on December 31, 2008.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP Units. LTIP Units, which we grant either as free-standing awards or together with other awards under our Long-Term Incentive Plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. During the years ended December 31, 2009 and 2008, 0.4 million LTIP Units, were granted to certain officers and senior executives, and the total fair value of these LTIP Units on the date of grant was $1.5 million and $3.2 million, respectively. Also during the year ended December 31, 2009, 0.2 million vested LTIP Units, as further described below, were converted on a one-for-one basis into OP Units. As of December 31, 2009, 1.3 million LTIP Units were outstanding of which 0.3 million were vested. Our LTIP unit grants are further discussed in Note 12—Equity Based Compensation and Warrant Purchase Agreements.

The following table illustrates the noncontrolling interests’ share of our consolidated net income (loss) during the years ended December 31, 2009, 2008 and 2007 (in thousands).

	For the Years Ended December 31,
	2009	2008	2007
Noncontrolling interests’ share of (Income) Loss From Continuing Operations	$3,429	$2,224	$123
Noncontrolling interests’ share of Income (Loss) from discontinued operations	(304)	(4,086)	(2,529)
Noncontrolling interests’ share of Gain on dispositions of real estate interests	(1)	(93)	(4,810)

Net income (loss) attributable to noncontrolling interests	$3,124	$(1,955)	$(7,216)

Note 10.  Stockholders’ Equity

Common Stock

As of December 31, 2009, 2008 and 2007, approximately 208.0 million, 175.1 million and 168.4 million shares of common stock issued and outstanding, respectively.

On June 5, 2009, we issued 24.0 million shares of common stock in a public offering at a price of $4.25 per share. On June 10, 2009, we issued an additional 3.6 million upon the exercise the underwriters’ over-allotment option which was granted in conjunction with the public offering at the same price per share.

During the year ended December 31, 2009, we issued approximately 5.1 million shares of common stock in connection with redemptions of our OP Units (see Note 9—Noncontrolling Interests). In December 2006, we completed a listing on the NYSE issuing 16.3 million shares for net proceeds of approximately $185.3 million, before expenses of $3.7 million. During 2006, we also raised approximately $137.3 million of net proceeds from the sale of our common stock in connection with our prior continuous public offering, which we closed on January 23, 2006. Additionally we sold 88,889 shares in October 2006. Although we closed the primary offering component of this public offering, we continued to offer shares through our former distribution reinvestment plan through our 2006 third quarter distribution, which resulted in the issuance of 5.2 million shares or $51.7 million of dividends reinvested during the year ended December 31, 2006. Our former distribution reinvestment plan was terminated on December 23, 2006.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings, including the offerings noted above.

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

Preferred Shares

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2009 and 2008, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2009 and 2008, we had no outstanding shares-in-trust.

Distributions

Our distributions are calculated based upon the total number of shares of our common stock or limited partnership units of our operating partnership outstanding on the distribution record date as declared by our board of directors. We accrue and pay distributions on a quarterly basis. The following table sets forth the distributions that have been paid and/or declared to date by our board of directors.

Amount Declared During Quarter Ended in 2009:	Per Share	Date Paid
December 31,	$0.0700	January 15, 2010
September 30,	0.0700	October 16, 2009
June 30,	0.0800	July 17, 2009
March 31,	0.0800	April 17, 2009

Total 2009	$0.3000

Amount Declared During Quarter Ended in 2008:	Per Share	Date Paid
December 31,	$0.0800	January 16, 2009
September 30,	0.1600	October 17, 2008
June 30,	0.1600	July 18, 2008
March 31,	0.1600	April 18, 2008

Total 2008	$0.5600

Amount Declared During Quarter Ended in 2007:	Per Share	Date Paid
December 31,	$0.1600	January 17, 2008
September 30,	0.1600	October 19, 2007
June 30,	0.1600	July 20, 2007
March 31,	0.1600	April 19, 2007

Total 2007	$0.6400

Note 11—Earnings per Share

We use the two-class method of computing earnings per common share which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

A participating security is defined by GAAP as an unvested share-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Our nonvested restricted stock and LTIP units are considered participating securities as these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire.

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands except per share information):

	For the Years Ended December 31,
	2009	2008	2007
Earnings per share—Basic and Diluted
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(20,502)	$(10,340)	$577
Less: Distributed and undistributed earnings allocated to participating securities	(436)	(651)	(447)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(20,938)	(10,991)	130
Numerator for income from discontinued operations attributable to DCT common stockholders	1,913	19,415	13,597
Numerator for gain on dispositions of real estate interests attributable to common stockholders	4	411	25,938

Adjusted net income (loss) attributable to DCT common stockholders	$(19,021)	$8,835	$39,665

Denominator
Weighted average common shares outstanding—basic	192,900	171,695	168,358
Potentially dilutive common shares	—	—	1

Weighted average common shares outstanding—dilutive	192,900	171,695	168,359

Earnings per Common Share—Basic and Diluted
Income (Loss) From Continuing Operations	$(0.11)	$(0.06)	$0.00
Income from discontinued operations	0.01	0.11	0.08
Gain on dispositions of real estate interests	0.00	0.00	0.16

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.10)	$0.05	$0.24

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 4.1 million, 3.6 million and 2.2 million stock options, phantom stock and warrants for the years ended December 31, 2009, 2008, and 2007 respectively, because their effect would be anti-dilutive.

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

Phantom Shares

Pursuant to the Long-Term Incentive Plan, we may grant phantom shares to our non-employee directors. Our phantom shares typically vest upon the first anniversary of the grant date, depending on the grant. Once vested and at the discretion of the grantee, the phantom stock can be converted into either cash or common stock at the option of the Company. Phantom shares are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the service period during which term the shares fully vest. For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $0.3 million, $0.2 million, $0.3 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2009, approximately $0.1 million of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a remaining period of 5.2 months.

During the years ended December 31, 2009, 2008 and 2007, we issued 15,970, 12,592 and 21,777 shares of common stock for vested phantom stock, respectively. Based on the share’s fair value at grant date for each grant, the total fair value of phantom stock vested in 2009, 2008 and 2007 was $0.3 million, $0.2 million and $0.2 million, respectively. As of December 31, 2009, 2008 and 2007 we had 75,562, 39,362 and 22,036 phantom shares outstanding.

Restricted Stock

Our restricted stock is recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which term the stock fully vests. Our restricted stock typically vests ratably over a period of four to five years, depending on the grant. For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $0.7 million, $0.4 million and $0.1 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2009, approximately $1.3 million of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a weighted average remaining period of 2.6 years.

During the years ended December 31, 2009, 2008 and 2007, we issued 65,490, 15,282 and 3,490 shares of common stock for vested restricted stock. No restricted stock shares were granted prior to 2007. Based on the share’s fair value at grant date for each grant, the total fair value of restricted stock vested in 2009, 2008 and 2007 was $0.6 million, $0.2 million and $41,000, respectively.

LTIP Units

Pursuant to our Long-Term Incentive Plan, we may grant newly established limited partnership interests in our operating partnership called LTIP Units (“LTIP Units”). LTIP Units, which we grant either as free-standing awards or together with other awards under our Long-Term Incentive Plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. Our LTIP Units typically vest ratably over a period of four to five years depending on the grant. Vested LTIP Units can be redeemed for OP Units on a one-for-one basis.

Effective February 10, 2009, we granted 0.4 million LTIP Units in total to certain senior executives which vest 25% annually over four years and which had a total fair value of $1.5 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 48% and a risk-free interest rate of 1.79%. Effective February 11, 2008, we granted 0.4 million LTIP Units in total to certain senior executives, of which 0.3 million that vest 25% annually over four years and 0.1 million that vest over five years (25% in year three, 25% in year four and 50% in year five), with a total fair value of $3.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 23% and a risk-free interest rate of 2.67%. Effective February 13, 2007, we granted 0.2 million LTIP Units in total to certain senior executives. The total fair value of these LTIP Units on the date of grant was $1.7 million and vest 20% annually over five years beginning on October 10, 2007.

Our LTIP Units are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the service period during which term the units fully vest. We incurred approximately $4.6 million, which includes $0.9 million due to a change in our estimated forfeiture rate, $2.2 million and $1.1 million of such expense for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2009, approximately $4.2 million of such expense remained unrecognized which reflects the unamortized portion of the value of such LTIP Units which we expect to recognize over a remaining weighted average period of 2.0 years.

During the year ended December 31, 2009, 0.2 million vested LTIP Units were redeemed for 0.2 million OP Units. No LTIP Units were redeemed prior to 2009. Based on the LTIP Unit’s fair value at grant date for each grant, the fair value of LTIP Units vested in 2009, 2008 and 2007 was $3.8 million $0.3 million and $0.3 million, respectively. As of December 31, 2009, 2008 and 2007, we had 1.3 million, 1.1 million and 0.7 million LTIP Units outstanding, respectively.

The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands).

	Phantom Shares		Restricted Stock		LTIP Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	22	$11.25	—	$—	502	$10.78
Granted	22	11.12	75	11.39	160	10.78
Vested	(22)	11.25	(3)	11.86	(32)	10.78
Forfeited	—	—	(2)	11.46	—	—

Unvested at December 31, 2007	22	$11.12	70	$11.37	630	$10.78
Granted	30	9.36	125	8.46	396	8.07
Vested	(22)	11.12	(15)	11.36	(32)	10.78
Forfeited	—	—	(7)	10.60	—	—

Unvested at December 31, 2008	30	$9.36	173	$9.30	994	$9.70
Granted	61	4.60	252	3.49	473	3.22
Vested	(30)	9.36	(66)	9.17	(464)	8.21
Forfeited	(9)	4.60	(39)	6.07	—	—

Unvested at December 31, 2009	52	$4.60	320	$5.14	1,003	$7.33

Stock Options

We may grant stock options to certain employees pursuant to our Long-Term Incentive Plan. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. No stock options were granted under our Long-Term Incentive Plan prior to 2007. During the year ended December 31, 2009, we issued 0.1 million shares of common stock upon the exercise of options to purchase our common stock by certain employees.

During the years ended December 31, 2009, 2008 and 2007, options issued under the Long-Term Incentive Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	2009	2008	2007
Expected term of options (1)	5.5-6.25 years	6-7 years	6-7 years
Expected volatility-range used	42.96%-51.55%	21.62%-29.98%	19.21%-21.51%
Expected volatility-weighted average	43.71%	22.79%	19.43%
Expected dividend yield-range used	5.73%-10.60%	6.49%-7.86%	5.31%-6.52%
Expected dividend yield-weighted average	9.36%	7.42%	5.59%
Risk-free interest rate	1.90%-2.80%	2.90%-3.55%	3.40%-5.14%

(1)

We use the simplified method to determine the estimated life of our option awards as sufficient historical exercise data is unavailable. Under the simplified method the expected term is calculated as the midpoint between the vesting and the end of the contractual term of the option.

2006 Outperformance Program

On December 13, 2006, we adopted an outperformance program which provided for certain grants to be made under (and subject to) our Long-Term Incentive Plan, under which LTIP Units (as described above) are earned by selected senior executives if certain pre-established performance targets related to our compound annual stockholder return are met. Pursuant to the outperformance program, participating executives could share in a “performance pool” if our total stockholder return for the three year performance period, beginning December 13, 2006, exceeded the greater of an absolute compound annual total stockholder return of 10% or 110% of the compound annual return of the MSCI US REIT Index. The size of the pool for the initial program was 10% of the outperformance amount in excess of the performance hurdle, subject to a maximum amount of $40 million. Each executive’s award under the program was designated as a specified percentage of the aggregate performance pool and such awards were to be made in the form of LTIP Units. These LTIP Units were not entitled to distributions until and unless the performance pool is established. Half of the LTIP Units earned awards under the program (i.e. the number of LTIP Units earned) were scheduled to vest at the end of the three-year performance period, if the performance pool was established, after which the other half would vest ratably over the following two-year period. As of December 31, 2008, the performance pool was not established as the performance goals were not reached. In October 2009, the outperformance program was canceled.

The LTIP Units associated with the program were originally recorded at their fair value of $2.9 million on the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.31% and a risk-free interest rate of 4.62%, and amortized on a straight-line basis over the period during which the grant of such units fully vest. During the year ended December 2009, we incurred approximately $2.1 million expense, which includes $1.4 million in accelerated amortization resulting from the program’s cancellation, and approximately $0.6 million expense for both years ended December 31, 2008 and 2007, which is included in “General and administrative” in our Consolidated Statements of Operations.

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

During the year ended December 31, 2006, options issued under the Employee Option Plan were valued using the Black-Scholes option pricing model. No employee options granted under this plan subsequent to 2006.

Independent Director Option Plan

Prior to October 6, 2006, we granted stock options under the Independent Director Option Plan, which we used in an effort to attract and retain qualified independent directors. We granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan effective upon the later of (1) the sale of 0.2 million shares in our first continuous public offering, and (2) the independent director becoming a member of our board of directors. These options vest 20% upon grant date and 20% each year for the following four years and have an exercise price of $12.00 per share. In addition, we issued options to purchase 5,000 shares to each independent director then in office on the date of each annual stockholder’s meeting and these options vest 100% upon the second anniversary from the grant date and have an exercise price equal to the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. Options granted under the Independent Director Option Plan shall lapse on the first to occur of (1) the tenth anniversary of the date we grant them, (2) the removal the independent director for cause, or (3) three months following the date the independent director ceases to be a director for any reason, other than death or disability. Since the adoption of the Long-Term Incentive Plan, no further grants were made pursuant to the Independent Director Option Plan. During the years ended December 31, 2006 and 2005, options issued under the Independent Director Option Plan were valued using the Black-Scholes option pricing model. No options were issued under this plan subsequent to 2006.

Stock Options Summary Table

Stock options granted under the Long-Term Incentive Plan, the Employee Option Plan and the Independent Director Option Plan are amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the years ended December 31, 2009, 2008 and 2007 we incurred approximately $1.0 million, $0.6 million, and $0.2 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2009, approximately $1.1 million of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the aforementioned plans. We expect to recognize such expense over a remaining weighted average period of 2.4 years.

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2009, 2008, 2007, as well as the total options exercisable as of December 31, 2009.

	Independent Director Option Plan	Employee Option Plan	Long-Term Incentive Plan	Weighted Average Option Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
	(options in thousands)						(in thousands)
Issued and Outstanding as of December 31, 2006	80	341	—	$11.19
Granted	—	—	574	11.44	$1.41
Forfeited	—	(47)	(4)	11.04

Issued and Outstanding as of December 31, 2007	80	294	570	$11.35
Granted	—	—	1,615	8.61	$0.70
Forfeited	—	(5)	(20)	10.51

Issued and Outstanding as of December 31, 2008	80	289	2,165	$9.61
Granted	—	—	1,553	3.42	$0.55
Exercised	—	—	(140)	3.41			$297
Forfeited and/or expired	—	(100)	(404)	9.29

Issued and Outstanding as of December 31, 2009	80	189	3,174	$7.11		7.04	$2,200

Exercisable as of December 31, 2009	78	189	1,106	$8.49		7.04	$500

Warrant Purchase Agreements

Pursuant to our first and second continuous public offerings, our Former Dealer Manager earned one soliciting dealer warrant for every 25 shares of common stock sold (see Note 10 – Stockholders’ Equity for additional information). These warrants, as well as the shares issuable upon their exercise, were registered in connection with our first and second continuous public offerings. In September 2005, our board of directors approved and we issued approximately 2.2 million soliciting dealer warrants to our Former Dealer Manager representing all of the warrants our Former Dealer Manager earned in connection with both of the aforementioned offerings. We valued these warrants using the Black-Scholes option-pricing model, and based on our historical volatility, these warrants had a nominal value. Approximately 1.0 million of the outstanding soliciting dealer warrants expired in July 2007 and the remaining 1.2 million soliciting dealer warrants expired in April 2009.

Note 13. Related Party Transactions

Note Receivable with TRT-DCT Venture I

In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to our unconsolidated joint venture, TRT-DCT Industrial Joint Venture I (“TRT-DCT Venture I”). Interest is due monthly on the unpaid balance. For the years ended December 31, 2009, 2008 and 2007, we recognized interest income from this note receivable of approximately $0.9 million, $0.9 million and $0.4 million, respectively.

DCAG

During 2008, we renewed our transitional services agreement with Overhead Services, Inc., formerly DC Services, LLC, (“Overhead Services”), an affiliate of DCAG, for one year, whereby we received enumerated services, including IT services, human resources, payroll and accounts payable services for a monthly fee of approximately $72,000. Overhead Services has continued to provide us shared services in 2009 for a monthly fee of approximately $50,000.

During the years ended December 31 2009 and 2008, DCAG, and indirectly, certain of our officers and directors, through their membership interests in and/or rights to receive a portion of the net cash flows, or cash flow interests of DCAG, owned a portion of limited partnership interest in our operating partnership. As of November 10, 2009, DCAG redeemed the last of its limited partnership interest. As of December 31, 2008, DCAG owned approximately 5% of our operating partnership.

Our Former Dealer Manager

Our prior continuous public offerings of shares of common stock and our operating partnership’s private placement were managed by our Former Dealer Manager pursuant to the terms of certain dealer manager agreements. Our Former Facilitator was considered a related party as it was indirectly majority owned and/or controlled by Tom Wattles and James Mulvihill and their affiliates during the periods presented. We terminated these dealer manager agreements on October 10, 2006.

Prior to October 10, 2006, we incurred dealer manager fees and sales commissions payable to our Former Dealer Manager. Also prior to October 10, 2006, we incurred up-front fees payable to our Former Dealer Manager for dealer manager fees and sales commissions (see Note 8—Our Partnership’s Private Placement for additional information). As of December 31, 2006, all sales commissions had been re-allowed to participating broker-dealers. Such amounts were considered a cost of raising capital and as such were included as a reduction of “Additional paid-in capital” in our Consolidated Balance Sheets. Pursuant to our first and second continuous public offerings, our Former Dealer Manager earned one soliciting dealer warrant for every 25 shares sold (see Note 12—Equity Based Compensation and Warrant Purchase Agreements for additional information). No warrants were offered in our third or fourth continuous public offerings.

Our Former Facilitator

Our Former Facilitator was responsible for the facilitation of transactions associated with our operating partnership’s private placement. Prior to October 10, 2006, we paid our Former Facilitator up to 1.5% of the gross equity proceeds raised through our operating partnership’s private placement for transaction facilitation (see Note 8—Our Partnership’s Private Placement for additional information). We terminated our arrangements with our Former Facilitator on October 10, 2006. Our Former Facilitator was considered a related party as it was indirectly majority owned and/or controlled by Tom Wattles and James Mulvihill and their affiliates during the periods presented.

Note 14.  Income and Other Taxes

We operate and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2003 and all subsequent years. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a 10 year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Internal Revenue Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. As of December 31, 2009, we recorded $0.7 million in provisions for federal income taxes in our Consolidated

Financial Statements. No such provision was recorded as of December 31, 2008. We are also subject to state and local taxes and recorded $1.0 million, $0.6 million and $1.5 million of such taxes during the years ended December 31, 2009, 2008 and 2007, respectively.

In 2007, we started operations in Mexico. Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable local laws and regulations, taking into account provisions of applicable double tax treaties. During the years ended December 31, 2009 and 2008, we incurred $0.1 million and $0.2 million of foreign income taxes, respectively. No foreign income taxes were incurred in 2007.

Note 15. Segment Information

We consider each operating property to be an individual operating segment that has similar economic characteristics to all our other operating properties, which excludes the results from discontinued operations and includes results from properties held for contribution. Our management considers rental revenues and property net operating income aggregated by property type to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation, primarily related to discontinued operations (see Note 16—Discontinued Operations and Assets Held for Sale for additional information).

The following table sets forth the rental revenues and property net operating income of our property segments in continuing operations for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	Rental Revenues			Property NOI (1)
	2009	2008	2007	2009	2008	2007
Operating properties in continuing operations:
Bulk distribution	$183,525	$187,708	$190,000	$133,966	$141,967	$146,003
Light industrial and other	54,075	54,177	51,145	37,990	38,099	35,930

Total	$237,600	$241,885	$241,145	$171,956	$180,066	$181,933

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

The following table is a reconciliation of our property NOI to our reported Income (Loss) From Continuing Operations for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	2009	2008	2007
Property NOI	$171,956	$180,066	$181,933
NOI from development and redevelopment properties	1,724	1,328	1,042
Institutional capital management and other fees	2,701	2,924	2,871
Real estate related depreciation and amortization	(110,441)	(115,739)	(109,144)
Impairment losses	—	(4,314)	—
General and administrative expense	(29,224)	(21,799)	(19,547)
Equity in income of unconsolidated joint ventures, net	2,698	2,267	433
Impairment losses investments in unconsolidated joint ventures	(300)	(4,733)	—
Loss on business combinations	(10,325)	—	—
Interest expense	(52,792)	(52,997)	(60,341)
Interest income and other	1,918	1,257	4,666
Income and other taxes	(1,846)	(824)	(1,459)

Income (Loss) from Continuing Operations	$(23,931)	$(12,564)	$454

The following table is a reconciliation of our segment rental revenues to our reported consolidated total revenue for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	2009	2008	2007
Total revenue from Operating properties in continuing operations	$237,600	$241,885	$241,145
Revenues from development and redevelopment properties	3,705	3,733	1,800

Rental revenues	241,305	245,618	242,945
Institutional capital management and other fees	2,701	2,924	2,871

Total Revenues	$244,006	$248,542	$245,816

The following table reflects our total assets, net of accumulated depreciation and amortization, by property segment (in thousands).

	December 31, 2009	December 31, 2008
Property segments:
Bulk distribution	$1,769,118	$1,819,504
Light industrial and other	536,888	518,347

Total segment net assets	2,306,006	2,337,851
Development and redevelopment assets	178,462	174,082
Non-segment assets:
Properties in pre-development including land held	23,377	21,074
Non-segment cash and cash equivalents	22,941	13,967
Other non-segment assets (1)	133,506	156,869

Total Assets	$2,664,292	$2,703,843

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs and deferred acquisition costs.

Our operations in Mexico commenced in 2007. Included in rental revenues for the years ended December 31, 2009 and 2008 was approximately $4.8 million and $4.0 million, respectively, attributable to these operations.

Included in bulk segment net assets as of December 31, 2009 and 2008 was approximately $35.6 million and $38.2 million, respectively, and included in light industrial and other segment net assets as of December 31, 2009 and 2008 was approximately $21.9 million and $22.0 million, respectively, attributable to these operations.

Note 16.  Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the year ended December 31, 2009, we sold three operating properties, one in our bulk distribution segment comprised of 0.8 million square feet and two in our light industrial and other segment comprised of approximately 0.1 million square feet. During the year ended December 31, 2008, we sold one development property in our bulk distribution segment comprised of approximately 0.3 million square feet and 15 operating properties, 11 in our bulk distribution segment and four in our light industrial segment, comprised of approximately 2.3 million square feet to third parties. For the years ended December 31, 2009, 2008 and 2007 income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the years ended December 31, 2009, 2008 and 2007.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	2009	2008	2007
Rental revenues	$2,118	$9,846	$14,662
Rental expenses and real estate taxes	(193)	(1,827)	(3,400)
Real estate related depreciation and amortization	(809)	(3,865)	(6,321)
General and administrative	(220)	—	—

Operating income	896	4,154	4,941
Interest expense, net	(59)	(222)	(868)
Other income (expense)	721	(193)	—
Income and other taxes	(9)	(26)	(72)

Income before gain on dispositions of real estate	1,549	3,713	4,001
Gain on dispositions of real estate interests	1,349	21,487	12,125
Impairment losses on real estate assets held for sale	(681)	(1,699)	—

Income from discontinued operations	$2,217	$23,501	$16,126

Note 17.  Quarterly Results (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2009 (in thousands except per share information).

	For the Quarter Ended				For the Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$62,900	$59,311	$61,339	$60,456	$244,006
Total operating expenses	$48,965	$50,132	$55,426	$52,767	$207,290
Operating income	$13,935	$9,179	$5,913	$7,689	$36,716
Income (loss) from continuing operations	$4,017	$(5,657)	$(18,279)	$(4,012)	$(23,931)
Income (loss) from discontinued operations	$432	$903	$1,199	$(317)	$2,217
Gain (loss) on dispositions of real estate interests	$37	$—	$24	$(56)	$5
Net income (loss) attributable to DCT Common Stockholders	$3,827	$(3,994)	$(14,583)	$(3,835)	$(18,585)
Earnings per common share, basic and diluted
Income (loss) from continuing operations	$0.02	$(0.03)	$(0.08)	$(0.02)	$(0.11)
Income (loss) from discontinued operations	0.00	0.00	0.01	0.00	0.01
Gain (loss) on dispositions of real estate interests	0.00	0.00	0.00	0.00	0.00

Net income (loss) attributable to DCT Common Stockholders	$0.02	$(0.03)	$(0.07)	$(0.02)	$(0.10)

Basic and diluted common shares outstanding	175,661	183,783	204,433	207,291	192,900

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2008 (in thousands except per share information).

	For the Quarter Ended				For the Year Ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total revenues	$62,532	$61,155	$61,437	$63,418	$248,542
Total operating expenses	$50,004	$48,752	$46,719	$60,601	$206,076
Operating income	$12,528	$12,403	$14,718	$2,817	$42,466
Income (loss) from continuing operations	$(1,685)	$1,949	$1,971	$(14,799)	$(12,564)
Income (loss) from discontinued operations	$1,665	$16,813	$5,389	$(366)	$23,501
Gain (loss) on dispositions of real estate interests	$446	$(39)	$118	$(21)	$504
Net income (loss) attributable to DCT Common Stockholders	$384	$15,496	$6,240	$(12,634)	$9,486
Earnings per common share, basic and diluted
Income (loss) from continuing operations	$(0.01)	$0.01	$0.01	$(0.07)	$(0.06)
Income (loss) from discontinued operations	0.01	0.08	0.03	0.00	0.11
Gain (loss) on dispositions of real estate interests	0.00	0.00	0.00	0.00	0.00

Net income (loss) attributable to DCT Common Stockholders	$0.00	$0.09	$0.04	$(0.07)	$0.05

Basic common shares outstanding	168,386	171,429	172,685	174,241	171,695
Diluted common shares outstanding	168,386	171,481	172,696	174,241	171,695

Note 18—Subsequent Events

Beginning in the second quarter 2009, GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”).

We have evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through February 26, 2010, which represents the date these financial statements are being filed with the SEC. No significant recognized or non-recognized subsequent events were noted.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2009			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Newpoint I	1	—	$2,143	$12,908	$15,051	$(1,038	)(2)	$2,088	$11,925	$14,013	$(2,278)	03/31/04	1997
Southcreek	4	—	7,843	45,385	53,228	7,218		8,324	52,122	60,446	(9,317)	06/08/04/ 09/21/04	1999-2004
Eagles Landing	1	—	2,595	13,475	16,070	1,275		2,595	14,750	17,345	(4,598)	06/08/04	2003
Greenwood Parkway	1	—	1,326	3,977	5,303	580		1,461	4,422	5,883	(420)	01/00/00	1995
Breckinridge Industrial	2	—	1,950	10,159	12,109	(187	)(2)	1,950	9,972	11,922	(3,094)	10/01/04	2000
Westgate Industrial	1	—	2,140	4,801	6,941	296		2,140	5,097	7,237	(1,111)	10/01/04	1988
Westpark Industrial	2	—	2,176	6,719	8,895	1,113		2,176	7,832	10,008	(2,069)	10/01/04	1981
Cobb Industrial	2	—	1,120	5,249	6,369	154		1,120	5,403	6,523	(1,517)	10/01/04	1996
Cabot Parkway Industrial	1	—	1,102	6,617	7,719	5		1,103	6,621	7,724	(2,092)	10/01/04	2000
Atlanta NE Portolio	2	—	2,817	14,892	17,709	17		2,817	14,909	17,726	(3,795)	11/05/04	1978/1987
Lotus Cars USA	1	—	1,029	2,103	3,132	25		1,029	2,128	3,157	(754)	12/03/04	2003
Fulton Industrial Boulevard	3	7,451	1,850	13,480	15,330	680		1,850	14,160	16,010	(3,199)	07/21/05	1973-1996
Penney Road	1	2,018	401	4,145	4,546	57		401	4,202	4,603	(619)	07/21/05	2001
Southfield Parkway	1	2,561	523	3,808	4,331	(126	)(2)	523	3,682	4,205	(542)	07/21/05	1994
Livingston Court	2	4,240	919	6,878	7,797	339		919	7,217	8,136	(2,138)	07/21/05	1985
Peterson Place	4	3,387	596	6,900	7,496	304		596	7,204	7,800	(1,675)	07/21/05	1984
Oakbrook Parkway	5	9,607	1,823	17,185	19,008	1,416		1,823	18,601	20,424	(3,705)	07/21/05	1982
Regency Parkway	7	9,339	1,521	16,084	17,605	953		1,521	17,037	18,558	(3,470)	07/21/05	1984/1989
Jimmy Carter Boulevard	2	3,151	488	5,159	5,647	863		488	6,022	6,510	(1,270)	07/21/05	1984
McGinnis Ferry	1	4,165	700	6,855	7,555	1,563		691	8,427	9,118	(729)	07/21/05	1993
Northmont Parkway	4	—	3,528	20,622	24,150	1,148		3,528	21,770	25,298	(2,852)	06/09/06	1998-2000
South Royal Atlanta Drive	1	992	174	1,896	2,070	80		174	1,976	2,150	(284)	07/21/05	1986
Evergreen Boulevard	2	—	3,123	14,265	17,388	283		3,123	14,548	17,671	(2,792)	06/09/06	1999
Buford Development	1	—	1,370	7,151	8,521	1,232		1,370	8,383	9,753	(638)	03/31/06	2006

TOTAL ATLANTA MARKET	52	46,911	43,257	250,713	293,970	18,250		43,810	268,410	312,220	(54,958)
Delta Portfolio	7	25,485	8,762	36,806	45,568	2,307		8,699	39,176	47,875	(7,329)	04/12/05	1986-1993
Charwood Road	1	5,296	1,960	10,261	12,221	356		1,960	10,617	12,577	(1,688)	07/21/05	1986
Greenwood Place	2	5,260	2,566	12,918	15,484	545		2,566	13,463	16,029	(2,062)	07/21/05/ 06/09/06	1978/1984
Guilford Road	1	—	1,879	6,650	8,529	1,085		1,879	7,735	9,614	(1,097)	06/09/06	1989
Bollman Place	1	—	1,654	6,202	7,856	146		1,654	6,348	8,002	(832)	06/09/06	1986

TOTAL BALTIMORE MARKET	12	36,041	16,821	72,837	89,658	4,439		16,758	77,339	94,097	(13,008)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2009			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Binney & Smith	1	8,750	5,183	20,100	25,283	(117	)(2)	5,183	19,983	25,166	(4,703)	07/20/05	2003
High Street Portfolio	3	—	4,853	10,334	15,187	1,026		4,853	11,360	16,213	(2,507)	10/26/05	1975/1988
Independence Avenue	1	—	3,133	17,542	20,675	(209	)(2)	3,133	17,333	20,466	(1,741)	12/26/06	1999
Bobali Drive (6)	3	—	4,107	9,288	13,395	226		4,107	9,514	13,621	(1,471)	02/09/07	1998/1999

TOTAL CENTRAL PENNSYLVANIA MARKET	8	8,750	17,276	57,264	74,540	926		17,276	58,190	75,466	(10,422)
Nevada Boulevard	1	3,023	1,360	4,840	6,200	110		1,360	4,950	6,310	(722)	07/21/05	1990
Barringer Drive	1	1,760	507	4,549	5,056	162		507	4,711	5,218	(937)	07/21/05	1974
Nations Ford Road	2	2,840	3,129	14,638	17,767	1,534		3,258	16,043	19,301	(2,260)	07/21/05	2001
Empire Distribution Center	1	—	622	3,655	4,277	(32	)(2)	622	3,623	4,245	(926)	11/02/05	1997
Reames Road	1	—	611	4,026	4,637	98		611	4,124	4,735	(510)	06/09/06	1994
Carrier Drive	1	—	319	1,475	1,794	446		319	1,921	2,240	(323)	06/09/06	1988
Woodpark Drive	3	—	1,010	6,757	7,767	82		1,010	6,839	7,849	(872)	06/09/06	1985-1987

TOTAL CHARLOTTE MARKET	10	7,623	7,558	39,940	47,498	2,400		7,687	42,211	49,898	(6,550)
Mallard Lake (6)	1	—	2,561	8,809	11,370	14		2,561	8,823	11,384	(2,231)	10/29/03	2000
Mission Street	1	—	1,765	2,377	4,142	214		1,765	2,591	4,356	(386)	01/00/00	1991
Veterans Parkway	1	—	2,108	—	2,108	7,697		2,108	7,697	9,805	(1,221)	01/00/00	2005
Blackhawk Portfolio	5	—	6,671	40,877	47,548	1,261		6,667	42,142	48,809	(9,918)	06/13/05	1974/1987
East Fabyan Parkway	1	5,230	1,790	10,929	12,719	742		1,790	11,671	13,461	(2,112)	07/21/05	1975
Frontenac Road	1	3,920	1,647	5,849	7,496	(1,093	)(2)	1,647	4,756	6,403	(1,049)	07/21/05	1995
South Wolf Road	1	9,084	4,836	18,794	23,630	422		4,836	19,216	24,052	(4,815)	07/21/05	1982
Laramie Avenue (6)	1	4,870	1,442	7,985	9,427	555		1,412	8,570	9,982	(1,597)	07/21/05	1972
West 123rd Place	1	2,847	644	5,935	6,579	5		644	5,940	6,584	(1,176)	07/21/05	1975
Lunt Avenue	1	—	1,620	1,988	3,608	250		1,620	2,238	3,858	(413)	03/17/06	2005
Mitchell Court	1	5,240	5,036	8,578	13,614	525		5,036	9,103	14,139	(1,289)	05/01/07	1985

TOTAL CHICAGO MARKET	15	31,191	30,120	112,121	142,241	10,592		30,086	122,747	152,833	(26,207)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2009			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Park West	6	14,262	10,441	63,682	74,123	(3,158	)(2)	10,319	60,646	70,965	(14,015)	12/15/03/ 06/08/04	1997-2003
Northwest Business Center	1	—	299	4,486	4,785	394		299	4,880	5,179	(2,965)	05/03/04	1995
New Buffington Road	2	4,059	1,618	8,500	10,118	3,697		1,618	12,197	13,815	(2,041)	07/21/05	1981
Olympic Boulevard	3	7,350	2,096	11,788	13,884	1,575		2,096	13,363	15,459	(2,866)	07/21/05	1989
Mineola Pike	1	2,653	625	4,642	5,267	115		625	4,757	5,382	(863)	07/21/05	1983
Industrial Road	2	2,740	629	3,344	3,973	834		628	4,179	4,807	(842)	07/21/05	1987
Dolwick Drive	1	2,857	579	4,670	5,249	267		579	4,937	5,516	(1,080)	07/21/05	1979
Best Place	1	3,540	1,131	5,516	6,647	1,906		1,131	7,422	8,553	(1,256)	07/21/05	1996
Distribution Circle	1	3,200	688	6,838	7,526	915		688	7,753	8,441	(1,199)	07/21/05	1981
Creek Road	1	—	377	4,925	5,302	(119	)(2)	377	4,806	5,183	(931)	06/09/06	1983
Power Line Drive	1	—	70	261	331	(9	)(2)	70	252	322	(28)	06/09/06	1984
Foundation Drive	7	—	1,087	5,435	6,522	22		1,087	5,457	6,544	(866)	06/09/06	1984-1987
Jamilke Drive	7	—	1,417	9,524	10,941	301		1,417	9,825	11,242	(1,506)	06/09/06	1984-1987

TOTAL CINCINNATI MARKET	34	40,661	21,057	133,611	154,668	6,740		20,934	140,474	161,408	(30,458)
Commodity Boulevard	2	20,849	3,891	36,799	40,690	857		3,891	37,656	41,547	(7,882)	07/21/05	2000/2005
Industrial Drive	1	4,350	683	7,136	7,819	(480	)(2)	683	6,656	7,339	(974)	07/21/05	1995
Zane Trace Drive	1	—	288	3,091	3,379	136		288	3,227	3,515	(659)	03/14/06	1980
Rickenbacker	2	10,131	3,532	34,172	37,704	(198	)(2)	3,532	33,974	37,506	(5,121)	04/13/06	1998/2000
Creekside	4	—	5,210	52,437	57,647	1,245		5,210	53,682	58,892	(9,077)	05/19/06	1999-2002
SouthPark	3	—	1,628	13,504	15,132	(22	)(2)	1,628	13,482	15,110	(1,936)	05/19/06	1990-1999
Mohawk	1	8,096	1,839	12,391	14,230	534		2,304	12,460	14,764	(1,484)	08/08/07	2004

TOTAL COLUMBUS MARKET	14	43,426	17,071	159,530	176,601	2,072		17,536	161,137	178,673	(27,133)
DFW H	1	6,190	981	10,392	11,373	(348	)(2)	981	10,044	11,025	(3,053)	12/15/03	1999
Pinnacle (6)	1	5,555	521	9,683	10,204	332		521	10,015	10,536	(2,227)	12/15/03	2001
Market Industrial	5	—	1,481	15,507	16,988	41		1,481	15,548	17,029	(3,501)	10/01/04	1981/1985
Shiloh Industrial	1	—	459	4,173	4,632	368		459	4,541	5,000	(1,441)	10/01/04	1973/1984
Perimeter Industrial	2	—	261	2,901	3,162	(88	)(2)	261	2,813	3,074	(742)	10/01/04	1979
Avenue R Industrial I	1	—	189	2,231	2,420	15		189	2,246	2,435	(568)	10/01/04	1980
Avenue R Industrial II	1	—	271	1,139	1,410	284		271	1,423	1,694	(361)	10/01/04	1980
Westfork Center Industrial	3	—	503	5,977	6,480	628		503	6,605	7,108	(1,676)	10/01/04	1980
Coasters Distribution Center	1	—	1,380	14,504	15,884	962		1,380	15,466	16,846	(5,499)	12/03/04	2004
Diplomat Drive	1	—	532	3,136	3,668	2,130		532	5,266	5,798	(1,084)	05/26/05	1986
North 28th Street	1	3,254	—	6,145	6,145	(83	)(2)	—	6,062	6,062	(1,714)	07/21/05	2000
Esters Boulevard	5	27,393	2,428	50,618	53,046	1,562		2,870	51,738	54,608	(12,327)	07/21/05	1984-1999
Royal Lane	1	1,918	—	3,200	3,200	2		—	3,202	3,202	(632)	07/21/05	1986
West Story Drive	1	2,700	777	4,646	5,423	354		777	5,000	5,777	(1,116)	07/21/05	1997
Meridian Drive	1	2,535	410	4,135	4,545	1,238		410	5,373	5,783	(1,439)	07/21/05	1975

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2009			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Gateway Drive	1	1,472	463	2,152	2,615	481		463	2,633	3,096	(386)	07/21/05	1988
Valwood Parkway	3	8,875	2,271	15,351	17,622	782		2,271	16,133	18,404	(3,755)	07/21/05	1984/1996
108th Street	1	460	83	899	982	(54	)(2)	83	845	928	(179)	07/21/05	1972
Sanden Drive	1	1,138	207	2,258	2,465	10		207	2,268	2,475	(583)	07/21/05	1994
North Great Southwest Parkway	2	2,896	1,384	3,727	5,111	1,664		1,904	4,871	6,775	(1,141)	07/21/05	1963/1964
Webb Chapel Road	1	514	110	732	842	(569	)(2)	110	163	273	(59)	07/21/05	1978
Belt Line Road	6	4,766	1,167	7,811	8,978	899		1,167	8,710	9,877	(2,107)	07/21/05	1978
Springlake Road	2	2,720	534	4,457	4,991	215		534	4,672	5,206	(1,287)	07/21/05	1984
Hurd Drive (6)	1	1,760	420	2,332	2,752	20		420	2,352	2,772	(337)	07/21/05	1982
Champion Drive	1	1,660	672	2,598	3,270	331		672	2,929	3,601	(448)	07/21/05	1984
GSW Gateway Three	1	5,240	1,669	11,622	13,291	1		1,669	11,623	13,292	(2,345)	01/13/06	2001

TOTAL DALLAS MARKET	46	81,046	19,173	192,326	211,499	11,177		20,135	202,541	222,676	(50,007)
Interpark 70	1	4,901	1,383	7,566	8,949	165		1,383	7,731	9,114	(2,434)	09/30/04	1998

TOTAL DENVER MARKET	1	4,901	1,383	7,566	8,949	165		1,383	7,731	9,114	(2,434)
Sanmina Building	1	—	2,246	3,172	5,418	131		2,246	3,303	5,549	(261)	09/28/07	2006
BDT Building	1	—	1,111	1,983	3,094	72		1,189	1,977	3,166	(174)	10/18/07	1999
Ryder Building	1	—	1,326	3,210	4,536	(1	)(2)	1,326	3,209	4,535	(227)	10/18/07	2007

TOTAL GUADALAJARA MARKET	3	—	4,683	8,365	13,048	202		4,761	8,489	13,250	(662)
West by Northwest	1	—	1,033	7,564	8,597	(786	)(2)	1,033	6,778	7,811	(1,505)	10/30/03	1997
Bondesen Business. Park	7	—	1,007	23,370	24,377	120		1,007	23,490	24,497	(7,197)	06/03/04	2001/2002
Beltway 8 Business Park	7	—	1,679	25,565	27,244	(30	)(2)	1,679	25,535	27,214	(7,525)	06/03/04/ 07/01/05	2001/2003
Corporate Industrial	2	—	613	3,989	4,602	225		613	4,214	4,827	(1,054)	10/01/04	1981
Reed Industrial	1	—	568	6,331	6,899	249		568	6,580	7,148	(2,977)	10/01/04	1973
Julie Rivers Industrial	2	—	272	3,123	3,395	309		272	3,432	3,704	(1,197)	10/01/04	1982
Wynwood Industrial	1	—	180	1,634	1,814	7		180	1,641	1,821	(399)	10/01/04	1980
Wynpark Industrial	1	—	154	1,404	1,558	34		154	1,438	1,592	(428)	10/01/04	1966
Siber Industrial	1	—	742	4,644	5,386	(475	)(2)	742	4,169	4,911	(1,284)	10/01/04	1966
Greenbriar Industrial	1	—	1,200	7,998	9,198	1,902		1,200	9,900	11,100	(2,753)	10/01/04	1981
Greens Crossing	3	6,657	1,225	10,202	11,427	161		1,225	10,363	11,588	(1,801)	07/01/05	1998-2000

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2009			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Willowbrook	4	7,860	1,274	12,842	14,116	738		1,274	13,580	14,854	(2,687)	07/01/05	1998/2000
Gateway at Central Green	2	—	1,079	9,929	11,008	415		1,079	10,344	11,423	(1,791)	09/20/05	2001
Fairbanks Center	1	—	707	5,205	5,912	195		707	5,400	6,107	(802)	03/27/06	1999
Bondesen North	4	—	3,345	11,030	14,375	61		3,345	11,091	14,436	(1,523)	06/08/07	2006
Northwest Place	1	—	1,821	11,406	13,227	1,161		1,821	12,567	14,388	(1,740)	06/14/07	1997
8701 Warehouse Center Drive	1	—	1,296	6,782	8,078	6		1,296	6,788	8,084	(741)	12/03/07	2006

TOTAL HOUSTON MARKET	40	14,517	18,195	153,018	171,213	4,292		18,195	157,310	175,505	(37,404)
Plainfield	2	—	3,095	31,369	34,464	(221	)(2)	3,095	31,148	34,243	(6,123)	12/22/03	1997/2000
Handleman Building	1	—	2,200	11,239	13,439	304		2,200	11,543	13,743	(2,712)	12/15/05	1995
Franklin Road	3	—	2,292	11,949	14,241	2,556		2,292	14,505	16,797	(2,687)	02/27/06	1973
Perry Road	1	—	1,106	7,268	8,374	38		1,106	7,306	8,412	(857)	10/10/07	1995

TOTAL INDIANAPOLIS MARKET	7	—	8,693	61,825	70,518	2,677		8,693	64,502	73,195	(12,379)
Midpoint Drive	1	—	1,235	11,690	12,925	414		1,435	11,904	13,339	(1,360)	07/03/07	2006

TOTAL KANSAS CITY MARKET	1	—	1,235	11,690	12,925	414		1,435	11,904	13,339	(1,360)
Trade Pointe III	1	5,075	1,020	7,240	8,260	(916	)(2)	1,020	6,324	7,344	(1,331)	09/28/04	2001
Riverport	1	—	1,279	8,812	10,091	204		1,279	9,016	10,295	(2,573)	05/03/04	1996
Freeport	1	—	2,523	18,693	21,216	336		2,523	19,029	21,552	(2,929)	03/14/07	1999
Louisville Logistics Center	1	5,763	2,177	11,932	14,109	(14	)(2)	2,177	11,918	14,095	(1,529)	10/12/07	2002

TOTAL LOUISVILLE MARKET	4	10,838	6,999	46,677	53,676	(390	)(2)	6,999	46,287	53,286	(8,362)
Chickasaw	2	—	1,141	13,837	14,978	(520	)(2)	1,141	13,317	14,458	(3,229)	07/22/03	2000/2002
Panattoni Memphis Portfolio	7	36,206	18,088	114,739	132,827	4,843		18,088	119,582	137,670	(29,002)	02/05/05- 05/13/05	1997-2003
Memphis Distriplex	1	4,376	1,525	10,444	11,969	(84	)(2)	1,525	10,360	11,885	(2,470)	06/13/05	2000

TOTAL MEMPHIS MARKET	10	40,582	20,754	139,020	159,774	4,239		20,754	143,259	164,013	(34,701)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2009			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Miami Service Center	1	—	1,110	3,811	4,921	659		1,110	4,470	5,580	(1,237)	04/07/05	1987
Miami Commerce Center	1	4,816	3,050	10,769	13,819	(901	)(2)	3,050	9,868	12,918	(1,322)	04/13/05	1991
Northeast 12 Terrace	1	2,475	1,169	6,088	7,257	36		1,169	6,124	7,293	(2,287)	07/21/05	1974
Northwest 70th Avenue	2	—	10,025	16,936	26,961	4,285		10,025	21,221	31,246	(3,828)	06/09/06	1972/1976
North Andrews Avenue	1	—	6,552	6,101	12,653	244		6,552	6,345	12,897	(955)	06/09/06	1999

TOTAL MIAMI MARKET	6	7,291	21,906	43,705	65,611	4,323		21,906	48,028	69,934	(9,629)
Minnesota Valley	3	—	3,764	22,039	25,803	692		3,764	22,731	26,495	(3,143)	04/13/06	1998-2000

TOTAL MINNEAPOLIS MARKET	3	—	3,764	22,039	25,803	692		3,764	22,731	26,495	(3,143)
Nexxus (6)	4	—	6,341	17,446	23,787	6,615		7,301	23,101	30,402	(1,645)	11/16/07	2007

TOTAL MONTERREY MARKET	4	—	6,341	17,446	23,787	6,615		7,301	23,101	30,402	(1,645)
Bridgestone/Firestone (6)	1	—	2,545	21,939	24,484	5,425		2,545	27,364	29,909	(6,063)	06/09/03	2005
Mid South Logistics Center	1	12,045	1,772	18,288	20,060	148		1,772	18,436	20,208	(5,410)	06/29/04	2001
Eastgate	1	—	1,445	13,352	14,797	(1,595	)(2)	1,445	11,757	13,202	(2,381)	03/19/04	2002
Logistics Way	1	—	621	17,763	18,384	3		621	17,766	18,387	(386)	09/28/09	2007
Rockdale Distribution Center	1	—	2,940	12,188	15,128	(703	)(2)	2,940	11,485	14,425	(1,497)	12/28/05	2005

TOTAL NASHVILLE MARKET	5	12,045	9,323	83,530	92,853	3,278		9,323	86,808	96,131	(15,737)
Brunswick Avenue	1	9,931	3,665	16,380	20,045	126		3,665	16,506	20,171	(2,106)	07/21/05	1986
Campus Drive	1	2,714	1,366	4,841	6,207	1,103		1,366	5,944	7,310	(988)	07/21/05	1975
Dendreon Building	1	—	4,940	8,026	12,966	(6	)(2)	4,940	8,020	12,960	(1,642)	12/28/05	1988
Rockaway	3	—	5,881	12,521	18,402	835		5,881	13,356	19,237	(2,648)	12/29/05	1974
Lake Drive	1	5,159	1,699	6,898	8,597	437		1,699	7,335	9,034	(1,166)	05/25/06	1988
452 Business Center	2	3,880	2,298	7,311	9,609	(90	)(2)	2,298	7,221	9,519	(1,585)	06/06/06	1990

TOTAL NEW JERSEY MARKET	9	21,684	19,849	55,977	75,826	2,405		19,849	58,382	78,231	(10,135)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2009			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Eden Rock Industrial	2	—	1,943	4,746	6,689	297		1,943	5,043	6,986	(1,251)	10/01/04	1973
Bayside Distribution Center	2	10,753	6,875	15,254	22,129	(438	)(2)	6,875	14,816	21,691	(4,178)	11/03/04	1998/2000
California Logistics Centre	1	—	5,672	20,499	26,171	347		5,672	20,846	26,518	(4,186)	04/21/06	2001
Cherry Street	3	—	12,584	24,582	37,166	669		12,584	25,251	37,835	(4,285)	06/09/06	1960/1990
Pike Lane (6)	3	—	2,880	8,328	11,208	71		2,880	8,399	11,279	(1,349)	06/09/06	1982
South Vasco Road	1	—	2,572	14,809	17,381	218		2,572	15,027	17,599	(2,587)	06/09/06	1999
McLaughlin Avenue	1	—	3,424	5,507	8,931	31		3,424	5,538	8,962	(856)	06/09/06	1975
Park Lane	5	—	10,977	17,216	28,193	(47	)(2)	10,977	17,169	28,146	(3,419)	06/09/06	1960/1966
Valley Drive	4	—	11,238	14,244	25,482	459		11,238	14,703	25,941	(2,727)	06/09/06	1960/1971
Old Country Road	1	—	1,557	1,503	3,060	(54	)(2)	1,557	1,449	3,006	(286)	06/09/06	1969
Cypress Lane	1	—	2,211	2,196	4,407	415		2,211	2,611	4,822	(565)	06/09/06	1970
Mira Loma	1	—	7,919	6,668	14,587	32		7,919	6,700	14,619	(241)	01/00/00	1997
Fite Court	1	—	5,316	15,499	20,815	61		5,316	15,560	20,876	(2,393)	12/28/06	2003

TOTAL NORTHERN CALIFORNIA MARKET	26	10,753	75,168	151,051	226,219	2,061		75,168	153,112	228,280	(28,323)
Cypress Park East	2	9,725	2,627	13,055	15,682	(87	)(2)	2,627	12,968	15,595	(2,674)	10/22/04	2000
East Landstreet Road	3	—	2,251	11,979	14,230	(245	)(2)	2,251	11,734	13,985	(1,469)	06/09/06	1997/2000
Boggy Creek Road	6	—	6,982	22,646	29,628	443		6,982	23,089	30,071	(3,117)	06/09/06	1993-2002
American Way	1	—	3,603	8,667	12,270	1		3,603	8,668	12,271	(1,099)	08/16/07	1997

TOTAL ORLANDO MARKET	12	9,725	15,463	56,347	71,810	112		15,463	56,459	71,922	(8,359)
North Industrial	2	5,291	4,566	15,899	20,465	2,382		4,566	18,281	22,847	(4,987)	10/01/04	1995/1999
South Industrial I	2	4,415	2,876	14,120	16,996	347		2,829	14,514	17,343	(4,258)	10/01/04	1987/1989
South Industrial II	1	—	1,235	4,902	6,137	(375	)(2)	1,235	4,527	5,762	(1,694)	10/01/04	1990
West Southern Industrial	1	—	555	3,376	3,931	(116	)(2)	555	3,260	3,815	(834)	10/01/04	1984
West Geneva Industrial	3	—	413	2,667	3,080	359		413	3,026	3,439	(655)	10/01/04	1981
West 24th Industrial	2	—	870	4,575	5,445	679		870	5,254	6,124	(1,317)	10/01/04	1979/1980
Sky Harbor Transit Center	1	—	2,534	7,597	10,131	(156	)(2)	2,534	7,441	9,975	(2,144)	11/24/04	2002
States Logistics Center	1	—	1,690	5,643	7,333	(15	)(2)	1,690	5,628	7,318	(643)	12/05/05	1988
Roosevelt Distribution Center	1	2,068	1,154	6,441	7,595	(248	)(2)	1,154	6,193	7,347	(890)	05/19/06	1988

TOTAL PHOENIX MARKET	14	11,774	15,893	65,220	81,113	2,857		15,846	68,124	83,970	(17,422)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2009			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property			Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Rittiman Business Park	15	—	6,737	40,935	47,672	4,007		6,823	44,856	51,679	(8,397)	06/03/04/12/07/06	1976-2000

TOTAL SAN ANTONIO MARKET	15	—	6,737	40,935	47,672	4,007		6,823	44,856	51,679	(8,397)
Garo Logistics Building	1	—	565	2,638	3,203	(17	)(2)	565	2,621	3,186	(227)	08/15/07	2006

TOTAL SAN LUIS POTOSI MARKET	1	—	565	2,638	3,203	(17)		565	2,621	3,186	(227)
Industry Drive North	2	9,868	5,753	16,039	21,792	1		5,753	16,040	21,793	(2,933)	07/21/05	1996
South 228th Street (6)	1	8,031	3,025	13,694	16,719	(2	)(2)	3,025	13,692	16,717	(1,978)	07/21/05	1996/1997
64th Avenue South	1	6,474	3,345	9,335	12,680	1,253		3,345	10,588	13,933	(2,383)	07/21/05	1996
South 192nd Street	1	2,288	1,286	3,433	4,719	(36	)(2)	1,286	3,397	4,683	(500)	07/21/05	1986
South 212th Street	1	—	3,095	10,253	13,348	(552	)(2)	3,095	9,701	12,796	(1,355)	08/01/05	1996
Southwest 27th Street	1	7,570	4,583	8,353	12,936	27		4,583	8,380	12,963	(2,299)	07/21/05	1995

TOTAL SEATTLE MARKET	7	34,231	21,087	61,107	82,194	691		21,087	61,798	82,885	(11,448)
Foothill Business Center	3	—	13,315	9,112	22,427	31		13,315	9,143	22,458	(2,434)	12/09/04	2000
Rancho Technology Park	1	—	2,790	7,048	9,838	137		2,790	7,185	9,975	(1,941)	10/16/03	2002
East Slauson Avenue	3	12,010	5,499	14,775	20,274	1,920		5,499	16,695	22,194	(3,120)	07/21/05	1962/1976
Airport Circle	1	5,490	3,098	8,368	11,466	1,159		3,098	9,527	12,625	(1,180)	07/21/05	1992
Cota Street	1	4,453	2,802	7,624	10,426	808		2,802	8,432	11,234	(1,831)	07/21/05	1987
Sycamore Canyon	1	—	1,888	22,177	24,065	—		3,232	20,833	24,065	(407)	09/09/09	2007
Twin Oaks Valley Road	2	3,998	1,815	7,855	9,670	56		1,815	7,911	9,726	(1,450)	07/21/05	1978/1988
Meyer Canyon	1	—	5,314	9,929	15,243	1,813		5,609	11,447	17,056	(999)	06/30/06	2001

TOTAL SOUTHERN CALIFORNIA MARKET	13	25,951	36,521	86,888	123,409	5,924		38,160	91,173	129,333	(13,362)
Tijuana Portfolio (6)	3	—	2,746	7,977	10,723	147		2,746	8,124	10,870	(733)	12/06/07	1989/1992

TOTAL TIJUANA MARKET	3	—	2,746	7,977	10,723	147		2,746	8,124	10,870	(733)

SUB TOTAL CONSOLIDATED OPERATING PROPERTIES	375	499,941	469,638	2,141,363	2,611,001	101,290		474,443	2,237,848	2,712,291	(444,605)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Number of Buildings	Encum- brances (4)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2009			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property			Land	Building & Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(5)
Properties under redevelopment	4	8,656					6,503	35,545	42,048	(3,739)
Properties under development	16	—					22,289	116,409	138,698	(2,898)
Properties in pre-development including land held	0	—					16,250	7,127	23,377	—

GRAND TOTAL CONSOLIDATED	395	$508,597					$519,485	$2,396,929	$2,916,414	$(451,242)

(1)	Included in Building & Improvements are intangible lease assets.
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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

(3)	As of December 31, 2009, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.5 billion.

(4)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2009:

Total per Schedule III	$508,597
Premiums, net of amortization	3,118

Total mortgage notes	$511,715

(5)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2009 is as follows:

Investments in properties:
Balance at beginning of year	$2,897,861
Acquisition of properties	82,049
Improvements, including development properties	46,914
Divestiture of properties	(33,311)
Intangible write offs	(74,294)
Impairments	(330)
Other adjustments	(2,475)

Balance at end of year	$2,916,414

Accumulated depreciation:
Balance at beginning of year	$417,404
Depreciation and amortization expense, including discontinued operations	113,618
Divestiture of properties	(5,486)
Intangible write offs	(74,294)

Balance at end of year	$451,242

(6)

Occasionally our leases contain certain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. These buildings, or a building included in the business park are subject to such an agreement.

EXHIBIT INDEX

Exhibit Number	Description
*2.1	Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

*3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

*3.2	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

*10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2007)

*10.2	Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 13, 2006)

*10.3	Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 3, 2007 (incorporated by reference to Exhibit 99.2 to Form S-3ASR Registration Statement, Commission File No. 333-145253)

*10.4	Fourth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated December 1, 2008

*10.5	DCT Industrial Trust Inc. Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2007)

*10.6	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

*10.7	Amended and Restated Unsecured Revolving Credit Agreement, dated as of December 15, 2006, among DCT Industrial Trust Inc. and the banks identified therein and JP Morgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association as syndication agent, and LaSalle Bank National Association, PNC Bank, National Association and Wells Fargo Bank, National Association, as documentation agents and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 11, 2008)

*10.8	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2009)

*10.9	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Stuart B. Brown (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2009)

*10.10	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 13, 2009)

*10.11	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 13, 2009)

*10.12	Separation Agreement, dated as of September 8, 2009, by and between the Company and James D. Cochran (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed on September 8, 2009)

E-1

Exhibit Number	Description
+10.13	Change of Control Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Stephen K. Schutte

+10.14	Change of Control Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Matthew T. Murphy

*10.15	DCT Industrial Trust Inc. Multi-Year Outperformance Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2010)

+21.1	List of Subsidiaries

+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 26, 2010

+23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm, dated February 26, 2010

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

++32.1	Section 1350 Certification of Principal Executive Officer

++32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.
++	Furnished herewith
*	Previously filed.

E-2