Form 10-Q
period 2010-03-31
DCT Industrial Trust Inc.
filed 2010-05-06
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 211,158,582 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Index to Form 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests for the Three Months Ended March 31, 2010 (unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Removed and Reserved	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

SIGNATURES		41

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Land	$524,553	$519,485
Buildings and improvements	2,252,190	2,219,826
Intangible lease assets	107,433	116,243
Construction in progress	32,474	60,860

Total Investment in Properties	2,916,650	2,916,414
Less accumulated depreciation and amortization	(471,234)	(451,242)

Net Investment in Properties	2,445,416	2,465,172
Investments in and advances to unconsolidated joint ventures	110,270	111,238

Net Investment in Real Estate	2,555,686	2,576,410
Cash and cash equivalents	8,674	19,120
Notes receivable	17,464	19,084
Deferred loan costs, net	2,444	4,919
Straight-line rent and other receivables, net of allowance for doubtful accounts of $2,153 and $2,226, respectively	30,540	31,607
Other assets, net	11,711	13,152

Total Assets	$2,626,519	$2,664,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$25,485	$36,261
Distributions payable	16,635	16,527
Tenant prepaids and security deposits	18,636	19,451
Other liabilities	6,828	5,759
Intangible lease liability, net	5,499	5,946
Line of credit	88,000	—
Senior unsecured notes	625,000	625,000
Mortgage notes	417,882	511,715

Total Liabilities	1,203,965	1,220,659

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 209,624,037 and 208,046,167 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,096	2,080
Additional paid-in capital	1,829,349	1,817,654
Distributions in excess of earnings	(613,029)	(591,087)
Accumulated other comprehensive loss	(11,195)	(11,012)

Total Stockholders’ Equity	1,207,221	1,217,635
Noncontrolling interests	215,333	225,998

Total Equity	1,422,554	1,443,633

Total Liabilities and Equity	$2,626,519	$2,664,292

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Rental revenues	$57,990	$62,233
Institutional capital management and other fees	640	667

Total Revenues	58,630	62,900

OPERATING EXPENSES:
Rental expenses	8,786	8,668
Real estate taxes	9,280	8,673
Real estate related depreciation and amortization	28,594	26,156
General and administrative	5,652	5,468

Total Operating Expenses	52,312	48,965

Operating Income	6,318	13,935
OTHER INCOME AND EXPENSE:
Equity in income (loss) of unconsolidated joint ventures, net	(611)	4,180
Interest expense	(12,788)	(13,341)
Interest income and other income (expense)	(863)	134
Income and other taxes	(238)	(891)

Income (Loss) From Continuing Operations	(8,182)	4,017
Income (loss) from discontinued operations	(54)	432

Income (Loss) Before Gain On Dispositions Of Real Estate Interests	(8,236)	4,449
Gain on dispositions of real estate interests	16	37

Consolidated Net Income (Loss)	(8,220)	4,486
Net (income) loss attributable to noncontrolling interests	997	(659)

Net Income (Loss) Attributable to DCT Common Stockholders	$(7,223)	$3,827

EARNINGS PER COMMON SHARE – BASIC:
Income (Loss) From Continuing Operations	$(0.04)	$0.02
Income (loss) from discontinued operations	0.00	0.00
Gain on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.04)	$0.02

EARNINGS PER COMMON SHARE – DILUTED:
Income (Loss) From Continuing Operations	$(0.04)	$0.02
Income (loss) from discontinued operations	0.00	0.00
Gain on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.04)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	208,350	175,661

Diluted	208,350	175,661

AMOUNTS ATTRIBUTABLE TO DCT COMMON STOCKHOLDERS:
Income (Loss) From Continuing Operations	$(7,189)	$3,431
Income from discontinued operations	(48)	365
Gain on dispositions of real estate interests	14	31

Net Income (Loss) Attributable to DCT Common Stockholders	$(7,223)	$3,827

Distributions declared per common share	$0.07	$0.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Three Months Ended March 31, 2010

(unaudited, in thousands)

		DCT Industrial Trust Inc. and Subsidiaries
		Common Stock		Additional Paid-in	Distributions In Excess of	Accumulated Other Compre-hensive	Non-controlling

	Total Equity	Shares	Amount	Capital	Earnings	Loss	Interests
Balance at December 31, 2009	$1,443,633	208,046	$2,080	$1,817,654	$(591,087)	$(11,012)	$225,998

Comprehensive income (loss):
Net loss	(8,220)	—	—	—	(7,223)	—	(997)
Net unrealized loss on cash flow hedging derivatives	(1,305)	—	—	—	—	(1,158)	(147)
Realized losses related to hedging activities	931	—	—	—	—	826	105
Amortization of cash flow hedging derivatives	222	—	—	—	—	197	25
Allocation of interests	—	—	—	—	—	(48)	48

Comprehensive income (loss)	(8,372)				(7,223)	(183)	(966)

Issuance of common stock, net of offering costs	2,988	580	6	2,982	—	—	—
Issuance of common stock, stock based compensation plans	—	73	1	(1)	—	—	—
Amortization of stock-based compensation	1,136	—	—	409	—	—	727
Distributions to common stockholders and noncontrolling interests	(16,683)	—	—	—	(14,719)	—	(1,964)
Partner contributions to noncontrolling interests	160	—	—	—	—	—	160
Purchase of subsidiary shares from noncontrolling interests	—	—	—	281	—	—	(281)
Redemptions of noncontrolling interests	(308)	925	9	8,024	—	—	(8,341)

Balance at March 31, 2010	$1,422,554	209,624	$2,096	$1,829,349	$(613,029)	$(11,195)	$215,333

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(8,220)	$4,486
Adjustments to reconcile net income (loss) to net cash provided by operating: ctivities:
Real estate related depreciation and amortization	28,594	26,455
Gain on dispositions of real estate interests	—	79
Gain on dispositions of non-depreciated real estate	(11)	(113)
Distributions of earnings from unconsolidated joint ventures	721	975
Equity in (income) loss of unconsolidated joint ventures, net	611	(4,180)
Stock-based compensation and other	2,627	1,909
Changes in operating assets and liabilities:
Other receivables and other assets	1,569	4,701
Accounts payable, accrued expenses and other liabilities	(6,491)	(14,226)

Net cash provided by operating activities	19,400	20,086

INVESTING ACTIVITIES:
Real estate acquisitions	(1,654)	(589)
Capital expenditures and development activities	(13,021)	(8,349)
Decrease in deferred acquisition costs and deposits	(226)	(220)
Proceeds from dispositions of real estate investments, net	—	1,042
Investments in unconsolidated joint ventures	(337)	(276)
Distributions from investments in unconsolidated joint ventures	—	3,506
Repayment of notes receivable	1,620	15
Other investing activities	2,309	(20)

Net cash used in investing activities	(11,309)	(4,891)

FINANCING ACTIVITIES:
Net proceeds from lines of credit	88,000	—
Principal payments on mortgage notes	(93,590)	(1,727)
Decrease in deferred loan costs	788	—
Issuance of common stock	3,182	—
Offering costs for issuance of common stock and OP Units	(194)	—
Redemption of OP Units	(308)	(254)
Distributions to common stockholders	(14,581)	(14,024)
Distributions to noncontrolling interests	(1,994)	(2,677)
Contributions from noncontrolling interests	160	43

Net cash used in financing activities	(18,537)	(18,639)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,446)	(3,444)
CASH AND CASH EQUIVALENTS, beginning of period	19,120	19,681

CASH AND CASH EQUIVALENTS, end of period	$8,674	$16,237

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$11,783	$12,352
Supplemental Disclosures of Non-Cash Activities
Redemptions of OP Units settled in shares of common stock	$8,315	$7,211

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

As of March 31, 2010, we owned interests in, managed, or had under development 450 industrial real estate buildings comprised of approximately 75.4 million square feet. Our portfolio of consolidated operating properties consisted of 375 industrial real estate buildings, including 220 bulk distribution properties, 113 light industrial properties and 42 service center properties which comprised approximately 52.9 million square feet and was 85.3% occupied as of March 31, 2010. We also consolidated 15 development properties and four redevelopment properties as of March 31, 2010. In addition, as of March 31, 2010, we had ownership interests ranging from 4% to 20% in unconsolidated institutional capital management joint ventures, or funds, that owned 45 properties comprised of approximately 14.1 million square feet, and investments in other joint ventures owning two unconsolidated operating properties and eight unconsolidated development properties.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2009 and related notes thereto as filed on Form 10-K on February 26, 2010.

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

We analyze our joint ventures in accordance with new accounting standards (as discussed in more detail later in this Note) to determine whether they are VIE’s and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our Consolidated Financial Statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.

Reclassifications

Certain items in our Consolidated Financial Statements for 2009 have been reclassified to conform to the 2010 presentation.

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

Discontinued Operations

We classify certain properties and related assets and liabilities as held for sale when certain criteria are met (see Note 12 –Discontinued Operations for additional information). At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell. The operating results of such properties are presented in “Income from discontinued operations” in current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in “Income from discontinued operations.” Gains on sales of real estate assets are recognized if the specific transaction terms and any continuing involvement in the form of management or financial assistance meet the various sale recognition criteria as defined by GAAP. If the criteria are not met, we defer the gain until such time that the criteria for sale recognition have been met. Net gains on sales and any impairment losses associated with assets held for sale are presented in “Income from discontinued operations” when recognized.

Fair Value

The Financial Accounting Standards Board (“FASB”) issued guidance related to accounting for fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market. This guidance provides a framework of how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements and emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, our fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on management’s own assumptions, as there is little, if any, related observable market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

We have certain properties which we have acquired or removed from service with the intention to redevelop the property. Buildings under redevelopment require significant construction activities prior to being placed back into service. Additionally, we may acquire, develop, or redevelop certain properties with the intention to contribute the property to an institutional capital management joint venture, in which we may retain ownership in or manage the assets of the joint venture. We refer to these properties as held for contribution. We generally do not depreciate properties classified as redevelopment or held for contribution until the date that the redevelopment properties are ready for their intended use or the property held for contribution no longer meets the GAAP criteria to be classified as held for sale.

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

Impairment of Real Estate Assets

Real estate assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable and at least annually. Examples of such changes in circumstances include the point at which we deem a building to be held for sale or a building remains vacant significantly longer than expected. For real estate assets that we intend to hold long-term, the recoverability is based on the estimated future undiscounted cash flows. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset. Real estate assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell.

The determination of fair value involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in our Consolidated Financial Statements.

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

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture if the recognition criteria have been met. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in income (loss) of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. Prior to January 1, 2009, we classified all derivatives in Level 2 of the fair value hierarchy. During the first quarter of 2009, credit spreads used in the calculation of the credit valuation adjustment increased such that the credit valuation adjustment was determined to be significant to the overall fair value of our derivative positions, thereby changing the classification from Level 2 to Level 3.

As of March 31, 2010, all of the hedges entered into by us had been designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Other Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. For the three months ended March 31, 2010 and 2009, the total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.3 million and $0.3 million, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” for the three months ended March 31, 2010 and 2009, including amounts from discontinued operations, was $11.9 million, and $11.6 million, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of March 31, 2010 and December 31, 2009, our allowance for doubtful accounts was $2.2 million.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations and accelerated amortization due to early terminations, was a decrease of approximately $0.3 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the remaining contractual lease term or upon collection if collection is not assured. During the three months ended March 31, 2010 and 2009, early termination fees increased revenues by $34,000 and $1.4 million, respectively.

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

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel. Awards granted under this plan are fair valued and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. We previously granted equity awards under an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan (the “Independent Director Option Plan”). With the adoption of the Long-Term Incentive Plan we do not plan to make any further grants under the Employee Option Plan or the Independent Director Option Plan.

New Accounting Standards

In June 2009, the FASB issued guidance which amended the definition of a VIE and the consolidation guidance applicable to VIE’s. This guidance also enhanced VIE related disclosure requirements to provide more information about an enterprise’s involvement in a VIE. The consolidation amendments require ongoing assessments of whether a reporting entity is the primary beneficiary of a VIE and replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. We adopted this guidance as of January 1, 2010 with no material impact on our Consolidated Financial Statements.

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with GAAP to determine whether they are VIEs and, if so, whether we are the primary beneficiary. As of March 31, 2010, all of our unconsolidated joint ventures were determined to be unconsolidated investments because they were not VIEs. As of December 31, 2009, our investment in Stonefield Industrial, LLC was a consolidated VIE because we determined we were the primary beneficiary. We entered into this joint venture in 2008 with Panattoni Development Company (“Panattoni”), an unrelated third-party developer, to develop approximately 49 acres in Reno, Nevada. In conjunction with the joint venture’s debt maturity in October 2009, the venture was determined to be a variable interest entity and we consolidated the venture’s net assets at fair value. Subsequent to the consolidation, we paid off the venture’s then existing debt in the amount of $5.3 million. On January 11, 2010, Panattoni assigned their equity interest in the venture to us for no consideration such that we wholly owned the venture as of March 31, 2010.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-6”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in existing GAAP with the objective to improve these disclosures and increase transparency of financial reporting disclosures. Specifically, ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We adopted this guidance as of January 1, 2010 with no material impact on our Consolidated Financial Statements.

Note 3 – Investment in Properties

Our consolidated real estate assets consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. Our real estate assets, presented at historical cost, include the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Operating properties	$2,709,891	$2,712,291
Properties under development	140,738	138,698
Properties under redevelopment	42,656	42,048
Properties in pre-development including land held	23,365	23,377

Total Investment in Properties	2,916,650	2,916,414
Less accumulated depreciation and amortization	(471,234)	(451,242)

Net Investment in Properties	$2,445,416	$2,465,172

2010 Development Projects – Consolidated

As of March 31, 2010, we had seven consolidated development projects comprised of 3.2 million square feet and 15 buildings, of which 13 were bulk distribution properties and two were light industrial, located in Dulles, VA, Cincinnati, OH, Memphis, TN, Orlando, FL, Riverside, CA and Monterrey, Mexico. As of March 31, 2010, all of these buildings were shell-complete and one building was 100% leased and occupied. For information related to our unconsolidated development joint ventures, see Note 4 – Investments in and Advances to Unconsolidated Joint Ventures.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2, Summary of Significant Accounting Policies, for additional information) was approximately $3.6 million for the three months ended March 31, 2010 and approximately $5.1 million for the three months ended March 31, 2009. Our intangible lease assets and liabilities included the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$93,367	$(54,411)	$38,956	$100,236	$(57,704)	$42,532
Above market rent	14,066	(9,463)	4,603	16,007	(10,703)	5,304
Below market rent	(10,903)	5,404	(5,499)	(12,788)	6,842	(5,946)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
Remainder of 2010	$8,350	$(70)
2011	8,370	404
2012	5,958	290
2013	3,922	448
2014	2,771	219
Thereafter	9,585	(395)

Total	$38,956	$896

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following describes our unconsolidated joint ventures as of March 31, 2010 and December 31, 2009.

Unconsolidated Joint Ventures	DCT Ownership Percentage as of March 31, 2010	Number of Buildings	Unconsolidated Net Equity Investment as of
			March 31, 2010	December 31, 2009
			(in thousands)
Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$48,235	$48,618
TRT-DCT Venture II	11.4%	6	2,634	2,685
TRT-DCT Venture III	10%	5	1,695	1,719
DCT Fund I LLC	20%	6	980	1,124
TRT-DCT Venture I	4.4%	14	841	928

Total Institutional Funds		45	54,385	55,074

Other:
Stirling Capital Investments (SCLA)(1)	50%	6	44,510	44,456
IDI/DCT	50%	4	8,171	8,499
DCT/IDI Buford (land only)	75%	—	3,204	3,209

Total Other		10	55,885	56,164

Total		55	$110,270	$111,238

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed $29.6 million in construction financing in the IDI/DCT joint venture which represents our proportionate share of the joint venture’s total debt of $59.2 million as of March 31, 2010. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied. Of the total IDI/DCT joint venture debt, $45.5 million matures in October 2010 and $13.7 million matures in March 2011.

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above. As of March 31, 2010, our proportionate share of non-recourse debt associated with unconsolidated joint ventures was $91.0 million.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of March 31, 2010 and December 31, 2009, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands).

	Balances as of March 31, 2010		Balances as of December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$17,464	$18,073	$19,084	$19,121

Borrowings(1) :
Senior, unsecured revolving credit Facility, variable rate	$88,000	$86,171	$—	$—
Fixed rate debt(2)	$817,645	$823,262	$911,478	$908,509
Variable rate debt	$225,237	$224,021	$225,237	$221,844

Interest rate contracts:
Interest rate swaps(3)	$(4,541)	$(4,541)	$(4,070)	$(4,070)

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

(3)

The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. For further discussion on the fair value of our interest rate swaps, see Note 2 - Significant Accounting Policies.

Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks, forward-starting swaps and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During 2010, such derivatives have been used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancings of existing debt upon maturity.

As of March 31, 2010, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of outstanding variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate(1)	Effective Date	Maturity Date
Swap(2)	$100,000	3.233%	June 2008	June 2010
Forward-starting swap(3)	$90,000	5.430%	June 2012	September 2012

(1)	The referenced swap index for each of our swaps was LIBOR.

(2)	The counterparty is Wells Fargo Bank, NA.

(3)	The counterparty is PNC Bank, NA.

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of $4.5 million and $4.1 million as of March 31, 2010 and December 31, 2009, respectively, included in “Other Liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest income and other” in our Consolidated Statements of Operations. During the three months ended March 31, 2010 and 2009, we recorded no ineffectiveness.

Net unrealized losses of approximately $1.3 million and net unrealized gains of $11.3 million, including the noncontrolling interests’ portion, were recorded in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $12.6 million and $12.5 million, respectively, including the noncontrolling interests’ portion.

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

Note 6 – Outstanding Indebtedness

As of March 31, 2010, our outstanding indebtedness of approximately $1.1 billion consisted of mortgage notes and senior unsecured notes and an unsecured revolving credit facility, excluding approximately $91.0 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, our outstanding indebtedness consisted of mortgage debt, unsecured notes and an unsecured revolving credit facility and totaled approximately $1.1 billion, excluding approximately $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of March 31, 2010, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage debt was approximately $0.9 billion. As of December 31, 2009, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage debt was approximately $1.1 billion. Our debt has various covenants with which we were in compliance as of March 31, 2010 and December 31, 2009.

Debt Refinancing

In January 2010, we repaid $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of $70.0 million was refinanced at a fixed rate of 6.11% with a new maturity of 2020 and a release of mortgages on five properties. In February 2010, we repaid $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of $53.0 million was refinanced at a fixed rate of 6.17% with a new maturity of 2019 and a release of mortgages on 11 properties. The debt repayments were funded using borrowings under our credit facility and cash flows from operations. These transactions were treated as debt modifications pursuant to GAAP.

Note 7 – Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in our operating partnership and equity interests held by third-party partners in our consolidated real estate joint ventures. Our noncontrolling interests held by third-party partners in our consolidated joint ventures were insignificant during the periods presented.

Noncontrolling interests representing interests in our operating partnership include OP Units and LTIP units which are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in our Consolidated Balance Sheets.

OP Units

As of March 31, 2010 and December 31, 2009, we owned approximately 89% and 88%, respectively, of the outstanding equity interests in our operating partnership. The remaining equity interest in our operating partnership was owned by third-party investors. Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. At our discretion, we have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the three months ended March 31, 2010, 1.0 million OP Units were redeemed for approximately $0.3 million in cash and 0.9 million shares of our common stock. During the three months ended March 31, 2009, 0.9 million OP Units were redeemed for approximately $0.3 million in cash and 0.8 million shares of our common stock.

As of March 31, 2010, there was a total of 26.3 million OP Units outstanding with a redemption value of approximately $137.7 million based on the closing price of our common stock on March 31, 2010, all of which were redeemable. As of December 31, 2009, 27.2 million OP Units outstanding with a redemption value of approximately $136.4 million based on the closing price of our common stock on December 31, 2009, all of which were redeemable.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP Units. LTIP Units, which we grant either as free-standing awards or together with other awards under our Long-Term Incentive Plan, as amended, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. LTIP Units typically vest ratably over a period of four to five years depending on the grant. Vested LTIP Units can be converted for OP Units on a one-for-one basis.

During the three months ended March 31, 2010, a total of 0.4 million LTIP units were granted to certain officers and senior executives, which vest 25% annually over four years with a total fair value of $2.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 61% and a risk-free interest rate of 2.39%. Also during the three months ended March 31, 2010, 0.2 million LTIP units were granted to a senior executive which vest over a five-year period (25% on March 30, 2013,

25% on March 30, 2014 and 50% on March 30, 2015) with a total fair value of $1.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 62% and a risk-free interest rate of 2.55%. During the three months ended March 31, 2010, 0.1 million vested LTIP Units were converted into 0.1 million OP Units. As of March 31, 2010, 1.8 million LTIP units were outstanding of which 0.3 million were vested.

During the three months ended March 31, 2009, a total of 0.4 million LTIP units were granted to certain officers and senior executives, which vest 25% annually over four years with a total fair value of $1.5 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 48% and a risk-free interest rate of 1.79%. No vested LTIP Units were converted into OP Units during the three months ended March 31, 2009. As of December 31, 2009, 1.3 million LTIP units were outstanding of which 0.3 million were vested.

The following table illustrates the noncontrolling interests’ share of our Consolidated Net Income (Loss) during the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Noncontrolling interests’ share of (Income) Loss From Continuing Operations	$993	$(586)
Noncontrolling interests’ share of (Income) Loss from discontinued operations	6	(67)
Noncontrolling interests’ share of Gain on dispositions of real estate interests	(2)	(6)

Net income (loss) attributable to noncontrolling interests	$997	$(659)

Note 8 – Stockholders’ Equity

Common Stock

As of March 31, 2010, approximately 209.6 million shares of common stock were issued and outstanding. On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three months ended March 31, 2010, we issued 0.9 million shares of common stock related to the redemption of OP Units (see additional information in Note 6, Noncontrolling Interests above), 0.6 million shares of common stock through our 2010 continuous offering and approximately 0.1 million shares of common stock related to vested shares of restricted stock.

During the year ended December 31, 2009, we issued 27.6 million shares of common stock in a public offering at a price of $4.25 per share. Also during the year ended December 31, 2009, we issued approximately 5.1 million shares of common stock in connection with redemptions of our OP Units (see Note 6 – Noncontrolling Interests) and approximately 0.1 million shares of common stock related to vested shares of restricted stock and phantom shares.

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

Equity-Based Compensation

Multi-Year Outperformance Program

On January 11, 2010, we adopted our multi-year outperformance program which is a long-term incentive compensation program. The purpose of our multi-year outperformance program is to promote the progress and success of our company by encouraging our senior officers to create stockholder value in a “pay for performance” compensation structure. Our multi-year outperformance program is intended to be an ongoing program under which we will grant new awards each year.

Each year’s awards will entitle participants to receive shares of our common stock with a maximum value of $10 million based on the absolute and relative total return to stockholders during the three-year performance period beginning on December 31st of the prior year. Half of each year’s awards will be based on our absolute total return to stockholders during the performance period and the other half will be based on our relative total return to stockholders during the performance period compared to the performance of the MSCI US REIT Index during the same period.

Each participant’s award will be designated as a specified percentage of the aggregate award value earned during the performance period, and participants may also be entitled to a share of any unallocated portion of the aggregate award value. At the end of the performance period, each participant will be issued shares of our common stock with a value equal to that participant’s share of the aggregate award value. Half of the shares of common stock issued will be fully vested upon issuance at the end of the performance period and the remaining half will vest on the first anniversary of that date based on continued employment. We may also permit participants to elect to receive their awards in the form of LTIP Units or other equivalent forms of equity in lieu of shares of common stock.

We are not obligated to grant awards under our multi-year outperformance program each year, and may grant awards in any given year with terms that vary from those set forth above in any respect, including, among other things, the performance hurdles, the aggregate award values and the performance period. During the three months ended March 31 2010, we granted awards under our multi-year outperformance program for 2010 to certain officers and senior executives. The terms of the 2010 awards are consistent with the general terms of our multi-year outperformance program described above and the three-year performance period for these awards will run from December 31, 2009 through December 31, 2012.

Restricted Stock

Holders of our restricted stock have voting rights and rights to receive dividends. Our restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Our restricted stock is recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which term the stock fully vests. Our restricted stock typically vests ratably over a period of four to five years, depending on the grant. During the three months ended March 31, 2010 and 2009, we granted approximately 0.2 million shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $4.60 and $3.40 per share, respectively.

Stock Options

During the three months ended March 31, 2010 and 2009, we granted approximately 0.5 million and 1.5 million stock options, respectively, at the weighted-average exercise price of $4.57 and $3.41 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $0.6 million and $0.7 million and is amortized over their respective vesting periods.

Note 9 – Related Party Transactions

Note Receivable with TRT-DCT Venture I

In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to our unconsolidated joint venture, TRT-DCT Industrial Joint Venture I (“TRT-DCT Venture I”). Interest is due monthly on the unpaid balance. For the three months ended March 31, 2010 and 2009, we recognized interest income from this note receivable of approximately $0.2 million and $0.2 million, respectively.

Shared services agreement with DCAG

During 2010, we renewed our transitional services agreement with Overhead Services, Inc., formerly DC Services, LLC, (“Overhead Services”), an affiliate of Dividend Capital Advisors Group LLC (“DCAG”) whereby we receive enumerated transitional services, including IT services, human resources and payroll services, necessary to operate our business for a one-year period for a monthly fee of approximately $0.1 million. During 2009, we paid approximately $0.6 million to Overhead Services pursuant to this agreement. Effective October 2009, we no longer had a related party relationship with DCAG.

Note 10 – Earnings per Share

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

The following tables set forth the computation of our basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 (in thousands, except per share information):

	For the Three Months Ended March 31,
	2010	2009
Earnings per share – Basic and Diluted
Numerator
Income (Loss) From Continuing Operations attributable to DCT common stockholders	$(7,189)	$3,431
Less: Distributed and undistributed earnings allocated to participating securities	(112)	(141)

Numerator for adjusted income (loss) from continuing operations attributable to DCT common stockholders	(7,301)	3,290

Numerator for income (loss) from discontinued operations attributable to DCT common stockholders	(48)	365

Numerator for gain on dispositions of real estate interests attributable to common stockholders	14	31

Adjusted net income (loss) attributable to DCT common stockholders	$(7,335)	$3,686

Denominator
Weighted average common shares outstanding – basic and diluted	208,350	175,661

Earnings per Common Share – Basic and Diluted
Income (Loss) From Continuing Operations	$(0.04)	$0.02
Income (loss) from discontinued operations	0.00	0.00
Gain on dispositions of real estate interests	0.00	0.00

Net Income (Loss) Attributable to DCT Common Stockholders	$(0.04)	$0.02

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 3.8 million and 5.7 million stock options, phantom stock and warrants for the three months ended March 31, 2010 and 2009, respectively, because their effect would be anti-dilutive.

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

The following table sets forth the rental revenues and property net operating income of our property type segments in continuing operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Rental Revenues		Property NOI(1)
	2010	2009	2010	2009
Bulk distribution	$44,537	$47,279	$31,676	$34,541
Light industrial and other	12,520	14,186	8,246	10,176

Total	$57,057	$61,465	$39,922	$44,717

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our property NOI to our reported “Income (Loss) From Continuing Operations” for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Property NOI	$39,922	$44,717
NOI from development and redevelopment properties	2	175
Institutional capital management and other fees	640	667
Real estate related depreciation and amortization	(28,594)	(26,156)
General and administrative expense	(5,652)	(5,468)
Equity in income (loss) of unconsolidated joint ventures, net	(611)	4,180
Interest expense	(12,788)	(13,341)
Interest income and other income (expense)	(863)	134
Income and other taxes	(238)	(891)

Income (Loss) from Continuing Operations	$(8,182)	$4,017

The following table is a reconciliation of our segment rental revenues to our reported consolidated total revenue for the years ended March 31, 2010 and 2009 (in thousands).

	For the Three Months Ended March 31,
	2010	2009
Total revenue from operating properties in continuing operations	$57,057	$61,465
Revenues from development and redevelopment properties	933	768

Rental revenues	57,990	62,233
Institutional capital management and other fees	640	667

Total Revenues	$58,630	$62,900

The following table reflects our total assets, net of accumulated depreciation and amortization, by property type segment (in thousands):

	March 31, 2010	December 31, 2009
Property segments:
Bulk distribution	$1,753,715	$1,769,118
Light industrial and other	535,965	536,888

Total segment net assets	2,289,680	2,306,006
Development and redevelopment assets	173,805	178,462
Non-segment assets:
Properties in pre-development including land held	23,365	23,377
Non-segment cash and cash equivalents	7,219	22,941
Other non-segment assets(1)	132,450	133,506

Total Assets	$2,626,519	$2,664,292

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs and deferred acquisition costs.

Our operations in Mexico commenced in 2007. Included in rental revenues for the three months ended March 31, 2010 and 2009 was approximately $1.1 million and $1.3 million, respectively, attributable to these operations. Included in bulk segment net assets as of March 31, 2010 and December 31, 2009 was approximately $33.9 million and $35.6 million, respectively, and included in light industrial and other segment net assets as of March 31, 2010 and December 31, 2009 was approximately $22.0 million and $21.9 million, respectively, attributable to these operations.

Note 12 – Discontinued Operations

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended March 31, 2010 we had no property dispositions. However, during this period income from discontinued operations included adjustments related to prior period dispositions. During the year ended December 31, 2009, we sold three operating properties, one in our bulk distribution segment comprised of 0.8 million square feet and two in our light industrial and other segment comprised of approximately 0.1 million square feet to third parties. For the three months ended March 31, 2009 income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three months ended March 31, 2009.

The following is a summary of the components of income (loss) from discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,
	2010	2009
Rental revenues	$—	$747
Rental expenses and real estate taxes	(5)	(116)
Real estate related depreciation and amortization	—	(299)
General and administrative	—	(16)

Operating income (loss)	(5)	316
Interest expense, net	—	(30)
Other income (expense)	(44)	151
Income and other taxes	—	(2)

Income (loss) before loss on dispositions of real estate	(49)	435
Loss on dispositions of real estate interests	(5)	(3)

Income (loss) from discontinued operations	$(54)	$432

Note 13 – Subsequent Events

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

Recognized Subsequent Events

We have evaluated subsequent events for the period from March 31, 2010, the date of these financial statements, through May 6, 2010, which represents the date these financial statements are being filed with the SEC. No significant recognized subsequent events were noted.

Unrecognized Subsequent Event

Effective April 30, 2010, we have an agreement in principle to issue $210 million of fixed rate, senior unsecured notes to a group of 12 investors in a private placement offering. The financing transaction is expected to close in late June 2010 subject to due diligence and completion of final documentation. These notes will have a weighted average maturity of 8.3 years and include five, seven, eight and 11 year maturities and a weighted average interest rate of approximately 6.47%. The transaction will extend our weighted average debt maturity to approximately 4.7 years. Proceeds from the transaction are expected to be used to repay a portion of our bank debt including amounts outstanding on our senior unsecured revolving credit facility and our $300.0 million senior unsecured term loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	national, international, regional and local economic conditions, including, in particular, the continuing impact of the severe economic recession that began in 2007;

•	the general level of interest rates and the availability of capital, particularly in light of the recent disruption in the credit markets;

•	the competitive environment in which we operate;

•

real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets, particularly in light of the continuing impact of the severe economic recession that began in 2007;

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of March 31, 2010, the Company owned interests in, managed or had under development approximately 75.4 million square feet of properties leased to approximately 810 customers, including:

•	52.9 million square feet comprising 375 properties owned and in our operating portfolio;

•	14.6 million square feet managed on behalf of three institutional capital management joint venture partners;

•	3.9 million of consolidated square feet under development and redevelopment and 3.5 million of unconsolidated square feet under development, and

•	0.5 million square feet comprising two operating properties in one of our unconsolidated joint ventures.

Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 89% of the outstanding equity interests in our operating partnership as of March 31, 2010.

Our primary business objectives are to maximize long-term growth in earnings and Funds From Operations, or FFO, as defined on page 36, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

•	continue to manage and strengthen our operating platform including our local market offices to effectively maximize leasing and capital deployment opportunities;

•	maximize cash flows from existing operating and development properties;

•	deploy capital into quality acquisitions and development opportunities which meet our asset, location and financial critera; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting in higher return opportunities.

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth and value maximization primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties in major distribution markets.

We believe near-term operating income from our existing properties will continue to decrease as the decline in demand for warehouse space together with historically high levels of available competitive space result in lower rents and higher vacancy levels. The decline in the economy that began in 2007 has impacted and may continue to impact our performance in several ways including: negative rent growth on signed leases, fewer lease renewals, decreased leasing of existing vacancies, and an increase in early terminations, bankruptcies and requests for rent relief from our customers. The weak economic conditions have caused a higher level of bankruptcies nationally, reducing the demand for warehouse space and resulting in decreased occupancy and lower rental rates. Further, the decline in market values of real estate assets could result in additional impairment losses compared to prior years and less attractive pricing for any assets that we may sell.

However, the stabilization of the U.S. economy, including positive growth in Gross Domestic Product since the middle of 2009, is expected to contribute to an improvement in industrial real estate fundamentals by the middle of 2010. While rental rates and occupancy rates are at historic lows, we believe that market fundamentals will begin to recover in 2010 from the rapid deterioration that occurred in 2008 and 2009 though we believe the recovery is likely to be slow and modest.

Further, while some constraints in the credit markets for the real estate sector remain due in part to the impact of declining property values over the past two years, we believe that financing is available through equity and debt capital to well capitalized real estate companies and that our sources of capital are adequate to meet our liquidity requirements. Although our $300.0 million senior unsecured term loan comes due in June 2010, it can be extended at our option for one year so that we would not have any significant debt maturities until December 2010 when our credit facility matures. As of March 31, 2010, we had $88.0 million of outstanding borrowings and $212.0 million available under our credit facility. These capital resources may be utilized in part to finance costs of leasing and maintaining our properties as discussed in “Liquidity and Capital Resources” as well as to pay down existing debt, fund equityholder distributions, and finance acquisitions. While we maintain hedges to manage a portion of our interest rate risk (for further discussion on our hedges, see “Notes to Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities”), future debt refinancing will likely be at higher interest rates than existing rates on our borrowings due to the current market conditions. During 2010, we anticipate refinancing a portion of our debt maturities prior to their maturity date which will result in higher average interest rates over the existing rates.

The principal risks to our business plan include:

•	the challenges that we may face as a result of the recent economic recession, including decreased demand for warehouse space, tenant bankruptcies, declining real estate values and other challenges;

•	our ability to lease space to customers at rates which provide acceptable returns and credit risks;

•	our ability to sell assets at prices we find acceptable which generates funding for our business plan;

•	our ability to finance our on-going capital needs, refinance future maturities and the related costs;

•	our ability to acquire properties that meet our quantitative and qualitative investment criteria; and

•	our ability to retain and attract talented people.

We believe our investment focus on the largest and most active distribution markets in the United States and Mexico and our monitoring of market and submarket demand and supply imbalances helps mitigate some of these risks.

We also expect the following key trends, as economic conditions continue to improve, to affect our industry positively:

•	the overall growth of the U.S. economy;

•	the growth or continuing importance of industrial markets located near major transportation hubs including seaports, airports and major intermodal facilities;

•	the continued long-term growth in international trade which necessitates the increased import and export of products in the U.S. and Mexico;

•

the continued restructuring of corporate supply chains which may impact local demand for distribution space as companies relocate their operations consistent with their particular requirements or needs; and

•	the rebuilding of inventory levels by manufacturers and distributors.

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

Significant Transactions During 2010

Summary of the three months ended March 31, 2010

•	Debt Repayment

In January 2010, we repaid $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of $70.0 million was refinanced at a fixed rate of 6.11% with a new maturity of 2020 and a release of mortgages on five properties. In February 2010, we repaid $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of $53.0 million was refinanced at a fixed rate of 6.17% with a new maturity of 2019 and a release of mortgages on 11 properties. The debt repayments were funded borrowings under our credit facility and cash provided from operations.

Customer Diversification

As of March 31, 2010, there were no customers that occupied more that 2.1% of our consolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following table reflects our 10 largest customers, based on annualized base rent as of March 31, 2010, that occupy a combined 7.1 million square feet of our consolidated operating and development properties.

Customer	Percentage of Annualized Base Rent
CEVA Logistics	2.1%
Bridgestone/Firestone	1.5%
Technicolor	1.5%
United Parcel Service (UPS)	1.4%
Deutsche Post World Net (DHL & Exel)	1.4%
United Stationers Supply Company	1.3%
The Glidden Company	1.3%
Crayola	1.2%
Pitney Bowes	1.0%
Toys “R” Us	0.9%

Results of Operations

Summary of the three months ended March 31, 2010 compared to the same period ended March 31, 2009

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of March 31, 2010, the Company owned interests in, managed or had under development approximately 75.4 million square feet of properties leased to approximately 810 customers, including 14.6 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of March 31, 2010, we consolidated 375 operating properties, 15 development properties and four redevelopment properties.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three months ended, March 31, 2010 compared to March 31, 2009, respectively (dollar amounts in thousands).

	As of, and for, the Three Months Ended March 31,
	2010			2009
	Bulk Distribution	Light Industrial and Other	Total	Bulk Distribution	Light Industrial and Other	Total
Operating properties in continuing operations:
Number of buildings	220	155	375	217	153	370
Square feet (in thousands)	45,051	7,862	52,913	43,526	7,683	51,209
Occupancy at end of period	85.7%	83.0%	85.3%	89.8%	88.7%	89.7%
Segment net assets	$1,753,715	$535,965	$2,289,680	$1,769,296	$515,748	$2,285,044
For the three months ended March 31:
Rental revenues	$44,537	$12,520	$57,057	$47,279	$14,186	$61,465
Property net operating income(1)	$31,676	$8,246	$39,922	$34,541	$10,176	$44,717

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations”, see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by property segment (in thousands).

	March 31, 2010	March 31, 2009 (1)
Property segments:
Bulk distribution	$1,753,715	$1,769,296
Light industrial and other	535,965	515,748

Total segment net assets	2,289,680	2,285,044
Development and redevelopment assets	173,805	165,342
Assets held for sale or disposed assets	—	40,704
Non-segment assets:
Properties in pre-development including land held	23,365	20,984
Non-segment cash and cash equivalents	7,219	10,954
Other non-segment assets (2)	132,450	152,734

Total Assets	$2,626,519	$2,675,762

(1)	Reflects reclassifications for properties classified as discontinued operations at March 31, 2010.

(2)

Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs, including loan costs associated with our financing obligations, and deferred acquisition costs.

Comparison of the three months ended March 31, 2010 to the same period ended March 31, 2009

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other income and other expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 369 operating properties and was comprised of 51.0 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended March 31,
	2010	2009	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$54,945	$59,886	$(4,941)
Non-same store operating properties	2,078	182	1,896
Development and redevelopment	933	768	165
Revenues related to early lease terminations	34	1,397	(1,363)

Total rental revenues	57,990	62,233	(4,243)

Rental Expenses and Real Estate Taxes
Same store	16,734	16,729	5
Non-same store operating properties	401	19	382
Development and redevelopment	931	593	338

Total rental expenses and real estate taxes	18,066	17,341	725

Property Net Operating Income(1)
Same store, excluding revenues related to early lease terminations	38,211	43,157	(4,946)
Non-same store operating properties	1,677	163	1,514
Development and redevelopment	2	175	(173)
Revenues related to early lease terminations	34	1,397	(1,363)

Total property net operating income	39,924	44,892	(4,968)

Other Revenue and Other Income
Institutional capital management and other fees	640	667	(27)
Gain on dispositions of real estate interests	16	37	(21)
Equity in income (losses) of unconsolidated joint ventures, net	(611)	4,180	(4,791)
Interest income and other income (expense)	(863)	134	(997)

Total other revenue and other income	(818)	5,018	(5,836)

Other Expenses
Real estate related depreciation and amortization	28,594	26,156	2,438
General and administrative expenses	5,652	5,468	184
Income and other taxes	238	891	(653)
Interest expense	12,788	13,341	(553)

Total other expenses	47,272	45,856	1,416

Income (loss) from discontinued operations	(54)	432	(486)
Net (income) loss attributable to noncontrolling interests	997	(659)	1,656

Net Income (Loss) Attributable to DCT Common Stockholders	$(7,223)	$3,827	$(11,050)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 29, above. For a reconciliation of our property net operating income to our reported “Income (Loss) From Continuing Operations,” see “Notes to our Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues

Rental revenues which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, decreased by approximately $4.2 million, or 6.8% during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the following:

•	a decrease of $3.7 million in the base rent primarily caused by:

•

a $5.0 million decrease in base rent revenues from our same store properties due to a lower average occupancy rate of 85.6% during the three months ended March 31, 2010 as compared to 90.9% for the same period in 2009, and lower rental rates on new leases; which was partially offset by

•

a $1.1 million increase in base rent revenues from our non-same store properties due to an additional five properties in the property pool during the three months ended March 31, 2010 which were either under development during the same period in 2009 or were subsequently acquired; and

•	a decrease of $1.4 million in revenues related to early lease terminations period over period; which were partially offset by

•

an increase of $1.2 million in straight-line rent and amortization of above and below market rent intangibles primarily due to a $1.0 million increase of free rent periods on new leases and decreased write-offs of straight-line rent receivables due to early lease terminations.

The following table illustrates the various components of our rental revenues for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009	$ Change
Base rent	$44,410	$48,085	$(3,675)
Straight-line rent and amortization of above and below market rent intangibles	1,033	(186)	1,219
Tenant recovery income	11,873	11,565	308
Other	640	1,372	(732)
Revenues related to early lease terminations	34	1,397	(1,363)

Total rental revenues	$57,990	$62,233	$(4,243)

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $0.7 million or 4.0% for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to a $0.6 million increase in real estate taxes, a $0.6 million increase in snow removal costs due to inclement weather in the Mid-West and Northeast and a $0.5 million increase in utility expenses, all of which were partially offset by a $0.7 million decrease in bad debt expense related to improved tenant credit.

Other Revenue and Other Income

Other revenue and other income decreased by approximately $5.8 million for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to a $4.8 million decrease in equity in earnings on unconsolidated joint ventures primarily due to a land sale gain from our SCLA joint venture in 2009 and an increase in loan modification costs.

Other Expenses

Total other expenses increased by approximately $1.4 million for the three months ended March 31, 2010 as compared to the same period in 2009, primarily a result of:

•	a $2.4 million increase in depreciation due to an increase of depreciable assets period over period; which was partially offset by

•	a $0.7 million decrease in income taxes due to a decrease in activity in our taxable REIT subsidiary.

Income (Loss) from Discontinued Operations

Income from discontinued operations decreased by approximately $0.5 million during the three months ended March 31, 2010 as compared to the same period in 2009 as no properties were sold during the quarter ended March 31, 2010 while three properties held as of March 31, 2009 were subsequently sold. Income from discontinued operations during the three months ended March 31, 2009 includes the income and expenses associated with these three properties.

Noncontrolling Interests

Losses attributable to noncontrolling interests increased by approximately $1.7 million due to an increase of losses, period over period and an increase of 4% in our ownership of the operating partnership. We owned approximately 89% and 85% of our operating partnership as of March 31, 2010 and 2009, respectively. The change in ownership was primarily due to the redemption of OP Units (see “Notes to our Consolidated Financial Statements, Note 7 – Noncontrolling Interests” for additional information) and the effect of our continuous public offering which commenced in March 2010 (see “Notes to our Consolidated Financial Statements, Note 8 – Stockholders’ Equity” for additional information).

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including dispositions and asset contributions;

•	Borrowings under our senior unsecured credit facility;

•	Other forms of secured or unsecured financings;

•	Current continuous offering and future offerings of common stock or other securities;

•	Current cash balances; and

•	Distributions from our institutional capital management program and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equityholder distributions, capital expenditures at our properties, development funding requirements, and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

“Cash and cash equivalents” were $8.7 million and $19.1 million as of March 31, 2010 and December 31, 2009, respectively. Net cash provided by operating activities remained relatively unchanged at $19.4 million during the three months ended March 31, 2010 compared to $20.1 million during the same period in 2009. This change was primarily due to a decrease in earnings adjusted for non-cash items including depreciation, gain on real estate dispositions, earnings (losses) from investments in unconsolidated joint ventures and stock-based compensation expense which was largely offset by changes in our operating assets and liabilities.

Net cash used in investing activities increased $6.4 million to $11.3 million during the three months ended March 31, 2010 compared to $4.9 million during the same period in 2009. This change was primarily due to increased capital expenditures and development activities and decreased capital distributions received from our investments in unconsolidated joint ventures and proceeds from real estate dispositions which were partially offset by the full repayment of one of our notes receivable and increased refunds received on value added tax payments associated with previously acquired Mexican properties. Net cash used in financing activities remained relatively unchanged at $18.5 million during the three months ended March 31, 2010 compared to $18.6 million during the same period in 2009.

Common Stock

As of March 31, 2010, approximately 209.6 million shares of common stock were issued and outstanding. On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock through March 23, 2013 in “at-the-market” offerings or certain other transactions. Through March 31, 2010, we issued 0.6 million shares of common stock through this program and raised net proceeds of $3.0 million. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt.

In June 2009, we issued 27.6 million shares of common stock in a public offering at a public offering price of $4.25 per share. We used the 2009 public offering net proceeds of $111.4 million for general corporate purposes including the repayment of debt as further described below.

The net proceeds from the sales of our securities in the offerings noted above were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in the offerings.

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

Distributions

During the three months ended March 31, 2010 and 2009, our board of directors declared distributions to stockholders totaling approximately $16.7 million and $16.8 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our credit facility were used for distributions paid during 2010 and 2009.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During May 2010, our board of directors declared a quarterly cash dividend of approximately $16.7 million, payable on July 15, 2010 to stockholders of record as of July 8, 2010.

Outstanding Indebtedness

As of March 31, 2010, our outstanding indebtedness of $1.1 billion consisted of mortgage notes and senior unsecured notes and an unsecured revolving credit facility, excluding $91.0 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, our outstanding indebtedness consisted of mortgage debt, unsecured notes and an unsecured revolving credit facility and totaled approximately $1.1 billion, excluding $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of March 31, 2010, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage debt was approximately $0.9 billion. As of December 31, 2009, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage debt was approximately $1.1 billion. Our debt has various covenants with which we were in compliance as of March 31, 2010 and December 31, 2009.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service excluding principal maturities.

During the three months ended March 31, 2010 and 2009, our debt service which consists of scheduled principal and interest, totaled $14.8 million and $16.0 million, respectively. In January 2010, we repaid $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of $70.0 million was refinanced at a fixed rate of 6.11% with a new maturity of 2020 and a release of mortgages on five properties. In February 2010, we repaid $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of $53.0 million was refinanced at a fixed rate of 6.17% with a new maturity of 2019 and a release of mortgages on 11 properties. The debt repayments were funded using borrowings under our credit facility and cash provided from operations.

Effective April 30, 2010, we have an agreement in principle to issue $210 million of fixed rate, senior unsecured notes to a group of 12 investors in a private placement offering. The financing transaction is expected to close in late June 2010 subject to due diligence and completion of final documentation. These notes will have a weighted average maturity of 8.3 years and include five, seven, eight and 11 year maturities and a weighted average interest rate of approximately 6.47%. The transaction will extend our weighted average debt maturity to approximately 4.7 years. Proceeds from the transaction are expected to be used to repay a portion of our bank debt including amounts outstanding on our senior unsecured revolving credit facility and our $300.0 million senior unsecured term loan.

To manage the interest rate risk associated with forecasted refinancing of our fixed-rate debt, we have primarily used forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate fluctuations by providing a future fixed interest rate for a limited, pre-determined period of time. As of March 31, 2010, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands).

	Notional Amount	Swap Strike Rate(1)	Effective Date	Maturity Date
Swap(2)	$100,000	3.233%	June 2008	June 2010
Forward-starting swap(3)	$90,000	5.430%	June 2012	September 2012

(1)	The referenced swap index for each of our swaps was LIBOR.

(2)	The counterparty is Wells Fargo Bank, NA

(3)	The counterparty is PNC Bank, NA

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions, which under certain circumstances, may allow us to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. As of March 31, 2010 and December 31, 2009, $88.0 million and $0 was drawn on our credit facility, respectively. We expect that we will refinance any outstanding balances on our credit facility with a new facility at maturity.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of March 31, 2010 (amounts in thousands).

Year	Senior Unsecured Notes		Mortgage Notes	Unsecured Credit Facility	Total
2010 remaining	$300,000	(1)	$6,156	$88,000	$394,156
2011	50,000		128,941	—	178,941
2012	—		56,987	—	56,987
2013	175,000		42,893	—	217,893
2014	50,000		5,298	—	55,298
Thereafter	50,000		174,733	—	224,733

Total	$625,000		$415,008	$88,000	$1,128,008

(1)	This $300 million senior unsecured term loan can be extended for one year at the Company’s option.

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

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2010, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,307,283	$474,751	$271,624	$342,275	$218,633
Operating lease commitments	1,046	502	530	14	—
Ground lease commitments(3)	14,603	474	948	981	12,200
Purchase obligations(4)	3,600	3,600	—	—	—

Total	$1,326,532	$479,327	$273,102	$343,270	$230,833

(1)

From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term, are cancellable within 90 days and are not included in the table above.

(2)	In June 2008, DCT closed a two-year $300 million senior unsecured term loan that can be extended for one year at the Company’s option which is included in the obligations due within one year.

(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is subject to ground leases.

(4)

In total, our estimated construction costs to complete current development projects is approximately $33.5 million none of which is legally committed, and $18.2 million is expected to be funded with existing construction loans. As of March 31, 2010, our pro rata share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $69.6 million, of which $34.1 million is scheduled to mature by the end of 2010, $28.8 million is scheduled to mature by the end of 2011 and $6.7 million is scheduled to mature by the end of 2013. Our pro rata share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

Investments in Unconsolidated Joint Ventures

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $29.6 million in construction financing as of March 31, 2010. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit, side agreements, or any other derivative financial instruments related to, or between, our unconsolidated joint ventures and us, and we believe we have no material exposure to financial guarantees, except as discussed above.

As of March 31, 2010, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $91.0 million, which includes the $29.6 million related to construction financing discussed above.

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental, non-GAAP measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of operating real estate held for investment purposes and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations as defined by GAAP, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to such other REITs’ FFO and, FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from “Net Income (Loss) Attributable to DCT Common Stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net Income (Loss) Attributable to DCT Common Stockholders	$(7,223)	$3,827
Adjustments:
Real estate related depreciation and amortization	28,594	26,455
Equity in (income) losses of unconsolidated joint ventures, net	611	(4,180)
Equity in FFO of unconsolidated joint ventures	1,400	6,549
Less: (Gain) Loss on dispositions of real estate interests and business combinations	384	(34)
Gain on dispositions of non-depreciated real estate	11	113
Noncontrolling interest in the operating partnership’s share of the above adjustments	(3,608)	(4,488)
FFO attributable to unitholders	2,647	5,150

Funds from operations attributable to common stockholders and unitholders – basic and diluted	$22,816	$33,392

FFO per common share and unit – basic and diluted	$0.10	$0.16
FFO weighted average common shares and units outstanding:
Common shares for earnings per share – basic:	208,350	175,661
Participating securities	1,353	1,455
Units	27,345	32,029

FFO weighted average common shares, participating securities and units outstanding – basic:	237,048	209,145
Dilutive common stock equivalents	435	—

FFO weighted average common shares, participating securities and units outstanding – diluted:	237,483	209,145

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the three months ended March 31, 2010 and 2009, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2010 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2010, such derivatives as described in the following table were in place to hedge the variability of cash flows associated with forecasted issuances of debt and $100 million of variable rate debt (dollar amounts in thousands):

	Notional Amount	Swap Strike Rate(1)	Effective Date	Maturity Date
Swap(2)	$100,000	3.233%	June 2008	June 2010
Forward-starting swap(3)	$90,000	5.430%	June 2012	September 2012

(1)	The referenced swap index for each of our swaps was LIBOR.

(2)	The counterparty is Wells Fargo Bank, NA

(3)	The counterparty is PNC Bank, NA

As of March 31, 2010, derivatives with a negative fair value of $4.5 million were included in “Other liabilities” in our Consolidated Balance Sheets. As of December 31, 2009, derivatives with a negative fair value of $4.1 million were included in “Other liabilities” in our Consolidated Balance Sheets.

The net liabilities associated with these derivatives would increase approximately $0.8 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of March 31, 2010.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2010, we had approximately $313.2 million of variable rate debt outstanding indexed to LIBOR rates. If the prevailing market interest rates relevant to our remaining variable rate debt were to have increased 10%, our interest expense during the year ended March 31, 2010 would have increased by approximately $0.1 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 1% due to refinancing, interest expense would have changed by approximately $2.2 million during the three months ended March 31, 2010.

As of March 31, 2010, the estimated fair value of our debt was approximately $1.1 billion based on our estimate of the then-current market interest rates.

Foreign Currency Risk

We have exposure to foreign currency exchange rate risk related to our properties located in Mexico. Gains or losses resulting from the translation of Peso denominated balance sheet and income statement items associated with our Mexican properties are included in “Interest income and other” in our Consolidated Statements of Operations. Based on our current Peso denomination activity, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would decrease our future quarterly earnings before taxes by approximately $0.2 million and a 10% decrease in foreign currency rates relative to the United States dollar would increase our future quarterly earnings before taxes by approximately $0.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2010, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 26, 2010, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

*10.1	DCT Industrial Trust Inc. Multi-Year Outperformance Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2010)

*10.2	Employment Agreement, dated as of March 31, 2010, between DCT Industrial Trust and Jeff Phelan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 31, 2010)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.
*	Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 6, 2010	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: May 6, 2010	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

a. Exhibits

*10.1	DCT Industrial Trust Inc. Multi-Year Outperformance Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2010)

*10.2	Employment Agreement, dated as of March 31, 2010, between DCT Industrial Trust and Jeff Phelan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 31, 2010)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

+	Filed herewith.
*	Filed previously