Form 10-Q
period 2010-06-30
DCT Industrial Trust Inc.
filed 2010-08-05
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, 211,407,389 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Index to Form 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	2
	Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests for the Six Months Ended June 30, 2010 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults upon Senior Securities	45
Item 4.	Removed and Reserved	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

SIGNATURES		46

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Land	$532,126	$519,485
Buildings and improvements	2,265,276	2,219,826
Intangible lease assets	97,235	116,243
Construction in progress	32,532	60,860

Total investment in properties	2,927,169	2,916,414
Less accumulated depreciation and amortization	(488,643)	(451,242)

Net investment in properties	2,438,526	2,465,172
Investments in and advances to unconsolidated joint ventures	109,541	111,238

Net investment in real estate	2,548,067	2,576,410
Cash and cash equivalents	20,229	19,120
Notes receivable	17,443	19,084
Deferred loan costs, net	3,457	4,919
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,846 and $2,226, respectively	30,616	31,607
Other assets, net	10,985	13,152

Total assets	$2,630,797	$2,664,292

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$27,171	$36,261
Distributions payable	16,669	16,527
Tenant prepaids and security deposits	19,161	19,451
Other liabilities	14,027	5,759
Intangible lease liability, net	5,077	5,946
Senior unsecured notes	735,000	625,000
Mortgage notes	419,608	511,715

Total liabilities	1,236,713	1,220,659

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 211,317,497 and 208,046,167 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,113	2,080
Additional paid-in capital	1,840,272	1,817,654
Distributions in excess of earnings	(638,580)	(591,087)
Accumulated other comprehensive loss	(16,875)	(11,012)

Total stockholders’ equity	1,186,930	1,217,635
Noncontrolling interests	207,154	225,998

Total equity	1,394,084	1,443,633

Total liabilities and equity	$2,630,797	$2,664,292

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Rental revenues	$58,440	$58,631	$116,430	$120,868
Institutional capital management and other fees	721	680	1,361	1,347

Total revenues	59,161	59,311	117,791	122,215

OPERATING EXPENSES:
Rental expenses	7,552	7,212	16,330	15,864
Real estate taxes	9,849	8,752	19,127	17,423
Real estate related depreciation and amortization	29,180	27,702	57,768	53,851
General and administrative	5,994	6,454	11,646	11,922
Impairment losses	4,556	—	4,556	—

Total operating expenses	57,131	50,120	109,427	99,060

Operating income	2,030	9,191	8,364	23,155
OTHER INCOME AND EXPENSE:
Equity in income (loss) of unconsolidated joint ventures, net	(400)	(1,615)	(1,011)	2,565
Interest expense	(13,248)	(13,327)	(26,036)	(26,668)
Interest and other income (expense)	353	767	(510)	901
Income and other taxes	(582)	(661)	(820)	(1,553)

Loss from continuing operations	(11,847)	(5,645)	(20,013)	(1,600)
Income (loss) from discontinued operations	(271)	891	(341)	1,295

Loss before gain on dispositions of real estate interests	(12,118)	(4,754)	(20,354)	(305)
Gain on dispositions of real estate interests	—	—	16	37

Consolidated net loss of DCT Industrial Trust Inc.	(12,118)	(4,754)	(20,338)	(268)
Net loss attributable to noncontrolling interests	1,387	760	2,383	101

Net loss attributable to common stockholders	$(10,731)	$(3,994)	$(17,955)	$(167)

EARNINGS PER COMMON SHARE – BASIC:
Loss from continuing operations	$(0.05)	$(0.02)	$(0.09)	$(0.01)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.01
Gain on dispositions of real estate interests	0.00	0.00	0.00	0.00

Net loss attributable to common stockholders	$(0.05)	$(0.02)	$(0.09)	$0.00

EARNINGS PER COMMON SHARE – DILUTED:
Loss from continuing operations	$(0.05)	$(0.02)	$(0.09)	$(0.01)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.01
Gain on dispositions of real estate interests	0.00	0.00	0.00	0.00

Net loss attributable to common stockholders	$(0.05)	$(0.02)	$(0.09)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	210,841	183,783	209,602	179,745

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss from continuing operations	$(10,491)	$(4,753)	$(17,667)	$(1,299)
Income (loss) from discontinued operations	(240)	759	(302)	1,100
Gain on dispositions of real estate interests	—	—	14	32

Net loss attributable to common stockholders	$(10,731)	$(3,994)	$(17,955)	$(167)

Distributions declared per common share	$0.07	$0.08	$0.14	$0.16

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Six Months Ended June 30, 2010

(unaudited, in thousands)

		DCT Industrial Trust Inc. and Subsidiaries
		Common Stock				Accumulated Other Compre- hensive Loss
	Total Equity	Shares	Amount	Additional Paid-in Capital	Distributions In Excess of Earnings		Non-controlling Interests
Balance at December 31, 2009	$1,443,633	208,046	$2,080	$1,817,654	$(591,087)	$(11,012)	$225,998
Comprehensive income (loss):
Net loss	(20,338)	—	—	—	(17,955)	—	(2,383)
Net unrealized loss on cash flow hedging derivatives	(8,610)	—	—	—	—	(7,632)	(978)
Realized losses related to hedging activities	1,678	—	—	—	—	1,487	191
Amortization of cash flow hedging derivatives	444	—	—	—	—	394	50
Allocation of interests	—	—	—	—	—	(112)	112

Comprehensive loss	(26,826)				(17,955)	(5,863)	(3,008)

Issuance of common stock, net of offering costs	8,562	1,665	17	8,545	—	—	—
Issuance of common stock, stock based compensation plans	4	94	1	3	—	—	—
Amortization of stock-based compensation	2,347	—	—	755	—	—	1,592
Distributions to common stockholders and noncontrolling interests	(33,425)	—	—	—	(29,538)	—	(3,887)
Partner contributions to noncontrolling interests	196	—	—	—	—	—	196
Purchase of subsidiary shares from noncontrolling interests	—	—	—	281	—	—	(281)
Redemptions of noncontrolling interests	(407)	1,512	15	13,034	—	—	(13,456)

Balance at June 30, 2010	$1,394,084	211,317	$2,113	$1,840,272	$(638,580)	$(16,875)	$207,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Consolidated net loss	$(20,338)	$(268)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Real estate related depreciation and amortization	57,776	54,442
Gain on dispositions of real estate interests	(26)	(655)
Gain on dispositions of non-depreciated real estate	(6)	(113)
Distributions of earnings from unconsolidated joint ventures	1,439	2,257
Equity in (income) loss of unconsolidated joint ventures, net	1,011	(2,565)
Impairment losses	4,743	—
Stock-based compensation and other	3,643	3,390
Changes in operating assets and liabilities:
Other receivables and other assets	2,786	7,153
Accounts payable, accrued expenses and other liabilities	(7,169)	(10,192)

Net cash provided by operating activities	43,859	53,449

INVESTING ACTIVITIES:
Real estate acquisitions	(7,242)	(589)
Capital expenditures and development activities	(23,951)	(20,273)
Increase of deferred acquisition costs and deposits	(212)	(391)
Proceeds from dispositions of real estate investments, net	571	4,882
Investments in unconsolidated joint ventures	(662)	(1,869)
Distributions from investments in unconsolidated joint ventures	—	7,161
Repayment of notes receivable	1,641	31
Other investing activities	3,168	(512)

Net cash used in investing activities	(26,687)	(11,560)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	223,000	—
Repayments of senior unsecured revolving line of credit	(223,000)	—
Proceeds from senior unsecured debt	210,000	—
Principal payments of senior unsecured debt	(100,000)	—
Proceeds from mortgage notes	123,000	—
Principal payments of mortgage notes	(223,375)	(6,182)
Increase of deferred loan costs	(760)	—
Issuance of common stock	9,071	117,300
Offering costs for issuance of common stock and OP Units	(505)	(5,833)
Redemption of OP Units	(407)	(572)
Distributions to common stockholders	(29,298)	(28,129)
Distributions to noncontrolling interests	(3,985)	(5,324)
Contributions from noncontrolling interests	196	73

Net cash provided by (used in) financing activities	(16,063)	71,333

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,109	113,222
CASH AND CASH EQUIVALENTS, beginning of period	19,120	19,681

CASH AND CASH EQUIVALENTS, end of period	$20,229	$132,903

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$24,675	$25,233
Supplemental Disclosures of Non-Cash Activities
Retirement of fully amortized intangible lease assets, net	$17,756	$—
Redemptions of OP Units settled in shares of common stock	$13,331	$9,233
Assumption of secured debt in connection with real estate acquired	$8,786	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes commencing with our taxable year ended December 31, 2003. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of June 30, 2010, the Company owned interests in, managed or had under development 450 industrial real estate buildings comprised of approximately 75.5 million square feet of properties leased to more than 800 customers, including:

•	53.3 million consolidated square feet comprising 378 properties owned and in our operating portfolio which was 85.9% occupied;

•	14.6 million unconsolidated square feet comprising 46 properties managed on behalf of three institutional capital management joint venture partners;

•	3.6 million consolidated square feet comprising 13 properties under development and three properties in redevelopment

•	3.2 million unconsolidated square feet comprising seven properties under development, and

•	0.8 million square feet comprising three operating properties in one of our unconsolidated joint ventures.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2009 and related notes thereto as filed on Form 10-K on February 26, 2010.

Basis of Presentation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, its wholly-owned qualified REIT and taxable REIT subsidiaries, the operating partnership and its consolidated joint ventures, in which it has a controlling interest. Third-party equity interests in the operating partnership and consolidated joint ventures are reflected as noncontrolling interests in the Consolidated Financial Statements. We also have noncontrolling partnership interests in unconsolidated institutional capital management and other joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

Principles of Consolidation

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control and variable interest entities (“VIE’s”) in which we have determined that we are the primary beneficiary are included in the Consolidated Financial Statements. We use the equity method of accounting for all joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated net income (loss).

We analyze our joint ventures in accordance with new accounting standards (as discussed in more detail later in this Note) to determine whether they are VIE’s and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in major decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in the Consolidated Financial Statements and, consequently, our financial position and results of operations.

Reclassifications

Certain items in the Consolidated Financial Statements for 2009 have been reclassified to conform to the 2010 presentation.

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

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investments in properties. Costs associated with our development projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and leasing costs, if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our development projects based on time spent on the development activities. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete, at the weighted average borrowing rates during the period. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

We also capitalize interest on our investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence, at the weighted average borrowing rates during the period.

Discontinued Operations

We classify certain properties and related assets and liabilities as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell. The operating results of such properties are presented in “Income (loss) from discontinued operations” in current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in “Income (loss) from discontinued operations.” Gains on sales of real estate assets are recognized if the specific transaction terms and any continuing involvement in the form of management or financial assistance meet the various sale recognition criteria as defined by GAAP. If the criteria are not met, we defer the gain until such time that the criteria for sale recognition have been met. Net gains on sales and any impairment losses associated with assets held for sale are presented in “Income (loss) from discontinued operations” when recognized.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals, and the contracted sales price for assets held for sale. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on management’s own assumptions, as there is little, if any, related observable market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Investment in Properties

We record the assets, liabilities and noncontrolling interests associated with property acquisitions which qualify as business combinations at their respective acquisition-date fair values which are derived using a market, income or replacement cost approach, or a combination thereof. Acquisition-related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. We do not consider acquisitions of land or unoccupied development buildings to be business combinations. Rather, these transactions are treated as asset acquisitions and recorded at cost.

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

Depreciation and Useful Lives of Properties

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets or liabilities. Our ability to assess the useful lives of our real estate assets accurately is critical to the determination of the appropriate amount of depreciation and amortization expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation and amortization expense we recognize.

The following table reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The carrying value of assets sold or retired and the related accumulated depreciation and/or amortization is derecognized and the resulting gain or loss, if any, is recorded during the period in which such sale or retirement occurs.

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

Impairment of Properties

Investments in properties classified as held for use are carried at cost and evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable and at least annually. Examples of such changes in circumstances include the point at which we deem a building to be held for sale, our intended hold period changes, or a building remains vacant significantly longer than expected. For investments in properties that we intend to hold long-term, the recoverability is based on the estimated future undiscounted cash flows. If the asset carrying value is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset and is reflected in “Impairment losses” on the Consolidated Statements of Operations. The determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in the Consolidated Financial Statements.

Investments in properties classified as held for sale are measured at the lower of their carrying amount or fair value (typically, the contracted sales price, a Level 2 input) less costs to sell. Impairment of assets held for sale is a component of “Income (loss) from discontinued operations” in the Consolidated Statements of Operations and is further detailed in Note 12 – Discontinued Operations and Assets Held for Sale.

In June 2010, we entered into a purchase option with a third-party on an industrial property located in New Jersey classified as held for use which resulted in a reassessment of the probable hold period of the property. Consequently, we determined that the total carrying amount of the property was no longer recoverable by the future estimated undiscounted cash flows and recognized an impairment loss of $4.6 million based on the estimated fair value. During the three and six months ended June 30, 2009, no impairment losses were recorded on investments in properties held for use.

Investments in and Advances to Unconsolidated Joint Ventures

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

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture if the recognition criteria have been met and the cash received is not required to be reinvested. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in income (loss) of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary. These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the Consolidated Financial Statements.

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

As of June 30, 2010, all hedges were designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Other Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Our agreements with each of our derivative counterparties contain provisions where if we default on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. We also have agreements with our derivative counterparties that incorporate the loan covenant provisions of our indebtedness with lender affiliates of the derivative counterparties. Failure to comply with the loan covenant provisions would cause us to be in default on any derivative instrument obligations covered by the agreements.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments, including amounts reported from discontinued operations, was approximately $1.5 million and $2.8 million, respectively, for the three and six months ended June 30, 2010, and approximately $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2009.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” including amounts from discontinued operations, was approximately $11.0 million, and $22.9 million, respectively, for the three and six months ended June 30, 2010, and approximately $11.7 million and $23.3 million, respectively, for the three and six months ended June 30, 2009.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of June 30, 2010 and December 31, 2009, our allowance for doubtful accounts was approximately $1.8 million and $2.2 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents, including amounts reported from discontinued operations, and accelerated amortization due to early lease terminations, was a decrease of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, and a decrease of approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2009.

Fees that we earn from early lease terminations are recorded in “Rental revenues” on a straight-line basis over the remaining contractual lease term or upon collection if collection is not assured. We recorded approximately $0.3 million in early lease termination fees, during the three and six months ended June 30, 2010, and approximately $46,000 and $1.4 million, respectively, during the three and six months ended June 30, 2009.

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

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors. Awards granted under this plan are fair valued and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. We previously granted equity awards under an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan (the “Independent Director Option Plan”). With the adoption of the Long-Term Incentive Plan we do not plan to make any further grants under the Employee Option Plan or the Independent Director Option Plan.

New Accounting Standards

In June 2009, the FASB issued guidance which amended the definition of a VIE and the consolidation guidance applicable to VIE’s. This guidance also enhanced VIE related disclosure requirements to provide more information about an enterprise’s involvement in a VIE. The consolidation amendments require ongoing assessments of whether a reporting entity is the primary beneficiary of a VIE and replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. We adopted this guidance as of January 1, 2010 with no material impact on the Consolidated Financial Statements.

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with GAAP to determine whether they are VIEs and, if so, whether we are the primary beneficiary. As of June 30, 2010, all of our unconsolidated joint ventures were determined to be unconsolidated investments because they were not VIEs. As of December 31, 2009, our investment in Stonefield Industrial, LLC was a consolidated VIE because we determined we were the primary beneficiary. We entered into this joint venture in 2008 with Panattoni Development Company (“Panattoni”), an unrelated third-party developer, to develop approximately 49 acres in Reno, Nevada. In conjunction with the joint venture’s debt maturity in October 2009, the venture was determined to be a VIE and we consolidated the venture’s net assets at fair value. Subsequent to the consolidation, we paid off the venture’s then existing debt in the amount of $5.3 million. On January 11, 2010, Panattoni assigned their equity interest in the venture to us for no consideration such that we wholly owned the venture.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in existing GAAP with the objective to improve these disclosures and increase transparency of financial reporting disclosures. Specifically, ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We adopted this guidance as of January 1, 2010 with no material impact on the Consolidated Financial Statements.

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. The historical cost of our investment in properties was:

	June 30, 2010	December 31, 2009
	(in thousands)
Operating properties	$2,732,614	$2,712,291
Properties under development	133,710	138,698
Properties under redevelopment	32,661	42,048
Properties in pre-development including land held	28,184	23,377

Total Investment in Properties	2,927,169	2,916,414
Less accumulated depreciation and amortization	(488,643)	(451,242)

Net Investment in Properties	$2,438,526	$2,465,172

Acquisition Activity

In the 2010 second quarter, we acquired one operating property located in the New Jersey market comprised of approximately 0.2 million square feet for a total gross cost of approximately $9.6 million which includes acquisition costs. This property was acquired from an unrelated third party using existing cash balances and borrowings under our senior unsecured revolving credit facility. In conjunction with this transaction which was accounted for as a business combination, the fair value of the net assets recorded included approximately $8.2 million in tangible real estate assets, $1.4 million in net intangible lease assets and $4.1 million in secured debt.

On May 25, 2010, we entered into a joint venture agreement with Iowa Investments, LLC, a related party, to form DCT 8th and Vineyard LLC (“8 th and Vineyard”). On the day of formation, the joint venture acquired a land parcel consisting of 19.3 acres in Rancho Cucamonga, California in exchange for assuming approximately $4.7 million of secured debt which was repaid subsequent to the acquisition. Pursuant to the joint venture agreement, we have contributed 100% or approximately $4.7 million of the required equity as of June 30, 2010. See Note 9 – Related Party Transactions for further discussion.

During the first half of 2009, we acquired two parcels of land comprised of approximately 8.9 acres in the United States and 3.5 acres in Mexico for a total cost of approximately $0.6 million including acquisitions costs. These land parcels were acquired from unrelated third parties using existing cash balances and represent land available for expansion adjacent to existing properties.

Disposition Activity

In the 2010 second quarter, we sold one 15,000 square foot operating property located in the Cincinnati market to an unrelated third party for total gross proceeds of approximately $0.6 million. Prior to the sale closing, we incurred an impairment loss of approximately $0.2 million on this property, which represents the difference between the carry value of the asset sold and its fair value net of sales costs, and is reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

In the second quarter of 2009, we sold two operating properties comprised of approximately 0.1 million square feet to unrelated third parties for total gross proceeds of approximately $4.0 million, which resulted in a gain of approximately $0.8 million. In addition to these two operating property sales, during the first half of 2009, we sold one land parcel comprised of approximately 1.8 acres to an unrelated third party for total gross proceeds of approximately $1.1 million, which resulted in a gain of approximately $0.1 million. Gains on the sale of these properties are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements

2010 Development Projects - Consolidated

As of June 30, 2010, we had seven consolidated development projects comprised of approximately 3.2 million square feet and 15 buildings located in Dulles, VA, Cincinnati, OH, Memphis, TN, Orlando, FL, Riverside, CA and Monterrey, Mexico. As of June 30, 2010, all of these buildings were shell-complete and two were 100% leased and occupied. For information related to our unconsolidated development joint ventures, see Note 4 - Investments in and Advances to Unconsolidated Joint Ventures.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 - Summary of Significant Accounting Policies, for additional information) was approximately $3.2 million and $6.8 million for the three and six months ended June 30, 2010 and approximately $4.4 million and $9.5 million for the three and six months ended June 30, 2009. Our intangible lease assets and liabilities included the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Other intangible lease assets	$84,297	$(47,153)	$37,144	$100,236	$(57,704)	$42,532
Above market rent	12,938	(8,813)	4,125	16,007	(10,703)	5,304
Below market rent	(10,899)	5,822	(5,077)	(12,788)	6,842	(5,946)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter.

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
	(in thousands)
Remainder of 2010	$5,303	$22
2011	8,610	428
2012	6,156	294
2013	4,099	441
2014	2,947	220
Thereafter	10,029	(453)

Total	$37,144	$952

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of June 30, 2010 and December 31, 2009.

Unconsolidated Joint Ventures	DCT Ownership Percentage as of June 30, 2010	Number of Buildings	Unconsolidated Net Equity Investment as of
			June 30, 2010	December 31, 2009

			(dollars in thousands)
Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$48,092	$48,618
TRT-DCT Venture II	11.4%	6	2,557	2,685
TRT-DCT Venture III	10%	5	1,651	1,719
DCT Fund I LLC	20%	6	868	1,124
TRT-DCT Venture I	4.4%	14	757	928

Total Institutional Funds		45	53,925	55,074

Other:
Stirling Capital Investments (SCLA)(1)	50%	6	44,556	44,456
IDI/DCT	50%	4	7,877	8,499
DCT/IDI Buford (land only)	75%	—	3,183	3,209

Total Other		10	55,616	56,164

Total		55	$109,541	$111,238

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through a partner level guarantee, guaranteed approximately $29.9 million in construction financing in the IDI/DCT joint venture which represents our proportionate share of the joint venture’s total debt of approximately $59.9 million as of June 30, 2010. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. This guarantee remains outstanding until the construction financing is satisfied. Of the total IDI/DCT joint venture debt, approximately $46.1 million matures in October 2010 and $13.8 million matures in March 2011.

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above. As of June 30, 2010, our proportionate share of non-recourse debt associated with unconsolidated joint ventures was approximately $91.5 million.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of June 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of June 30, 2010 and December 31, 2009.

	Balances as of June 30, 2010		Balances as of December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts		Estimated Fair Value
	(in thousands)
Notes receivable(1)	$17,443	$18,524	$19,084		$19,121
Borrowings(1) :
Fixed rate debt(2)	$929,371	$972,157	$911,478	(3)	$908,509
Variable rate debt	$225,237	$221,079	$225,237		$221,844
Interest rate contracts:
Interest rate swaps(4)	$(11,266)	$(11,266)	$(4,070)		$(4,070)

(1)

The fair values of our notes receivable and borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

(2)

The carrying amount of our fixed rate debt includes premiums and discounts as a result of the difference between the fair value and face value of debt assumed in connection with our acquisition activities.

(3)

Includes $100.0 million in LIBOR-based variable rate debt for which we entered into an interest rate swap to fix the LIBOR for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum, based on the Company’s current leverage ratio.

(4)

The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate credit valuation adjustments, which are derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. For further discussion on the fair value of our interest rate swaps, see Note 2 - Significant Accounting Policies.

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period.

	During the Six Months Ended June 30,
	2010	2009
	(in thousands)
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(4,070)	$—
Transfers into Level 3 (from Level 2)	—	(21,503)
Net unrealized gains (losses) included in accumulated other comprehensive loss	(8,515)	12,145
Realized losses (effective portion) recognized in interest expense	1,319	1,376

Ending balance at June 30	$(11,266)	$(7,982)

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

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of approximately $11.3 million and $4.1 million as of June 30, 2010 and December 31, 2009, respectively, included in “Other Liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest and other” in our Consolidated Statements of Operations. During the three and six months ended June 30, 2010 and 2009, we recorded no ineffectiveness.

As of June 30, 2010, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

We recorded approximately $7.3 million and $8.6 million of net unrealized losses, including the noncontrolling interests’ portion, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the three and six months ended June 30, 2010, respectively, and approximately $0.7 million and $12.0 million of net unrealized gains, including the noncontrolling interests’ portion, during the same periods in 2009, respectively.

As of June 30, 2010 and December 31, 2009, the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $19.0 million and $12.5 million, respectively, including the noncontrolling interests’ portion.

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

Note 6 – Outstanding Indebtedness

As of June 30, 2010, our outstanding indebtedness of approximately $1.2 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $91.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, our outstanding indebtedness consisted of mortgage notes and senior unsecured notes and totaled approximately $1.1 billion, excluding approximately $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of June 30, 2010, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage notes was approximately $0.9 billion. As of December 31, 2009, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage notes was approximately $1.1 billion. Our debt has various covenants with which we were in compliance as of June 30, 2010 and December 31, 2009.

Debt Refinancing

In January 2010, we repaid approximately $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of approximately $70.0 million was refinanced at a fixed rate of 6.11% with a new maturity of 2020 and a release of mortgages on five properties. In February 2010, we repaid approximately $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of approximately $53.0 million was refinanced at a fixed rate of 6.17% with a new maturity of 2019 and a release of mortgages on 11 properties. The debt repayments were funded using borrowings under our senior unsecured revolving credit facility and cash flows from operations. These transactions were treated as debt modifications pursuant to GAAP.

On June 6, 2010, we repaid $100.0 million of our senior unsecured term loan using funds borrowed on our senior unsecured revolving credit facility and extended the maturity on the remaining $200 million balance for one year. The $200 million term loan has a new interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election and was treated as a debt modification pursuant to GAAP.

On June 22, 2010, we issued $210.0 million of fixed rate, senior unsecured notes to a group of 12 investors in a private placement offering. These notes have a weighted average maturity of 8.3 years, include five, seven, eight and 11 year maturities and have a weighted average interest rate of approximately 6.46%. Proceeds from the transaction were used to repay amounts outstanding on our senior unsecured revolving credit facility.

Note 7 – Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in the operating partnership and equity interests held by third-party partners in consolidated real estate joint ventures. Our noncontrolling interests held by third-party partners in consolidated joint ventures were insignificant during the periods presented.

Noncontrolling interests representing interests in the operating partnership include OP Units and LTIP units which are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in the Consolidated Balance Sheets.

OP Units

As of June 30, 2010 and December 31, 2009, we owned approximately 89% and 88%, respectively, of the outstanding equity interests in the operating partnership. The remaining equity interest in the operating partnership was owned by third-party investors. Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. At our discretion, we have the option of redeeming the OP Units with cash or with shares of common stock on a one-for-one basis, subject to adjustment.

During the three months ended June 30, 2010, 0.6 million OP Units were redeemed for approximately $0.1 million in cash and 0.6 million shares of common stock. During the six months ended June 30, 2010, 1.6 million OP Units were redeemed for approximately $0.4 million in cash and 1.5 million shares of common stock. During the three months ended June 30, 2009, 0.3 million OP Units were redeemed for approximately $0.3 million in cash and 0.2 million shares of common stock. During the six months ended June 30, 2009, 1.2 million OP Units were redeemed for approximately $0.6 million in cash and 1.0 million shares of common stock.

As of June 30, 2010, there was a total of 25.8 million OP Units outstanding with a redemption value of approximately $116.8 million based on the closing price of common stock on June 30, 2010, all of which were redeemable. As of December 31, 2009, 27.2 million OP Units were outstanding with a redemption value of approximately $136.4 million based on the closing price of common stock on December 31, 2009, all of which were redeemable.

LTIP Units

We may grant limited partnership interests in the operating partnership called LTIP Units. LTIP Units, which we grant either as free-standing awards or together with other awards under the Long-Term Incentive Plan, as amended, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. LTIP Units typically vest ratably over a period of four to five years depending on the grant. Vested LTIP Units can be converted for OP Units on a one-for-one basis.

During the six months ended June 30, 2010, approximately 0.4 million LTIP units were granted to certain officers and senior executives, which vest 25% annually over four years with a total fair value of approximately $2.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 61% and a risk-free interest rate of 2.39%. Also during the six months ended June 30, 2010, approximately 0.2 million LTIP units were granted to a senior executive which vest over a five-year period (25% on March 30, 2013, 25% on March 30, 2014 and 50% on March 30, 2015) with a total fair value of approximately $1.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 62% and a risk-free interest rate of 2.55%. During the three and six months ended June 30, 2010, 0.1 million and 0.3 million vested LTIP Units were converted into 0.1 million and 0.3 million OP Units, respectively. As of June 30, 2010, approximately 1.7 million LTIP units were outstanding of which 0.2 million were vested.

During the six months ended June 30, 2009, approximately 0.4 million LTIP units were granted to certain officers and senior executives, which vest 25% annually over four years with a total fair value of $1.5 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 48% and a risk-free interest rate of 1.79%. No vested LTIP Units were converted into OP Units during the three and six months ended June 30, 2009. As of December 31, 2009, approximately 1.3 million LTIP units were outstanding of which 0.3 million were vested.

The following table illustrates the noncontrolling interests’ share of consolidated net loss during the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Noncontrolling interests’ share of loss from continuing operations	$1,356	$892	$2,346	$301
Noncontrolling interests’ share of (income) loss from discontinued operations	31	(132)	39	(195)
Noncontrolling interests’ share of gain on dispositions of real estate interests	—	—	(2)	(5)

Net loss attributable to noncontrolling interests	$1,387	$760	$2,383	$101

Note 8 – Stockholders’ Equity

Common Stock

As of June 30, 2010, approximately 211.3 million shares of common stock were issued and outstanding. On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three and six months ended June 30, 2010, we issued approximately 1.1 million and 1.7 million shares of common stock through this offering, respectively. Additionally during the three and six months ended June 30, 2010, we issued approximately 0.6 million and 1.5 million shares of common stock related to the redemption of OP Units (see additional information in Note 7 - Noncontrolling Interests above), respectively, and approximately 22,000 and 0.1 million shares of common stock related to vested shares of restricted and phantom stock and stock option exercises, respectively.

During the year ended December 31, 2009, we issued approximately 27.6 million shares of common stock in a public offering at a price of $4.25 per share. Also during the year ended December 31, 2009, we issued approximately 5.1 million shares of common stock in connection with redemptions of OP Units and approximately 0.2 million shares of common stock related to vested shares of restricted stock and phantom shares and stock option exercises.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings, including the offerings noted above.

Dividend Reinvestment and Stock Purchase Plan

In April 2007, we began offering shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan permits stockholders to acquire additional shares with quarterly dividends and to make additional cash investments to buy shares directly. Shares of common stock may be purchased in the open market, through privately negotiated transactions, or directly from us as newly issued shares of common stock. All shares issued under the Plan were acquired in the open market.

Equity-Based Compensation

Multi-Year Outperformance Program

On January 11, 2010, we adopted a multi-year outperformance program which is a long-term incentive compensation program. The purpose of the multi-year outperformance program is to promote the progress and success of our company by encouraging our senior officers to create stockholder value in a “pay for performance” compensation structure. The multi-year outperformance program is intended to be an ongoing program under which we will grant new awards each year.

Each year’s awards will entitle participants to receive shares of common stock with a maximum value of $10 million based on the absolute and relative total return to stockholders during the three-year performance period beginning on December 31st of the prior year. Half of each year’s awards will be based on our absolute total return to stockholders during the performance period and the other half will be based on our relative total return to stockholders during the performance period compared to the performance of the MSCI US REIT Index during the same period.

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

We are not obligated to grant awards under our multi-year outperformance program each year, and may grant awards in any given year with terms that vary from those set forth above in any respect, including, among other things, the performance hurdles, the aggregate award values and the performance period. During the six months ended June 30, 2010, we granted awards with a fair value of approximately $1.6 million under our multi-year outperformance program for 2010 to certain officers and senior executives. The terms of the 2010 awards are consistent with the general terms of our multi-year outperformance program described above and the three-year performance period for these awards will run from December 31, 2009 through December 31, 2012.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three and six months ended June 30, 2010, we granted approximately 12,000 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $5.25 and $4.64 per share, respectively. During the three and six months ended June 30, 2009, we granted approximately 6,000 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $4.64 and $3.43 per share, respectively.

Stock Options

During the three and six months ended June 30, 2010, we granted approximately 9,000 and 0.5 million stock options, respectively, at the weighted-average exercise price of $5.25 and $4.58 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $12,000 and $0.7 million and is amortized over their respective vesting periods. During the three and six months ended June 30, 2009, we granted approximately 6,000 and 1.5 million stock options, respectively, at the weighted-average exercise price of $4.63 and $3.42 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $6,000 and $0.7 million, respectively, and is amortized over their respective vesting periods.

Note 9 – Related Party Transactions

Note Receivable with TRT-DCT Venture I

In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to our unconsolidated joint venture, TRT-DCT Industrial Joint Venture I (“TRT-DCT Venture I”). Interest is due monthly on the unpaid balance. We recognized approximately $0.2 million and $0.5 million of interest income from this note receivable during the three and six months ended June 30, 2010, respectively, and approximately $0.2 million and $0.5 million, for the same periods in 2009, respectively.

Shared services agreement

During 2009, we had a shared services agreement with Overhead Services, Inc., formerly DC Services, LLC, (“Overhead Services”), an affiliate of Dividend Capital Advisors Group LLC (“DCAG”) whereby we received enumerated services (including IT services, human resources and payroll services, necessary to operate our business) for a one-year period for a monthly fee of approximately $0.6 million to Overhead Services pursuant to this agreement. Effective October 2009, we no longer had a related party relationship with DCAG.

8th and Vineyard Consolidated Joint Venture

As discussed in Note 3 – Investment in Properties, we entered into the 8th and Vineyard joint venture with Iowa Investments, LLC, an entity owned by one of our executives. Pursuant to the joint venture agreement, we will first receive a return of all capital along with a preferred return. Thereafter, Iowa Investments, LLC will receive a promoted interest. The land parcel acquired by 8th and Vineyard was purchased from an entity partially owned by the same executive. The acquisition price was determined to be at fair value based upon comparable sales.

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

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009.

Earnings per share – Basic and Diluted

	For the Three Months Ended June 30,
	2010	2009
	(in thousands, except for per share amounts)
Numerator
Loss from continuing operations attributable to common stockholders	$(10,491)	$(4,753)
Less: Distributed and undistributed earnings allocated to participating securities	(125)	(142)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(10,616)	(4,895)
Numerator for loss from discontinued operations attributable to common stockholders	(240)	759
Numerator for gain on dispositions of real estate interests attributable to common stockholders	—	—

Adjusted net loss attributable to common stockholders	$(10,856)	$(4,136)

Denominator
Weighted average common shares outstanding – basic and diluted	210,841	183,783

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.05)	$(0.02)
Income (loss) from discontinued operations	0.00	0.00
Gain on dispositions of real estate interests	0.00	0.00

Net loss attributable to common stockholders	$(0.05)	$(0.02)

Earnings per share – Basic and Diluted

	For the Six Months Ended June 30,
	2010	2009
	(in thousands, except for per share amounts)
Numerator
Loss from continuing operations attributable to common stockholders	$(17,667)	$(1,299)
Less: Distributed and undistributed earnings allocated to participating securities	(239)	(283)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(17,906)	(1,582)
Numerator for income (loss) from discontinued operations attributable to common stockholders	(302)	1,100
Numerator for gain on dispositions of real estate interests attributable to common stockholders	14	32

Adjusted net loss attributable to common stockholders	$(18,194)	$(450)

Denominator
Weighted average common shares outstanding – basic and diluted	209,602	179,745

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.09)	$(0.01)
Income (loss) from discontinued operations	0.00	0.01
Gain on dispositions of real estate interests	0.00	0.00

Net loss attributable to common stockholders	$(0.09)	$0.00

Potentially Dilutive Shares

For the three and six months ended June 30, 2010 we have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 3.9 million and 3.8 million stock options, phantom stock and warrants, respectively, because their effect would be anti-dilutive. For the three and six months ended June 30, 2009, we have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 4.3 million and 4.5 million stock options, phantom stock, and warrants, respectively, because their effect would be anti-dilutive.

Note 11 – Segment Information

During the second quarter of 2010, we finalized the reorganization of the Company to a regionally organized structure with regional managing directors. As a result, management now measures operating performance and allocates resources by region rather than by individual operating property or building type (bulk distribution, light industrial and other). We manage our operations based on four operating segments and have aggregated our operations into two reportable segments (East and West) in accordance with GAAP. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. The following segment disclosures exclude the results from discontinued operations. Certain reclassifications have been made to prior year results to conform to the current presentation, primarily related to discontinued operations (see Note 12 for additional information).

The following table sets forth the rental revenues and property net operating income of our segments in continuing operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three and Six Months Ended June 30,
	2010		2009
Operating properties in continuing operations:	East	West	East	West
For the three months ended June 30:
Rental revenues	$27,833	$29,508	$26,723	$30,974
Property net operating income(1)	$20,446	$20,460	$20,313	$21,883
For the six months ended June 30:
Rental revenues	$57,112	$57,493	$55,419	$63,747
Property net operating income(1)	$40,834	$40,120	$40,984	$45,853

(1)

Property net operating income, (“property NOI”), is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our segment rental revenues to our reported consolidated total revenue for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenue from operating properties in continuing operations	$57,341	$57,697	$114,605	$119,166
Revenues from development and redevelopment properties	1,099	934	1,825	1,702

Rental revenues	58,440	58,631	116,430	120,868
Institutional capital management and other fees	721	680	1,361	1,347

Total Revenues	$59,161	$59,311	$117,791	$122,215

The following table is a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Property NOI	$40,906	$42,196	$80,954	$86,837
NOI from development and redevelopment properties	133	471	19	744

Total property net operating income	41,039	42,667	80,973	87,581
Institutional capital management and other fees	721	680	1,361	1,347
Real estate related depreciation and amortization	(29,180)	(27,702)	(57,768)	(53,851)
Impairment losses	(4,556)	—	(4,556)	—
General and administrative expenses	(5,994)	(6,454)	(11,646)	(11,922)
Equity in income (losses) of unconsolidated joint ventures, net	(400)	(1,615)	(1,011)	2,565
Interest expense	(13,248)	(13,327)	(26,036)	(26,668)
Interest and other income (expense)	353	767	(510)	901
Income and other taxes	(582)	(661)	(820)	(1,553)

Loss from continuing operations	$(11,847)	$(5,645)	$(20,013)	$(1,600)

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment (in thousands).

	June 30, 2010	December 31, 2009
Segments:
East assets	$1,072,516	$1,106,092
West assets	1,214,033	1,199,914

Total segment net assets	2,286,549	2,306,006
Non-segment assets:
Development and redevelopment assets	163,060	178,462
Properties in pre-development including land held	28,184	23,377
Non-segment cash and cash equivalents	20,478	22,941
Other non-segment assets (1)	132,526	133,506

Total assets	$2,630,797	$2,664,292

(1)	Other non-segment assets primarily consists of corporate assets including investments in unconsolidated joint ventures, notes receivable, certain loan costs and deferred acquisition costs.

Included in the West operating segment rental revenues for the three and six months ended June 30, 2010 was approximately $1.2 million and $2.4 million, respectively, attributable to the Mexico operations. Included in rental revenues for the three and six months ended June 30, 2009 was approximately $1.1 million and $2.5 million, respectively, attributable to these operations. Included in the West operating segment net assets as of June 30, 2010 and December 31, 2009 was approximately $62.2 million and $57.5 million, respectively, attributable to these operations.

Note 12 – Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three and six months ended June 30, 2010, we sold one operating property in the East operating segment which was comprised of 15,000 square feet for which we recorded a non-cash impairment charge of approximately $0.2 million. During the year ended December 31, 2009, we sold three operating properties, one in the East operating segment comprised of 10,000 square feet and two in the West operating segment comprised of approximately 0.9 million square feet to third parties. For the three and six months ended June 30, 2009 income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three and six months ended June 30, 2009. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the components of income (loss) from discontinued operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Rental revenues	$—	$760	$—	$1,503
Rental expenses and real estate taxes	(92)	(59)	(107)	(194)
Real estate related depreciation and amortization	(2)	(287)	(8)	(591)
General and administrative	—	(13)	—	(29)

Operating income	(94)	401	(115)	689
Interest expense, net	—	(29)	—	(59)
Other expense	(12)	(213)	(56)	(62)
Income taxes	—	(2)	—	(4)

Income (loss) before gain on dispositions of real estate	(106)	157	(171)	564
Gain on dispositions of real estate interests	22	734	17	731
Impairment losses	(187)	—	(187)	—

Income (loss) from discontinued operations	$(271)	$891	$(341)	$1,295

Note 13 - Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized subsequent events were noted.

During the second quarter of 2010, we received commitments with a syndicated group of banks to refinance our senior unsecured revolving credit facility. The total capacity of the new facility will remain at $300.0 million and have a three year maturity with provisions, which under certain circumstances, allow us to increase its total capacity to $400.0 million. At our election, the new facility will bear interest either at LIBOR plus between 2.1% and 3.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The new facility is expected to close in August 2010. We do not expect this transaction will have a material impact on the Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	national, international, regional and local economic conditions, including, in particular, the continuing impact of the severe economic recession that began in 2007;

•	the general level of interest rates and the availability of capital, particularly in light of the recent disruption in the credit markets;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	natural disasters such as fires, hurricanes and earthquakes;

•	energy costs;

•	the terms of governmental regulations that affect us and interpretations of those regulations, including changes in real estate and zoning laws and increases in real property tax rates;

•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, interest and other commitments;

•	lack of or insufficient amounts of insurance;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	the consequences of future terrorist attacks or civil unrest;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and

•	other risks and uncertainties detailed in the section entitled “Risk Factors.”

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of June 30, 2010, the Company owned interests in, managed or had under development approximately 75.5 million square feet of properties leased to more than 800 customers, including:

•	53.3 million consolidated square feet comprising 378 properties owned and in our operating portfolio which was 85.9% occupied;

•	14.6 million unconsolidated square feet comprising 46 properties managed on behalf of three institutional capital management joint venture partners;

•	3.6 million consolidated square feet comprising 13 properties under development and three properties in redevelopment

•	3.2 million unconsolidated square feet comprising seven properties under development, and

•	0.8 million square feet comprising three operating properties in one of our unconsolidated joint ventures.

Our portfolio primarily consists of high-quality, generic bulk distribution warehouses and light industrial properties. We own our properties through our operating partnership and its subsidiaries. DCT Industrial Trust Inc. is the sole general partner and owned approximately 89% of the outstanding equity interests in our operating partnership as of June 30, 2010.

Our primary business objectives are to maximize long-term growth in earnings and Funds From Operations, or FFO, as defined on page 42, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

•	continue to manage and strengthen our operating platform including our local market offices to effectively maximize leasing and capital deployment opportunities;

•	maximize cash flows from existing operating and development properties;

•	deploy capital into quality acquisitions and development opportunities which meet our asset, location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting in higher return opportunities.

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

We believe near-term operating income from our existing properties will continue to be less than prior year comparable periods as the decline in demand for warehouse space together with high levels of available competitive space result in lower rents than rents on existing leases and higher vacancy levels. The decline in the economy that began in 2007 has impacted and may continue to impact our performance in several ways including: negative rent growth on signed leases, fewer lease renewals, decreased leasing of existing vacancies, and an increase in early terminations, bankruptcies and requests for rent relief from our customers. The weak economic conditions have caused a reduction in the demand for warehouse space nationally, resulting in decreased occupancy and lower rental rates. Further, the decline in market values of real estate assets could result in additional impairment losses compared to prior years and less attractive pricing for any assets that we may sell.

However, the stabilization of the U.S. economy, including positive growth in Gross Domestic Product since the middle of 2009, has resulted in market rents and occupancies to begin stabilizing although at historically low levels. We expect that real estate fundamentals will begin to improve by late 2010 or early 2011. However, we believe the recovery is likely to be slow, mirroring the overall U.S. economic recovery.

The real estate credit markets for quality assets have significantly improved in 2010. Further, while some constraints remain, due in part to the impact of declining property values over the past two years, we believe that financing is available through equity and debt capital to well capitalized real estate companies and that our sources of capital are adequate to meet our liquidity requirements. These capital resources may be utilized in part to finance costs of leasing and maintaining our properties as discussed in “Liquidity and Capital Resources” as well as to pay down existing debt, fund equityholder distributions, and finance acquisitions. While we maintain hedges to manage a portion of our interest rate risk (for further discussion on our hedges, see “Notes to Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities”), we expect our interest expense will increase compared to prior years due to refinancing of borrowings at higher average interest rates resulting from market conditions. During 2010, we have refinanced debt at rates that are generally higher than rates on the debt repaid.

The principal risks to our business plan include:

•

the challenges that we may face as a result of the recent economic recession, including the timing and pace of the U.S. economic recovery, demand for warehouse space, tenant bankruptcies and declining real estate values;

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

We also expect the following key trends, as economic conditions continue to improve, to affect our industry positively:

•	the overall growth of the U.S. economy including the rebuilding of inventory levels by manufacturers and distributors;

•	the growth or continuing importance of industrial markets located near major transportation hubs including seaports, airports and major intermodal facilities;

•	the continued long-term growth in international trade which necessitates the increased import and export of products in the U.S. and Mexico; and

•

the continued restructuring of corporate supply chains which may impact local demand for distribution space as companies relocate their operations consistent with their particular requirements or needs.

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

Significant Transactions During 2010

Summary of the six months ended June 30, 2010

•	Debt Repayments and Refinancings

In January 2010, we repaid approximately $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of approximately $70.0 million was refinanced at a fixed rate of 6.11% with a new maturity of 2020 and a release of mortgages on five properties. In February 2010, we repaid approximately $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of approximately $53.0 million was refinanced at a fixed rate of 6.17% with a new maturity of 2019 and a release of mortgages on 11 properties. The debt repayments were funded using borrowings under our senior unsecured revolving credit facility and cash flows from operations. These transactions were treated as debt modifications pursuant to GAAP.

•

On June 6, 2010, we repaid $100.0 million of our senior unsecured term loan using funds borrowed on our senior unsecured revolving credit facility and extended the maturity on the remaining $200 million balance for one year. The $200 million term loan has a new interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election and was treated as a debt modification pursuant to GAAP.

•

On June 22, 2010, we issued $210.0 million of fixed rate, senior unsecured notes to a group of 12 investors in a private placement offering. These notes have a weighted average maturity of 8.3 years, include five, seven, eight and 11 year maturities and have a weighted average interest rate of approximately 6.46%. Proceeds from the transaction were used to repay amounts outstanding on our senior unsecured revolving credit facility.

•

During the second quarter of 2010, we received commitments with a syndicated group of banks to refinance our senior unsecured revolving credit facility. The total capacity of the new facility will remain at $300.0 million and have a three year maturity with provisions, which under certain circumstances, allow us to increase its total capacity to $400.0 million. At our election, the new facility will bear interest either at LIBOR plus between 2.1% and 3.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. The new facility is expected to close in August 2010. As of June 30, 2010 and December 31, 2009, the current facility was undrawn.

Customer Diversification

As of June 30, 2010, there were no customers that occupied more than 2.0% of our consolidated operating properties and development properties based on annualized base rent or gross leased square feet. The following table reflects our 10 largest customers, based on annualized base rent as of June 30, 2010, that occupy a combined 6.8 million square feet of our consolidated operating and development properties.

Customer	Percentage of Annualized Base Rent
CEVA Logistics	2.0%
Bridgestone/Firestone	1.5%
Technicolor	1.5%
United Parcel Service (UPS)	1.4%
The Glidden Company	1.3%
Crayola	1.2%
United Stationers Supply Company	1.0%
Pitney Bowes	1.0%
Deutsche Post World Net (DHL & Exel)	0.9%
Toys “R” Us	0.9%

Results of Operations

Summary of the three and six months ended June 30, 2010 compared to the same periods ended June 30, 2009

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of June 30, 2010, the Company owned interests in, managed or had under development approximately 75.5 million square feet of properties leased to more than 800 customers, including 14.6 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of June 30, 2010, we consolidated 378 operating properties, 13 development properties and three redevelopment properties.

Comparison of the three months ended June 30, 2010 to the same period ended June 30, 2009

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 368 operating properties and was comprised of 51.0 million square feet. A discussion of these changes follows the table (in thousands).

	Three Months Ended June 30,
	2010	2009	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$54,770	$57,359	$(2,589)
Non-same store operating properties	2,548	292	2,256
Development and redevelopment	839	934	(95)
Revenues related to early lease terminations	283	46	237

Total rental revenues	58,440	58,631	(191)

Rental Expenses and Real Estate Taxes
Same store	(16,000)	(15,384)	(616)
Non-same store operating properties	(435)	(117)	(318)
Development and redevelopment	(966)	(463)	(503)

Total rental expenses and real estate taxes	(17,401)	(15,964)	(1,437)

Property Net Operating Income (Loss) (1)
Same store, excluding revenues related to early lease terminations	38,770	41,975	(3,205)
Non-same store operating properties	2,113	175	1,938
Development and redevelopment	(127)	471	(598)
Revenues related to early lease terminations	283	46	237

Total property net operating income	41,039	42,667	(1,628)

Other Revenue and Other Income
Institutional capital management and other fees	721	680	41
Equity in loss of unconsolidated joint ventures, net	(400)	(1,615)	1,215
Interest and other income	353	767	(414)

Total other revenue and other income	674	(168)	842

Other Expenses
Real estate related depreciation and amortization	(29,180)	(27,702)	(1,478)
Interest expense	(13,248)	(13,327)	79
General and administrative expenses	(5,994)	(6,454)	460
Impairment losses	(4,556)	—	(4,556)
Income and other taxes	(582)	(661)	79

Total other expenses	(53,560)	(48,144)	(5,416)

Income (loss) from discontinued operations	(271)	891	(1,162)
Net loss attributable to noncontrolling interests	1,387	760	627

Net loss attributable to common stockholders	$(10,731)	$(3,994)	$(6,737)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 38, below. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues

The following table illustrates the various components of our rental revenues for the three months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,
	2010	2009	$ Change
Base rent	$44,813	$46,476	$(1,663)
Straight-line rent and amortization of above and below market rent intangibles	1,430	63	1,367
Tenant recovery income	11,032	11,589	(557)
Other	882	457	425
Revenues related to early lease terminations	283	46	237

Total rental revenues	$58,440	$58,631	$(191)

Rental revenues which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, remained relatively unchanged during the three months ended June 30, 2010 compared to the same period in 2009, primarily due to the following offsetting increases and decreases:

•

a decrease of $1.7 million in the base rent primarily due to a lower average occupancy rate of 85.5% during the three months ended June 30, 2010 as compared to 87.1% for the same period in 2009, and lower rental rates on new leases; which was largely offset by

•

an increase of $1.4 million in straight-line rent and amortization of above and below market rent intangibles primarily due to increased free rent periods on new leases and decreased write-offs of straight-line rent receivables due to early lease terminations; and

•	an increase of $0.4 million in other revenue primarily due to a settlement of late charges and other claims from a tenant in liquidation.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $1.4 million or 9.0% for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to a $1.1 million increase in real estate taxes.

Other Revenue and Other Income

Other revenue and other income increased by approximately $0.8 million for the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to a $1.2 million decrease in equity in loss on unconsolidated joint ventures as a result of changes in control and subsequent consolidation of certain ventures in the third quarter 2009, partially offset by the cessation of construction activity resulting in lower capitalized costs in 2010.

Other Expenses

Other expenses increased by approximately $5.4 million for the three months ended June 30, 2010 as compared to the same period in 2009, primarily a result of:

•

a $4.6 million increase in impairment losses associated with an industrial property located in New Jersey classified as held for use (see our accounting policy on impairment of properties in the “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information); and

•	a $1.5 million increase in depreciation primarily due to an increase of depreciable assets period over period.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations decreased by approximately $1.2 million during the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to a decrease of $0.7 million in gains on sold properties and a $0.2 million non-cash impairment charge recognized in 2010 associated with one operating property which was subsequently sold. (See “Notes to Consolidated Financial Statements, Note 12 – Discontinued Operations and Assets Held for Sale” for additional information.)

Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by approximately $0.6 million due to an increase of consolidated net loss, period over period and an increase of 2% in our ownership of the operating partnership. We owned approximately 89% and 87% of our operating partnership as of June 30, 2010 and 2009, respectively. The change in ownership was primarily due to the redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 7—Noncontrolling Interests” for additional information) and the effect of our continuous public offering which commenced in March 2010 (see “Notes to Consolidated Financial Statements, Note 8 – Stockholders’ Equity” for additional information).

Comparison of the six months ended June 30, 2010 to the same period ended June 30, 2009

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio during the six months ended June 30, 2009 totaled 368 operating properties comprised of approximately 51.0 million square feet. A discussion of these changes follows the table (in thousands).

	Six Months Ended June 30,
	2010	2009	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$109,715	$117,249	$(7,534)
Non-same store operating properties	4,833	474	4,359
Development and redevelopment	1,565	1,702	(137)
Revenues related to early lease terminations	317	1,443	(1,126)

Total rental revenues	116,430	120,868	(4,438)

Rental Expenses and Real Estate Taxes
Same store	(32,724)	(32,094)	(630)
Non-same store operating properties	(928)	(235)	(693)
Development and redevelopment	(1,805)	(958)	(847)

Total rental expenses and real estate taxes	(35,457)	(33,287)	(2,170)

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	76,991	85,155	(8,164)
Non-same store operating properties	3,905	239	3,666
Development and redevelopment	(240)	744	(984)
Revenues related to early lease terminations	317	1,443	(1,126)

Total property net operating income	80,973	87,581	(6,608)

Other Revenue and Other Income
Institutional capital management and other fees	1,361	1,347	14
Gain on dispositions of real estate interests	16	37	(21)
Equity in income (loss) of unconsolidated joint ventures, net	(1,011)	2,565	(3,576)
Interest and other income (expense)	(510)	901	(1,411)

Total other revenue and other income	(144)	4,850	(4,994)

Other Expenses
Real estate related depreciation and amortization	(57,768)	(53,851)	(3,917)
Interest expense	(26,036)	(26,668)	632
General and administrative	(11,646)	(11,922)	276
Impairment losses	(4,556)	—	(4,556)
Income and other taxes	(820)	(1,553)	733

Total other expenses	(100,826)	(93,994)	(6,832)
Income (loss) from discontinued operations	(341)	1,295	(1,636)
Net loss attributable to noncontrolling interests	2,383	101	2,282

Net loss attributable to common stockholders	$(17,955)	$(167)	$(17,788)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 38, below. For a reconciliation of our property net operating income to our reported “Loss from continuing operations”, see Note 11 to the Consolidated Financial Statements.

Rental Revenues

The following table illustrates the various components of our rental revenues for the six months ended June 30, 2010 and 2009 (in thousands):

	For the Six Months Ended June 30,
	2010	2009	$ Change
Base rent	$89,271	$94,562	$(5,291)
Straight-line rent and amortization of above and below market rent intangibles	2,463	(124)	2,587
Tenant recovery income	22,905	23,158	(253)
Other	1,474	1,829	(355)
Revenues related to early lease terminations	317	1,443	(1,126)

Total rental revenues	$116,430	$120,868	$(4,438)

Rental revenues which is comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, decreased by approximately $4.4 million, or 3.7%, for the six months ended June 30, 2010 compared to the same period in 2009, primarily due to the following

•

a decrease of $5.3 million in base rent due to a lower average occupancy rate of 85.8% during the six months ended June 30, 2010 as compared to 89.1% for the same period in 2009, as well as lower rental rates on new leases; and

•	a decrease of $1.1 million in fees from early terminations; which were partially offset by

•	an increase of $2.6 million straight-line rent primarily due to increased free rent periods on new leases and decreased write-offs of straight-line rent receivables due to early lease terminations.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by almost $2.2 million, or 6.5%, for the six months ended June 30, 2010 compared to the same period in 2009, primarily due an increase of $1.7 million in property taxes, a $0.5 million increase in snow removal costs due to inclement weather in the Mid-West and Northeast and a $0.4 million increase in utility expenses. These increases were partially offset by a $0.6 million decrease in bad debt expense related to improved tenant credit.

Other Revenue and Other Income

Other revenue and other income decreased by approximately $5.0 million, for the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to:

•

a $3.6 million decrease in equity in earnings on unconsolidated joint ventures resulting largely from a land sale gain at the SCLA unconsolidated joint venture recognized in 2009 and cessation of construction activity resulting in lower capitalized costs in 2010, which was partially offset by a decrease in equity in loss as a result of changes in control and subsequent consolidation of certain ventures in the third quarter 2009;

•	a $1.4 million decrease of interest and other income (expense) primarily due to $1.1 million of debt modification costs associated with debt refinancings in the first quarter of 2010.

Other Expenses

Other expenses increased by approximately $6.8 million, for the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to:

•

a $4.6 million increase in impairment losses associated with an industrial property located in New Jersey classified as held for use (see “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information); and

•	a $3.9 million increase in depreciation primarily due to an increase of depreciable assets period over period.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations decreased $1.6 million during the six months ended June 30, 2010 as compared to the same period in 2009 which is primarily due to a decrease of $0.7 million in gains on sold properties and a $0.2 million non-cash impairment charge recognized in 2010 associated with one operating property held for sale. (See “Notes to Consolidated Financial Statements, Note 12 – Discontinued Operations and Assets Held for Sale” for additional information.)

Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by approximately $2.3 million due to an increase of consolidated net loss, period over period and an increase of 2% in our ownership of the operating partnership. We owned approximately 89% and 87% of our operating partnership as of June 30, 2010 and 2009, respectively. The change in ownership was primarily due to the redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 7—Noncontrolling Interests” for additional information) and the effect of our continuous public offering which commenced in March 2010 (see “Notes to Consolidated Financial Statements, Note 8 – Stockholders’ Equity” for additional information).

Segment Summary of the three and six months ended June 30, 2010 compared to the same periods ended June 30, 2009

The following table illustrates the changes in our consolidated operating properties by in continuing operations by segment as of, and for the three and six months ended June 30, 2010 compared to June 30, 2009, respectively.

	As of and for the Three and Six Months Ended June 30,
	2010			2009
Operating properties in continuing operations:	East	West	Total	East	West	Total
	(dollars in thousands)
Number of buildings	170	208	378	169	202	371
Square feet (in thousands)	28,172	25,146	53,318	27,968	23,834	51,802
Occupancy at end of period	86.0%	85.8%	85.9%	84.5%	90.5%	87.3%
Segment net assets	$1,072,516	$1,214,033	$2,286,549	$1,075,946	$1,200,629	$2,276,575
For the three months ended June 30:
Rental revenues	$27,833	$29,508	$57,341	$26,723	$30,974	$57,697
Property net operating income (1)	$20,446	$20,460	$40,906	$20,313	$21,883	$42,196
For the six months ended June 30:
Rental revenues	$57,112	$57,493	$114,605	$55,419	$63,747	$119,166
Property net operating income (1)	$40,834	$40,120	$80,954	$40,984	$45,853	$86,837

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Income (loss) from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11—Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment (in thousands).

	June 30, 2010	June 30, 2009 (1)
Segments:
East assets	$1,072,516	$1,075,946
West assets	1,214,033	1,200,629

Total segment net assets	2,286,549	2,276,575
Non-segment assets:
Development and redevelopment assets	163,060	150,005
Assets held for sale or disposed assets	—	37,600
Properties in pre-development including land held	28,184	21,848
Non-segment cash and cash equivalents	20,478	132,762
Other non-segment assets (2)	132,526	145,692

Total Assets	$2,630,797	$2,764,482

(1)	Reflects reclassifications for properties classified as discontinued operations at June 30, 2010.

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

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including dispositions and asset contributions;

•	Borrowings under our senior unsecured revolving credit facility;

•	Other forms of secured or unsecured financings;

•	Current continuous offering and future offerings of common stock or other securities;

•	Current cash balances; and

•	Distributions from our institutional capital management program and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equityholder distributions, capital expenditures at our properties, development funding requirements, and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

“Cash and cash equivalents” were $20.2 million and $19.1 million as of June 30, 2010 and December 31, 2009, respectively. Net cash provided by operating activities decreased by $9.5 million to $43.9 million during the six months ended June 30, 2010 compared to $53.4 million during the same period in 2009. This change was primarily due to an increase in net losses adjusted for non-cash items including impairment losses and depreciation.

Net cash used in investing activities increased $15.1 million to $26.7 million during the six months ended June 30, 2010 compared to $11.6 million during the same period in 2009. This change was primarily due to increased real estate acquisitions and decreased proceeds received from real estate dispositions, which were partially offset by the full repayment of one of our notes receivable and increased refunds received on value added tax payments associated with previously acquired Mexico properties. Net cash used in financing activities was $16.1 million during the six months ended June 30, 2010 compared to $71.3 million in cash provided by financing activities during the same period in 2009, with the change primarily due to the proceeds received in our public stock offering in 2009 (see below) as cash from debt issuances were largely used to pay down existing debt balances.

Common Stock

As of June 30, 2010, approximately 211.3 million shares of common stock were issued and outstanding. On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock through March 23, 2013 in “at-the-market” offerings or certain other transactions. Through June 30, 2010, we issued 1.5 million shares of common stock through this program and raised net proceeds of $8.5 million. We may use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt.

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

Distributions

During the three and six months ended June 30, 2010, our board of directors declared distributions to stockholders totaling approximately $16.8 million and $33.4 million, respectively, including distributions to OP unitholders. During the same periods of 2009, our board of directors declared distributions to stockholders of approximately $19.0 million and $35.7 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2010 and 2009.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During August 2010, our board of directors declared quarterly cash dividends totaling approximately $16.8 million, payable on October 14, 2010 to stockholders of record as of October 7, 2010.

Outstanding Indebtedness

As of June 30, 2010, our outstanding indebtedness of $1.2 billion consisted of mortgage notes and senior unsecured notes, excluding $91.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, our outstanding indebtedness consisted of mortgage notes and senior unsecured notes and totaled approximately $1.1 billion, excluding $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of June 30, 2010, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage notes was approximately $0.9 billion. As of December 31, 2009, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage notes was approximately $1.1 billion. Our debt has various covenants with which we were in compliance as of June 30, 2010 and December 31, 2009.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service excluding principal maturities. Our debt service consists of scheduled principal and interest payments. During the three and six months ended June 30, 2010, debt service totaled $115.2 million and $130.0 million, respectively. During the three and six months ended June 30, 2009, debt service totaled $18.6 million and $34.6 million, respectively.

In January 2010, we repaid approximately $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of approximately $70.0 million was refinanced at a fixed rate of 6.11% with a new maturity of 2020 and a release of mortgages on five properties. In February 2010, we repaid approximately $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of approximately $53.0 million was refinanced at a fixed rate of 6.17% with a new maturity of 2019 and a release of mortgages on 11 properties. The debt repayments were funded using borrowings under our senior unsecured revolving credit facility and cash flows from operations. These transactions were treated as debt modifications pursuant to GAAP.

On June 6, 2010, we repaid $100.0 million of our senior unsecured term loan using funds borrowed on our senior unsecured revolving credit facility and extended the maturity on the remaining $200 million balance for one year. We included the $100 million repayment in debt service amounts, above, as it was a scheduled principal payment. The $200 million term loan has a new interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election and was treated as a debt modification pursuant to GAAP.

On June 22, 2010, we issued $210.0 million of fixed rate, senior unsecured notes to a group of 12 investors in a private placement offering. These notes have a weighted average maturity of 8.3 years, include five, seven, eight and 11 year maturities and have a weighted average interest rate of approximately 6.46%. Proceeds from the transaction were used to repay amounts outstanding on our senior unsecured revolving credit facility.

As of June 30, 2010, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

Line of Credit

Our senior unsecured revolving credit facility is with a syndicated group of banks and has a total capacity of $300.0 million and matures December 2010. The facility has provisions, which under certain circumstances, may allow us to increase its total capacity to $500.0 million. At our election, the facility bears interest either at LIBOR plus between 0.55% and 1.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee. As of June 30, 2010 and December 31, 2009, our senior unsecured revolving credit facility was undrawn.

During the second quarter of 2010, we received commitments with a syndicated group of banks to refinance our senior unsecured revolving credit facility. The total capacity of the new facility will remain at $300.0 million and have a three year maturity with provisions, which under certain circumstances, allow us to increase its total capacity to $400.0 million. At our election, the new facility will bear interest either at LIBOR plus between 2.1% and 3.1%, depending upon our consolidated leverage, or at prime and is subject to an annual facility fee.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of June 30, 2010 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2010 remaining	$—	$4,216	$—	$4,216
2011	250,000	132,728	—	382,728
2012	—	56,986	—	56,986
2013	175,000	42,892	—	217,892
2014	50,000	5,298	—	55,298
Thereafter	260,000	174,734	—	434,734

Total	$735,000	$416,854	$—	$1,151,854

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2010, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,436,186	$355,290	$431,389	$218,938	$430,569
Operating lease commitments	1,027	655	368	4	—
Ground lease commitments(2)	14,484	474	949	998	12,063
Purchase obligations(3)	3,600	3,600	—	—	—

Total	$1,455,297	$360,019	$432,706	$219,940	$442,632

(1)

From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term, are cancellable within 90 days and are not included in the table above.

(2)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is subject to ground leases.
(3)

In total, our estimated construction costs to complete current development projects is approximately $29.6 million none of which is legally committed, and $18.1 million is expected to be funded with existing construction loans. As of June 30, 2010, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $69.6 million, of which $34.1 million is scheduled to mature by the end of 2010, $28.8 million is scheduled to mature by the end of 2011 and $6.7 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

Investments in and Advances to Unconsolidated Joint Ventures

Guarantees

Based on the provisions of certain joint venture agreements we have, indirectly through partner level guarantees, guaranteed our proportionate share of $29.9 million in construction financing as of June 30, 2010. In the event the guarantor partner is required to satisfy the guarantee, DCT has indemnified its venture partner for our proportionate share of the guarantee. These guarantees remain outstanding until the construction financing is satisfied.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

As of June 30, 2010, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $91.5 million, which includes the $29.9 million related to construction financing discussed above.

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental, non-GAAP measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of operating real estate held for investment purposes and adjustments to derive our proportionate share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations as defined by GAAP, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to other REITs’ FFO and, FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from “Net loss attributable to DCT common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders and unitholders	$(10,731)	$(3,994)	$(17,955)	$(167)
Adjustments:
Real estate related depreciation and amortization	29,182	27,988	57,776	54,443
Equity in (income) loss of unconsolidated joint ventures, net	400	1,615	1,011	(2,565)
Equity in FFO of unconsolidated joint ventures	1,172	1,180	2,572	7,729
Less: (Gain) loss on dispositions of real estate interests and business combinations	(22)	(734)	361	(768)
Gain (loss) on dispositions of non-depreciated real estate	(4)	—	7	113
Noncontrolling interest in the operating partnership’s share of the above adjustments	(3,428)	(4,411)	(7,033)	(8,899)
FFO attributable to unitholders	2,060	3,674	4,707	8,823

FFO attributable to common stockholders and unitholders – basic and diluted	$18,629	$25,318	$41,446	$58,709

FFO per common share and unit – basic and diluted	$0.08	$0.12	$0.17	$0.28

FFO weighted average common shares and units outstanding:
Common shares for earnings per share – basic:	210,841	183,783	209,602	179,745
Participating securities	1,877	1,768	1,615	1,574
Units	26,367	31,557	26,855	31,791

FFO weighted average common shares, participating securities and units outstanding – basic:	239,085	217,108	238,072	213,110
Dilutive common stock equivalents	441	124	434	1

FFO weighted average common shares, participating securities and units outstanding – diluted:	239,526	217,232	238,506	213,111

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the six months ended June 30, 2010 and 2009, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2010 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2010, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90 million, a LIBOR based swap strike rate of 5.430%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

As of June 30, 2010, our derivative with a negative fair value of $11.3 million is included in “Other liabilities” in our Consolidated Balance Sheets. As of December 31, 2009, derivatives with a negative fair value of $4.1 million were included in “Other liabilities” in our Consolidated Balance Sheets.

The net liabilities associated with these derivatives would increase approximately $0.9 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of June 30, 2010.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2010, we had approximately $225.2 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the six months ended June 30, 2010 would have increased by approximately $0.2 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $3.9 million during the six months ended June 30, 2010.

As of June 30, 2010, the estimated fair value of our debt was approximately $1.2 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2010, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 26, 2010, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

*10.1	Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 10, 2010)

+10.2	Fifth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 6, 2010

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

+	Filed herewith.
*	Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 5, 2010	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: August 5, 2010	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

a. Exhibits

*10.1	Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 10, 2010)

+10.2	Fifth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 6, 2010

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

+	Filed herewith.
*	Filed previously