Form 10-Q
period 2010-09-30
DCT Industrial Trust Inc.
filed 2010-11-02
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 216,829,829 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Land	$531,204	$519,485
Buildings and improvements	2,276,368	2,219,826
Intangible lease assets	90,506	116,243
Construction in progress	35,735	60,860

Total investment in properties	2,933,813	2,916,414
Less accumulated depreciation and amortization	(508,820)	(451,242)

Net investment in properties	2,424,993	2,465,172
Investments in and advances to unconsolidated joint ventures	108,341	111,238

Net investment in real estate	2,533,334	2,576,410
Cash and cash equivalents	15,043	19,120
Notes receivable	17,361	19,084
Deferred loan costs, net	6,274	4,919
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,977 and $2,226, respectively	32,679	31,607
Other assets, net	15,215	13,152
Assets held for sale	2,878	—

Total assets	$2,622,784	$2,664,292

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$38,587	$36,261
Distributions payable	16,898	16,527
Tenant prepaids and security deposits	18,807	19,451
Other liabilities	18,568	5,759
Intangible lease liability, net	4,648	5,946
Senior unsecured notes	735,000	625,000
Mortgage notes	417,176	511,715
Liabilities related to assets held for sale	873	—

Total liabilities	1,250,557	1,220,659

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized 213,284,645 and 208,046,167 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,133	2,080
Additional paid-in capital	1,850,381	1,817,654
Distributions in excess of earnings	(662,300)	(591,087)
Accumulated other comprehensive loss	(21,114)	(11,012)

Total stockholders’ equity	1,169,100	1,217,635
Noncontrolling interests	203,127	225,998

Total equity	1,372,227	1,443,633

Total liabilities and equity	$2,622,784	$2,664,292

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Rental revenues	$60,047	$60,451	$176,265	$180,606
Institutional capital management and other fees	734	701	2,096	2,048

Total revenues	60,781	61,152	178,361	182,654

OPERATING EXPENSES:
Rental expenses	8,738	9,107	25,383	25,149
Real estate taxes	9,734	9,310	28,100	26,374
Real estate related depreciation and amortization	28,559	27,582	85,833	80,973
General and administrative	5,772	9,081	17,419	21,003
Impairment losses	—	—	4,556	—

Total operating expenses	52,803	55,080	161,291	153,499

Operating income	7,978	6,072	17,070	29,155

OTHER INCOME AND EXPENSE:
Equity in income (loss) of unconsolidated joint ventures, net	(1,342)	(400)	(2,353)	2,165
Loss on business combinations	—	(10,156)	(395)	(10,156)
Interest expense	(15,493)	(13,487)	(41,481)	(40,094)
Interest and other income	227	353	112	1,254
Income and other taxes	(236)	(470)	(1,056)	(2,024)

Loss from continuing operations	(8,866)	(18,088)	(28,103)	(19,700)
Income (loss) from discontinued operations	(953)	1,009	(2,070)	2,315

Loss before gain (loss) on dispositions of real estate interests	(9,819)	(17,079)	(30,173)	(17,385)
Gain (loss) on dispositions of real estate interests	(3)	24	13	61

Consolidated net loss of DCT Industrial Trust Inc.	(9,822)	(17,055)	(30,160)	(17,324)
Net loss attributable to noncontrolling interests	1,142	2,472	3,526	2,574

Net loss attributable to common stockholders	$(8,680)	$(14,583)	$(26,634)	$(14,750)

EARNINGS PER COMMON SHARE – BASIC:
Loss from continuing operations	$(0.04)	$(0.07)	$(0.12)	$(0.09)
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.01
Gain (loss) on dispositions of real estate interests	0.00	0.00	0.00	0.00

Net loss attributable to common stockholders	$(0.04)	$(0.07)	$(0.13)	$(0.08)

EARNINGS PER COMMON SHARE – DILUTED:
Loss from continuing operations	$(0.04)	$(0.07)	$(0.12)	$(0.09)
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.01
Gain (loss) on dispositions of real estate interests	0.00	0.00	0.00	0.00

Net loss attributable to common stockholders	$(0.04)	$(0.07)	$(0.13)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	211,634	204,433	210,285	188,051

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss from continuing operations	$(7,830)	$(15,477)	$(24,809)	$(16,785)
Income (loss) from discontinued operations	(848)	874	(1,837)	1,983
Gain (loss) on dispositions of real estate interests	(2)	20	12	52

Net loss attributable to common stockholders	$(8,680)	$(14,583)	$(26,634)	$(14,750)

Distributions declared per common share	$0.07	$0.07	$0.21	$0.23

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Nine Months Ended September 30, 2010

(unaudited, in thousands)

		DCT Industrial Trust Inc. and Subsidiaries
	Total Equity	Common Stock		Additional Paid-in Capital	Distributions In Excess of Earnings	Accumulated Other Compre- hensive Loss	Non-controlling Interests
		Shares	Amount
Balance at December 31, 2009	$1,443,633	208,046	$2,080	$1,817,654	$(591,087)	$(11,012)	$225,998
Comprehensive income (loss):
Net loss	(30,160)	—	—	—	(26,634)	—	(3,526)
Net unrealized loss on cash flow hedging derivatives	(13,742)	—	—	—	—	(12,201)	(1,541)
Realized losses related to hedging activities	1,857	—	—	—	—	1,649	208
Amortization of cash flow hedging derivatives	667	—	—	—	—	592	75
Allocation of interests	—	—	—	—	—	(142)	142

Comprehensive loss	(41,378)				(26,634)	(10,102)	(4,642)

Issuance of common stock, net of offering costs	17,136	3,491	35	17,101	—	—	—
Issuance of common stock, stock-based compensation plans	7	98	1	6	—	—	—
Amortization of stock-based compensation	3,581	—	—	1,111	—	—	2,470
Distributions to common stockholders and noncontrolling interests	(50,378)	—	—	—	(44,579)	—	(5,799)
Partner contributions to noncontrolling interests	231	—	—	—	—	—	231
Purchase of subsidiary shares from noncontrolling interests	—	—	—	281	—	—	(281)
Redemptions of noncontrolling interests	(605)	1,650	17	14,228	—	—	(14,850)

Balance at September 30, 2010	$1,372,227	213,285	$2,133	$1,850,381	$(662,300)	$(21,114)	$203,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Consolidated net loss of DCT Industrial Trust Inc.	$(30,160)	$(17,324)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	86,518	82,478
Gain on dispositions of real estate interests	(2,077)	(1,441)
Gain on dispositions of non-depreciated real estate	(13)	(61)
Loss on business combinations	395	10,156
Distributions of earnings from unconsolidated joint ventures	2,601	3,296
Equity in (income) loss of unconsolidated joint ventures, net	2,353	(2,165)
Impairment losses	4,556	—
Impairment losses on real estate held for sale	2,856	630
Stock-based compensation and other	3,892	9,209
Changes in operating assets and liabilities:
Other receivables and other assets	(5,036)	(915)
Accounts payable, accrued expenses and other liabilities	5,074	(2,263)

Net cash provided by operating activities	70,959	81,600

INVESTING ACTIVITIES:
Real estate acquisitions	(25,616)	(14,979)
Capital expenditures and development activities	(40,127)	(30,316)
Decrease (increase) of deferred acquisition costs and deposits	(156)	170
Proceeds from dispositions of real estate investments, net	15,967	4,882
Investments in unconsolidated joint ventures	(1,910)	(3,241)
Distributions of investments in unconsolidated joint ventures	—	7,161
Repayment of notes receivable	1,723	12,337
Other investing activities	5,126	(538)

Net cash used in investing activities	(44,993)	(24,524)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	232,000	8,000
Repayments of senior unsecured revolving line of credit	(232,000)	(8,000)
Issuance of senior unsecured debt	210,000	—
Principal payments of senior unsecured debt	(100,000)	—
Issuance of mortgage notes	123,000	—
Principal payments of mortgage notes	(225,524)	(121,071)
Payments of deferred loan costs	(4,281)	(1,202)
Issuance of common stock	17,857	117,777
Offering costs for issuance of common stock and OP Units	(714)	(5,902)
Redemption of OP units	(605)	(1,652)
Payments related to settlement of cash flow hedge	—	(3,630)
Distributions to common stockholders	(44,117)	(44,467)
Distributions to noncontrolling interests	(5,890)	(7,931)
Contributions from noncontrolling interests	231	123

Net cash used in financing activities	(30,043)	(67,955)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,077)	(10,879)
CASH AND CASH EQUIVALENTS, beginning of period	19,120	19,681

CASH AND CASH EQUIVALENTS, end of period	$15,043	$8,802

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$36,328	$37,980
Supplemental Disclosures of Non-Cash Activities
Retirement of fully amortized intangible lease assets, net	$20,980	$68,866
Redemptions of OP Units settled in shares of common stock	$14,526	$27,548
Assumption of mortgage notes in connection with real estate acquired	$8,786	$60,679

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries and owned approximately 89% of the outstanding equity interests in our operating partnership as of September 30, 2010. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of September 30, 2010, the Company owned interests in, managed or had under development approximately 75.5 million square feet of properties leased to more than 820 customers, including:

•	54.7 million consolidated square feet comprising 380 properties owned in our operating portfolio which was 86.9% occupied;

•	14.6 million unconsolidated square feet comprising 46 properties managed on behalf of three institutional capital management joint venture partners;

•	2.2 million consolidated square feet comprising 10 properties under development and two properties in redevelopment;

•	3.2 million unconsolidated square feet comprising seven properties under development; and

•	0.8 million square feet comprising three operating properties in one of our unconsolidated joint ventures.

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

Principles of Consolidation

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control, and variable interest entities (“VIE’s”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for all joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated net loss.

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

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investment in real estate, referred to as development projects and other activities included within this paragraph. Costs associated with our development projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and leasing costs, if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our development projects based on time spent on the development activities. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is substantially complete, at the weighted average borrowing rates during the period. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

We also capitalize interest on our investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence, at the weighted average borrowing rates during the period.

Discontinued Operations

We classify certain properties and related assets and liabilities as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets. We include liabilities related to assets held for sale that will be transferred in the transaction in “Liabilities related to assets held for sale.” Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell. The operating results of such properties are presented in “Income (loss) from discontinued operations” in current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in “Income (loss) from discontinued operations.” Gains on sales of real estate assets are recognized if the specific transaction terms and any continuing involvement in the form of management or financial assistance meet the various sale recognition criteria as defined by GAAP. If the criteria are not met, we defer the gain until such time that the criteria for sale recognition have been met. Net gains on sales and any impairment losses associated with assets held for sale are presented in “Income (loss) from discontinued operations” when recognized.

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

Investment in Properties

We record the assets, liabilities and noncontrolling interests associated with property acquisitions which qualify as business combinations at their respective acquisition-date fair values which are derived using a market, income or replacement cost approach, or a combination thereof. Acquisition-related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. We do not consider acquisitions of land or unoccupied buildings to be business combinations. Rather, these transactions are treated as asset acquisitions and recorded at cost.

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

Real estate, including land, building, building and land improvements, tenant improvements, leasehold improvements and leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value.

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

Impairment of Properties

Investments in properties classified as held for use are carried at cost and evaluated for impairment at least annually and when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Examples of such changes in circumstances include the point at which we deem a building to be held for sale, our intended hold period changes, or when a building remains vacant significantly longer than expected. For investments in properties that we intend to hold long-term, the recoverability is based on the estimated future undiscounted cash flows. If the asset carrying value is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset and is reflected in “Impairment losses” on the Consolidated Statements of Operations. The determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in the Consolidated Financial Statements.

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

In June 2010, we entered into a lease with a purchase option with a third-party on an industrial property located in New Jersey classified as held for use which resulted in a reassessment of the probable hold period of the property. Consequently, we determined that the total carrying amount of the property was no longer recoverable by the future estimated undiscounted cash flows and recognized an impairment loss of $4.6 million based on the estimated fair value during the nine months ended September 30, 2010. No other impairments were recorded on investments in properties classified as held for use during the nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, no impairment losses were recorded on investments in properties classified as held for use.

Investments in and Advances to Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures under the equity method because we exercise significant influence over, but do not control, these entities. Under the equity method, these investments (including advances to joint ventures) are initially recorded at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

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

Currently, we use interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

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

As of September 30, 2010, all hedges were designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.0 million and $3.9 million, respectively, for the three and nine months ended September 30, 2010, and approximately $1.1 million and $1.7 million, respectively, for the three and nine months ended September 30, 2009.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $12.0 million, and $34.7 million, respectively, for the three and nine months ended September 30, 2010, and approximately $12.1 million and $35.2 million, respectively, for the three and nine months ended September 30, 2009.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of September 30, 2010 and December 31, 2009, our allowance for doubtful accounts was approximately $2.0 million and $2.2 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the life of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents and accelerated amortization due to early lease terminations, was an increase of approximately $0.1 million and a decrease of approximately $0.1 million for the three and nine months ended September 30, 2010, respectively, and a decrease of approximately $0.2 million and $0.9 million for the three and nine months ended September 30, 2009.

Fees that we earn from early lease terminations are recorded in “Rental revenues” on a straight-line basis over the remaining contractual lease term or upon collection if collection is not assured. We recorded approximately $0.3 million and $0.6 million, in early lease termination fees, during the three and nine months ended September 30, 2010, respectively, and approximately $0.4 million and $1.9 million, respectively, during the three and nine months ended September 30, 2009.

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

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. We previously granted equity awards under an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan (the “Independent Director Option Plan”). With the adoption of the Long-Term Incentive Plan we do not plan to make any further grants under the Employee Option Plan or the Independent Director Option Plan.

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

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with GAAP to determine whether they are VIE’s and, if so, whether we are the primary beneficiary. As of September 30, 2010, all of our unconsolidated joint ventures were not VIE’s, and we did not have a controlling interest. As of December 31, 2009, our investment in Stonefield Industrial, LLC was a consolidated VIE because we determined we were the primary beneficiary. We entered into this joint venture in 2008 with Panattoni Development Company (“Panattoni”), an unrelated third-party developer, to develop approximately 49 acres in Reno, Nevada. In conjunction with the joint venture’s debt maturity in October 2009, the venture was determined to be a VIE and we consolidated the venture’s net assets at fair value. Subsequent to the consolidation, we paid off the venture’s then existing debt in the amount of $5.3 million. On January 11, 2010, Panattoni assigned their equity interest in the venture to us for no consideration such that we wholly owned the venture.

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

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. The historical cost of our investment in properties was:

	September 30, 2010	December 31, 2009
	(in thousands)
Operating properties	$2,792,176	$2,712,291
Properties under development	88,401	138,698
Properties under redevelopment	25,630	42,048
Properties in pre-development including land held	27,606	23,377

Total Investment in Properties	2,933,813	2,916,414
Less accumulated depreciation and amortization	(508,820)	(451,242)

Net Investment in Properties	$2,424,993	$2,465,172

Acquisition Activity

2010 Acquisition Activity

During the nine months ended September 30, 2010, we acquired three bulk industrial buildings comprising 540,000 square feet as well as 19.3 acres of land through a newly formed joint venture as described further below. These properties and land were acquired from unrelated third parties using borrowings under our senior unsecured revolving credit facility and existing cash balances.

In April, we acquired a 150,000 square foot bulk industrial property located in the New Jersey market for a total cost of approximately $9.6 million, which includes acquisition costs. This transaction was accounted for as a business combination and the fair value of the net assets recorded included approximately $8.2 million in tangible real estate assets, $1.4 million in net intangible lease assets and $4.1 million in secured debt.

In May, we entered into a joint venture agreement with Iowa Investments, LLC, a related party, to form DCT 8th and Vineyard LLC (“8th and Vineyard”). On the day of formation, the joint venture acquired a land parcel consisting of 19.3 acres in Rancho Cucamonga, California in exchange for assuming approximately $4.7 million of secured debt which was repaid subsequent to the acquisition. Pursuant to the joint venture agreement, we have contributed 100%, or approximately $4.7 million, of the required equity as of September 30, 2010. See Note 9 – Related Party Transactions for further discussion related to the 8th and Vineyard transaction.

In July, we acquired a 67,000 square foot bulk industrial property located in the Inland Empire submarket of Southern California for a total cost of approximately $4.5 million, which includes acquisition costs. This transaction was accounted for as a business combination and the fair value of the net assets recorded included approximately $4.1 million in tangible real estate and $0.4 million in net intangible lease assets.

In September, we acquired a bulk industrial property located in the Baltimore/Washington, D.C. market comprised of approximately 323,000 square feet for a total cost of approximately $14.0 million, which includes acquisition costs. This transaction was accounted for as a business combination and the fair value of the net assets was allocated based on preliminary estimates.

2009 Acquisition Activity

In the third quarter, we acquired three development properties located in Monterrey, Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $13.1 million, which includes acquisition costs. These transactions were accounted for as an asset purchases.

Also in the third quarter, we acquired the third-party interests of three of our previously unconsolidated joint ventures, such that as of September 30, 2009, we wholly owned each venture. These transactions were accounted for as business combinations resulting in an aggregate loss of $10.2 million in “Loss on business combinations” in our Consolidated Statement of Operations, which represents the difference between our investment carrying value and fair value of these investments.

These acquisitions were acquired from unrelated third parties using borrowings under our senior unsecured revolving credit facility and existing cash balances.

Disposition Activity

2010 Disposition Activity

During the three months ended September 30, 2010, we sold three operating properties totaling approximately 0.4 million square feet to third parties. The properties, located in the Atlanta, Northern California and Phoenix markets were sold for combined gross proceeds of approximately $16.3 million. The Atlanta and Northern California property sales resulted in gains of approximately $2.1 million. Prior to the closing of the Phoenix sale, we incurred an impairment loss of $0.8 million, which represents the difference between the carry value of the asset sold and its fair value, net of sales costs. All gains and impairments associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

In addition to the above, in the second quarter, we sold one 15,000 square foot operating property located in the Cincinnati market to an unrelated third party for total gross proceeds of approximately $0.6 million. Prior to the sale closing, we incurred an impairment loss of approximately $0.2 million on this property, which represents the difference between the carry value of the asset sold and its fair value net of sales costs and is reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

2009 Disposition Activity

During the nine months ended September 30, 2009, we sold two operating properties comprised of approximately 0.1 million square feet and one land parcel comprised of approximately 1.8 acres to unrelated third parties for total gross proceeds of approximately $5.1 million, which resulted in a gain of approximately $0.9 million. Gains on the sale of these properties are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 - Summary of Significant Accounting Policies, for additional information) was approximately $2.5 million and $9.2 million for the three and nine months ended September 30, 2010 and approximately $4.5 million and $13.9 million for the three and nine months ended September 30, 2009. Our intangible lease assets included the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Other intangible lease assets	$79,576	$(47,052)	$32,524	$100,236	$(57,704)	$42,532
Above market rent	10,930	(8,377)	2,553	16,007	(10,703)	5,304
Below market rent	(10,791)	6,143	(4,648)	(12,788)	6,842	(5,946)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter.

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase to Rental Revenues Related to Above and Below Market Rents
	(in thousands)
Remainder of 2010	$2,471	$51
2011	8,377	517
2012	5,991	383
2013	4,028	529
2014	2,877	308
Thereafter	8,781	307

Total	$32,525	$2,095

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of September 30, 2010 and December 31, 2009.

	DCT Ownership Percentage as of September 30, 2010	Number of Buildings	Unconsolidated Net Equity Investment as of
Unconsolidated Joint Ventures			September 30, 2010	December 31, 2009
			(dollars in thousands)
Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$47,638	$48,618
TRT-DCT Venture II	11.4%	6	2,487	2,685
TRT-DCT Venture III	10%	5	1,621	1,719
DCT Fund I LLC	20%	6	652	1,124
TRT-DCT Venture I	4.4%	14	709	928

Total Institutional Funds		45	53,107	55,074

Other:
Stirling Capital Investments (SCLA)(1)	50%	6	44,462	44,456
IDI/DCT	50%	4	7,594	8,499
DCT/IDI Buford (land only)	75%	—	3,178	3,209

Total Other		10	55,234	56,164

Total		55	$108,341	$111,238

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed below.

Indemnification of Joint Venture Partner

Based on the provisions of the IDI/DCT joint venture agreement we have, indirectly through the operating agreements, indemnified our partner against certain costs of up to approximately $30.1 million related to the loan agreement of the IDI/DCT joint venture. This amount represents our proportionate share of the joint venture’s total debt of approximately $60.2 million as of September 30, 2010. The indemnity is triggered in the event that IDI, the guarantor under the venture’s loans, actually makes payments pursuant to such guarantees. The venture is finalizing documentation for the extension of the venture’s debt, $46.3 million of which had an original maturity in October 2010 and $13.9 million that was scheduled to mature in March 2011, for a term of three years. We anticipate completing the extension in November 2010.

As of September 30, 2010, our proportionate share of non-recourse debt associated with unconsolidated joint ventures was approximately $91.8 million.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of September 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of September 30, 2010 and December 31, 2009.

	Balances as of September 30, 2010		Balances as of December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
	(in thousands)
Notes receivable(1)	$17,361	$17,496	$19,084	$19,121

Borrowings(1):
Fixed rate debt(2) (3)	$926,939	$997,353	$911,478	$908,509
Variable rate debt	$225,237	$221,988	$225,237	$221,844

Interest rate contracts:
Interest rate swaps(4)	$(16,365)	$(16,365)	$(4,070)	$(4,070)

(1)

The fair values of our notes receivable and borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

(2)

The carrying amount of our fixed rate debt includes premiums and discounts as a result of the difference between the fair value and face value of debt assumed in connection with our acquisition activities.

(3)

Includes $100.0 million in LIBOR-based variable rate debt as of December 31, 2009, for which we entered into an interest rate swap to fix the LIBOR for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum, based on the Company’s current leverage ratio. The $100.0 million LIBOR-based variable rate debt was repaid during June 2010.

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

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period.

	During the Nine Months Ended September 30,
	2010	2009
	(in thousands)
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(4,070)	$—
Transfers into Level 3 (from Level 2)	—	(21,503)
Settlement of cash flow hedge included in accumulated other comprehensive income	—	3,630
Net unrealized gains (losses) included in accumulated other comprehensive loss	(13,614)	7,234
Realized losses (effective portion) recognized in interest expense	1,319	2,130

Ending balance at September 30	$(16,365)	$(8,509)

Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks, and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During 2010, such derivatives have been used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancing of existing debt upon maturity.

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of approximately $16.4 million and $4.1 million as of September 30, 2010 and December 31, 2009, respectively, included in “Other Liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest and other income” in our Consolidated Statements of Operations. During the three and nine months ended September 30, 2010 and 2009, we recorded no ineffectiveness.

As of September 30, 2010, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

We recorded approximately $5.1 million and $13.7 million of net unrealized losses, including the noncontrolling interests’ portion, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the three and nine months ended September 30, 2010, respectively, and approximately $4.8 million and $7.2 million of net unrealized gains, including the noncontrolling interests’ portion, during the same periods in 2009, respectively.

As of September 30, 2010 and December 31, 2009, the “Accumulated other comprehensive loss” balances pertaining to the hedges were losses of approximately $23.7 million and $12.5 million, respectively, including the noncontrolling interests’ portion.

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

Note 6 – Outstanding Indebtedness

As of September 30, 2010, our outstanding indebtedness of approximately $1.2 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $91.8 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, our outstanding indebtedness consisted of mortgage notes and senior unsecured notes and totaled approximately $1.1 billion, excluding approximately $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of September 30, 2010, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage notes was approximately $0.9 billion. As of December 31, 2009, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage notes was approximately $1.1 billion. Our debt has various covenants with which we were in compliance as of September 30, 2010 and December 31, 2009.

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

On August 17, 2010, we refinanced our senior unsecured revolving credit facility with a syndicated group of banks. The total capacity of the new facility is $300.0 million and matures on August 19, 2013 with provisions which, under certain circumstances, allow us to increase the total capacity to $400.0 million. Depending on our consolidated leverage ratio, the facility bears interest rates ranging from 2.1% to 3.1% over LIBOR or, at our election, 1.1% to 2.1% over prime. As of September 30, 2010 and December 31, 2009, the facilities were undrawn. The remaining $0.3 million of deferred loan costs related to the old credit facility were fully amortized and new costs of $3.4 million were deferred and will be amortized over the life of the new facility.

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

OP Units

As of September 30, 2010 and December 31, 2009, we owned approximately 89% and 88%, respectively, of the outstanding equity interests in the operating partnership. The remaining equity interest in the operating partnership was owned by third-party investors. Subject to certain agreements, OP Units are redeemable at the option of the unitholder after a fixed period. At our discretion, we have the option of redeeming the OP Units with cash or with shares of common stock on a one-for-one basis, subject to adjustment.

During the three months ended September 30, 2010, 0.2 million OP Units were redeemed for approximately $0.2 million in cash and 0.1 million shares of common stock. During the nine months ended September 30, 2010, 1.8 million OP Units were redeemed for approximately $0.6 million in cash and 1.7 million shares of common stock. During the three months ended September 30, 2009, 2.2 million OP Units were redeemed for approximately $1.1 million in cash and 2.0 million shares of common stock. During the nine months ended September 30, 2009, 3.4 million OP Units were redeemed for approximately $1.7 million in cash and 3.0 million shares of common stock.

As of September 30, 2010, there was a total of 25.7 million OP Units outstanding with a redemption value of approximately $122.9 million based on the closing price of our common stock on September 30, 2010, all of which were redeemable. As of December 31, 2009, 27.2 million OP Units were outstanding with a redemption value of approximately $136.4 million based on the closing price of our common stock on December 31, 2009, all of which were redeemable.

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

During the nine months ended September 30, 2010, approximately 0.4 million LTIP units were granted to certain officers and senior executives, which vest 25% annually over four years with a total fair value of approximately $2.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 61% and a risk-free interest rate of 2.39%. Also during the nine months ended September 30, 2010, approximately 0.2 million LTIP units were granted to a senior executive, which vest over a five-year period (25% on March 30, 2013, 25% on March 30, 2014 and 50% on March 30, 2015) with a total fair value of approximately $1.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 62% and a risk-free interest rate of 2.55%. During the nine months ended September 30, 2010, 0.3 million vested LTIP Units were converted into 0.3 million OP Units. As of September 30, 2010, approximately 1.7 million LTIP units were outstanding of which 0.3 million were vested.

During the nine months ended September 30, 2009, approximately 0.4 million LTIP units were granted to certain officers and senior executives, which vest 25% annually over four years with a total fair value of $1.5 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 48% and a risk-free interest rate of 1.79%. No vested LTIP Units were converted into OP Units during the three and nine months ended September 30, 2009. As of December 31, 2009, approximately 1.3 million LTIP units were outstanding of which 0.3 million were vested.

The following table illustrates the noncontrolling interests’ share of consolidated net loss during the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Noncontrolling interests’ share of loss from continuing operations	$1,036	$2,611	$3,295	$2,914
Noncontrolling interests’ share of (income) loss from discontinued operations	106	(136)	233	(332)
Noncontrolling interests’ share of gain on dispositions of real estate interests	—	(3)	(2)	(8)

Net loss attributable to noncontrolling interests	$1,142	$2,472	$3,526	$2,574

Note 8 – Stockholders’ Equity

Common Stock

As of September 30, 2010, approximately 213.3 million shares of common stock were issued and outstanding. On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three and nine months ended September 30, 2010, we issued approximately 1.8 million and 3.5 million shares of common stock through this offering, respectively. Additionally during the three and nine months ended September 30, 2010, we issued approximately 0.1 million and 1.7 million shares of common stock related to the redemption of OP Units (see additional information in Note 7 - Noncontrolling Interests above), respectively, and approximately 3,000 and 0.1 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises, respectively.

During the year ended December 31, 2009, we issued approximately 27.6 million shares of common stock in a public offering at a price of $4.25 per share. Also during the year ended December 31, 2009, we issued approximately 5.1 million shares of common stock in connection with redemptions of OP Units and approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings, including the offerings noted above.

Dividend Reinvestment and Stock Purchase Plan

In April 2007, we began offering shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan permits stockholders to acquire additional shares with quarterly dividends and to make additional cash investments to buy shares directly. Shares of common stock may be purchased in the open market, through privately negotiated transactions, or directly from us as newly issued shares of common stock. All shares issued under the Plan were either acquired in the open market or newly issued.

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

We are not obligated to grant awards under our multi-year outperformance program each year, and may grant awards in any given year with terms that vary from those set forth above in any respect, including, among other things, the performance hurdles, the aggregate award values and the performance period. During the nine months ended September 30, 2010, we granted awards with a fair value of approximately $1.6 million under our multi-year outperformance program for 2010 to certain officers and senior executives. The terms of the 2010 awards are consistent with the general terms of our multi-year outperformance program described above and the three-year performance period for these awards will run from December 31, 2009 through December 31, 2012.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three and nine months ended September 30, 2010, we granted approximately 800 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $4.88 and $4.64 per share, respectively. During the three and nine months ended September 30, 2009, we granted approximately 1,000 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $4.11 and $3.44 per share, respectively.

Stock Options

During the three and nine months ended September 30, 2010, we granted approximately 600 and 0.5 million stock options, respectively, at the weighted-average exercise price of $4.88 and $4.58 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled $1,000 and $0.7 million and is amortized over their respective vesting periods. During the three and nine months ended September 30, 2009, we granted approximately 1,000 and 1.5 million stock options, respectively, at the weighted-average exercise price of $4.11 and $3.41 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $1,000 and $0.7 million, respectively, and is amortized over their respective vesting periods.

Note 9 – Related Party Transactions

Note Receivable with TRT-DCT Venture I

In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to our unconsolidated joint venture, TRT-DCT Industrial Joint Venture I (“TRT-DCT Venture I”). Interest is due monthly on the unpaid balance. We recognized approximately $0.2 million and $0.7 million of interest income from this note receivable during the three and nine months ended September 30, 2010, respectively, and approximately $0.2 million and $0.7 million, for the same periods in 2009, respectively. The note receivable and accrued interest were paid in full in October of 2010.

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

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except for per share amounts)		(in thousands, except for per share amounts)
Earnings per share – Basic and Diluted
Numerator
Loss from continuing operations attributable to common stockholders	$(7,830)	$(15,477)	$(24,809)	$(16,785)
Less: Distributed and undistributed earnings allocated to participating securities	(124)	(112)	(363)	(391)
Numerator for adjusted loss from continuing operations attributable to common stockholders	(7,954)	(15,589)	(25,172)	(17,176)

Numerator for income (loss) from discontinued operations attributable to common stockholders	(848)	874	(1,837)	1,983

Numerator for gain (loss) on dispositions of real estate interests attributable to common stockholders	(2)	20	12	52

Adjusted net loss attributable to common stockholders	$(8,804)	$(14,695)	$(26,997)	$(15,141)

Denominator
Weighted average common shares outstanding – basic and diluted	211,634	204,433	210,285	188,051

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.04)	$(0.07)	$(0.12)	$(0.09)
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.01
Gain (loss) on dispositions of real estate interests	0.00	0.00	0.00	0.00

Net loss attributable to common stockholders	$(0.04)	$(0.07)	$(0.13)	$(0.08)

Potentially Dilutive Shares

For the three and nine months ended September 30, 2010 we have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 3.9 million and 3.8 million stock options, phantom stock and warrants, respectively, because their effect would be anti-dilutive. For the three and nine months ended September 30, 2009, we have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.6 million and 5.6 million stock options, phantom stock, and warrants, respectively, because their effect would be anti-dilutive.

Note 11 – Segment Information

During the second quarter of 2010, we finalized the reorganization of the Company to a regionally organized structure with regional managing directors. As a result, management now measures operating performance and allocates resources by region rather than by individual operating property or building type (bulk distribution, light industrial and other). We manage our operations based on four operating segments and have aggregated our operations into two reportable segments (East and West) in accordance with GAAP. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. The following segment disclosures exclude the results from discontinued operations. Certain reclassifications have been made to prior year results to conform to the current presentation, primarily related to discontinued operations (see Note 12 – Discontinued Operations and Assets Held for Sale, for additional information).

The following table sets forth the rental revenues and property net operating income of our segments in continuing operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the three months ended September 30,
	2010			2009
	East	West	Total	East	West	Total
Operating properties in continuing operations(1):
Rental revenues	$30,171	$29,472	$59,643	$29,441	$30,049	$59,490
Property net operating income(1)	$22,216	$19,675	$41,891	$21,468	$20,112	$41,580

	For the nine months ended September 30,
	2010			2009
	East	West	Total	East	West	Total
Operating properties in continuing operations(1):
Rental revenues	$88,136	$86,873	$175,009	$87,024	$90,918	$177,942
Property net operating income (1)	$63,459	$59,848	$123,307	$64,110	$63,775	$127,885

(1)

Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses, and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our segment rental revenues to our reported consolidated total revenues for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues from operating properties in continuing operations	$59,643	$59,490	$175,009	$177,942
Revenues from development and redevelopment properties	404	961	1,256	2,664

Rental revenues	60,047	60,451	176,265	180,606
Institutional capital management and other fees	734	701	2,096	2,048

Total revenues	$60,781	$61,152	$178,361	$182,654

The following table is a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Property NOI	$41,891	$41,580	$123,307	$127,885
NOI from development and redevelopment properties	(316)	454	(525)	1,198

Total property NOI	41,575	42,034	122,782	129,083
Institutional capital management and other fees	734	701	2,096	2,048
Real estate related depreciation and amortization	(28,559)	(27,582)	(85,833)	(80,973)
Impairment losses	—	—	(4,556)	—
General and administrative	(5,772)	(9,081)	(17,419)	(21,003)
Equity in income (loss) of unconsolidated joint ventures, net	(1,342)	(400)	(2,353)	2,165
Loss on business combinations	—	(10,156)	(395)	(10,156)
Interest expense	(15,493)	(13,487)	(41,481)	(40,094)
Interest and other income	227	353	112	1,254
Income and other taxes	(236)	(470)	(1,056)	(2,024)

Loss from continuing operations	$(8,866)	$(18,088)	$(28,103)	$(19,700)

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010	December 31, 2009
Segments:
East assets	$1,102,828	$1,106,092
West assets	1,224,968	1,199,914

Total segment net assets	2,327,796	2,306,006
Non-segment assets:
Development and redevelopment assets	112,078	178,462
Assets held for sale or disposed assets(1)	2,878	—
Properties in pre-development including land held	27,606	23,377
Non-segment cash and cash equivalents	14,208	22,941
Other non-segment assets (2)	138,218	133,506

Total assets	$2,622,784	$2,664,292

(1)	Reflects reclassifications for properties classified as discontinued operations at September 30, 2010.
(2)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, straight line rent and other receivables, and other assets.

Included in the West operating segment rental revenues for the three and nine months ended September 30, 2010 was approximately $1.4 million and $3.8 million, respectively, attributable to the Mexico operations. Included in rental revenues for the three and nine months ended September 30, 2009 was approximately $1.3 million and $3.8 million, respectively, attributable to these operations. Included in the West operating segment net assets as of September 30, 2010 and December 31, 2009 was approximately $67.6 million and $57.5 million, respectively, attributable to these operations.

Note 12 – Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended September 30, 2010, we sold three operating properties to unrelated third parties. One of these properties in the West operating segment and one in the East operating segment, together totaling approximately 0.2 million square feet, resulted in gains of approximately $2.1 million. The third property sold was in the West operating segment and resulted in an impairment loss of approximately $0.8 million. Also, during the nine months ended September 30, 2010, we sold an additional operating property in the East operating segment to an unrelated third party which was comprised of 15,000 square feet for which we recorded an impairment loss of approximately $0.2 million. As of September 30, 2010, we had one operating property classified as held for sale in the East operating segment which was comprised of 0.1 million square feet. At the time this property was classified as held for sale, we incurred an impairment loss of approximately $1.9 million, which is included in “Income (loss) from discontinued operations” and represents the difference between the carry value of the asset and its fair value net of sales costs. During the year ended December 31, 2009, we sold three operating properties, one in the East operating segment comprised of 10,000 square feet and two in the West operating segment comprised of approximately 0.9 million square feet to unrelated third parties.

For the three and nine months ended September 30, 2010 and 2009 income (loss) from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three and nine months ended September 30, 2009. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the components of income (loss) from discontinued operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Rental revenues (expense)	$(104)	$770	$107	$2,986
Rental expenses and real estate taxes	(32)	(139)	(584)	(514)
Real estate related depreciation and amortization	(183)	(454)	(685)	(1,506)
General and administrative	—	—	—	(29)

Operating income	(319)	177	(1,162)	937
Interest expense	(23)	(30)	(71)	(150)
Interest income and other income (expense)	10	783	(46)	721
Income and other taxes	(12)	(1)	(12)	(4)

Income (loss) before gain on dispositions of real estate interests and impairment losses	(344)	929	(1,291)	1,504
Gain on dispositions of real estate interests	2,060	710	2,077	1,441
Impairment losses	(2,669)	(630)	(2,856)	(630)

Income (loss) from discontinued operations	$(953)	$1,009	$(2,070)	$2,315

Note 13 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized subsequent events were noted. Significant nonrecognized subsequent events are discussed in Note 4 – Investments in and Advances to Unconsolidated Joint Ventures and Note 9 – Related Party Transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	national, international, regional and local economic conditions, including, in particular, the continuing impact of the economic recession that began in 2007;

•	the general level of interest rates and the availability of capital;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	natural disasters such as fires, hurricanes and earthquakes;

•	energy costs;

•

the terms of governmental regulations that affect us and interpretations of those regulations, including the costs of compliance with those regulations, changes in real estate and zoning laws and increases in real property tax rates;

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

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries and owned approximately 89% of the outstanding equity interests in our operating partnership as of September 30, 2010.

As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of September 30, 2010, the Company owned interests in, managed or had under development approximately 75.5 million square feet of properties leased to more than 820 customers, including:

•	54.7 million consolidated square feet comprising 380 properties owned in our operating portfolio which was 86.9% occupied;

•	14.6 million unconsolidated square feet comprising 46 properties managed on behalf of three institutional capital management joint venture partners;

•	2.2 million consolidated square feet comprising 10 properties under development and two properties in redevelopment;

•	3.2 million unconsolidated square feet comprising seven properties under development; and

•	0.8 million square feet comprising three operating properties in one of our unconsolidated joint ventures.

Our primary business objectives are to maximize long-term growth in earnings and Funds From Operations, or FFO, as defined on page 43, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

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

Outlook

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth and to maximize value primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties in major distribution markets.

We believe near-term operating income from our existing properties will continue to be less than prior year comparable periods as the decline in demand for warehouse space together with high levels of available competitive space result in lower rents than rents on existing leases and higher vacancy levels. The weak economic conditions have caused a reduction in the demand for warehouse space nationally, resulting in decreased occupancy and lower rental rates when compared to periods before the economic decline. However, the stabilization of the U.S. economy, including positive growth in Gross Domestic Product since the middle of 2009, has resulted in market rents and occupancies beginning to stabilize although, at historically low levels. In addition, we believe that with improvement in the national economy, market occupancy and rates will gradually increase beginning in 2011.

The real estate credit markets for quality assets have significantly improved in 2010. Further, while some constraints remain, due in part to the impact of declining property values over the past two years, we believe that financing is available to well capitalized real estate companies and that our sources of capital are adequate to meet our liquidity requirements. These capital resources may be utilized in part to finance costs of leasing and maintaining our properties as discussed in “Liquidity and Capital Resources” as well as to pay down existing debt, fund equity holder distributions, and finance acquisitions. While we maintain hedges to manage a portion of our interest rate risk (for further discussion on our hedges, see “Notes to Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities”), our interest expense will increase compared to prior years due to refinancing of borrowings at higher average interest rates resulting from market conditions. During 2010, we have refinanced debt at rates that are generally higher than rates on the debt repaid.

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

Inflation

Although the U.S. economy has been experiencing relatively flat inflation rates, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our leases expire within five years which enables us to replace existing leases with new leases at the then-existing market rate.

Significant Transactions During 2010

Summary of the nine months ended September 30, 2010

•	Debt Repayments and Refinancings

•

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

•

On August 17, 2010, we refinanced our senior unsecured revolving credit facility with a syndicated group of banks. The total capacity of the new facility remains at $300.0 million and matures on August 19, 2013 with provisions which, under certain circumstances, allow us to increase the total capacity to $400.0 million. Depending on our consolidated leverage ratio, the facility bears interest rates ranging from 2.1% to 3.1% over LIBOR or, at our election, 1.1% to 2.1% over PRIME. As of September 30, 2010 and December 31, 2009, the facility was undrawn.

•	Acquisitions and Dispositions

•

We acquired three bulk industrial buildings comprising 540,000 square feet as well as 19.3 acres of land through a newly formed joint venture for a total of $32.8 million. See Note 3 – Investment in Properties for further information.

•

We sold four operating properties comprising 407,000 square feet, which resulted in recognized impairment losses of $1.0 million and gains of $2.1 million. See Note 3 – Investment in Properties and Note -12 Discontinued Operations for further information.

Customer Diversification

As of September 30, 2010, there were no customers that occupied more than 2.0% of our consolidated operating properties and development properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of September 30, 2010, that occupy a combined 6.9 million square feet of our consolidated operating and development properties.

Customer	Percentage of Annualized Base Rent
CEVA Logistics	2.0%
Bridgestone/Firestone	1.5%
Technicolor	1.5%
United Parcel Service (UPS)	1.4%
United Stationers Supply Company	1.3%
The Glidden Company	1.3%
Crayola	1.2%
Deutsche Post World Net (DHL & Exel)	1.2%
Siemens	0.9%
Toys “R” Us	0.9%

Results of Operations

Summary of the three and nine months ended September 30, 2010 compared to the same periods ended September 30, 2009

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of September 30, 2010, the Company owned interests in, managed or had under development approximately 75.5 million square feet of properties leased to more than 820 customers, including 14.6 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of September 30, 2010, we consolidated 380 operating properties, 10 development properties and two redevelopment properties.

Comparison of the three months ended September 30, 2010 to the same period ended September 30, 2009

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 366 operating properties and was comprised of 51.1 million square feet. A discussion of these changes follows in the table below (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$55,882	$58,729	$(2,847)
Non-same store operating properties	3,489	353	3,136
Development and redevelopment	423	961	(538)
Revenues related to early lease terminations	253	408	(155)

Total rental revenues	60,047	60,451	(404)

Rental Expenses and Real Estate Taxes
Same store	(16,991)	(17,882)	891
Non-same store operating properties	(761)	(27)	(734)
Development and redevelopment	(720)	(508)	(212)

Total rental expenses and real estate taxes	(18,472)	(18,417)	(55)

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	38,891	40,847	(1,956)
Non-same store operating properties	2,728	326	2,402
Development and redevelopment	(297)	453	(750)
Revenues related to early lease terminations	253	408	(155)

Total property net operating income	41,575	42,034	(459)

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	734	701	33
Gain (loss) on dispositions of real estate interests	(3)	24	(27)
Equity in loss of unconsolidated joint ventures, net	(1,342)	(400)	(942)
Interest and other income	227	353	(126)

Total other revenue and other income (loss)	(384)	678	(1,062)

Other Expenses
Real estate related depreciation and amortization	(28,559)	(27,582)	(977)
Loss on business combinations	—	(10,156)	10,156
Interest expense	(15,493)	(13,487)	(2,006)
General and administrative	(5,772)	(9,081)	3,309
Impairment losses	—	—	—
Income and other taxes	(236)	(470)	234

Total other expenses	(50,060)	(60,776)	10,716

Income (loss) from discontinued operations	(953)	1,009	(1,962)
Net loss attributable to noncontrolling interests	1,142	2,472	(1,330)

Net loss attributable to common stockholders	$(8,680)	$(14,583)	$5,903

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 38, below. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues

The following table illustrates the various components of our rental revenues for the three months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,
	2010	2009	$ Change
Base rent	$46,028	$46,656	$(628)
Straight-line rent and amortization of above and below market rent intangibles	1,079	854	225
Tenant recovery income	11,994	12,117	(123)
Other	693	416	277
Revenues related to early lease terminations	253	408	(155)

Total rental revenues	$60,047	$60,451	$(404)

Rental revenues which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, decreased by approximately $0.4 million during the three months ended September 30, 2010 compared to the same period in 2009, primarily due to the following changes:

■	a decrease of $1.4 million in the base rent primarily due to a lower average occupancy rate of 87.0% during the three months ended September 30, 2010 as compared to 88.6% for the same period in 2009, and lower rental rates on new leases, partially offset by the collection of base rent totaling approximately $0.8 million from a tenant whose rent had not previously been recognized due to collectability concerns.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $55,000 for the three months ended September 30, 2010 compared to the same period in 2009. This change is a result of an increase in real estate taxes of approximately $424,000 offset by a net decrease in rental expenses of approximately $369,000, which includes a reduction of bad debt expense totaling $1.2 million.

Other Revenue and Other Income (Loss)

Other revenue and other income decreased by approximately $1.1 million for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to a $0.9 million increase in equity in loss of unconsolidated joint ventures primarily related to a decrease in the capitalization of interest and real estate tax expense during construction.

Other Expenses

Other expenses decreased by approximately $10.7 million for the three months ended September 30, 2010 as compared to the same period in 2009, primarily a result of:

■	a $10.2 million loss recorded in 2009, that did not occur during the same period if 2010, resulting from the accounting for our acquisitions of third party equity interests in previously unconsolidated joint ventures; and

■	a $3.3 million decrease in general and administrative expenses, which is primarily related to a decrease in severance and associated equity compensation of $2.7 million; which were partially offset by

■	a $2.0 million increase in interest expense resulting primarily from higher interest rates and a reduction of approximately $1.0 million in capitalized interest expense; and

■	a $1.0 million increase in depreciation primarily due to the increase in depreciable assets period over period

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations decreased by approximately $2.0 million during the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to a total decrease in income (loss) before gain on dispositions of real estate interests and impairment losses from the properties sold totaling $1.3 million and a decrease of $0.7 million in gains and impairment on sold properties.

Noncontrolling Interests

Net Loss attributable to noncontrolling interests decreased by approximately $1.3 million due to a decrease of consolidated net loss, period over period and an increase of 2% in our ownership of the operating partnership. We owned approximately 89% and 87% of our operating partnership as of September 30, 2010 and 2009, respectively. The change in ownership was primarily due to the redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 7 - Noncontrolling Interests” for additional information) and the effect of our continuous public offering which commenced in March 2010 (see “Notes to Consolidated Financial Statements, Note 8 – Stockholders’ Equity” for additional information).

Comparison of the nine months ended September 30, 2010 to the same period ended September 30, 2009

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and by definition exclude development and redevelopment properties. The same store portfolio during the nine months ended September 30, 2010 totaled 364 operating properties comprised of approximately 50.5 million square feet. A discussion of these changes follows in the table below (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$164,952	$174,863	$(9,911)
Non-same store operating properties	9,727	1,228	8,499
Development and redevelopment	1,016	2,664	(1,648)
Revenues related to early lease terminations	570	1,851	(1,281)

Total rental revenues	176,265	180,606	(4,341)

Rental Expenses and Real Estate Taxes
Same store	(49,151)	(49,691)	540
Non-same store operating properties	(2,552)	(366)	(2,186)
Development and redevelopment	(1,780)	(1,466)	(314)

Total rental expenses and real estate taxes	(53,483)	(51,523)	(1,960)

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	115,801	125,172	(9,371)
Non-same store operating properties	7,175	862	6,313
Development and redevelopment	(764)	1,198	(1,962)
Revenues related to early lease terminations	570	1,851	(1,281)

Total property net operating income	122,782	129,083	(6,301)

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	2,096	2,048	48
Gain on dispositions of real estate interests	13	61	(48)
Equity in income (loss) of unconsolidated joint ventures, net	(2,353)	2,165	(4,518)
Interest and other income	112	1,254	(1,142)

Total other revenue and other income (loss)	(132)	5,528	(5,660)

Other Expenses
Real estate related depreciation and amortization	(85,833)	(80,973)	(4,860)
Loss on business combinations	(395)	(10,156)	9,761
General and administrative	(17,419)	(21,003)	3,584
Interest expense	(41,481)	(40,094)	(1,387)
Impairment losses	(4,556)	—	(4,556)
Income and other taxes	(1,056)	(2,024)	968

Total other expenses	(150,740)	(154,250)	3,510
Income (loss) from discontinued operations	(2,070)	2,315	(4,385)
Net loss attributable to noncontrolling interests	3,526	2,574	952

Net loss attributable to common stockholders	$(26,634)	$(14,750)	$(11,884)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 38, below. For a reconciliation of our property net operating income to our reported “Loss from continuing operations”, see Note 11 to the Consolidated Financial Statements.

Rental Revenues

The following table illustrates the various components of our rental revenues for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended September 30,
	2010	2009	$ Change
Base rent	$135,002	$140,498	$(5,496)
Straight-line rent and amortization of above and below market rent intangibles	3,810	834	2,976
Tenant recovery income	34,725	35,179	(454)
Other	2,158	2,244	(86)
Revenues related to early lease terminations	570	1,851	(1,281)

Total rental revenues	$176,265	$180,606	$(4,341)

Rental revenues which is comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early termination fees and other rental revenues, decreased by approximately $4.3 million, or 2.4%, for the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to the following:

■	a decrease of $5.5 million or 3.9% in base rent due to a 2.7% decrease in our average occupancy rate during the nine months ended September 30, 2010 as compared to the same period in 2009, as well as lower rental rates on new leases; and
■	a decrease of $1.3 million in fees from early terminations due primarily to a single large fee earned in 2009; which were partially offset by
■	an increase of $3.0 million in straight-line rent and amortization of above and below market rent intangibles which is primarily due to an increase of $2.2 million from straight-line rent adjustment related to increased free rent periods on new leases; and
■	an increase in rental revenues for non-same store operating properties due to lease up of previous development properties and acquisitions.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $2.0 million, during the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to a decrease in property taxes capitalized for properties under development acquisitions, and a decrease in real estate taxes paid directly by tenants to tax authorities that are now being paid by us subject to tenant reimbursement. Rental expenses remained relatively unchanged during the periods being compared.

Other Revenue and Other Income

Other revenue and other income (loss) decreased by approximately $5.7 million, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to:

■	a $4.5 million decrease in equity in earnings on unconsolidated joint ventures resulting largely from:

•	a land sale gain at the SCLA unconsolidated joint venture recognized in 2009 of $5.1 million; and

•	lower capitalized costs in 2010 due to a reduction in development activity, which were partially offset by

•	a decrease in equity in losses as a result of changes in control and subsequent consolidation of certain ventures in the third quarter 2009; and

■	a $1.1 million decrease of interest and other income primarily related to $1.1 million of debt modification costs associated with debt refinancings in the first quarter of 2010.

Other Expenses

Other expenses decreased by approximately $3.5 million, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to:

■	a $10.2 million loss recorded in 2009, that did not occur during the same period in 2010, resulting from the accounting for our acquisitions of third party equity interests in previously unconsolidated joint ventures; and

■	a $3.6 million decrease in general and administrative expenses which is primarily related to a decrease in severance and associated equity compensation of $2.7 million; which were partly offset by

■	a $4.9 million increase in depreciation primarily due to an increase in depreciable assets for the nine months ended September 30, 2010 as compared to the same period in 2009;

■	a $4.6 million increase in impairment losses associated with an industrial property located in New Jersey classified as held for use; and

■	a $1.4 million increase in interest expense resulting from a reduction of approximately $2.8 million in capitalized interest expense primarily associated with development activities, partially offset by the impact of lower average interest rates.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations decreased $4.4 million during the nine months ended September 30, 2010 as compared to the same period in 2009, which is primarily due to an increase of $2.2 million in impairment losses and a total decrease in income (loss) before gain on dispositions of real estate interests and impairment losses of approximately $2.8 million from properties sold or held for sale, partially offset by an increase of $0.6 million in gains on these same properties.

Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by approximately $1.0 million due to an increase of consolidated net loss, period over period and a 2% increase in our ownership of the operating partnership. We owned approximately 89% and 87% of our operating partnership as of September 30, 2010 and 2009, respectively. The change in ownership was primarily due to the redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 7 - Noncontrolling Interests” for additional information) and the effect of our continuous public offering which commenced in March 2010 (see “Notes to Consolidated Financial Statements, Note 8 – Stockholders’ Equity” for additional information).

Segment Summary of the three and nine months ended September 30, 2010 compared to the same periods ended September 30, 2009

The following table illustrates the changes in our consolidated operating properties in continuing operations segment as of, and for the three and nine months ended September 30, 2010 compared to September 30, 2009, respectively.

	As of and for the Three and Nine Months Ended September 30,
	East			West
	2010	2009	Difference	2010	2009	Difference
	(dollars thousands)
Operating properties in continuing operations:
Number of buildings	180	172		200	197
Square feet (in thousands)	31,624	29,607		23,061	22,757
Occupancy at end of period	85.2%	87.5%		89.1%	90.7%
Segment net assets	$1,102,828	$1,107,845	$(5,017)	$1,224,968	$1,178,892	$46,076
For the three months ended September 30:
Rental revenues	$30,171	$29,441	$730	$29,472	$30,049	$(577)
Property net operating income (1)	$22,216	$21,468	$748	$19,675	$20,112	$(437)
For the nine months ended September 30:
Rental revenues	$88,136	$87,024	$1,112	$86,873	$90,918	$(4,045)
Property net operating income (1)	$63,459	$64,110	$(651)	$59,848	$63,775	$(3,927)

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Income (loss) from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 - Segment Information.”

East Segment

The increase in rental revenues and property NOI in the three month period ended September 30, 2010 compared to the same period in 2009 is due to a collection of termination and other fees from a tenant which was not previously recognized due to collectability concerns; favorable above (below) market rent intangible amortization from acquisitions; and an increase in tenant recovery income; partially offset by a decrease in base rent.

The increase in rental revenues in the nine month period ended September 30, 2010 compared to the same period in 2009 is due primarily to favorable above (below) market rent intangible amortization and an increase in tenant recovery income; partially offset by decreases in early lease termination fees and other fees received in 2009 that were not received in 2010. The decrease in property NOI in the nine month period ended September 30, 2010 compared to the same period in 2009 is due primarily to the decreases in early lease termination fees and other fees received in 2009 that were not received in 2010 discussed above.

West Segment

The decrease in rental revenues in the three month period ended September 30, 2010 compared to the same period in 2009 is due primarily to decreases in base rent resulting from increased free rent on new leases and a decrease in tenant recovery income. The decrease in property NOI in the three months ended September 30, 2010 compared to the same period in 2009 is due to the above noted decreases in rental revenues partially offset by a decrease in rental expenses and bad debt expense.

The decrease in rental revenues in the nine month period ended September 30, 2010 compared to the same period in 2009 is due primarily to the decrease in base rent resulting from an increase in free rent periods; unfavorable above (below) market rent intangible amortization; and a decrease in rental expense recoveries; which are partially offset by certain other fees received in 2010 that were not received in 2009. The decrease in property NOI in the nine month ended September 30, 2010 compared to the same period in 2009 is due to the above noted decreases in rental revenues partially offset by a decrease in rental expenses and bad debt expense.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	September 30, 2010	September 30, 2009
Segments:
East assets	$1,102,828	$1,107,845
West assets	1,224,968	1,178,892

Total segment net assets	2,327,796	2,286,737
Non-segment assets:
Development and redevelopment assets	112,078	184,996
Assets held for sale or disposed assets(1)	2,878	47,378
Properties in pre-development including land held	27,606	22,787
Non-segment cash and cash equivalents	14,208	10,490
Other non-segment assets (2)	138,218	129,901

Total assets	$2,622,784	$2,682,289

(1)	Reflects reclassifications for properties classified as discontinued operations at September 30, 2010.
(2)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, straight line rent and other receivables, and other assets.

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

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equity holder distributions, capital expenditures at our properties, development funding requirements, and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

“Cash and cash equivalents” were $15.0 million and $19.1 million as of September 30, 2010 and December 31, 2009, respectively. Net cash provided by operating activities decreased by $10.6 million to $71.0 million during the nine months ended September 30, 2010 compared to $81.6 million during the same period in 2009. This change was primarily due to an increase in the consolidated net loss of DCT Industrial Trust Inc. due primarily to a 2.7% decrease in our average occupancy rate adjusted for non-cash items including loss on business combinations, equity in (income) loss of unconsolidated joint ventures, impairment losses, depreciation, stock-based compensation and other.

Net cash used in investing activities increased $20.5 million to $45.0 million during the nine months ended September 30, 2010 compared to $24.5 million during the same period in 2009. This change was primarily due to increased real estate acquisitions and capital expenditures and a decrease in note receivable payments; which was partially offset by an increase from proceeds received from real estate dispositions.

Net cash used in financing activities decreased $38.0 million to $30.0 million during the nine months ended September 30, 2010 compared to $68.0 million during the same period in 2009, with the change primarily due to the issuance of senior unsecured debt, a decrease in net principle payments of mortgage notes, and proceeds received in our public stock offering in 2009.

Common Stock

As of September 30, 2010, approximately 213.3 million shares of common stock were issued and outstanding. On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. Through September 30, 2010, we issued 3.5 million shares of common stock through this program and raised net proceeds of $17.1 million. We may use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt.

In June 2009, we issued 27.6 million shares of common stock in a public offering at a price of $4.25 per share. We used the 2009 public offering net proceeds of $111.4 million for general corporate purposes including the repayment of debt.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings, including the offerings noted above.

Dividend Reinvestment and Stock Purchase Plan

In April 2007, we began offering shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan permits stockholders to acquire additional shares with quarterly dividends and to make additional cash investments to buy shares directly. Shares of common stock may be purchased in the open market, through privately negotiated transactions, or directly from us as newly issued shares of common stock. All shares issued under the Plan were either acquired in the open market or issued.

Distributions

During the three and nine months ended September 30, 2010, our board of directors declared distributions to stockholders totaling approximately $16.9 million and $50.4 million, respectively, including distributions to OP unitholders. During the same periods of 2009, our board of directors declared distributions to stockholders of approximately $16.6 million and $52.3 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2010 and 2009.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During August 2010, our board of directors declared quarterly cash dividends totaling approximately $16.9 million, payable on October 14, 2010 to stockholders of record as of October 7, 2010.

Outstanding Indebtedness

As of September 30, 2010, our outstanding indebtedness of $1.2 billion consisted of mortgage notes and senior unsecured notes, excluding $91.8 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, our outstanding indebtedness consisted of mortgage notes and senior unsecured notes and totaled approximately $1.1 billion, excluding $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of September 30, 2010, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage notes was approximately $0.9 billion. As of December 31, 2009, the gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage notes was approximately $1.1 billion. Our debt has various covenants with which we were in compliance as of September 30, 2010 and December 31, 2009.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service excluding principal maturities. Our debt service consists of scheduled principal and interest payments, prepayments and refinancing. During the three and nine months ended September 30, 2010, debt service totaled $21.8 million and $366.7 million, respectively. During the three and nine months ended September 30, 2009, debt service totaled $128.9 million and $163.5 million, respectively.

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

As of September 30, 2010, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

Line of Credit

On August 17, 2010, we refinanced our senior unsecured revolving credit facility with a syndicated group of banks. The total capacity of the new facility is $300.0 million and matures on August 19, 2013 with provisions which, under certain circumstances, allow us to increase the total capacity to $400.0 million. Depending on our consolidated leverage ratio, the facility bears interest rates ranging from 2.1% to 3.1% over LIBOR or, at our election, 1.1% to 2.1% over prime. As of September 30, 2010 and December 31, 2009, the facilities were undrawn. The remaining deferred loan costs related to the old credit facility were fully amortized and new costs of $3.4 million were capitalized and will be amortized over the life of the new facility on a straight line basis.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of September 30, 2010 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2010 remaining	$—	$2,066	$—	$2,066
2011	250,000	132,728	—	382,728
2012	—	56,986	—	56,986
2013	175,000	42,892	—	217,892
2014	50,000	5,298	—	55,298
Thereafter	260,000	174,734	—	434,734

Total	$735,000	$414,704	$—	$1,149,704

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our financial metrics are generally consistent with investment grade peers in the real estate industry. Among the metrics we consider most relevant are secured and unsecured leverage as well as fixed charge coverage. Our charter and our bylaws do not limit the indebtedness that we may incur. We are, however, subject to certain covenants which may limit our outstanding indebtedness.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2010, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest	$1,422,303	$360,318	$418,394	$216,720	$426,871
Operating lease commitments	867	545	319	3	—
Ground lease commitments(2)	14,366	474	949	1,086	11,857
Purchase obligations(3)	3,600	3,600	—	—	—

Total	$1,441,136	$364,937	$419,662	$217,809	$438,728

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

(2)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is subject to ground leases.
(3)

In total, our estimated construction costs to complete current development projects is approximately $26.3 million none of which is legally committed, and $18.3 million is expected to be funded with existing construction loans. As of September 30, 2010, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $62.9 million, of which $27.0 million is scheduled to mature by the end of 2010 (all of which the venture is finalizing documentation for the extension of their debt, see Note 4 – Investments in and Advances to Unconsolidated Joint Ventures); $8.4 million is scheduled to mature by the end of 2011 and $27.5 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

Investments in and Advances to Unconsolidated Joint Ventures

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us.

Indemnification of Joint Venture Partner

Based on the provisions of the IDI/DCT joint venture agreement we have, indirectly through the operating agreements, indemnified our partner against certain costs of up to approximately $30.1 million related to the loan agreement of the IDI/DCT joint venture. This amount represents our proportionate share of the joint venture’s total debt of approximately $60.2 million as of September 30, 2010. The indemnity is triggered in the event that IDI, the guarantor under the venture’s loans, actually makes payments pursuant to such guarantees. The venture is finalizing documentation for the extension of the venture’s debt, $46.3 million of which had an original maturity of October 2010 and $13.9 million that was scheduled to mature in March 2011, for a term of three years. We anticipate completing the extension in November 2010.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

As of September 30, 2010, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $91.8 million, which includes the $30.1 million related to construction financing discussed above.

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

The following table presents the calculation of our FFO reconciled from “Net loss attributable to common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders	$(8,680)	$(14,583)	$(26,634)	$(14,750)
Adjustments:
Real estate related depreciation and amortization	28,742	28,035	86,518	82,478
Equity in (income) loss of unconsolidated joint ventures, net	1,342	400	2,353	(2,165)
Equity in FFO of unconsolidated joint ventures	354	1,730	2,926	9,459
Less: (gain) loss on dispositions of real estate interests and business combinations	(2,058)	9,422	(1,696)	8,654
Gain on dispositions of non-depreciated real estate	6	713	12	826
Noncontrolling interest in the operating partnership’s share of the above adjustments	(3,108)	(5,384)	(10,143)	(14,283)
FFO attributable to unitholders	2,030	2,933	6,737	11,756

FFO attributable to common stockholders and unitholders – basic and diluted	$18,628	$23,266	$60,073	$81,975

FFO per common share and unit-basic and diluted	$0.08	$0.10	$0.25	$0.37

FFO weighted average common shares and units outstanding:
Common shares for earnings per share - basic:	211,634	204,433	210,285	188,051
Participating securities	1,801	1,648	1,678	1,599
Units	25,985	30,880	26,563	31,484

FFO weighted average common shares, participating securities and units outstanding – basic:	239,420	236,961	238,526	221,134
Dilutive common stock equivalents	296	356	424	127

FFO weighted average common shares, participating securities and units outstanding – diluted:	239,716	237,317	238,950	221,261

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the nine months ended September 30, 2010 and 2009, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2010 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2010, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90 million, a LIBOR based swap strike rate of 5.430%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

As of September 30, 2010, our derivative has a fair value that results in a liability of $16.4 million is included in “Other liabilities” in our Consolidated Balance Sheets. As of December 31, 2009, derivatives with a negative fair value of $4.1 million were included in “Other liabilities” in our Consolidated Balance Sheets.

The net liabilities associated with these derivatives would increase approximately $0.9 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of September 30, 2010.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2010, we had approximately $225.2 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the nine months ended September 30, 2010 would have increased by approximately $0.4 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $5.9 million during the nine months ended September 30, 2010.

As of September 30, 2010, the estimated fair value of our debt was approximately $1.2 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2010, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a. Exhibits

*10.1	Revolving Credit Agreement, dated as of August 17, 2010, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A., PNC Bank National Association, U.S. Bank National Association and Regions Bank, as Documentation Agents and Deutsche Bank Trust Company Americas as Managing Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 20, 2010)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer
101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

+	Filed herewith.
*	Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: November 2, 2010	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: November 2, 2010	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

EXHIBIT INDEX

a. Exhibits

*10.1	Revolving Credit Agreement, dated as of August 17, 2010, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A., PNC Bank National Association, U.S. Bank National Association and Regions Bank, as Documentation Agents and Deutsche Bank Trust Company Americas as Managing Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 20, 2010)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer
+32.1	Section 1350 Certification of Principal Executive Officer
+32.2	Section 1350 Certification of Principal Financial Officer
101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

+	Filed herewith.
*	Filed previously