Form 10-K
period 2010-12-31
DCT Industrial Trust Inc.
filed 2011-02-25
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

As of June 30, 2010, the aggregate market value of the 208.6 million shares of voting and non-voting common stock held by non-affiliates of the registrant was $0.9 billion based on the closing sale price of $4.52 as reported on the New York Stock Exchange on June 30, 2010. (For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of February 22, 2011 there were 245,408,282 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held April 28, 2011 are incorporated by reference into Part III of this Annual Report.

DCT INDUSTRIAL TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K (“Annual Report”) that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	national, international, regional and local economic conditions, including, in particular, the continuing impact of the economic recession that began in 2007 and the strength of the economic recovery;

•	the general level of interest rates and the availability of capital;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	natural disasters such as fires, hurricanes and earthquakes;

•	energy costs;

•

the terms of governmental regulations that affect us and interpretations of those regulations, including the costs of compliance with those regulations, changes in real estate and zoning laws and increases in real property tax rates;

•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, interest and other commitments;

•	lack of or insufficient amounts of insurance;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	the consequences of future terrorist attacks or civil unrest;

•	environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and

•	other risks and uncertainties detailed in the section entitled “Risk Factors.”

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

The Company

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. DCT Industrial Trust Inc. owns our properties through our operating partnership and its subsidiaries and owned approximately 90% of the outstanding equity interests in our operating partnership as of December 31, 2010. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

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

Business Overview

Our portfolio primarily consists of high-quality functional bulk distribution warehouses and light industrial properties. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow our customers’ efficient and flexible use of the buildings. In the future, we intend to continue to focus on properties that exhibit these characteristics in U.S. markets as well as Mexico, where we believe we can achieve favorable returns and leverage our expertise. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties located in major distribution markets. In addition, we may recycle our capital by disposing of existing assets and reinvesting the capital into assets when we believe the returns will be more favorable over time.

As of December 31, 2010, the Company owned interests in, managed or had under development approximately 76.3 million square feet of properties leased to more than 840 customers, including:

•	56.7 million consolidated square feet comprising 390 properties owned in our operating portfolio which was 88.9% occupied;

•	14.6 million square feet comprising 45 unconsolidated and managed properties and one managed property on behalf of three institutional capital management joint venture partners;

•	1.0 million consolidated square feet comprising seven properties under development and one property in redevelopment;

•	3.2 million unconsolidated square feet comprising seven properties under development; and

•	0.8 million square feet comprising three operating properties in one of our unconsolidated joint ventures.

As of December 31, 2010, our total consolidated portfolio consisted of 398 properties, each averaging approximately 145,000 square feet and having an average age of 19.5 years.

During the year ended December 31, 2010, we acquired five bulk industrial buildings comprising 0.8 million square feet, five light industrial buildings comprising 0.2 million square feet, and ownership interests in two bulk industrial properties totaling 0.5 million square feet, which are consolidated in our financial statements. We also acquired 19.3 acres of land held for development through a newly formed consolidated joint venture. These acquisitions were completed for a total cost of approximately $111.9 million, including the noncontrolling interests’ share of $14.0 million and acquisition costs of $0.4 million.

During the year ended December 31, 2010, we sold eight operating properties totaling approximately 0.5 million square feet to third parties. The properties were sold for combined gross proceeds of approximately $21.6 million. Two property sales resulted in gains of approximately $2.1 million. Prior to the closing of the remainder of the property sales, we incurred impairment losses totaling $3.5 million, which represented the difference between the carrying value and the fair value of the assets sold, net of sales costs.

We have a broadly diversified tenant base. As of December 31, 2010, our consolidated operating properties had leases with more than 760 customers with no single customer accounting for more than 1.9% of the total annualized base rents for these properties. Our ten largest customers occupy 13.5% of our consolidated properties based on square feet and account for 13.8% of the annualized base rent for these properties. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our tenants. Furthermore, we are actively engaged in meeting our tenants’ expansion and relocation requirements.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO (see definition in “Selected Financial Data”), and to maximize the value of our portfolio and the total return to our stockholders.

Our principal executive office is located at 518 Seventeenth Street, Suite 800, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Cincinnati, Ohio; Dallas, Texas; Houston, Texas; Moonachie, New Jersey; Newport Beach, California; Orlando, Florida; and Monterey, Mexico. Our website address is www.dctindustrial.com.

Business Strategy

Our primary business objectives are to maximize long-term growth in FFO, and to maximize the value of our portfolio and the total return to our stockholders. The strategies we intend to execute to achieve these objectives include:

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

•

Effectively Deploying Capital.    We seek to acquire properties that meet our asset, location and financial criteria at prices and potential returns which we believe are attractive. We have indentified certain markets and sub-markets where we focus our efforts on identifying buildings to acquire. Acquisitions may include fully-leased buildings or properties where we think our leasing and development expertise can add value. During 2010, we acquired five bulk industrial buildings comprising 0.8 million square feet, five light industrial buildings comprising 0.2 million square feet, and ownership interests in two bulk industrial properties totaling 0.5 million square feet, which are consolidated in our financial statements. We also acquired 19.3 acres of land held for development through a newly formed consolidated joint venture. These acquisitions were completed for a total cost of approximately $111.9 million, including the noncontrolling interests’ share of $14.0 million and acquisition costs of $0.4 million.

•

Managing Our Development Pipeline.    In anticipation of the deteriorating demand for industrial space, we ceased entering into new development commitments early in 2008, and have remained focused on leasing the existing pipeline of properties under development. During the year, we signed 2.3 million square feet of leases in our development and redevelopment pipeline.

As markets permit, we will consider developing new buildings where we believe the risk-adjusted returns represent an attractive investment in order to capitalize upon our customer and market relationships.

•

Recycling Capital.    We intend to selectively dispose of assets in order to maximize total return to our stockholders by redeploying proceeds from asset sales into new acquisition and development opportunities. Important to managing our balance sheet as well as increasing our overall return on assets is the on-going effort to sell non-strategic assets for redeployment into new, higher growth opportunities. Given our solid balance sheet, strong team of real estate professionals and excellent relationships with investors and brokers, we believe we are well positioned to identify and take advantage of those opportunities. During 2010, we sold eight operating properties totaling approximately 0.5 million square feet to third parties for combined gross proceeds of approximately $21.6 million.

•

Conservatively Managing Our Balance Sheet.    We plan to maintain financial metrics, including leverage and coverage ratios, to be consistent with our investment grade peers. This strategy has provided protection from turmoil in the capital markets during the economic downturn and should keep us well positioned to finance acquisition opportunities as they arise. In addition, we believe that a conservatively managed balance sheet provides a competitive long-term cost of capital by lowering borrowing costs over time.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties. Although our business strategy reflects current market conditions, we believe our long-term success is supported through the following competitive strengths:

•

High-Quality Industrial Property Portfolio.    Our portfolio of industrial properties primarily consists of high-quality bulk distribution facilities specifically designed to meet the needs of distribution and supply companies. As of December 31, 2010, approximately 86% of our consolidated operating portfolio based on square footage was comprised of bulk distribution properties while approximately 12% of our portfolio was comprised of light industrial properties. The majority of our properties is specifically designed for use by major distribution users and are readily divisible to meet re-tenanting opportunities. We believe that our concentration of high-quality bulk distribution properties provides us with a competitive advantage in attracting and retaining distribution users and tenants across the markets in which we operate.

•

Experienced and Committed Management Team.    Our executive management team collectively has an average of 25 years of commercial real estate experience. Additionally, our executive management team has extensive public company operating experience with all of our senior executives having held senior positions at real estate companies for an average of over 10 years.

•

Strong Operating Platform.    We have a team of 57 experienced transaction and property management professionals working in nine market offices to maximize market opportunities effectively through leveraging local expertise, presence and relationships. We believe successfully meeting the needs of our customers and anticipating and responding to market opportunities will result in achieving superior returns from our properties.

•

Proven Acquisition and Disposition Capabilities.    Beginning with our first acquisition in June 2003, we have completed approximately $3.6 billion in industrial real estate acquisitions as of December 31, 2010. Excluding our three major portfolio acquisitions that were each in excess of $200 million, our average acquisition transaction cost was approximately $20.2 million—demonstrating our ability to access a significant pipeline of smaller acquisitions. Further, consistent with our capital recycling strategy, we have disposed of a cumulative $833.5 million of real estate investments since inception. Our ability to source and sell real estate is driven by the experience of our transaction personnel and our extensive network of industry relationships within the brokerage, development and investor communities.

•

Access to Institutional Co-Investment Capital.    DCT has established five joint ventures with three institutional capital partners and our senior management team has broad long-term relationships within the institutional investor community that provide access to capital for both traditional joint ventures and funds or other commingled investment vehicles. These institutions include domestic pension plans, insurance companies, private trusts and international investors. We believe these relationships will allow us to identify sources of institutional demand and appropriately match institutional capital with investment opportunities in our target markets when conditions warrant.

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

•

Capital Structure.    Our capital structure and business plan provides us with sufficient financial capacity to fund future growth. As of December 31, 2010 we had $249.0 million available under our senior unsecured revolving credit facility and 271 of our consolidated properties with a gross book value of $2.0 billion were unencumbered.

Operating Segments

During the second quarter of 2010, we finalized the reorganization of the Company to a regionally organized structure with regional managing directors. As a result, management now measures operating performance and allocates resources by region rather than by individual operating property or building type (bulk distribution, light industrial and other). We manage our operations based on four operating segments and have aggregated our operations into two reportable segments (East and West) in accordance with GAAP. See additional information in “Item 2. Properties” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements, Note 15—Segment Information.”

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

As of December 31, 2010, we had 108 full-time employees.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO RECENT ECONOMIC CONDITIONS

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by market and economic challenges, which may result from continued weakness in the national economy as a whole, in the local economies where our properties are located or in the real estate industry including the following:

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

Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments. The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

Constrained credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Domestic and international financial markets continue to be constrained, which have impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If the credit markets continue to be constrained, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Also, if the value of our properties decline we may we may be unable to refinance all of our debt as it matures. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

As a REIT, we must meet certain annual distribution requirements. Consequently, we are largely dependent on external capital to fund our development and acquisition activities. Further, in order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Alternatively, under recent IRS guidance that is effective through 2011, we may elect to distribute taxable dividends that are up to 90% payable in the form of our common stock (with the remainder payable in cash). In this event, stockholders will be required to include the full amount of the dividends in income, and stockholder’s tax liability could exceed the cash portion of their dividend. Additionally, our ability to access capital is dependent upon a number of factors, including general market conditions and competition from other real estate companies. To the extent that capital is not available to acquire or develop properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

Our long-term growth will partially depend upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms or acquisitions may not perform as we expect.

We acquire and intend to continue to acquire primarily high-quality generic bulk distribution warehouses and light industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to integrate our new acquisitions into our existing operations quickly and efficiently and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured credit facility, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have significant holdings in the following markets of our consolidated portfolio: Atlanta, Cincinnati, Columbus, Dallas, Southern California and Memphis. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties.

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

As of December 31, 2010, we owned 90% of the units of limited partnership interest in our operating partnership, or OP Units, certain unaffiliated limited partners owned 8% of the OP Units and certain of our officers and directors, owned the remaining 2% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

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

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•	periods of high interest rates and tight money supply;

•	tenant turnover;

•	general overbuilding or excess supply in the market areas; and

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.

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

The terms of our senior credit facility and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2010, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-

default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We may distribute taxable dividends that are payable in our stock. Under the Internal Revenue Service, or IRS, Revenue Procedure 2010-12, up to 90% of any such taxable dividend for taxable years ending on or before December 31, 2011 could be payable in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the shares of common stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our common stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. We will be subject to federal income tax on our undistributed taxable income and net capital gain. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis or partially pay dividends in shares of our commons stock to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations.

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

Tax legislation enacted in 2006 and 2010 generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2012. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. It is not yet clear whether the reduced rate will be extended beyond 2012 and if so, at what rate.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a person’s sale of stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. holder held 5% or less of our outstanding stock of that class at all times during a specified testing period. If we were to fail to so qualify as a domestically controlled qualified investment entity, and our common stock were to fail to be “regularly traded,” gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity. Additionally, any distributions we make to our non-U.S. stockholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholdings, unless the recipient non-U.S. stockholder has not owned more than 5% of our common stock at any time during the year preceding the distribution.

Congress has introduced legislation that, if enacted, could cause our operating partnership to be taxable as a corporation for U.S. federal income tax purposes under the publicly traded partnership rules.

Congress has considered and the Obama administration has indicated its support for, legislative proposals to treat all or part of certain income allocated to a partner by a partnership in respect of certain services provided to or for the benefit of the partnership (“carried interest revenue”) as ordinary income for U.S. federal income tax purposes. While more recent proposals would not adversely affect the character of the income for purposes of the REIT qualification tests, it is not clear what form any such final legislation would take. Additionally, while the more recent proposals purport to treat carried interest revenue as qualifying income of certain operating partnerships of publicly-traded REITs for purposes of the “qualifying income” exception to the publicly-traded partnership rules, our operating partnership may not qualify under this exception in the proposed legislation. As a result, the proposed legislation, if enacted, could cause our operating partnership to be taxable as a corporation for U.S. federal income tax purposes if it is a publicly-traded partnership and the amount of any such carried interest revenue plus any other non-qualifying income earned by our operating partnership exceeds 10% of its gross income in any taxable year.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Geographic Distribution

The following table describes the geographic diversification of our consolidated properties as of December 31, 2010.

Markets	Number of Buildings	Percent Owned (1)	Square Feet	Occupancy Percentage (2)	Annualized Base Rent (3)	Percentage of Total Annualized Base Rent
			(in thousands)		(in thousands)
Operating Properties:
Atlanta	51	100.0%	6,514	87.5%	$18,315	9.8%
Baltimore/Washington D.C.	15	99.6%	1,916	87.6%	8,452	4.5%
Central Pennsylvania	8	100.0%	1,453	86.0%	5,007	2.7%
Charlotte	10	100.0%	1,006	53.8%	2,141	1.1%
Chicago	17	100.0%	3,393	89.3%	8,515	4.5%
Cincinnati	31	100.0%	3,945	90.9%	11,909	6.4%
Columbus	14	100.0%	4,301	76.4%	9,262	4.9%
Dallas (4)	46	100.0%	4,288	89.7%	13,939	7.4%
Denver	1	100.0%	160	100.0%	809	0.4%
Houston	41	100.0%	2,963	92.1%	14,367	7.7%
Indianapolis	7	100.0%	2,299	82.2%	5,241	2.8%
Kansas City	1	100.0%	225	100.0%	1,009	0.5%
Louisville	4	100.0%	1,330	98.4%	4,000	2.1%
Memphis	11	100.0%	5,218	93.5%	12,922	6.9%
Mexico	14	100.0%	1,543	95.5%	6,001	3.2%
Miami	5	100.0%	662	97.2%	3,621	1.9%
Minneapolis	3	100.0%	356	100.0%	1,802	1.0%
Nashville	5	100.0%	2,826	100.0%	8,213	4.4%
New Jersey	11	100.0%	1,340	84.6%	5,198	2.8%
Northern California	24	100.0%	2,528	77.6%	12,056	6.4%
Orlando	13	100.0%	1,134	84.1%	4,164	2.2%
Phoenix	13	100.0%	1,472	87.5%	4,922	2.6%
San Antonio	15	100.0%	1,349	90.6%	3,848	2.1%
Seattle	8	100.0%	1,300	97.0%	6,473	3.5%
Southern California	22	92.0%	3,131	99.8%	15,470	8.2%

Total/weighted average—operating Properties	390	99.5%	56,652	88.9%	$187,656	100.0%

Consolidated redevelopment properties	1	100.0%	69	62.4%	145	N/A
Consolidated development properties	7	99.3%	1,056	11.9%	767	N/A

Total/weighted average—consolidated Properties	398	99.5%	57,777	87.4%	$188,568	N/A

(1)	Percent owned is based on equity ownership weighted by square feet.
(2)	Based on leases commenced as of December 31, 2010.
(3)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2010, multiplied by 12.
(4)	Three of our buildings in this market totaling approximately 1.6 million square feet are subject to ground leases.

Occasionally our leases contain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. The following chart summarizes such rights related to our consolidated operating properties as of December 31, 2010.

	Number of Leases	Square Feet	Annualized Base Rent
		(in thousands)	(in thousands)
Fixed Price Purchase Options	4	1,486	$4,515
Fair Market Value Options	6	662	$2,938
Right of First Refusal Options	5	581	$2,156
Right of First Offer Options	3	97	$2,327

The following table describes the geographic diversification of our investments in unconsolidated properties as of December 31, 2010.

Markets	Number of Buildings	Percent Owned (1)	Square Feet	Occupancy Percentage	Annualized Base Rent	Percentage of Total Annualized Base Rent
			(in thousands)		(in thousands)
Operating Properties:
Southern California Logistics Airport (2)	3	50.0%	759	100.0%	$2,776	100.0%

Operating Properties in Funds:
Atlanta	2	17.2%	703	80.4%	1,034	2.3%
Central Pennsylvania	4	8.6%	1,210	96.7%	5,048	11.2%
Charlotte	1	4.4%	472	100.0%	1,509	3.3%
Chicago	4	18.1%	1,525	100.0%	5,930	13.1%
Cincinnati	5	11.9%	1,847	96.4%	4,235	9.4%
Columbus	2	6.3%	451	71.6%	1,180	2.6%
Dallas	4	16.8%	1,726	82.6%	4,307	9.5%
Denver	5	20.0%	773	95.5%	3,301	7.3%
Indianapolis	1	11.4%	475	100.0%	1,785	3.9%
Kansas City	1	11.4%	180	100.0%	364	0.8%
Louisville	5	10.0%	900	96.3%	2,862	6.3%
Memphis	1	20.0%	1,039	74.1%	2,241	5.0%
Minneapolis	3	4.4%	472	100.0%	2,290	5.1%
Nashville	2	20.0%	1,020	100.0%	3,789	8.4%
New Jersey	2	10.7%	216	83.0%	955	2.1%
Northern California	1	4.4%	396	100.0%	1,758	3.9%
Orlando	2	20.0%	696	82.7%	2,641	5.8%

Total/weighted average—fund operating properties	45	14.1%	14,101	91.7%	45,229	100.0%

Unconsolidated development properties:
Total/weighted average	7	48.4%	3,156	3.5%	666	N/A

Total/weighted average—unconsolidated properties	55	21.6%	18,016	76.6%	$48,671	N/A

(1)	Percentage owned is based on equity ownership weighted by square feet, if applicable.
(2)	Although we contributed 100% of the initial cash equity capital required by the SCLA joint venture, our partners retain certain participation rights in the venture’s available cash flows.

Property Types

The following table reflects our consolidated portfolio by property type, in terms of square footage, as of December 31, 2010 (square feet in thousands).

	Bulk Distribution			Light Industrial			Service Center			Total Portfolio
	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)
Operating Properties	234	48,532	89.8%	114	6,634	85.1%	42	1,485	76.1%	390	56,652	88.9%
Properties Under Redevelopment	—	—	—	1	69	62.4%	—	—	—	1	69	62.4%
Properties Under Development	6	1,000	10.0%	1	56	45.3%	—	—	—	7	1,056	11.9%

Total/Weighted Average	240	49,532	88.2%	116	6,759	84.6%	42	1,485	76.1%	398	57,777	87.4%

(1)	Occupancy percentage is based on leases commenced as of December 31, 2010.

Lease Expirations

Our industrial properties are typically leased to tenants for terms ranging from three to 10 years with a weighted average remaining term of approximately 2.8 years as of December 31, 2010. Following is a schedule of expiring leases for our consolidated operating properties by square feet and by annual minimum rents as of December 31, 2010 and assuming no exercise of lease renewal options.

Year	Square Fee Related to Expiring Leases	Annualized Base Rent of Expiring Leases (1)	Percentage of Total Annualized Base Rent
	(in thousands)	(in thousands)
2011 (2)	9,260	$37,115	17.5%
2012	9,540	38,959	18.4%
2013	8,352	37,593	17.8%
2014	6,983	27,722	13.1%
2015	6,249	25,371	12.0%
Thereafter	9,964	44,967	21.2%

Total occupied	50,348	$211,727	100.0%

Available / leased not occupied	6,304

Total consolidated operating properties	56,652

(1)	Includes contractual rent increases.
(2)	Includes leases that are on month-to-month terms.

Customer Diversification

As of December 31, 2010, there were no customers that occupied more that 1.9% of our properties based on annualized base rent. The following table reflects our ten largest customers, based on annualized base rent as of December 31, 2010, that occupy a combined 6.8 million square feet of our consolidated properties.

Customer	Percentage of Annualized Base Rent
CEVA Logistics	1.9%
Deutsche Post World Net (DHL & Excel)	1.8%
Bridgestone/Firestone	1.4%
Technicolor	1.4%
United Parcel Service (UPS)	1.3%
YRC, LLC	1.3%
United Stationers Supply Company	1.2%
The Glidden Company	1.2%
Crayola LLC	1.2%
The Dial Corporation	1.1%

Total	13.8%

Industry Diversification

The table below illustrates the diversification of our consolidated portfolio by the industry classifications of our tenants as of December 31, 2010, (dollar amounts in thousands).

	Number of Leases	Annualized Base Rent	Percentage of Total Annualized Base Rent	Occupied Square Feet (in thousands)	Percentage of Total Occupied Square Feet
Manufacturing	252	$59,342	31.5%	17,607	34.9%
Wholesale Trade	247	47,266	25.1%	11,736	23.2%
Transportation and Warehousing	133	27,549	14.6%	8,291	16.4%
Retail Trade	89	20,678	11.0%	5,670	11.2%
Administrative Support and Waste Management Services	45	7,882	4.2%	1,562	3.1%
Professional, Scientific and Technical Services	51	7,708	4.1%	1,391	2.8%
Media and Information	15	5,850	3.1%	1,473	2.9%
Construction	36	2,975	1.6%	751	1.5%
Other Services (except Public Administration)	25	2,296	1.2%	567	1.1%
Other	56	7,022	3.6%	1,469	2.9%

Total	949	$188,568	100.0%	50,517	100.0%

Indebtedness

As of December 31, 2010, 127 of our 398 consolidated properties, with a combined gross book value of $964.2 million were encumbered by mortgage indebtedness totaling $421.8 million (excluding net premiums), having a weighted average interest rate of 5.58%. See “Notes to Consolidated Financial Statements, Note 5—Outstanding Indebtedness” and the accompanying Schedule III beginning on page F-47 for additional information.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed the New York Stock Exchange, or the NYSE, under the symbol “DCT”. The following table illustrates the high and low sales prices during periods presented.

Quarter ended in 2010:	High	Low
December 31	$5.49	$4.57
September 30	$5.07	$4.07
June 30	$5.71	$4.29
March 31	$5.73	$4.45

Quarter ended in 2009:	High	Low
December 31	$5.60	$3.95
September 30	$5.80	$3.58
June 30	$5.10	$3.00
March 31	$5.01	$2.42

On February 22, 2011 the closing price of our Common Stock was $5.44 share, as reported on the NYSE and there were 245,408,282 shares of Common Stock outstanding, held by approximately 2,717 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

Distribution Policy

We intend to continue to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law requires that a REIT distribute with respect to each year at least 90% of its annual REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will not be required to make distributions with respect to income derived from the activities conducted through our taxable REIT subsidiaries that is not distributed to us. To the extent our taxable REIT subsidiaries’ income is not distributed and is instead reinvested in the operations of these entities, the value of our equity interest in our taxable REIT subsidiaries will increase. The aggregate value of the securities that we hold in our taxable REIT subsidiaries may not exceed 25% (20% for taxable years beginning before July 30, 2008) of the total value of our gross assets. Distributions from our taxable REIT subsidiaries to us out of the taxable REIT subsidiary’s earnings and profits will qualify for the 95% gross income test but will not qualify for the 75% gross income test.

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

The following table sets forth the distributions that have been declared by our board of directors on our Common Stock during the fiscal years ended December 31, 2010 and 2009.

Amount Declared During Quarter Ended in 2010:	Per Share	Date Paid
December 31	$0.07	January 13, 2011
September 30	0.07	October 14, 2010
June 30	0.07	July 15, 2010
March 31	0.07	April 15, 2010

Total 2010	$0.28

Amount Declared During Quarter Ended in 2009:	Per Share	Date Paid
December 31	$0.07	January 15, 2010
September 30	0.07	October 16, 2009
June 30	0.08	July 17, 2009
March 31	0.08	April 17, 2009

Total 2009	$0.30

Performance Graph

The graph below shows a comparison of cumulative total stockholder returns for DCT Industrial Trust Inc. Common Stock with the cumulative total return on the Standard and Poor’s 500 Index, the MSCI US REIT Index, and the FTSE NAREIT Equity Industrial Index. The MSCI US REIT Index represents performance of publicly traded REITs while the FTSE NAREIT Equity Industrial Index represents only the performance of our peers, publicly traded industrial REITs. Stockholders’ returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	December 13, 2006	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
DCT Industrial Trust Inc.	$100.00	$96.86	$81.09	$47.48	$50.43	$58.12
S&P 500®	$100.00	$100.44	$105.96	$66.76	$84.42	$96.19
MSCI US REIT Index	$100.00	$99.58	$82.84	$51.38	$66.08	$85.34
FTSE NAREIT Equity Industrial Index	$100.00	$96.90	$97.27	$31.64	$35.49	$42.20

Note:	The graph covers the period from December 13, 2006 to December 31, 2010 and assumes that $100 was invested in DCT Industrial Trust Inc. Common Stock and in each index on December 13, 2006 and that all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. Certain amounts presented for the periods ended December 31, 2009, 2008, 2007 and 2006 have been reclassified to conform to the 2010 presentation. The financial data in the table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands, except per share data and building count)
Operating Data:
Rental revenues	$235,284	$239,964	$243,059	$240,311	$204,668
Total revenues	$239,417	$242,665	$245,982	$243,183	$205,924
Rental expenses and real estate taxes	$(69,490)	$(67,025)	$(63,734)	$(59,472)	$(47,263)
Total operating expenses	$(218,531)	$(205,669)	$(204,014)	$(186,700)	$(169,471)
Loss on contract termination and related Internalization (1) expenses	$—	$—	$—	$—	$(173,248)
Loss from continuing operations	$(40,176)	$(23,529)	$(12,940)	$(93)	$(198,859)
Income (loss) from discontinued operations	$(2,890)	$1,815	$23,878	$16,673	$9,078
Gain on dispositions of real estate interests	$13	$5	$503	$30,748	$9,409
Net income (loss) attributable to common stockholders	$(37,830)	$(18,585)	$9,486	$40,112	$(158,973)

Earnings per Common Share—Basic and Diluted:
Income (loss) from continuing operations	$(0.17)	$(0.11)	$(0.06)	$0.16	$(1.11)
Income (loss) from discontinued operations	(0.01)	0.01	0.11	0.08	0.05

Net income (loss) attributable to common stockholders	$(0.18)	$(0.10)	$0.05	$0.24	$(1.06)

Weighted average common shares outstanding, Basic and diluted	212,412	192,900	171,695	168,359	150,320

Amounts Attributable to Common Stockholders:
Income (loss) from continuing operations (5)	$(35,260)	$(20,151)	$(10,241)	$26,061	$(167,117)
Income (loss) from discontinued operations	(2,570)	1,566	19,727	14,051	8,144

Net income (loss) attributable to common stockholders	$(37,830)	$(18,585)	$9,486	$40,112	$(158,973)

Common Share Distributions:
Common share cash distributions, declared	$60,110	$59,364	$96,223	$107,618	$98,145
Common share cash distributions, declared per share	$0.280	$0.300	$0.560	$0.640	$0.639

Other Data:
Consolidated operating square feet	56,652	52,910	51,209	50,364	52,885
Consolidated operating buildings	390	375	370	364	358
Total consolidated buildings	398	394	391	397	382

	As of and For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollar amounts in thousands, except per share data)
Balance Sheet Data:
Net investment in real estate	$2,647,186	$2,576,410	$2,605,909	$2,674,965	$2,707,650
Total assets	$2,719,889	$2,664,292	$2,703,843	$2,778,992	$2,848,224
Mortgage notes	$425,359	$511,715	$574,634	$649,568	$641,081
Total liabilities	$1,319,051	$1,220,659	$1,302,343	$1,266,538	$1,394,407

Cash Flow Data:
Net cash provided by operating activities	$91,002	$109,749	$128,349	$116,949	$91,714
Net cash used in investing activities	$(138,334)	$(17,673)	$(42,317)	$(3,670)	$(968,761)
Net cash provided by (used in) financing activities	$45,542	$(92,637)	$(96,832)	$(106,108)	$805,439

Funds From Operations (2):
Net income (loss) attributable to common stockholders	$(37,830)	$(18,585)	$9,486	$40,112	$(158,973)
Adjustments:
Real estate related depreciation and amortization	115,904	111,250	119,604	115,465	111,792
Equity in (income) loss of unconsolidated joint ventures, net	2,986	(2,698)	(2,267)	(433)	289
Equity in FFO of unconsolidated joint ventures	4,001	11,807	6,806	2,742	545
Add back: loss on business combinations	395	10,325	—	—	—
Less: gain on dispositions of real estate interests	(2,091)	(1,354)	(21,991)	(42,873)	(14,596)
Gain on dispositions of non-depreciated real estate	13	783	219	15,135	4,244
Noncontrolling interest in the operating partnership’s share of the above adjustments	(13,426)	(17,907)	(17,664)	(14,711)	(5,561)
FFO attributable to unitholders	8,678	14,881	19,795	22,180	—

FFO attributable to common stockholders and unitholders—basic and diluted	78,630	108,502	113,988	137,617	(62,260)

Adjustments:
Impairment losses	12,004	981	10,746	—	—
Debt modification costs	1,136	—	—	—	—
Acquisition costs	1,228	—	—	—	—
Severance costs	—	2,966	—	—	—
Loss on contract termination and related Internalization expenses	—	—	—	—	173,248

FFO, as adjusted, attributable to common stockholders and unitholders, basic and diluted (3)::	$92,998	$112,449	$124,734	$137,617	$110,988

FFO per common share and unit—basic and diluted	$0.33	$0.48	$0.55	$0.68	$(0.39)

FFO as adjusted, per common share and unit—basic and diluted (3)::	$0.39	$0.50	$0.60	$0.68	$0.70

FFO weighted average common shares and units outstanding:
Common shares	212,412	192,900	171,695	168,358	150,320
Participating securities	1,689	1,535	1,106	688	94
Units	26,351	30,660	35,868	32,496	7,777

FFO weighted average common shares, participating securities and units outstanding—basic:	240,452	225,095	208,669	201,542	158,191
Dilutive common stock equivalents	357	189	3	1	—

FFO weighted average common shares and units outstanding—diluted:	240,809	225,284	208,672	201,543	158,191

The following table is a reconciliation of our property net operating income, or NOI, to our reported “Loss From Continuing Operations” for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Property NOI (4)	$165,794	$172,939	$179,325	$180,839	$157,405
Institutional capital management and other fees	4,133	2,701	2,923	2,871	1,256
Real estate related depreciation and amortization	(115,123)	(109,420)	(114,167)	(107,681)	(100,920)
General and administrative expenses	(25,262)	(29,224)	(21,799)	(19,547)	(7,861)
Asset management fees, related party	—	—	—	—	(13,426)
Equity in income (loss) of unconsolidated joint ventures, net	(2,986))	2,698	2,267	433	(289)
Loss on business combinations	(395)	(10,325)	—	—	—
Impairment losses	(8,656)	—	(4,314)	—	—
Impairment losses on investments in unconsolidated joint ventures	(216)	(300)	(4,733)	—	—
Loss on contract termination and other Internalization expenses	—	—	—	—	(173,248)
Interest expense	(56,903)	(52,670)	(52,875)	(60,219)	(65,745)
Interest income and other	356	1,918	1,258	4,666	5,361
Income tax benefit (expense) and other taxes	(918)	(1,846)	(825)	(1,455)	(1,392)

Loss from continuing operations	$(40,176)	$(23,529)	$(12,490)	$(93)	$(198,859)

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

(2)

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental, non-GAAP measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of operating real estate held for investment purposes and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the GAAP guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to such other REITs’ FFO and FFO should be considered only as a supplement to net income as a measure of our performance.

(3)

We believe that FFO excluding severance costs, acquisition costs, debt modification costs, and contract termination and related Internalization expenses, which are non-routine items, and impairment losses is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results without taking into account the unrelated impairment losses relating to the decrease in value of certain real estate assets and investments in unconsolidated joint ventures.

(4)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses, interest income and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

(5)	Includes gain on dispositions of real estate interests.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of December 31, 2010, the Company owned interests in, managed or had under development approximately 76.3 million square feet of properties leased to more than 840 customers, including:

•	56.7 million consolidated square feet comprising 390 properties owned in our operating portfolio which was 88.9% occupied;

•	14.6 million square feet comprising 45 unconsolidated and managed properties and one managed property on behalf of three institutional capital management joint venture partners;

•	1.0 million consolidated square feet comprising seven properties under development and one property in redevelopment;

•	3.2 million unconsolidated square feet comprising seven properties under development; and

•	0.8 million square feet comprising three operating properties in one of our unconsolidated joint ventures.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 37, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into high quality acquisitions or development opportunities which meet our asset location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting in higher growth opportunities.

Outlook

We seek long-term earnings growth and to maximize value primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties in major distribution markets.

Following the return to growth in U.S. Gross Domestic Product in the middle of 2009 and an overall improvement in the economy generally, fundamentals for industrial real estate improved during 2010. According to national statistics, net absorption, the net change in total occupied space, of industrial real estate turned positive in the second quarter of 2010 and continues to improve. Our expectation for 2011 is for moderate economic growth to continue which will result in gradually improving demand for warehouse space as companies’ expand their distribution and production platforms. Rental rates though are expected to remain at low levels as excess supply of available space in most markets will require landlords to remain competitive in order to renew existing leases and sign leases for new requirements. As positive net absorption of warehouse space continues and demand comes more into balance with supply, we expect rental rates to increase. Nationally, rental rates are expected to moderately increase in 2011, though growth is expected to be more robust in 2012 when vacancy rates are expected to drop below 10% of available supply.

Further, we expect meaningful new development of warehouse space to remain abated until rental rates rise to a level to justify financial returns most developers would need to attain project financing or justify construction.

For DCT Industrial, we experienced declining revenues and net operating income in 2010 compared to 2009 due to decreased occupancy and declining rental rates as new leases were signed at rates lower than those of expiring leases. We expect same store revenues and net operating income to continue to decline in 2011 although at a slower pace than in 2010. The benefit of higher occupancy in 2011 is expected to be more than offset by the impact of continued negative releasing spreads as the rates on expiring leases were signed near the peak of market rents.

During 2010, we acquired $107.2 million of operating real estate, including the noncontrolling interests’ share of $14.0 million and acquisition costs of $0.4 million, and $4.7 million of land. We continue to pursue additional acquisitions as we believe that we can acquire well-located real estate at attractive prices and apply our leasing experience and market knowledge to generate attractive returns.

We have $383.0 million of debt principal payments required in 2011 comprised of maturities of fixed-rate secured and unsecured debt, maturities of floating rate borrowings and principal payments. We anticipate refinancing these maturities with a mixture of new unsecured and secured debt which will extend their maturity. Based on current interest rates, the new debt is expected to be at higher interest rates than on the existing borrowings. Our interest expense is expected in increase in 2011 as a result of these new borrowings as well at the impact of financing activity completed in 2010. We anticipate having sufficient cash flow to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions, with the issuance of new shares or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.

Longer term, we believe that prospects remain promising. As the economy continues to grow and vacancy rates decline, rental rates will begin to rise. In most markets, we expect rental rates to recover 20% to 30% from the trough over the coming three to five years. With limited new supply over the next several years, we expect that the operating environment will become increasingly favorable for landlords with both rental rates and occupancies increasing substantially.

Inflation

The U.S. economy has been experiencing relatively low inflation rates and inflation has not had a significant impact on our business. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our leases expire within five years which enables us to replace existing leases with new leases at the then-existing market rate.

Significant Transactions

Summary of the year ended December 31, 2010

•	Public Offering

•

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. Through December 31, 2010, we issued 12.6 million shares of common stock through this program and raised net proceeds of $60.4 million. We used the proceeds from sale of shares for general corporate purposes, which included funding acquisitions and repaying debt.

•	Debt Repayments, Refinancings, and Assumptions

•

In January 2010, we repaid approximately $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of approximately $70.0 million was refinanced at a fixed rate of 6.11% with a new maturity of 2020 and mortgages on five properties were released. In February 2010, we repaid approximately $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of approximately $53.0 million was refinanced at a fixed rate of 6.17% with a new maturity of 2019 and mortgages on 11 properties were released. The debt repayments were funded using borrowings under our senior unsecured revolving credit facility and cash flows from operations. These transactions were treated as debt modifications pursuant to GAAP.

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

•

On June 22, 2010, we issued $210.0 million of fixed rate, senior unsecured notes to a group of 12 investors in a private placement offering. These notes were issued with a weighted average term of 8.3 years, include five, seven, eight and 11 year maturities and have a weighted average interest rate of approximately 6.46%. Proceeds from the transaction were used to repay amounts outstanding on our senior unsecured revolving credit facility.

•

On August 17, 2010, we refinanced our senior unsecured revolving credit facility with a syndicated group of banks. The total capacity of the new facility remains at $300.0 million and matures on August 19, 2013 with provisions which, under certain circumstances, allow us to increase the total capacity to $400.0 million. Depending on our consolidated leverage ratio, the facility bears interest at rates ranging from 2.1% to 3.1% over LIBOR or, at our election, 1.1% to 2.1% over prime. As of December 31, 2010, $51.0 million was outstanding on this facility.

•

During the year ended December 31, 2010, we assumed secured, non-recourse notes with an outstanding balance of approximately $19.6 million, including premiums of $1.5 million in connection with three property acquisitions. These assumed notes bear interest at fixed rates ranging from 7.29% to 7.55% and require monthly payments of principal and interest. The maturity dates of the assumed notes range from April 2011 to October 2022.

•	Major Activity with Joint Ventures

•

In December 2010, DCT and Industrial Developments International, Inc. (“IDI”) entered into an amendment to an existing LLC agreement and made additional capital contributions of $6.0 million each to reduce the overall debt to equity ratio of IDI/DCT LLC. Simultaneously, DCT made an additional capital contribution of $24.2 million to pay down our proportionate share of the outstanding debt and accrued interest to zero. At the same time, IDI/DCT, LLC refinanced the remaining $24.1 million of debt, and IDI guaranteed this debt, including future interest and principal payments.

•	Acquisitions

•

During the year ended December 31, 2010, we acquired 12 industrial buildings comprising 1.5 million square feet. We also acquired 19.3 acres of land held for development through a newly formed consolidated joint venture; see “Notes to Consolidated Financial Statements, Note—3 Investment in Properties.” The properties were acquired for a total cost of approximately $111.9 million, including the noncontrolling interests’ share of $14.0 million and acquisition costs of $0.4 million.

•	Dispositions

•

During the year ended December 31, 2010, we sold eight operating properties totaling approximately 0.5 million square feet to third parties. The properties were sold for combined gross proceeds of approximately $21.6 million, resulting in gains of approximately $2.1 million and impairment losses totaling $3.5 million. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties and Note 16—Discontinued Operations” for further information.

Summary of events subsequent to December 31, 2010

•

Subsequent to December 31, 2010, we acquired two bulk distribution properties in the New Jersey and Southern California markets; one light industrial property in the Miami market, as well as ownership interests in three bulk distribution properties in the Southern California market which will be consolidated, together totaling 984,000 square feet for total consideration of approximately $54.3 million, including the noncontrolling interests’ share of $9.8 million. Five of these acquisitions will be accounted for as business combinations and one will be treated as an asset acquisition.

•

On February 18, 2011, we issued 21,850,000 shares of common stock in a public offering at a price of $5.35 per share, for net proceeds of $111.9 million before operating expenses. We have used approximately $95.0 million of the offering proceeds to repay amounts outstanding under our senior unsecured revolving credit facility and intend to use the remaining amount for general corporate purposes, including for future acquisitions.

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

Principles of Consolidation

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control, and variable interest entities (“VIE’s”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated net loss.

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

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investment in real estate, referred to as development projects and other activities included within this paragraph. Costs associated with our development projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and leasing costs, if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our development projects based on an estimate of the time spent on the development activities. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rates during the period. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

We also capitalize interest on qualified investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence, at the weighted average borrowing rates during the period.

Fair Value

The Financial Accounting Standards Board (“FASB”) issued guidance related to accounting for fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market. This guidance provides a framework of how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements and emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, our fair value measurement is determined based on the assumptions that market participants would use to price the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The recorded fair value of intangible lease assets includes Level 3 inputs and represents the value associated with in-place leases which may include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates over the lease term on the date of the acquisition. Intangible lease assets or liabilities are amortized over the lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible.

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

Real estate, including land, building, building and land improvements, tenant improvements, leasehold improvements, leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value.

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

Investments in properties classified as held for sale are measured at the lower of their carrying amount or fair value (typically, the contracted sales price, a Level 2 input) less costs to sell. Impairment of assets held for sale is a component of “Income (loss) from discontinued operations” in the Consolidated Statements of Operations and is further detailed in “Notes to Consolidated Financial Statements Note 16 – Discontinued Operations and Assets Held for Sale.”

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

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or a combination thereof. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary. These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the Consolidated Financial Statements.

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

As of December 31, 2010, all hedges were designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the lease term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term.

We earn revenues from asset management fees, acquisition fees, property management and fees for other services pursuant to joint venture and other agreements. These may include acquisition fees based on the sale or contribution of assets and are included in our Consolidated Statements of Operations in “Institutional capital management and other fees.” We recognize revenues from asset management fees, acquisition fees, property management fees and fees for other services when the related fees are earned and are realized or realizable.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield, and risk free interest rate. We previously granted equity awards under an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan (the “Independent Director Option Plan”). With the adoption of the Long-Term Incentive Plan we do not plan to make any further grants under the Employee Option Plan or the Independent Director Option Plan.

Results of Operations

Summary of the year ended December 31, 2010 compared to the year ended December 31, 2009

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. The Company owns or manages 76.3 million square feet of assets leased to more than 840 corporate customers, including 14.6 million square feet of unconsolidated and managed properties on behalf of three institutional capital management joint venture partners. As of December 31, 2010, we consolidated 390 operating properties, seven development properties and one redevelopment property.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 361 operating properties and was comprised of 50.5 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2010	2009	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$218,417	$231,118	$(12,701)
Non-same store operating properties	15,229	3,123	12,106
Development and redevelopment properties	964	3,646	(2,682)
Revenues related to early lease terminations	674	2,077	(1,403)

Total rental revenues	235,284	239,964	(4,680)

Rental Expenses and Real Estate Taxes
Same store properties	63,424	64,326	(902)
Non-same store operating properties	4,589	718	3,871
Development and redevelopment properties	1,477	1,981	(504)

Total rental expenses and real estate taxes	69,490	67,025	2,465

Property Net Operating Income (1)
Same store properties	154,993	166,792	(11,799)
Non-same store operating properties	10,640	2,405	8,235
Development and redevelopment properties	(513)	1,665	(2,178)
Revenues related to early lease terminations	674	2,077	(1,403)

Total property net operating income	165,794	172,939	(7,145)

Other Revenue and Other Income
Institutional capital management and other fees	4,133	2,701	1,432
Gain on dispositions of real estate interests	13	5	8
Equity in income (loss) of unconsolidated joint ventures, net	(2,986)	2,698	(5,684)
Interest and other income	356	1,918	(1,562)

Total other revenue and other income	1,516	7,322	(5,806)

Other Expenses
Real estate related depreciation and amortization	115,123	109,420	5,703
Impairment losses on unconsolidated joint ventures	216	300	(84)
Loss on business combinations	395	10,325	(9,930)
Interest expense	56,903	52,670	4,233
General and administrative	25,262	29,224	(3,962)
Impairment losses	8,656	—	8,656
Income tax (benefit) expense and other taxes	918	1,846	(928)

Total other expenses	207,473	203,785	3,688
Income (loss) from discontinued operations	(2,890)	1,815	(4,705)
Net loss attributable to noncontrolling interests	5,223	3,124	2,099

Net loss attributable to common stockholders	$(37,830)	$(18,585)	$(19,245)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see page 37, above. For a reconciliation of our property net operating income to our reported “Loss From Continuing Operations”, see “Notes to Consolidated Financial Statements, Note 15—Segment Information.”

Rental Revenues

Rental revenues which is comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, decreased by approximately $4.7 million, or 2.0%, for the year ended December 31, 2010 as compared to the same period in 2009, primarily due mainly to the following:

•

$12.9 million, or 7.1%, decrease in base rent in the same store portfolio due to a decrease of 270 basis points in average occupancy in our same store portfolio during the year ended December 31, 2010 as compared to the same period in 2009 and lower average base rent;

•	$1.4 million decrease in fees paid by tenants related to early terminations; which were partially offset by

•	$3.3 million decrease in tenant recovery income in our same store portfolio due to a decrease in average occupancy;

•	$2.2 million increase in straight-line rent in our same store portfolio, which is primarily due to increases in free rent periods; and

•

$9.6 million increase in rental revenues for non-same store properties due partly to $5.5 million from properties acquired in 2010 and $2.5 million from buildings transferred to our operating portfolio in 2010 from our development portfolio.

The following table illustrates the components of our rental revenues for the years ended December 31, 2010 and 2009 (in thousands).

	For the Years Ended December 31,
	2010	2009	$ Change
Base rent	$180,468	$186,796	$(6,328)
Straight-line rent	5,783	2,024	3,759
Tenant recovery income	45,867	47,375	(1,508)
Other	2,492	1,692	800
Revenues related to early lease terminations	674	2,077	(1,403)

Total rental revenues	$235,284	$239,964	$(4,680)

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $2.5 million, during the year ended December 31, 2010 as compared to the same period in 2009, primarily due to a $2.0 million increase in property taxes related to acquisitions and lower capitalized property taxes for properties under development.

Other Revenue and Other Income

Other revenue and other income decreased by approximately $5.8 million, for the year ended December 31, 2010 as compared to the same period in 2009, primarily due to:

•	$5.7 million decrease in equity in earnings on unconsolidated joint ventures due mainly to a $5.1 million land sale gain recognized in 2009 at the SCLA unconsolidated joint venture; and

•	$1.6 million lower interest and other income; partially offset by

•	$1.3 million increase in institutional capital management fees resulting from property management fees earned in 2010.

Other Expenses

Other expenses increased by approximately $3.7 million, for the year ended December 31, 2010 as compared to the same period in 2009, primarily due to:

•	$5.7 million increase in depreciation primarily related to real estate acquisitions and capital additions in 2010;

•	$4.2 million increase in interest expense resulting from a reduction of approximately $3.9 million in capitalized interest expense primarily associated with completion of development activities;

•	$8.7 million increase in impairment losses; which were partially offset by

•	$4.0 million decrease in general and administrative expenses primarily related to a decrease in severance costs of $3.0 million;

•	$9.9 million decrease in loss on business combinations; and

•	$0.9 million decrease in income taxes related to activity in our taxable REIT subsidiary.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations decreased $4.7 million during the year ended December 31, 2010 as compared to the same period in 2009, which is primarily due to a $2.8 million increase in impairment losses, a $0.7 million increase of gains on dispositions and a total decrease in operating results of approximately $2.7 million from properties sold.

Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by approximately $2.1 million due to an increase of consolidated net loss in 2010, partially offset by a 2% decrease of third-party ownership of the operating partnership. We owned approximately 90% and 88% of our operating partnership as of December 31, 2010 and 2009, respectively. The change in ownership was primarily due to the redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 9—Noncontrolling Interests” for additional information) and the effect of newly issued shares (see “Notes to Consolidated Financial Statements, Note 10—Stockholders’ Equity” for additional information).

Summary of the year ended December 31, 2009 compared to the year ended December 31, 2008

As of December 31, 2009, we consolidated 375 operating properties, 15 development properties and four redevelopment properties. As of December 31, 2008, we consolidated 373 operating properties, 12 development properties and six redevelopment properties.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the periods presented totaled 354 buildings comprised of approximately 49.9 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2009	2008	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$225,793	$235,681	$(9,888)
Non-same store operating properties	8,448	2,703	5,745
Development and redevelopment properties	3,646	3,733	(87)
Revenues related to early lease terminations	2,077	942	1,135

Total rental revenues	239,964	243,059	(3,095)

Rental Expenses and Real Estate Taxes
Same store properties	63,060	60,526	2,534
Non-same store operating properties	1,984	803	1,181
Development and redevelopment properties	1,981	2,405	(424)

Total rental expenses and real estate taxes	67,025	63,734	3,291

Property Net Operating Income (1)
Same store properties	162,733	175,155	(12,422)
Non-same store operating properties	6,464	1,900	4,564
Development and redevelopment properties	1,665	1,328	337
Revenues related to early lease terminations	2,077	942	1,135

Total property net operating income	172,939	179,325	(6,386)

Other Revenue and Other Income
Institutional capital management and other fees	2,701	2,923	(222)
Gain on dispositions of real estate interests	5	503	(498)
Equity in income of unconsolidated joint ventures, net	2,698	2,267	431
Interest and other income	1,918	1,258	660

Total other revenue and other income	7,322	6,951	371

Other Expenses
Real estate related depreciation and amortization	109,420	114,167	(4,747)
Loss on business combinations	10,325	—	10,325
Impairment losses on unconsolidated joint ventures	300	4,733	(4,433)
Interest expense	52,670	52,875	(205)
General and administrative	29,224	21,799	7,425
Impairment losses	—	4,314	(4,314)
Income tax (benefit) expense and other taxes	1,846	825	1,021

Total other expenses	203,785	198,713	5,072
Income (loss) from discontinued operations	1,815	23,878	(22,063)
Net loss attributable to noncontrolling interests	3,124	(1,955)	5,079

Net income (loss) attributable to noncontrolling interests	$(18,585)	$9,486	$(28,071)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see a reconciliation of our property net operating income to our reported “Loss From Continuing Operations” in “Item 6. Selected Financial Data.”

Rental Revenues

Rental revenues which are comprised of base rent, straight-line rent, tenant recovery income, early lease termination fees and other rental revenues, decreased by $3.1 million or 1.3% for the year ended December 31, 2009 compared to the same period in 2008, primarily due to the following:

•

$5.8 million, or 3.1%, decrease in the base rent in our same store portfolio caused by a decrease of 350 basis points in average occupancy in our consolidated operating portfolio of December 31, 2009 as compared to 2008 and lower average base rents;

•

$2.2 million decrease in revenues from straight-line rents in our same store portfolio primarily due to certain tenants who terminated early and a decrease in free rent periods on new leases in 2009, as compared to 2008;

•	$1.6 million decrease in tenant recovery income in our same store portfolio due to lower average occupancy which resulted in a reduction of recovery income during 2009; which were partially offset by

•

$5.7 million increase in rental revenues for non-same store operating properties of which approximately $3.2 million is related to acquisitions and approximately $0.9 million is attributable to lease up of properties in the development portfolio; and

•	$1.1 million increase in revenues related to early lease terminations in 2009 as compared to 2008.

The following table illustrates the various components of our rental revenues for the years ended December 31, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2009	2008	$ Change
Base rent	$186,796	$188,655	$(1,859)
Straight-line rent	2,024	3,492	(1,468)
Tenant recovery income	47,375	48,194	(819)
Other	1,692	1,776	(84)
Revenues related to early lease terminations	2,077	942	1,135

Total rental revenues	$239,964	$243,059	$(3,095)

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $3.3 million for during the year ended December 31, 2009 as compared to the same period in 2008, primarily due to an increase of approximately $1.7 million in property taxes related to an increased number of buildings in operation for the entire year of 2009 and an increase of $2.0 million in bad debt expense during 2009.

Other Revenue and Other Income

Other revenue and other income increased by approximately $0.4 million for the year ended December 31, 2009 as compared to the same period in 2008, primarily due to the following:

•

$0.4 million increase in equity in earnings on unconsolidated joint ventures resulting from a gain on land sale in our SCLA joint venture (see “Notes to Consolidated Financial Statements, Note 4—Investments in and Advances to Unconsolidated Joint Ventures”) which was largely offset by a decrease in equity in earnings from our development joint ventures due to the cessation of capitalization of interest, property taxes and other costs and commencement of deprecation as development activities were completed;

•	$0.7 million increase in interest and other income, which is primarily related to increased foreign exchange gains recognized in 2009; partially offset by

•	$0.5 million decrease in the recognition of gains earned on real estate assets contributed into unconsolidated joint ventures during 2009 as compared to 2008.

Other Expenses

Total other expenses increased by approximately $5.1 million for the year ended December 31, 2009 as compared to the same period in 2008, primarily due to the following:

•	$10.3 million loss on business combination recognized in 2009 resulting from the consolidation of previously unconsolidated development joint ventures at fair market value;

•

$7.4 million increase in general and administrative expenses primarily related to $3.0 million in severance costs and an increase in amortization of stock based compensation of approximately $2.4 million primarily from the termination of our 2006 Outperformance Program and a change in estimated forfeiture rates, higher employee related costs and lower capitalized overhead; and

•	$1.0 million increase in income taxes related to activity in our taxable REIT subsidiary due primarily to the SCLA joint venture land sale; partially offset by a

•	$9.0 million decrease in impairment losses recognized on our long-lived assets and investments in unconsolidated joint ventures; and

•	$4.7 million decrease in depreciation due to the full amortization of certain intangible lease assets.

Income from Discontinued Operations

Income from discontinued operations decreased by $22.1 million during the year ended December 31, 2009 as compared to the same period in 2008 which is primarily due fewer properties sold and lower gains on those properties sold in 2009 as compared to 2008.

Noncontrolling Interests

Net loss attributable to noncontrolling interests increased approximately $0.9 million due to a decrease in earnings, partially offset by an increase of 4% in our ownership of the operating partnership. We owned approximately 88% and 84% of our operating partnership as of December 31, 2009 and 2008, respectively. The change in ownership is due to the effect of the redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 9—Noncontrolling Interests” for additional information).

Segment Summary for the years ended December 31, 2010, 2009, and 2008

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

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the years ended, December 31, 2010 compared to December 31, 2009 and December 31, 2008, respectively (dollar amounts in thousands).

	East			West
	2010	2009	2008	2010	2009	2008
Operating properties in continuing operations:
Number of buildings	178	170	167	212	197	195
Square feet (in thousands)	31,645	29,637	28,417	25,007	22,738	22,258
Occupancy at end of period	87.8%	87.6%	91.5%	90.2%	89.0%	94.9%
Segment assets	$1,244,923	$1,190,544	$1,182,053	$1,230,350	$1,115,623	$1,150,410
Rental revenues	$118,136	$115,624	$117,260	$116,184	$120,635	$122,066
Property net operating income (1)	$85,998	$85,810	$89,455	$80,309	$85,406	$88,541

(1)

Property net operating income, or property NOI, is defined in “Item 6. Selected Financial Data”. For a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations”, see “Notes to Consolidated Financial Statements, Note 15—Segment Information.”

East Segment

The property NOI increase of approximately $0.2 million for the year ended December 31, 2010 compared to the same period in 2009 is due to the following:

•	$0.5 million increase in base rent and straight line rent as a result of acquiring eight properties;

•	$0.7 million higher amortization of below market rent adjustments related to new acquisitions;

•	$1.8 million increase in tenant recovery income as a result of higher recoverable expenses; which were partially offset by

•	$0.4 million decrease in other rental revenues; and

•	$2.3 million increase in operating expenses as a result of an increased number of properties and an increase of approximately $0.8 million in non-recoverable expenses.

The property NOI decrease of approximately $3.6 million for the year ended December 31, 2009 compared to the same period in 2008 was mainly a result of a $2.0 million decrease in base rent and straight line rent adjustments resulting from a decrease in average occupancy of 3.8%; $0.6 million decrease in tenant recovery income; and $2.0 million increase in operating expenses, which included an increase of $0.9 million in bad debt expense during 2009, as compared to 2008.

West Segment

The property NOI decreased by approximately $5.1 million for the year ended December 31, 2010 as compared to the same period in 2009 due primarily to the following:

•	$1.0 million decrease in base rent and straight line rent resulting from a decrease in average occupancy by 2.3%;

•	$1.2 million decrease in early lease termination fees;

•	$2.8 million decrease in tenant recovery income, resulting from lower average occupancy; and

•	$0.6 million higher operating expenses.

The property NOI decrease of approximately $3.1 million in the year ended December 31, 2009 compared to the same period in 2008 is due primarily to the decrease in base rent and straight line rental revenues totaling approximately $1.4 million resulting from a decrease in average occupancy of approximately 3.4% and $1.7 million higher operating expenses, primarily as a result of bad debt expense increasing by $1.2 million.

The following table reflects our total assets, net of accumulated depreciation and amortization, by property segment (in thousands).

	December 31, 2010	December 31, 2009 (1)	December 31, 2008 (1)
Segments:
East	$1,244,923	$1,190,544	$1,182,053
West	1,230,350	1,115,623	1,150,410

Total segment assets	2,475,273	2,306,167	2,332,463

Non-segment assets:
Development and redevelopment assets	56,666	176,913	175,633
Properties in pre-development including land held	23,668	23,378	21,074
Non-segment cash and cash equivalents	14,071	19,967	13,967
Other non-segment assets (1)	150,211	137,867	160,706

Total Assets	$2,719,889	$2,664,292	$2,703,843

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, and certain non-segment amounts related to notes receivable, deferred loan costs, straight line rent, other receivables and other assets.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including dispositions and asset contributions;

•	Borrowings under our senior unsecured revolving credit facility;

•	Other forms of secured or unsecured financings;

•	Offerings of common stock or other securities;

•	Current cash balances; and

•	Distributions from our institutional capital management and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equityholder distributions, capital expenditures at our properties, development funding requirements, and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

Year ended December 31, 2010 compared to year ended December 31, 2009

“Cash and cash equivalents” were $17.3 million as of December 31, 2010, which was a decrease of $1.8 million from our “Cash and cash equivalents” balance as of December 31, 2009. Net cash provided by operating activities decreased by $18.7 million to $91.0 million during the year ended December 31, 2010 compared to $109.7 million during the same period in 2009. This decrease was primarily due to an increase in the consolidated net loss of DCT Industrial Trust Inc., which resulted from overall decreases in revenues, driven by lower rental rates and increases in expenses.

Net cash used in investing activities increased by $120.6 million to $138.3 million during the year ended December 31, 2010 when compared to $17.7 million during the same period in 2009. This change was primarily due to a $74.1 million increase in expenditures on acquisitions of real estate; a $28.0 million increase in investments in unconsolidated joint ventures; a $11.4 million increase in capital expenditures; a $6.6 million decrease in distributions of investments in unconsolidated joint ventures; and a decrease of $9.6 million in proceeds from real estate dispositions; which were partially offset by a $5.5 million increase in repayments received on our notes receivable.

Net cash provided by (used in) financing activities increased $138.1 million to $45.5 million during the year ended December 31, 2010 when compared to $(92.6) million during the same period in 2009. This change was primarily due to an increase on net draws on our line of credit of $51.0 million; and an increase of net issuances of senior unsecured notes totaling $110.0 million; which were partially offset by decrease in net payments of $23.1 million on mortgage notes; and a decrease of $56.5 million in proceeds from issuance of common stock.

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

Common Stock

As of December 31, 2010, approximately 222.9 million shares of common stock were issued and outstanding. On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. Through December 31, 2010, we issued 12.6 million shares of common stock through this program and raised net proceeds of $60.4 million. We used the proceeds from sale of shares for general corporate purposes, which included funding acquisitions and repaying debt.

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

On February 18, 2011, we issued 21,850,000 shares of common stock in a public offering at a price of $5.35 per share, for net proceeds of $111.9 million before offering expenses. We have used approximately $95.0 million of the offering proceeds to repay amounts outstanding under our senior unsecured revolving credit facility and intend to use the remaining amount for general corporate purposes, including for future acquisitions.

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

Distributions

During the years ended December 31, 2010 and 2009, our board of directors declared distributions to stockholders totaling approximately $67.9 million and $68.8 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our credit facility were used for distributions paid during 2010 and 2009.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During February 2011, our board of directors declared a quarterly cash dividend of $0.07 per share, payable on April 19, 2011 to stockholders of record as of April 7, 2011.

Outstanding Indebtedness

As of December 31, 2010, our outstanding indebtedness of $1.2 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding $62.3 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, our outstanding indebtedness consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility and totaled approximately $1.1 billion, excluding $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2010, the gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage debt was approximately $1.0 billion. As of December 31, 2009, the total gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage debt was approximately $1.1 billion. Our debt has various covenants with which we were in compliance as of December 31, 2010 or 2009.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these monthly and quarterly debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our regular monthly and quarterly debt service excluding principal maturities. During the years ended December 31, 2010 and 2009, our debt service, including principal and interest payments, totaled $383.9 million and $183.9 million, respectively.

In January 2010, we repaid approximately $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of approximately $70.0 million was refinanced at a fixed rate of 6.11% with a new maturity of 2020 and mortgages on five properties were released. In February 2010, we repaid approximately $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of approximately $53.0 million was refinanced at a fixed rate of 6.17% with a new maturity of 2019 and mortgages on 11 properties were released. The debt repayments were funded using borrowings under our senior unsecured revolving credit facility and cash flows from operations. These transactions were treated as debt modifications pursuant to GAAP.

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

On June 22, 2010, we issued $210.0 million of fixed rate, senior unsecured notes to a group of 12 investors in a private placement offering. These notes were issued with a weighted average term of 8.3 years, include five, seven, eight and 11 year maturities and have a weighted average interest rate of approximately 6.46%. Proceeds from the transaction were used to repay amounts outstanding on our senior unsecured revolving credit facility.

As of December 31, 2010, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA. The fair value of the swap was a liability of approximately $10.1 million as of December 31, 2010.

Line of Credit

On August 17, 2010, we refinanced our senior unsecured revolving credit facility with a syndicated group of banks. The total capacity of the new facility is $300.0 million and matures on August 19, 2013 with provisions which, under certain circumstances, allow us to increase the total capacity to $400.0 million. Depending on our consolidated leverage ratio, the facility bears interest at rates ranging from 2.1% to 3.1% over LIBOR or, at our election, 1.1% to 2.1% over prime. The remaining $0.3 million of deferred loan costs related to the old credit facility were fully amortized and costs of $3.4 million related to the new facility were capitalized and will be amortized over the life of the new facility on a straight line basis. As of December 31, 2010, $51.0 million was outstanding on our line. As of December 31, 2009, there was no outstanding balance under the old facility. During February 2011, we repaid the full amount outstanding on our senior unsecured revolving credit facility using proceeds from our public offering of shares of our common stock that closed on February 18, 2011, such that as of February 25, 2011 there was no outstanding balance on the facility.

Debt Assumption

During the year ended December 31, 2010, we assumed secured, non-recourse notes with an outstanding balance of approximately $13.4 million in connection with two property acquisitions. These assumed notes bear interest at fixed rates ranging from 7.29% to 7.55% and require monthly payments of principal and interest. The maturity dates of the assumed notes range from April 2011 to October 2022. In accordance with GAAP, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $1.5 million, which is amortized to interest expense over the remaining life of the underlying notes.

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

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2010 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Unsecured Credit Facility	Total
2011	$250,000	133,008	—	383,008
2012	—	57,546	—	57,546
2013	175,000	43,494	51,000	269,494
2014	50,000	5,946	—	55,946
2015	40,000	47,549	—	87,549
Thereafter	220,000	134,266	—	354,266

Total	$735,000	$421,809	$51,000	$1,207,809

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2010; specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest	$1,474,900	$493,874	$359,397	$195,042	$426,587
Operating lease commitments	697	463	232	2	—
Ground lease commitments (2)	14,247	474	949	1,033	11,791
Purchase obligations (3)	3,600	3,600	—	—	—

Total	$1,493,444	$498,411	$360,578	$196,077	$438,378

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
(3)

In total, our estimated construction costs to complete current development projects is approximately $25.0 million none of which is legally committed, and $18.0 million is expected to be funded with existing construction loans. As of December 31, 2010, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $26.2 million, $14.2 million is scheduled to mature by the end of 2012 and $12.0 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

As of December 31, 2010, our proportionate share of non-recourse debt associated with unconsolidated joint ventures was $62.3 million.

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the years ended December 31, 2010 and 2009, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2010 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2010, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90 million, a LIBOR based swap strike rate of 5.430%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

As of December 31, 2010, and 2009 the derivative had a fair value that resulted in a liability position of $10.1 million and $4.1 million, respectively, included in “Other liabilities” in our Consolidated Balance Sheet. No ineffectiveness was recorded during the years ended December 31, 2010 and 2009.

The net liability associated with our derivative would increase approximately $0.8 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of December 31, 2010.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2010, we had approximately $276.2 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the year ended December 31, 2010 would have increased by approximately $0.5 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $8.3 million during the year ended December 31, 2010.

As of December 31, 2010, the estimated fair value of our debt was approximately $1.3 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARTY DATA

See “Index to Financial Statements” on Page 68 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2010, the end of the period covered by this annual report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal year ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2010, management conducted an assessment of the internal control over financial reporting reflected in the financial statements, based upon criteria established in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited DCT Industrial Trust Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2010, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 25, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2011 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2011 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2011 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2011 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page 68 are filed as a part of this report.

2. Financial Statement Schedules.

The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on Page 68. All other financial statement schedules are not applicable.

B. Exhibits.

The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page E-1 to E-2 of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

By:	/s/ Philip L. Hawkins
Philip L. Hawkins, President, Chief Executive Officer and Director

Date: February 25, 2011

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WATTLES Thomas G. Wattles	Executive Chairman and Director	February 25, 2011

/s/ PHILIP L. HAWKINS Philip L. Hawkins	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ STUART B. BROWN Stuart B. Brown	Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ MARK SKOMAL Mark Skomal	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ PHILLIP R. ALTINGER Phillip R. Altinger	Director	February 25, 2011

/s/ THOMAS F. AUGUST Thomas F. August	Director	February 25, 2011

/s/ JOHN S. GATES, JR. John S. Gates, Jr.	Director	February 25, 2011

/s/ RAYMOND B. GREER Raymond B. Greer	Director	February 25, 2011

/s/ TRIPP H. HARDIN Tripp H. Hardin	Director	February 25, 2011

/s/ JOHN C. O’KEEFFE John C. O’Keeffe	Director	February 25, 2011

/s/ BRUCE L. WARWICK Bruce L. Warwick	Director	February 25, 2011

INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	F-3
Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests for the Years Ended December 31, 2010, 2009 and 2008	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Schedule III-Real Estate and Accumulated Depreciation	F-47

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 25, 2011

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31, 2010	December 31, 2009
ASSETS
Land	$567,152	$519,485
Buildings and improvements	2,343,835	2,219,826
Intangible lease assets	93,497	116,243
Construction in progress	32,952	60,860

Total investment in properties	3,037,436	2,916,414
Less accumulated depreciation and amortization	(528,705)	(451,242)

Net investment in properties	2,508,731	2,465,172
Investments in and advances to unconsolidated joint ventures	138,455	111,238

Net investment in real estate	2,647,186	2,576,410
Cash and cash equivalents	17,330	19,120
Notes receivable	1,222	19,084
Deferred loan costs, net	5,883	4,919
Straight-line rent and other receivables, net of allowance for doubtful accounts of $2,088 and $2,226, respectively	33,278	31,607
Other assets, net	14,990	13,152

Total assets	$2,719,889	$2,664,292

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$38,354	$36,261
Distributions payable	17,458	16,527
Tenant prepaids and security deposits	20,759	19,451
Other liabilities	12,373	5,759
Intangible lease liability, net	18,748	5,946
Line of credit	51,000	—
Senior unsecured notes	735,000	625,000
Mortgage notes	425,359	511,715

Total liabilities	1,319,051	1,220,659

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 222,946,676 and 208,046,167 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	2,229	2,080
Additional paid-in capital	1,898,289	1,817,654
Distributions in excess of earnings	(689,127)	(591,087)
Accumulated other comprehensive loss	(15,289)	(11,012)

Total stockholders’ equity	1,196,102	1,217,635
Noncontrolling interests	204,736	225,998

Total equity	1,400,838	1,443,633

Total liabilities and equity	$2,719,889	$2,664,292

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share information)

	For the year ended December 31,
	2010	2009	2008
REVENUES:
Rental revenues	$235,284	$239,964	$243,059
Institutional capital management and other fees	4,133	2,701	2,923

Total revenues	239,417	242,665	245,982

OPERATING EXPENSES:
Rental expenses	33,527	32,532	29,863
Real estate taxes	35,963	34,493	33,871
Real estate related depreciation and amortization	115,123	109,420	114,167
General and administrative	25,262	29,224	21,799
Impairment losses	8,656	—	4,314

Total operating expenses	218,531	205,669	204,014

Operating income	20,886	36,996	41,968

OTHER INCOME AND EXPENSE:
Equity in income (loss) of unconsolidated joint ventures, net	(2,986)	2,698	2,267
Impairment losses on investments in unconsolidated joint ventures	(216)	(300)	(4,733)
Loss on business combinations	(395)	(10,325)	—
Interest expense	(56,903)	(52,670)	(52,875)
Interest and other income	356	1,918	1,258
Income tax benefit (expense) and other taxes	(918)	(1,846)	(825)

Loss from continuing operations	(40,176)	(23,529)	(12,940)
Income (loss) from discontinued operations	(2,890)	1,815	23,878

Income (loss) before gain on dispositions of real estate interests	(43,066)	(21,714)	10,938
Gain on dispositions of real estate interests	13	5	503

Consolidated net income (loss) of DCT Industrial Trust Inc.	(43,053)	(21,709)	11,441
Net (income) loss attributable to noncontrolling interests	5,223	3,124	(1,955)

Net income (loss) attributable to common stockholders	$(37,830)	$(18,585)	$9,486

EARNINGS PER COMMON SHARE—BASIC:
Loss from continuing operations	$(35,260)	$(20,151)	$(10,241)
Income (loss) from discontinued operations	(2,570)	1,566	19,727

Net income (loss) attributable to common stockholders	$(37,830)	$(18,585)	$9,486

EARNINGS PER COMMON SHARE—DILUTED:
Loss from continuing operations	$(35,260)	$(20,151)	$(10,241)
Income (loss) from discontinued operations	(2,570)	1,566	19,727

Net income (loss) attributable to common stockholders	$(37,830)	$(18,585)	$9,486

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	212,412	192,900	171,695

Diluted	212,412	192,900	171,695

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss from continuing operations	$(0.17)	$(0.11)	$(0.06)
Income (loss) from discontinued operations	(0.01)	0.01	0.11

Net income (loss) attributable to common stockholders	$(0.18)	$(0.10)	$0.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Years Ended December 31, 2010, 2009 and 2008 (in thousands)

	Total Equity	DCT Industrial Trust Inc. and Subsidiaries
		Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Compre- hensive Loss	Non- controlling Interests
		Shares	Amount
Balance at December 31, 2007	1,512,454	168,380	1,684	1,593,165	(426,210)	(4,874)	348,689

Comprehensive income (loss):
Net income	11,441	—	—	—	9,486	—	1,955
Net unrealized gains on cash flow hedging derivatives	(21,117)	—	—	—	—	(17,508)	(3,609)
Realized losses related to hedging activities	(385)	—	—	—	—	(319)	(66)
Amortization of cash flow hedging derivatives	847	—	—	—	—	702	145
Allocation of interests	—	—	—	—	—	(464)	464

Comprehensive income (loss)	(9,214)				9,486	(17,589)	(1,111)

Issuance of common stock, net of offering costs	(121)	—	—	(121)	—	—	—
Issuance of common stock, stock based compensation plans	—	25	—	—	—	—	—
Amortization of stock-based compensation	3,427	—	—	1,203	—	—	2,224
Distributions to common stockholders and noncontrolling interests	(117,044)	—	—	—	(96,316)	—	(20,728)
Partner contributions from noncontrolling interests	13,505	—	—	—	—	—	13,505
Redemptions of noncontrolling interests	(1,507)	6,736	67	63,676	—	—	(65,250)

Balance at December 31, 2008	$1,401,500	175,141	$1,751	$1,657,923	$(513,040)	$(22,463)	$277,329

Comprehensive income (loss):
Net loss	(21,709)	—	—	—	(18,585)	—	(3,124)
Net unrealized gains on cash flow hedging derivatives	15,980	—	—	—	—	14,117	1,863
Realized losses related to hedging activities	(2,894)	—	—	—	—	(2,557)	(337)
Amortization of cash flow hedging derivatives	1,072	—	—	—	—	947	125
Allocation of interests	—	—	—	—	—	(1,056)	1,056

Comprehensive income (loss)	(7,551)				(18,585)	11,451	(417)

Issuance of common stock, net of offering costs	111,388	27,600	276	111,112	—	—	—
Issuance of common stock, stock based compensation plans	479	222	2	477	—	—	—
Amortization of stock-based compensation	8,602	—	—	1,926	—	—	6,676
Distributions to common stockholders and noncontrolling interests	(68,839)	—	—	—	(59,462)	—	(9,377)
Partner contributions from noncontrolling interests	158	—	—	—	—	—	158
Purchase of subsidiary shares from noncontrolling interests	(155)	—	—	48	—	—	(203)
Redemptions of noncontrolling interests	(1,949)	5,083	51	46,168	—	—	(48,168)

Balance at December 31, 2009	$1,443,633	208,046	$2,080	$1,817,654	$(591,087)	$(11,012)	$225,998

(table continued on next page)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Years Ended December 31, 2010, 2009 and 2008 (in thousands)

continued

	Total Equity	DCT Industrial Trust Inc. and Subsidiaries
		Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Compre- hensive Loss	Non- controlling Interests
		Shares	Amount
Balance at December 31, 2009	$1,443,633	208,046	$2,080	$1,817,654	$(591,087)	$(11,012)	$225,998

Comprehensive income (loss):
Net loss	(43,053)	—	—	—	(37,830)	—	(5,223)
Net unrealized loss on cash flow hedging derivatives	(7,491)	—	—	—	—	(6,664)	(827)
Realized gains related to hedging activities	2,040	—	—	—	—	1,815	225
Amortization of cash flow hedging derivatives	889	—	—	—	—	791	98
Allocation of interests	—	—	—	—	—	(219)	219

Comprehensive income (loss)	(47,615)				(37,830)	(4,277)	(5,508)

Issuance of common stock, net of offering costs	59,999	12,571	126	59,873	—	—	—
Issuance of common stock, stock based compensation plans	77	106	1	76	—	—	—
Amortization of stock-based compensation	4,827	—	—	1,479	—	—	3,348
Distributions to common stockholders and noncontrolling interests	(67,882)	—	—	—	(60,210)	—	(7,672)
Partner contributions from noncontrolling interests	8,801	—	—	—	—	—	8,801
Purchase of subsidiary shares from noncontrolling interests	—	—	—	281	—	—	(281)
Redemptions of noncontrolling interests	(1,002)	2,224	22	18,926	—	—	(19,950)

Balance at December 31, 2010	$1,400,838	222,947	$2,229	$1,898,289	$(689,127)	$(15,289)	$204,736

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Consolidated net income (loss) of DCT Industrial Trust Inc.	$(43,053)	$(21,709)	$11,441
Adjustments to reconcile consolidated net income (loss) of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	115,904	111,250	119,604
Gain on dispositions of real estate interests	(2,077)	(571)	(21,771)
Gain on dispositions of non-depreciated real estate	(13)	(783)	(219)
Loss on business combinations	395	10,325	—
Distributions of earnings from unconsolidated joint ventures	3,470	3,915	3,820
Equity in (income) loss of unconsolidated joint ventures, net	2,986	(2,698)	(2,267)
Impairment losses	12,328	981	10,746
Stock-based compensation and other	4,432	13,295	5,023
Changes in operating assets and liabilities:
Other receivables and other assets	(3,572)	(4,261)	(3,693)
Accounts payable, accrued expenses and other liabilities	202	5	5,665

Net cash provided by operating activities	91,002	109,749	128,349

INVESTING ACTIVITIES:
Real estate acquisitions	(88,120)	(14,023)	(59,206)
Capital expenditures and development activities	(58,361)	(46,914)	(101,910)
Decrease (increase) in deferred acquisition costs and deposits	(13)	143	66
Proceeds from dispositions of real estate investments, net	19,391	29,008	135,932
Investments in unconsolidated joint ventures	(34,425)	(6,425)	(32,973)
Distributions of investments in unconsolidated joint ventures	565	7,161	5,586
Origination of notes receivable	—	—	(500)
Repayment of notes receivable	17,862	12,353	7,461
Other investing activities	4,767	1,024	3,227

Net cash used in investing activities	(138,334)	(17,673)	(42,317)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	283,000	8,000	209,000
Repayments of senior unsecured revolving line of credit	(232,000)	(8,000)	(291,000)
Issuance of senior unsecured notes	210,000	—	475,000
Principal payments on senior unsecured notes	(100,000)	—	(275,000)
Issuance of mortgage notes	123,000	—	—
Principal payments on mortgage notes	(227,830)	(127,925)	(73,394)
Principal payments on financing obligations	—	—	(5)
Increase of deferred loan costs	(4,423)	(2,188)	(1,986)
Issuance of common stock	61,303	117,777	—
Offering costs for issuance of common stock and OP Units	(1,227)	(5,910)	(125)
Redemption of OP Units	(1,002)	(1,949)	(1,507)
Payments related to settlement of cash flow hedge	—	(3,630)	(4,584)
Distributions to common stockholders	(59,151)	(58,901)	(109,248)
Distributions to noncontrolling interests	(7,802)	(10,069)	(24,159)
Contributions from noncontrolling interests	1,674	158	176

Net cash provided by (used in) financing activities	45,542	(92,637)	(96,832)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,790)	(561)	(10,800)
CASH AND CASH EQUIVALENTS, beginning of period	19,120	19,681	30,481

CASH AND CASH EQUIVALENTS, end of period	$17,330	$19,120	$19,681

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$54,532	$50,366	$53,581
Supplemental Disclosures of Non-Cash Activities
Retirement of fully amortized intangible lease assets, net	$29,927	$68,013	$—
Assumption of mortgage notes in connection with real estate acquired	$19,556	$65,979	$—
Redemptions of OP Units settled in shares of common stock	$19,228	$46,218	$63,674
Issuance of notes receivable in connection with real estate acquisitions	$—	$1,050	$9,950
Reduction of financing obligation and issuance of OP Units in connection with purchase of TIC Interests (see Note 8)	$—	$—	$14,669
Contributions of real estate from non-controlling interests	$7,127	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries and owned approximately 90% of the outstanding equity interests in our operating partnership as of December 31, 2010. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of December 31, 2010, the Company owned interests in, managed or had under development approximately 76.3 million square feet of properties leased to more than 840 customers, including:

•	56.7 million consolidated square feet comprising 390 properties owned in our operating portfolio which was 88.9% occupied;

•	14.6 million square feet comprising 45 unconsolidated and managed properties and one managed property on behalf of three institutional capital management joint venture partners;

•	1.0 million consolidated square feet comprising seven properties under development and one property in redevelopment;

•	3.2 million unconsolidated square feet comprising seven properties under development; and

•	0.8 million square feet comprising three operating properties in one of our unconsolidated joint ventures.

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

All square feet, acres, occupancy, number of properties and number of customers disclosed in the notes to the Consolidated Financial Statements are unaudited.

Principles of Consolidation

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control, and variable interest entities (“VIE’s”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated net loss.

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

Reclassifications

Certain items in our Consolidated Financial Statements for 2009 and 2008 have been reclassified to conform to the 2010 presentation.

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

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investment in real estate, referred to as development projects and other activities included within this paragraph. Costs associated with our development projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and leasing costs, if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our development projects based on an estimate of the time spent on the development activities. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rates during the period. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

We also capitalize interest on qualified investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence, at the weighted average borrowing rates during the period.

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

Fair Value

The Financial Accounting Standards Board (“FASB”) issued guidance related to accounting for fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market. This guidance provides a framework of how to determine such measurements on reported balances which are required or permitted to be measured at fair value under existing accounting pronouncements and emphasizes that fair value is a market-based rather than an entity-specific measurement. Therefore, our fair value measurement is determined based on the assumptions that market participants would use to price the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The recorded fair value of intangible lease assets includes Level 3 inputs and represents the value associated with in-place leases which may include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates over the lease term on the date of the acquisition. Intangible lease assets or liabilities are amortized over the lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible.

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

Real estate, including land, building, building and land improvements, tenant improvements, leasehold improvements, leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value.

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

Investments in properties classified as held for sale are measured at the lower of their carrying amount or fair value (typically, the contracted sales price, a Level 2 input) less costs to sell. Impairment of assets held for sale is a component of “Income (loss) from discontinued operations” in the Consolidated Statements of Operations and is further detailed in Note 16—Discontinued Operations and Assets Held for Sale.

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

As a result of our annual impairment analysis and related procedures, we determined our cost was not recoverable on certain land parcels held for future development. Based on our analysis, the total carrying amount of three land parcels located in Baltimore/Washington, Orlando and Atlanta markets were no longer recoverable by the future estimated undiscounted cash flows, as a result of changes in the anticipated timing of the commencement of the development. Consequently, we recognized impairment losses of $4.1 million and $0.2 million on properties in our consolidated portfolio and unconsolidated portfolios, respectively, based on their estimated fair values (see “Fair Value” discussion above). During the year ended December 31, 2009, no impairment losses were recorded on investments in properties classified as held for use.

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

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary. These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the Consolidated Financial Statements. See Note 4—Investments in and Advances to Unconsolidated Joint Ventures for additional information.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that these short-term instruments are not exposed to any significant credit risk.

Notes Receivable

As of December 31, 2010 and 2009, we had approximately $1.2 million and $19.1 million in notes receivable outstanding, respectively, of which $1.2 million and $3.1 million were with non-affiliates, respectively. The interest rates on notes receivable range from approximately 7.5% to 10%, and the notes mature on dates ranging from June 2012 to June 2017. For the years ended December 31, 2010, 2009 and 2008, we recognized interest income from notes receivable with non-affiliates of approximately $40,000, $1.1 million and $0.5 million, respectively (see Note 13—Related Party Transactions for discussion on notes receivable with affiliates). Costs associated with executing notes receivable have been capitalized as deferred loan costs and are included in “Deferred loan costs, net” in our Consolidated Balance Sheets. Costs are amortized as a reduction in interest income over the term of the applicable outstanding notes receivable.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to “Interest expense” over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $4.2 million and $8.4 million as of December 31, 2010 and 2009, respectively. Unamortized deferred loan costs are fully amortized when debt is retired before the maturity.

Straight-line Rent and Other Receivables

Straight-line rent and other receivables include all current accounts receivable, net of allowances, and other accruals. We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2010 and 2009, our allowance for doubtful accounts was $2.1 million and $2.2 million, respectively.

Debt

Debt consists of fixed and variable rate secured mortgage notes, senior unsecured notes, and a senior unsecured revolving credit facility. Fixed rate secured mortgage notes assumed in connection with business combinations includes a premium or discount for the difference between the fair value and face value of assumed notes at the date of acquisition, and is amortized to “Interest expense” over the remaining life of the underlying notes. The aggregated premium balances, net of accumulated amortization, were approximately $3.6 million and $3.1 million as of December 31, 2010 and 2009, respectively.

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

As of December 31, 2010, all hedges were designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Costs of Raising Capital

Costs incurred in connection with the issuance of equity securities are included in stockholders’ equity.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $5.8 million, $2.0 million and $3.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $45.9 million, $47.4 million and $48.2 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents and accelerated amortization due to early lease terminations, was a decrease of approximately $0.1 million, $1.0 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum base rental payments, i.e, cash monthly contractual rent, due to us from our tenants under the terms of non-cancelable operating leases in effect as of December 31, 2010 were as follows (in thousands):

Year Ended December 31,	Amount
2011	$163,973
2012	129,674
2013	91,919
2014	61,628
2015	38,070
Thereafter	145,984

Total	$631,248

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collection is not assured. During the years ended December 31, 2010, 2009 and 2008, early lease termination fees were $0.7 million, $2.1 million and $0.9 million, respectively.

We earn revenues from asset management fees, acquisition fees, property management fees and fees for other services pursuant to joint venture and other agreements. These may include acquisition fees based on the sale or contribution of assets and are included in our Consolidated Statements of Operations in “Institutional capital management and other fees.” We recognize revenues from asset management fees, acquisition fees, property management fees and fees for other services when the related fees are earned and are realized or realizable.

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield, and risk free interest rate. We previously granted equity awards under an employee stock option plan (the “Employee Option Plan”) and an independent director stock option plan (the “Independent Director Option Plan”). With the adoption of the Long-Term Incentive Plan we do not plan to make any further grants under the Employee Option Plan or the Independent Director Option Plan.

Income and Other Taxes

We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to U.S. federal income taxes on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local and non-U.S. income taxes. We also will be required to pay a 100% tax on non-arms length transactions between us and our taxable REIT subsidiary (“TRS”) and on any net income from gain on property that was held for sale to customers in the ordinary course of business.

Certain of our operations (property management, asset ownership or management, sales of certain assets, etc.) may be conducted through taxable REIT subsidiaries, which are subsidiaries of the operating partnership and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to U.S. federal corporate income tax.

For our taxable REIT subsidiaries, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for U.S federal income tax purposes, as well as interest and loss carryforwards, and are measured using current enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized.

The Company follows FASB issued guidance for accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company was subject to the provisions of this guidance as of January 1, 2007, and has analyzed its various federal and state filing positions, including the assertion that the income earned by the Company is not taxable.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. We had no tax expense related interest expense or penalties for the years ended December 31, 2010, 2009 or 2008. As of December 31, 2010 and 2009, there were no unrecognized tax benefits. During the year ended December 31 2008, $0.1 million was recognized as income tax expense related to the liability for unrecognized tax benefits. There has been no change to this accrual through 2010. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Our tax returns are subject to examination in various jurisdictions for the calendar years 2006 through 2010.

New Accounting Standards

In June 2009, the FASB issued guidance which amended the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and required enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and was effective beginning January 1, 2010. We have evaluated the effect of this guidance and were not required to make any modifications as they relate to consolidation of variable interest entities.

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with GAAP to determine whether they are VIE’s and, if so, whether we are the primary beneficiary. As of December 31, 2010, none of our unconsolidated joint ventures were VIE’s, and we did not have a controlling interest.

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

Note 3.  Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	December 31, 2010	December 31, 2009
Operating properties	$2,954,754	$2,712,291
Properties under redevelopment	3,316	42,048
Properties under development	55,698	138,698
Properties in pre-development including land held	23,668	23,377

Total Investment in Properties	3,307,436	2,916,414
Less accumulated depreciation and amortization	(528,705)	(451,242)

Net Investment in Properties	$2,508,731	$2,465,172

Acquisition Activity

2010 Acquisition Activity

During the year ended December 31, 2010, we acquired five bulk industrial buildings comprising 0.8 million square feet, five light industrial buildings comprising 0.2 million square feet, and ownership interests in two bulk industrial properties totaling 0.5 million square feet, which are consolidated in our financial statements and further described below. We also acquired 19.3 acres of land held for development through a newly formed consolidated joint venture, also described further below. These properties and land were acquired from unrelated third parties, except as disclosed in Note 13—Related Party Transactions, using borrowings under our senior unsecured revolving credit facility and existing cash balances.

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

In May, we entered into a joint venture agreement with Iowa Investments, LLC, a related party, to form DCT 8th and Vineyard LLC (“8th and Vineyard”). On the day of formation, the joint venture acquired a land parcel consisting of 19.3 acres in Rancho Cucamonga, California in exchange for assuming approximately $4.7 million of secured debt which was repaid subsequent to the acquisition. Pursuant to the joint venture agreement, we have contributed 100%, or approximately $4.7 million, of the required equity as of December 31, 2010. See Note 13—Related Party Transactions for further discussion related to the 8th and Vineyard transaction.

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

In September, we acquired a bulk industrial property located in the Baltimore/Washington, D.C. market comprised of approximately 323,000 square feet for a total cost of approximately $14.0 million, which includes acquisition costs. This transaction was accounted for as a business combination and the fair value of the net assets recorded included approximately $12.8 million in tangible real estate and $1.0 million in net intangible lease assets.

In November, we acquired two light industrial properties located in the Houston and Chicago markets comprised of approximately 136,000 square feet for a total cost of approximately $7.0 million, which includes acquisition costs. These transactions were accounted for as business combinations and the fair value of the net assets recorded included approximately $6.3 million in tangible real estate and $0.6 million in net intangible lease assets.

In December, we acquired three light industrial properties located in the Southern California market and two bulk industrial buildings located in the Seattle and Southern California markets. Together, these properties comprised of approximately 330,000 square feet and were purchased for a total cost of approximately $46.5 million, which includes acquisition costs. These transactions were accounted for as business combinations and the fair value of the net assets recorded included approximately $53.2 million in tangible real estate and $6.8 million in net intangible lease liabilities, including $14.4 million of below market leases.

Also in December, we entered into two agreements, whereby we acquired an average ownership interest of 49.9% of two bulk industrial buildings located in the Southern California market. Together these buildings total approximately 0.5 million square feet and were purchased for a total cost of $25.6 million, including the noncontrolling interests’ share of $14.0 million and acquisition costs. The agreements grant DCT control over the operation and management of these properties. Accordingly, we have consolidated these properties and accounted for these acquisitions as business combinations, whereby the fair value of the net assets recorded included approximately $24.0 million in tangible real estate, $2.9 million in net intangible lease assets and $10.8 million in secured debt. See further detail on these purchases in Note 13—Related Party Transactions.

2009 Acquisition Activity

During the year ended December 31, 2009, we acquired three development properties located in Monterrey, Mexico, comprised of approximately 0.4 million square feet for a total cost of approximately $13.0 million, which includes acquisition costs. In addition, we acquired two parcels of land comprised of approximately 12.3 acres for an aggregate cost of approximately $0.6 million, also including acquisition costs which represent land available for expansion adjacent to existing properties. These transactions were accounted for as asset purchases.

These acquisitions were acquired from unrelated third parties using borrowings under our senior unsecured revolving credit facility and existing cash balances.

Also during the year ended December 31, 2009, we acquired the third-party interests of three of our previously unconsolidated joint ventures, such that we wholly owned each venture. These transactions were accounted for as business combinations resulting in an aggregate loss of $10.3 million in “Loss on business combinations” in our Consolidated Statement of Operations, which represented the difference between our investment carrying value and fair value of these investments.

Disposition Activity

2010 Disposition Activity

During the year ended December 31, 2010, we sold eight operating properties totaling approximately 0.5 million square feet to third parties. The properties, located in the Atlanta, Northern California, Miami, Cincinnati and Phoenix markets were sold for combined gross proceeds of approximately $21.6 million. Two property sales resulted in gains of approximately $2.1 million. Prior to the closing of the remaining property sales, we incurred impairment losses totaling $3.5 million, which represented the difference between the carrying value and the fair value of the assets sold, net of sales costs. All gains and impairments associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

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

Intangible Assets

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $11.7 million, $17.9 million, and $25.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Our intangible lease assets and liabilities included the following as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$83,394	$(42,168)	$41,226	$100,236	$(57,704)	$42,532
Above market rent	10,103	(6,955)	3,148	16,007	(10,703)	5,304
Below market rent	(25,043)	6,295	(18,748)	(12,788)	6,842	(5,946)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Intangible Lease Assets	Estimated Net Increase (Decrease) to Rental Revenues Related to Above and Below Market Rents
2011	10,390	(439)
2012	7,591	(445)
2013	4,717	(852)
2014	3,470	(685)
2015	2,433	(529)
Thereafter	12,625	(12,650)

Total	$41,226	$(15,600)

Note 4.  Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following describes our unconsolidated joint ventures as of December 31, 2010 and 2009.

Unconsolidated Joint Ventures	DCT Ownership Percentage as of December 31, 2010	Number of Buildings	Unconsolidated Net Equity Investment as of
			December 31, 2010	December 31, 2009
			(in thousands)
Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$47,243	$48,618
TRT-DCT Venture I	4.4%	14	774	928
TRT-DCT Venture II	11.4%	6	2,437	2,685
TRT-DCT Venture III	10%	5	1,594	1,719
DCT Fund I LLC	20%	6	376	1,124

Total Institutional Funds		45	52,424	55,074
Other:
Stirling Capital Investments (SCLA) (1)	50%	6	45,313	44,456
IDI/DCT, LLC	50%	4	37,721	8,499
IDI/DCT Buford, LLC (land only)	75%	—	2,997	3,209

Total Other		10	86,031	56,164

Total		55	$138,455	$111,238

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Institutional Capital Management Joint Ventures

DCT/SPF Industrial Operating LLC

On August 30, 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”). As of December 31, 2010, this joint venture owned approximately $290.7 million of real estate assets. This joint venture was funded with an equity contribution from JP Morgan to the joint venture (approximately 80% of the joint venture’s equity capitalization) and an equity contribution from us to the joint venture (approximately 20% of the joint venture’s equity capitalization). Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As a result of our contribution of properties into the JP Morgan Venture in 2007, we have deferred gains of $3.2 million as of December 31, 2010, which will be recognized through earnings over the weighted average life of the related properties.

TRT-DCT Industrial Joint Ventures I, II & III

We entered into our first joint venture agreement with Dividend Capital Total Realty Trust Inc. (“DCTRT”) TRT-DCT Venture I on September 1, 2006. TRT-DCT Venture I has been funded as follows: (i) an equity contribution from DCTRT to the joint venture (which we estimate to be not less than approximately 95.6% of the joint venture’s required equity capitalization); (ii) an equity contribution from us to the joint venture (which we estimate to be approximately 4.4% of the joint venture’s required equity capitalization); and (iii) secured debt financing. In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing on July 1, 2014 to TRT-DCT Venture I. This note was repaid in full during October 2010. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2010, TRT-DCT Venture I owned real estate assets with a gross book value of approximately $214.4 million and had $130.3 million of debt. No further assets are planned to be acquired by the joint venture.

During 2008, DCTRT contributed six properties to TRT-DCT Venture I comprised of approximately 1.1 million square feet with combined contribution values of approximately $65.3 million into the venture. During the year ended December 31, 2008, we contributed cash of $0.7 million which represented one percent of the fair value of these contributed assets. As a result of our contribution of properties into TRT-DCT Venture I in 2006, we have deferred gains of $1.1 million as of December 31, 2010, which will be recognized through earnings over the weighted average life of the related properties.

We formed our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II G.P. (“TRT-DCT Venture II”), on March 27, 2007. TRT-DCT Venture II is structured and funded in a manner similar to TRT-DCT Venture I. As of December 31, 2010, TRT-DCT Venture II owned real estate assets with a gross book value of approximately $96.5 million and had $55.1 million of debt. As a result of our contribution of properties into TRT-DCT Venture II in 2007, we have deferred gains of $0.6 million as of December 31, 2010, which will be recognized through earnings over the weighted average life of the related properties.

We formed our third joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”), on September 9, 2008. TRT-DCT Venture III is also structured and funded in a manner similar to TRT-DCT Venture I. On September 29, 2008, five properties were acquired from an unrelated third party by the venture comprised of approximately 0.9 million square feet. During the year ended December 31, 2008, we contributed cash of $3.0 million which represented 10% of the fair value of these acquired assets. On March 27, 2009, the venture borrowed $12.4 million of secured debt which bears interest at 7.4% and requires monthly interest and principal payments until the debt matures on March 1, 2016. As of December 31, 2010, TRT-DCT Venture III owned real estate assets with a gross book value of approximately $31.2 million and had $12.1 million of debt.

DCT Fund I, LLC

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait (“BBK”), an unrelated third party, to create an institutional fund, DCT Fund I LLC (“Fund I”), that owns and operates industrial properties located in the United States. We contributed six industrial properties to Fund I, totaling approximately 2.6 million square feet. The contribution value of the six buildings was approximately $122.8 million. Contemporaneously with our contribution, Fund I issued $84.4 million of secured non-recourse debt to a third party and BBK contributed $19.7 million of equity to Fund I. Our ownership of Fund I is 20% and BBK’s ownership of Fund I is 80%. As a result of our contribution of properties into Fund I in 2006, we have deferred gains of $1.6 million as of December 31, 2010, which will be recognized through earnings over the weighted average life of the related properties. As of December 31, 2010, Fund I owned real estate assets with a gross book value of approximately $125.4 million and had $95.5 million of debt.

Development Projects in Unconsolidated Joint Ventures

SCLA

During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport (“SCLA”). We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including only certain extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions.

As of December 31, 2010, the SCLA joint venture had three buildings that were shell-complete comprised of 1.2 million square feet of which 0.1 million square feet was leased, three operating buildings comprised of 0.8 million square feet which were fully leased and 213 acres of land. As of December 31, 2010, the SCLA joint venture owned real estate assets with a gross book value of approximately $84.4 million and had $60.1 million of debt.

IDI/DCT, LLC

On November 20, 2007, we entered into a joint venture agreement with Industrial Developments International, Inc. (“IDI”), an unrelated third-party developer, to acquire approximately 113 acres of land to develop four distribution buildings comprising approximately 1.9 million square feet in the Savannah, GA, Nashville, TN, Chicago, IL, and Stockton, CA markets. Pursuant to the joint venture agreement, we will provide 50% of the venture’s equity capital, which as of December 31, 2010, was approximately $38.9 million. Both parties will receive a preferred return on their respective capital contributions. DCT has the right of first offer to buy each of the projects and the buildings were shell-complete in 2008.

In December of 2010, DCT and IDI entered into an amendment to the LLC agreement and made additional capital contributions of $6.0 million each to reduce the overall debt to equity ratio of IDI/DCT LLC. Simultaneously, DCT made an additional capital contribution of $24.2 million to pay down our proportionate share of the outstanding debt and accrued interest to zero. At the same time, IDI/DCT, LLC refinanced the remaining $24.1 million of debt, and IDI guaranteed this debt, including future interest and principal payments. As a result of this transaction we reconsidered whether IDI/DCT, LLC was a variable interest entity and concluded it was not. As of December 31, 2010, the joint venture owned real estate assets with a gross book value of approximately $74.5 million and had $24.1 million of debt.

IDI/DCT Buford, LLC

On March 11, 2008, we entered into a joint venture agreement with IDI to form IDI/DCT Buford, LLC. This joint venture was funded for the purpose of developing four distribution buildings comprised of approximately 0.6 million square feet in Atlanta, Georgia on approximately 47 acres contributed to the joint venture by DCT. We received cash proceeds of approximately $1.5 million, equity in the venture and recognized a gain on the contribution of the land of approximately $0.3 million and a deferred gain of approximately $0.8 million. During the year ended December 31, 2010, we recognized impairment on our investment in the joint venture of $0.2 million as a result of the anticipated timing of the commencement of the development (see further discussion of the land impairment in Note 2—Summary of Significant Accounting Policies). As of December 31, 2010, the joint venture owned real estate assets with a gross book value of approximately $6.3 million.

Stonefield Industrial, LLC

On May 22, 2008, we entered into a joint venture agreement with Panattoni Development Company (“Panattoni”), an unrelated third-party developer, to form Stonefield Industrial, LLC and develop approximately 49 acres in Reno, Nevada. In conjunction with the joint venture’s debt maturity in October 2009, the venture was determined to be a VIE and we consolidated the venture’s net assets at fair value. Subsequent to this consolidation, we repaid the venture’s existing construction loans in the amount of $5.3 million. On January 11, 2010, Panattoni assigned their equity interest in the venture to us for no consideration such that we wholly owned the venture as of March 31, 2010.

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

Whitestown DCT/PDC, LLC

On December 11, 2007, we entered into a joint venture agreement with Panattoni, to form Whitestown DCT/PDC, LLC for the purpose of acquiring land, developing, managing, maintaining, and leasing a 0.6 million square foot building on approximately 28.4 acres in Whitestown, Indiana. The assets of the venture were comprised primarily of land. On September 4, 2009, our venture partner assigned their equity interest in the venture to us and we recorded the venture net assets at cost.

The following table provides unaudited selected combined financial information for unconsolidated joint ventures as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	2010	2009	2008
Real estate, net of accumulated depreciation	$801,048	$828,452	$925,835
Total assets	824,188	849,645	946,027
Secured notes payable	317,143	355,840	403,962
Total liabilities	391,647	431,879	475,593
Partners’ capital	432,541	417,766	470,434
Rental revenues	64,322	68,180	62,106
Operating expenses	16,559	17,662	13,684
Depreciation expense	33,003	37,370	28,416
Interest expense	20,591	19,706	16,828
Net income (loss)	(8,285)	1,317	3,151

Our aggregate investment in these partnerships at December 31, 2010 and 2009 of $138.5 million and $111.2 million, respectively, exceeds our share of the underlying equity in net assets of our joint ventures by approximately $15.8 million and $14.3 million, respectively, primarily due to capitalized interest and other costs incurred in connection with the ventures.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5.  Outstanding Indebtedness

As of December 31, 2010, our outstanding indebtedness of approximately $1.2 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding $62.3 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2009, our outstanding indebtedness consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility and totaled approximately $1.1 billion, excluding $90.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2010, the gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage debt was approximately $1.0 billion. As of December 31, 2009, the total gross book value of our consolidated properties was approximately $2.9 billion and the gross book value of all properties securing our mortgage debt was approximately $1.1 billion. Our debt has various covenants with which we were in compliance as of December 31, 2010 and 2009.

Our outstanding indebtedness as of December 31, 2010 is summarized in the table below (dollars in thousands).

	Interest Rate (1)	Maturity Date	Outstanding Balance as of December 31,

			2010	2009
Senior Unsecured Notes:
2 year, fixed rate (2)	1.73%	June 2010	$—	$100,000
5 year, fixed rate (2)	5.53%	April 2011	50,000	50,000
2 year, variable rate (3)	1.91%	June 2011	200,000	200,000
5 year, fixed rate	6.11%	June 2013	175,000	175,000
8 year, fixed rate (2)	5.68%	January 2014	50,000	50,000
Private Placement 5 year, fixed rate	5.63%	June 2015	40,000	—
10 year, fixed rate (2)	5.77%	April 2016	50,000	50,000
Private Placement 7 year, fixed rate	6.31%	June 2017	51,000	—
Private Placement 8 year, fixed rate	6.52%	June 2018	41,500	—
Private Placement 11 year, fixed rate	6.95%	June 2021	77,500	—
Mortgage Notes:
Variable:
Cabot	1.46%	October 2011	25,237	25,237
Fixed:
Cabot	5.06%	January 2011	—	53,878
7 year, fixed rate	5.00%	March 2011	35,686	36,489
Kennedy Drive	7.55%	April 2011	3,786	—
Cabot	4.72%	April 2011	—	48,980
Memphis Distriplex	6.79%	July 2011	4,283	4,376
Business Center	7.48%	August 2011	3,681	3,881
Cabot	4.79%	October 2011	13,507	13,507
Cabot	4.92%	October 2011	37,043	37,043
Roosevelt Distribution Center.	7.11%	December 2011	1,961	2,068
Cabot	4.91%	March 2012	—	49,269
Cabot	5.16%	July 2012	—	62,740
Baltimore-Washington	6.25%	September 2012	24,999	25,485
Willowbrook	6.84%	September 2012	7,726	7,861
Greens Crossing	6.44%	October 2012	6,505	6,657
Mid South Logistics Center	6.40%	November 2012	11,859	12,046
Louisville Logistics Center	6.04%	January 2013	5,464	5,763
111 Lake Drive.	5.79%	April 2013	5,073	5,159
Binney & Smith Distribution Center	6.97%	June 2013	7,968	8,751
8 year, fixed rate	4.97%	October 2013	17,283	17,728
Shelby 5	5.69%	December 2013	6,436	6,797
10 year, fixed rate (2)	5.31%	January 2015	48,952	50,291
Shelby 4	7.40%	December 2017	979	1,082
Miami Commerce Center	6.91%	October 2018	4,406	4,815
Cabot	6.17%	March 2019	52,477	—
Cabot	6.11%	February 2020	69,230	—
Haven A	7.29%	October 2022	9,410	—
Shelby 19	6.72%	November 2022	10,065	10,599
Mohawk	5.75%	August 2025	7,793	8,096

Weighted Avg./Totals (4)	5.20%		1,156,809	1,133,598
Premiums/Discounts, Net of Amortization (5)	N/A		3,550	3,117

Total Senior Unsecured Notes and Mortgage Notes	N/A		1,160,359	1,136,715
Senior Unsecured Revolving Credit Facility (6)	5.35%	August 2013	51,000	—

Total Carrying Value of Debt	N/A		$1,211,359	$1,136,715

Fixed Rate Debt (4)	6.00%		$931,572	$908,361
Premiums/Discounts, Net of Amortization (5)	N/A		3,550	3,117
Variable Rate Debt (4)	2.50%		276,237	225,237

Total Carrying Value of Debt	N/A		$1,211,359	$1,136,715

(footnotes on following page)

(footnotes to previous page)

(1)	Interest rates for fixed rate debt are stated rates. Interest rates for variable rate debt are the interest rate charged as of the last payment in 2010.
(2)	We assigned certain derivative instruments to these notes and the fair value of these derivative instruments are amortized to interest expense over the life of the assigned notes.
(3)	The maturity on these loans was extended to June 6, 2011.
(4)	Weighted average interest rates are based upon outstanding balances as of December 31, 2010.
(5)

Certain mortgages were assumed in conjunction with the acquisition of properties and the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which will be amortized to interest expense over the remaining life of the underlying note.

(6)

The Company refinanced its $300 million senior unsecured revolving credit facility in August 2010. The new facility expires on August 19, 2013 and bears interest from 2.1% to 3.1% over LIBOR, or at our election 1.1% to 2.1% over prime, depending on our consolidated leverage, and is subject to an annual facility fee.

Debt Refinancing

In January 2010, we repaid approximately $42.0 million of $112.0 million of debt previously scheduled to mature in 2012. The remaining balance of approximately $70.0 million was refinanced at a fixed rate of 6.11% with a new maturity of 2020 and mortgages on five properties were released. In February 2010, we repaid approximately $49.9 million of $102.9 million of debt previously scheduled to mature in 2011. The remaining balance of approximately $53.0 million was refinanced at a fixed rate of 6.17% with a new maturity of 2019 and mortgages on 11 properties were released. The debt repayments were funded using borrowings under our senior unsecured revolving credit facility and cash flows from operations. These transactions were treated as debt modifications pursuant to GAAP.

On June 6, 2010, we repaid $100.0 million of our senior unsecured term loan using funds borrowed on our senior unsecured revolving credit facility and extended the maturity on the remaining $200 million balance for one year. The $200 million term loan has a new interest rate based on LIBOR plus 1.25% to 1.80% or at prime, at our election and was treated as a debt modification pursuant to GAAP.

On June 22, 2010, we issued $210.0 million of fixed rate, senior unsecured notes to a group of 12 investors in a private placement offering. These notes were issued with a weighted average term of 8.3 years, include five, seven, eight and 11 year maturities and have a weighted average interest rate of approximately 6.46%. Proceeds from the transaction were used to repay amounts outstanding on our senior unsecured revolving credit facility.

During the year ended December 31, 2009, we had no new debt issuances.

Debt Assumptions

During the year ended December 31, 2010, we assumed secured, non-recourse notes with an outstanding balance of approximately $19.6 million in connection with three property acquisitions. These assumed notes bear interest at fixed rates ranging from 7.29% to 7.55% and require monthly payments of principal and interest. The maturity dates of the assumed notes range from April 2011 to October 2022. In accordance with GAAP, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $1.5 million, which is amortized to interest expense over the remaining life of the underlying notes.

During the year ended December 31, 2009, we assumed secured, non-recourse notes with an outstanding balance of approximately $66.0 million in connection with the consolidation of previously unconsolidated joint ventures, see Note 4—Investments in and Advances to Unconsolidated Joint Ventures for details. These notes were determined to be at fair value. Each of these notes was re-paid in full during the second half of 2009.

For the years ended December 31, 2010, 2009 and 2008, the amortization of all premiums/discounts resulted in a reduction of interest expense of approximately $1.1 million, $1.0 million and $1.5 million, respectively.

Line of Credit

On August 17, 2010, we refinanced our senior unsecured revolving credit facility with a syndicated group of banks. The total capacity of the new facility remains at $300.0 million and matures on August 19, 2013 with provisions which, under certain circumstances, allow us to increase the total capacity to $400.0 million. Depending on our consolidated leverage ratio, the facility bears interest rates ranging from 2.1% to 3.1% over LIBOR or, at our election, 1.1% to 2.1% over prime. The remaining $0.3 million of deferred loan costs related to the old credit facility were fully amortized and new costs of $3.4 million were deferred and will be amortized over the life of the new facility. At December 31, 2010, $51.0 million was outstanding on the line. As of December 31, 2009, there was no outstanding balance under the previous facility.

Capitalized Interest

During the years ended December 31, 2010, 2009 and 2008, we incurred interest expense of approximately $57.0 million, $52.9 million and $53.2 million, respectively, including amounts from discontinued operations. Included in interest expense for the year ended December 31, 2008 was $0.1 million related to the financing obligation (see Note 8—Our Partnership’s Private Placement for additional information). We capitalized approximately $2.2 million, $6.1 million and $7.9 million of interest in 2010, 2009 and 2008, respectively, associated with certain development and redevelopment, and other construction activities.

Loan Cost Amortization

Our interest expense for the years ended December 31, 2010, 2009 and 2008 includes $2.3 million, $2.3 million and $1.7 million for the amortization of loan costs, respectively.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of December 31, 2010 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Unsecured Credit Facility	Total
2011	$250,000	133,008	—	383,008
2012	—	57,546	—	57,546
2013	175,000	43,494	51,000	269,494
2014	50,000	5,946	—	55,946
2015	40,000	47,549	—	87,549
Thereafter	220,000	134,266	—	354,266

Total	$735,000	$421,809	$51,000	$1,207,809

Note 6.  Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2010 and 2009, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates are our best estimates; however, they may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands).

	Balances as of December 31, 2010		Balances as of December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable (1)	$1,222	$1,423	$19,084	$19,121

Borrowings (1):
Senior unsecured revolving credit facility	$51,000	$51,000	$—	$—
Fixed rate debt (2) (3)	$935,122	$977,258	$911,478	$908,509
Variable rate debt	$225,237	$224,304	$225,237	$221,844

Interest rate contracts:
Interest rate swaps (4)	$(10,109)	$(10,109)	$(4,070)	$(4,070)

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

(3)

Includes $100.0 million in LIBOR-based variable rate debt as of December 31, 2009, for which we entered into an interest rate swap to fix the LIBOR for two years at 3.23% per annum resulting in an effective interest rate of 4.73% per annum. The $100.0 million LIBOR-based variable rate debt was repaid during June 2010 and the interest rate swap expired.

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

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period.

	During the Year Ended December 31,
	2010	2009
	(in thousands)
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(4,070)	$—
Transfers into Level 3 (from Level 2)	—	(21,503)
Settlement of cash flow hedge included in accumulated other comprehensive income	—	3,630
Net unrealized gains (losses) included in accumulated other comprehensive loss	(7,358)	10,909
Realized losses (effective portion) recognized in interest expense	1,319	2,894

Ending balance at December 31	$(10,109)	$(4,070)

Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During 2010, such derivatives have been used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancing of existing debt upon maturity.

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

As of December 31, 2010, we had one forward-starting swap in place to hedge the variability of future cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

We measure our derivatives at fair value, which was a liability of approximately $10.1 million and $4.1 million as of December 31, 2010 and 2009, respectively, included in “Other liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest and other income” in our Consolidated Statements of Operations. During the years ended December 31, 2010 and 2009, we recorded no ineffectiveness. During the year ended December 31, 2008, we recorded a loss of approximately $0.2 million related to the ineffectiveness due to the change in estimated timing of anticipated debt issuances.

We recorded approximately $7.4 million of net unrealized losses and $10.9 million of net unrealized gains, including the noncontrolling interests’ portion in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the years ended December 31, 2010 and 2009. During the year ended December 31, 2009, we recognized $0.2 million in accelerated amortization on a discontinued hedge due to the prepayment of the underlying debt. As of December 31, 2010 and 2009, the “Accumulated other comprehensive loss” balances pertaining to the hedges were losses of approximately $17.0 million and $12.5 million, respectively, including the noncontrolling interests’ portion.

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

Operating Leases

We are obligated under non-cancelable office space and equipment operating leases. Approximate minimum annual rentals under operating leases are as follows (in thousands):

Year Ended December 31:	Operating Leases	Ground Leases
2011	$463	$474
2012	206	474
2013	26	474
2014	2	489
2015	—	544
Thereafter	—	11,791

Total	$697	$14,246

Substantially all of the office space and equipment subject to the operating leases described above are for the use at our corporate and regional offices. Rent expense recognized was approximately $1.2 million, $0.9 million and $0.9 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Note 8.  Our Partnership’s Private Placement

Prior to October 10, 2006, our operating partnership offered undivided tenancy-in-common interests (“TIC Interests”) in certain of our properties to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended. The TIC Interests were 100% leased by our operating partnership pursuant to master leases and such leases contained purchase options whereby our operating partnership had the right, but not the obligation, to acquire the TIC Interests from the investors at a point in time in exchange for units of limited partnership interest in our operating partnership (“OP Units”) under Section 721 of the Internal Revenue Code. In October 2006, we discontinued our operating partnership’s private placement of TIC Interests. In January 2008, our operating partnership purchased all remaining TIC Interests in the one remaining property included in our operating partnerships private placement.

The amount of gross proceeds associated with the sales of TIC Interests was recorded in “Financing obligations” in our Consolidated Balance Sheets. In cases where we leased back a portion of a building sold to the unrelated third-party investors, rental payments made to such investors under these lease agreements were recognized as “Interest expense” using the interest method. As of December 31, 2010 and 2009, there was no remaining balance related to the financing obligation. Approximately $0.1 million of interest expense related to the financing obligation was included in “Interest expense” for the year ended December 31, 2008. A portion of these rental payments was accounted for as a reduction of the outstanding principal balance of the financing obligations and a portion was accounted for as “Interest expense” in our Consolidated Statements of Operations. No rental payments were incurred during the years ended December 31, 2010 and 2009. During the year ended December 31, 2008, we incurred approximately $0.1 million of rental payments under various lease agreements with certain of the third-party investors.

Prior to October 10, 2006, our operating partnership paid certain up-front fees and reimbursed certain related expenses to our Former Advisor, Dividend Capital Securities LLC (our “Former Dealer Manager”) and Dividend Capital Exchange Facilitators LLC (our “Former Facilitator”) for raising capital through our operating partnership’s private placement. Our Former Advisor was obligated to pay all of the offering and marketing related costs associated with the private placement. However, our operating partnership was obligated to pay our Former Advisor a non-accountable expense allowance, which equaled 2% of the gross equity proceeds raised through the private placement. In addition, our operating partnership was obligated to pay our Former Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5% of the gross equity proceeds raised through the private placement. Our operating partnership was also obligated to pay a transaction facilitation fee to our Former Facilitator of up to 1.5% of the gross equity proceeds raised through the private placement. These up-front costs were accounted for as deferred loan costs and were included in “Deferred loan costs—financing obligation, net” in our Consolidated Balance Sheets and amortized to “Interest expense” over the life of the financing obligation. In addition, whenever our operating partnership elected to exercise any purchase option as described above and issue OP Units, the unamortized portion of up-front fees and expense reimbursements paid to affiliates was recorded against noncontrolling interests as a selling cost of the OP Units. We terminated these arrangements with our Former Dealer Manager and our Former Facilitator on October 10, 2006. During the years ended December 31, 2010 and 2009, no interest expense was recorded related to the amortization of these up-front fees. During the year December 31, 2008, $4,000 of related interest expense was recorded.

Note 9.  Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in our operating partnership and equity interests held by third-party partners in our consolidated real estate joint ventures. Our noncontrolling interests held by third party partners in our consolidated joint ventures was insignificant during the years ended December 31, 2010, 2009 and 2008.

Noncontrolling interests representing interests in our operating partnership include preferred shares in our Mexico REIT, OP Units and LTIP units which are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in our Consolidated Balance Sheets.

OP Units

As of December 31, 2010 and 2009, we owned approximately 90% and 88%, respectively, of the outstanding equity interests of our operating partnership. Upon redemption by the unitholder, we have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the year ended December 31, 2010, 2.4 million OP Units were redeemed for approximately $1.0 million in cash and 2.2 million shares of common stock. As of December 31, 2010, there was a total of 25.0 million OP

Units outstanding with a redemption value of approximately $132.9 million based on the closing price of our common stock on December 31, 2010, all of which were redeemable.

During the year ended December 31, 2009, approximately 5.5 million OP Units were redeemed for approximately $1.9 million in cash and 5.1 million shares of common stock. As of December 31, 2009, there was a total of 27.2 million OP Units outstanding with a redemption value of approximately $136.4 million based on the closing price of our common stock on December 31, 2009.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP Units. LTIP Units, which we grant either as free-standing awards or together with other awards under our Long-Term Incentive Plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. During the years ended December 31, 2010 and 2009, we granted 0.6 million and 0.4 million LTIP Units, respectively, to certain officers and senior executives. The total fair value of these LTIP Units on the date of grant was $3.0 million and $1.5 million, respectively.

During the years ended December 31, 2010 and 2009, 0.3 million and 0.2 million vested LTIP Units, were redeemed on a one-for-one basis into OP Units, respectively. As of December 31, 2010 and 2009, 1.6 million and 1.3 million LTIP Units were outstanding, respectively, of which 0.3 million and 0.3 million were vested, respectively. Our LTIP unit grants are further discussed in Note 12—Equity Based Compensation and Warrant Purchase Agreements.

The following table illustrates the noncontrolling interests’ share of our consolidated net income (loss) during the years ended December 31, 2010, 2009 and 2008 (in thousands).

	For the Years Ended December 31,
	2010	2009	2008
Noncontrolling interests’ share of loss from continuing operations	$4,904	$3,373	$2,196
Noncontrolling interests’ share of (income) loss from discontinued operations	319	(249)	(4,151)

Net (income) loss attributable to noncontrolling interests	$5,223	$3,124	$(1,955)

Note 10.  Stockholders’ Equity

Common Stock

As of December 31, 2010, 2009 and 2008, approximately 222.9 million, 208.0 million and 175.1 million shares of common stock were issued and outstanding, respectively.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the year ended December 31, 2010, we issued approximately 12.6 million shares of common stock through this offering.

Additionally during the year ended December 31, 2010, we issued approximately 2.2 million shares of common stock related to the redemption of OP Units (see additional information in Note 9—Noncontrolling Interests), and approximately 0.1 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

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

Preferred Shares

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2010 and 2009, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2010 and 2009, we had no outstanding shares-in-trust.

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

Amount Declared During Quarter Ended in 2010:	Per Share	Date Paid
December 31,	$0.0700	January 13, 2011
September 30,	0.0700	October 14, 2010
June 30,	0.0700	July 15, 2010
March 31,	0.0700	April 15, 2010

Total 2010	$0.2800

Amount Declared During Quarter Ended in 2009:	Per Share	Date Paid
December 31,	$0.0700	January 15, 2010
September 30,	0.0700	October 16, 2009
June 30,	0.0800	July 17, 2009
March 31,	0.0800	April 17, 2009

Total 2009	$0.3000

Amount Declared During Quarter Ended in 2008:	Per Share	Date Paid
December 31,	$0.0800	January 16, 2009
September 30,	0.1600	October 17, 2008
June 30,	0.1600	July 18, 2008
March 31,	0.1600	April 18, 2008

Total 2008	$0.5600

Note 11.  Earnings per Share

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

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands except per share information):

	For the Years Ended December 31,
	2010	2009	2008
Earnings per Common share—Basic and Diluted
Numerator
Loss from continuing operations attributable to common stockholders	$(35,260)	$(20,151)	$(10,241)
Less: Distributed and undistributed earnings allocated to participating securities	(480)	(436)	(651)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(35,740)	(20,587)	(10,892)
Numerator for income (loss) from discontinued operations attributable to common stockholders	(2,570)	1,566	19,727

Adjusted net income (loss) attributable to common stockholders	$(38,310)	$(19,021)	$8,835

Denominator
Weighted average common shares outstanding—basic and dilutive	212,412	192,900	171,695

Earnings per Common Share—Basic and Diluted
Loss from continuing operations	$(0.17)	$(0.11)	$(0.06)
Income (loss) from discontinued operations	(0.01)	0.01	0.11

Net income (loss) attributable to common stockholders	$(0.18)	$(0.10)	$0.05

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.5 million, 4.1 million and 3.6 million stock options, phantom stock and warrants for the years ended December 31, 2010, 2009, and 2008 respectively, because their effect would be anti-dilutive.

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

Phantom Shares

Pursuant to the Long-Term Incentive Plan, we may grant phantom shares to our non-employee directors. Our phantom shares typically vest upon the first anniversary of the grant date, depending on the grant. Once vested and at the discretion of the grantee, the phantom stock can be converted into either cash or common stock at the option of the Company. Phantom shares are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the service period during which term the shares fully vest. For the years ended December 31, 2010, 2009 and 2008, we incurred approximately $0.3 million, $0.3 million, $0.2 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2010, approximately $0.1 million of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a remaining period of 4.8 months.

During the years ended December 31, 2010, 2009 and 2008, we issued 17,390, 15,970, and 12,592 shares of common stock for vested phantom stock, respectively. Based on the share’s fair value at grant date for each grant, the total fair value of phantom stock vested in 2010, 2009 and 2008 was $0.3 million, $0.3 million and $0.2 million, respectively. As of December 31, 2010, 2009 and 2008 we had 112,324, 75,562, and 39,362 phantom shares outstanding.

Restricted Stock

Our restricted stock is recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which term the stock fully vests. Our restricted stock typically vests ratably over a period of four to five years, depending on the grant. For the years ended December 31, 2010, 2009 and 2008, we incurred approximately $0.6 million, $0.7 million and $0.4 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2010, approximately $1.4 million of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a weighted average remaining period of 2.3 years.

During the years ended December 31, 2010, 2009 and 2008, we issued 84,887, 65,490, and 15,282 shares of common stock for vested restricted stock. Based on the share’s fair value at grant date for each grant, the total fair value of restricted stock vested in 2010, 2009 and 2008 was $0.4 million, $0.6 million and $0.2 million, respectively.

LTIP Units

Pursuant to our Long-Term Incentive Plan, we may grant newly established limited partnership interests in our operating partnership called LTIP Units (“LTIP Units”). LTIP Units, which we grant either as free-standing awards or together with other awards under our Long-Term Incentive Plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. Our LTIP Units typically vest ratably over a period of four to five years, depending on the grant. Vested LTIP Units can be redeemed for OP Units on a one-for-one basis.

Effective February 11, 2010, we granted 0.4 million of LTIP Units in total to certain senior executives which vest 25% annually over four years and had a total fair value of $2.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 61% and a risk-free interest rate of 2.39%. Effective March 31, 2010, we granted 0.2 million of LTIP Units in total to a certain senior executive which vest 25% annually for the first two years and 50% after the third year and had a total fair value of $1.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 62% and a risk-free interest rate of 2.55%. Effective February 10, 2009, we granted 0.4 million LTIP Units in total to certain senior executives which vest 25% annually over four years and had a total fair value of $1.5 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 48% and a risk-free interest rate of 1.79%. Effective February 11, 2008, we granted 0.4 million LTIP Units in total to certain senior executives, of which 0.3 million that vest 25% annually over four years and 0.1 million that vest over five years (25% in year three, 25% in year four and 50% in year five), with a total fair value of $3.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 23% and a risk-free interest rate of 2.67%.

Our LTIP Units are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the service period during which term the units fully vest. We incurred approximately $2.9 million, $4.6 million, which includes $0.9 million due to a change in our estimated forfeiture rate, and $2.2 million of such expense for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2010, approximately

$4.3 million of such expense remained unrecognized which reflects the unamortized portion of the value of such LTIP Units which we expect to recognize over a remaining weighted average period of 2.4 years.

During the years ended December 31, 2010 and 2009, 0.3 million and 0.2 million vested LTIP Units were redeemed for 0.3 million and 0.2 million OP Units, respectively. No LTIP Units were redeemed prior to 2009. Based on the LTIP Unit’s fair value at grant date for each grant, the fair value of LTIP Units vested in 2010, 2009, and 2008 was $0.4 million $3.8 million and $0.3 million, respectively. As of December 31, 2010, 2009 and 2008, we had 1.6 million, 1.3 million and 1.1 million LTIP Units outstanding, respectively.

The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands).

	Phantom Shares		Restricted Stock		LTIP Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	22	$11.12	70	$11.37	630	$10.78
Granted	30	9.36	125	8.46	396	8.07
Vested	(22)	11.12	(15)	11.36	(32)	10.78
Forfeited	—	—	(7)	10.60	—	—

Unvested at December 31, 2008	30	$9.36	173	$9.30	994	$9.70
Granted	61	4.60	252	3.49	473	3.22
Vested	(30)	9.36	(66)	9.17	(464)	8.21
Forfeited	(9)	4.60	(39)	6.07	—	—

Unvested at December 31, 2009	52	$4.60	320	$5.14	1,003	$7.33
Granted	54	5.17	171	4.64	636	4.62
Vested	(52)	4.60	(85)	5.50	(310)	7.86
Forfeited	—	—	(20)	5.55	—	—

Unvested at December 31, 2010	54	$5.17	386	$4.82	1,329	$5.91

Stock Options

We may grant stock options to certain employees pursuant to our Long-Term Incentive Plan. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. No stock options were granted under our Long-Term Incentive Plan prior to 2007. During the year ended December 31, 2010, we issued approximately 6,000 shares of common stock upon the exercise of options to purchase our common stock by certain employees.

During the years ended December 31, 2010, 2009 and 2008, options issued under the Long-Term Incentive Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	2010	2009	2008
Expected term of options (1)	6.20-6.25 years	5.50-6.25 years	6-7 years
Expected volatility-range used	53.18%-55.9%	42.96%-51.55%	21.62%-29.98%
Expected volatility-weighted average	53.46%	43.71%	22.79%
Expected dividend yield-range used	4.97%-6.14%	5.73%-10.60%	6.49%-7.86%
Expected dividend yield-weighted average	6.12%	9.36%	7.42%
Risk-free interest rate	1.82%-2.81%	1.90%-2.80%	2.90%-3.55%

(1)

We use the simplified method to determine the estimated life of our option awards as sufficient historical exercise data is unavailable. Under the simplified method the expected term is calculated as the midpoint between the vesting and the end of the contractual term of the option.

Multi-Year Outperformance Program

On January 11, 2010, we adopted a multi-year outperformance program, which is a long-term incentive compensation program, and granted awards under the program to certain officers and senior executives.

The awards entitle participants to receive shares of common stock with a maximum value of $10 million based on the absolute and relative total return to stockholders during the three-year performance period beginning on December 31, 2009. Half of the awards are based on our absolute total return to stockholders during the performance period and the other half are based on our relative total return to stockholders during the performance period compared to the performance of the MSCI US REIT Index during the same period.

Each participant’s award is designated as a specified percentage of the aggregate award value earned during the performance period, and participants are also entitled to a share of any unallocated portion of the aggregate award value. At the end of the performance period, each participant will be issued shares of our common stock with a value equal to that participant’s share of the aggregate award value. Half of the shares of common stock issued will be fully vested upon issuance at the end of the performance period and the remaining half will vest on the first anniversary of that date based on continued employment. We may also permit participants to elect to receive their awards in the form of LTIP Units or other equivalent forms of equity in lieu of shares of common stock.

The grant date fair value of the awards granted under the program during the year ended December 31, 2010 was approximately $1.6 million. During the year ended December 31, 2010 we recognized approximately $0.5 million of expense which is included in “General and administrative” in our Consolidated Statement of Operations related the amortization of these awards.

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

The LTIP Units associated with the program were originally recorded at their fair value of $2.9 million on the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.31% and a risk-free interest rate of 4.62%, and amortized on a straight-line basis over the period during which the grant of such units fully vest. During the year ended December 31 2009, we incurred approximately $2.1 million expense, which includes $1.4 million in accelerated amortization resulting from the program’s cancellation, and approximately $0.6 million expense for the year ended December 31, 2008, which is included in “General and administrative” in our Consolidated Statements of Operations.

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

During the year ended December 31, 2006, options issued under the Employee Option Plan were valued using the Black-Scholes option pricing model. No employee options were granted under this plan subsequent to 2006.

Independent Director Option Plan

Prior to October 6, 2006, we granted stock options under the Independent Director Option Plan, which we used in an effort to attract and retain qualified independent directors. We granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan effective upon the later of (1) the sale of 0.2 million shares in our first continuous public offering, and (2) the independent director becoming a member of our board of directors. These options vest 20% upon grant date and 20% each year for the following four years and have an exercise price of $12.00 per share. In addition, we issued options to purchase 5,000 shares to each independent director then in office on the date of each annual stockholder’s meeting and these options vest 100% upon the second anniversary from the grant date and have an exercise price equal to the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. Options granted under the Independent Director Option Plan shall lapse on the first to occur of (1) the tenth anniversary of the date we grant them, (2) the removal the independent director for cause, or (3) three months following the date the independent director ceases to be a director for any reason, other than death or disability. Since the adoption of the Long-Term Incentive Plan, no further grants were made pursuant to the Independent Director Option Plan. During the years ended December 31, 2006, options issued under the Independent Director Option Plan were valued using the Black-Scholes option pricing model. No options were issued under this plan subsequent to 2006.

Stock Options Summary Table

Stock options granted under the Long-Term Incentive Plan, the Employee Option Plan and the Independent Director Option Plan are amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the years ended December 31, 2010, 2009 and 2008 we incurred approximately $0.6 million, $1.0 million, and $0.6 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2010, approximately $1.1 million of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the aforementioned plans. We expect to recognize such expense over a remaining weighted average period of 2.2 years.

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2010, 2009, 2008, as well as the total options exercisable as of December 31, 2010.

	Independent Director Option Plan	Employee Option Plan	Long-Term Incentive Plan	Weighted Average Option Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
	(options in thousands)						(in thousands)
Issued and Outstanding as of December 31, 2007	80	294	570	$11.35
Granted	—	—	1,615	8.61	$0.70
Forfeited	—	(5)	(20)	10.51

Issued and Outstanding as of December 31, 2008	80	289	2,165	$9.61
Granted	—	—	1,553	3.42	$0.55
Exercised		—	(140)	3.41			$297
Forfeited and/or expired	—	(100)	(404)	9.29

Issued and Outstanding as of December 31, 2009	80	189	3,174	$7.11
Granted	—	—	499	4.58
Exercised	—	—	(6)	3.41			$10
Forfeited and/or expired	—	(115)	(69)	9.85	$1.38

Issued and Outstanding as of December 31, 2010	80	74	3,598	6.65		6.82	$2,922

Exercisable as of December 31, 2010	80	74	1,705	$7.69		6.82	$1,133

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

Note 13.  Related Party Transactions

Note Receivable with TRT-DCT Venture I

In June 2007, we issued a secured $16.0 million, 6.0% interest note, maturing with one balloon payment in July 2014 to our unconsolidated joint venture, TRT-DCT Industrial Joint Venture I (“TRT-DCT Venture I”). Interest is due monthly on the unpaid balance. We recognized approximately $0.8 million, $0.9 million and $0.9 million of interest income from this note receivable during the years ended December 31, 2010, 2009, and 2008, respectively. The note receivable and accrued interest were paid in full in October of 2010.

Shared services agreement

During 2009, we have had a shared services agreement with Overhead Services, Inc., formerly DC Services, LLC, (“Overhead Services”), an affiliate of Dividend Capital Advisors Group LLC (“DCAG”) whereby we received enumerated services (including IT services, human resources and payroll services) for a monthly fee payable to Overhead Services, which totaled approximately $0.6 million during the year ended December 31, 2010. Effective October 2009, we no longer had a related party relationship with DCAG.

8th and Vineyard Consolidated Joint Venture

As discussed in Note 3—Investment in Properties, we entered into the 8th and Vineyard joint venture with Iowa Investments, LLC, an entity owned by one of our executives. Pursuant to the joint venture agreement, we will first receive a return of all capital along with a preferred return. Thereafter, Iowa Investments, LLC will receive a promoted interest. The land parcel acquired by 8th and Vineyard was purchased from an entity partially owned by the same executive. The acquisition price was determined to be at fair value based upon comparable sales.

Haven A & Haven G

As discussed in Note 3—Investment in Properties, we entered into two agreements in December 2010, whereby we acquired ownership interests of approximately 49.9% of two bulk industrial buildings located in the Southern California market. Two of the other owners of these properties are CHCHS, LLC and LJP Family, LLC, which are entities controlled by one of our executives. Each owner will earn returns in accordance with their ownership interests. DCT has all rights to manage and operate these properties. Accordingly, we have consolidated these properties in accordance with GAAP and accounted for them as business combinations. The acquisition price was determined to be at fair value based upon comparable sales.

Note 14.  Income and Other Taxes

We operate and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2003 and all subsequent years. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a 10 year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we distribute 100% of our REIT taxable income annually, as defined in the Internal Revenue Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. As of December 31, 2010, 2009 and 2008 we had recorded a $0.3 million benefit, a $0.7 million expense, and no expense or benefit, in provisions for federal and state income taxes on our taxable REIT subsidiaries, respectively. We are also subject to state and local taxes and recorded $1.1 million, $1.0 million and $0.7 million of such tax expenses during the years ended December 31, 2010, 2009 and 2008, respectively.

In 2007, we started operations in Mexico. Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable local laws and regulations, taking into account provisions of applicable double tax treaties. During the years ended December 31, 2010, 2009, and 2008, we incurred $0.1 million, $0.1 million and $0.2 million of foreign income tax expenses, respectively.

Note 15.  Segment Information

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

The following table sets forth the rental revenues and property net operating income of our property segments in continuing operations for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	Rental Revenues			Property NOI (1)
Operating properties in continuing operations:	2010	2009	2008	2010	2009	2008

East	$118,136	$115,624	$117,260	$85,998	$85,810	$89,455
West	116,184	120,635	122,066	80,309	85,406	88,541

Total	$234,320	$236,259	$239,326	$166,307	$171,216	$177,996

(1)

Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses, interest income and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our segment rental revenues to our reported consolidated total revenues for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	2010	2009	2008
Total revenue from operating properties in continuing operations	$234,320	$236,259	$239,326
Revenues from development and redevelopment properties	964	3,705	3,733

Rental revenues	235,284	239,964	243,059
Institutional capital management and other fees	4,133	2,701	2,923

Total revenues	$239,417	$242,665	$245,982

The following table is a reconciliation of our property NOI to our reported “Loss from continuing operations” for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	2010	2009	2008
Property NOI	$166,307	$171,216	$177,996
NOI from development and redevelopment properties	(513)	1,723	1,329

Total property NOI	165,794	172,939	179,325
Institutional capital management and other fees	4,133	2,701	2,923
Real estate related depreciation and amortization	(115,123)	(109,420)	(114,167)
Impairment losses	(8,656)	—	(4,314)
General and administrative	(25,262)	(29,224)	(21,799)
Equity in income (loss) of unconsolidated joint ventures, net	(2,986)	2,698	2,267
Impairment losses on investments in unconsolidated joint ventures	(216)	(300)	(4,733)
Loss on business combinations	(395)	(10,325)	—
Interest expense	(56,903)	(52,670)	(52,875)
Interest income and other	356	1,918	1,258
Income tax benefit (expense) and other taxes	(918)	(1,846)	(825)

Loss from continuing operations	$(40,176)	$(23,529)	$(12,940)

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of December 31, 2010 and 2009 (in thousands).

	December 31,
	2010	2009
Segments:
East assets	$1,244,923	$1,190,544
West assets	1,230,350	1,115,623

Total segment assets	2,475,273	2,306,167
Non-segment assets:
Development and redevelopment assets	56,666	176,913
Properties in pre-development including land held	23,668	23,378
Non-segment cash and cash equivalents	14,071	19,967
Other non-segment assets (1)	150,211	137,867

Total assets	$2,719,889	$2,664,292

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, and certain non-segment amounts related to notes receivable, deferred loan costs, straight-line rent, other receivables and other assets.

Included in the West operating segment rental revenues for the years ended December 31, 2010, 2009 and 2008 was approximately $5.4 million, $4.8 million and $4.0 million, respectively, attributable to the Mexico operations. Included in the West operating segment net assets as of December 31, 2010 and 2009 was approximately $72.1 million and $57.5 million, respectively, attributable to the Mexico operations.

Note 16.  Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the year ended December 31, 2010, we sold eight operating properties to unrelated third parties. One of the properties sold was in the West operating segment and one was in the East operating segment, together totaling approximately 0.2 million square feet, and resulted in gains of approximately $2.1 million. Of the remaining six properties sold, five were in the East operating segment and one was in the West operating segment, together totaling 0.3 million square feet, which resulted in impairment charges of $3.5 million.

During the year ended December 31, 2009, we sold three operating properties to unrelated third parties. Two of these properties were in our West operating segment and one in the East operating segment, together totaling approximately 0.9 million square feet. We also sold two land parcels in the East segment comprised of approximately 4.3 acres. These sales resulted in gains of approximately $1.3 million and impairment charges totaling $0.7 million.

During the year ended December 31, 2008, we sold, to unrelated third parties, one bulk distribution development property comprised of 0.3 million square feet; eleven properties in the West operating segment and four properties in the East operating segment, together totaling approximately 2.3 million square feet. These sales resulted in gains of approximately $21.5 million and impairment charges totaling $1.7 million.

For the years ended December 31, 2010, 2009 and 2008 income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the years ended December 31, 2010, 2009 and 2008. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2—Summary of Significant Accounting Policies.

The following is a summary of the components of income (loss) from discontinued operations for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	2010	2009	2008
Rental revenues	$185	$3,459	$12,406
Rental expenses and real estate taxes	(757)	(793)	(2,317)
Real estate related depreciation and amortization	(781)	(1,830)	(5,437)
General and administrative	—	(220)	—

Operating income	(1,353)	616	4,652
Interest expense	(94)	(181)	(344)
Interest income and other income (expense)	(45)	721	(193)
Income tax benefit (expense) and other taxes	(19)	(9)	(25)

Income (loss) before gain on dispositions of real estate interests and impairment losses	(1,511)	1,147	4,090
Gain on dispositions of real estate interests	2,077	1,349	21,487
Impairment losses	(3,456)	(681)	(1,699)

Income (loss) from discontinued operations	$(2,890)	$1,815	$23,878

Note 17.  Quarterly Results (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2010 (in thousands except per share information).

	For the Quarter Ended				For the Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$58,748	$59,405	$61,063	$60,201	$239,417
Total operating expenses	$52,030	$57,092	$53,105	$56,304	$218,531
Operating income	$6,719	$2,313	$7,957	$3,897	$20,886
Loss from continuing operations	$(7,704)	$(11,490)	$(8,836)	$(12,146)	$(40,176)
Loss from discontinued operations	$(532)	$(628)	$(983)	$(747)	$(2,890)
Gain (loss) on dispositions of real estate interests	$16	$—	$(3)	$—	$13
Net loss attributable to common stockholders	$(7,224)	$(10,731)	$(8,680)	$(11,195)	$(37,830)
Earnings per common share—basic and diluted:
Loss from continuing operations	$(0.03)	$(0.05)	$(0.04)	$(0.05)	$(0.17)
Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)

Net loss attributable to common stockholders	$(0.03)	$(0.05)	$(0.05)	$(0.05)	$(0.18)

Basic and diluted common shares outstanding	208,350	210,841	211,634	218,723	212,412

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2009 (in thousands except per share information).

	For the Quarter Ended				For the Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$62,333	$59,029	$61,109	$60,194	$242,665
Total operating expenses	$48,555	$49,760	$55,018	$52,336	$205,669
Operating income	$13,778	$9,269	$6,091	$7,858	$36,996
Income (loss) from continuing operations	$3,890	$(5,539)	$(18,069)	$(3,811)	$(23,529)
Income (loss) from discontinued operations	$558	$785	$990	$(518)	$1,815
Gain (loss) on dispositions of real estate interests	$37	$—	$24	$(56)	$5
Net income (loss) attributable to common stockholders	$3,828	$(3,995)	$(14,582)	$(3,836)	$(18,585)
Earnings per common share—basic and diluted:
Income (loss) from continuing operations	$0.02	$(0.03)	$(0.08)	$(0.02)	$(0.11)
Income (loss) from discontinued operations	0.00	0.00	0.01	0.00	0.01

Net income (loss) attributable to common stockholders	$0.02	$(0.03)	$(0.07)	$(0.02)	$(0.10)

Basic and diluted common shares outstanding	175,661	183,783	204,433	207,291	192,900

Note 18—Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). No significant recognized subsequent events were noted. The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”).

Subsequent to December 31, 2010, we acquired two bulk distribution properties in the New Jersey and Southern California markets; one light industrial property in the Miami market, as well as ownership interests in three bulk distribution properties in the Southern California market which will be consolidated, together totaling 984,000 square feet for total consideration of approximately $54.3 million, including the noncontrolling interests’ share of $9.8 million. Five of these acquisitions will be accounted for as business combinations and one will be treated as an asset acquisition.

On February 18, 2011, we issued 21,850,000 shares of common stock in a public offering at a price of $5.35 per share, for net proceeds of $111.9 million before operating expenses. We have used approximately $95.0 million of the offering proceeds to repay amounts outstanding under our senior unsecured revolving credit facility and intend to use the remaining amount for general corporate purposes, including for future acquisitions.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2010			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Newpoint I	1	$—	$2,143	$12,908	$15,051	$(787	)(2)	$2,088	$12,176	$14,264	$(2,734)	03/31/04	1997
Southcreek	4	—	7,843	45,385	53,228	7,377		8,342	52,263	60,605	(11,879)	06/08/04/ 09/21/04	1999-2004
Eagles Landing	1	—	2,595	13,475	16,070	1,396		2,595	14,871	17,466	(5,514)	06/08/04	2003
Greenwood Parkway	1	—	1,326	3,977	5,303	822		1,461	4,664	6,125	(583)	01/00/00	1995
Breckinridge Industrial	2	—	1,950	10,159	12,109	534		1,950	10,693	12,643	(3,415)	10/01/04	2000
Westgate Industrial	1	—	2,140	4,801	6,941	303		2,140	5,104	7,244	(1,322)	10/01/04	1988
Westpark Industrial	2	—	2,176	6,719	8,895	1,109		2,176	7,828	10,004	(2,347)	10/01/04	1981
Cobb Industrial	2	—	1,120	5,249	6,369	312		1,120	5,561	6,681	(1,701)	10/01/04	1996
Cabot Parkway Industrial	1	—	1,102	6,617	7,719	10		1,103	6,626	7,729	(2,303)	10/01/04	2000
Atlanta NE Portolio	1	—	1,197	9,647	10,844	267		1,197	9,914	11,111	(2,065)	11/05/04	1987
Northmont Parkway	1	—	1,029	2,103	3,132	25		1,029	2,128	3,157	(907)	12/03/04	2003
Fulton Industrial Boulevard	3	3,868	1,850	13,480	15,330	887		1,850	14,367	16,217	(3,820)	07/21/05	1973-1996
Penney Road	1	—	401	4,145	4,546	142		401	4,287	4,688	(782)	07/21/05	2001
Southfield Parkway	1	1,732	523	3,808	4,331	(122	)(2)	523	3,686	4,209	(690)	07/21/05	1994
Livingston Court	2	1,977	919	6,878	7,797	(269	)(2)	919	6,609	7,528	(1,569)	07/21/05	1985
Peterson Place	4	2,245	596	6,900	7,496	94		596	6,994	7,590	(1,777)	07/21/05	1984
Oakbrook Parkway	5	8,016	1,823	17,185	19,008	2,211		1,823	19,396	21,219	(4,660)	07/21/05	1982
Regency Parkway	7	6,972	1,521	16,084	17,605	1,510		1,521	17,594	19,115	(4,334)	07/21/05	1984 /1989
Jimmy Carter Boulevard	2	2,235	488	5,159	5,647	900		488	6,059	6,547	(1,640)	07/21/05	1984
McGinnis Ferry	1	—	700	6,855	7,555	1,669		691	8,533	9,224	(968)	07/21/05	1993
Northmont Parkway	4	—	3,528	20,622	24,150	1,356		3,528	21,978	25,506	(3,641)	06/09/06	1998-2000
South Royal Atlanta Drive	1	—	174	1,896	2,070	113		174	2,009	2,183	(375)	07/21/05	1986
Evergreen Boulevard	2	—	3,123	14,265	17,388	(242	)(2)	3,123	14,023	17,146	(2,751)	06/09/06	1999
Buford Development	1	—	1,370	7,151	8,521	1,813		1,370	8,964	10,334	(973)	03/31/06	2006

TOTAL ATLANTA MARKET	51	27,045	41,637	245,468	287,105	21,430		42,208	266,327	308,535	(62,750)
Delta Portfolio	7	24,999	8,762	36,806	45,568	2,832		8,699	39,701	48,400	(8,746)	04/12/05	1986-1993
Beckley	1	—	3,002	10,700	13,702	—		3,002	10,700	13,702	(297)	09/10/10	1992
Dulles	2	—	4,308	10,805	15,113	111		4,308	10,916	15,224	(1,195)	08/04/06	2007
Charwood Road	1	3,613	1,960	10,261	12,221	408		1,960	10,669	12,629	(2,190)	07/21/05	1986
Greenwood Place	2	4,915	2,566	12,918	15,484	467		2,566	13,385	15,951	(2,473)	07/21/05/ 06/09/06	1978 /1984
Guilford Road	1	—	1,879	6,650	8,529	1,160		1,879	7,810	9,689	(1,581)	06/09/06	1989
Bollman Place	1	—	1,654	6,202	7,856	202		1,654	6,404	8,058	(922)	06/09/06	1986

TOTAL BALTIMORE/WASHINGTON D.C. MARKET	15	33,527	24,131	94,342	118,473	5,180		24,068	99,585	123,653	(17,404)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2010			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Route 22M	1	7,968	5,183	20,100	25,283	(134	)(2)	5,183	19,966	25,149	(5,757)	07/20/05	2003
High Street Portfolio	3	—	4,853	10,334	15,187	207		4,853	10,541	15,394	(2,143)	10/26/05	1975 / 1988
Independence Avenue	1	—	3,133	17,542	20,675	(189	)(2)	3,133	17,353	20,486	(2,383)	12/26/06	1999
Bobali Drive (6)	3	—	4,107	9,288	13,395	476		4,107	9,764	13,871	(1,312)	02/09/07	1998 / 1999

TOTAL CENTRAL PENNSYLVANIA MARKET	8	7,968	17,276	57,264	74,540	360		17,276	57,624	74,900	(11,595)
Nevada Boulevard	1	3,022	1,360	4,840	6,200	493		1,360	5,333	6,693	(894)	07/21/05	1990
Barringer Drive	1	1,824	507	4,549	5,056	194		507	4,743	5,250	(1,213)	07/21/05	1974
Nations Ford Road	2	2,880	3,129	14,638	17,767	1,881		3,258	16,390	19,648	(2,995)	07/21/05	2001
Wyoming Avenue	1	—	622	3,655	4,277	(175	)(2)	622	3,480	4,102	(753)	11/02/05	1997
Reames Road	1	—	611	4,026	4,637	98		611	4,124	4,735	(670)	06/09/06	1994
Carrier Drive	1	—	319	1,475	1,794	551		319	2,026	2,345	(449)	06/09/06	1988
Woodpark Drive	3	—	1,010	6,757	7,767	436		1,010	7,193	8,203	(1,214)	06/09/06	1985-1987

TOTAL CHARLOTTE MARKET	10	7,726	7,558	39,940	47,498	3,478		7,687	43,289	50,976	(8,188)
Mallard Lake (6)	1	—	2,561	8,809	11,370	14		2,561	8,823	11,384	(2,594)	10/29/03	2000
Mission Street	1	—	1,765	2,377	4,142	177		1,765	2,554	4,319	(696)	01/00/00	1991
Veterans Parkway	1	—	2,108	—	2,108	7,719		2,108	7,719	9,827	(1,807)	01/00/00	2005
Blackhawk Portfolio	5	—	6,671	40,877	47,548	673		6,667	41,554	48,221	(10,684)	06/13/05	1974 / 1987
East Fabyan Parkway	1	5,107	1,790	10,929	12,719	742		1,790	11,671	13,461	(2,973)	07/21/05	1975
Frontenac Road	1	—	1,647	5,849	7,496	260		1,647	6,109	7,756	(1,366)	07/21/05	1995
South Wolf Road	1	8,605	4,836	18,794	23,630	1,771		4,836	20,565	25,401	(5,940)	07/21/05	1982
Laramie Avenue (6)	1	3,731	1,442	7,985	9,427	586		1,412	8,601	10,013	(2,072)	07/21/05	1972
West 123rd Place	1	713	644	5,935	6,579	(10	)(2)	644	5,925	6,569	(1,617)	07/21/05	1975
Lunt Avenue	1	—	1,620	1,988	3,608	289		1,620	2,277	3,897	(528)	03/17/06	2005
Gary Ave	1	—	3,191	18,506	21,697	1,847		3,191	20,353	23,544	(2,992)	01/05/05	2001
Wolf Road	1	—	1,908	2,392	4,300	70		1,930	2,440	4,370	(16)	11/22/10	1971
Mitchell Court	1	5,125	5,036	8,578	13,614	523		5,036	9,101	14,137	(1,792)	05/01/07	1985

TOTAL CHICAGO MARKET	17	23,281	35,219	133,019	168,238	14,661		35,207	147,692	182,899	(35,077)
Park West	6	13,948	10,441	63,682	74,123	(2,620	)(2)	10,319	61,184	71,503	(16,053)	12/15/03/ 06/08/04	1997-2003
Northwest Business Center	1	—	299	4,486	4,785	394		299	4,880	5,179	(3,152)	05/03/04	1995
New Buffington Road	2	5,344	1,618	8,500	10,118	3,761		1,618	12,261	13,879	(2,920)	07/21/05	1981
Olympic Boulevard	3	6,274	2,096	11,788	13,884	1,662		2,096	13,450	15,546	(3,311)	07/21/05	1989
Mineola Pike	1	2,497	625	4,642	5,267	61		625	4,703	5,328	(1,006)	07/21/05	1983
Industrial Road	2	3,619	629	3,344	3,973	889		628	4,234	4,862	(1,071)	07/21/05	1987
Dolwick Drive	1	2,689	579	4,670	5,249	324		579	4,994	5,573	(1,341)	07/21/05	1979
Best Place	1	—	1,131	5,516	6,647	1,954		1,131	7,470	8,601	(1,729)	07/21/05	1996

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2010			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Distribution Circle	1	—	688	6,838	7,526	925		688	7,763	8,451	(1,575)	07/21/05	1981
Creek Road	1	—	377	4,925	5,302	(33	)(2)	377	4,892	5,269	(1,214)	06/09/06	1983
Power Line Drive	1	—	70	261	331	(9	)(2)	70	252	322	(37)	06/09/06	1984
Foundation Drive	4	—	706	3,471	4,177	37		706	3,508	4,214	(690)	06/09/06	1984-1987
Port Union	1	—	3,371	8,063	11,434	906		3,374	8,966	12,340	(184)	11/09/07	2007
Jamilke Drive	6	—	1,206	8,887	10,093	347		1,206	9,234	10,440	(1,889)	06/09/06	1984-1987

TOTAL CINCINNATI MARKET	31	34,371	23,836	139,073	162,909	8,598		23,716	147,791	171,507	(36,172)
Commodity Boulevard	2	—	3,891	36,799	40,690	(869	)(2)	3,891	35,930	39,821	(7,197)	07/21/05	2000 /2005
Industrial Drive	1	2,970	683	7,136	7,819	(318	)(2)	683	6,818	7,501	(1,265)	07/21/05	1995
Zane Trace Drive	1	—	288	3,091	3,379	146		288	3,237	3,525	(854)	03/14/06	1980
Rickenbacker	2	9,862	3,532	34,172	37,704	(792	)(2)	3,532	33,380	36,912	(5,206)	04/13/06	1998 /2000
Creekside	4	—	5,210	52,437	57,647	995		5,210	53,432	58,642	(10,924)	05/19/06	1999-2002
SouthPark	3	—	1,628	13,504	15,132	257		1,628	13,761	15,389	(2,682)	05/19/06	1990-1999
Lasalle Drive	1	7,793	1,839	12,391	14,230	535		2,304	12,461	14,765	(2,099)	08/08/07	2004

TOTAL COLUMBUS MARKET	14	20,625	17,071	159,530	176,601	(46	)(2)	17,536	159,019	176,555	(30,227)
Freeport Parkway	1	6,054	981	10,392	11,373	(219	)(2)	981	10,173	11,154	(3,459)	12/15/03	1999
Pinnacle (6)	1	5,433	521	9,683	10,204	332		521	10,015	10,536	(2,737)	12/15/03	2001
Market Industrial	5	—	1,481	15,507	16,988	229		1,481	15,736	17,217	(4,033)	10/01/04	1981 /1985
Shiloh Industrial	1	—	459	4,173	4,632	490		459	4,663	5,122	(1,597)	10/01/04	1973 /1984
Perimeter Industrial	2	—	261	2,901	3,162	(51	)(2)	261	2,850	3,111	(838)	10/01/04	1979
Avenue R Industrial I	1	—	189	2,231	2,420	28		189	2,259	2,448	(655)	10/01/04	1980
Avenue R Industrial II	1	—	271	1,139	1,410	285		271	1,424	1,695	(415)	10/01/04	1980
Westfork Center Industrial	3	—	503	5,977	6,480	821		503	6,798	7,301	(1,938)	10/01/04	1980
Grand River Rd	1	—	1,380	14,504	15,884	(1,668	)(2)	1,380	12,836	14,216	(3,413)	12/03/04	2004
Diplomat Drive	1	—	532	3,136	3,668	2,129		532	5,265	5,797	(1,361)	05/26/05	1986
North 28th Street	1	3,254	—	6,145	6,145	(28	)(2)	—	6,117	6,117	(2,118)	07/21/05	2000
Esters Boulevard	5	27,393	2,428	50,618	53,046	2,162		2,870	52,338	55,208	(14,359)	07/21/05	1984-1999
Royal Lane	1	1,918	—	3,200	3,200	280		—	3,480	3,480	(801)	07/21/05	1986
West Story Drive	1	—	777	4,646	5,423	409		777	5,055	5,832	(1,416)	07/21/05	1997
Meridian Drive	1	2,535	410	4,135	4,545	1,296		410	5,431	5,841	(1,842)	07/21/05	1975
Gateway Drive	1	1,472	463	2,152	2,615	575		463	2,727	3,190	(549)	07/21/05	1988
Valwood Parkway	3	6,512	2,271	15,351	17,622	1,196		2,271	16,547	18,818	(4,620)	07/21/05	1984 /1996
108th Street	1	—	83	899	982	(53	)(2)	83	846	929	(231)	07/21/05	1972
Sanden Drive	1	1,138	207	2,258	2,465	(274	)(2)	207	1,984	2,191	(411)	07/21/05	1994
North Great Southwest Parkway	2	2,416	1,384	3,727	5,111	1,674		1,904	4,881	6,785	(1,442)	07/21/05	1963 /1964
Webb Chapel Road	1	307	110	732	842	(479	)(2)	110	253	363	(76)	07/21/05	1978
Belt Line Road	6	3,252	1,167	7,811	8,978	1,004		1,167	8,815	9,982	(2,569)	07/21/05	1978

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2010			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Springlake Road	2	1,855	534	4,457	4,991	311		534	4,768	5,302	(1,594)	07/21/05	1984
Hurd Drive (6)	1	1,274	420	2,332	2,752	73		420	2,405	2,825	(458)	07/21/05	1982
Champion Drive	1	1,461	672	2,598	3,270	410		672	3,008	3,680	(575)	07/21/05	1984
GSW Gateway Three	1	5,125	1,669	11,622	13,291	1		1,669	11,623	13,292	(2,938)	01/13/06	2001

TOTAL DALLAS MARKET	46	71,399	19,173	192,326	211,499	10,933		20,135	202,297	222,432	(56,445)
Interpark 70	1	4,771	1,383	7,566	8,949	256		1,383	7,822	9,205	(2,755)	09/30/04	1998

TOTAL DENVER MARKET	1	4,771	1,383	7,566	8,949	256		1,383	7,822	9,205	(2,755)
West by Northwest	1	—	1,033	7,564	8,597	336		1,033	7,900	8,933	(1,770)	10/30/03	1997
Bondesen Business. Park	7	—	1,007	23,370	24,377	144		1,007	23,514	24,521	(8,129)	06/03/04	2001 /2002
Beltway 8 Business Park	7	—	1,679	25,565	27,244	(9	)(2)	1,679	25,556	27,235	(8,382)	06/03/04/ 07/01/05	2001 /2003
Corporate Industrial	2	—	613	3,989	4,602	741		613	4,730	5,343	(1,239)	10/01/04	1981
Reed Industrial	1	—	568	6,331	6,899	414		568	6,745	7,313	(3,325)	10/01/04	1973
Julie Rivers Industrial	2	—	272	3,123	3,395	683		272	3,806	4,078	(1,387)	10/01/04	1982
Wynwood Industrial	1	—	180	1,634	1,814	60		180	1,694	1,874	(475)	10/01/04	1980
Wynpark Industrial	1	—	154	1,404	1,558	18		154	1,422	1,576	(526)	10/01/04	1966
Siber Industrial	1	—	742	4,644	5,386	(400	)(2)	742	4,244	4,986	(1,496)	10/01/04	1966
Greenbriar Industrial	1	—	1,200	7,998	9,198	3,186		1,200	11,184	12,384	(3,515)	10/01/04	1981
Greens Crossing	3	6,505	1,225	10,202	11,427	196		1,225	10,398	11,623	(2,388)	07/01/05	1998-2000
Willowbrook	4	7,726	1,274	12,842	14,116	1,021		1,274	13,863	15,137	(3,413)	07/01/05	1998 / 2000
Gateway at Central Green	2	—	1,079	9,929	11,008	479		1,079	10,408	11,487	(2,276)	09/20/05	2001
Fairbanks Center	1	—	707	5,205	5,912	203		707	5,408	6,115	(1,056)	03/27/06	1999
Bondesen North	4	—	3,345	11,030	14,375	68		3,345	11,098	14,443	(2,135)	06/08/07	2006
Northwest Place	1	—	1,821	11,406	13,227	627		1,821	12,033	13,854	(1,467)	06/14/07	1997
Air Center Drive	1	—	763	1,876	2,639	42		711	1,970	2,681	(40)	11/09/10	1997
Warehouse Center Drive	1	—	1,296	6,782	8,078	12		1,296	6,794	8,090	(1,097)	12/03/07	2006

TOTAL HOUSTON MARKET	41	14,231	18,958	154,894	173,852	7,821		18,906	162,767	181,673	(44,116)
Plainfield	2	—	3,095	31,369	34,464	(53	)(2)	3,095	31,316	34,411	(7,091)	12/22/03	1997 / 2000
Guion Road	1	—	2,200	11,239	13,439	(292	)(2)	2,200	10,947	13,147	(2,564)	12/15/05	1995
Franklin Road	3	—	2,292	11,949	14,241	3,480		2,292	15,429	17,721	(3,867)	02/27/06	1973
Perry Road	1	—	1,106	7,268	8,374	113		1,106	7,381	8,487	(1,242)	10/10/07	1995

TOTAL INDIANAPOLIS MARKET	7	—	8,693	61,825	70,518	3,248		8,693	65,073	73,766	(14,764)
Midpoint Drive	1	—	1,235	11,690	12,925	414		1,435	11,904	13,339	(1,919)	07/03/07	2006

TOTAL KANSAS CITY MARKET	1	—	1,235	11,690	12,925	414		1,435	11,904	13,339	(1,919)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2010			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Trade Pointe III	1	4,940	1,020	7,240	8,260	(898	)(2)	1,020	6,342	7,362	(1,506)	09/28/04	2001
Riverport	1	—	1,279	8,812	10,091	293		1,279	9,105	10,384	(3,060)	05/03/04	1996
Freeport	1	—	2,523	18,693	21,216	(547	)(2)	2,523	18,146	20,669	(2,552)	03/14/07	1999
Louisville Logistics Center	1	5,464	2,177	11,932	14,109	(14	)(2)	2,177	11,918	14,095	(2,208)	10/12/07	2002

TOTAL LOUISVILLE MARKET	4	10,404	6,999	46,677	53,676	(1,166	)(2)	6,999	45,511	52,510	(9,326)
Chickasaw	2	—	1,141	13,837	14,978	(504	)(2)	1,141	13,333	14,474	(3,719)	07/22/03	2000 /2002
Deltapoint	1	—	2,299	24,436	26,735	4,860		2,299	29,296	31,595	(2,426)	06/29/07	2006
Memphis Portfolio	7	34,763	18,088	114,739	132,827	1,888		19,757	114,958	134,715	(29,927)	02/05/05- 05/13/05	1997-2003
Memphis Distriplex	1	4,283	1,525	10,444	11,969	(868	)(2)	1,525	9,576	11,101	(1,715)	06/13/05	2000

TOTAL MEMPHIS MARKET	11	39,046	23,053	163,456	186,509	5,376		24,722	167,163	191,885	(37,787)
Guadalajara Portfolio	3	—	4,683	8,366	13,049	318		4,761	8,606	13,367	(983)	9/28/2007 / 10/18/2007	1999-2007
Monterrey Portfolio (6)	6	—	6,897	25,820	32,717	8,166		7,857	33,026	40,883	(2,904)	11/16/2007- 8/21/2009	2007-2009
Avenida de las Fuentes, Queretaro	1	—	846	4,237	5,083	1,311		846	5,548	6,394	(191)	10/06/08	2003
Logistik Park, San Luis Potosi	1	—	565	2,638	3,203	(17	)(2)	565	2,621	3,186	(320)	08/15/07	2006
Tijuana Portfolio (6)	3	—	2,746	7,977	10,723	119		2,746	8,096	10,842	(797)	12/06/07	1989-1992

TOTAL MEXICO MARKET	14	—	15,737	49,038	64,775	9,897		16,775	57,897	74,672	(5,195)
Miami Service Center	1	—	1,110	3,811	4,921	997		1,110	4,808	5,918	(1,499)	04/07/05	1987
Miami Commerce Center	1	4,406	3,050	10,769	13,819	3,389		3,050	14,158	17,208	(1,676)	04/13/05	1991
Northwest 70th Avenue	2	—	10,025	16,936	26,961	4,608		10,025	21,544	31,569	(5,365)	06/09/06	1972 /1976
North Andrews Avenue	1	—	6,552	6,101	12,653	232		6,552	6,333	12,885	(1,176)	06/09/06	1999

TOTAL MIAMI MARKET	5	4,406	20,737	37,617	58,354	9,226		20,737	46,843	67,580	(9,716)
Minnesota Valley	3	—	3,764	22,039	25,803	1,080		3,764	23,119	26,883	(4,285)	04/13/06	1998-2000

TOTAL MINNEAPOLIS MARKET	3	—	3,764	22,039	25,803	1,080		3,764	23,119	26,883	(4,285)
Bridgestone Pkwy (6)	1	—	2,545	21,939	24,484	5,425		2,545	27,364	29,909	(7,046)	06/09/03	2005
Mid South Logistics Center	1	11,859	1,772	18,288	20,060	(658	)(2)	1,772	17,630	19,402	(5,347)	06/29/04	2001
Eastgate	1	—	1,445	13,352	14,797	(1,595	)(2)	1,445	11,757	13,202	(2,771)	03/19/04	2002
Logistics Way	1	—	621	17,763	18,384	4		621	17,767	18,388	(1,743)	09/28/09	2007
Rockdale Distribution Center	1	—	2,940	12,188	15,128	(537	)(2)	2,940	11,651	14,591	(1,936)	12/28/05	2005

TOTAL NASHVILLE MARKET	5	11,859	9,323	83,530	92,853	2,639		9,323	86,169	95,492	(18,843)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2010			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Brunswick Avenue	1	9,931	3,665	16,380	20,045	1,013		3,665	17,393	21,058	(2,662)	07/21/05	1986
Cottontail Lane	1	—	1,960	9,169	11,129	(2,424	)(2)	1,960	6,745	8,705	(1,604)	07/21/05	1991
Kennedy Drive	1	3,786	3,044	6,583	9,627	83		3,044	6,666	9,710	(270)	04/14/10	2001
Campus Drive	1	2,714	1,366	4,841	6,207	1,195		1,366	6,036	7,402	(1,411)	07/21/05	1975
Hanover Ave	1	—	4,940	8,026	12,966	496		4,940	8,522	13,462	(2,057)	12/28/05	1988
Rockaway	3	—	5,881	12,521	18,402	1,214		5,881	13,735	19,616	(3,574)	12/29/05	1974
Lake Drive	1	5,073	1,699	6,898	8,597	140		1,699	7,038	8,737	(1,150)	05/25/06	1988
Market Street	2	3,681	2,298	7,311	9,609	(635	)(2)	2,298	6,676	8,974	(1,204)	06/06/06	1990

TOTAL NEW JERSEY MARKET	11	25,185	24,853	71,729	96,582	1,082		24,853	72,811	97,664	(13,932)
Eden Rock Industrial	1	—	998	2,566	3,564	348		998	2,914	3,912	(942)	10/01/04	1973
Bayside Distribution Center	2	10,467	6,875	15,254	22,129	(809	)(2)	6,875	14,445	21,320	(3,874)	11/03/04	1998 / 2000
California Logistics Centre	1	—	5,672	20,499	26,171	359		5,672	20,858	26,530	(5,340)	04/21/06	2001
Cherry Street	3	—	12,584	24,582	37,166	1,100		12,584	25,682	38,266	(5,202)	06/09/06	1960 / 1990
Pike Lane (6)	3	—	2,880	8,328	11,208	(36	)(2)	2,880	8,292	11,172	(1,363)	06/09/06	1982
South Vasco Road	1	—	2,572	14,809	17,381	(525	)(2)	2,572	14,284	16,856	(2,387)	06/09/06	1999
McLaughlin Avenue	1	—	3,424	5,507	8,931	31		3,424	5,538	8,962	(1,158)	06/09/06	1975
Park Lane	5	—	10,977	17,216	28,193	2		10,977	17,218	28,195	(4,539)	06/09/06	1960 / 1966
Valley Drive	4	—	11,238	14,244	25,482	500		11,238	14,744	25,982	(3,631)	06/09/06	1960 / 1971
Old Country Road	1	—	1,557	1,503	3,060	(45	)(2)	1,557	1,458	3,015	(375)	06/09/06	1969
Cypress Lane	1	—	2,211	2,196	4,407	445		2,211	2,641	4,852	(751)	06/09/06	1970
Fite Court	1	—	5,316	15,499	20,815	(704	)(2)	5,316	14,795	20,111	(2,031)	12/28/06	2003

TOTAL NORTHERN CALIFORNIA MARKET	24	10,467	66,304	142,203	208,507	666		66,304	142,869	209,173	(31,593)
Cypress Park East	2	9,465	2,627	13,055	15,682	697		2,627	13,752	16,379	(3,131)	10/22/04	2000
East Landstreet Road	3	—	2,251	11,979	14,230	(14	)(2)	2,251	11,965	14,216	(1,937)	06/09/06	1997 / 2000
Boggy Creek Road	7	—	7,604	26,594	34,198	1,327		7,604	27,921	35,525	(4,336)	06/09/06	1993-2007
American Way	1	—	3,603	8,667	12,270	1		3,603	8,668	12,271	(1,570)	08/16/07	1997

TOTAL ORLANDO MARKET	13	9,465	16,085	60,295	76,380	2,011		16,085	62,306	78,391	(10,974)
North Industrial	2	5,150	4,566	15,899	20,465	2,735		4,566	18,634	23,200	(5,857)	10/01/04	1995 / 1999
South Industrial I	2	4,297	2,876	14,120	16,996	924		2,829	15,091	17,920	(5,057)	10/01/04	1987 / 1989
South Industrial II	1	—	1,235	4,902	6,137	(310	)(2)	1,235	4,592	5,827	(1,827)	10/01/04	1990
West Southern Industrial	1	—	555	3,376	3,931	20		555	3,396	3,951	(939)	10/01/04	1984

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2010			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
West Geneva Industrial	3	—	413	2,667	3,080	424		413	3,091	3,504	(817)	10/01/04	1981
West 24th Industrial	2	—	870	4,575	5,445	750		870	5,325	6,195	(1,633)	10/01/04	1979 / 1980
Sky Harbor Transit Center	1	—	2,534	7,597	10,131	(116	)(2)	2,534	7,481	10,015	(2,444)	11/24/04	2002
Roosevelt Distribution Center	1	1,961	1,154	6,441	7,595	(215	)(2)	1,154	6,226	7,380	(1,096)	05/19/06	1988

TOTAL PHOENIX MARKET	13	11,408	14,203	59,577	73,780	4,212		14,156	63,836	77,992	(19,670)
Rittiman Road	2	—	388	7,336	7,724	263		388	7,599	7,987	(2,235)	06/03/04	2000
Tejesco	3	—	1,225	6,669	7,894	1,468		1,259	8,103	9,362	(1,504)	12/07/06	1977/1980
Rittiman Plaza	3	—	1,930	9,996	11,926	1,222		1,930	11,218	13,148	(2,840)	12/07/06	1977
Business Park Dr	7	—	3,194	16,933	20,127	2,391		3,246	19,272	22,518	(4,146)	12/07/06	1976/1979

TOTAL SAN ANTONIO MARKET	15	—	6,737	40,934	47,671	5,344		6,823	46,192	53,015	(10,725)
Industry Drive North	2	7,122	5,753	16,039	21,792	(53	)(2)	5,753	15,986	21,739	(3,610)	07/21/05	1996
South 228th Street (6)	1	8,031	3,025	13,694	16,719	(103	)(2)	3,025	13,591	16,616	(2,404)	07/21/05	1996 / 1997
64th Avenue South	1	4,615	3,345	9,335	12,680	1,395		3,345	10,730	14,075	(2,945)	07/21/05	1996
South 192nd Street	1	2,288	1,286	3,433	4,719	42		1,286	3,475	4,761	(625)	07/21/05	1986
South 212th Street	1	—	3,095	10,253	13,348	(383	)(2)	3,095	9,870	12,965	(1,705)	08/01/05	1996
13610 52nd St	1	—	4,018	9,571	13,589	—		4,018	9,571	13,589	(55)	12/01/10	2006
Southwest 27th Street	1	7,096	4,583	8,353	12,936	27		4,583	8,380	12,963	(2,816)	07/21/05	1995

TOTAL SEATTLE MARKET	8	29,152	25,105	70,678	95,783	925		25,105	71,603	96,708	(14,160)
Foothill Business Center	3	—	13,315	9,112	22,427	228		13,315	9,340	22,655	(2,797)	12/09/04	2000
Mira Loma	1	—	7,919	6,668	14,587	52		7,919	6,720	14,639	(484)	12/23/08	1997
Colombard Ct	1	2,056	1,264	3,237	4,501	—		1,264	3,237	4,501	(134)	07/29/10	1990
E Airport Drive	1	—	905	2,744	3,649	—		905	2,744	3,649	—	12/23/10	1990
Truck Courts	3	—	26,392	17,267	43,659	—		26,392	17,267	43,659	—	12/29/10	1971-1988
Haven A	1	9,410	6,008	19,353	25,361	—		6,008	19,353	25,361	—	12/31/10	2001
Haven G	1	—	510	1,100	1,610	—		510	1,100	1,610	—	12/31/10	2003
Rancho Technology Park	1	—	2,790	7,048	9,838	165		2,790	7,213	10,003	(2,154)	10/16/03	2002
East Slauson Avenue	3	9,554	5,499	14,775	20,274	3,069		5,499	17,844	23,343	(4,311)	07/21/05	1962 / 1976
Airport Circle	1	—	3,098	8,368	11,466	1,184		3,098	9,552	12,650	(1,578)	07/21/05	1992
Cota Street	1	4,453	2,802	7,624	10,426	808		2,802	8,432	11,234	(2,271)	07/21/05	1987
Sycamore Canyon	2	—	6,356	36,088	42,444	1,071		6,356	37,159	43,515	(2,166)	09/09/09	2007

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2010			Accumulated Depreciation (5)	Acquisition Date	Year Built
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)
Twin Oaks Valley Road	2	—	1,815	7,855	9,670	(195	)(2)	1,815	7,660	9,475	(1,258)	07/21/05	1978 / 1988
Meyer Canyon	1	—	5,314	9,929	15,243	1,812		5,608	11,447	17,055	(1,544)	06/30/06	2001

TOTAL SOUTHERN CALIFORNIA MARKET	22	25,473	83,987	151,168	235,155	8,194		84,281	159,068	$243,349	(18,697)

SUB TOTAL CONSOLIDATED OPERATING PROPERTIES	390	421,809	533,057	2,295,878	2,828,935	125,819		538,177	2,416,577	$2,954,754	(526,315)
Properties under redevelopment	1	—						505	2,811	3,316	(583)
Properties under development	7	—						11,609	44,089	55,698	(1,807)
Properties in pre-development including land held	0	—						16,861	6,807	23,668	—

GRAND TOTAL CONSOLIDATED	398	$421,809						$567,152	$2,470,284	$3,037,436	$(528,705)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2010

(1)	Included in Building & Improvements are intangible lease assets.

(2)	Generally these reductions in basis include one or more of the following: i) payments received under master lease agreements and pursuant to GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than revenues; ii) writeoffs of fixed asset balances due to early lease terminations by contracted customers; iii) writeoffs of fully amortized lease related intangible assets; and iv) other miscellaneous basis adjustments.

(3)	As of December 31, 2010, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.7 billion.

(4)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2010:

Total per Schedule III	$421,809
Premiums, net of amortization	3,550

Total mortgage notes	$425,359

(5)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2010 is as follows:

Investments in properties:
Balance at beginning of year	$2,916,414
Acquisition of properties	129,295
Improvements, including development properties	61,213
Divestiture of properties	(23,882)
Intangible write offs	(32,208)
Impairments	(12,112)
Other adjustments	(1,284)

Balance at end of year	$3,037,436

Accumulated depreciation:
Balance at beginning of year	$451,242
Depreciation and amortization expense, including discontinued operations	115,226
Divestiture of properties	(5,555)
Intangible write offs	(32,208)

Balance at end of year	$528,705

(6)	Occasionally our leases contain certain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. These buildings, or a building included in the business park are subject to such an agreement.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

3.2	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

3.3	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2007)

10.2	Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 13, 2006)

10.3	Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 3, 2007 (incorporated by reference to Exhibit 99.2 to Form S-3ASR Registration Statement, Commission File No. 333-145253)

10.4	Fourth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated December 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 2, 2009)

10.5	Fifth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 6, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2010)

10.6	Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 10, 2010)

10.7	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

10.8	Revolving Credit Agreement, dated as of August 17, 2010, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A., PNC Bank National Association, U.S. Bank National Association and Regions Bank, as Documentation Agents and Deutsche Bank Trust Company Americas as Managing Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 20, 2010)

10.9	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2009)

10.10	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Stuart B. Brown (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2009)

10.11	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 13, 2009)

E-1

Exhibit Number	Description
10.12	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 13, 2009)

10.13	Change of Control Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Matthew T. Murphy (incorporated by reference to Exhibit 10.14 to Form 10-K filed on February 26, 2010)

10.14	Employment Agreement, dated as of March 31, 2010, by and between DCT Industrial Trust Inc. and Jeff Phelan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 31, 2010)

10.15	DCT Industrial Trust Inc. Multi-Year Outperformance Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2010)

+21.1	List of Subsidiaries

+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 25, 2011

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

++32.1	Section 1350 Certification of Principal Executive Officer

++32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

+	Filed herewith.
++	Furnished herewith

E-2