Form 10-Q
period 2011-03-31
DCT Industrial Trust Inc.
filed 2011-05-04
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 28, 2011, 245,669,101 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Index to Form 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited)	2
	Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests for the Three Months Ended March 31, 2011 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 4.	Removed and Reserved	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

SIGNATURES		38

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Land	$587,552	$567,152
Buildings and improvements	2,388,889	2,343,835
Intangible lease assets	95,902	93,497
Construction in progress	23,526	32,952

Total investment in properties	3,095,869	3,037,436
Less accumulated depreciation and amortization	(557,438)	(528,705)

Net investment in properties	2,538,431	2,508,731
Investments in and advances to unconsolidated joint ventures	138,151	138,455

Net investment in real estate	2,676,582	2,647,186
Cash and cash equivalents	9,366	17,330
Notes receivable	1,180	1,222
Deferred loan costs, net	5,476	5,883
Straight-line rent and other receivables, net of allowance for doubtful accounts of $2,200 and $2,088, respectively	43,427	33,278
Other assets, net	13,635	14,990

Total assets	$2,749,666	$2,719,889

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$33,579	$38,354
Distributions payable	19,014	17,458
Tenant prepaids and security deposits	19,602	20,759
Other liabilities	11,818	12,373
Intangible lease liability, net	19,023	18,748
Line of credit	34,000	51,000
Senior unsecured notes	735,000	735,000
Mortgage notes	387,424	425,359

Total liabilities	1,259,460	1,319,051

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized 245,248,301 and 222,946,676 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	2,452	2,229
Additional paid-in capital	2,012,405	1,898,289
Distributions in excess of earnings	(714,856)	(689,127)
Accumulated other comprehensive loss	(14,601)	(15,289)

Total stockholders’ equity	1,285,400	1,196,102
Noncontrolling interests	204,806	204,736

Total equity	1,490,206	1,400,838

Total liabilities and equity	$2,749,666	$2,719,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Rental revenues	$62,334	$57,782
Institutional capital management and other fees	1,019	967

Total revenues	63,353	58,749

OPERATING EXPENSES:
Rental expenses	8,695	8,587
Real estate taxes	9,439	9,130
Real estate related depreciation and amortization	31,143	28,281
General and administrative	7,056	6,032

Total operating expenses	56,333	52,030

Operating income	7,020	6,719

OTHER INCOME AND EXPENSE:
Equity in loss of unconsolidated joint ventures, net	(1,357)	(558)
Loss on business combinations	—	(395)
Interest expense	(15,511)	(12,763)
Interest and other income (expense)	85	(469)
Income tax expense and other taxes	(40)	(238)

Loss from continuing operations	(9,803)	(7,704)
Loss from discontinued operations	(42)	(532)

Loss before gain on dispositions of real estate interests	(9,845)	(8,236)
Gain on dispositions of real estate interests	—	16

Consolidated net loss of DCT Industrial Trust Inc.	(9,845)	(8,220)
Net loss attributable to noncontrolling interests	1,309	997

Net loss attributable to common stockholders	$(8,536)	$(7,223)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.04)	$(0.04)
Loss from discontinued operations	0.00	0.00

Net loss attributable to common stockholders	$(0.04)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	233,288	208,350

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss from continuing operations	$(8,498)	$(6,753)
Loss from discontinued operations	(38)	(470)

Net loss attributable to common stockholders	$(8,536)	$(7,223)

Distributions declared per common share	$0.07	$0.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Three Months Ended March 31, 2011

(unaudited, in thousands)

		DCT Industrial Trust Inc. and Subsidiaries
		Common Stock		Additional Paid-in Capital	Distributions In Excess of Earnings	Accumulated Other Compre- hensive Loss	Non-controlling Interests
	Total Equity	Shares	Amount
Balance at December 31, 2010	$1,400,838	222,947	$2,229	$1,898,289	$(689,127)	$(15,289)	$204,736
Comprehensive income (loss):
Net loss	(9,845)	—	—	—	(8,536)	—	(1,309)
Net unrealized gain on cash flow hedging derivatives	570	—	—	—	—	514	56
Realized gains related to hedging activities	129	—	—	—	—	116	13
Amortization of cash flow hedging derivatives	222	—	—	—	—	200	22
Allocation of interests	—	—	—	—	—	(142)	142

Comprehensive loss	(8,924)				(8,536)	688	(1,076)

Issuance of common stock, net of offering costs	111,588	21,850	219	111,369	—	—	—
Issuance of common stock, stock-based compensation plans	(22)	113	1	(23)	—	—	—
Amortization of stock-based compensation	1,381	—	—	473	—	—	908
Distributions to common stockholders and noncontrolling interests	(19,059)	—	—	—	(17,193)	—	(1,866)
Partner contributions to noncontrolling interests	4,427	—	—	—	—	—	4,427
Redemptions of noncontrolling interests	(23)	338	3	2,297	—	—	(2,323)

Balance at March 31, 2011	$1,490,206	245,248	$2,452	$2,012,405	$(714,856)	$(14,601)	$204,806

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Consolidated net loss of DCT Industrial Trust Inc.	$(9,845)	$(8,220)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	31,143	28,594
Gain on dispositions of non-depreciated real estate	—	(11)
Distributions of earnings from unconsolidated joint ventures	695	721
Equity in loss of unconsolidated joint ventures, net	1,357	558
Stock-based compensation	1,381	1,136
Other	(1,279)	1,544
Changes in operating assets and liabilities:
Other receivables and other assets	672	1,569
Accounts payable, accrued expenses and other liabilities	(648)	(6,491)

Net cash provided by operating activities	23,476	19,400

INVESTING ACTIVITIES:
Real estate acquisitions	(48,402)	(1,654)
Capital expenditures and development activities	(15,488)	(13,021)
Increase of deferred acquisition costs and deposits	(1,110)	(226)
Investments in unconsolidated joint ventures	(1,769)	(337)
Repayment of notes receivable	42	1,620
Other investing activities	(186)	2,309

Net cash used in investing activities	(66,913)	(11,309)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	85,000	94,000
Repayments of senior unsecured revolving line of credit	(102,000)	(6,000)
Principal payments on mortgage notes	(41,486)	(93,590)
Decrease (increase) of deferred loan costs	(129)	788
Issuance of common stock	111,931	3,182
Offering costs for issuance of common stock and OP Units	(343)	(194)
Redemption of OP units	(23)	(308)
Distributions to common stockholders	(15,636)	(14,581)
Distributions to noncontrolling interests	(1,868)	(1,994)
Contributions from noncontrolling interests	27	160

Net cash provided by (used in) financing activities	35,473	(18,537)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,964)	(10,446)
CASH AND CASH EQUIVALENTS, beginning of period	17,330	19,120

CASH AND CASH EQUIVALENTS, end of period	$9,366	$8,674

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$11,854	$11,783
Supplemental Disclosures of Non-Cash Activities

Retirement of fully amortized intangible lease assets, net	$1,499	$6,128
Redemptions of OP Units settled in shares of common stock	$2,300	$8,315
Assumption of mortgage notes in connection with real estate acquired	$3,875	$—
Contributions of real estate from noncontrolling interests	$4,401	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of March 31, 2011, we owned approximately 91% of the outstanding equity interests in our operating partnership. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of March 31, 2011, the Company owned interests in, managed or had under development approximately 77.3 million square feet of properties leased to more than 840 customers, including:

•	58.6 million consolidated square feet comprising 404 properties owned in our operating portfolio which was 88.1% occupied;

•

14.6 million square feet comprising 45 unconsolidated and managed properties with an occupancy of 92.2% and one managed-only property on behalf of three institutional capital management joint venture partners;

•	0.2 million consolidated square feet comprising one property in redevelopment; and

•	3.9 million square feet comprising ten properties in two of our unconsolidated joint ventures.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2010 and related notes thereto as filed on Form 10-K on February 25, 2011.

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

Reclassifications

Certain items in our Consolidated Financial Statements for 2010 have been reclassified to conform to the 2011 presentation.

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

We also capitalize interest on qualifying investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence, at the weighted average borrowing rates during the period.

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

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The recorded fair value of intangible lease assets includes Level 3 inputs and represents the value associated with in-place leases which include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates over the lease term on the date of the acquisition. Intangible lease assets or liabilities are amortized over the lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible.

We have certain properties which we have acquired or removed from service with the intention to redevelop the property. Buildings under redevelopment require significant construction activities prior to being placed back into service. We generally do not depreciate properties classified as redevelopment until the date that the redevelopment properties are ready for their intended use.

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

Investments in properties classified as held for sale are measured at the lower of their carrying amount or fair value (typically, the contracted sales price, a Level 2 input) less estimated costs to sell. Impairment of assets held for sale is a component of “Income (loss) from discontinued operations” in the Consolidated Statements of Operations and is further detailed in Note 12 – Discontinued Operations and Assets Held for Sale.

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

As of March 31, 2011, all hedges were designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $3.1 million and $1.4 million, for the three months ended March 31, 2011 and 2010, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $11.7 million and $11.7 million, for the three months ended March 31, 2011 and 2010, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of March 31, 2011 and December 31, 2010, our allowance for doubtful accounts was approximately $2.2 million and $2.1 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents and accelerated amortization due to early lease terminations, was an increase of approximately $0.1 million and a decrease of approximately $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collection is not assured.

We earn revenues from asset management fees, acquisition fees, property management fees and fees for other services pursuant to joint venture and other agreements. These are included in our Consolidated Statements of Operations in “Institutional capital management and other fees.” We recognize revenues from asset management fees, acquisition fees, property management fees and fees for other services when the related fees are earned and are realized or realizable.

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

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. The following table provides our historical cost of our investment in properties (in thousands).

	March 31, 2011	December 31, 2010
Operating properties	$3,063,365	$2,954,754
Properties under redevelopment	8,662	3,316
Properties under development	—	55,698
Properties in pre-development, including land held	23,842	23,668

Total Investment in Properties	3,095,869	3,037,436
Less accumulated depreciation and amortization	(557,438)	(528,705)

Net Investment in Properties	$2,538,431	$2,508,731

Acquisition Activity

During the three months ended March 31, 2011, we acquired two bulk industrial buildings comprising 520,000 square feet, two light industrial buildings totaling 150,000 square feet and controlling ownership interests in three bulk distribution facilities totaling 364,000 square feet. These properties are located in the Southern California, New Jersey, Miami, and Orlando markets. These properties and ownership interests were acquired from unrelated third parties, except as disclosed in Note 9 – Related Party Transactions for a total purchase price of approximately $47.4 million using borrowings under our senior unsecured revolving credit facility and existing cash balances. We incurred acquisition costs of approximately $0.9 million in connection with these acquisitions. We have consolidated the three properties in which we acquired controlling interests and, as a result, we recorded $57.2 million on our balance sheet, in the aggregate, for these three properties and the four other properties that we acquired during the three months ended March 31, 2011. This amount included $9.8 million attributable to the noncontrolling interests’ share of these three properties that we did not acquire. During the three months ended March 31, 2010, we did not acquire any properties.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 - Summary of Significant Accounting Policies, for additional information) was approximately $3.0 million and $3.5 million for the three months ended March 31, 2011 and 2010, respectively. Our intangible lease assets included the following as of March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$85,951	$(43,870)	$42,081	$83,394	$(42,168)	$41,226
Above market rent	$9,951	$(7,174)	$2,777	$10,103	$(6,955)	$3,148
Below market rent	$(25,834)	$6,811	$(19,023)	$(25,043)	$6,295	$(18,748)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands).

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net (Increase) to Rental Revenues Related to Above and Below Market Rents
Remainder of 2011	$8,359	$(418)
2012	8,397	(522)
2013	5,216	(944)
2014	3,922	(763)
2015	2,884	(606)
Thereafter	13,303	(12,993)

Total	$42,081	$(16,246)

In February 2011, a storm caused damage to one of our properties. The total amount of damages in not known at this time; however, the cost to repair the damage to the property is currently estimated to total approximately $9.0 million. As a result, we recorded a contingent receivable totaling approximately $6.6 million based on the carrying value of the property included in “Straight-line rent and other receivables”. We anticipate recovery of all damages through the receipt of insurance proceeds and other payments. We received an initial payment of approximately $5.0 million towards the contingent receivable during April 2011. The remaining amounts are expected to be received in future periods.

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of March 31, 2011 and December 31, 2010 (dollars in thousands).

	DCT Ownership Percentage as of March 31, 2011		Unconsolidated Net Equity Investment as of
Unconsolidated Joint Ventures		Number of Buildings	March 31, 2011	December 31, 2010
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20%	14	$46,918	$47,243
TRT-DCT Venture I	4.4%	14	666	774
TRT-DCT Venture II	11.4%	6	2,633	2,437
TRT-DCT Venture III	10%	5	1,564	1,594
DCT Fund I LLC	20%	6	189	376

Total Institutional Joint Ventures		45	51,970	52,424
Other:
Stirling Capital Investments (SCLA)(1)	50%	6	44,981	45,313
IDI/DCT	50%	4	38,210	37,721
IDI/DCT Buford, LLC (land only)	75%	—	2,990	2,997

Total Other		10	86,181	86,031

Total		55	$138,151	$138,455

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of March 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of March 31, 2011 and December 31, 2010 (in thousands).

	Balances as of March 31, 2011		Balances as of December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$1,180	$1,361	$1,222	$1,423

Borrowings(1):
Senior unsecured revolving credit facility	$34,000	34,000	$51,000	$51,000
Fixed rate debt(2)	$897,187	$971,998	$935,122	$977,258
Variable rate debt	$225,237	$224,863	$225,237	$224,304

Interest rate contracts:
Interest rate swap(3)	$(9,538)	$(9,538)	$(10,108)	$(10,108)

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

(3)

The fair value of our interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate a credit valuation adjustment, which is derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. For further discussion on the fair value of our interest rate swap, see Note 2 - Significant Accounting Policies.

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period (in thousands).

	During the Three Months Ended March 31,
	2011	2010
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(10,108)	$(4,070)
Net unrealized gains (losses) included in accumulated other comprehensive loss	570	(1,222)
Realized losses recognized in interest expense	—	751

Ending balance at March 31	$(9,538)	$(4,541)

Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks, and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During 2011, such derivatives have been used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancing of existing debt upon maturity.

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of approximately $9.5 million and $10.1 million as of March 31, 2011 and December 31, 2010, respectively, included in “Other Liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest and other income” in our Consolidated Statements of Operations. During the three months ended March 31, 2011 and 2010, we recorded no ineffectiveness.

As of March 31, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

We recorded approximately $0.6 million of net unrealized gains and $1.3 million of net unrealized losses, including the noncontrolling interests’ portion, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the “Accumulated other comprehensive loss” balances pertaining to the hedges were losses of approximately $16.1 million and $17.0 million, respectively, including the noncontrolling interests’ portion.

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

Note 6 – Outstanding Indebtedness

As of March 31, 2011, our outstanding indebtedness of approximately $1.2 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $62.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2010, our outstanding indebtedness of approximately $1.2 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $62.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of March 31, 2011, the gross book value of our consolidated properties was approximately $3.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.9 billion. As of December 31, 2010, the gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage debt was approximately $1.0 billion. Our debt has various covenants with which we were in compliance as of March 31, 2011 and December 31, 2010.

Debt Refinancing

During the first quarter of 2011, we retired $39.3 million of maturing secured debt which was repaid using proceeds from the Company’s senior unsecured revolving credit facility.

In April 2011, we extended $50.0 million of maturing senior unsecured notes to April 2020. The new fixed-rate notes bear interest of 5.43% and require monthly interest and principal payments.

Line of Credit

As of March 31, 2011 and December 31, 2010, we had $34.0 million and $51.0 million outstanding on our senior unsecured revolving credit facility, respectively. Proceeds from draws on the line have been used to pay off mortgage debt as it became due, to finance our property acquisitions and for general corporate purposes including payment of distributions. See Note 3 – Investment in Properties for further detail related to our property acquisitions.

Note 7 – Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in the operating partnership and equity interests held by third-party partners in consolidated real estate joint ventures, as discussed in Note 9 – Related Party Transactions. Noncontrolling interests representing interests in the operating partnership include preferred shares in our Mexico REIT and OP Units which are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in the Consolidated Balance Sheets.

The following table illustrates the noncontrolling interests’ share of consolidated net loss during the three months ended March 31, 2011 and 2010 (in thousands).

	For the Three Months Ended March 31,
	2011	2010
Noncontrolling interests’ share of loss from continuing operations	$1,305	$935
Noncontrolling interests’ share of loss from discontinued operations	4	62

Net loss attributable to noncontrolling interests	$1,309	$997

OP Units

As of March 31, 2011 and December 31, 2010, we owned approximately 91% and 90%, respectively, of the outstanding equity interests in the operating partnership. Upon redemption by the unitholder, we have the option of redeeming the units of limited partnership interest in our operating partnership, or OP Units, with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the three months ended March 31, 2011, 0.3 million OP Units were redeemed for 0.3 million shares of common stock. During the three months ended March 31, 2010, 1.0 million OP Units were redeemed for approximately $0.3 million in cash and 0.9 million shares of common stock.

As of March 31, 2011, there was a total of 24.8 million OP Units outstanding and redeemable, with a redemption value of approximately $137.4 million based on the closing price of our common stock on March 31, 2011. As of December 31, 2010, 25.0 million OP Units were outstanding and redeemable with a redemption value of approximately $132.9 million based on the closing price of our common stock on December 31, 2010.

LTIP Units

We may grant limited partnership interests in the operating partnership called LTIP Units. LTIP Units, which we grant either as free-standing awards or together with other awards under the Long-Term Incentive Plan, as amended, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. LTIP Units typically vest ratably over a period of four to five years depending on the grant. Vested LTIP Units can be converted to OP Units on a one-for-one basis.

During the three months ended March 31, 2011, approximately 0.4 million LTIP units were granted to certain senior executives, which vest 25% annually over four years. The total fair value of the LTIPs was approximately $2.0 million at the date of grant which was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 67% and a risk-free interest rate of 2.18%. As of March 31, 2011, approximately 1.9 million LTIP units were outstanding of which 0.5 million were vested.

During the three months ended March 31, 2010, approximately 0.6 million LTIP units were granted to certain senior executives, which vest over either a four or five year period with a total fair value of $3.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using volatility factors of 61% and 62% and risk-free interest rates of 2.39% and 2.55%. During each of the three months ended March 31, 2011 and 2010, 0.1 million vested LTIP Units were converted into 0.1 million OP units. As of December 31, 2010, approximately 1.6 million LTIP units were outstanding of which 0.3 million were vested.

Note 8 – Stockholders’ Equity

Common Stock

As of March 31, 2011, approximately 245.2 million shares of common stock were issued and outstanding.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share for net proceeds of $111.9 million. Also during the three months ended March 31, 2011, we issued approximately 0.3 million shares of common stock related to the redemption of OP Units (see additional information in Note 7 - Noncontrolling Interests above), and approximately 0.1 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three months ended March 31, 2011 we did not issue shares of common stock through this offering. During the three months ended March 31, 2010, we issued approximately 0.6 million shares of common stock through this offering. Additionally, during the year ended December 31, 2010, we issued approximately 2.2 million shares of common stock in connection with redemptions of OP Units and approximately 0.1 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings, including the offerings noted above.

Equity-Based Compensation

Multi-Year Outperformance Program

On January 11, 2010, we adopted a multi-year outperformance program which is a long-term incentive compensation program and granted awards under the program to certain officers and senior executives.

The awards entitle participants to receive shares of common stock with a maximum value of $10 million based on the absolute and relative total return to stockholders during the three-year performance period beginning on the last day of the prior year. Half of each year’s awards are based on our absolute total return to stockholders during the performance period and the other half are based on our relative total return to stockholders during the performance period compared to the performance of the MSCI US REIT Index during the same period.

Each participant’s award is designated as a specified percentage of the aggregate award value earned during the performance period, and participants are entitled to a share of any unallocated portion of the aggregate award value. At the end of the performance period, each participant is issued shares of our common stock with a value equal to that participant’s share of the aggregate award value. Half of the shares of common stock issued are fully vested upon issuance at the end of the performance period and the remaining half vest on the first anniversary of that date based on continued employment. We may also permit participants to elect to receive their awards in the form of LTIP Units or other equivalent forms of equity in lieu of shares of common stock.

We are not obligated to grant awards under our multi-year outperformance program each year, and may grant awards in any given year with terms that vary from those set forth above in any respect, including, among other things, the performance hurdles, the aggregate award values and the performance period. During the three months ended March 31, 2011, we did not grant any awards under this program. Currently, based on its overall review of our executive compensation programs, the compensation committee of our board of directors has discontinued use of the multi-year outperformance program on a prospective basis (i.e., the 2010 awards will remain outstanding, but the compensation committee does not expect to issue awards under the multi-year outperformance program with respect to the three-year performance period beginning on December 31, 2010 as it had originally anticipated).

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three months ended March 31, 2011 and 2010, we granted approximately 0.2 million shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $5.55 and $4.60, respectively.

Stock Options

During the three months ended March 31, 2011 and 2010, we granted approximately 0.4 million and 0.5 million stock options, respectively, at the weighted-average exercise price of $5.55 and $4.57 per share, respectively, which generally vest 25% annually over four years. The weighted average fair value of the aforementioned option grants were $1.80 and $1.38 per share, respectively. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $0.7 million and $0.6 million, respectively and is amortized over the service period.

Note 9 – Related Party Transactions

8th and Vineyard Consolidated Joint Venture

In May 2010 we entered into the 8th and Vineyard joint venture with Iowa Investments, LLC, an entity owned by one of our executives, to purchase 19.3 acres of land held for development in Southern California. Pursuant to the joint venture agreement, we will first receive a return of all capital along with a preferred return. Thereafter, Iowa Investments, LLC will receive a promoted interest. The land parcel acquired by 8th and Vineyard was purchased from an entity in which the same executive had a minority ownership. The total acquisition price of $4.7 million was determined to be at fair value.

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. Entities controlled by one of our executives have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% ownership is held by a third party. Each venture partner will earn returns in accordance with their ownership interests. DCT has controlling rights including management of the operation of the properties. Accordingly, we have consolidated the properties in accordance with GAAP and accounted for them as business combinations. The total acquisition price of $46.3 million was determined to be at fair value.

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

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts).

	For the Three Months Ended March 31,
	2011	2010
Earnings per share – Basic and Diluted
Numerator
Loss from continuing operations attributable to common stockholders	$(8,498)	$(6,753)
Less: Distributed and undistributed earnings allocated to participating securities	(118)	(112)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(8,616)	(6,865)
Numerator for loss from discontinued operations attributable to common stockholders	(38)	(470)

Adjusted net loss attributable to common stockholders	$(8,654)	$(7,335)

Denominator
Weighted average common shares outstanding – basic and diluted	233,288	208,350

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.04)	$(0.04)
Loss from discontinued operations	0.00	0.00

Net loss attributable to common stockholders	$(0.04)	$(0.04)

Potentially Dilutive Shares

For the three months ended March 31, 2011 and 2010 we have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.9 million and 3.8 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

Note 11 – Segment Information

The Company is a regionally organized structure with regional managing directors. Our management measures operating performance and allocates resources by region rather than by individual operating property. We manage our operations based on four operating segments and have aggregated our operations into two reportable segments (East and West) in accordance with GAAP. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. The following segment disclosures exclude the results from discontinued operations. Certain reclassifications have been made to prior year results to conform to the current year presentation, primarily related to the movement of certain markets from the East region to the West region.

The following table sets forth the rental revenues and property net operating income of our segments in continuing operations for the three months ended March 31, 2011 and 2010 (in thousands).

	Rental Revenues		Property NOI (1)
	For the three months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
Operating properties in continuing operations:
East	$22,953	$20,472	$16,493	$14,706
West	39,381	36,376	27,748	25,356

Total	$62,334	$56,848	$44,241	$40,062

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

The following table is a reconciliation of our segment rental revenues to our reported consolidated total revenues for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Total revenues from operating properties in continuing operations	$62,334	$56,848
Revenues from development and redevelopment properties	—	934

Rental revenues	62,334	57,782
Institutional capital management and other fees	1,019	967

Total revenues	$63,353	$58,749

The following table is a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Property NOI	$44,241	$40,062
NOI from development and redevelopment properties	(41)	3
Total property NOI	44,200	40,065
Institutional capital management and other fees	1,019	967
Real estate related depreciation and amortization	(31,143)	(28,281)
General and administrative	(7,056)	(6,032)
Equity in loss of unconsolidated joint ventures, net	(1,357)	(558)
Loss on business combinations	—	(395)
Interest expense	(15,511)	(12,763)
Interest and other income (expense)	85	(469)
Income tax expense and other taxes	(40)	(238)

Loss from continuing operations	$(9,803)	$(7,704)

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011	December 31, 2010
Segments:
East assets	$968,518	$914,277
West assets	1,591,497	1,559,891

Total segment net assets	2,560,015	2,474,168
Non-segment assets:
Development and redevelopment assets	8,252	56,666
Properties in pre-development, including land held	23,842	23,668
Non-segment cash and cash equivalents	7,242	15,176
Other non-segment assets (1)	150,315	150,211

Total assets	$2,749,666	$2,719,889

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, straight-line rent and other receivables and other assets.

Included in the West operating segment rental revenues for the three months ended March 31, 2011 and 2010 was approximately $1.7 million and $1.2 million, respectively, attributable to the Mexico operations. Included in the West operating segment net assets as of March 31, 2011 and December 31, 2010 was approximately $77.0 million and $72.1 million, respectively, attributable to the Mexico operations.

Note 12 – Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended March 31, 2011, we had no property dispositions. During the year ended December 31, 2010, we sold eight operating properties to unrelated third parties. One of the properties sold was in the West operating segment and one was in the East operating segment, together totaling approximately 0.2 million square feet, and resulted in gains of approximately $2.1 million. Of the remaining six properties sold, five were in the East operating segment and one was in the West operating segment, together totaling 0.3 million square feet, which resulted in impairment charges of $3.5 million.

For the three months ended March 31, 2010, loss from discontinued operations includes the results of operations for properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Loss from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three months ended March 31, 2010. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the components of loss from discontinued operations for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Rental revenues	$—	$208
Rental expenses and real estate taxes	—	(353)
Real estate related depreciation and amortization	—	(314)

Operating loss	—	(459)
Interest expense	—	(24)
Interest and other income (expense)	—	(44)

Loss before gain on dispositions of real estate interests and impairment losses	—	(527)
Loss on dispositions of real estate interests	—	(5)
Impairment losses	(42)	—

Loss from discontinued operations	$(42)	$(532)

Note 13 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized subsequent events were noted. Significant nonrecognized subsequent events are discussed in Note 3 – Investments in Properties and Note 6 – Outstanding Indebtedness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	national, international, regional and local economic conditions, including, in particular, the continuing impact of the economic recession that began in 2007 and the strength of the economic recovery;

•	the general level of interest rates and the availability of capital;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	natural disasters such as fires, tornadoes, hurricanes and earthquakes;

•	energy costs;

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

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of March 31, 2011, we owned approximately 91% of the outstanding equity interests in our operating partnership.

As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

As of March 31, 2011, the Company owned interests in, managed or had under development approximately 77.3 million square feet of properties leased to more than 840 customers, including:

•	58.6 million consolidated square feet comprising 404 properties owned in our operating portfolio which was 88.1% occupied;

•

14.6 million square feet comprising 45 unconsolidated and managed properties with an occupancy of 92.2% and one managed-only property on behalf of three institutional capital management joint venture partners;

•	0.2 million consolidated square feet comprising one property in redevelopment; and

•	3.9 million square feet comprising ten properties in two of our unconsolidated joint ventures.

Our primary business objectives are to maximize long-term growth in earnings and Funds From Operations, or FFO, as defined on pages 34 and 35, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing operations;

•	deploy capital into quality acquisitions and development opportunities which meet our asset, location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting in higher return opportunities.

Outlook

We seek to maximize long-term earnings and value within the context of overall economic conditions, primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties in major distribution markets.

Fundamentals for industrial real estate began improving during 2010 following the return to growth in U.S. Gross Domestic Product in the middle of 2009 and an overall improvement in the economy generally. According to national statistics, net absorption, the net change in total occupied space, of industrial real estate turned positive in the second quarter of 2010 and continues to improve. We expect moderate economic growth to continue in 2011 which we expect will result in gradually improving demand for warehouse space as companies expand their distribution and production platforms. Rental rates though are expected to remain at low levels for some time as excess supply of available space in most markets will require landlords to offer competitive rental rates in order to renew existing leases and sign leases for new requirements. Consistent with recent experience and based on current market conditions, we expect GAAP rental rates on new leases signed to continue to decrease by 10% to 15% compared to the rates on expiring leases, as new leases signed at or near the peak of the last cycle are re-leased or renewed. As positive net absorption of warehouse space continues and demand comes more into balance with supply, we expect rental rates to increase. According to a national research company, rental rates are expected to moderately increase later in 2011 in certain markets, though growth is expected to be more robust in 2012 when vacancy rates are expected to drop below 10% of available supply.

Further, we continue to expect meaningful new development of warehouse space to remain abated until rental rates rise to a level to justify financial returns most developers would need to attain project financing or justify construction.

For DCT Industrial, we expect same store revenues and net operating income to continue to decline in 2011 although at a slower pace than in 2010. The benefit of higher occupancy in 2011 is expected to be more than offset by the impact of continued negative releasing spreads as the rates on expiring leases were signed near the peak of market rents.

We continue to pursue acquisitions as we believe that we can acquire well-located real estate at attractive prices and apply our leasing experience and market knowledge to generate attractive returns. During the first quarter of 2011, we acquired $58.1 million of operating real estate, including the noncontrolling interests’ share of $9.8 million and acquisition costs of $0.9 million.

We have $341.7 million of debt principal payments required during the remainder of 2011, comprised of maturities of fixed-rate secured and unsecured debt, maturities of floating-rate borrowings and principal payments. We anticipate refinancing these maturities with a mixture of new fixed and floating-rate debt and extending our average maturity upon completion of the refinancings. Based on current interest rates and extended maturities, the new debt is expected to be at higher interest rates than on the existing borrowings and therefore our interest expense is expected to continue to increase throughout the remainder of 2011 as a result of these new borrowings as well at the impact of 2010 financing activity completed in 2010. We anticipate having sufficient cash flow to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions, with the issuance of new shares or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.

Longer term, we believe that prospects remain promising. As the economy continues to grow and vacancy rates decline, rental rates will begin to rise. In most markets, we expect rental rates to recover 20% to 30% from their low point of the recent recession over the coming three to five years. With limited new supply over the next several years, we expect that the operating environment will become increasingly favorable for landlords with both rental rates and occupancies improving substantially.

Inflation

Although the U.S. economy has recently been experiencing a slight increase of inflation rates, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our leases expire within five years which enables us to replace existing leases with new leases at the then-existing market rate.

Significant Transactions During 2011

Summary of the three months ended March 31, 2011

•	Equity Offering

•

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share, for net proceeds of $111.9 million. We used approximately $95.0 million of the offering proceeds to repay amounts outstanding under our senior unsecured revolving credit facility and the remainder for general corporate purposes, including funding additional acquisitions.

•	Debt Repayments, Refinancing, and Assumptions

•	During the first quarter of 2011, we retired $39.3 million of maturing secured debt which was repaid using proceeds from our senior unsecured revolving credit facility.

•

During the three months ended March 31, 2011, we assumed one secured, non-recourse note with an outstanding balance of approximately $3.9 million in connection with a property acquisition. The assumed note bears interest at a rate of 4.96% and requires monthly payments of principal and interest and matures in August 2023.

•	Acquisitions

•

During the three months ended March 31, 2011, we acquired two bulk industrial buildings comprising 520,000 square feet, two light industrial buildings totaling 150,000 square feet and ownership interests in three bulk distribution facilities totaling 364,000 square feet. We acquired these properties and ownership interests for a total purchase price of approximately $47.4 million, using borrowings under our senior unsecured revolving credit facility and existing cash balances. We incurred acquisition costs of approximately $0.9 million in connection with these acquisitions.

•	Summary of events subsequent to March 31, 2011

•	In April 2011, we extended $50.0 million of maturing senior unsecured notes to April 2020. The new fixed-rate notes bear interest of 5.43% and require monthly interest and principal payments.

Customer Diversification

As of March 31, 2011, there were no customers that occupied more than 1.9% of our consolidated operating properties and development properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of March 31, 2011, that occupy a combined 6.8 million square feet of our consolidated operating and development properties.

Customer	Percentage of Annualized Base Rent
CEVA Logistics	1.9%
Deutsche Post World Net (DHL & Exel)	1.8%
Bridgestone/Firestone	1.4%
Technicolor	1.4%
United Parcel Service (UPS)	1.3%
United Stationers Supply Company	1.2%
YRC	1.2%
The Glidden Company	1.2%
Crayola	1.1%
The Dial Corporation	1.1%

Results of Operations

Summary of the three months ended March 31, 2011 compared to the same period ended March 31, 2010

DCT is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of March 31, 2011, the Company owned interests in, managed or had under development approximately 77.3 million square feet of properties leased to more than 840 customers, including 14.6 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of March 31, 2011, we consolidated 404 operating properties, and one redevelopment property.

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other loss and other expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 367 operating properties and was comprised of 52.4 million square feet. A discussion of these changes follows in the table below (in thousands).

	Three Months Ended March 31,
	2011	2010	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$55,843	$56,814	$(971)
Non-same store operating properties	6,299	—	6,299
Development and redevelopment	137	934	(797)
Revenues related to early lease terminations	55	34	21

Total rental revenues	62,334	57,782	4,552

Rental Expenses and Real Estate Taxes
Same store	16,095	16,787	(692)
Non-same store operating properties	1,971	—	1,971
Development and redevelopment	68	930	(862)

Total rental expenses and real estate taxes	18,134	17,717	417

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	39,748	40,027	(279)
Non-same store operating properties	4,328	—	4,328
Development and redevelopment	69	4	65
Revenues related to early lease terminations	55	34	21

Total property net operating income	44,200	40,065	4,135

Other Revenue and Other Loss
Institutional capital management and other fees	1,019	967	52
Gain on dispositions of real estate interests	—	16	(16)
Equity in loss of unconsolidated joint ventures, net	(1,357)	(558)	(799)
Interest and other income (expense)	85	(469)	554

Total other revenue and other loss	(253)	(44)	(209)

Other Expenses
Real estate related depreciation and amortization	31,143	28,281	2,862
Loss on business combinations,	—	395	(395)
Interest expense	15,511	12,763	2,748
General and administrative	7,056	6,032	1,024
Income tax expense and other taxes	40	238	(198)

Total other expenses	53,750	47,709	6,041

Loss from discontinued operations	(42)	(532)	490
Net loss attributable to noncontrolling interests	1,309	997	312

Net loss attributable to common stockholders	$(8,536)	$(7,223)	$(1,313)

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 - Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, tenant recovery income, early lease termination fees and other rental revenues, increased by $4.6 million, or 7.9%, for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to the following changes:

•

$6.3 million increase in our non-same store rental revenues, driven by the addition of 37 properties of which 19 properties have been moved into operating properties from development and redevelopment and the acquisition of 18 properties since March 31, 2010; which is partially offset by

•

$1.0 million decrease in total revenue in our same store portfolio due primarily to a decrease in base rent of $0.7 million and increase in straight-line rent of $0.5 million and a decrease of $0.9 million in recovery income, which is primarily due to a decrease in our recoverable expenses; and

•	$0.8 million decrease in rental revenues in our development and redevelopment portfolios as 19 development properties were placed into operation during the quarter ended March 31, 2011.

The following table illustrates the various components of our rental revenues for the three months ended March 31, 2011 and 2010 (in thousands).

	For the Three Months Ended March 31,
	2011	2010	$ Change
Base rent	$46,827	$44,106	$2,721
Straight-line rent and amortization of above and below market rent intangibles	3,201	1,302	1,899
Tenant recovery income	11,970	11,703	267
Other	281	637	(356)
Revenues related to early lease terminations	55	34	21

Total rental revenues	$62,334	$57,782	$4,552

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $0.4 million, for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to:

•	$1.1 million increase in real estate taxes and rental expenses related to the properties acquired, partially offset by;

•

$0.7 million net decrease in our operating expenses and non-recoverable expenses in our same store portfolio, which was primarily driven by decreases in snow removal costs, property taxes, and utilities, partially offset by increases in maintenance and bad debt reserves.

Other Revenue and Other Loss

Other revenue and other loss decreased by approximately $0.2 million for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to:

•	$0.8 million increase in equity in losses as a result of a decrease in capitalized interest and expenditures in one of our joint ventures; partially offset by

•

$0.6 million net reduction in other expenses including $1.1 million incurred to refinance debt during 2010 that was not incurred in 2011 which is partially offset by a decrease in the net exchange rate gains from Mexico operations and by lower interest income as a result of a reduction in our notes receivable.

Other Expenses

Other expenses increased by approximately $6.0 million for the three months ended March 31, 2011 as compared to the same period in 2010, primarily a result of:

•	$2.9 million increase in depreciation expense resulting from real estate acquisitions and capital additions over the periods being compared;

•	$2.7 million increase in interest expense related primarily to higher interest rates on debt which has been refinanced since the beginning of 2010; and

•

$1.0 million increase in general and administrative expenses, primarily related to an increase in acquisition costs of approximately $0.5 million for properties acquired during the first quarter of 2011 and an increase in the number of employees in 2011; which are partially offset by

•	$0.6 million decrease in expenses related to a loss on business combination in 2010 and a decrease in income tax expense.

Loss from Discontinued Operations

Loss from discontinued operations decreased by approximately $0.5 million during the three months ended March 31, 2011 as compared to the same period in 2010 as a result of no dispositions during the three months ended March 31, 2011 and eight dispositions subsequent to March 31, 2010 whose losses are included in discontinued operations for the three months ended March 31, 2010.

Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by approximately $0.3 million due to an increase of consolidated net loss, period over period, and an increase of 2% in our ownership of the operating partnership. We owned approximately 91% and 89% of our operating partnership as of March 31, 2011 and 2010, respectively. The change in ownership was primarily due to the equity offering in February 2011, our continuous equity offering (see “Notes to Consolidated Financial Statements, Note 8 – Stockholders’ Equity” for additional information) and redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 7 - Noncontrolling Interests” for additional information). The increase in net loss attributable to minority interests is partially offset by the additional noncontrolling interests in properties acquired (see “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties”).

Segment Summary for the three months ended March 31, 2011 and 2010

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of and for the three months ended March 31, 2011 compared to March 31, 2010 (dollar amounts in thousands). Certain reclassifications have been made to prior year results to conform to the current year presentation, primarily related to the movement of certain markets from the East region to the West region.

	East		West
	2011	2010	2011	2010
Operating properties in continuing operations:
Number of buildings	137	122	267	245
Square feet (in thousands)	22,949	20,355	35,672	32,023
Occupancy at end of period	89.0%	82.9%	87.5%	87.9%
Segment assets	$968,518	$855,032	$1,591,497	$1,428,553
Rental revenues	$22,953	$20,472	$39,381	$36,376
Property net operating income (1)	$16,493	$14,705	$27,748	$25,356

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure, see page 27 above. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

East Segment

East Segment property NOI increased approximately $1.8 million for the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of:

•

$2.1 million increase in base rent and straight-line rent as a result of the acquisition of five operating properties and completion of development on ten properties which were placed into operations in the East operating segment during the period from March 31, 2010 through March 31, 2011; partially offset by

•	$0.3 million increase in recoverable operating expenses in excess of recoverable income.

West Segment

West Segment property NOI increased approximately $2.4 million for the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of:

•

$3.1 million increase in base rent and straight-line rent as a result of the acquisition of 13 operating properties and completion of development on nine properties which were placed into operations in the West operating segment during the period from March 31, 2010 through March 31, 2011; partially offset by

•	$0.3 million decrease in other income resulting from a gain recorded on a casualty event in the first quarter of 2010; and

•	$0.2 million increase in recoverable operating expenses in excess of recoverable income.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment (in thousands).

	March 31, 2011	March 31, 2010
Segments:
East assets	$968,518	$855,032
West assets	1,591,497	1,428,553

Total segment net assets	2,560,015	2,283,585

Non-segment assets:
Development and redevelopment assets	8,252	177,778
Properties in pre-development including land held	23,842	23,365
Non-segment cash and cash equivalents	7,242	8,293
Other non-segment assets (1)	150,315	133,497

Total assets	$2,749,666	$2,626,518

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, straight-line rent and other receivables and other assets.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, distributions to investors and debt service will include:

•	Cash flows from operations;

•	Proceeds from capital recycling and dispositions;

•	Borrowings under our senior unsecured revolving credit facility;

•	Other forms of secured or unsecured financings;

•	Offerings of common stock or other securities;

•	Current cash balances; and

•	Distributions from our institutional capital management and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equity holder distributions, capital expenditures at our properties, development funding requirements, and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

“Cash and cash equivalents” were $9.4 million and $17.3 million as of March 31, 2011 and December 31, 2010, respectively. Net cash provided by operating activities increased by $4.1 million to $23.5 million during the three months ended March 31, 2011 compared to $19.4 million during the same period in 2010. This change was primarily due to a decrease in cash paid for accrued expenses and other liabilities during the periods.

Net cash used in investing activities increased $55.6 million to $66.9 million during the three months ended March 31, 2011 compared to $11.3 million during the same period in 2010. This change was primarily due to the acquisition of seven properties which resulted in an increase in cash outflows of $46.7 million and a $2.5 million increase in capital expenditures, as well as changes in various other investing activities.

Net cash provided by (used in) financing activities increased by $54.0 million to $35.5 million during the three months ended March 31, 2011 compared to $(18.5) million during the same period in 2010. This change was primarily due to proceeds of $111.9 million from the equity offering completed in February of 2011, partially offset by an increase in the total net payments on our debt of $52.9 million and additional distributions to stockholders.

Common Stock

As of March 31, 2011, approximately 245.2 million shares of common stock were issued and outstanding.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share for net proceeds of $111.9 million. Also during the three months ended March 31, 2011, we issued approximately 0.3 million shares of common stock related to the redemption of OP Units (see additional information in Note 7 - Noncontrolling Interests), and approximately 0.1 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises, respectively.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. Through December 31, 2010, we issued 12.6 million shares of common stock through this program and raised net proceeds of $60.4 million. We did not issue any shares pursuant to this offering during the three months ended March 31, 2011. We may use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings, including the offerings noted above.

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

Distributions

During the three months ended March 31, 2011 and 2010, our board of directors declared distributions to stockholders totaling approximately $19.1 million and $16.7 million, respectively, including distributions to noncontrolling interests. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2011 and 2010.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During April 2011, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on July 19, 2011 to stockholders and unitholders in our operating partnership of record as of July 7, 2011.

Outstanding Indebtedness

As of March 31, 2011, our outstanding indebtedness of $1.2 billion consisted of outstanding amounts on our senior unsecured line of credit, mortgage notes and senior unsecured notes, excluding approximately $62.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2010, our outstanding indebtedness consisted of mortgage notes, senior unsecured notes and a balance on our senior unsecured line of credit and totaled approximately $1.2 billion, excluding $62.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of March 31, 2011, the gross book value of our consolidated properties was approximately $3.1 billion and the gross book value of all properties securing our mortgage notes was approximately $0.9 billion. As of December 31, 2010, the gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage notes was approximately $1.0 billion. Our debt has various covenants with which we were in compliance as of March 31, 2011 and December 31, 2010.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from operations are sufficient to satisfy these monthly and quarterly debt service requirements excluding principal maturities and we anticipate that cash flows from operations will continue to be sufficient to satisfy our monthly and quarterly debt service excluding principal maturities. During the three months ended March 31, 2011 and 2010, our debt service, including principal payments and refinancing activities and interest payments, totaled $56.9 million and $229.6 million, respectively.

In March 2011, we repaid a secured seven-year fixed-rate note whose total principal balance was approximately $35.5 million.

As of March 31, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

Line of Credit

On August 17, 2010, we refinanced our senior unsecured revolving credit facility with a syndicated group of banks. The total capacity of the facility is $300.0 million and matures on August 19, 2013 with provisions which, under certain circumstances, allow us to increase the total capacity to $400.0 million. Depending on our consolidated leverage ratio, the facility bears interest rates ranging from 2.1% to 3.1% over LIBOR or, at our election, 1.1% to 2.1% over prime. We had drawn $34.0 million and $51.0 million on our senior unsecured revolving credit facility as of March 31, 2011 and December 31, 2010, respectively.

Debt assumptions

During the three months ended March 31, 2011, we assumed one secured, non-recourse note with an outstanding balance of approximately $3.9 million in connection with a property acquisition. The assumed note bears interest at a rate of 4.96% and requires monthly payments of principal and interest. The maturity date of the assumed note is August 2023.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of March 31, 2011 (in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2011	$250,000	$91,728	$—	$341,728
2012	—	57,782	—	57,782
2013	175,000	43,742	34,000	252,742
2014	50,000	6,206	—	56,206
2015	40,000	47,822	—	87,822
Thereafter	220,000	136,878	—	356,878

Total	$735,000	$384,158	$34,000	$1,153,158

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

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2011; specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands).

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest	$1,405,158	$394,788	$439,874	$144,860	$425,636
Operating lease commitments	1,480	503	541	378	58
Ground lease commitments(2)	14,126	474	949	1,047	11,656
Purchase obligations	3,600	3,600	—	—	—

Total	$1,424,364	$399,365	$441,364	$146,285	$437,350

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above.

Excluded from the total are our estimated construction costs to complete development projects of approximately $30.0 million, none of which is legally committed, and $18.5 million is expected to be funded with existing construction loans.

(2)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is subject to ground leases.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

As of March 31, 2011, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $23.4 million; $12.7 million is scheduled to mature by the end of 2012 and $10.7 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

As of March 31, 2011, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $62.3 million.

Funds From Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental, non-GAAP measure of our operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gain (or loss) from dispositions of operating real estate held for investment purposes and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the GAAP guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from “Net loss attributable to common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands, except per share and unit data).

	Three Months Ended March 31,
	2011	2010
Net loss attributable to common stockholders	$(8,536)	$(7,223)
Adjustments:
Real estate related depreciation and amortization	31,143	28,594
Equity in loss of unconsolidated joint ventures, net	1,357	558
Equity in FFO of unconsolidated joint ventures	316	1,453
Loss on business combinations	—	395
Gain on dispositions of real estate interests	—	(11)
Gain on dispositions of non-depreciated real estate	—	11
Noncontrolling interest in the operating partnership’s share of the above adjustments	(3,623)	(3,608)
FFO attributable to unitholders	2,261	2,647

FFO attributable to common stockholders and unitholders – basic and diluted	$22,918	$22,816

FFO per common share and unit — basic and diluted	$0.09	$0.10

FFO weighted average common shares and units outstanding:
Common shares for earnings per share - basic:	233,288	208,350
Participating securities	1,627	1,353
Units	25,513	27,345

FFO weighted average common shares, participating securities and units outstanding – basic:	260,428	237,048
Dilutive common stock equivalents	539	435

FFO weighted average common shares, participating securities and units outstanding – diluted:	260,967	237,483

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the three months ended March 31, 2011 and 2010, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2010 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90 million, a LIBOR based swap strike rate of 5.430%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

As of March 31, 2011 and December 31, 2010, our derivatives had a fair value that resulted in a liability of $9.5 million and $10.1 million and was included in “Other liabilities” in our Consolidated Balance Sheets, respectively.

The net liabilities associated with these derivatives would increase approximately $0.8 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of March 31, 2011.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2011, we had approximately $259.2 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the three months ended March 31, 2011 would have increased by approximately $0.1 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $2.3 million during the three months ended March 31, 2011.

As of March 31, 2011, the estimated fair value of our debt was approximately $1.2 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2011, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 25, 2011, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a. Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 4, 2011	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: May 4, 2011	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

Date: May 4, 2011	/s/ Mark Skomal
Mark Skomal
Chief Accounting Officer

EXHIBIT INDEX

a. Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

+	Filed herewith.