Form 10-Q
period 2011-06-30
DCT Industrial Trust Inc.
filed 2011-08-05
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 28, 2011, 246,173,090 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Index to Form 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	2
	Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests for the Six Months Ended June 30, 2011 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Removed and Reserved	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

SIGNATURES		45

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Land	$594,070	$567,152
Buildings and improvements	2,412,161	2,343,835
Intangible lease assets	90,963	93,497
Construction in progress	28,088	32,952

Total investment in properties	3,125,282	3,037,436
Less accumulated depreciation and amortization	(584,716)	(528,705)

Net investment in properties	2,540,566	2,508,731
Investments in and advances to unconsolidated joint ventures	137,287	138,455

Net investment in real estate	2,677,853	2,647,186
Cash and cash equivalents	8,080	17,330
Notes receivable	1,138	1,222
Deferred loan costs, net	8,048	5,883
Straight-line rent and other receivables, net of allowance for doubtful accounts of $2,449 and $2,088, respectively	39,383	33,278
Other assets, net	14,039	14,990

Total assets	$2,748,541	$2,719,889

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$33,117	$38,354
Distributions payable	19,021	17,458
Tenant prepaids and security deposits	21,398	20,759
Other liabilities	14,907	12,373
Intangible lease liability, net	18,163	18,748
Line of credit	96,000	51,000
Senior unsecured notes	710,000	735,000
Mortgage notes	376,664	425,359

Total liabilities	1,289,270	1,319,051

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized 245,551,842 and 222,946,676 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	2,455	2,229
Additional paid-in capital	2,015,127	1,898,289
Distributions in excess of earnings	(740,548)	(689,127)
Accumulated other comprehensive loss	(17,752)	(15,289)

Total stockholders’ equity	1,259,282	1,196,102
Noncontrolling interests	199,989	204,736

Total equity	1,459,271	1,400,838

Total liabilities and equity	$2,748,541	$2,719,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Rental revenues	$63,264	$58,366	$125,598	$116,148
Institutional capital management and other fees	1,129	1,038	2,148	2,005

Total revenues	64,393	59,404	127,746	118,153

OPERATING EXPENSES:
Rental expenses	8,887	8,007	17,582	16,595
Real estate taxes	9,068	9,218	18,507	18,349
Real estate related depreciation and amortization	32,298	28,948	63,441	57,228
General and administrative	7,063	6,362	14,119	12,394
Impairment losses	—	4,556	—	4,556
Casualty gains	(1,244)	—	(1,244)	—

Total operating expenses	56,072	57,091	112,405	109,122

Operating income	8,321	2,313	15,341	9,031

OTHER INCOME AND EXPENSE:
Equity in loss of unconsolidated joint ventures, net	(1,126)	(349)	(2,483)	(907)
Impairment losses on investments in unconsolidated joint ventures	(1,934)	—	(1,934)	—
Loss on business combinations	—	—	—	(395)
Interest expense	(14,768)	(13,225)	(30,279)	(25,988)
Interest and other income (expense)	14	353	99	(115)
Income tax expense and other taxes	(121)	(582)	(161)	(820)

Loss from continuing operations	(9,614)	(11,490)	(19,417)	(19,194)
Income (loss) from discontinued operations	79	(628)	37	(1,160)

Loss before gain on dispositions of real estate interests	(9,535)	(12,118)	(19,380)	(20,354)
Gain on dispositions of real estate interests	—	—	—	16

Consolidated net loss of DCT Industrial Trust Inc.	(9,535)	(12,118)	(19,380)	(20,338)
Net loss attributable to noncontrolling interests	1,060	1,387	2,369	2,383

Net loss attributable to common stockholders	$(8,475)	$(10,731)	$(17,011)	$(17,955)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.07)	$(0.08)
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Net loss attributable to common stockholders	$(0.04)	$(0.05)	$(0.07)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	245,413	210,841	239,261	209,602

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss from continuing operations	$(8,546)	$(10,173)	$(17,044)	$(16,927)
Income (loss) from discontinued operations	71	(558)	33	(1,028)

Net loss attributable to common stockholders	$(8,475)	$(10,731)	$(17,011)	$(17,955)

Distributions declared per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Six Months Ended June 30, 2011

(unaudited, in thousands)

		DCT Industrial Trust Inc. and Subsidiaries
						Accumulated
		Common Stock				Other
	Total Equity	Shares	Amount	Additional Paid-in Capital	Distributions In Excess of Earnings	Compre- hensive Loss	Non- controlling Interests
Balance at December 31, 2010	$1,400,838	222,947	$2,229	$1,898,289	$(689,127)	$(15,289)	$204,736
Comprehensive income (loss):
Net loss	(19,380)	—	—	—	(17,011)	—	(2,369)
Net unrealized loss on cash flow hedging derivatives	(3,128)	—	—	—	—	(2,829)	(299)
Realized gains related to hedging activities	129	—	—	—	—	117	12
Amortization of cash flow hedging derivatives	468	—	—	—	—	423	45
Allocation of interests	—	—	—	—	—	(174)	174

Comprehensive loss	(21,911)				(17,011)	(2,463)	(2,437)

Issuance of common stock, net of offering costs	111,588	21,850	219	111,369	—	—	—
Issuance of common stock, stock-based compensation plans	(20)	135	1	(21)	—	—	—
Amortization of stock-based compensation	2,664	—	—	898	—	—	1,766
Distributions to common stockholders and noncontrolling interests	(38,258)	—	—	—	(34,410)	—	(3,848)
Partner contributions to noncontrolling interests	4,457	—	—	—	—	—	4,457
Redemptions of noncontrolling interests	(87)	620	6	4,592	—	—	(4,685)

Balance at June 30, 2011	$1,459,271	245,552	$2,455	$2,015,127	$(740,548)	$(17,752)	$199,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Consolidated net loss of DCT Industrial Trust Inc.	$(19,380)	$(20,338)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	63,441	57,776
Distributions of earnings from unconsolidated joint ventures	1,528	1,439
Equity in loss of unconsolidated joint ventures, net	2,483	907
Stock-based compensation	2,664	2,348
Impairment losses	1,934	4,743
Casualty gains	(1,244)	—
Straight - line rent	(5,253)	(2,785)
Other	1,785	4,152
Changes in operating assets and liabilities:
Other receivables and other assets	1,716	2,786
Accounts payable, accrued expenses and other liabilities	(260)	(7,169)

Net cash provided by operating activities	49,414	43,859

INVESTING ACTIVITIES:
Real estate acquisitions	(64,148)	(7,242)
Capital expenditures and development activities	(30,916)	(23,951)
Increase of deferred acquisition costs and deposits	(1,695)	(212)
Proceeds from dispositions of real estate investments, net	—	571
Investments in unconsolidated joint ventures	(4,946)	(662)
Repayment of notes receivable	84	1,641
Insurance proceeds from casualty reimbursement for capital expenditures	3,760	—
Other investing activities	(573)	3,168

Net cash used in investing activities	(98,434)	(26,687)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	150,000	223,000
Repayments of senior unsecured revolving line of credit	(105,000)	(223,000)
Proceeds from senior unsecured debt	—	210,000
Repayments of senior unsecured debt	(25,000)	(100,000)
Proceeds from mortgage notes	—	123,000
Principal payments on mortgage notes	(51,762)	(223,375)
Increase of deferred loan costs	(3,454)	(760)
Issuance of common stock	111,931	9,071
Offering costs for issuance of common stock and OP Units	(343)	(505)
Redemption of OP units	(87)	(407)
Distributions to common stockholders	(32,832)	(29,298)
Distributions to noncontrolling interests	(3,739)	(3,985)
Contributions from noncontrolling interests	56	196

Net cash provided by (used in) financing activities	39,770	(16,063)

NET INCEASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,250)	1,109
CASH AND CASH EQUIVALENTS, beginning of period	17,330	19,120

CASH AND CASH EQUIVALENTS, end of period	$8,080	$20,229

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$29,960	$24,675
Supplemental Disclosures of Non-Cash Activities
Retirement of fully amortized intangible lease assets, net	$6,292	$17,756
Redemptions of OP Units settled in shares of common stock	$4,598	$13,331
Assumption of mortgage notes in connection with real estate acquired	$3,875	$8,786
Contributions of real estate from noncontrolling interests	$4,401	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of June 30, 2011, we owned approximately 91% of the outstanding equity interests in our operating partnership.

As of June 30, 2011, the Company owned interests in, managed or had under development approximately 77.8 million square feet of properties leased to more than 860 customers, including:

•	58.9 million square feet comprising 406 consolidated properties owned in our operating portfolio which was 88.6% occupied;

•

14.6 million square feet comprising 45 unconsolidated and managed properties with an occupancy of 91.9% and one managed-only property on behalf of three institutional capital management joint venture partners;

•	3.9 million square feet comprising ten unconsolidated buildings with two of our unconsolidated joint venture partners; and

•	0.4 million square feet comprising two consolidated properties in redevelopment.

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

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis. Management considers Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The recorded fair value of intangible lease assets includes Level 3 inputs and represents the value associated with in-place leases which include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates over the lease term on the date of the acquisition. Intangible lease assets or liabilities are amortized over the reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible.

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

Description	Standard Depreciable Life
Land	Not depreciated
Building	20 – 40 years
Building and land improvements	5 – 20 years
Tenant improvements	Shorter of lease term or useful life
Leasehold improvements	5 – 20 years
Leasing costs	Lease term
Other intangible lease assets	Average term of leases for property
Above/below market rent assets/liabilities	Reasonably assured lease term

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

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture if the recognition criteria have been met and the cash received is not required to be reinvested. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in loss of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

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

DCT currently has a 50% ownership interest in an unconsolidated joint venture consisting of four buildings referred to as IDI/DCT. In June 2011, the joint venture entered into a sales agreement with a third-party to sell one of the buildings. The sale is expected to close in the third quarter of 2011. As a result, we evaluated the fair value of our investment in the joint venture. We determined that our investment’s carrying value was in excess of its estimated fair value and recognized an impairment of approximately $1.9 million which is included in “Impairment losses on unconsolidated joint ventures” in our Consolidated Statements of Operations.

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

As of June 30, 2011, all hedges were designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $2.2 million and $5.3 million, respectively, for the three and six months ended June 30, 2011 and an increase of approximately $1.5 million and $2.9 million, respectively, for the same periods in 2010.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $12.2 million and $23.9 million, for the three and six months ended June 30, 2011, respectively, and approximately $11.0 million and $22.7 million, for the same periods in 2010, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of June 30, 2011 and December 31, 2010, our allowance for doubtful accounts was approximately $2.4 million and $2.1 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, and a decrease of approximately $0.1 million and $0.2 million for the same periods in 2010, respectively.

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

New Accounting Standards

During the second quarter of 2011, the FASB issued Accounting Standards Update No. 2011- 04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which generally aligns the principles for fair value measurements and the related disclosure requirements under US GAAP and International Financial Reporting Standards (“IFRS”). This standard requires new disclosures, with a particular focus on Level 3 measurements, including; quantitative information about the significant unobservable inputs used for all Level 3 measurements; qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs and a description of the company’s valuation processes. This standard also requires disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy; information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We plan to adopt this standard during the first quarter of 2012 and are currently evaluating the application of this standard and its effect on our Consolidated Financial Statements.

Also during the second quarter of 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Entities will have the option to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This standard requires retrospective application and is effective for interim and annual periods beginning after December 15, 2011. Early application is permitted. We plan to adopt this standard during the first quarter of 2012 and are in the process of determining which form we will apply for reporting comprehensive income and its components, as we currently report them in the Consolidated Statements of Stockholders’ Equity.

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. The following table provides our historical cost of our investment in properties (in thousands).

	June 30, 2011	December 31, 2010
Operating properties	$3,087,901	$2,954,754
Properties under redevelopment	13,340	3,316
Properties under development	—	55,698
Properties in pre-development, including land held	24,041	23,668

Total Investment in Properties	3,125,282	3,037,436
Less accumulated depreciation and amortization	(584,716)	(528,705)

Net Investment in Properties	$2,540,566	$2,508,731

Acquisition Activity

During the six months ended June 30, 2011, we acquired seven buildings comprising 1,143,000 square feet and controlling ownership interests in three buildings totaling 364,000 square feet. These properties are located in the Southern California, New Jersey, Miami, Orlando, Chicago and Phoenix markets. These properties and ownership interests were acquired from unrelated third parties, except as disclosed in Note 9 – Related Party Transactions for a total purchase price of approximately $63.7 million using borrowings under our senior unsecured revolving credit facility and existing cash balances, including those from our equity offering. We have consolidated the three properties in which we acquired controlling interests and, as a result, we recorded $73.5 million on our balance sheet, in the aggregate, for these three properties and the seven other properties that we acquired during the six months ended June 30, 2011. This amount included $9.8 million attributable to the noncontrolling interests’ share of these three properties.

During the six months ended June 30, 2010, we acquired one bulk distribution facility located in the New Jersey market comprised of approximately 0.2 million square feet for a total purchase price of approximately $9.5 million using existing cash balances and borrowings under our senior unsecured revolving credit facility. During the same period we also acquired a 19.3 acre land parcel through our 8th and Vineyard joint venture for a purchase price of approximately $4.7 million. See Note 9 – Related Party Transactions, for further detail on this transaction.

Disposition Activity

We have not made any dispositions during the six months ended June 30, 2011. During the second quarter of 2010, we sold one 15,000 square foot operating property located in the Cincinnati market to an unrelated third party for total gross proceeds of approximately $0.6 million. Prior to the sale closing, we recorded an impairment loss on the property of approximately $0.2 million, which represented the difference between the carrying value of the asset sold and its fair value net of sales costs and is reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 - Summary of Significant Accounting Policies for additional information) was approximately $3.0 million and $6.0 million for the three and six months ended June 30, 2011 and approximately $3.2 million and $6.7 million for the three and six months ended June 30, 2010, respectively. Our intangible lease assets included the following as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$81,098	$(42,119)	$38,979	$83,394	$(42,168)	$41,226
Above market rent	$9,865	$(7,358)	$2,507	$10,103	$(6,955)	$3,148
Below market rent	$(25,255)	$7,092	$(18,163)	$(25,043)	$6,295	$(18,748)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands).

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net (Increase) to Rental Revenues Related to Above and Below Market Rents
Remainder of 2011	$5,519	$(260)
2012	8,525	(405)
2013	5,291	(914)
2014	3,994	(748)
2015	2,878	(575)
Thereafter	12,772	(12,754)

Total	$38,979	$(15,656)

Casualty Events

In February 2011, a storm caused significant damage to one of our properties in our Nashville market. As of the first quarter 2011, the total amount of damages was not known, however the property was insured in an amount for storms which we believed was sufficient to cover any losses. In April 2011, we received an initial payment from the tenant of approximately $5.0 million for damages related to this casualty. During the second quarter of 2011, our cost of repairing the total damages was estimated to be approximately $5.0 million based upon inspections by third party consultants and clean-up costs already incurred. Necessary repairs have commenced to the property. As the recoveries received for damages were in excess of the sum of our incurred losses of approximately $3.8 million for clean-up costs and the net book value write-off of the damaged property, and all contingencies relating to the casualty have been resolved, we recorded a casualty gain of approximately $1.2 million during the quarter which is included in “Casualty gains” in the Consolidated Statements of Operations.

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of June 30, 2011 and December 31, 2010 (dollars in thousands).

	DCT Ownership Percentage as of		Unconsolidated Net Equity Investment as of
Unconsolidated Joint Ventures	June 30, 2011	Number of Buildings	June 30, 2011	December 31, 2010
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20%	14	$46,285	$47,243
TRT-DCT Venture I	4.4%	14	612	774
TRT-DCT Venture II	11.4%	6	2,621	2,437
TRT-DCT Venture III	10%	5	1,524	1,594
DCT Fund I LLC	20%	6	38	376

Total Institutional Joint Ventures		45	51,080	52,424

Other:
Stirling Capital Investments (SCLA)(1)	50%	6	44,573	45,313
IDI/DCT(2)	50%	4	38,650	37,721
IDI/DCT Buford, LLC (land only)	75%	—	2,984	2,997

Total Other		10	86,207	86,031

Total		55	$137,287	$138,455

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.
(2)	See discussion of impairment recorded on our investment in this unconsolidated joint venture during the second quarter of 2011 in Note 2- Summary of Significant Accounting Policies

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of June 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of June 30, 2011 and December 31, 2010 (in thousands).

	Balances as of June 30, 2011		Balances as of December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$1,138	$1,161	$1,222	$1,423

Borrowings(1):
Senior unsecured revolving credit facility	$96,000	96,000	$51,000	$51,000
Fixed rate debt(2)	$886,427	$969,431	$935,122	$977,258
Variable rate debt	$200,237	$199,448	$225,237	$224,304

Interest rate contracts:
Interest rate swap(3)	$(13,237)	$(13,237)	$(10,109)	$(10,109)

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

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period (in thousands).

	During the Six Months Ended June 30,
	2011	2010
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(10,109)	$(4,070)
Net unrealized losses included in accumulated other comprehensive loss	(3,128)	(8,515)
Realized losses recognized in interest expense	—	1,319

Ending balance at June 30	$(13,237)	$(11,266)

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

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of approximately $13.2 million and $10.1 million as of June 30, 2011 and December 31, 2010, respectively. These amounts are included in “Other Liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest and other income” in our Consolidated Statements of Operations. During the three and six months ended June 30, 2011 and 2010, we recognized no ineffectiveness.

As of June 30, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR-based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

During the three and six months ended June 30, 2011, we recorded approximately $3.7 million and $3.1 million of net unrealized losses, respectively, including the noncontrolling interests’ portions of $0.4 million and $0.3 million, respectively, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the periods. During the three and six months ended June 30, 2010, we recorded $7.3 million and $8.6 million of net unrealized losses, respectively, including the noncontrolling interests’ portions of $0.8 million and $1.0 million, respectively.

As of June 30, 2011 and December 31, 2010, the “Accumulated other comprehensive loss” balances pertaining to the hedges were losses of approximately $19.6 million and $17.0 million, respectively, including the noncontrolling interests’ portion. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $1.0 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 6 – Outstanding Indebtedness

As of June 30, 2011, our outstanding indebtedness of approximately $1.2 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $62.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2010, our outstanding indebtedness of approximately $1.2 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $62.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of June 30, 2011, the gross book value of our consolidated properties was approximately $3.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.9 billion. As of December 31, 2010, the gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage debt was approximately $1.0 billion. Our debt has various covenants with which we were in compliance as of June 30, 2011 and December 31, 2010.

Debt Payoffs and Refinancing

During the six months ended June 30, 2011, we retired $47.1 million of maturing mortgage notes which were repaid using proceeds from the Company’s senior unsecured revolving credit facility.

In April 2011, we refinanced $50.0 million of maturing senior unsecured notes. The new fixed-rate notes bear interest of 5.43%, mature in April 2010 and require quarterly interest payments.

On June 3, 2011, we entered into a term loan agreement with a syndicate of 12 banks, pursuant to which we borrowed $175.0 million through a senior unsecured loan. The term loan is scheduled to mature on June 3, 2015 and may be prepaid in whole or in part at any time. The term loan agreement provides for a variable interest rate based on either the base rate under the agreement or LIBOR, at our election, plus a margin that is initially based on our leverage ratio. The margins on base rate loans initially may range from 0.80% to 1.65% per annum, and the margins on LIBOR-based loans may range from 1.80% to 2.65% per annum. This loan agreement has various covenants with which we are in compliance as of June 30, 2011. We used the term loan, together with proceeds from a draw under our senior unsecured revolving credit facility, to repay our unsecured term loan that was scheduled to mature on June 6, 2011.

On August 1, 2011 we issued $225.0 million of new fixed rate, senior unsecured notes through a private placement. These senior unsecured notes have a weighted average maturity of 8.5 years and a weighted average interest rate of 4.93%. The notes have maturities of 5, 7, 8, 10, 11 or 12 years. Proceeds from these notes were used to pay down borrowings under our senior unsecured revolving credit facility with the remainder expected to be used to pay down expiring mortgage notes and for general corporate purposes.

Line of Credit

As of June 30, 2011 and December 31, 2010, we had $96.0 million and $51.0 million outstanding on our senior unsecured revolving credit facility, respectively.

On June 3, 2011 we entered in an amendment to extend the maturity date of our $300.0 million senior unsecured revolving credit facility from August 19, 2013 until June 3, 2015. This amendment also increased the number of banks included on the facility from nine to twelve and reduced the interest rate payable to either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon the Company’s leverage ratio. The amendment also provides us the ability, from time to time, to extend the size of the facility by up to an additional $200.0 million, to a total of $500.0 million, subject to receipt of lender commitments and other conditions. We incurred a total of approximately $2.1 million in fees paid to the creditor and third-party costs which have been deferred and will be amortized over the life of the new credit facility. Proceeds from draws on the line have been used to pay off mortgage notes and senior unsecured notes as they became due, to finance our property acquisitions and for general corporate purposes including payment of distributions. See Note 3 – Investment in Properties for further detail related to our property acquisitions.

Note 7 – Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in the operating partnership and equity interests held by third-party partners in consolidated real estate joint ventures, as discussed in Note 9 – Related Party Transactions. Noncontrolling interests representing interests in the operating partnership include preferred shares in our Mexico REIT and OP Units which are classified as permanent equity in accordance with GAAP, both of which are included in “Noncontrolling interests” in the Consolidated Balance Sheets.

The following table illustrates the noncontrolling interests’ share of consolidated net loss during the three and six months ended June 30, 2011 and 2010 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Noncontrolling interests’ share of loss from continuing operations	$1,068	$1,317	$2,373	$2,251
Noncontrolling interests’ share of (income) loss from discontinued operations	(8)	70	(4)	132

Net loss attributable to noncontrolling interests	$1,060	$1,387	$2,369	$2,383

OP Units

As of June 30, 2011 and December 31, 2010, we owned approximately 91% and 90%, respectively, of the outstanding equity interests in the operating partnership. Upon redemption by the unitholder, we have the option of redeeming the units of limited partnership interest in our operating partnership (“OP Units”) with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the three months ended June 30, 2011, 0.3 million OP Units were redeemed for approximately $53,000 in cash and 0.3 million shares of common stock. During the six months ended June 30, 2011, 0.6 million OP Units were redeemed for approximately $53,000 in cash and 0.6 million shares of common stock. During the three months ended June 30, 2010, 0.6 million OP Units were redeemed for approximately $0.1 million in cash and 0.6 million shares of common stock. During the six months ended June 30, 2010, 1.6 million OP Units were redeemed for approximately $0.4 million in cash and 1.5 million shares of common stock.

As of June 30, 2011, there was a total of 24.4 million OP Units outstanding and redeemable, with a redemption value of approximately $128.0 million based on the closing price of our common stock on June 30, 2011. As of December 31, 2010, 25.0 million OP Units were outstanding and redeemable with a redemption value of approximately $132.9 million based on the closing price of our common stock on December 31, 2010.

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

During the three months ended June 30, 2011, approximately 62,000 LTIP units were granted to a senior executive, which vest over a five year period. The total fair value of the LTIPs was approximately $0.3 million at the date of grant which was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 68% and a risk-free interest rate of 1.84%. Additionally, during the six months ended June 30, 2011, approximately 0.4 million additional LTIP units were granted to certain senior executives, which vest 25% annually over four years. The total fair value of these LTIPs was approximately $2.0 million at the date of grant which was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 67% and a risk-free interest rate of 2.18%. As of June 30, 2011, approximately 2.0 million LTIP units were outstanding of which 0.5 million were vested.

During the six months ended June 30, 2010, approximately 0.6 million LTIP units were granted to certain senior executives, which vest over either a four or five year period with a total fair value of $3.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using volatility factors of 61% and 62% and risk-free interest rates of 2.39% and 2.55%. During each of the three months ended June 30, 2011 and 2010, 0.1 million vested LTIP Units were converted into 0.1 million OP units. As of December 31, 2010, approximately 1.6 million LTIP units were outstanding of which 0.3 million were vested.

Note 8 – Stockholders’ Equity

Common Stock

As of June 30, 2011, approximately 245.6 million shares of common stock were issued and outstanding.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share for net proceeds of $111.9 million.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three and six months ended June 30, 2011 we did not issue shares of common stock through this offering. During the three months and six months ended June 31, 2010, we issued approximately 1.1 million and 1.7 million shares of common stock through this offering, respectively.

During the three and six months ended June 30, 2011, we issued approximately 0.3 million and 0.6 million shares of common stock, respectively, related to the redemption of OP Units (see additional information in Note 7 - Noncontrolling Interests above), and approximately 22,000 and 0.1 million shares of common stock, respectively, related to vested shares of restricted stock, phantom shares and stock option exercises. During the three and six months ended June 30, 2010, we issued approximately 0.6 million and 1.5 million shares of common stock, respectively, in connection with redemptions of OP Units, and approximately 22,000 and 0.1 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises, respectively.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings, including the offerings noted above.

Equity-Based Compensation

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three and six months ended June 30, 2011, we granted approximately 5,000 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $5.13 and $5.54 per share, respectively. During the three and six months ended June 30, 2010, we granted approximately 12,000 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $5.25 and $4.66 per share, respectively.

Stock Options

During the three months ended June 30, 2011, we did not grant any options. During the six months ended June 30, 2011, we granted approximately 0.4 million stock options at the weighted-average exercise price of $5.55 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grant adjusted for estimated forfeitures totaled approximately $0.7 million and is amortized over the service period. During the three and six months ended June 30, 2010, we granted approximately 9,000 and 0.5 million stock options, respectively, at the weighted-average exercise price of $5.25 and $4.58 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $12,000 and $0.7 million, respectively and is amortized over the service period.

Phantom Stock

During the three months ended June 30, 2011 and 2010, we granted approximately 48,000 and 46,000 shares of phantom stock, respectively, which vest after one year. The fair value of the aforementioned grants totaled approximately $0.3 million and $0.2 million, respectively and is amortized over the service period.

Note 9 – Related Party Transactions

8th and Vineyard Consolidated Joint Venture

In May 2010 we entered into the 8th and Vineyard joint venture with Iowa Investments, LLC, an entity owned by one of our executives, to purchase 19.3 acres of land held for development in Southern California. Pursuant to the joint venture agreement, we will first receive a return of all capital along with a preferred return. Thereafter, Iowa Investments, LLC will receive a return of all capital along with a promoted interest. The land parcel acquired by 8th and Vineyard was purchased from an entity in which the same executive had a minority ownership. The total acquisition price of $4.7 million was determined to be at fair value.

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. Entities controlled by one of our executives have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% ownership is held by a third party. Each venture partner will earn returns in accordance with their ownership interests. DCT has controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP and accounted for the transactions as business combinations. The total acquisition price of $46.3 million was determined to be at fair value.

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

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Earnings per share – Basic and Diluted	2011	2010	2011	2010
Numerator
Loss from continuing operations attributable to common stockholders	$(8,546)	$(10,173)	$(17,044)	$(16,927)
Less: Distributed and undistributed earnings allocated to participating securities	(127)	(125)	(244)	(239)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(8,673)	(10,298)	(17,288)	(17,166)
Numerator for income (loss) from discontinued operations attributable to common stockholders	71	(558)	33	(1,028)

Adjusted net loss attributable to common stockholders	$(8,602)	$(10,856)	$(17,255)	$(18,194)

Denominator
Weighted average common shares outstanding – basic and diluted	245,413	210,841	239,261	209,602

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.04)	$(0.05)	$(0.07)	$(0.08)
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Net loss attributable to common stockholders	$(0.04)	$(0.05)	$(0.07)	$(0.09)

Potentially Dilutive Shares

For the three and six months ended June 30, 2011, we have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 6.0 million and 5.9 million stock options and phantom stock, respectively, because their effect would be anti-dilutive. For the three and six months ended June 30, 2010, we have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 3.9 million and 3.8 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

Note 11 – Segment Information

The Company is regionally organized with managing directors overseeing each region. Our management measures operating performance and allocates resources by region rather than by individual operating property. We manage our operations based on four operating segments and have aggregated our operations into two reportable segments (East and West) in accordance with GAAP. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. The following segment disclosures exclude the results from discontinued operations. Certain reclassifications have been made to prior year results to conform to the current year presentation, primarily related to the movement of certain markets from the East region to the West region.

The following table sets forth the rental revenues and property net operating income of our segments in continuing operations for the three and six months ended June 30, 2011 and 2010 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Rental Revenues:
East	$23,633	$20,304	$46,586	$40,776
West	39,578	37,171	78,959	73,547

Total	$63,211	$57,475	$125,545	$114,323

Property NOI(1):
East	$17,255	$14,788	$33,747	$29,493
West	28,049	26,336	55,797	51,692

Total	$45,304	$41,124	$89,544	$81,185

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

The following table is a reconciliation of our segment rental revenues to our reported consolidated total revenues for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total rental revenues from operating properties in continuing operations	$63,211	$57,475	$125,545	$114,323
Rental revenues from development and redevelopment properties	53	891	53	1,825

Rental revenues	63,264	58,366	125,598	116,148
Institutional capital management and other fees	1,129	1,038	2,148	2,005

Total revenues	$64,393	$59,404	$127,746	$118,153

The following table is a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Property NOI	$45,304	$41,124	$89,544	$81,185
NOI from development and redevelopment properties	5	17	(35)	19

Total property NOI	45,309	41,141	89,509	81,204
Institutional capital management and other fees	1,129	1,038	2,148	2,005
Real estate related depreciation and amortization	(32,298)	(28,948)	(63,441)	(57,228)
Impairment losses	—	(4,556)	—	(4,556)
Casualty gains	1,244	—	1,244	—
General and administrative	(7,063)	(6,362)	(14,119)	(12,394)
Equity in loss of unconsolidated joint ventures, net	(1,126)	(349)	(2,483)	(907)
Impairment losses on investments in unconsolidated joint ventures	(1,934)	—	(1,934)	—
Loss on business combinations	—	—	—	(395)
Interest expense	(14,768)	(13,225)	(30,279)	(25,988)
Interest and other income (expense)	14	353	99	(115)
Income tax expense and other taxes	(121)	(582)	(161)	(820)

Loss from continuing operations	$(9,614)	$(11,490)	$(19,417)	$(19,194)

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011	December 31, 2010
Segments:
East assets	$963,571	$914,277
West assets	1,588,115	1,559,891

Total segment net assets	2,551,686	2,474,168
Non-segment assets:
Development and redevelopment assets	13,320	56,666
Properties in pre-development, including land held	24,041	23,668
Non-segment cash and cash equivalents	6,682	15,176
Other non-segment assets (1)	152,812	150,211

Total assets	$2,748,541	$2,719,889

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, straight-line rent and other receivables and other assets.

Included in the West operating segment rental revenues for the three and six months ended June 30, 2011 was approximately $1.7 million and $3.4 million, respectively, attributable to the Mexico operations. Included in the West operating segment rental revenues for the three and six months ended June 30, 2010 was approximately $1.2 million and $2.4 million, respectively, attributable to the Mexico operations. Included in the West operating segment net assets as of June 30, 2011 and December 31, 2010 was approximately $76.7 million and $72.1 million, respectively, attributable to the Mexico operations.

Note 12 – Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three and six months ended June 30, 2011, we had no property dispositions. During the year ended December 31, 2010, we sold eight operating properties to unrelated third parties. One of the properties sold was in the West operating segment and one was in the East operating segment, together totaling approximately 0.2 million square feet, and resulted in gains of approximately $2.1 million. Of the remaining six properties sold, five were in the East operating segment and one was in the West operating segment, together totaling 0.3 million square feet, which resulted in impairment charges of $3.5 million.

For the three and six months ended June 30, 2010, loss from discontinued operations includes the results of operations for properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three and six months ended June 30, 2010. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the components of loss from discontinued operations for the three and six months ended June 30, 2011 and 2010 (in thousands).

	000000000	000000000	000000000	000000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental revenues	$—	$73	$—	$282
Rental expenses and real estate taxes	—	(267)	—	(620)
Real estate related depreciation and amortization	—	(234)	—	(548)

Operating loss	—	(428)	—	(886)
Interest expense	—	(23)	—	(47)
Interest and other income (expense)	37	(12)	37	(56)

Gain (loss) before gain on dispositions of real estate interests and impairment losses	37	(463)	37	(989)
Gain on dispositions of real estate interests	—	22	—	16
Impairment losses	42	(187)	—	(187)

Gain (loss) from discontinued operations	$79	$(628)	$37	$(1,160)

Note 13 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted other than those discussed in Note 6 – Outstanding Indebtedness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	national, international, regional and local economic conditions, including, in particular, the continuing impact of the economic downturn and the strength of the economic recovery;

•	the general level of interest rates and the availability of capital;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	natural disasters such as fires, tornadoes, hurricanes and earthquakes;

•	energy costs;

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

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of June 30, 2011, we owned approximately 91% of the outstanding equity interests in our operating partnership.

As of June 30, 2011, the Company owned interests in, managed or had under development approximately 77.8 million square feet of properties leased to more than 860 customers, including:

•	58.9 million square feet comprising 406 consolidated properties owned in our operating portfolio which was 88.6% occupied;

•

14.6 million square feet comprising 45 unconsolidated and managed properties with an occupancy of 91.9% and one managed-only property on behalf of three institutional capital management joint venture partners;

•	3.9 million square feet comprising ten unconsolidated buildings with two of our unconsolidated joint venture partners; and

•	0.4 million square feet comprising two consolidated properties in redevelopment.

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

Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as the capital markets. According to national statistics, net absorption (the net change in total occupied space) of industrial real estate turned positive in the second quarter of 2010 and national occupancy rates have increased each quarter since then. We expect moderate economic growth to continue throughout the remainder of 2011, which should result in continued positive demand for warehouse space as companies expand their distribution and production platforms. Rental rates in all markets have bottomed and in a number of markets have begun to increase, although they do remain below peak levels. Consistent with recent experience and based on current market conditions, we expect average GAAP rental rates on new leases signed to continue to decrease compared to the rates on expiring leases. As positive net absorption of warehouse space continues and demand comes more into balance with supply, we expect rental rates to further increase. According to a national research company, average national rental rates are expected to increase moderately during the second half of 2011, though rental rate growth is expected to be more robust in 2012 and 2013 when national vacancy rates are expected to drop below 10% of available supply.

Further, we continue to expect limited new development of warehouse space until rental rates rise to a level to justify financial returns most developers would need to attain project financing or justify construction.

For DCT Industrial, we expect same store revenues and net operating income to decline during 2011 although at a slower pace than we experienced in 2010. The benefit of higher occupancy in 2011 is expected to be more than offset by the impact of continued negative releasing spreads as the rates on expiring leases were signed near the peak of market rents.

For capital deployment, we will continue to pursue acquisitions of well-located distribution facilities and land for development at attractive prices where we can apply our leasing experience and market knowledge to generate attractive returns. During the first six months of 2011, we acquired $73.5 million of real estate, including the noncontrolling interests’ share of $9.8 million. We will pursue the acquisition of land and consider construction of new buildings on a build-to-suit or for-lease basis in markets where we perceive demand and market rental rates will provide attractive financial returns.

Regarding our financing plans, as of June 30, 2011, we have $81.5 million of debt principal payments required during the remainder of 2011, comprised of maturities of fixed-rate secured and floating-rate borrowings and principal payments. We anticipate refinancing these maturities with a mixture of new fixed and floating-rate debt and extending our average maturity upon completion of the refinancings. On August 1, 2011, we issued $225.0 million of senior unsecured notes. The proceeds were partially used to pay down borrowings under our senior unsecured revolving credit facility, with the remainder expected to be used to pay down expiring mortgage notes and for general corporate use. Based on recent financing activity and higher market interest rates, our average interest rate is expected to increase and therefore our interest expense is expected to continue to increase throughout the remainder of 2011 as a result of these new borrowings as well as the impact of financing activity completed in 2010. We anticipate having sufficient cash flow to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new shares, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.

Longer term, we believe that prospects remain promising. As the economy continues to grow and vacancy rates decline, rental rates will rise. In most markets, we expect rental rates to recover 20% to 30% from their low point of the recent recession over the coming three to five years. With limited new supply over the next several years, we expect that the operating environment will become increasingly favorable for landlords with meaningful improvement of rental and occupancy rates.

Inflation

Although the U.S. economy has recently been experiencing a slight increase of inflation rates, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, most of our leases expire within five years which enables us to replace existing leases with new leases at then-existing market rates.

Significant Transactions During 2011

Summary of the six months ended June 30, 2011

•	Equity Offering

•

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share, for net proceeds of $111.9 million. We used approximately $95.0 million of the offering proceeds to repay amounts outstanding under our senior unsecured revolving credit facility and the remainder for general corporate purposes, including funding acquisitions.

•	Debt Activity

•	During the six months ended June 30, 2011, we retired $47.1 million of maturing mortgage notes which were repaid using proceeds from our senior unsecured revolving credit facility.

•

During the first quarter of 2011, we assumed one secured, non-recourse note with an outstanding balance of approximately $3.9 million in connection with a property acquisition. The assumed note bears interest at a rate of 4.96%, requires monthly payments of principal and interest and matures in August 2023.

•	In April 2011, we refinanced $50.0 million of maturing senior unsecured notes. The new fixed-rate notes bear interest of 5.43%, mature in April 2010 and require quarterly interest payments.

•

On June 3, 2011, we entered into a term loan agreement with a syndicate of 12 banks, pursuant to which we borrowed $175.0 million through a senior unsecured loan. The term loan is scheduled to mature on June 3, 2015 and may be prepaid in whole or in part at any time. The term loan agreement provides for a variable interest rate based on either the base rate under the agreement or LIBOR, at our election, plus a margin that is initially based on our leverage ratio. The margins on base rate loans initially may range from 0.80% to 1.65% per annum, and the margins on LIBOR-based loans may range from 1.80% to 2.65% per annum. We used the term loan, together with proceeds from a draw under our senior unsecured revolving credit facility, to repay our existing $200.0 million unsecured term loan that was scheduled to mature on June 6, 2011.

•

On June 3, 2011 we entered in an amendment to extend the maturity date of our $300.0 million senior unsecured revolving credit facility from August 19, 2013 until June 3, 2015. This amendment also increased the number of banks included on the facility from nine to twelve and reduced the interest rate payable to either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon the Company’s leverage ratio. The amendment also provides us the ability, from time to time, to extend the size of the facility by up to an additional $200.0 million, to a total of $500.0 million, subject to receipt of lender commitments and other conditions.

•	Acquisitions

•

During the six months ended June 30, 2011, we acquired seven buildings comprising 1,143,000 square feet and controlling ownership interests in three buildings totaling 364,000 square feet. We acquired these properties and ownership interests for a total purchase price of approximately $73.5 million, including the noncontrolling interests’ share of $9.8 million, using borrowings under our senior unsecured revolving credit facility and existing cash balances.

•	Summary of events subsequent to June 30, 2011

•

On August 1, 2011 we issued $225.0 million of new fixed rate, senior unsecured notes through a private placement. These senior unsecured notes have a weighted average maturity of 8.5 years and a weighted average interest rate of 4.93%. The notes have maturities of 5, 7, 8, 10, 11 or 12 years. Proceeds from these notes were used to pay down borrowings under our senior unsecured revolving credit facility with the remainder expected to be used to pay down expiring mortgage notes and for general corporate use.

Customer Diversification

As of June 30, 2011, there were no customers that occupied more than 1.8% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of June 30, 2011, that occupy a combined 6.7 million square feet of our consolidated operating and development properties.

Customer	Percentage of Annualized Base Rent
CEVA Logistics	1.8%
Deutsche Post World Net (DHL & Exel)	1.7%
Bridgestone/Firestone	1.4%
Technicolor	1.4%
United Parcel Service (UPS)	1.3%
YRC.	1.2%
The Glidden Company	1.2%
United Stationers Supply Company	1.2%
Crayola	1.1%
The Dial Corporation	1.0%

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases. In the event that a tenant with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and tenant receivables.

News reports have indicated that the parent company, YRC Worldwide, Inc., of one of our top ten tenants, YRC, has encountered financial difficulties and therefore has the potential to file for bankruptcy. YRC currently leases three truck terminals in the infill area of Los Angeles, at what we believe are below market rents. Additionally, Borders, Inc., who is a significant tenant in one of the properties owned by one of our unconsolidated joint ventures, has filed for bankruptcy and has announced that they will be closing all of their stores. Our pro-rata share of annual base rent from Borders, Inc. is approximately $0.5 million. Through June 30, 2011, both of these tenants have paid all rents due and have no material balances outstanding.

We continuously monitor the financial condition of our tenants. We communicate often with those tenants who have been late on payments or filed bankruptcy. We are not currently aware of the pending bankruptcy of any other tenants beyond those described above that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent.

Results of Operations

Summary of the three and six months ended June 30, 2011 compared to the same periods ended June 30, 2010

DCT is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of June 30, 2011, the Company owned interests in, managed or had under development approximately 77.8 million square feet of properties leased to more than 860 customers, including 14.6 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of June 30, 2011, we consolidated 406 operating properties and two redevelopment properties.

Comparison of the three months ended June 30, 2011 compared to the same period ended June 30, 2010

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 367 operating properties and was comprised of 52.4 million square feet. A discussion of these changes follows in the table below (in thousands).

	Three Months Ended June 30,
	2011	2010	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$56,167	$56,768	$(601)
Non-same store operating properties	6,910	476	6,434
Development and redevelopment	53	839	(786)
Revenues related to early lease terminations	134	283	(149)

Total rental revenues	63,264	58,366	4,898

Rental Expenses and Real Estate Taxes
Same store	16,074	16,195	(121)
Non-same store operating properties	1,833	65	1,768
Development and redevelopment	48	965	(917)

Total rental expenses and real estate taxes	17,955	17,225	730

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	40,093	40,573	(480)
Non-same store operating properties	5,077	411	4,666
Development and redevelopment	5	(126)	131
Revenues related to early lease terminations	134	283	(149)

Total property net operating income	45,309	41,141	4,168

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	1,129	1,038	91
Equity in loss of unconsolidated joint ventures, net	(1,126)	(349)	(777)
Interest and other income	14	353	(339)
Casualty gains	1,244	—	1,244

Total other revenue and other income	1,261	1,042	219

Other Expenses
Real estate related depreciation and amortization	32,298	28,948	3,350
Interest expense	14,768	13,225	1,543
General and administrative	7,063	6,362	701
Income tax expense and other taxes	121	582	(461)
Impairment losses	1,934	4,556	(2,622)

Total other expenses	56,184	53,673	2,511

Income (loss) from discontinued operations	79	(628)	707
Net loss attributable to noncontrolling interests	1,060	1,387	(327)

Net loss attributable to common stockholders	$(8,475)	$(10,731)	$2,256

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

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, tenant recovery income, early lease termination fees and other rental revenues, increased by $4.9 million, or 8.4%, for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to the following changes:

•

$6.4 million increase in our non-same store rental revenues, primarily driven by the addition of 38 properties, which resulted from the acquisition of 22 properties and the completion of development and redevelopment of 16 properties which have been moved into operations since March 31, 2010; partially offset by

•	$0.6 million decrease in total revenue in our same store portfolio due primarily to the following:

•	$0.3 million decrease in base rent related to lower rental rates despite a 50 basis points increase in average occupancy in our same store portfolio;

•	$0.8 million decrease related to a settlement of a tenant in liquidation which was recorded in 2010; which were partially offset by

•	$0.2 million increase in revenues related to above market rent adjustments; and

•	$0.3 million increase in tenant recovery income; which is primarily related to the increase in average occupancy; and

•	$0.8 million decrease in rental revenues in our development and redevelopment portfolios as 16 properties were placed into operation within our non-same store portfolio since March 31, 2010.

The following table illustrates the various components of our rental revenues for the three months ended June 30, 2011 and 2010 (in thousands).

	For the Three Months Ended June 30,
	2011	2010	$ Change
Base rent	$48,209	$44,770	$3,439
Straight-line rent and amortization of above and below market rent intangibles	2,219	1,431	788
Tenant recovery income	12,152	11,000	1,152
Other	550	882	(332)
Revenues related to early lease terminations	134	283	(149)

Total rental revenues	$63,264	$58,366	$4,898

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $0.7 million, or 4.2%, for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to:

•	$0.8 million increase in rental expenses and real estate taxes related to the properties acquired or placed into operation, partially offset by;

•

$0.1 million net decrease in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by decreases in property taxes, partially offset by increases in maintenance, repairs and utilities.

Other Revenue and Other Income (Loss)

Total other revenue and other income increased by approximately $0.2 million, or 21.0%, for the three months ended June 30, 2011 as compared to the same period in 2010, primarily due to:

•	$1.2 million casualty gain resulting from storm damage on one of our properties (See Notes to the Consolidated Financial Statements, Note 3 – Investment in Properties); partially offset by

•	$0.8 million increase in equity in losses primarily as a result of a decrease in capitalized interest in one of our development joint ventures; and

•	$0.3 million net reduction in interest and other income related to a lower notes receivable balance in 2011.

Other Expenses

Other expenses increased by approximately $2.5 million, or 4.7%, for the three months ended June 30, 2011 as compared to the same period in 2010, primarily a result of:

•	$3.4 million increase in depreciation expense resulting mainly from real estate acquisitions and capital additions;

•	$1.5 million increase in interest expense related primarily to higher average interest rates on debt due to refinancing at higher rates since 2010 as well as a reduction of capitalized interest; and

•

$0.7 million increase in general and administrative expenses, primarily related to an increase in acquisition costs of approximately $0.5 million for properties acquired during the second quarter of 2011 and an increase in personnel costs; which are partially offset by

•

$2.6 million decrease in impairments resulting from a $1.9 million impairment loss recorded on one of our investments in unconsolidated joint ventures in 2011 as compared to a $4.6 million held for use impairment recognized in 2010; and

•	$0.5 million decrease in income tax and other taxes primarily as a result of income tax benefit recognized in our taxable REIT subsidiary.

Income (Loss) from Discontinued Operations

We had income from discontinued operations of $79,000 for the three months ended June 30, 2011 as compared to a loss of $0.6 million in the same period in 2010. This change is a result of no dispositions during the three months ended June 30, 2011 and eight dispositions in 2010, which were included in discontinued operations for the three months ended June 30, 2010.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by approximately $0.3 million, or 23.6%, due to a decrease of consolidated net loss, period over period, and an increase of 2% in our ownership of the operating partnership, partially offset by additional noncontrolling interests in properties acquired (see “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties”). We owned approximately 91% and 89% of our operating partnership as of June 30, 2011 and 2010, respectively. The change in ownership was primarily due to the equity offering in February 2011, our continuous equity offering (see “Notes to Consolidated Financial Statements, Note 8 – Stockholders’ Equity” for additional information) and redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 7 - Noncontrolling Interests” for additional information).

Comparison of the six months ended June 30, 2011 compared to the same period ended June 30, 2010

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 367 operating properties and was comprised of 52.4 million square feet. A discussion of these changes follows in the table below (in thousands).

	Six Months Ended June 30,
	2011	2010	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$112,011	$113,582	$(1,571)
Non-same store operating properties	13,346	684	12,662
Development and redevelopment	53	1,565	(1,512)
Revenues related to early lease terminations	188	317	(129)

Total rental revenues	125,598	116,148	9,450

Rental Expenses and Real Estate Taxes
Same store	32,169	32,982	(813)
Non-same store operating properties	3,832	156	3,676
Development and redevelopment	88	1,806	(1,718)

Total rental expenses and real estate taxes	36,089	34,944	1,145

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	79,842	80,600	(758)
Non-same store operating properties	9,514	528	8,986
Development and redevelopment	(35)	(241)	206
Revenues related to early lease terminations	188	317	(129)

Total property net operating income	89,509	81,204	8,305

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	2,148	2,005	143
Gain on dispositions of real estate interests	—	16	(16)
Equity in loss of unconsolidated joint ventures, net	(2,483)	(907)	(1,576)
Interest and other income (expense)	99	(115)	214
Casualty gains	1,244	—	1,244

Total other revenue and other income	1,008	999	9

Other Expenses
Real estate related depreciation and amortization	63,441	57,228	6,213
Loss on business combinations	—	395	(395)
Interest expense	30,279	25,988	4,291
General and administrative	14,119	12,394	1,725
Income tax expense and other taxes	161	820	(659)
Impairment losses	1,934	4,556	(2,622)

Total other expenses	109,934	101,381	8,553

Income (loss) from discontinued operations	37	(1,160)	1,197
Net loss attributable to noncontrolling interests	2,369	2,383	(14)

Net loss attributable to common stockholders	$(17,011)	$(17,955)	$944

(1)

For a discussion of why we view property net operating income to be an appropriate supplemental performance measure see page 22, above. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 - Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, tenant recovery income, early lease termination fees and other rental revenues, increased by $9.5 million, or 8.1%, for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to the following changes:

•

$12.7 million increase in our non-same store rental revenues, primarily driven by the addition of 38 properties, resulting from the acquisition of 22 properties and the completion of development and redevelopment on 16 properties moved into operations since March 31, 2010; partially offset by

•	$1.6 million decrease in total revenue in our same store portfolio due primarily to the following:

•	$1.0 million decrease in base rent resulting from decreased rental rates despite an increase in average occupancy in our same store portfolio of 180 basis points;

•	$0.6 million decrease in recovery income, which is primarily related to a decrease in our recoverable expenses;

•	$0.8 million decrease related to a settlement of a tenant in liquidation which was recorded in 2010; partially offset by

•	$0.4 million increase in revenues related to above market rent adjustments; and

•	$0.6 million increase in straight line rent; and

•	$1.5 million decrease in rental revenues in our development and redevelopment portfolios as 16 properties have been placed into operation within our non-same store portfolio since March 31, 2010.

The following table illustrates the various components of our rental revenues for the six months ended June 30, 2011 and 2010 (in thousands).

	For the Six Months Ended June 30,
	2011	2010	$ Change
Base rent	$95,035	$88,924	$6,111
Straight-line rent and amortization of above and below market rent intangibles	5,420	2,733	2,687
Tenant recovery income	23,871	22,703	1,168
Other	1,084	1,471	(387)
Revenues related to early lease terminations	188	317	(129)

Total rental revenues	$125,598	$116,148	$9,450

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $1.1 million, or 3.3%, for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to:

•	$1.9 million increase in rental expenses and real estate taxes related to the properties acquired and placed into operations, partially offset by;

•	$0.8 million net decrease in our rental expenses and real estate taxes in our same store portfolio, primarily driven by decreases in property taxes.

Other Revenue and Other Income (Loss)

Total other revenue and other income remained relatively unchanged for the six months ended June 30, 2011 as compared to the same period in 2010, however there were certain fluctuations related to:

•	$1.2 million casualty gain resulting from storm damage on one of our properties (See Notes to the Consolidated Financial Statements, Note 3 – Investment in Properties);

•

$0.2 million increase in interest and other income primarily resulting from a reduction of $1.1 million of expense incurred to refinance debt during 2010, partially offset by a $0.4 million decrease in the net exchange rate gains from Mexico operations and a $0.5 million decrease in interest income as a result of a reduction in our notes receivable balance; offset by

•	$1.6 million increase in equity in losses of as a result of a decrease in capitalized interest and expenditures in one of our development joint ventures.

Other Expenses

Other expenses increased by approximately $8.6 million, or 8.4%, for the six months ended June 30, 2011 as compared to the same period in 2010, primarily a result of:

•	$6.2 million increase in depreciation expense resulting mainly from real estate acquisitions and capital additions over the periods being compared;

•	$4.3 million increase in interest expense related primarily to higher interest rates on debt which has been refinanced since the beginning of 2010; and

•

$1.7 million increase in general and administrative expenses, primarily related to an increase in acquisition costs of approximately $1.0 million for the increased number of properties acquired during 2011 and an increase in personnel costs; which are partially offset by

•

$2.6 million decrease in impairments resulting from a $1.9 million impairment loss recorded on one of our investments in unconsolidated joint ventures in 2011 as compared to a $4.6 million held for use impairment recognized in 2010; and

•	$1.1 million decrease in expenses related to a loss on business combination in 2010 and a decrease in income tax expense.

Income (Loss) from Discontinued Operations

We had income from discontinued operations of $37,000 during the six months ended June 30, 2011 compared to a loss of approximately $1.2 million in the same period in 2010 as a result of no dispositions during the six months ended June 30, 2011 and eight dispositions in 2010, whose losses are included in discontinued operations for the six months ended June 30, 2010.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by approximately $14,000 due to a decrease of consolidated net loss, period over period, and an increase of 2% in our ownership of the operating partnership, partially offset by the additional noncontrolling interests in properties acquired (see “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties”). We owned approximately 91% and 89% of our operating partnership as of June 30, 2011 and 2010, respectively. The change in ownership was primarily due to the equity offering in February 2011, our continuous equity offering (see “Notes to Consolidated Financial Statements, Note 8 – Stockholders’ Equity” for additional information) and redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 7 - Noncontrolling Interests” for additional information).

Segment Summary for the three and six months ended June 30, 2011 compared to the same periods ended June 30, 2010

The following table summarizes financial information related to our consolidated operating properties in continuing operations by segment as of and for the three and six months ended June 30, 2011 compared to same periods in 2010 (dollar amounts in thousands). Certain reclassifications have been made to prior year results to conform to the current year presentation, primarily related to the movement of certain markets from the East region to the West region.

	East			West
Operating properties in continuing operations:	2011	2010	Change	2011	2010	Change
Number of buildings	137	125	12	269	246	23
Square feet (in thousands)	22,949	20,639	2,310	35,990	32,158	3,832
Occupancy at end of period	89.6%	84.7%	4.9%	87.9%	88.0%	(0.1)%
Segment assets	$963,571	$868,780	$94,791	$1,588,115	$1,422,504	$165,611

For the three months ended June 30:
Rental revenues	$23,633	$20,304	$3,329	$39,578	$37,171	$2,407
Property net operating income (1)	$17,255	$14,788	$2,467	$28,049	$26,336	$1,713

For the six months ended June 30:
Rental revenues	$46,586	$40,776	$5,810	$78,959	$73,547	$5,412
Property net operating income (1)	$33,747	$29,493	$4,254	$55,797	$51,692	$4,105

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure, see page 22 above. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

East Segment

East Segment property NOI increased approximately $2.5 million, for the three months ended June 30, 2011 as compared to the same period in 2010 primarily as a result of:

•

$2.3 million increase in base rent and straight-line rent as a result of the acquisition of five operating properties and completion of development on 11 properties which were placed into operations in the East operating segment during the period from April 1, 2010 through June 30, 2011.

East Segment property NOI increased approximately $4.3 million, for the six months ended June 30, 2011 as compared to the same period in 2010 primarily as a result of:

•

$4.4 million increase in base rent and straight-line rent as a result of the acquisition of five operating properties and completion of development on 11 properties which were placed into operations in the East operating segment during the period from April 1, 2010 through June 30, 2011 partially offset by an increase in operating expenses, including landscaping and other maintenance costs.

West Segment

West Segment property NOI increased approximately $1.7 million for the three months ended June 30, 2011 as compared to the same period in 2010 primarily as a result of:

•

$2.6 million increase in base rent and straight-line rent as a result of the acquisition of 17 operating properties and completion of development on eight properties which were placed into operations in the West operating segment during the period from April 1, 2010 through June 30, 2011; partially offset by

•	$0.8 million decrease in revenues related to a settlement of a tenant in liquidation which was recorded in 2010.

West Segment property NOI increased approximately $4.1 million for the six months ended June 30, 2011 as compared to the same period in 2010 primarily as a result of:

•

$5.7 million increase in base rent and straight-line rent as a result of the acquisition of 17 operating properties and completion of development on eight properties which were placed into operations in the West operating segment during the period from April 1, 2010 through June 30, 2011; partially offset by

•	$0.8 million decrease in revenues related to a settlement of a tenant in liquidation which was recorded in 2010;

•	$0.3 million decrease in late fee income; and

•	$0.2 million increase in recoverable operating expenses in excess of recoverable income and $0.3 million increase in bad debt expense.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of June 30, 2011 and 2010 (in thousands).

	June 30,
	2011	2010
Segments:
East assets	$963,571	$868,780
West assets	1,588,115	1,422,504

Total segment net assets	2,551,686	2,291,284

Non-segment assets:
Development and redevelopment assets	13,320	158,311
Properties in pre-development including land held	24,041	28,184
Non-segment cash and cash equivalents	6,682	20,335
Other non-segment assets (1)	152,812	132,683

Total assets	$2,748,541	$2,630,797

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

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equity holder distributions, capital expenditures at our properties, development funding requirements and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements, and expect that these sources will be sufficient to meet our short-term liquidity needs.

Cash Flows

“Cash and cash equivalents” were $8.1 million and $17.3 million as of June 30, 2011 and December 31, 2010, respectively. Net cash provided by operating activities increased by $5.5 million to $49.4 million during the six months ended June 30, 2011 compared to $43.9 million during the same period in 2010. This change was primarily due to a decrease in cash paid for accrued expenses and other liabilities during the periods.

Net cash used in investing activities increased $71.7 million to $98.4 million during the six months ended June 30, 2011 compared to $26.7 million during the same period in 2010. This change was primarily due to the acquisition of ten properties which resulted in an increase in cash outflows of $56.9 million, a $7.0 million increase in capital expenditures and a $4.3 million increase in contributions to our unconsolidated joint ventures, as well as changes in various other investing activities.

Net cash provided by financing activities was $39.8 million during the six months ended June 30, 2011 compared to net cash used of $16.1 million during the same period in 2010. This change was primarily due to net proceeds of $111.9 million from the equity offering completed in February of 2011, partially offset by an increase in the total net payments on our debt of $41.4 million and additional distributions to stockholders.

Common Stock

As of June 30, 2011, approximately 245.6 million shares of common stock were issued and outstanding.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share for net proceeds of $111.9 million.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three and six months ended June 30, 2011 we did not issue shares of common stock through this offering. During the three months and six months ended June 31, 2010, we issued approximately 1.1 million and 1.7 million shares of common stock through this offering, respectively. As of June 30, 2011, 7.4 million shares remain available to be issued under the program.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings, including the offerings noted above.

Distributions

During the three and six months ended June 30, 2011, our board of directors declared distributions to stockholders totaling approximately $19.0 million and $38.3 million, respectively, including distributions to OP unitholders. During the same periods in 2010, our board of directors declared distributions to stockholders of approximately $16.8 million and $33.4 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2011 and 2010.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During August 2011, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on October 18, 2011 to stockholders and OP unitholders of record as of October 6, 2011.

Outstanding Indebtedness

As of June 30, 2011, our outstanding indebtedness of $1.2 billion consisted of outstanding amounts on our senior unsecured line of credit, mortgage notes and senior unsecured notes, excluding approximately $62.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of

December 31, 2010, our outstanding indebtedness consisted of mortgage notes, senior unsecured notes and a balance on our senior unsecured line of credit and totaled approximately $1.2 billion, excluding $62.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of June 30, 2011, the gross book value of our consolidated properties was approximately $3.1 billion and the gross book value of all properties securing our mortgage notes was approximately $0.9 billion. As of December 31, 2010, the gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage notes was approximately $1.0 billion. Our debt has various covenants with which we were in compliance as of June 30, 2011 and December 31, 2010.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from operations are sufficient to satisfy these monthly and quarterly debt service requirements, excluding principal maturities, and we anticipate that cash flows from operations will continue to be sufficient to satisfy our monthly and quarterly debt service, excluding principal maturities. During the three and six months ended June 30, 2011 our debt service, including principal payments and refinancing activities and interest payments, totaled $50.1 million and $107.0 million, respectively. During the three and six months ended June 30, 2010 our debt service, including principal payments and refinancing activities and interest payments, totaled $115.2 million and $344.8 million, respectively.

Debt Retirement and Refinancing

During the six months ended June 30, 2011, we retired $47.1 million of maturing mortgage notes which were repaid using proceeds from our senior unsecured revolving credit facility.

In April 2011, we refinanced $50.0 million of maturing senior unsecured notes. The new fixed-rate notes bear interest of 5.43%, mature in April 2010 and require quarterly interest payments.

Debt Issuances

On June 3, 2011, we entered into a term loan agreement with a syndicate of 12 banks, pursuant to which we borrowed $175.0 million through a senior unsecured loan. The term loan is scheduled to mature on June 3, 2015 and may be prepaid in whole or in part at any time. The term loan agreement provides for a variable interest rate based on either the base rate under the agreement or LIBOR, at our election, plus a margin that is initially based on our leverage ratio. The margins on base rate loans initially may range from 0.80% to 1.65% per annum, and the margins on LIBOR-based loans may range from 1.80% to 2.65% per annum. This loan agreement has various covenants with which we are in compliance as of June 30, 2011. We used the term loan, together with proceeds from a draw under our senior unsecured revolving credit facility, to repay our unsecured term loan that was scheduled to mature on June 6, 2011.

On August 1, 2011 we issued $225.0 million of new fixed rate, senior unsecured notes through a private placement. These senior unsecured notes have a weighted average maturity of 8.5 years and have a weighted average interest rate of 4.93%. The notes have maturities of 5, 7, 8, 10, 11 or 12 years. Proceeds from these notes were used to pay down borrowings under our senior unsecured revolving credit facility of $133.0 million with the remainder expected to be used to pay down expiring mortgage notes and for general corporate purposes.

Line of Credit

On June 3, 2011 we entered in an amendment to extend the maturity date of our $300.0 million senior unsecured revolving credit facility from August 19, 2013 until June 3, 2015. This amendment also increased the number of banks included on the facility from nine to twelve and reduced the interest rate payable to either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon the Company’s leverage ratio. The amendment also provides us the ability, from time to time, to extend the size of the facility by up to an additional $200.0 million, to a total of $500.0 million, subject to receipt of lender commitments and other conditions. We incurred a total of approximately $2.1 million in fees paid to the creditor and third-party costs which have been deferred and will be amortized over the life of the new credit facility. We had drawn $96.0 million and $51.0 million on our senior unsecured revolving credit facility as of June 30, 2011 and December 31, 2010, respectively.

Debt assumptions

During first quarter of 2011, we assumed one secured, non-recourse note with an outstanding balance of approximately $3.9 million in connection with a property acquisition. The assumed note bears interest at a rate of 4.96% and requires monthly payments of principal and interest. The maturity date of the assumed note is August 2023.

Interest rate swap

As of June 30, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of June 30, 2011 (in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2011	$—	$81,452	$—	$81,452
2012	—	57,782	—	57,782
2013	175,000	43,742	—	218,742
2014	50,000	6,206	—	56,206
2015	215,000	47,822	96,000	358,822
Thereafter	270,000	136,879	—	406,879

Total	$710,000	$373,883	$96,000	$1,179,883

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our financial metrics are generally consistent with investment grade peers in the real estate industry. We continually consider our secured and unsecured leverage and among other relevant metrics, our fixed charge coverage. Our charter and our bylaws do not limit the indebtedness that we may incur. We are, however, subject to certain covenants which may limit our outstanding indebtedness.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2011; specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands).

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,459,167	$142,153	$514,561	$375,499	$426,954
Operating lease commitments	1,606	578	598	424	6
Ground lease commitments(3)	14,010	474	949	1,068	11,519

Total	$1,474,783	$143,205	$516,108	$376,991	$438,479

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Excluded from the total are our estimated construction costs to complete development projects of approximately $30.0 million, none of which is legally committed, and $14.9 million is expected to be funded with existing construction loans.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at June 30, 2011.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

As of June 30, 2011, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $23.4 million; $12.7 million is scheduled to mature by the end of 2012 and $10.7 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise. As of June 30, 2011, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $62.2 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2011	$—
2012	12,760
2013	17,223
2014	4,513
2015	3,142
Thereafter	24,572

Total	$62,210

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(8,475)	$(10,731)	$(17,011)	$(17,955)
Adjustments:
Real estate related depreciation and amortization	32,298	29,182	63,441	57,776
Equity in loss of unconsolidated joint ventures, net	1,126	349	2,483	907
Equity in FFO of unconsolidated joint ventures	719	1,223	1,036	2,676
Loss on business combinations	—	—	—	395
Gain on dispositions of real estate interests	—	(22)	—	(33)
Gain (loss) on dispositions of non-depreciated real estate	—	(4)	—	7
Noncontrolling interest in the operating partnership’s share of the above adjustments	(3,573)	(3,428)	(7,197)	(7,034)
FFO attributable to unitholders	2,262	2,060	4,523	4,707

FFO attributable to common stockholders and unitholders – basic and diluted	$24,357	$18,629	$47,275	$41,446

FFO per common share and unit — basic and diluted	$0.09	$0.08	$0.18	$0.17

FFO weighted average common shares and units outstanding:
Common shares for earnings per share - basic:	245,413	210,841	239,261	209,602
Participating securities	1,838	1,877	1,728	1,615
Units	25,100	26,367	25,310	26,855

FFO weighted average common shares, participating securities and units outstanding – basic:	272,351	239,085	266,299	238,072
Dilutive common stock equivalents	505	441	507	434

FFO weighted average common shares, participating securities and units outstanding – diluted:	272,856	239,526	266,806	238,506

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the three and six months ended June 30, 2011 and 2010, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2010 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

As of June 30, 2011 and December 31, 2010, our derivatives had a fair value that resulted in a liability of $13.2 million and $10.1 million, respectively, and was included in “Other liabilities” in our Consolidated Balance Sheets.

The net liabilities associated with these derivatives would increase approximately $0.9 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of June 30, 2011.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2011, we had approximately $296.2 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the six months ended June 30, 2011 would have increased by approximately $0.3 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $4.5 million during the six months ended June 30, 2011.

As of June 30, 2011, the estimated fair value of our debt was approximately $1.3 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2011, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 25, 2011, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

*10.1	First Amendment to Credit Agreement, dated as of June 3, 2011 among DCT Industrial Operating Partnership LP, the lenders identified therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2011)

+10.2	Change of Control Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Teresa Corral

+10.3	Change of Control Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman

+10.4	Letter Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman

+10.5	Change of Control Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios

+10.6	Letter Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 5, 2011	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: August 5, 2011	/s/ Stuart B. Brown
Stuart B. Brown
Chief Financial Officer

Date: August 5, 2011	/s/ Mark Skomal
Mark Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

*10.1	First Amendment to Credit Agreement, dated as of June 3, 2011 among DCT Industrial Operating Partnership LP, the lenders identified therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2011)

+10.2	Change of Control Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Teresa Corral

+10.3	Change of Control Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman

+10.4	Letter Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman

+10.5	Change of Control Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios

+10.6	Letter Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.