Form 10-Q
period 2011-09-30
DCT Industrial Trust Inc.
filed 2011-11-03
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, 246,292,614 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Land	$630,964	$567,152
Buildings and improvements	2,455,153	2,343,835
Intangible lease assets	91,349	93,497
Construction in progress	33,209	32,952

Total investment in properties	3,210,675	3,037,436
Less accumulated depreciation and amortization	(591,135)	(528,705)

Net investment in properties	2,619,540	2,508,731
Investments in and advances to unconsolidated joint ventures	136,555	138,455

Net investment in real estate	2,756,095	2,647,186
Cash and cash equivalents	15,294	17,330
Notes receivable	1,096	1,222
Deferred loan costs, net	8,937	5,883
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,766 and $2,088, respectively	42,176	33,278
Other assets, net	22,855	14,990

Total assets	$2,846,453	$2,719,889

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$48,138	$38,354
Distributions payable	19,016	17,458
Tenant prepaids and security deposits	23,150	20,759
Other liabilities	29,137	12,373
Intangible lease liability, net	19,124	18,748
Line of credit	51,500	51,000
Senior unsecured notes	935,000	735,000
Mortgage notes	302,138	425,359

Total liabilities	1,427,203	1,319,051

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized 245,932,522 and 222,946,676 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2,459	2,229
Additional paid-in capital	2,017,656	1,898,289
Distributions in excess of earnings	(765,839)	(689,127)
Accumulated other comprehensive loss	(28,525)	(15,289)

Total stockholders’ equity	1,225,751	1,196,102
Noncontrolling interests	193,499	204,736

Total equity	1,419,250	1,400,838

Total liabilities and equity	$2,846,453	$2,719,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Rental revenues	$65,952	$60,017	$191,549	$176,165
Institutional capital management and other fees	1,004	1,046	3,153	3,051

Total revenues	66,956	61,063	194,702	179,216

OPERATING EXPENSES:
Rental expenses	8,761	8,720	26,342	25,314
Real estate taxes	9,752	9,725	28,260	28,074
Real estate related depreciation and amortization	33,398	28,526	96,839	85,755
General and administrative	6,346	6,134	20,465	18,528
Impairment losses	—	—	—	4,556
Casualty gains	(54)	—	(1,298)	—

Total operating expenses	58,203	53,105	170,608	162,227

Operating income	8,753	7,958	24,094	16,989
OTHER INCOME AND EXPENSE:
Equity in loss of unconsolidated joint ventures, net	(967)	(1,293)	(3,450)	(2,200)
Impairment losses on investments in unconsolidated joint ventures	—	—	(1,934)	—
Loss on business combinations	—	—	—	(395)
Interest expense	(16,628)	(15,493)	(46,907)	(41,481)
Interest and other income (expense)	(356)	227	(257)	112
Income tax benefit (expense) and other taxes	56	(235)	(105)	(1,056)

Loss from continuing operations	(9,142)	(8,836)	(28,559)	(28,031)
Income (loss) from discontinued operations	51	(983)	87	(2,142)

Loss before gain (loss) on dispositions of real estate interests	(9,091)	(9,819)	(28,472)	(30,173)
Gain (loss) on dispositions of real estate interests	—	(3)	—	13

Consolidated net loss of DCT Industrial Trust Inc.	(9,091)	(9,822)	(28,472)	(30,160)
Net loss attributable to noncontrolling interests	1,015	1,142	3,385	3,526

Net loss attributable to common stockholders	$(8,076)	$(8,680)	$(25,087)	$(26,634)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.11)	$(0.12)
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Net loss attributable to common stockholders	$(0.03)	$(0.04)	$(0.11)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	245,805	211,634	241,548	210,285

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss from continuing operations	$(8,122)	$(7,806)	$(25,166)	$(24,733)
Income (loss) from discontinued operations	46	(874)	79	(1,901)
Distributed and undistributed earnings allocated to participating securities	(103)	(124)	(337)	(363)

Adjusted net loss attributable to common stockholders	$(8,179)	$(8,804)	$(25,424)	$(26,997)

Distributions declared per common share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Nine Months Ended September 30, 2011

(unaudited, in thousands)

		DCT Industrial Trust Inc. and Subsidiaries
		Common Stock
	Total Equity	Shares	Amount	Additional Paid-in Capital	Distributions In Excess of Earnings	Accumulated Other Compre- hensive Loss	Non- controlling Interests
Balance at December 31, 2010	$1,400,838	222,947	$2,229	$1,898,289	$(689,127)	$(15,289)	$204,736
Comprehensive income (loss):
Net loss	(28,472)	—	—	—	(25,087)	—	(3,385)
Net unrealized loss on cash flow hedging derivatives	(15,247)	—	—	—	—	(13,807)	(1,440)
Realized gains related to hedging activities	129	—	—	—	—	117	12
Amortization of cash flow hedging derivatives	719	—	—	—	—	651	68
Allocation of interests	—	—	—	—	—	(197)	197

Comprehensive loss	(42,871)				(25,087)	(13,236)	(4,548)

Issuance of common stock, net of offering costs	111,588	21,850	219	111,369	—	—	—
Issuance of common stock, stock-based compensation plans	(71)	205	2	(73)	—	—	—
Amortization of stock-based compensation	3,733	—	—	1,232	—	—	2,501
Distributions to common stockholders and noncontrolling interests	(57,714)	—	—	—	(51,625)	—	(6,089)
Partner contributions to noncontrolling interests	4,507	—	—	—	—	—	4,507
Purchase of noncontrolling interests	(624)	—	—	(161)	—	—	(463)
Redemptions of noncontrolling interests	(136)	931	9	7,000	—	—	(7,145)

Balance at September 30, 2011	$1,419,250	245,933	$2,459	$2,017,656	$(765,839)	$(28,525)	$193,499

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Consolidated net loss of DCT Industrial Trust Inc.	$(28,472)	$(30,160)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	96,839	86,518
Gain on dispositions of real estate interests	—	(2,091)
Loss on business combinations	—	395
Distributions of earnings from unconsolidated joint ventures	2,008	2,601
Equity in loss of unconsolidated joint ventures, net	3,450	2,200
Stock-based compensation	3,733	3,582
Impairment losses	1,934	4,556
Impairment losses on assets held for sale	—	2,856
Casualty gains	(1,298)	—
Straight-line rent	(7,003)	(3,781)
Other	3,400	4,245
Changes in operating assets and liabilities:
Other receivables and other assets	(6,171)	(5,036)
Accounts payable, accrued expenses and other liabilities	10,039	5,074

Net cash provided by operating activities	78,459	70,959

INVESTING ACTIVITIES:
Real estate acquisitions	(146,211)	(25,616)
Capital expenditures and development activities	(49,949)	(40,127)
Increase in deferred acquisition costs and deposits	(2,919)	(156)
Proceeds from dispositions of real estate investments, net	—	15,967
Investments in unconsolidated joint ventures	(17,789)	(1,910)
Distributions of investments in unconsolidated joint ventures	11,983	—
Repayment of notes receivable	126	1,723
Insurance proceeds from casualty reimbursement for capital expenditures	3,760	—
Purchase of noncontrolling interests	(624)	—
Other investing activities	(652)	5,126

Net cash used in investing activities	(202,275)	(44,993)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	238,500	232,000
Repayments of senior unsecured revolving line of credit	(238,000)	(232,000)
Proceeds from senior unsecured debt	400,000	210,000
Repayments of senior unsecured debt	(200,000)	(100,000)
Proceeds from mortgage notes	—	123,000
Principal payments on mortgage notes	(129,807)	(225,524)
Increase in deferred loan costs	(4,859)	(4,281)
Issuance of common stock	111,931	17,857
Offering costs for issuance of common stock and OP Units	(343)	(714)
Redemption of OP units	(136)	(605)
Dividends to common stockholders	(50,024)	(44,117)
Distributions to noncontrolling interests	(5,588)	(5,890)
Contributions from noncontrolling interests	106	231

Net cash provided by (used in) financing activities	121,780	(30,043)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,036)	(4,077)
CASH AND CASH EQUIVALENTS, beginning of period	17,330	19,120

CASH AND CASH EQUIVALENTS, end of period	$15,294	$15,043

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$41,270	$36,328
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets, net	$33,270	$20,980
Redemptions of OP Units settled in shares of common stock	$7,009	$14,526
Assumption of mortgage notes in connection with real estate acquired	$7,653	$8,786
Contributions of real estate from noncontrolling interests	$4,401	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of September 30, 2011, we owned approximately 91% of the outstanding equity interests in our operating partnership.

As of September 30, 2011, the Company owned interests in, managed or had under development approximately 78.4 million square feet of properties leased to more than 900 customers, including:

•	60.2 million square feet comprising 420 consolidated properties owned in our operating portfolio which was 89.9% occupied;

•

14.6 million square feet comprising 45 unconsolidated and managed properties which were 92.0% occupied and one managed-only property were operated on behalf of three institutional capital management partners;

•	3.4 million square feet comprising nine unconsolidated buildings with two of our unconsolidated joint venture partners; and

•	0.2 million square feet comprising one consolidated property in redevelopment.

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

DCT currently has a 50% ownership interest in an unconsolidated joint venture referred to as IDI/DCT. In June 2011, the joint venture entered into a sale agreement with a third-party for one of its four buildings, which closed in August 2011. As a result, we evaluated the fair value of our investment in the joint venture and determined that our investment’s carrying value was in excess of its estimated fair value, and we determined this impairment was other than temporary. As such, we recognized an impairment of approximately $1.9 million during the three months ended June 30, 2011, which is included in “Impairment losses on unconsolidated joint ventures” in our Consolidated Statements of Operations.

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

As of September 30, 2011, all hedges were designated as cash flow hedges. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.7 million and $7.0 million, respectively, for the three and nine months ended September 30, 2011 and an increase of approximately $1.0 million and $3.8 million, respectively, for the same periods in 2010.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $13.3 million and $37.1 million, for the three and nine months ended September 30, 2011, respectively, and approximately $11.9 million and $34.8 million, for the same periods in 2010, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of September 30, 2011 and December 31, 2010, our allowance for doubtful accounts was approximately $1.8 million and $2.1 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2011, respectively, and an increase of approximately $0.1 million and a decrease of approximately $0.2 million for the same periods in 2010, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was an increase of approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, and an increase of approxmiately $0.3 million and $0.6 million for the same periods in 2010, respectively.

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

Note 3 – Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. The following table provides our historical cost of our investment in properties (in thousands).

	September 30, 2011	December 31, 2010
Operating properties	$3,161,373	$2,954,754
Properties under redevelopment	4,021	3,316
Properties under development	4,925	55,698
Properties in pre-development, including land held	40,356	23,668

Total Investment in Properties	3,210,675	3,037,436
Less accumulated depreciation and amortization	(591,135)	(528,705)

Net Investment in Properties	$2,619,540	$2,508,731

Acquisition Activity

During the nine months ended September 30, 2011, we acquired 20 buildings comprising 2.2 million square feet and controlling ownership interests in three buildings totaling 364,000 square feet. These properties are located in the Southern California, New Jersey, Miami, Orlando, Chicago, Phoenix, Atlanta, Denver and Houston markets. We also acquired three land parcels in the Miami, Cincinnati and Southern California markets which total approximately 81.9 acres. These properties, land and ownership interests were acquired from unrelated third parties, except as disclosed in Note 10 – Related Party Transactions for a total purchase price of approximately $153.5 million using borrowings under our senior unsecured revolving credit facility, private placement of our senior unsecured notes and existing cash balances, including those from our equity offering. We have incurred acquisition costs of approximately $1.4 million during the nine months ended September 30, 2011. We have consolidated the three properties in which we acquired controlling interests and, as a result, we recorded $163.3 million on our balance sheet, in the aggregate, for these three properties, the three land parcels and the 20 other properties that we acquired during the nine months ended September 30, 2011. This amount included $9.8 million attributable to the noncontrolling interests’ share of these three properties.

During the nine months ended September 30, 2010, we acquired three bulk distribution properties located in the New Jersey, Southern California and Baltimore/Washington D.C. markets comprised of approximately 540,000 square feet for a total purchase price of approximately $28.1 million, including acquisition costs, using existing cash balances and borrowings under our senior unsecured revolving credit facility. During the same period we also acquired a 19.3 acre land parcel through our 8th and Vineyard joint venture for a purchase price of approximately $4.7 million. See Note 10 – Related Party Transactions, for further detail on this transaction.

Disposition Activity

We have not made any dispositions during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we sold four operating properties, comprised of 0.4 million square feet located in the Cincinnati, Atlanta, Northern California and Phoenix markets to unrelated third parties for total gross proceeds of approximately $16.9 million. In May and September of 2010, we recorded impairment losses on the properties in Cincinnati and Phoenix of approximately $1.0 million, which represented the difference between the carrying value of the asset sold and its fair value, net of sales costs. Also in August and September 2010, the sale of the Atlanta and Northern California properties resulted in gains of approximately $2.1 million. All gains and impairments associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 – Summary of Significant Accounting Policies for additional information) was approximately $3.0 million and $9.0 million for the three and nine months ended September 30, 2011 and approximately $2.5 million and $9.2 million for the three and nine months ended September 30, 2010, respectively. Our intangible lease assets included the following as of September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$82,951	$(42,642)	$40,309	$83,394	$(42,168)	$41,226
Above market rent	$8,398	$(6,237)	$2,161	$10,103	$(6,955)	$3,148
Below market rent	$(26,635)	$7,511	$(19,124)	$(25,043)	$6,295	$(18,748)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands).

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net (Increase) to Rental Revenues Related to Above and Below Market Rents
Remainder of 2011	$2,988	$(229)
2012	9,489	(653)
2013	6,103	(1,147)
2014	4,671	(1,008)
2015	3,499	(833)
Thereafter	13,559	(13,093)

Total	$40,309	$(16,963)

Casualty Events

In February 2011, a storm caused significant damage to one of our properties in our Nashville market. The property was insured by the tenant in an amount for storms which we believed was sufficient to cover any losses. In April 2011, we received an initial payment from the tenant of approximately $5.0 million for damages related to this casualty. As of the third quarter of 2011, our cost of repairing the total damages was estimated to be approximately $5.1 million based upon repairs and clean-up costs already incurred. As the recoveries received for damages were in excess of the sum of our incurred losses of approximately $3.8 million for clean-up costs and the net book value write-off of the damaged property, and all contingencies relating to the casualty have been resolved, we have recorded a casualty gain of approximately $1.3 million which is included in “Casualty gains” in the Consolidated Statements of Operations during the nine months ended September 30, 2011.

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of September 30, 2011 and December 31, 2010 (dollars in thousands).

	DCT Ownership Percentage as of		Unconsolidated Net Equity Investment as of
Unconsolidated Joint Ventures	September 30, 2011	Number of Buildings	September 30, 2011	December 31, 2010
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20%	14	$45,828	$47,243
TRT-DCT Venture I	4.4%	14	556	774
TRT-DCT Venture II	11.4%	6	2,573	2,437
TRT-DCT Venture III	10%	5	1,493	1,594
DCT Fund I LLC	20%	6	(142)	376

Total Institutional Joint Ventures		45	50,308	52,424
Other:
Stirling Capital Investments (SCLA)(1)	50%	6	54,960	45,313
IDI/DCT(2)	50%	3	28,310	37,721
IDI/DCT Buford, LLC (land only)	75%	—	2,977	2,997

Total Other		9	86,247	86,031

Total		54	$136,555	$138,455

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.
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

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of September 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of September 30, 2011 and December 31, 2010 (in thousands).

	Balances as of September 30, 2011		Balances as of December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$1,096	$1,113	$1,222	$1,423
Borrowings(1):
Senior unsecured revolving credit facility	$51,500	$51,500	$51,000	$51,000
Fixed rate debt(2)	$1,062,138	$1,200,099	$935,122	$977,258
Variable rate debt	$175,000	$175,057	$225,237	$224,304
Interest rate contracts:
Interest rate swap(3)	$(25,356)	$(25,356)	$(10,109)	$(10,109)

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

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period (in thousands).

	During the Nine Months Ended September 30,
	2011	2010
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(10,109)	$(4,070)
Net unrealized losses included in accumulated other comprehensive loss	(15,247)	(13,614)
Realized losses recognized in interest expense	—	1,319

Ending balance at September 30	$(25,356)	$(16,365)

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

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of approximately $25.4 million and $10.1 million as of September 30, 2011 and December 31, 2010, respectively. These amounts are included in “Other Liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest and other income” in our Consolidated Statements of Operations. During the three and nine months ended September 30, 2011 and 2010, we recognized no ineffectiveness.

As of September 30, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR-based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

During the three and nine months ended September 30, 2011, we recorded approximately $12.1 million and $15.2 million of net unrealized losses, respectively, including the noncontrolling interests’ portions of $1.1 million and $1.4 million, respectively, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the periods. During the three and nine months ended September 30, 2010, we recorded $5.1 million and $13.7 million of net unrealized losses, respectively, including the noncontrolling interests’ portions of $0.6 million and $1.5 million, respectively.

As of September 30, 2011 and December 31, 2010, the “Accumulated other comprehensive loss” balances pertaining to the hedges were losses of approximately $31.4 million and $17.0 million, respectively, including the noncontrolling interests’ portion. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $1.0 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 6 – Outstanding Indebtedness

As of September 30, 2011, our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $62.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2010, our outstanding indebtedness of approximately $1.2 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $62.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of September 30, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2010, the gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage debt was approximately $1.0 billion. Our debt has various covenants with which we were in compliance as of September 30, 2011 and December 31, 2010.

Debt Assumptions

During the nine months ended September 30, 2011, we assumed two secured, non-recourse notes with outstanding balances of approximately $3.9 million and $3.4 million in connection with two property acquisitions. The assumed notes bear interest at rates of 4.96% and 6.00%, respectively, and require monthly payments of principal and interest. The maturity dates of the assumed notes are August 2023 and April 2014, respectively.

Debt Payoffs and Refinancing

During the nine months ended September 30, 2011, we retired $122.9 million of maturing mortgage notes which were repaid using proceeds from the Company’s senior unsecured revolving credit facility and with proceeds from our senior unsecured notes issued through a private placement discussed below.

In April 2011, we refinanced $50.0 million of maturing senior unsecured notes. The new fixed-rate notes bear interest of 5.43%, mature in April 2020 and require quarterly interest payments.

On June 3, 2011, we entered into a term loan agreement with a syndicate of 12 banks, pursuant to which we borrowed $175.0 million through a senior unsecured loan. The term loan is scheduled to mature on June 3, 2015 and may be prepaid in whole or in part at any time. The term loan agreement provides for a variable interest rate based on either the base rate under the agreement or LIBOR, at our election, plus a margin that is initially based on our leverage ratio. The margins on base rate loans initially may range from 0.80% to 1.65% per annum, and the margins on LIBOR-based loans may range from 1.80% to 2.65% per annum. This loan agreement has various covenants with which we are in compliance as of September 30, 2011. We used the term loan, together with proceeds from a draw under our senior unsecured revolving credit facility, to repay our unsecured term loan that was scheduled to mature on June 6, 2011.

On August 1, 2011 we issued $225.0 million of new fixed rate, senior unsecured notes through a private placement. These senior unsecured notes have a weighted average maturity of 8.5 years and a weighted average interest rate of 4.93%. The notes have maturities of 5, 7, 8, 10, 11 or 12 years. Proceeds from these notes were used to pay down borrowings under our senior unsecured revolving credit facility with the remainder used to pay down expiring mortgage notes and for general corporate purposes.

Line of Credit

As of September 30, 2011 and December 31, 2010, we had $51.5 million and $51.0 million outstanding on our senior unsecured revolving credit facility, respectively.

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

Note 7 – Commitments and Contingencies

Forward Purchase Commitment

In August 2011, we entered into a forward purchase commitment with an unrelated third party developer to acquire a newly constructed industrial facility totaling approximately 267,000 square feet in the Houston market. The forward purchase commitment allows us to acquire the building and related land upon completion of construction, subject to a variety of conditions including the building complying with approved drawings and specifications. The purchase price of $12.4 million includes estimates for allowances for tenant improvements and leasing commissions. The closing under the forward purchase commitment is expected in mid to late 2012. We have made two deposits on the project; the first was in cash totaling $1.0 million and the second was in the form of an unconditional standby letter of credit totaling $3.3 million. The cash deposit and letter of credit will be applied towards the purchase price at closing in accordance with the agreement.

Note 8 – Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in the operating partnership and equity interests held by third-party partners in consolidated real estate joint ventures, as discussed in Note 10 – Related Party Transactions. Noncontrolling interests representing interests in the operating partnership include preferred shares in our Mexico REIT and OP Units which are classified as permanent equity in accordance with GAAP, both of which are included in “Noncontrolling interests” in the Consolidated Balance Sheets.

The following table illustrates the noncontrolling interests’ share of consolidated net loss during the three and nine months ended September 30, 2011 and 2010 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Noncontrolling interests’ share of loss from continuing operations	$1,020	$1,033	$3,393	$3,285
Noncontrolling interests’ share of (income) loss from discontinued operations	(5)	109	(8)	241

Net loss attributable to noncontrolling interests	$1,015	$1,142	$3,385	$3,526

OP Units

As of September 30, 2011 and December 31, 2010, we owned approximately 91% and 90%, respectively, of the outstanding equity interests in the operating partnership. Upon redemption by the unitholder, we have the option of redeeming the units of limited partnership interest in our operating partnership (“OP Units”) with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the three months ended September 30, 2011, 0.3 million OP Units were redeemed for approximately $22,000 in cash and 0.3 million shares of common stock. During the nine months ended September 30, 2011, 1.0 million OP Units were redeemed for approximately $75,000 in cash and 0.9 million shares of common stock. During the three months ended September 30, 2010, 0.2 million OP Units were redeemed for approximately $0.2 million in cash and 0.1 million shares of common stock. During the nine months ended September 30, 2010, 1.8 million OP Units were redeemed for approximately $0.6 million in cash and 1.7 million shares of common stock.

As of September 30, 2011, there was a total of 24.1 million OP Units outstanding and redeemable, with a redemption value of approximately $106.0 million based on the closing price of our common stock on September 30, 2011. As of December 31, 2010, 25.0 million OP Units were outstanding and redeemable with a redemption value of approximately $132.9 million based on the closing price of our common stock on December 31, 2010.

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

During September 2011, approximately 112,000 LTIP units were granted to two senior executives, which vest over a five year period. The total fair value of the LTIPs was approximately $0.5 million at the date of grant which was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 71% and a risk-free interest rate of 0.85%. During May 2011, approximately 62,000 LTIP units were granted to a senior executive, which vest over a five year period. The total fair value of the LTIPs was approximately $0.3 million at the date of grant which was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 68% and a risk-free interest rate of 1.84%. Additionally, during the nine months ended September 30, 2011, approximately 0.4 million additional LTIP units were granted to certain senior executives, which vest 25% annually over four years. The total fair value of these LTIPs was approximately $2.0 million at the date of grant which was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 67% and a risk-free interest rate of 2.18%. During the nine months ended September 30, 2011, 0.1 million vested LTIP Units were converted into 0.1 million OP units. As of September 30, 2011, approximately 1.9 million LTIP units were outstanding of which 0.9 million were vested.

During the nine months ended September 30, 2010, approximately 0.6 million LTIP units were granted to certain senior executives, which vest over either a four or five year period with a total fair value of $3.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using volatility factors of 61% and 62% and risk-free interest rates of 2.39% and 2.55%. During the nine months ended September 30, 2010, 0.3 million vested LTIP Units were converted into 0.3 million OP Units. As of December 31, 2010, approximately 1.6 million LTIP units were outstanding of which 0.3 million were vested.

Note 9 – Stockholders’ Equity

Common Stock

As of September 30, 2011, approximately 245.9 million shares of common stock were issued and outstanding.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share for net proceeds of $111.9 million.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three and nine months ended September 30, 2011 we did not issue shares of common stock through this offering. During the three months and nine months ended September 30, 2010, we issued approximately 1.8 million and 3.5 million shares of common stock through this offering, respectively.

During the three and nine months ended September 30, 2011, we issued approximately 0.3 million and 0.9 million shares of common stock, respectively, related to the redemption of OP Units (see additional information in Note 8 - Noncontrolling Interests above), and approximately 0.1 million shares and 0.2 million shares of common stock, respectively, related to vested shares of restricted stock, phantom shares and stock option exercises. During the three and nine months ended September 30, 2010, we issued approximately 0.1 million and 1.7 million shares of common stock, respectively, in connection with redemptions of OP Units, and approximately 3,000 and 0.1 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises, respectively.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings, including the offerings noted above.

Equity-Based Compensation

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three months ended September 30, 2011, we did not grant any restricted stock. During the nine months ended September 30, 2011 we granted approximately 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $5.54 per share. During the three and nine months ended September 30, 2010, we granted approximately 800 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $4.88 and $4.64 per share, respectively.

Stock Options

During the three months ended September 30, 2011, we did not grant any options. During the nine months ended September 30, 2011, we granted approximately 0.4 million stock options at the weighted-average exercise price of $5.55 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grant adjusted for estimated forfeitures totaled approximately $0.7 million and is amortized over the service period. During the three and nine months ended September 30, 2010, we granted approximately 600 and 0.5 million stock options, respectively, at the weighted-average exercise price of $4.88 and $4.58 per share, respectively, which generally vest 25% annually over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $1,000 and $0.7 million, respectively and is amortized over the service period.

Phantom Stock

During the nine months ended September 30, 2011, we granted approximately 48,000 shares of phantom stock, which vest after one year. The fair value of the aforementioned grant totaled approximately $0.3 million and is amortized over the service period. During the three and nine months ended September 30, 2010, we granted approximately 8,000 and 54,000 shares of phantom stock, respectively, which vest after one year. The fair value of the aforementioned grants totaled approximately $40,000 and $0.3 million, respectively and is amortized over the service period.

Note 10 – Related Party Transactions

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

Note 11 – Earnings per Share

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

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings per share – Basic and Diluted
Numerator
Loss from continuing operations attributable to common stockholders	$(8,122)	$(7,806)	$(25,166)	$(24,733)
Less: Distributed and undistributed earnings allocated to participating securities	(103)	(124)	(337)	(363)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(8,225)	(7,930)	(25,503)	(25,096)
Numerator for income (loss) from discontinued operations attributable to common stockholders	46	(874)	79	(1,901)

Adjusted net loss attributable to common stockholders	$(8,179)	$(8,804)	$(25,424)	$(26,997)

Denominator
Weighted average common shares outstanding – basic and diluted	245,805	211,634	241,548	210,285

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.03)	$(0.04)	$(0.11)	$(0.12)
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Net loss attributable to common stockholders	$(0.03)	$(0.04)	$(0.11)	$(0.13)

Potentially Dilutive Shares

For the three and nine months ended September 30, 2011, we have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.7 million and 5.8 million stock options and phantom stock, respectively, because their effect would be anti-dilutive. For the three and nine months ended September 30, 2010, we have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 3.9 million and 3.8 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

Note 12 – Segment Information

The Company is regionally organized with managing directors overseeing each region. Our management measures operating performance and allocates resources by region rather than by individual operating property. We manage our operations based on four operating segments and have aggregated our operations into two reportable segments (East and West). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. The following segment disclosures exclude the results from discontinued operations. Certain reclassifications have been made to prior year results to conform to the current year presentation, primarily related to the movement of certain markets from the East region to the West region.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011	December 31, 2010
Segments:
East assets	$984,839	$914,277
West assets	1,644,199	1,559,891

Total segment net assets	2,629,038	2,474,168
Non-segment assets:
Development and redevelopment assets	9,418	56,666
Properties in pre-development, including land held	40,931	23,668
Non-segment cash and cash equivalents	13,266	15,176
Other non-segment assets (1)	153,800	150,211

Total assets	$2,846,453	$2,719,889

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, straight-line rent and other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
East	$24,330	$22,044	$70,916	$62,820
West	41,545	38,542	120,504	112,089

Total rental revenues from operating properties in continuing operations	65,875	60,586	191,420	174,909
Rental revenues from development and redevelopment properties	77	(569)	129	1,256

Rental revenues	65,952	60,017	191,549	176,165
Institutional capital management and other fees	1,004	1,046	3,153	3,051

Total revenues	$66,956	$61,063	$194,702	$179,216

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
East	$18,107	$15,601	$51,854	$45,094
West	29,332	26,515	85,129	78,207

Property NOI (2)	47,439	42,116	136,983	123,301
NOI from development and redevelopment properties	—	(544)	(36)	(524)

Total property NOI	47,439	41,572	136,947	122,777
Institutional capital management and other fees	1,004	1,046	3,153	3,051
Real estate related depreciation and amortization	(33,398)	(28,526)	(96,839)	(85,755)
Impairment losses	—	—	—	(4,556)
Casualty gains	54	—	1,298	—
General and administrative	(6,346)	(6,134)	(20,465)	(18,528)
Equity in loss of unconsolidated joint ventures, net	(967)	(1,293)	(3,450)	(2,200)
Impairment losses on investments in unconsolidated joint ventures	—	—	(1,934)	—
Loss on business combinations	—	—	—	(395)
Interest expense	(16,628)	(15,493)	(46,907)	(41,481)
Interest and other income (expense)	(356)	227	(257)	112
Income tax benefit (expense) and other taxes	56	(235)	(105)	(1,056)

Loss from continuing operations	$(9,142)	$(8,836)	$(28,559)	$(28,031)

(2)

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

Included in the West operating segment rental revenues for the three and nine months ended September 30, 2011 was approximately $1.7 million and $5.1 million, respectively, attributable to the Mexico operations. Included in the West operating segment rental revenues for the three and nine months ended September 30, 2010 was approximately $1.4 million and $3.8 million, respectively, attributable to the Mexico operations. Included in the West operating segment net assets as of September 30, 2011 and December 31, 2010 was approximately $76.7 million and $72.1 million, respectively, attributable to the Mexico operations.

Note 13 – Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three and nine months ended September 30, 2011, we had no property dispositions. During the year ended December 31, 2010, we sold eight operating properties to unrelated third parties. One of the properties sold was in the West operating segment and one was in the East operating segment, together totaling approximately 0.2 million square feet, and resulted in gains of approximately $2.1 million. Of the remaining six properties sold, five were in the East operating segment and one was in the West operating segment, together totaling 0.3 million square feet, which resulted in impairment charges of $3.5 million.

For the three and nine months ended September 30, 2010, loss from discontinued operations includes the results of operations for properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three and nine months ended September 30, 2010. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the components of loss from discontinued operations for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Rental revenues	$—	$(75)	$—	$207
Rental expenses and real estate taxes	—	(59)	—	(679)
Real estate related depreciation and amortization	—	(216)	—	(763)

Operating loss	—	(350)	—	(1,235)
Interest expense	—	(23)	—	(71)
Interest and other income (expense)	51	(2)	87	(58)

Gain (loss) before gain on dispositions of real estate interests and impairment losses	51	(375)	87	(1,364)
Gain on dispositions of real estate interests	—	2,061	—	2,078
Impairment losses	—	(2,669)	—	(2,856)

Income (loss) from discontinued operations	$51	$(983)	$87	$(2,142)

Note 14 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•

national, international, regional and local economic conditions, including, in particular, the continuing impact of the economic downturn and the strength of the economic recovery and the potential impact of the financial crisis in Europe;

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

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of September 30, 2011, we owned approximately 91% of the outstanding equity interests in our operating partnership.

As of September 30, 2011, the Company owned interests in, managed or had under development approximately 78.4 million square feet of properties leased to more than 900 customers, including:

•	60.2 million square feet comprising 420 consolidated properties owned in our operating portfolio which was 89.9% occupied;

•

14.6 million square feet comprising 45 unconsolidated and managed properties which were 92.0% occupied and one managed-only property were operated on behalf of three institutional capital management partners;

•	3.4 million square feet comprising nine unconsolidated buildings with two of our unconsolidated joint venture partners; and

•	0.2 million square feet comprising one consolidated property in redevelopment.

Our primary business objectives are to maximize long-term growth in earnings and Funds From Operations, or FFO, as defined on pages 41and 42, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

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

Fundamentals for industrial real estate continue to modestly improve in response to general improvement in the economy. According to national statistics, net absorption (the net change in total occupied space) of industrial real estate turned positive in the second quarter of 2010 and national occupancy rates have increased each quarter since then. We expect moderate economic growth to continue throughout the remainder of 2011 and into early 2012, which should result in continued positive demand for warehouse space as companies expand their distribution and production platforms. Rental rates in all markets have bottomed and in a number of markets have begun to increase, although they do remain below peak levels. Consistent with recent experience and based on current market conditions, we expect average GAAP rental rates on new leases signed to continue to decrease compared to the rates on expiring leases although the decreases appear to be moderating. As positive net absorption of warehouse space continues and demand comes more into balance with supply, the rental rate environment should continue to improve. According to a national research company, average national rental rates are expected to increase moderately during the remainder of 2011 and into 2012 as vacancy rates drop below 10% of available supply.

Further, we continue to expect limited new development of warehouse space until rental rates rise to a level to justify financial returns most developers would need to attain project financing or justify construction.

For DCT Industrial, we expect same store net operating income to be slightly lower in 2011 than it was in 2010. The benefit of higher occupancy in 2011 is expected to be essentially offset by the impact of continued negative releasing spreads as the rates on expiring leases were signed near the peak of market rents.

For capital deployment, we will continue to pursue acquisitions of well-located distribution facilities and land for development at attractive prices where we can apply our leasing experience and market knowledge to generate attractive returns. During the nine months ended September 30, 2011, we acquired $163.3 million of real estate, including the noncontrolling interests’ share of $9.8 million. We will pursue the acquisition of land and consider construction of new buildings on a build-to-suit or for-lease basis in markets where we perceive demand and market rental rates will provide attractive financial returns.

Regarding our financing plans, as of September 30, 2011, we have $3.4 million of debt principal payments required during the remainder of 2011, comprised of maturities of fixed-rate secured borrowings and regularly scheduled principal amortization. On August 1, 2011, we issued $225.0 million of senior unsecured notes. The proceeds were partially used to pay down borrowings under our senior unsecured revolving credit facility, with the remainder expected to be used to pay down expiring mortgage notes and for general corporate use. Based on recent financing activity and higher market interest rates, our average interest rate is expected to increase and therefore our interest expense is expected to continue to increase throughout the remainder of 2011 as a result of these new borrowings as well as the impact of financing activity completed in 2010. We anticipate having sufficient cash flow to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new shares, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.

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

Summary of the nine months ended September 30, 2011

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

•

During the nine months ended September 30, 2011, we retired $122.9 million of maturing mortgage notes which were repaid using proceeds from our senior unsecured revolving credit facility and our senior unsecured notes issued through a private placement.

•

During the first quarter of 2011, we assumed one secured, non-recourse note with an outstanding balance of approximately $3.9 million in connection with a property acquisition. The assumed note bears interest at a rate of 4.96%, requires monthly payments of principal and interest and matures in August 2023.

•	In April 2011, we refinanced $50.0 million of maturing senior unsecured notes. The new fixed-rate notes bear interest of 5.43%, mature in April 2020 and require quarterly interest payments.

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

•

On June 3, 2011 we entered into an amendment to extend the maturity date of our $300.0 million senior unsecured revolving credit facility from August 19, 2013 until June 3, 2015. This amendment also increased the number of banks included on the facility from nine to twelve and reduced the interest rate payable to either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon the Company’s leverage ratio. The amendment also provides us the ability, from time to time, to extend the size of the facility by up to an additional $200.0 million, to a total of $500.0 million, subject to receipt of lender commitments and other conditions.

•

In July 2011, we assume one secured, non-recourse note with an outstanding balance of approximately $3.4 million in connection with a property acquisition. The assumed note bears interest of 6.0%, requires monthly payments of principal and interest and matures in April 2014.

•

On August 1, 2011, we issued $225.0 million of new fixed rate, senior unsecured notes through a private placement. These senior unsecured notes have a weighted average maturity of 8.5 years and a weighted average interest rate of 4.93%. The notes have maturities of 5, 7, 8, 10, 11 or 12 years. Proceeds from these notes were used to pay down borrowings under our senior unsecured revolving credit facility with the remainder used to pay down expiring mortgage notes and for general corporate use.

•	Acquisitions

•

During the nine months ended September 30, 2011, we acquired 20 buildings comprising 2.2 million square feet and controlling ownership interests in three buildings totaling 364,000 square feet. We also acquired three land parcels which total approximately 81.9 acres. These properties, land and ownership interests were acquired for a total purchase price of approximately $163.3 million, including $9.8 million attributable to the noncontrolling interests’ share, using borrowing under our senior unsecured revolving credit facility, the private placement of our senior unsecured notes and existing cash balances.

Customer Diversification

As of September 30, 2011, there were no customers that occupied more than 1.8% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of September 30, 2011, who occupy a combined 6.8 million square feet of our consolidated operating and development properties.

Customer	Percentage of Annualized Base Rent
CEVA Logistics	1.8%
Deutsche Post World Net (DHL & Exel)	1.7%
Bridgestone/Firestone	1.3%
Technicolor	1.3%
United Parcel Service (UPS)	1.3%
The Glidden Company	1.2%
YRC.	1.2%
United Stationers Supply Company	1.1%
Crayola	1.1%
The Dial Corporation	1.0%

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases. In the event that a tenant with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and tenant receivables.

News reports have indicated that the parent company, YRC Worldwide, Inc., of one of our top ten tenants, YRC, has encountered financial difficulties and therefore has the potential to file for bankruptcy. YRC currently leases three truck terminals in the infill area of Los Angeles, at what we believe are below market rents. Through September 30, 2011, YRC has paid all rents due and has no balances outstanding.

We continuously monitor the financial condition of our tenants. We communicate often with those tenants who have been late on payments or filed bankruptcy. We are not currently aware of the pending bankruptcy of any other tenants beyond those described above that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent.

Results of Operations

Summary of the three and nine months ended September 30, 2011 compared to the same periods ended September 30, 2010

DCT is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As of September 30, 2011, the Company owned interests in, managed or had under development approximately 78.4 million square feet of properties leased to more than 900 customers, including 14.6 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of September 30, 2011, we consolidated 420 operating properties and one redevelopment property.

Comparison of the three months ended September 30, 2011 compared to the same period ended September 30, 2010

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses (income) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 371 operating properties and was comprised of 52.8 million square feet. A discussion of these changes follows in the table below (in thousands).

	Three Months Ended September 30,
	2011	2010	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$57,718	$58,250	$(532)
Non-same store operating properties	7,888	1,090	6,798
Development and redevelopment	77	424	(347)
Revenues related to early lease terminations	269	253	16

Total rental revenues	65,952	60,017	5,935

Rental Expenses and Real Estate Taxes
Same store	16,418	17,376	(958)
Non-same store operating properties	2,016	349	1,667
Development and redevelopment	79	720	(641)

Total rental expenses and real estate taxes	18,513	18,445	68

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	41,300	40,874	426
Non-same store operating properties	5,872	741	5,131
Development and redevelopment	(2)	(296)	294
Revenues related to early lease terminations	269	253	16

Total property net operating income	47,439	41,572	5,867

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	1,004	1,046	(42)
Loss on dispositions of real estate interests	—	(3)	3
Equity in loss of unconsolidated joint ventures, net	(967)	(1,293)	326
Interest and other income (expense)	(356)	227	(583)
Casualty gains	54	—	54

Total other revenue and other income (loss)	(265)	(23)	(242)

Other Expenses (Income)
Real estate related depreciation and amortization	33,398	28,526	4,872
Interest expense	16,628	15,493	1,135
General and administrative	6,346	6,134	212
Income tax (benefit) expense and other taxes	(56)	235	(291)

Total other expenses	56,316	50,388	5,928

Income (loss) from discontinued operations	51	(983)	1,034
Net loss attributable to noncontrolling interests	1,015	1,142	(127)

Net loss attributable to common stockholders	$(8,076)	$(8,680)	$604

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, general and administrative expenses and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 12 – Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, tenant recovery income, early lease termination fees and other rental revenues, increased by $5.9 million, or 9.9%, for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to the following changes:

•

$6.8 million increase in our non-same store rental revenues, primarily driven by the addition of 45 properties, which resulted from the acquisition of 35 properties and the completion of development and redevelopment of 10 properties which have been moved into operations since June 30, 2010; partially offset by

•	$0.5 million decrease in total revenue in our same store portfolio due primarily to the following:

•	$1.1 million decrease in base rent related to lower rental rates despite a 310 basis point increase in average occupancy in our same store portfolio; which was partially offset by

•	$0.5 million increase in revenues related to straight-line rent adjustments and above and below market rent adjustments; and

•	$0.1 million increase in operating expense recoveries; and

•	$0.3 million decrease in rental revenues in our development and redevelopment portfolios as 10 properties were placed into operation within our non-same store portfolio since June 30, 2010.

The following table illustrates the various components of our total rental revenues for the three months ended September 30, 2011 and 2010 (in thousands).

	For the Three Months Ended September 30,
	2011	2010	$ Change
Base rent	$49,782	$46,010	$3,772
Straight-line rent and amortization of above and below market rent intangibles	1,961	1,080	881
Tenant recovery income	13,270	11,984	1,286
Other	670	690	(20)
Revenues related to early lease terminations	269	253	16

Total rental revenues	$65,952	$60,017	$5,935

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $0.1 million, or 0.4%, for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to:

•	$1.0 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation, partially offset by;

•

$0.9 million net decrease in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by decreases in property taxes, repairs, maintenance and non-recoverable expenses, partially offset by increases in property insurance and utilities.

Other Revenue and Other Income (Loss)

Total other revenue and other income decreased by approximately $0.2 million for the three months ended September 30, 2011 as compared to the same period in 2010, primarily due to:

•	$0.6 million decrease in interest and other income, primarily as a result of the an exchange rate loss from Mexico operations; partially offset by

•	$0.3 million decrease in equity in loss of unconsolidated joint ventures primarily as a result of an increase in occupancy at two of our development joint ventures.

Other Expenses (Income)

Other expenses (income) increased by approximately $5.9 million, or 11.8%, for the three months ended September 30, 2011 as compared to the same period in 2010, primarily a result of:

•	$4.9 million increase in depreciation expense resulting from real estate acquisitions and capital additions;

•

$1.1 million increase in interest expense related primarily to higher average interest rates on higher debt balances due to refinancing at higher rates and issuance of new debt since the third quarter of 2010; and

•

$0.2 million increase in general and administrative expenses, which included an increase in personnel costs partially offset by an increase in capitalized overhead as a result of additional time and resources being utilized on leasing, capital projects and development activities; which are partially offset by

•	$0.3 million decrease in income tax and other taxes primarily as a result of an income tax benefit recognized in our taxable REIT subsidiary.

Income (Loss) from Discontinued Operations

We had income from discontinued operations of $51,000 for the three months ended September 30, 2011 as compared to a loss of $1.0 million in the same period in 2010. This change is a result of no dispositions during the three months ended September 30, 2011 and eight dispositions in 2010, whose losses were included in discontinued operations for the three months ended September 30, 2010.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by approximately $0.1 million, or 11.1%, due to a decrease of consolidated net loss, period over period, and an increase of 2% in our ownership of the operating partnership, partially offset by additional noncontrolling interests in properties acquired (see “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties”). We owned approximately 91% and 89% of our operating partnership as of September 30, 2011 and 2010, respectively. The change in ownership was primarily due to the equity offering in February 2011, our continuous equity offering (see “Notes to Consolidated Financial Statements, Note 9 – Stockholders’ Equity” for additional information) and redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 8 – Noncontrolling Interests” for additional information).

Comparison of the nine months ended September 30, 2011 compared to the same period ended September 30, 2010

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 367 operating properties and was comprised of 52.4 million square feet. A discussion of these changes follows in the table below (in thousands).

	Nine months ended September 30,
	2011	2010	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$169,049	$171,158	$(2,109)
Non-same store operating properties	21,914	3,421	18,493
Development and redevelopment	129	1,017	(888)
Revenues related to early lease terminations	457	569	(112)

Total rental revenues	191,549	176,165	15,384

Rental Expenses and Real Estate Taxes
Same store	48,466	50,221	(1,755)
Non-same store operating properties	5,971	1,387	4,584
Development and redevelopment	165	1,780	(1,615)

Total rental expenses and real estate taxes	54,602	53,388	1,214

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	120,583	120,937	(354)
Non-same store operating properties	15,943	2,034	13,909
Development and redevelopment	(36)	(763)	727
Revenues related to early lease terminations	457	569	(112)

Total property net operating income	136,947	122,777	14,170

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	3,153	3,051	102
Gain on dispositions of real estate interests	—	13	(13)
Equity in loss of unconsolidated joint ventures, net	(3,450)	(2,200)	(1,250)
Interest and other income (expense)	(257)	112	(369)
Casualty gains	1,298	—	1,298

Total other revenue and other income	744	976	(232)

Other Expenses
Real estate related depreciation and amortization	96,839	85,755	11,084
Loss on business combinations,	—	395	(395)
Interest expense	46,907	41,481	5,426
General and administrative	20,465	18,528	1,937
Income tax expense and other taxes	105	1,056	(951)
Impairment losses	1,934	4,556	(2,622)

Total other expenses	166,250	151,771	14,479

Income (loss) from discontinued operations	87	(2,142)	2,229
Net loss attributable to noncontrolling interests	3,385	3,526	(141)

Net loss attributable to common stockholders	$(25,087)	$(26,634)	$1,547

(1)

For a discussion of why we view property net operating income to be an appropriate supplemental performance measure see page 23, above. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 12 – Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, tenant recovery income, early lease termination fees and other rental revenues, increased by $15.4 million, or 8.7%, for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to the following changes:

•

$18.5 million increase in our non-same store rental revenues, primarily driven by the addition of 48 properties, resulting from the acquisition of 38 properties and the completion of development and redevelopment on 10 properties moved into operations since January 1, 2010; partially offset by

•	$2.1 million decrease in total revenue in our same store portfolio due primarily to the following:

•	$2.1 million decrease in base rent resulting from decreased rental rates despite an increase in average occupancy in our same store portfolio of 220 basis points;

•	$0.5 million decrease in recovery income, which is primarily related to a decrease in our recoverable expenses;

•	$0.8 million decrease related to a settlement of a tenant in liquidation which was recorded in 2010; partially offset by

•	$0.5 million increase in revenues related to above market rent adjustments; and

•	$1.0 million increase in straight-line rent; and

•	$0.9 million decrease in rental revenues in our development and redevelopment portfolios as 10 properties have been placed into operation within our non-same store portfolio since January 1, 2010.

The following table illustrates the various components of our total rental revenues for the nine months ended September 30, 2011 and 2010 (in thousands).

	For the Nine months ended September 30,		$ Change
	2011	2010
Base rent	$144,817	$134,445	$10,372
Straight-line rent and amortization of above and below market rent intangibles	7,381	3,813	3,568
Tenant recovery income	37,141	34,687	2,454
Other	1,753	2,650	(897)
Revenues related to early lease terminations	457	570	(113)

Total rental revenues	$191,549	$176,165	$15,384

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $1.2 million, or 2.3%, for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to:

•	$3.0 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment placed into operations, partially offset by;

•	$1.8 million net decrease in our rental expenses and real estate taxes in our same store portfolio, primarily driven by decreases in property taxes and non-recoverable expenses.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) decreased by approximately $0.2 million, or 23.8% for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to:

•	$1.3 million casualty gain resulting from storm damage on one of our properties (See “Notes to the Consolidated Financial Statements, Note 3 – Investment in Properties”); partially offset by

•	$1.3 million increase in equity in losses of as a result of a decrease in capitalized interest and expenditures in development joint ventures; and

•	$0.4 million decrease in interest and other income, due primarily to the following:

•	$0.8 million decrease in the net exchange rate gains from Mexico operations; and

•	$0.7 million decrease in interest income as a result of a reduction in our notes receivable balance; partially offset by

•	$1.1 million decrease in debt modification costs.

Other Expenses

Other expenses increased by approximately $14.5 million, or 9.5%, for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily as a result of:

•	$11.0 million increase in depreciation expense resulting from real estate acquisitions and capital additions over the periods being compared;

•	$5.4 million increase in interest expense primarily related to higher interest rates on debt which has been refinanced and issued since the beginning of 2010; and

•

$1.9 million increase in general and administrative expenses, primarily related to an increase in acquisition costs of approximately $1.0 million for the increased number of properties acquired during 2011 and an increase in personnel costs; which are partially offset by

•

$2.6 million decrease in impairments from a $1.9 million impairment loss recorded on one of our investments in unconsolidated joint ventures in 2011 as compared to a $4.6 million held for use impairment recorded in 2010; and

•	$1.4 million decrease in expenses related to a $0.4 million loss on a business combination in 2010 and a $1.0 million decrease in income tax expense in 2011, related to a benefit recognized in 2011.

Income (Loss) from Discontinued Operations

We had income from discontinued operations of $87,000 during the nine months ended September 30, 2011 compared to a loss of approximately $2.1 million in the same period in 2010 as a result of no dispositions during the nine months ended September 30, 2011 and eight dispositions in 2010, whose losses are included in discontinued operations for the nine months ended September 30, 2010.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by approximately $0.1 million due to a decrease of consolidated net loss, period over period, and an increase of 2% in our ownership of the operating partnership, partially offset by the additional noncontrolling interests in properties acquired (see “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties”). We owned approximately 91% and 89% of our operating partnership as of September 30, 2011 and 2010, respectively. The change in ownership was primarily due to the equity offering in February 2011, our continuous equity offering (see “Notes to Consolidated Financial Statements, Note 9 – Stockholders’ Equity” for additional information) and redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 8 – Noncontrolling Interests” for additional information).

Segment Summary for the three and nine months ended September 30, 2011 compared to the same periods ended September 30, 2010

The following table summarizes financial information related to our consolidated operating properties in continuing operations by segment as of and for the three and nine months ended September 30, 2011 compared to same periods in 2010 (dollar amounts in thousands). Certain reclassifications have been made to prior year results to conform to the current year presentation, primarily related to the movement of certain markets from the East region to the West region.

	East			West
Operating properties in continuing operations:	2011	2010	Change	2011	2010	Change
Number of buildings	141	128	13	279	249	30
Square feet (in thousands)	23,488	21,986	1,502	36,765	32,636	4,129
Occupancy at end of period	88.6%	85.0%	3.6%	90.8%	88.2%	2.6%
Segment assets	$984,839	$907,179	$77,660	$1,644,199	$1,425,110	$219,089
For the three months ended September 30:
Rental revenues	$24,330	$22,044	$2,286	$41,545	$38,542	$3,003
Property net operating income (1)	$18,107	$15,601	$2,506	$29,332	$26,515	$2,817
For the nine months ended September 30:
Rental revenues	$70,916	$62,820	$8,096	$120,504	$112,089	$8,415
Property net operating income (1)	$51,854	$45,094	6,760	$85,129	$78,207	$6,922

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure, see page 23 above. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 12 – Segment Information.”

East Segment

East Segment property NOI increased approximately $2.5 million, for the three months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of:

•

$2.3 million increase in rental revenues as a result of the acquisition of seven operating properties and completion of development of seven properties which were placed into operations since September 30, 2010; and

•	$0.2 million decrease in operating expenses, including a 20.0% decrease in property taxes.

East Segment property NOI increased approximately $6.8 million, for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of:

•

$6.2 million increase in base rent, straight-line rent and amortization of above and below market rents as a result of the acquisition of seven operating properties and completion of development on seven properties which were placed into since September 30, 2010; and

•	$0.8 million increase in operating expense recoveries in excess of expenses.

West Segment

West Segment property NOI increased approximately $2.8 million for the three months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of:

•

$2.6 million increase in base rent and straight-line rent as a result of the acquisition of 23 operating properties and completion of development on six properties which were placed into operations in the West operating segment during the period from October 1, 2010 through September 30, 2011; and

•	$0.3 million increase of operating expense recoveries in excess of expenses.

West Segment property NOI increased approximately $6.9 million for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of:

•

$8.3 million increase in base rent and straight-line rent as a result of the acquisition of 23 operating properties and completion of development of six properties which were placed into operations in the West operating segment during the period from October 1, 2010 through September 30, 2011; partially offset by

•	$0.8 million decrease in revenues related to a settlement of a tenant in liquidation which was recorded in 2010.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of September 30, 2011 and 2010 (in thousands).

	September 30,
	2011	2010
Segments:
East assets	$984,839	$907,179
West assets	1,644,199	1,425,110

Total segment net assets	2,629,038	2,332,289
Non-segment assets:
Development and redevelopment assets	9,418	111,080
Properties in pre-development including land held	40,931	28,678
Non-segment cash and cash equivalents	13,266	14,423
Other non-segment assets (1)	153,800	136,314

Total assets	$2,846,453	$2,622,784

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

Cash Flows

“Cash and cash equivalents” were $15.3 million and $17.3 million as of September 30, 2011 and December 31, 2010, respectively. Net cash provided by operating activities increased by $7.5 million to $78.5 million during the nine months ended September 30, 2011 compared to $71.0 million during the same period in 2010. This change was primarily due to a decrease in cash paid for accrued expenses and other liabilities during the periods.

Net cash used in investing activities increased $157.3 million to $202.3 million during the nine months ended September 30, 2011 compared to $45.0 million during the same period in 2010. This change was primarily due to the acquisition of 23 properties and land which resulted in an increase in cash outflows of $120.6 million, a $9.8 million increase in capital expenditures, a $15.9 million increase in contributions to our unconsolidated joint ventures, a decrease of $16.0 million in proceeds from dispositions and a $12.0 million increase in distributions from our unconsolidated joint ventures, as well as changes in various other investing activities.

Net cash provided by financing activities was $121.8 million during the nine months ended September 30, 2011 compared to net cash used of $30.0 million during the same period in 2010. This change was primarily due to net proceeds of $111.9 million from the equity offering completed in February of 2011, as well as an increase in the total net receipts from our debt of $63.2 million; partially offset by an increase in our dividends paid of $5.6 million to common stockholders.

Common Stock

As of September 30, 2011, approximately 245.9 million shares of common stock were issued and outstanding.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share for net proceeds of $111.9 million.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three and nine months ended September 30, 2011 we did not issue shares of common stock through this offering. During the three months and nine months ended September 30, 2010, we issued approximately 1.8 million and 3.5 million shares of common stock through this offering, respectively. As of September 30, 2011, 7.4 million shares remain available to be issued under the program.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings, including the offerings noted above.

Distributions

During the three and nine months ended September 30, 2011, our board of directors declared distributions to stockholders totaling approximately $19.0 million and $57.7 million, respectively, including distributions to OP unitholders. During the same periods in 2010, our board of directors declared distributions to stockholders of approximately $16.9 million and $50.4 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2011 and 2010.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During October 2011, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on January 12, 2012 to stockholders and OP unitholders of record as of December 29, 2011.

Outstanding Indebtedness

As of September 30, 2011, our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, which excludes approximately $62.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2010, our outstanding indebtedness of approximately $1.2 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, which excludes approximately $62.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of September 30, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2010, the gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage debt was approximately $1.0 billion. Our debt has various covenants with which we were in compliance as of September 30, 2011 and December 31, 2010.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from operations are sufficient to satisfy these monthly and quarterly debt service requirements, excluding principal maturities, and we anticipate that cash flows from operations will continue to be sufficient to satisfy our monthly and quarterly debt service, excluding principal maturities. During the three and nine months ended September 30, 2011 our debt service, including principal payments and refinancing activities and interest payments, totaled $94.3 million and $201.3 million, respectively. During the three and nine months ended September 30, 2010 our debt service, including principal payments and refinancing activities and interest payments, totaled $21.8 million and $366.7 million, respectively.

Debt Retirement and Refinancing

During the nine months ended September 30, 2011, we retired $122.9 million of maturing mortgage notes which were repaid using proceeds from the Company’s senior unsecured revolving credit facility and with proceeds from our senior unsecured notes issued through a private placement discussed below.

In April 2011, we refinanced $50.0 million of maturing senior unsecured notes. The new fixed-rate notes bear interest of 5.43%, mature in April 2020 and require quarterly interest payments.

Debt Issuances

On June 3, 2011, we entered into a term loan agreement with a syndicate of 12 banks, pursuant to which we borrowed $175.0 million through a senior unsecured loan. The term loan is scheduled to mature on June 3, 2015 and may be prepaid in whole or in part at any time. The term loan agreement provides for a variable interest rate based on either the base rate under the agreement or LIBOR, at our election, plus a margin that is initially based on our leverage ratio. The margins on base rate loans initially may range from 0.80% to 1.65% per annum, and the margins on LIBOR-based loans may range from 1.80% to 2.65% per annum. This loan agreement has various covenants with which we are in compliance as of September 30, 2011. We used the term loan, together with proceeds from a draw under our senior unsecured revolving credit facility, to repay our unsecured term loan that was scheduled to mature on June 6, 2011.

On August 1, 2011 we issued $225.0 million of new fixed rate, senior unsecured notes through a private placement. These senior unsecured notes have a weighted average maturity of 8.5 years and a weighted average interest rate of 4.93%. The notes have maturities of 5, 7, 8, 10, 11 or 12 years. The notes and related purchase agreement contain various covenants with which we are in compliance with as of September 30, 2011. Proceeds from these notes were used to pay down borrowings under our senior unsecured revolving credit facility with the remainder used to pay down expiring mortgage notes and for general corporate purposes.

Line of Credit

As of September 30, 2011 and December 31, 2010, we had $51.5 million and $51.0 million outstanding on our senior unsecured revolving credit facility, respectively, and had $248.5 million available for borrowing under our senior unsecured revolving credit facility as of September 30, 2011.

On June 3, 2011 we entered in an amendment to extend the maturity date of our $300.0 million senior unsecured revolving credit facility from August 19, 2013 until June 3, 2015. This amendment also increased the number of banks included on the facility from nine to twelve and reduced the interest rate payable to either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon the Company’s leverage ratio. The amendment also provides us the ability, from time to time, to extend the size of the facility by up to an additional $200.0 million, to a total of $500.0 million, subject to receipt of lender commitments and other conditions. We incurred a total of approximately $2.1 million in fees paid to the creditor and third-party costs which have been deferred and will be amortized over the life of the new credit facility. Proceeds from draws on the line have been used to repay mortgage notes and senior unsecured notes as they became due, to finance our property acquisitions and for general corporate purposes including payment of distributions. The senior unsecured revolving credit facility agreement contains various covenants with which we are in compliance with as of September 30, 2011. See Note 3 – Investment in Properties for further detail related to our property acquisitions.

Debt assumptions

During the nine months ended September 30, 2011, we assumed two secured, non-recourse notes with outstanding balances of approximately $3.9 million and $3.4 million in connection with two property acquisitions. The assumed notes bear interest at rates of 4.96% and 6.00%, respectively, and require monthly payments of principal and interest. The maturity dates of the assumed notes are August 2023 and April 2014, respectively.

Interest rate swap

As of September 30, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of September 30, 2011 (in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2011	$—	$3,411	$—	$3,411
2012	—	57,580	—	57,850
2013	175,000	43,816	—	218,816
2014	50,000	9,475	—	59,475
2015	215,000	47,822	51,500	314,322
Thereafter	495,000	137,179	—	631,909

Total	$935,000	$299,283	$51,500	$1,285,783

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

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2011; specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands).

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,648,224	$107,373	$456,402	$444,026	$640,423
Operating lease commitments	1,478	534	587	357	—
Ground lease commitments(3)	13,891	474	949	1,068	11,400
Forward purchase commitments	15,483	3,130	12,353	—	—

Total	$1,679,076	$111,511	$470,291	$445,451	$651,823

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Excluded from the total are our estimated construction costs to complete development projects of approximately $30.0 million, none of which is legally committed, and $11.3 million is expected to be funded with existing construction loans.
(2)	Variable interest rate payments are estimated based on the LIBOR rate at September 30, 2011.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

As of September 30, 2011, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $24.0 million; $13.3 million is scheduled to mature by the end of 2012 and $10.7 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise. As of September 30, 2011, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $62.7 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2011	$—
2012	13,335
2013	17,196
2014	4,513
2015	3,129
Thereafter	24,561

Total	$62,734

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

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(8,076)	$(8,680)	$(25,087)	$(26,634)
Adjustments:
Real estate related depreciation and amortization	33,398	28,742	96,839	86,518
Equity in loss of unconsolidated joint ventures, net	967	1,293	3,450	2,200
Equity in FFO of unconsolidated joint ventures	1,083	403	2,119	3,080
Loss on business combinations	—	—	—	395
Gain on dispositions of real estate interests	—	(2,058)	—	(2,092)
Gain on dispositions of non-depreciated real estate	—	6	—	12
Noncontrolling interest in the operating partnership’s share of the above adjustments	(3,655)	(3,108)	(10,852)	(10,143)
FFO attributable to unitholders	2,413	2,030	6,936	6,737

FFO attributable to common stockholders and unitholders – basic and diluted	$26,130	$18,628	$73,405	$60,073

FFO per common share and unit — basic and diluted	$0.10	$0.08	$0.27	$0.25
FFO weighted average common shares and units outstanding:
Common shares for earnings per share — basic:	245,805	211,634	241,548	210,285
Participating securities	1,555	1,801	1,623	1,678
Units	25,011	25,985	25,260	26,563

FFO weighted average common shares, participating securities and units outstanding — basic:	272,371	239,420	268,431	238,526
Dilutive common stock equivalents	429	296	468	424

FFO weighted average common shares, participating securities and units outstanding — diluted:	272,800	239,716	268,899	238,950

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the three and nine months ended September 30, 2011 and 2010, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

As of September 30, 2011 and December 31, 2010, our derivatives had a fair value that resulted in a liability of $25.6 million and $10.1 million, respectively, and was included in “Other liabilities” in our Consolidated Balance Sheets.

The net liabilities associated with these derivatives would increase approximately $1.0 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of September 30, 2011.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2011, we had approximately $226.5 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the nine months ended September 30, 2011 would have increased by approximately $0.4 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $7.2 million during the nine months ended September 30, 2011.

As of September 30, 2011, the estimated fair value of our debt was approximately $1.4 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2011, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a.	Exhibits

*3.1	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

*3.2	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

*3.3	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)

*10.1	Resignation and Release Agreement, dated as of July 26, 2011, by and between DCT Industrial Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2011)

*10.2	Employment Agreement, dated as of September 19, 2011, by and between DCT Industrial Trust Inc. and Matthew T. Murphy (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: November 3, 2011	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: November 3, 2011	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: November 3, 2011	/s/ Mark Skomal
Mark Skomal
Chief Accounting Officer

EXHIBIT INDEX

a. Exhibits

*3.1	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

*3.2	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

*3.3	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)

*10.1	Resignation and Release Agreement, dated as of July 26, 2011, by and between DCT Industrial Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2011)

*10.2	Employment Agreement, dated as of September 19, 2011, by and between DCT Industrial Trust Inc. and Matthew T. Murphy (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.