Form 10-K
period 2011-12-31
DCT Industrial Trust Inc.
filed 2012-02-29
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

As of June 30, 2011, the aggregate market value of the 242.5 million shares of voting and non-voting common stock held by non-affiliates of the registrant was $1.3 billion based on the closing sale price of $5.23 as reported on the New York Stock Exchange on June 30, 2011. (For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of February 17, 2012 there were 247,088,176 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held April 26, 2012 are incorporated by reference into Part III of this Annual Report.

DCT INDUSTRIAL TRUST INC.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K (“Annual Report”) that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•

national, international, regional and local economic conditions, including, in particular, the continuing impact of the ongoing economic downturn and the strength of the economic recovery and the impact of the financial crisis in Europe;

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

The Company

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of December 31, 2011, we owned approximately 90% of the outstanding equity interests in our operating partnership.

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

Business Overview

Our portfolio primarily consists of high-quality functional bulk distribution warehouses and light industrial properties. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow our customers’ efficient and flexible use of the buildings. In the future, we intend to continue to focus on properties that exhibit these characteristics in select U.S. markets where we believe we can achieve favorable returns and leverage our local expertise. We seek to maximize long-term earnings and shareholder value within the context of overall economic conditions, primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties in major distribution markets. In addition, we will recycle our capital by disposing of existing assets and reinvesting the proceeds into newly acquired or developed assets where we believe the returns will be more favorable over time.

As of December 31, 2011, the Company owned interests in, managed or had under development approximately 75.5 million square feet of properties leased to approximately 900 customers, including:

•	58.1 million square feet comprising 408 consolidated properties owned in our operating portfolio which were 90.6% occupied;

•	0.2 million square feet comprising one consolidated property under redevelopment; and

•	17.2 million square feet comprising 52 unconsolidated properties which were 86.3% occupied and one managed-only property operated on behalf of five institutional capital management partners.

As of December 31, 2011, our total consolidated portfolio consisted of 409 properties with an average size of 142,000 square feet and an average age of 20.2 years.

During the year ended December 31, 2011, we acquired 24 buildings comprising 2.8 million square feet and controlling ownership interests in three buildings totaling 0.4 million square feet. These properties, land and ownership interests were acquired for a total purchase price of approximately $222.6 million, including $9.8 million attributable to the noncontrolling interests’ share. We funded these acquisitions with proceeds from our equity offering, proceeds from asset sales, proceeds from our private placement of senior unsecured notes, borrowings under our senior unsecured revolving credit facility, proceeds from a nonrecourse mortgage financing, issuance of OP units and existing cash balances.

During the year ended December 31, 2011, we sold 16 operating properties totaling approximately 2.7 million square feet to third-parties. The properties were sold for combined gross proceeds of approximately $108.3 million, resulting in gains of $12.0 million and impairment losses of $7.8 million, which represented the difference between the carrying value and the fair value of the assets sold, net of sales costs.

We have a broadly diversified tenant base. As of December 31, 2011, our consolidated operating properties had leases with approximately 900 customers with no single customer accounting for more than 1.7% of the total annualized base rents of our properties. Our ten largest customers occupy approximately 10.6% of our consolidated properties based on square footage and account for approximately 12.8% of the annualized base rents of these properties. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our customers. Furthermore, we are actively engaged in meeting our customers’ expansion and relocation requirements.

Our principal executive office is located at 518 Seventeenth Street, Suite 800, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Baltimore, Maryland; Cincinnati, Ohio; Dallas, Texas; Houston, Texas; Moonachie, New Jersey; Newport Beach, California; Orlando, Florida; and Monterey, Mexico. Our website address is www.dctindustrial.com.

Business Strategy

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO per share (see definition in “Selected Financial Data”), and to maximize the net asset value of our portfolio and total shareholder return. The strategies we intend to execute to achieve these objectives include:

•

Maximizing Cash Flows From Existing Properties.    We intend to maximize the cash flows from our existing properties by active leasing and management, maintaining strong customer relationships, controlling operating expenses and physically maintaining the quality of our properties. Renewing tenants, leasing space and effectively managing expenses are critical to achieving our objectives and are a primary focus of our local real estate teams.

•

Profitably Acquiring Properties.    We seek to acquire properties that meet our asset, location and financial criteria at prices and potential returns which we believe are attractive. We have indentified certain markets and sub-markets where we focus our efforts on identifying buildings to acquire. Acquisitions may include fully-leased buildings, vacant properties, or land where we think our leasing and development expertise can add value.

•

Selectively Pursuing New Development.    To meet current tenant demand, we intend to develop new assets in in-fill locations in select markets where rents and vacancy levels demonstrate the need for new construction. During 2011, we acquired five land parcels totaling approximately 102.2 acres. During 2011, we commenced construction of two buildings totaling 178,000 square feet on a 13.3 acre land site in the Dulles Corridor submarket of Washington D.C. which is expected to be completed early in 2012. In 2011, we also entered into a forward purchase commitment with an unrelated third-party to acquire a newly constructed industrial facility totaling approximately 267,000 square feet on a 16.0 acre site in the Northwest submarket of Houston, which is expected to be completed in mid-2012. There is active interest by a number of users for both projects.

•

Recycling Capital.    We intend to selectively dispose of non-strategic assets and redeploy the proceeds into higher growth acquisition and development opportunities. In 2011, we sold $108.3 million of non-strategic assets for deployment into higher growth assets.

•

Conservatively Managing Our Balance Sheet.    We plan to maintain financial metrics, including leverage and coverage ratios on a basis consistent with our investment grade peers. This strategy has provided protection from turmoil in the capital markets during the economic downturn and should keep us well positioned to finance capital deployment opportunities as they arise. In addition, we believe that a conservatively managed balance sheet provides a competitive long-term cost of capital by lowering borrowing costs over time.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties. Although our business strategy reflects current market conditions, we believe our long-term success is supported through the following competitive strengths:

•

High-Quality Industrial Property Portfolio.    Our portfolio of industrial properties primarily consists of high-quality bulk distribution facilities in high volume markets specifically designed to meet the warehousing needs of regional and national companies. The majority of our properties are specifically designed for use by major distribution users and are readily divisible to meet re-tenanting opportunities. We believe that our concentration of high-quality bulk distribution properties provides us with a competitive advantage in attracting and retaining distribution users across the markets in which we operate.

•

Experienced and Committed Management Team.    Our executive management team collectively has an average of nearly 26 years commercial real estate experience and 15 years of industrial real estate experience. Additionally, our executive management team has extensive public company operating experience.

•

Strong Operating Platform.    We have a team of 63 experienced transaction and property management professionals working in ten regional offices to maximize market opportunities effectively through local expertise, presence and relationships. We believe successfully meeting the needs of our customers and anticipating and responding to market opportunities will result in achieving superior returns from our properties.

•

Proven Acquisition and Disposition Capabilities.    The company has extensive experience in acquiring industrial real estate, including both smaller transactions as well as larger portfolio acquisitions. Our local market teams are an important advantage in sourcing potential transactions, both marketed as well as off-market. The average transaction size of our acquisitions in 2010 and 2011 was $12.1 million; demonstrating our ability to access a significant pipeline of smaller acquisitions. Further, consistent with our capital recycling strategy, we have disposed of a cumulative $931.3 million of real estate investments since inception. Our ability to acquire and sell real estate is driven by the experience of our transaction personnel and our extensive network of industry relationships within the brokerage, development and investor communities.

•

Extensive Development and Redevelopment Expertise.    Our local market teams have significant experience in all facets of value-add activities including build to suit, ground up development and redevelopment capabilities. We believe our teams’ knowledge of our focus markets’ opportunities and relationship with the key market participants, including land owners, users and brokers, combined with the technical expertise required to successfully execute on complex transactions, provides us with an excellent platform to create value while appropriately managing risk.

•

Strong Industry Relationships.    We believe that our extensive network of industry relationships with the brokerage, development and investor communities will allow us to execute successfully our acquisition, development and capital recycling strategies. These relationships augment our ability to source acquisitions in off-market transactions outside of competitive marketing processes, capitalize on development opportunities and capture repeat business and transaction activity. Our strong relationships with local and nationally focused brokers aids in attracting and retaining tenants.

•

Capital Structure.    Our capital structure and business plan provides us with sufficient financial flexibility and capacity to fund future growth. As of December 31, 2011 we had $290.2 million available under our senior unsecured revolving credit facility and 312 of our consolidated operating properties with a gross book value of $2.4 billion were unencumbered.

Operating Segments

During 2011, management reorganized internal reporting whereby the operating results used to assess performance were aggregated into three reportable segments, East, Central and West, which are based on the geographical locations of our properties. This change aligns the markets by which management and their operating teams conduct and monitor business. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. See additional information in “Item 2. Properties” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements, Note 14—Segment Information.”

Competition

The market for the leasing of industrial real estate is highly competitive. We experience competition for tenants from other existing assets in proximity to our buildings as well as from proposed new developments. As a result, we may have to provide free rental periods, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.

The market for the acquisition of industrial real estate is also very competitive. We compete for real property investments with other REITs and institutional investors such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do.

Employees

As of December 31, 2011, we had 117 full-time employees.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO RECENT ECONOMIC CONDITIONS

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by weakness in the national economy as well as in the local economies where our properties are located. Specific impacts may include:

•	increased levels of tenant defaults under leases;

•	re-leasing may require concessions or reduced rental rates under the new leases due to reduced demand;

•	adverse capital and credit market conditions may restrict our development and redevelopment activities; and

•

reduced access to credit may result in tenant defaults, non-renewals under leases or inability of potential buyers to acquire our properties held for sale, including properties held through joint ventures.

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

Domestic and international financial markets continue to be constrained, which have impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If the credit markets continue to be constrained, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If interest rates are higher when the properties are refinanced, interest expense may increase and our income may be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Also, if the value of our properties decline we may be unable to refinance all of our debt as it matures. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Substantial international, national and local government deficits and the weakened financial condition of these governments may adversely impact our business, financial condition and results of operations. In particular, for example, uncertainty about the financial stability of several countries in the European Union, the increasing risk that those countries may default on their sovereign debt and related stresses on financial markets could have an adverse effect on our business, results of operations and financial condition.

The values of, and the cash flows from, the properties we own are affected by developments in global, national and local economies. As a result of the recent severe recession and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions or other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations, defaults on debt obligations or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.

There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, financial markets and institutions and the availability of debt financing, which may directly or indirectly adversely affect our business, financial condition and results of operations.

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

As a REIT, we must meet certain annual distribution requirements. Consequently, we are largely dependent on external capital to fund our development and acquisition activities. Further, in order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Alternatively, pursuant to recent IRS guidance, we may elect to declare certain taxable dividends for the taxable year ended December 31, 2011, that are up to 90% payable in the form of our common stock (with the remainder payable in cash). In this event, stockholders will be required to include the full amount of the dividends in income, and stockholder’s tax liability could exceed the cash portion of their dividend. Additionally, our ability to access capital is dependent upon a number of factors, including general market conditions and competition from other real estate companies. To the extent that capital is not available to acquire or develop properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

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

We have operations in Mexico. Our foreign operations could be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign operations could be subject to the following risks:

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

•	the imposition of income and other taxes in those jurisdictions and changes in real estate and other tax rates and other operating expenses in particular countries;

•	general political and economic instability;

•	our limited experience and expertise in Mexico relative to our experience and expertise in the United States; and

•	more stringent environmental laws or changes in such laws, or environmental consequences of less stringent environmental management practices in foreign countries relative to the United States.

The availability and timing of cash distributions is uncertain.

We expect to continue to pay quarterly distributions to our stockholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after payment of these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions.

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

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

The recent economic downturn has generally resulted in lower real estate valuations, which has required us to recognize real estate impairment charges on some of our assets and equity investments. We conduct a comprehensive review of all real estate asset classes in accordance with our policy of accounting for impairments (see further discussion of our accounting policies in “Notes to the Consolidated Financial Statements, Note 2—Summary of Significant Accounting Policies” and “Item 7—Critical Accounting Estimates”). The principal factor which has led to impairment charges in the recent past was the severe economic deterioration in many markets resulting in a decrease in leasing demand, rental rates, rising vacancies and an increase in capitalization rates.

There can be no assurance that the estimates and assumptions we use to assess impairments are accurate and will reflect actual results. A worsening real estate market or the failure to continue to improve may cause us to reevaluate the assumptions used in our impairment analysis and our intent to hold, sell, develop or contribute properties. Changes in these assumption may result in impairment charges that could adversely affect our financial condition, results of operations and our ability to pay cash dividends to our stockholders and distributions to the OP unitholders and the market price of our stock.

Our decision to dispose of real estate assets would change the holding period assumption in our valuation analyses, which could result in material impairment losses and adversely affect our financial results.

We evaluate real estate assets for impairment based on the projected cash flow of the asset over our anticipated holding period. If we change our intended holding period, due to our intention to sell or otherwise dispose of an asset, then we must reevaluate whether that asset is impaired. Depending on the carrying value of the property at the time we change our intention and the amount that we estimate we would receive on disposal, we may record an impairment loss that would adversely affect our financial results. This loss could be material to our results of operations in the period that it is recognized.

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

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have significant holdings in the following markets of our consolidated portfolio: Atlanta, Baltimore/Washington D.C., Chicago, Cincinnati, Columbus, Dallas, Houston, Memphis, Nashville, Northern California and Southern California. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties.

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

As of December 31, 2011, we owned 90% of the units of limited partnership interest in our operating partnership, or OP Units, certain unaffiliated limited partners owned 8% of the OP Units and certain of our officers and directors, owned the remaining 2% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

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

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. We have significant lease expirations in 2012, as outlined in Item 2—lease expirations. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain of our properties may be specifically suited to the particular needs of a tenant. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may not have funding for future tenant improvements.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that we will be required to expend funds to construct new tenant improvements in the vacated space in order to attract one or more new tenants. Although we intend to manage our cash position or financing availability to pay for any improvements required for re-leasing, we cannot assure our stockholders that we will have adequate sources of funding available to us for such purposes in the future.

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

Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted by the potential for the imposition of the 100% “prohibited transactions” tax on gains from certain dispositions of property by REIT’s unless a safe harbor exception applies. This lack of liquidity may limit our ability to change our portfolio composition promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our common stock.

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

A number of our consolidated operating properties are located in areas that are known to be subject to earthquake activity. Properties located in active seismic areas include properties in Northern California, Southern California, Memphis, Seattle and Mexico. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity; subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

A number of our properties are located in Houston, Miami and Orlando, which are areas that are known to be subject to hurricane and/or flood risk. We carry replacement-cost hurricane and flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third-parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third-parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

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

We maintain a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations, for most of our properties. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third-parties unrelated to us.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third-parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions and may reduce the value of our common stock.

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

The terms of our senior credit facility and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2011, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

Certain provisions of Maryland law may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

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

Additionally, Title 8, Subtitle 3 of the Maryland General Corporation Law, or MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third-party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

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

To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We may declare certain taxable dividends that are payable in our stock. Under the Internal Revenue Service, or IRS, Revenue Procedure 2010-12, up to 90% of any such taxable dividend for taxable years ending on or before December 31, 2011 could be payable in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the shares of common stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our common stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. We will be subject to federal income tax on our undistributed taxable income and net capital gain. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis or partially pay dividends in shares of our commons stock to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations.

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

Tax legislation enacted in 2006 and 2010 generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through December 31, 2012. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. It is not yet clear whether the reduced rate will be extended beyond 2012 and if so, at what rate.

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

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes in various circumstances. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to distribute all of our income in any given year, which would result in corporate level taxes, and we may not make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to U.S. state and local and non-U.S. taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In addition, any net taxable income earned directly by any of our taxable REIT subsidiaries, which we refer to as TRSs, will be subject to federal and state corporate income tax. In addition, we may be subject to federal or state taxes in other various circumstances. Any taxes we pay will reduce our cash available for distribution to our stockholders.

If our operating partnership was classified as a “publicly traded partnership” under the Code, our status as a REIT and our ability to pay distributions to our stockholders could be adversely affected.

Our operating partnership is organized as a partnership for U.S. federal income tax purposes. Even though our operating partnership will not elect to be treated as an association taxable as a corporation, it may be taxed as a corporation if it is deemed to be a “publicly traded partnership.” A publicly traded partnership is a partnership whose interests are traded on an established securities market or are considered readily tradable on a secondary market or the substantial equivalent thereof. We believe and currently take the position that our operating partnership should not be classified as a publicly traded partnership because interests in our operating partnership are not traded on an established securities market, and our operating partnership should satisfy certain safe harbors which prevent a partnership’s interests from being treated as readily tradable on an established securities market or substantial equivalent thereof. No assurance can be given, however, that the IRS would not assert that our operating partnership constitutes a publicly traded partnership or that facts and circumstances will not develop which could result in our operating partnership being treated as a publicly traded partnership. If the IRS were to assert successfully that our operating partnership is a publicly traded partnership, and substantially all of our operating partnership’s gross income did not consist of the specified types of passive income, our operating partnership would be treated as an association taxable as a corporation and would be subject to corporate tax at the entity level. In such event, the character of our assets and items of gross income would change and would result in a termination of our status as a REIT. In addition, the imposition of a corporate tax on our operating partnership would reduce the amount of cash available for distribution to our stockholders.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a person’s sale of stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. holder held 5% or less of our outstanding stock of that class at all times during a specified testing period. If we were to fail to so qualify as a domestically controlled qualified investment entity and our common stock were to fail to be “regularly traded,” gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity. Additionally, any distributions we make to our non-U.S. stockholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholdings, unless the recipient non-U.S. stockholder has not owned more than 5% of our common stock at any time during the year preceding the distribution.

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

ITEM1 B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Geographic Distribution

The following table describes the geographic diversification of our consolidated properties as of December 31, 2011.

Markets	Number of Buildings	Percent Owned (1)	Square Feet	Occupancy Percentage(2)	Annualized Base Rent(3)	Percentage of Total Annualized Base Rent

			(in thousands)	(in thousands)
Operating Properties:
Atlanta	52	100.0%	6,592	95.3%	$19,318	9.8%
Baltimore/Washington D.C.	17	100.0%	2,057	87.6%	9,185	4.7%
Central Pennsylvania	8	100.0%	1,453	74.0%	4,282	2.2%
Charlotte	1	100.0%	80	0.0%	—	0.0%
Chicago	19	100.0%	3,570	97.5%	10,436	5.3%
Cincinnati	32	100.0%	4,491	86.9%	12,031	6.1%
Columbus	14	100.0%	4,301	84.6%	9,505	4.8%
Dallas (4)	46	100.0%	4,288	84.9%	13,998	7.1%
Denver	2	100.0%	278	100.0%	1,247	0.6%
Houston	49	100.0%	3,414	96.4%	17,462	8.8%
Indianapolis	7	100.0%	2,299	99.2%	6,938	3.5%
Louisville	4	100.0%	1,330	99.3%	4,195	2.1%
Memphis	11	100.0%	5,218	97.8%	13,871	7.0%
Mexico	15	100.0%	1,653	93.3%	6,472	3.3%
Miami	6	100.0%	762	94.0%	4,972	2.5%
Nashville	4	100.0%	1,839	77.0%	3,253	1.6%
New Jersey	12	100.0%	1,669	79.3%	7,161	3.6%
Northern California	25	100.0%	2,784	87.2%	13,835	7.0%
Orlando	20	100.0%	1,864	79.9%	5,704	2.9%
Phoenix	14	100.0%	1,718	83.0%	4,989	2.5%
San Antonio	13	100.0%	1,176	97.8%	3,868	2.0%
Seattle	9	100.0%	1,421	86.3%	5,607	2.9%
Southern California	28	89.0%	3,842	99.2%	18,992	9.6%

Total/weighted average—operating properties	408	99.3%	58,099	90.6%	197,321	99.9%

CONSOLIDATED REDEVELOPMENT PROPERTIES:
Chicago	1	100.0%	156	78.7%	100	0.1%

Total/weighted average—redevelopment properties	1	100.0%	156	78.7%	100	0.1%

Total/weighted average—consolidated properties	409	99.3%	58,255	90.5%	$197,421	100.0%

(1)	Percent owned is based on ownership weighted by square footage.
(2)	Based on leases commenced as of December 31, 2011.
(3)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2011, multiplied by 12.
(4)	Three of our buildings in this market totaling approximately 0.7 million square feet are subject to ground leases.

Occasionally our leases contain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. The following chart summarizes such rights related to our consolidated operating properties as of December 31, 2011.

	Number of Leases	Square Feet	Annualized Base Rent
		(in thousands)	(in thousands)
Fixed Price Purchase Options	3	498	$1,912
Fair Market Value Options	5	572	$2,483
Right of First Refusal Options	5	920	$4,676
Right of First Offer Options	8	506	$3,052

The following table describes the geographic diversification of our investments in unconsolidated properties as of December 31, 2011.

Markets	Number of Buildings	Percent Owned(1)	Square Feet	Occupancy Percentage	Annualized Base Rent	Percentage of Total Annualized Base Rent

			(in thousands)		(in thousands)
Operating Properties:
IDI (Chicago, Nashville, Savannah)	3	50.0%	1,423	44.9%	—	—
Southern California Logistics Airport(2)	6	50.0%	1,983	95.4%	3,632	7.8%

Total/weighted average	9	50.0%	3,406	74.3%	3,632	7.8%

Operating Properties in Co-Investment Ventures:
Atlanta	2	17.2%	703	80.4%	1,391	3.0%
Central Pennsylvania	4	8.6%	1,210	96.7%	4,836	10.4%
Charlotte	1	4.4%	472	100.0%	1,510	3.3%
Chicago	4	18.1%	1,525	100.0%	6,009	13.0%
Cincinnati	4	15.6%	1,243	94.7%	3,761	8.1%
Columbus	2	6.3%	451	100.0%	1,318	2.8%
Dallas	4	16.8%	1,726	86.0%	4,914	10.6%
Denver	5	20.0%	773	89.3%	3,171	6.8%
Indianapolis	1	11.4%	475	100.0%	1,785	3.9%
Louisville	5	10.0%	900	100.0%	2,557	5.5%
Memphis	1	20.0%	1,039	74.1%	2,331	5.0%
Minneapolis	3	4.4%	472	100.0%	2,339	5.1%
Nashville	2	20.0%	1,020	44.7%	1,373	3.0%
New Jersey	2	10.7%	216	96.3%	968	2.1%
Northern California	1	4.4%	396	100.0%	1,758	3.8%
Orlando	2	20.0%	696	100.0%	2,688	5.8%

Total/weighted average—fund operating properties	43	14.6%	13,317	89.4%	42,709	92.2%

Total/weighted average—unconsolidated properties	52	21.8%	16,723	86.3%	$46,341	100.0%

(1)	Percentage owned is based on ownership weighted by square footage, if applicable.
(2)

Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

Property Types

The following table reflects our consolidated portfolio by property type, in terms of square footage, as of December 31, 2011 (square feet in thousands).

	Bulk Distribution			Light Industrial			Service Center			Total Portfolio
	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)	Number of Buildings	Square Feet	Occ. % (1)
Operating Properties	253	49,999	91.0%	113	6,614	89.8%	42	1,486	79.7%	408	58,099	90.6%
Properties Under Redevelopment	—	—	—	1	156	78.7%	—	—	—	1	156	78.7%

Total/Weighted Average	253	49,999	91.0%	114	6,770	89.5%	42	1,486	79.7%	409	58,255	90.5%

(1)	Occupancy percentage is based on leases commenced as of December 31, 2011.

Lease Expirations

Our industrial properties are typically leased to tenants for terms ranging from 3 to 10 years with a weighted average remaining term of approximately 3.3 years as of December 31, 2011. Following is a schedule of expiring leases for our consolidated properties by square feet and by annualized minimum base rents as of December 31, 2011 and assuming no exercise of lease renewal options.

Year	Square Feet Related to Expiring Leases	Annualized Base Rent of Expiring Leases (1)	Percentage of Total Annualized Base Rent

	(in thousands)	(in thousands)
2012 (2)	10,591	$40,551	20.3%
2013	8,986	38,535	19.2%
2014	8,218	31,882	15.9%
2015	6,936	25,319	12.7%
2016	6,527	25,222	12.6%
Thereafter	11,482	38,569	19.3%

Total occupied	52,740	$200,078	100.0%

Available or leased not occupied	5,515

Total consolidated properties	58,255

(1)	Includes contractual rent changes.
(2)	Includes leases that are on month-to-month terms.

Customer Diversification

As of December 31, 2011, there were no customers that occupied more than 1.7% of our properties based on annualized base rent. The following table reflects our ten largest customers, based on annualized base rent as of December 31, 2011. These ten customers occupy a combined 6.2 million square feet of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Deutsche Post World Net (DHL & Excel)	1.7%
CEVA Logistics	1.7%
Technicolor	1.3%
United Parcel Service (UPS)	1.3%
The Glidden Company	1.3%
YRC, LLC	1.2%
United Stationers Supply Company	1.2%
Crayola LLC	1.1%
The Dial Corporation	1.0%
Ozburn-Hessey Logistics, LLC	1.0%

Total	12.8%

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases. In the event that a tenant with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and tenant receivables.

Reports have indicated that the parent company, YRC Worldwide, Inc., of one of our top ten tenants, YRC, LLC has encountered financial difficulties and therefore has the potential to file for bankruptcy. YRC, LLC currently leases three truck terminals in infill locations of Los Angeles, at below market rents totaling $13.7 million, net of accumulated amortization as of December 31, 2011. YRC, LLC has paid all rents due and has no balances outstanding through December 31, 2011.

We continuously monitor the financial condition of our tenants. We communicate often with those tenants who have been late on payments or filed bankruptcy. We are not currently aware of the pending bankruptcy of any other tenants beyond those described above that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annual base rent.

Industry Diversification

The table below illustrates the diversification of our consolidated portfolio by the industry classification of our tenants as of December 31, 2011, (dollar amounts in thousands).

	Number of Leases	Annualized Base Rent	Percentage of Total Annualized Base Rent	Occupied Square Feet (in thousands)	Percentage of Total Occupied Square Feet
Manufacturing	283	$65,961	33.4%	18,111	34.4%
Wholesale Trade	268	46,611	23.6%	11,879	22.5%
Transportation and Warehousing	122	28,730	14.6%	8,340	15.8%
Retail Trade	93	20,267	10.2%	5,705	10.8%
Professional, Scientific and Technical Services	49	8,490	4.3%	1,715	3.3%
Administrative Support and Waste Management Services	63	7,017	3.5%	1,917	3.6%
Media and Information	18	4,848	2.5%	1,593	3.0%
Construction	39	3,729	1.9%	858	1.6%
Rental Companies	19	3,368	1.7%	999	1.9%
Other	73	8,400	4.3%	1,623	3.1%

Total	1,027	$197,421	100.0%	52,740	100.0%

Indebtedness

As of December 31, 2011, 97 of our 409 consolidated properties, with a combined gross book value of $735.1 million were encumbered by mortgage indebtedness totaling $311.3 million (excluding net premiums). See “Notes to Consolidated Financial Statements, Note 5—Outstanding Indebtedness” and the accompanying Schedule III beginning on page F-45 for additional information.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “DCT”. The following table illustrates the high and low sales prices during periods presented.

Quarter ended in 2011:	High	Low
December 31	$5.22	$3.88
September 30	$5.61	$3.96
June 30	$5.89	$4.88
March 31	$5.89	$5.02

Quarter ended in 2010:	High	Low
December 31	$5.49	$4.57
September 30	$5.07	$4.07
June 30	$5.71	$4.29
March 31	$5.73	$4.45

On February 17, 2012 the closing price of our Common Stock was $5.71 share, as reported on the NYSE and there were 247,088,176 shares of Common Stock outstanding, held by approximately 2,522 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Distribution Policy

We intend to continue to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law requires that a REIT distribute with respect to each year at least 90% of its annual REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will not be required to make distributions with respect to income derived from the activities conducted through our taxable REIT subsidiaries that is not distributed to us. To the extent our taxable REIT subsidiaries’ income is not distributed and is instead reinvested in the operations of these entities, the value of our equity interest in our taxable REIT subsidiaries will increase. The aggregate value of the securities that we hold in our taxable REIT subsidiaries may not exceed 25% of the total value of our gross assets. Distributions from our taxable REIT subsidiaries to us will qualify for the 95% gross income test but will not qualify for the 75% gross income test.

To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of our taxable net income to holders of our Common Stock out of assets legally available therefore. Any future distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, maintenance of REIT qualification, applicable provisions of the MGCL and such other factors as our board of directors deems relevant.

We anticipate that, for U.S. federal income tax purposes, distributions (including certain part cash, part stock distributions) generally will be taxable to our stockholders as ordinary income, although some portion of our distributions may constitute qualified dividend income, capital gains or a return of capital.

The following table sets forth the distributions that have been declared by our board of directors on our Common Stock during the fiscal years ended December 31, 2011 and 2010.

Amount Declared During Quarter Ended in 2011:	Per Share	Date Paid
December 31	$0.07	January 12, 2012
September 30	0.07	October 18, 2011
June 30	0.07	July 19, 2011
March 31	0.07	April 19, 2011

Total 2011	$0.28

Amount Declared During Quarter Ended in 2010:	Per Share	Date Paid
December 31	$0.07	January 13, 2011
September 30	0.07	October 14, 2010
June 30	0.07	July 15, 2010
March 31	0.07	April 15, 2010

Total 2010	$0.28

Performance Graph

The graph below shows a comparison of cumulative total stockholder returns for DCT Industrial Trust Inc. Common Stock with the cumulative total return on the Standard and Poor’s 500 Index, the MSCI US REIT Index, and the FTSE NAREIT Equity Industrial Index. The MSCI US REIT Index represents performance of publicly traded REITs while the FTSE NAREIT Equity Industrial Index represents only the performance of our publicly traded industrial REIT peers. Stockholders’ returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
DCT Industrial Trust Inc.	$100.00	$83.73	$49.02	$52.07	$58.31	$59.43
S&P 500®	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
MSCI US REIT Index	$100.00	$83.18	$51.60	$66.36	$85.26	$92.67
FTSE NAREIT Equity Industrial Index	$100.00	$100.38	$32.66	$36.63	$39.62	$41.37

Note:	The graph covers the period from December 31, 2006 to December 31, 2011 and assumes that $100 was invested in DCT Industrial Trust Inc. Common Stock and in each index on December 31, 2006 and that all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. Certain amounts presented for the periods ended December 31, 2010, 2009, 2008 and 2007 have been reclassified to conform to the 2011 presentation. The financial data in the table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands, except per share data and building count)
Operating Data:
Rental revenues	$249,158	$225,699	$229,797	$232,504	$231,006
Total revenues	$253,449	$229,832	$232,498	$235,428	$233,877
Rental expenses and real estate taxes	$(70,417)	$(67,304)	$(64,838)	$(61,907)	$(57,960)
Total operating expenses	$(221,001)	$(211,595)	$(198,945)	$(192,691)	$(181,768)
Loss from continuing operations	$(36,456)	$(42,469)	$(26,456)	$(16,061)	$(3,965)
Income (loss) from discontinued operations	$7,613	$(597)	$4,742	$22,293	$17,268
Gain on dispositions of real estate interests	$—	$13	$5	$503	$30,748
Net income (loss) attributable to common stockholders	$(25,250)	$(37,830)	$(18,585)	$9,486	$40,112

Earnings per Common Share—Basic and Diluted:
Income (loss) from continuing operations	$(0.14)	$(0.18)	$(0.12)	$(0.10)	$0.12
Income (loss) from discontinued operations	0.03	(0.00)	0.02	0.15	0.12

Net income (loss) attributable to common stockholders	$(0.11)	$(0.18)	$(0.10)	$0.05	$0.24

Weighted average common shares outstanding, basic and diluted	242,591	212,412	192,900	171,695	168,359
Amounts Attributable to Common Stockholders:
Income (loss) from continuing operations (1)	$(32,145)	$(37,300)	$(22,676)	$(17,512)	$19,567
Income (loss) from discontinued operations	6,895	(530)	4,091	26,998	20,545

Net income (loss) attributable to common stockholders	$(25,250)	$(37,830)	$(18,585)	$9,486	$40,112

Common Share Distributions:
Common share cash distributions, declared	$68,789	$60,110	$59,364	$96,223	$107,618
Common share cash distributions, declared per share	$0.28	$0.28	$0.30	$0.56	$0.64

Other Data:
Consolidated operating square feet	58,099	56,652	52,910	51,209	50,364
Consolidated operating buildings	408	390	375	370	364
Total consolidated buildings	409	398	394	391	397

(See footnotes definitions beginning on page 39)

	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollar amounts in thousands, except per share data)
Balance Sheet Data:
Net investment in real estate	$2,711,027	$2,647,186	$2,576,410	$2,605,909	$2,674,965
Total assets	$2,793,298	$2,719,889	$2,664,292	$2,703,843	$2,778,992
Senior Unsecured Notes	$935,000	$786,000	$625,000	$625,000	$507,000
Mortgage notes	$317,783	$425,359	$511,715	$574,634	$649,568
Total liabilities	$1,389,183	$1,319,051	$1,220,659	$1,302,343	$1,266,538
Cash Flow Data:
Net cash provided by operating activities	$106,966	$91,002	$109,749	$128,349	$116,949
Net cash used in investing activities	$(178,307)	$(138,334)	$(17,673)	$(42,317)	$(3,670)
Net cash provided by (used in) financing activities	$66,845	$45,542	$(92,637)	$(96,832)	$(106,108)
Funds From Operations(2):
Net income (loss) attributable to common stockholders	$(25,250)	$(37,830)	$(18,585)	$9,486	$40,112
Adjustments:
Real estate related depreciation and amortization	128,989	115,904	111,250	119,604	115,465
Equity in (income) loss of unconsolidated joint ventures, net	2,556	2,986	(2,698)	(2,267)	(433)
Equity in FFO of unconsolidated joint ventures	4,732	4,001	11,807	6,806	2,742
Loss on business combinations	—	395	10,325	—	—
Impairment losses on depreciable real estate	10,160	8,012	681	6,014	—
Gain on dispositions of real estate interests	(12,030)	(2,091)	(1,354)	(21,991)	(42,873)
Gain on dispositions of non-depreciable real estate	—	13	783	219	15,135
Noncontrolling interest in the operating partnership’s share of the above adjustments	(14,252)	(13,426)	(17,907)	(17,664)	(14,711)
FFO attributable to unitholders	9,901	8,678	14,881	19,795	22,180

FFO attributable to common stockholders and unitholders–basic and diluted	104,806	86,642	109,183	120,002	137,617

Adjustments:
Impairment losses on non-depreciable real estate	—	3,992	300	4,732	—
Debt modification costs	—	1,136	—	—	—
Acquisition costs	1,902	1,228	—	—	—

FFO, as adjusted, attributable to common stockholders and unitholders, basic and diluted (2)::	$106,708	$92,998	$109,483	$124,734	$137,617

FFO per common share and unit—basic and diluted	$0.39	$0.36	$0.48	$0.58	$0.68

FFO as adjusted, per common share and unit—basic and diluted(2)(3)::	$0.40	$0.39	$0.49	$0.60	$0.68

FFO weighted average common shares and units outstanding:
Common shares	242,591	212,412	192,900	171,695	168,358
Participating securities	1,601	1,689	1,535	1,106	688
Units	25,310	26,351	30,660	35,868	32,496

FFO weighted average common shares, participating securities and units outstanding—basic:	269,502	240,452	225,095	208,669	201,542
Dilutive common stock equivalents	449	357	189	3	1

FFO weighted average common shares and units outstanding—diluted:	269,951	240,809	225,284	208,672	201,543

(See footnotes definitions beginning on page 39)

The following table is a reconciliation of our property net operating income, or NOI, to our reported “Loss From Continuing Operations” for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Property NOI (4)	$178,741	$158,395	$164,959	$170,597	$173,046
Institutional capital management and other fees	4,291	4,133	2,701	2,924	2,871
Real estate related depreciation and amortization	(124,244)	(110,373)	(104,883)	(108,986)	(104,261)
Casualty gains	33	—	—	—	—
Impairment losses	(448)	(8,656)	—	(4,314)	—
General and administrative expenses	(25,925)	(25,262)	(29,224)	(21,799)	(19,547)
Equity in income (loss) of unconsolidated joint ventures, net	(2,556)	(2,986)	2,698	2,267	433
Loss on business combinations	—	(395)	(10,325)	—	—
Impairment losses on investments in unconsolidated joint ventures	(1,953)	(216)	(300)	(4,733)	—
Interest expense	(63,941)	(56,548)	(52,338)	(52,520)	(59,854)
Interest income and other income (expense)	(310)	357	1,918	1,258	4,666
Income tax expense and other taxes	(144)	(918)	(1,662)	(755)	(1,320)

Loss from continuing operations	$(36,456)	$(42,469)	$(26,456)	$(16,061)	$(3,966)

(1)	Includes gain on dispositions of real estate interests.
(2)

We believe that net income attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental, non-GAAP measure of DCT Industrial’s operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measureable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. We also present FFO excluding acquisition costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO excluding acquisition costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income as a measure of our performance.
(3)

NAREIT recently reiterated that under NAREIT’s definition of FFO, impairment write-downs of depreciable real estate should be excluded in calculating NAREIT FFO. In addition, impairments of in substance real estate investments in investees that are driven by measureable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures should be excluded in determining NAREIT FFO. Historically, we have added back impairments of depreciable real estate to NAREIT FFO in order to arrive at FFO, as adjusted.

(4)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes depreciation, amortization, impairment, casualty gains, general and administrative expenses, loss on business combinations and interest expense. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses, interest income and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. DCT is the sole general partner of, and as of December 31, 2011 owned an approximate 90% ownership interest in DCT Industrial Operating Partnership L.P., a Delaware limited partnership.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 39, the net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into high quality acquisitions or development opportunities which meet our asset location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds in higher growth opportunities.

Outlook

We seek to maximize long-term earnings growth and value within the context of overall economic conditions, primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties in major distribution markets.

Fundamentals for industrial real estate continue to modestly improve in response to general improvement in the economy. According to national statistics, net absorption (the net change in total occupied space) of industrial real estate turned positive in the second quarter of 2010 and national occupancy rates have increased each quarter since then. We expect moderate economic growth to continue throughout 2012, which should result in continued positive demand for warehouse space as companies expand their distribution and production platforms. Rental rates in our markets appeared to have bottomed and in a number of markets have begun to increase, although they do remain below peak levels. Consistent with recent experience and based on current market conditions, we expect average GAAP rental rates on most new leases signed to continue to decline in 2012 compared to the rates on expiring leases. However, these declines appear to be moderating. As positive net absorption of warehouse space continues and demand comes more into balance with supply, the rental rate environment should continue to improve. According to a national research company, average market rental rates nationally are expected to increase moderately in 2012 as vacancy rates drop below 10% of available supply.

Further, we continue to expect limited new development of speculative warehouse space until rental rates and other leasing fundamentals improve sufficiently to justify the risks and financial returns necessary for new construction or to obtain project financing. With limited new supply over the next several years, we expect that the operating environment will become increasingly favorable for landlords with meaningful improvement of rental and occupancy rates.

For DCT Industrial, we expect same store net operating income to be slightly higher in 2012 than it was in 2011. The benefit of higher occupancy in 2012 is expected to mostly offset the impact of continued negative GAAP releasing rent spreads.

In terms of capital investment, we will continue to pursue acquisitions of well-located distribution facilities at prices where we can apply our leasing experience and market knowledge to generate attractive returns. During the year ended December 31, 2011, we acquired 24 buildings comprising 2.8 million square feet and controlling ownership interests in three buildings totaling 0.4 million square feet. We also acquired land totaling approximately 102.2 acres for future development. These properties, land and ownership interests were acquired for a total purchase price of approximately $222.6 million, including $9.8 million attributable to the noncontrolling interests’ share. We will also pursue the acquisition of land and consider selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

As of December 31, 2011, we have $57.7 million of debt principal payments due during 2012, comprised of maturities of $50.0 million of fixed-rate secured borrowings and regularly scheduled principal amortization.

On August 1, 2011, we issued $225.0 million of senior unsecured notes. The proceeds were partially used to pay down borrowings under our senior unsecured revolving credit facility, with the remainder used to pay down expiring mortgage notes and for general corporate purposes. We anticipate having sufficient liquidity to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new shares, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.

Inflation

Although the U.S. economy has recently been experiencing a slight increase in inflation rates, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, most of our leases expire within five years which enables us to replace existing leases with new leases at then-existing market rates.

Summary of Significant Transactions

Significant transactions for the year ended December 31, 2011

•	Equity Offering

•

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share, for net proceeds of $111.9 million. We used the offering proceeds to repay outstanding indebtedness for general corporate purposes, including, the funding of acquisitions.

•	Debt Activity

•	In April 2011, we refinanced $50.0 million of maturing senior unsecured notes. The new fixed-rate notes bear interest of 5.43%, mature in April 2020 and require quarterly interest payments.

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

•

On June 3, 2011, we entered into an amendment to extend the maturity date of our $300.0 million senior unsecured revolving credit facility from August 19, 2013 until June 3, 2015. This amendment also increased the number of banks included on the facility from nine to twelve and reduced the interest rate payable to either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon the Company’s leverage ratio. The amendment also provides us the ability, from time to time, to extend the size of the facility by up to an additional $200.0 million, to a total of $500.0 million, subject to lender commitments and certain other conditions.

•

On August 1, 2011, we issued $225.0 million of new fixed rate, senior unsecured notes through a private placement. These senior unsecured notes have a weighted average maturity of 8.5 years and a weighted average interest rate of 4.93%. The notes have maturities of 5, 7, 8, 10, 11 or 12 years. Proceeds from these notes were used to repay outstanding indebtedness and for general corporate use.

•

On November 4, 2011, we issued a non-recourse mortgage note for $20.0 million in connection with a property acquisition. The note bears interest of 4.25%, requires monthly payments of principal and interest and matures in December 2021.

•

During the year ended December 31, 2011, we assumed two non-recourse mortgage notes with outstanding balances of approximately $3.9 million and $3.4 million, respectively, in connection with two property acquisitions. The assumed notes bear interest at rates of 4.96% and 6.0%, respectively, and require monthly payments of principal and interest. The notes mature in August 2023 and April 2014, respectively.

•

During the year ended December 31, 2011, we retired $124.7 million of maturing mortgage notes which were repaid using proceeds from our senior unsecured revolving credit facility, our senior unsecured notes issued through the private placement and equity offering, as previously referenced.

•	Acquisitions

•

During the year ended December 31, 2011, we acquired 24 buildings comprising 2.8 million square feet and controlling ownership interests in three buildings totaling 0.4 million square feet. These properties and controlling interests were acquired for a total purchase price of approximately $196.9 million, including $9.8 million attributable to the noncontrolling interests’ share, using proceeds from our equity offering, proceeds from asset sales, proceeds from our private placement of senior unsecured notes, borrowings under our senior unsecured revolving credit facility, proceeds from a nonrecourse mortgage financing, issuance of OP units and existing cash balances.

•	Development

•

During 2011, we commenced construction on two buildings totaling 178,000 square feet in the Dulles Corridor submarket of Washington D.C. In addition, we entered into a forward purchase commitment with an unrelated third party to acquire a newly constructed industrial facility totaling 267,000 square feet in the Northwest submarket of Houston. We also acquired five land parcels which totaled approximately 102.2 acres for future development.

•	Dispositions

•

During the year ended December 31, 2011, we sold 16 operating properties totaling approximately 2.7 million square feet to third-parties. The properties were sold for combined gross proceeds of approximately $108.3 million, resulting in gains of $12.0 million and impairment losses totaling $7.8 million. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties and Note 15—Discontinued Operations” for further information.

•	Significant Activity with Joint Ventures

•

During the year ended December 31, 2011, in our unconsolidated joint ventures we disposed of three properties in Cincinnati, Kansas City and Northern California for gross proceeds, net of joint venture partners’ interest, of $13.8 million. We recognized deferred gains upon disposition of these properties totaling $0.7 million.

Critical Accounting Estimates

General

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our financial condition and results of operations that require management’s most difficult, subjective or complex estimates.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees ability to fulfill their obligations under the leases. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods.

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

We analyze our joint ventures in accordance with GAAP to determine whether they are VIE’s and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in major decisions. Our ability to correctly assess our influence or control over an entity and the determination of whether the agreement constitutes a VIE includes complex models forecasting of the future expected cash flows, which affects the presentation of these investments in the Consolidated Financial Statements and, consequently, our financial position and results of operations.

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investment in real estate, referred to as capital projects and other activities included within this paragraph. Costs associated with our capital projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and leasing costs, if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our projects based on an estimate of the time spent on the construction or development. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rates in effect during the period. We also capitalize interest on qualifying investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence, at our weighted average borrowing rates in effect during the period.

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

Investment in Properties

We record the assets, liabilities and noncontrolling interests associated with property acquisitions which qualify as business combinations at their respective acquisition-date fair values which are derived using a market, income or replacement cost approach, or a combination thereof. Acquisition-related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants. We generally do not consider acquisitions of land or unoccupied buildings to be business combinations. Rather, these transactions are treated as asset acquisitions and recorded at cost.

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis which requires significant judgment by management. Management considers Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon managements estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the estimated, reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

We have certain properties which we have acquired or removed from service with the intention to redevelop the property. Buildings under redevelopment require significant construction activities prior to being placed back into service. We generally do not depreciate properties classified as redevelopment until the date that the redevelopment properties are ready for their intended use.

Real estate, including land, building, building and land improvements, and tenant improvements, leasehold improvements, leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate a change in the useful life, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets.

Impairment of Properties

Investments in properties classified as held for use are carried at cost and evaluated for impairment at least annually and when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As we selectively dispose of non-strategic assets and redeploy the proceeds into higher growth assets, our intended hold period may change due to our intention to sell or otherwise dispose of an asset. As a result, we would reevaluate whether that asset is impaired. Depending on the carrying value of the property at that time and the amount that we would receive on disposal, we may record an impairment loss. Other indicators include the point at which we deem a building to be held for sale or when a building remains vacant significantly longer than expected.

For investments in properties that we intend to hold long-term, the recoverability is based on the estimated future undiscounted cash flows. If the asset carrying value is not recoverable on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset and is reflected in “Impairment losses” on the Consolidated Statements of Operations. The determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, market supply and demand factors, historical experience, lease terms, tenant’s financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of many of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in the Consolidated Financial Statements.

Investments in properties classified as held for sale are measured at the lower of their carrying amount or fair value (typically, the contracted sales price, a Level 2 input) less costs to sell. Impairment of assets held for sale is a component of “Income (loss) from discontinued operations” in the Consolidated Statements of Operations and is further detailed in “Notes to Consolidated Financial Statements Note 15 – Discontinued Operations and Assets Held for Sale.”

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

Impairment of Investments in and Advances to Unconsolidated Joint Ventures

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary. These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments in the Consolidated Financial Statements.

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

Currently, we use interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. We use valuation experts in determining the fair value of derivative instruments.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.

As of December 31, 2011, our hedge was designated as a cash flow hedge. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield, and risk free interest rate. LTIP Unit awards granted under the Long Term Incentive Plan are valued on the grant date using a lattice-binomial option-pricing model based on a Monte Carlo simulation using assumptions for the volatility factor and risk-free interest rates. We use valuation experts in determining the fair value of LTIP Units granted.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2011 and 2010.

Summary of the year ended December 31, 2011 compared to the year ended December 31, 2010

The Company owned interests in, managed or had under development approximately 75.5 million square feet of properties leased to approximately 900 customers, including 17.2 million square feet of unconsolidated properties on behalf of five institutional capital management joint venture partners. As of December 31, 2011, we consolidated 408 operating properties and one redevelopment property. As of December 31, 2010, we consolidated 390 operating properties, seven development properties and one redevelopment properties.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 351 operating properties and was comprised of 49.7 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2011	2010	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$215,725	$217,135	$(1,410)
Non-same store operating properties	32,574	6,934	25,640
Development and redevelopment properties	235	964	(729)
Revenues related to early lease terminations	624	666	(42)

Total rental revenues	249,158	225,699	23,459

Rental Expenses and Real Estate Taxes
Same store properties	61,619	62,712	(1,093)
Non-same store operating properties	8,541	3,115	5,426
Development and redevelopment properties	257	1,477	(1,220)

Total rental expenses and real estate taxes	70,417	67,304	3,113

Property Net Operating Income (1)
Same store properties	154,106	154,423	(317)
Non-same store operating properties	24,033	3,819	20,214
Development and redevelopment properties	(22)	(513)	491
Revenues related to early lease terminations	624	666	(42)

Total property net operating income	178,741	158,395	20,346

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	4,291	4,133	158
Gain on dispositions of real estate interests	—	13	(13)
Equity in loss of unconsolidated joint ventures, net	(2,556)	(2,986)	430
Interest and other income (expense)	(310)	357	(667)
Casualty gain	33	—	33

Total other revenue and other income	1,458	1,517	(59)

Other Expenses
Real estate related depreciation and amortization	124,244	110,373	13,871
Loss on business combinations	—	395	(395)
Interest expense	63,941	56,548	7,393
General and administrative	25,925	25,262	663
Impairment losses	2,401	8,872	(6,471)
Income tax (benefit) expense and other taxes	144	918	(774)

Total other expenses	216,655	202,368	14,287
Income (loss) from discontinued operations	7,613	(597)	8,210
Net loss attributable to noncontrolling interests	3,593	5,223	(1,630)

Net loss attributable to common stockholders	$(25,250)	$(37,830)	$12,580

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see Page 40, above. For a reconciliation of our property net operating income to our reported “Loss From Continuing Operations”, see “Notes to Consolidated Financial Statements, Note 14—Segment Information.”

Rental Revenues

Rental revenues, which is comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by approximately $23.5 million, or 10.4%, for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to the following:

•

$25.6 million increase in our non-same store operating properties rental revenues, primarily driven by the net addition of 19 properties, which resulted from the acquisition of 27 properties and completion of development and redevelopment of eight properties, partially offset by disposition of 16 properties. Average occupancy of the non-same store properties increased during 2011 to 85.7% from 42.7% during 2010, which resulted in a significant increase in base rent; partially offset by

•	$1.4 million decrease in our same store revenues due primarily to the following:

•	$2.0 million decrease in base rent resulting from decreased rental rates which more than offset an increase in average occupancy in our same store portfolio of 220 basis points to 89.0% for 2011; and

•	$0.8 million decrease related to a settlement with a tenant in liquidation which was recorded in 2010; partially offset by

•	$0.8 million increase in straight-line rent which is primarily related to increases in free rent periods; and

•	$0.6 million increase in revenues related to above market rent adjustments which have fully amortized; and

•	$0.7 million decrease in rental revenues in our development and redevelopment portfolios as eight properties were placed into operation and whose results are included in our non-same store portfolio.

The following table illustrates the components of our consolidated rental revenues for the years ended December 31, 2011 and 2010 (in thousands).

	For the Years Ended December 31,
	2011	2010	$ Change
Base rent	$187,853	$171,825	$16,028
Straight-line rent	9,274	6,008	3,266
Tenant recovery income	48,175	44,238	3,937
Other	3,232	2,962	270
Revenues related to early lease terminations	624	666	(42)

Total rental revenues	$249,158	$225,699	$23,459

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $3.1 million, or 4.6%, for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to the following:

•	$4.2 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation; partially offset by

•

$1.1 million net decrease in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by decreases in property taxes, repairs, maintenance and non-recoverable expenses, partially offset by increases in property insurance and utilities.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) decreased by approximately $0.1 million, or 3.9%, for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to:

•	$0.7 million decrease in interest and other income (expense), primarily as a result of an exchange rate loss from Mexico operations; and

•

$0.4 million decrease in equity in loss of unconsolidated joint ventures primarily as a result of an increase in occupancy at two of our projects in unconsolidated development joint ventures partially offset by an increase in depreciation of properties as development became complete; partially offset by

•

$0.2 million increase in institutional capital management and other fees as a result of a disposition fee earned on the sale of an unconsolidated joint venture property offset in part by lower asset management fees resulting from assets sold out of the ventures.

Other Expenses

Other expenses increased by approximately $14.3 million, or 7.1%, for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to:

•	$13.9 million increase in real estate depreciation and amortization expense resulting from real estate acquisitions and capital additions;

•	$7.4 million increase in interest expense primarily related to higher interest rates on debt which has been refinanced and issued since 2010, as well as higher average debt balances in 2011; and

•

$0.7 million increase in general and administrative expenses, primarily related to an increase in acquisition costs of approximately $0.7 million for the increased number of properties acquired during 2011; which are partially offset by

•

$6.5 million decrease in impairments from a $2.0 million impairment loss recorded on one of our investments in unconsolidated joint ventures and a $0.4 million held for use impairment recorded in 2011 as compared to a $8.7 million impairment recorded on properties held for use and $0.2 million impairment loss on one of our investments in unconsolidated joint ventures recorded in 2010; and

•

$1.2 million decrease in expenses related to a $0.4 million loss on a business combination in 2010 and a $0.8 million decrease in income tax expense in 2011, related to tax benefits recognized in 2011.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations increased $8.2 million during the year ended December 31, 2011 as compared to the same period in 2010, which is related to the disposition of 16 properties during 2011, which had income before casualty gains of $2.0 million, casualty gains of $1.3 million, gain on sales totaling $12.0 million and impairment losses of $7.8 million, as compared to the sale of eight properties in 2010, which had income of $0.8 million, gains of $2.1 million and impairment losses of $3.5 million.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by approximately $1.6 million, or 31.2%, during the year ended December 31, 2011 as compared to the same period in 2010, primarily related to a decrease of consolidated net loss period over period. We owned approximately 90.4% and 89.8% of our operating partnership as of December 31, 2011 and 2010, respectively. The change in ownership was primarily due to the equity offering in February 2011, see “Notes to Consolidated Financial Statements, Note 9 – Stockholders’ Equity” for additional information), partially offset by issuance of OP Units in connection with property acquisitions and redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 8—Noncontrolling Interests” for additional information).

Summary of the year ended December 31, 2010 compared to the year ended December 31, 2009

As of December 31, 2010, we consolidated 390 operating properties, seven development properties and one redevelopment properties. As of December 31, 2009, we consolidated 375 operating properties, 15 development properties and four redevelopment properties.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the periods presented totaled 345 buildings comprised of approximately 47.8 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,
	2010	2009	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations terminations	$208,841	$220,951	$(12,110)
Non-same store operating properties	15,228	3,123	12,105
Development and redevelopment properties	964	3,646	(2,682)
Revenues related to early lease terminations	666	2,077	(1,411)

Total rental revenues	225,699	229,797	(4,098)

Rental Expenses and Real Estate Taxes
Same store properties	61,239	62,140	(901)
Non-same store operating properties	4,588	717	3,871
Development and redevelopment properties	1,477	1,981	(504)

Total rental expenses and real estate taxes	67,304	64,838	2,466

Property Net Operating Income (1)
Same store properties	147,602	158,811	(11,209)
Non-same store operating properties	10,640	2,406	8,234
Development and redevelopment properties	(513)	1,665	(2,178)
Revenues related to early lease terminations	666	2,077	(1,411)

Total property net operating income	158,395	164,959	(6,564)

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	4,133	2,701	1,432
Gain on dispositions of real estate interests	13	5	8
Equity in income of unconsolidated joint ventures, net	(2,986)	2,698	(5,684)
Interest and other income	357	1,918	(1,561)

Total other revenue and other income	1,517	7,322	(5,805)

Other Expenses
Real estate related depreciation and amortization	110,373	104,883	5,490
Loss on business combinations	395	10,325	(9,930)
Interest expense	56,548	52,338	4,210
General and administrative	25,262	29,224	(3,962)
Impairment losses	8,872	300	8,572
Income tax expense and other taxes	918	1,662	(744)

Total other expenses	202,368	198,732	3,636
Income (loss) from discontinued operations	(597)	4,742	(5,339)
Net loss attributable to noncontrolling interests	5,223	3,124	2,099

Net income (loss) attributable to noncontrolling interests	$(37,830)	$(18,585)	$(19,245)

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure see Page 40, above. For a reconciliation of our property net operating income to our reported “Loss From Continuing Operations”, see “Notes to Consolidated Financial Statements, Note 14—Segment Information.”

Rental Revenues

Rental revenues which is comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, decreased by approximately $4.1 million, or 1.8%, for the year ended December 31, 2010 as compared to the same period in 2009, primarily due to the following:

•	$12.1 million decrease in our same store revenues due primarily to the following:

•

a 250 basis point decrease in average occupancy of 86.3% in our same store portfolio in 2010 as compared to 88.8% in 2009, as well as decreases in rental rates, which resulted in a $12.8 million decrease of base rent;

•	$3.2 million decrease in operating expense recoveries;

•	$2.6 million increase in straight line rents, primarily related to increases in free rent periods;

•	$0.8 million increase related to a settlement of a tenant in liquidation recorded in 2010; and

•	$0.5 million increase in revenues related to above market rent adjustment which have fully amortized;

•

$12.1 million increase in our non-same store operating properties rental revenues, primarily driven by the net addition of 13 properties, which resulted from the acquisition of 12 properties, completion of development and redevelopment of nine properties and disposition of eight properties;

•	$2.7 million decrease in development and redevelopment properties as nine properties were placed into operation and whose results are included in our non-same store portfolio; and

•	$1.4 million decrease in fees paid by tenants related to early terminations.

The following table illustrates the various components of our rental revenues for the years ended December 31, 2010 and 2009 (in thousands):

	For the Years Ended December 31,		$ Change
	2010	2009
Base rent	$171,825	$179,023	$(7,198)
Straight-line rent	6,008	1,832	4,176
Tenant recovery income	44,238	45,731	(1,493)
Other	2,962	1,134	1,828
Revenues related to early lease terminations	666	2,077	(1,411)

Total rental revenues	$225,699	$229,797	$(4,098)

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $2.5 million, or 3.8%, for the year ended December 31, 2010 compared to the same period in 2009, primarily due to:

•	$3.4 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operations; partially offset by

•	$0.9 million net decrease in our rental expenses and real estate taxes in our same store portfolio, primarily driven by decreases in property taxes and lower bad debt expense.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) decreased by approximately $5.8 million or 79.3% for the year ended December 31, 2010 as compared to the same period in 2009, primarily due to:

•

$5.7 million decrease in equity in earnings on unconsolidated joint ventures primarily related to a $5.1 million land sale gain recognized in 2009 at the SCLA unconsolidated joint venture and an increase in our losses in unconsolidated joint ventures; and

•

$1.6 million decrease interest and other income resulting from a decrease in interest income on notes paid off in 2010 and costs expensed in 2010 related to debt modifications that were not incurred in 2009; partially offset by

•	$1.4 million increase in institutional capital management fees resulting from property management fees earned in 2010.

Other Expenses

Other expenses increased by approximately $3.6 million, or 1.8%, for the year ended December 31, 2010 as compared to the same period in 2009, primarily due to:

•	$5.5 million increase in depreciation primarily related to real estate acquisitions, completed development and capital additions in 2010;

•	$4.2 million increase in interest expense primarily resulting from a reduction of capitalized interest expense as we completed development activities on eight buildings;

•	$8.6 million increase in impairment losses recorded on properties held for use in 2010; which were partially offset by

•	$9.9 million decrease in loss on business combinations which occurred in 2009;

•	$4.0 million decrease in general and administrative expenses related to a decrease in severance costs; and

•	$0.7 million decrease in income taxes related to activity in our taxable REIT subsidiary associated with income taxes on the land sale gain in 2009.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations decreased by $5.3 million during the year ended December 31, 2010 as compared to the same period in 2009, which is related to the disposition of eight properties during 2010, which had income of $0.8 million, gains of $2.1 million and impairment losses of $3.5 million, as compared to the sale of three properties in 2009, which had income of $4.1 million, gains of $1.3 million and impairment losses of $0.7 million.

Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by approximately $2.1 million due to an increase in consolidated net loss, period over period, and an increase of 2% in our ownership of the operating partnership. We owned approximately 90% and 88% of our operating partnership as of December 31, 2010 and 2009, respectively. The change in ownership was primarily due to redemption of OP Units (see “Notes to Consolidated Financial Statements, Note 8—Noncontrolling Interests” for additional information).

Segment Summary for the years ended December 31, 2011, 2010 and 2009

During 2011, management reorganized internal reporting whereby the operating results used to assess performance were aggregated into three reportable segments, East, Central and West, which are based on the geographical locations of our properties. This change aligns the markets by which management and their operating teams conduct and monitor business (see further detail on our Segment reorganization in “Notes to the Consolidated Financial Statements, Note 14—Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the years ended, December 31, 2011 compared to December 31, 2010 and December 31, 2009, respectively (dollar amounts and square feet in thousands).

As of and for the year ended December 31,	Number of buildings	Square feet	Occupancy at period end (%)	Segment assets ($)(1)	Rental revenues($)(2)	Property net operating income($)(3)
EAST:
2011	131	21,534	89.2%	$913,867	$89,486	$65,215
2010	119	20,156	89.7%	$912,977	$79,255	$57,262
2009	112	18,442	87.3%	$860,601	$75,619	$55,049
CENTRAL:
2011	201	26,800	91.5%	$1,020,650	$105,643	$73,247
2010	188	25,398	88.3%	$1,008,298	$103,081	$71,940
2009	181	24,146	87.9%	$984,689	$105,746	$74,751
WEST:
2011	76	9,764	91.1%	$631,370	$53,794	$40,301
2010	67	8,431	90.6%	$551,594	$42,399	$29,706
2009	58	7,121	90.4%	$460,918	$44,728	$33,436

(1)	Segment assets include all assets held by operating properties included in a segment, less non-segment cash and cash equivalents.
(2)	Segment rental revenues include operating properties only. Revenues from development properties and properties which were sold during the period are not included in these results.
(3)

Property net operating income, or property NOI, is defined in “Item 6. Selected Financial Data”. For a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 14—Segment Information.”

East Segment

East Segment property NOI increased approximately $8.0 million, for the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of:

•

$10.2 million increase in rental revenues as a result of the acquisition of seven operating properties and completion of development of five properties which were placed into operations since December 31, 2010; partially offset by

•	$2.2 million increase in operating expenses, primarily as a result of an increase in property taxes and insurance.

East Segment property NOI increased approximately $2.2 million, for the year ended December 31, 2010 as compared to the same period in 2009 primarily as a result of:

•

$3.6 million increase in rental revenues as a result of the acquisition of five operating properties and completion of development of two properties which were placed into operations since December 31, 2009; partially offset by

•	$1.4 million increase in operating expenses, primarily as a result of an increase in property taxes.

Central Segment

Central Segment property NOI increased approximately $1.3 million, for the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of:

•	$2.6 million increase in rental revenues resulting primarily from:

•	the acquisition of ten operating properties and completion of development of three properties which were placed into operations since December 31, 2010; and

•	320 basis point increase in period end occupancy to 91.5% for the year ended December 31, 2011 as compared to 2010; partially offset by

•	$0.8 million decrease related to a settlement of a tenant in liquidation which was recorded in 2010.

•	$1.3 million increase in operating expenses, including a 7.3% increase in property taxes.

Central Segment property NOI decreased approximately $2.8 million, for the year ended December 31, 2010 as compared to the same period in 2009 primarily as a result of:

•

$3.5 million decrease in rental revenues, despite the addition of seven properties, two from acquisitions and five properties on which development was completed since December 31, 2009, mainly as a result of a 5.1% decrease in base rent period over period; and

•	$0.1 million increase in operating expenses, primarily related to an increase in non-recoverable expenses; partially offset by

•	$0.8 million increase related to a settlement of a tenant in liquidation recorded in 2010.

West Segment

West Segment property NOI increased approximately $10.6 million for year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of:

•	$11.4 million increase in rental revenues as a result of the acquisition of nine operating properties since December 31, 2010; and

•	$0.8 million increase in operating expenses, primarily related to an increase in maintenance costs and insurance.

West Segment property NOI decreased approximately $3.7 million for the year ended December 31, 2010 as compared to the same period in 2009 primarily as a result of:

•

$2.3 million decrease in rental revenues, despite the addition of nine properties, eight from acquisitions and one property on which development was completed since December 31, 2009, mainly as a result of a 5.8% decrease in base rent period over period; and

•	$1.4 million increase in operating expenses, primarily resulting from an increase in property taxes and insurance as a result of property additions.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment (in thousands).

	December 31, 2011	December 31, 2010	December 31, 2009
Segments:
East	$913,867	$912,977	$860,601
Central	1,020,650	1,008,298	984,689
West	631,370	551,594	460,918

Total segment assets(1)	2,565,887	2,472,869	2,306,208
Non-segment assets:
Development and redevelopment assets	13,993	57,076	177,217
Properties in pre-development including land held	47,972	24,664	24,577
Non-segment cash and cash equivalents	11,624	14,071	19,967
Other non-segment assets (2)	153,822	151,209	136,323

Total Assets	$2,793,298	$2,719,889	$2,664,292

(1)	Total segment assets include all assets held by operating properties included in a segment, less non-segment cash and cash equivalents.
(2)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, straight-line rent and other receivables and other assets.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, and debt service and distributions to shareholders will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including dispositions and asset contributions;

•	Borrowings under our senior unsecured revolving credit facility;

•	Other forms of secured or unsecured financings;

•	Offerings of common stock or other securities;

•	Current cash balances; and

•	Distributions from institutional capital management and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equityholder distributions, capital expenditures at our properties, development funding requirements and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

Year ended December 31, 2011 compared to year ended December 31, 2010

“Cash and cash equivalents” were $12.8 million and $17.3 million as of December 31, 2011 and December 31, 2010, respectively. Net cash provided by operating activities increased by $16.0 million to $107.0 million during the year ended December 31, 2011 compared to $91.0 million during the same period in 2010. This change was primarily due to an increase in property net operating income and a decrease in cash paid for accounts payable, accrued expenses and other liabilities during the periods.

Net cash used in investing activities increased $40.0 million to $178.3 million during the year ended December 31, 2011 compared to $138.3 million during the same period in 2010. This increase was primarily due to more acquisitions in 2011 than in 2010, which resulted in an increase in cash outflows for real estate acquisitions of $112.8 million. During 2011 there was also a $17.7 million increase in capital expenditures as well as a $17.7 million decrease in proceeds from repayment on notes receivable. These increases were partially offset by a $12.4 million decrease in contributions to unconsolidated joint ventures; a $87.1 million increase in proceeds from dispositions resulting from eight additional property dispositions in 2011 than in 2010; and a $12.4 million increase in distributions of investments in unconsolidated joint ventures resulting from the sale of three properties in our unconsolidated joint ventures.

Net cash provided by financing activities increased $21.3 million to $66.8 million during the year ended December 31, 2011 compared to $45.5 million during the same period in 2010. This change was primarily related to an increase of $90.0 million in net proceeds from issuance and repayments of senior unsecured notes; and an increase of $50.6 million in net proceeds from the issuance of common stock; partially offset by an increase of $102.0 million in net payments on the senior unsecured revolving line of credit; an increase of $9.1 million in net payments on mortgage notes; and an increase of $8.1 million in our dividends paid to common stockholders.

Year ended December 31, 2010 compared to year ended December 31, 2009

“Cash and cash equivalents” were $17.3 million as of December 31, 2010, which was a decrease of $1.8 million from our “Cash and cash equivalents” balance as of December 31, 2009. Net cash provided by operating activities decreased by $18.7 million to $91.0 million during the year ended December 31, 2010 compared to $109.7 million during the same period in 2009. This decrease was primarily due to an increase in the consolidated loss of DCT Industrial Trust Inc., which resulted from overall decreases in revenues, driven by lower rental rates, a decrease in average consolidated occupancy and increases in expenses.

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

Net cash provided by (used in) financing activities increased $138.1 million to $45.5 million provided by financing activities during the year ended December 31, 2010 when compared to $(92.6) million used in financing activities during the same period in 2009. This change was primarily due to an increase in net draws on our line of credit of $51.0 million; and an increase of net issuances of senior unsecured notes totaling $110.0 million; which were partially offset by decrease in net payments of $23.1 million on mortgage notes; and a decrease of $56.5 million in proceeds from issuance of common stock.

Common Stock

As of December 31, 2011, approximately 245.9 million shares of common stock were issued and outstanding.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share, for net proceeds of $111.9 million before offering expenses.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering program, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market”

offerings or certain other transactions. We did not issue any shares through this program during the year ended December 31, 2011. During the year ended December 31, 2010, we issued 12.6 million shares of common stock through this program and raised gross proceeds of $61.2 million. Our proceeds net of offering fees were $60.4 million. We used the proceeds from sale of shares for general corporate purposes, which included funding acquisitions and repaying debt. As of December 31, 2011, 7.4 million shares remain available to be issued under the program.

The net proceeds from the sales of our securities were transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our offerings, including the offerings noted above.

Dividend Reinvestment and Stock Purchase Plan

We offer shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan permits stockholders to acquire additional shares with quarterly dividends and to make additional cash investments to buy shares directly through our third party transfer agent. Shares of common stock may be purchased in the open market or through privately negotiated transactions.

Distributions

During the years ended December 31, 2011 and 2010, our board of directors declared distributions to stockholders totaling approximately $76.8 million and $67.9 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our credit facility were used for distributions paid during 2011 and 2010.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During February 2012, our board of directors declared a quarterly cash dividend of $0.07 per share, payable on April 18, 2012 to stockholders of record as of April 6, 2012.

Outstanding Indebtedness

As of December 31, 2011, our outstanding indebtedness of $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding $61.7 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2010, our outstanding indebtedness of $1.2 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding $62.3 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $735.1 million. As of December 31, 2010, the total gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage debt was approximately $1.0 billion. Our debt has various covenants with which we were in compliance as of December 31, 2011 and 2010.

Our debt instruments require monthly, quarterly or semiannual payments of interest and many require monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our debt service excluding principal maturities. During the years ended December 31, 2011 and 2010, our debt payments, including principal, interest and extinguishments, totaled $222.4 million and $383.9 million, respectively.

All of our senior unsecured notes contain certain cross-default provisions which may be triggered in the event that any material indebtedness is in default. These cross-default provisions may require us to repay such senior unsecured debt. We are not in default and do not have any unsecured debt maturities through December 31, 2012.

We have certain non-recourse, secured loans which are cross-collateralized by multiple properties. In the event of a default, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. We generally have broad substitution rights that afford DCT the opportunity to replace encumbered properties with replacement properties. We are not in default and do not have any cross-collateralized debt maturing through December 31, 2012.

In the event of default or foreclosure, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

Financing Strategy

Our charter and our bylaws do not limit the amount of debt we incur, however, we intend to operate so that our financial metrics are generally consistent with our publicly held investment grade REIT peers. The metrics we consider most significant include leverage, fixed charge coverage and net debt to EBITDA. We are also subject to certain covenants which may limit our outstanding indebtedness.

Debt Retirement and Refinancing

During the year ended December 31, 2011, we retired $124.7 million of maturing mortgage notes which were repaid using proceeds from the Company’s senior unsecured revolving credit facility and with proceeds from our senior unsecured notes issued through a private placement discussed below.

In April 2011, we refinanced $50.0 million of maturing senior unsecured notes. The new fixed-rate notes bear interest of 5.43%, mature in April 2020 and require quarterly interest payments.

Debt Issuances

On June 3, 2011, we entered into a term loan agreement with a syndicate of twelve banks, pursuant to which we borrowed $175.0 million through a senior unsecured loan. The term loan is scheduled to mature on June 3, 2015 and may be prepaid in whole or in part at any time. The term loan agreement provides for a variable interest rate based on either the base rate under the agreement or LIBOR, at our election, plus a margin that is initially based on our leverage ratio. The margins on base rate loans initially may range from 0.80% to 1.65% per annum, and the margins on LIBOR-based loans may range from 1.80% to 2.65% per annum. This loan agreement has various covenants with which we are in compliance as of December 31, 2011. We used the term loan, together with proceeds from a draw under our senior unsecured revolving credit facility, to repay our unsecured term loan that was scheduled to mature on June 6, 2011.

On August 1, 2011 we issued $225.0 million of new fixed rate, senior unsecured notes through a private placement. These senior unsecured notes have a weighted average maturity of 8.5 years and a weighted average interest rate of 4.93%. The notes have maturities of 5, 7, 8, 10, 11 or 12 years. The notes and related purchase agreement contain various covenants with which we are in compliance with as of December 31, 2011. Proceeds from these notes were used to repay outstanding indebtedness and for general corporate purposes.

On November 4, 2011, we issued a non-recourse mortgage note for $20.0 million in connection with a property acquisition. The note bears interest at a rate of 4.25%, requires monthly payments of principal and interest and matures in December 2021.

Line of Credit

As of December 31, 2011, we did not have an outstanding balance on our senior unsecured revolving credit facility; however we have issued two letters of credit secured by the unsecured revolving credit facility totaling $9.8 million. As of December 31, 2010 we had $51.0 million outstanding on our senior unsecured revolving credit facility.

On June 3, 2011, we entered in an amendment to extend the maturity date of our $300.0 million senior unsecured revolving credit facility from August 19, 2013 until June 3, 2015. This amendment also increased the number of banks included on the facility from nine to twelve and reduced the interest rate payable to either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon the Company’s leverage ratio. The amendment also provides us the ability, from time to time, to extend the size of the facility by up to an additional $200.0 million, to a total of $500.0 million, subject to certain lender commitments and other conditions. We incurred a total of approximately $2.1 million in fees paid to the creditor and third-party costs which have been deferred and will be amortized over the life of the new credit facility. Proceeds from draws on the line have been used to repay mortgage notes and senior unsecured notes as they became due, to finance our property acquisitions and for general corporate purposes including payment of distributions. The senior unsecured revolving credit facility agreement contains various covenants with which we are in compliance with as of December 31, 2011.

Debt Assumption

During the year ended December 31, 2011, we assumed two non-recourse notes with outstanding balances of approximately $3.9 million and $3.4 million, respectively, in connection with two property acquisitions. The assumed notes bear interest at rates of 4.96% and 6.00%, respectively, and require monthly payments of principal and interest. The maturity dates of the assumed notes are August 2023 and April 2014, respectively.

Interest rate swap

As of December 31, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA. The fair value of the swap was a liability of approximately $26.7 million as of December 31, 2011.

Debt Maturities

The following table sets forth the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, as of December 31, 2011 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Unsecured Credit Facility	Total
2012	$—	$57,659	$—	$57,659
2013	175,000	44,295	—	219,295
2014	50,000	9,975	—	59,975
2015	215,000	48,343	—	263,343
2016	99,000	5,724	—	104,724
Thereafter	396,000	149,196	—	545,196

Total	$935,000	$315,192	$—	$1,250,192

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2011; specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,594,588	$122,352	$381,770	$442,652	$647,814
Operating lease commitments	2,955	656	1,274	995	30
Ground lease commitments(3)	13,733	474	963	1,088	11,208
Forward purchase commitments	12,353	12,353	—	—	—

Total	$1,623,629	$135,835	$384,007	$444,735	$659,052

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Excluded from the total are our estimated construction costs to complete development projects of approximately $8.2 million, none of which is legally committed until work is completed.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at December 31, 2011.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

As of December 31, 2011, there are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

As of December 31, 2011, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $24.1 million; $13.5 million is scheduled to mature by the end of 2012 and $10.6 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise. As of December 31, 2011, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $61.7 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2012	$13,452
2013	17,168
2014	4,513
2015	2,560
2016	1,189
Thereafter	22,823

Total	$61,705

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the years ended December 31, 2011 and 2010, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during the period from 2010 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2011, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

As of December 31, 2011 and 2010 the derivative had a fair value that resulted in a liability of $26.7 million and $10.1 million, respectively, included in “Other liabilities” in our Consolidated Balance Sheet. No ineffectiveness was recorded during the years ended December 31, 2011 and 2010.

The net liability associated with our derivative would increase approximately $1.0 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of December 31, 2011.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2011, we had approximately $175.0 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the year ended December 31, 2011 would have increased by approximately $0.6 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $9.9 million during the year ended December 31, 2011.

As of December 31, 2011, the estimated fair value of our debt was approximately $1.4 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” on Page 72 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2011, the end of the period covered by this annual report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal year ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2011, management conducted an assessment of the internal control over financial reporting reflected in the financial statements, based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited DCT Industrial Trust Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 29, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2012 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2012 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2012 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2012 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2012 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page 72 are filed as a part of this report.

2. Financial Statement Schedules.

The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on Page 72. All other financial statement schedules are not applicable.

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
President and Chief Executive Officer

Date: February 29, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS G. WATTLES Thomas G. Wattles	Executive Chairman and Director	February 29, 2012

/S/ PHILIP L. HAWKINS Philip L. Hawkins	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/S/ MATTHEW T. MURPHY Matthew T. Murphy	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 29, 2012

/S/ MARK SKOMAL Mark Skomal	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012

/S/ MARILYN A. ALEXANDER Marilyn A. Alexander	Director	February 29, 2012

/S/ THOMAS F. AUGUST Thomas F. August	Director	February 29, 2012

/S/ JOHN S. GATES, JR. John S. Gates, Jr.	Director	February 29, 2012

/S/ RAYMOND B. GREER Raymond B. Greer	Director	February 29, 2012

/S/ TRIPP H. HARDIN Tripp H. Hardin	Director	February 29, 2012

/S/ JOHN C. O’KEEFFE John C. O’Keeffe	Director	February 29, 2012

/S/ BRUCE L. WARWICK Bruce L. Warwick	Director	February 29, 2012

INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	F-3
Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests for the Years Ended December 31, 2011, 2010 and 2009	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Schedule III-Real Estate and Accumulated Depreciation	F-45

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 29, 2012

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2011	2010
ASSETS
Land	$647,552	$567,152
Buildings and improvements	2,393,346	2,343,835
Intangible lease assets	84,779	93,497
Construction in progress	35,386	32,952

Total investment in properties	3,161,063	3,037,436
Less accumulated depreciation and amortization	(589,314)	(528,705)

Net investment in properties	2,571,749	2,508,731
Investments in and advances to unconsolidated joint ventures	139,278	138,455

Net investment in real estate	2,711,027	2,647,186
Cash and cash equivalents	12,834	17,330
Notes receivable	1,053	1,222
Deferred loan costs, net	8,567	5,883
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,256 and $2,088, respectively	42,349	33,278
Other assets, net	17,468	14,990

Total assets	$2,793,298	$2,719,889

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$45,785	$38,354
Distributions payable	19,057	17,458
Tenant prepaids and security deposits	22,864	20,759
Other liabilities	29,797	12,373
Intangible lease liability, net	18,897	18,748
Line of credit	—	51,000
Senior unsecured notes	935,000	735,000
Mortgage notes	317,783	425,359

Total liabilities	1,389,183	1,319,051

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 245,943,100 and 222,946,676 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	2,459	2,229
Additional paid-in capital	2,018,075	1,898,289
Distributions in excess of earnings	(783,229)	(689,127)
Accumulated other comprehensive loss	(29,336)	(15,289)

Total stockholders’ equity	1,207,969	1,196,102
Noncontrolling interests	196,146	204,736

Total equity	1,404,115	1,400,838

Total liabilities and equity	$2,793,298	$2,719,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share information)

	For the year ended December 31,
	2011	2010	2009
REVENUES:
Rental revenues	$249,158	$225,699	$229,797
Institutional capital management and other fees	4,291	4,133	2,701

Total revenues	253,449	229,832	232,498

OPERATING EXPENSES:
Rental expenses	34,217	32,389	31,429
Real estate taxes	36,200	34,915	33,409
Real estate related depreciation and amortization	124,244	110,373	104,883
General and administrative	25,925	25,262	29,224
Impairment losses	448	8,656	—
Casualty gains	(33)	—	—

Total operating expenses	221,001	211,595	198,945

Operating income	32,448	18,237	33,553

OTHER INCOME AND EXPENSE:
Equity in income (loss) of unconsolidated joint ventures, net	(2,556)	(2,986)	2,698
Impairment losses from investments in unconsolidated joint ventures	(1,953)	(216)	(300)
Loss on business combinations	—	(395)	(10,325)
Interest expense	(63,941)	(56,548)	(52,338)
Interest and other income (expense)	(310)	357	1,918
Income tax expense and other taxes	(144)	(918)	(1,662)

Loss from continuing operations	(36,456)	(42,469)	(26,456)
Income (loss) from discontinued operations	7,613	(597)	4,742

Loss before gain on dispositions of real estate interests	(28,843)	(43,066)	(21,714)
Gain on dispositions of real estate interests	—	13	5

Consolidated net loss of DCT Industrial Trust Inc.	(28,843)	(43,053)	(21,709)
Net loss attributable to noncontrolling interests	3,593	5,223	3,124

Net loss attributable to common stockholders	(25,250)	(37,830)	(18,585)

Distributed and undistributed earnings allocated to participating securities	(443)	(480)	(436)

Adjusted net loss attributable to common stockholders	$(25,693)	$(38,310)	$(19,021)

EARNINGS PER COMMON SHARE—BASIC AND DILUTED:
Loss from continuing operations	$(0.14)	$(0.18)	$(0.12)
Income (loss) from discontinued operations	0.03	(0.00)	0.02

Net loss attributable to common stockholders	$(0.11)	$(0.18)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	242,591	212,412	192,900

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	Total Equity	DCT Industrial Trust Inc. and Subsidiaries
				Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Compre- hensive Income (Loss)	Non- controlling Interests
		Common Stock
		Shares	Amount
Balance at December 31, 2008	$1,401,500	175,141	$1,751	$1,657,923	$(513,040)	$(22,463)	$277,329

Comprehensive income (loss):
Net loss	(21,709)	—	—	—	(18,585)	—	(3,124)
Net unrealized gains on cash flow hedging derivatives	15,980	—	—	—	—	14,117	1,863
Realized losses related to hedging activities	(2,894)	—	—	—	—	(2,557)	(337)
Amortization of cash flow hedging derivatives	1,072	—	—	—	—	947	125
Allocation of interests	—	—	—	—	—	(1,056)	1,056

Comprehensive income (loss)	(7,551)				(18,585)	11,451	(417)

Issuance of common stock, net of offering costs	111,388	27,600	276	111,112	—	—	—
Issuance of common stock, stock based compensation plans	479	222	2	477	—	—	—
Amortization of stock-based compensation	8,602	—	—	1,926	—	—	6,676
Distributions to common stockholders and noncontrolling interests	(68,839)	—	—	—	(59,462)	—	(9,377)
Partner contributions from noncontrolling interests	158	—	—	—	—	—	158
Purchase of noncontrolling interests	(155)	—	—	48	—	—	(203)
Redemptions of noncontrolling interests	(1,949)	5,083	51	46,168	—	—	(48,168)

Balance at December 31, 2009	$1,443,633	208,046	$2,080	$1,817,654	$(591,087)	$(11,012)	$225,998

Comprehensive income (loss):
Net loss	(43,053)	—	—	—	(37,830)	—	(5,223)
Net unrealized losses on cash flow hedging derivatives	(7,491)	—	—	—	—	(6,664)	(827)
Realized gains related to hedging activities	2,040	—	—	—	—	1,815	225
Amortization of cash flow hedging derivatives	889	—	—	—	—	791	98
Allocation of interests	—	—	—	—	—	(219)	219

Comprehensive income (loss)	(47,615)				(37,830)	(4,277)	(5,508)

Issuance of common stock, net of offering costs	59,999	12,571	126	59,873	—	—	—
Issuance of common stock, stock based compensation plans	77	106	1	76	—	—	—
Amortization of stock-based compensation	4,827	—	—	1,479	—	—	3,348
Distributions to common stockholders and noncontrolling interests	(67,882)	—	—	—	(60,210)	—	(7,672)
Partner contributions from noncontrolling interests	8,801	—	—	—	—	—	8,801
Purchase of noncontrolling interests	—	—	—	281	—	—	(281)
Redemptions of noncontrolling interests	(1,002)	2,224	22	18,926	—	—	(19,950)

Balance at December 31, 2010	$1,400,838	222,947	$2,229	$1,898,289	$(689,127)	$(15,289)	$204,736

(table continued on next page)

The accompanying notes are an integral part of these Consolidated Financial Statements.

	Total Equity	DCT Industrial Trust Inc. and Subsidiaries
				Additional Paid-in Capital	Distributions In Excess of Earnings	Accumulated Other Compre- hensive Income (Loss)	Non- controlling Interests
		Common Stock
		Shares	Amount
Balance at December 31, 2010	$1,400,838	222,947	$2,229	$1,898,289	$(689,127)	$(15,289)	$204,736

Comprehensive income (loss):
Net loss	(28,843)	—	—	—	(25,250)	—	(3,593)
Net unrealized losses on cash flow hedging derivatives	(16,637)	—	—	—	—	(15,066)	(1,571)
Realized gains related to hedging activities	129	—	—	—	—	117	12
Amortization of cash flow hedging derivatives	970	—	—	—	—	878	92
Allocation of interests	—	—	—	—	—	24	(24)

Comprehensive income (loss)	(44,381)				(25,250)	(14,047)	(5,084)

Issuance of common stock, net of offering costs	111,588	21,850	219	111,369	—	—	—
Issuance of common stock, stock based compensation plans	(88)	215	2	(90)	—	—	—
Amortization of stock-based compensation	4,552	—	—	1,564	—	—	2,988
Distributions to common stockholders and noncontrolling interests	(76,848)	—	—	—	(68,852)	—	(7,996)
Issuance of noncontrolling interests	4,880	—	—	(5)	—	—	4,885
Partner contributions from noncontrolling interests	4,632	—	—	—	—	—	4,632
Purchase of noncontrolling interests	(687)	—	—	(191)	—	—	(496)
Redemptions of noncontrolling interests	(371)	931	9	7,139	—	—	(7,519)

Balance at December 31, 2011	$1,404,115	245,943	$2,459	$2,018,075	$(783,229)	$(29,336)	$196,146

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity,

Comprehensive Income (Loss) and Noncontrolling Interests

For the Years Ended December 31, 2011, 2009 and 2008 (in thousands)

continued

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Consolidated net loss of DCT Industrial Trust Inc.	$(28,843)	$(43,053)	$(21,709)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	128,989	115,904	111,250
Gain on dispositions of real estate interests	(12,030)	(2,091)	(1,354)
Loss on business combinations	—	395	10,325
Distributions of earnings from unconsolidated joint ventures	3,267	3,470	3,915
Equity in (income) loss of unconsolidated joint ventures, net	2,556	2,986	(2,698)
Impairment losses	10,160	12,328	981
Stock-based compensation	4,552	4,827	8,602
Casualty gains	(1,298)	—	—
Straight-line rent	(9,526)	(5,622)	(1,943)
Other	3,731	5,228	6,636
Changes in operating assets and liabilities:
Other receivables and other assets	(1,197)	(3,572)	(4,261)
Accounts payable, accrued expenses and other liabilities	6,605	202	5

Net cash provided by operating activities	106,966	91,002	109,749

INVESTING ACTIVITIES:
Real estate acquisitions	(200,909)	(88,120)	(14,023)
Capital expenditures and development activities	(76,035)	(58,361)	(46,914)
Refunds (payments) in deferred acquisition costs and deposits	(1,559)	(13)	143
Proceeds from dispositions of real estate investments, net	106,455	19,391	29,008
Investments in unconsolidated joint ventures	(21,991)	(34,425)	(6,425)
Distributions of investments in unconsolidated joint ventures	12,941	565	7,161
Repayment of notes receivable	169	17,862	12,353
Insurance proceeds from casualty reimbursement for capital expenditures	3,813	—	—
Other investing activities	(1,191)	4,767	1,024

Net cash used in investing activities	(178,307)	(138,334)	(17,673)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	260,500	283,000	8,000
Repayments of senior unsecured revolving line of credit	(311,500)	(232,000)	(8,000)
Proceeds from senior unsecured debt	400,000	210,000	—
Repayments of senior unsecured debt	(200,000)	(100,000)	—
Proceeds from mortgage debt	20,000	123,000	—
Principal payments on mortgage debt	(133,898)	(227,830)	(127,925)
Payments of deferred loan costs	(5,028)	(4,423)	(2,188)
Issuance of common stock	111,931	61,303	117,777
Offering costs for issuance of common stock and OP Units	(348)	(1,227)	(5,910)
Redemption of OP Units	(371)	(1,002)	(1,949)
Payments related to settlement of cash flow hedge	—	—	(3,630)
Dividends to common stockholders	(67,250)	(59,151)	(58,901)
Distributions to noncontrolling interests	(7,422)	(7,802)	(10,069)
Contributions from noncontrolling interests	231	1,674	158

Net cash provided by (used in) financing activities	66,845	45,542	(92,637)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,496)	(1,790)	(561)
CASH AND CASH EQUIVALENTS, beginning of period	17,330	19,120	19,681

CASH AND CASH EQUIVALENTS, end of period	$12,834	$17,330	$19,120

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$58,461	$54,532	$50,366
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets, net	$42,149	$29,927	$68,013
Assumption of mortgage notes in connection with real estate acquired	$7,653	$19,556	$65,979
Redemptions of OP Units settled in shares of common stock	$7,148	$19,228	$46,218
Issuance of notes receivable in connection with real estate acquisitions	$—	$—	$1,050
Contributions of real estate from non-controlling interests	$4,401	$7,127	$—
Issuance of OP Units in connection with real estate acquisition	$4,885	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of December 31, 2011, we owned approximately 90.4% of the outstanding equity interests in our operating partnership.

As of December 31, 2011, the Company owned interests in, managed or had under development approximately 75.5 million square feet of properties leased to approximately 900 customers, including:

•	58.1 million square feet comprising 408 consolidated properties owned in our operating portfolio which were 90.6% occupied;

•	17.2 million square feet comprising 52 unconsolidated properties which were 86.3% occupied and one managed-only property operated on behalf of five institutional capital management partners; and

•	0.2 million square feet comprising one consolidated property under redevelopment.

Note 2 - Summary of Significant Accounting Policies

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

Reclassifications

Certain items in our Consolidated Financial Statements for 2010 and 2009 have been reclassified to conform to the 2011 presentation.

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

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investment in real estate, referred to as capital projects and other activities included within this paragraph. Costs associated with our capital projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and leasing costs, if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our projects based on an estimate of the time spent on the development activities. Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rates during the period. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

We also capitalize interest on qualifying investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence, at our weighted average borrowing rates during the period.

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

Investment in Properties

We record the assets, liabilities and noncontrolling interests associated with property acquisitions which qualify as business combinations at their respective acquisition-date fair values which are derived using a market, income or replacement cost approach, or a combination thereof. Acquisition-related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants. We do not consider acquisitions of land or unoccupied buildings to be business combinations. Rather, these transactions are treated as asset acquisitions and recorded at cost.

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

Investments in properties classified as held for sale are measured at the lower of their carrying amount or fair value (typically, the contracted sales price, a Level 2 input) less costs to sell. Impairment of assets held for sale is a component of “Income (loss) from discontinued operations” in the Consolidated Statements of Operations and is further detailed in Note 15—Discontinued Operations and Assets Held for Sale.

During the year ended December 31, 2011, we determined our cost was not recoverable on one operating property in the Atlanta market based upon a change in our future estimated hold period. Based on our analysis, the total carrying amount of the property located in our East operating segment was no longer recoverable by the future estimated undiscounted cash flows. Consequently, we recognized an impairment loss of $0.4 million in our consolidated portfolio based on the estimated fair value (see “Fair Value” discussion above). The property was classified as held-for-use at December 31, 2011.

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

During the year ended December 31, 2010, we determined our cost was not recoverable on certain land parcels held for future development. Based on our analysis, the total carrying amount of three land parcels located in Baltimore/Washington, Orlando and Atlanta markets were no longer recoverable by the future estimated undiscounted cash flows, as a result of changes in the anticipated timing of the commencement of the development. Consequently, we recognized impairment losses of $4.1 million and $0.2 million on properties in our consolidated portfolio and unconsolidated portfolios, respectively, based on their estimated fair values (see “Fair Value” discussion above).

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

Impairment of Investments in and Advances to Unconsolidated Joint Ventures

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

Notes Receivable

As of December 31, 2011 and 2010, we had approximately $1.1 million and $1.2 million in notes receivable outstanding with non-affiliates, respectively. The interest rates on notes receivable range from approximately 7.5% to 10%, and the notes mature on dates ranging from June 2012 to June 2017.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to “Interest expense” over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $3.1 million and $4.2 million as of December 31, 2011 and 2010, respectively. Unamortized deferred loan costs are fully amortized when debt is retired before the maturity. Our interest expense for the years ended December 31, 2011, 2010 and 2009 includes $2.1 million, $2.3 million and $2.3 million for the amortization of loan costs, respectively.

Straight-line Rent and Other Receivables

Straight-line rent and other receivables include all straight line rent and current accounts receivable, net of allowances. We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2011 and 2010, our allowance for doubtful accounts was $1.3 million and $2.1 million, respectively.

Debt

Debt consists of fixed and variable rate secured mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility. Secured mortgage notes assumed in connection with business combinations includes a premium or discount for the difference between the fair value and face value of assumed notes at the date of acquisition, and is amortized to “Interest expense” over the remaining life of the underlying notes. The aggregated premium balances, net of accumulated amortization, were approximately $2.6 million and $3.6 million as of December 31, 2011 and 2010, respectively.

Derivative Instruments and Hedging Activities

We record derivatives at fair value which are presented on a gross basis in “Other Liabilities” in our Consolidated Balance Sheets. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the designation of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

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

As of December 31, 2011, our hedge was designated as a cash flow hedge. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statements of Stockholders’ Equity, Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interests (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Comprehensive Income (Loss)

We report comprehensive income or loss in our Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests. Amounts reported in “Accumulated other comprehensive income (loss)” related to settled hedging transactions will be amortized to “Interest expense” as the hedged forecasted transactions occur. Any ineffectiveness related to our hedging transactions is reported in our Consolidated Statements of Operations. See Note 6—Financial Instruments and Hedging Activities for additional information.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $9.3 million, $6.0 million and $1.8 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $48.2 million, $44.2 million and $45.7 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents and accelerated amortization due to early lease terminations was a increase of approximately $0.5 million, a decrease of $0.1 million and a decrease of $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum base rental payments, i.e., cash monthly contractual rent, due to us from our tenants under the terms of non-cancelable operating leases in effect as of December 31, 2011 were as follows (in thousands):

Year Ended December 31,	Amount
2012	$178,780
2013	139,904
2014	105,526
2015	77,266
2016	51,872
Thereafter	171,625

Total	$724,973

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. During the years ended December 31, 2011, 2010 and 2009, early lease termination fees were $0.6 million, $0.7 million and $2.1 million, respectively.

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

Stock-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan, as amended, to grant restricted stock, LTIP Units, stock options and other awards to our personnel and directors. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk free interest rate.

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

Certain of our operations (property management, asset ownership or management, sales of certain assets, etc.) may be conducted through taxable REIT subsidiaries, which are subsidiaries of the operating partnership and each of which we refer to as a TRS. A TRS is a C-corporation for which a REIT and its subsidiary C-corporation have jointly elected for the C-corporation to be a taxable REIT subsidiary of the REIT and therefore is subject to U.S. federal corporate income tax.

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

The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. We had no interest expense or penalties related to unrecognized tax benefits for the years ended December 31, 2011, 2010 or 2009. As of December 31, 2011 and 2010, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Our tax returns are subject to examination in various jurisdictions for the calendar years 2007 through 2011.

New Accounting Standards

During the second quarter of 2011, the FASB issued Accounting Standards Update No. 201-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which generally aligns the principles for fair value measurements and the related disclosure requirements under US GAAP and International Financial Reporting Standards (“IFRS”). This standard requires new disclosures, with a particular focus on Level 3 measurements, including; quantitative information about the significant unobservable inputs used for all Level 3 measurements; qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs and a description of the company’s valuation processes. This standard also requires disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy; information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We plan to adopt this standard during the first quarter of 2012 and do not expect that this standard will have a material effect on our Consolidated Financial Statements.

Also during the second quarter of 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Entities will have the option to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This standard requires retrospective application and is effective for interim and annual periods beginning after December 15, 2011. Early application is permitted. We plan to adopt this standard during the first quarter of 2012 and have determined that we will present the components of net income and other comprehensive income in two separate but consecutive statements.

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development and properties in pre-development including land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	December 31, 2011	December 31, 2010
Operating properties	$3,100,172	$2,954,754
Properties under redevelopment	4,284	3,316
Properties under development	9,525	55,698
Properties in pre-development including land held	47,082	23,668

Total Investment in Properties	3,161,063	3,037,436
Less accumulated depreciation and amortization	(589,314)	(528,705)

Net Investment in Properties	$2,571,749	2,508,731

Acquisition Activity

2011 Acquisition Activity

During the year ended December 31, 2011, we acquired 24 buildings comprising 2.8 million square feet and controlling interests in three buildings totaling 0.4 million square feet. The properties are located in the Southern California, New Jersey, Miami, Orlando, Chicago, Phoenix, Atlanta, Denver, Houston, Seattle, Northern California and Chicago markets. These properties and controlling interests were acquired from unrelated third-parties, except as disclosed in Note 12—Related Party Transactions for a total purchase price of approximately $187.1 million, using proceeds from our equity offering, proceeds from asset sales, proceeds from our private placement of senior unsecured notes, borrowings under our senior unsecured revolving credit facility, proceeds from a nonrecourse mortgage financing, issuance of OP units and existing cash balances. We have consolidated the three properties in which we acquired controlling interests and, as a result, we recorded $196.9 million on our balance sheet, in the aggregate, for these three properties and the 24 other properties that we acquired during the year ended December 31, 2011. This amount included $9.8 million attributable to the noncontrolling interests’ share of these three properties. We expensed as incurred acquisition costs of approximately $1.9 million during the year ended December 31, 2011, included in “General and administrative” in our Consolidated Statement of Operations.

2010 Acquisition Activity

During the year ended December 31, 2010, we acquired ten properties comprising 1.0 million square feet and controlling interests in two buildings totaling 0.5 million square feet. These properties are located in the New Jersey, Southern California, Baltimore/Washington D.C., Houston, Chicago and Seattle markets. These properties and controlling interests were acquired from unrelated third-parties, except as disclosed in Note 12—Related Party Transactions, for a total purchase price of approximately $92.8 million using borrowings under our senior unsecured revolving credit facility, the private placement of our senior unsecured notes and existing cash balances, including those from our equity offering. We have consolidated the two properties in which we acquired controlling interests and, as a result, we recorded $106.8 million on our balance sheet, in the aggregate, for these two properties and the ten other properties that we acquired during the year ended December 31, 2010. This amount included $14.0 million attributable to the noncontrolling interests’ share of these two properties. We expensed as incurred acquisition costs of approximately $1.2 million during the year ended December 31, 2010, included in “General and administrative” in our Consolidated Statement of Operations.

Development Activity

2011 Development Activity

During the year ended December 31, 2011, construction was commenced on two projects located in our Baltimore/Washington D.C. and Houston markets. In Baltimore/Washington D.C. we are constructing two buildings which total 0.2 million square feet and are expected to be completed in 2012. In addition, we have entered into a forward purchase commitment for the construction of a 0.3 million square foot building located in the Houston market where construction is expected to be completed in 2012. (See Note 7—Commitments and Contingencies, for further information related to this forward purchase commitment.) The total costs incurred on these two projects as of December 31, 2011 was $9.6 million.

During the year ended December 31, 2011, we acquired five land parcels which total approximately 102.2 acres located in the Houston, Miami, Cincinnati and Southern California markets. The land parcels were acquired from unrelated third-parties for a total purchase price of $25.7 million, using proceeds from our equity offering, proceeds from asset sales, proceeds from our private placement of senior unsecured notes, borrowings under our senior unsecured revolving credit facility and existing cash balances.

2010 Development Activity

We acquired a 19.3 acre land parcel in Southern California through our 8th and Vineyard joint venture, which is with a related party, for a total purchase price of approximately $4.7 million using borrowings under our senior unsecured revolving credit facility, the private placement of our senior unsecured notes and existing cash balances, including those from our equity offering. (See additional details in Note 12—Related Party Transactions, related to the 8thand Vineyard joint venture.)

Disposition Activity

2011 Disposition Activity

During the year ended December 31, 2011, we sold 16 operating properties totaling approximately 2.7 million square feet to third-parties. The properties, located in the Minneapolis, Kansas City, Nashville, San Antonio and Charlotte markets were sold for combined gross proceeds of approximately $108.3 million. Seven property sales resulted in gains of approximately $12.0 million. Prior to the closing of the remaining property sales, which was a portfolio sale of nine properties in the Charlotte market, we incurred impairment losses totaling $7.8 million, which represented the difference between the carrying value and the fair value of the assets sold, net of sales costs. All gains and impairments associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

2010 Disposition Activity

During the year ended December 31, 2010, we sold eight operating properties totaling approximately 0.5 million square feet to third-parties. The properties, located in the Atlanta, Northern California, Miami, Cincinnati and Phoenix markets were sold for combined gross proceeds of approximately $21.6 million. Two property sales resulted in gains of approximately $2.1 million. Prior to the closing of the remaining property sales, we incurred impairment losses totaling $3.5 million, which represented the difference between the carrying value and the fair value of the assets sold, net of sales costs. All gains and impairments associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

Intangible Assets

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $11.5 million, $11.1 million and $17.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our intangible lease assets and liabilities included the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$77,692	$(38,549)	$39,143	$83,394	$(42,168)	$41,226
Above market rent	7,087	(5,191)	1,896	10,103	(6,955)	3,148
Below market rent	(26,905)	8,008	(18,897)	(25,043)	6,295	(18,748)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact to rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Intangible Lease Assets	Estimated Net (Increase) to Rental Revenues Related to Above and Below Market Rents
2012	9,551	(720)
2013	6,348	(1,211)
2014	5,033	(1,061)
2015	3,881	(899)
2016	2,720	(691)
Thereafter	11,610	(12,419)

Total	$39,143	$(17,001)

Casualty Events

In February 2011, a storm caused significant damage to one of our properties in our Nashville market. The property was insured by the tenant in an amount for storms which was sufficient to cover any losses. In April 2011, we received an initial payment from the tenant of approximately $5.0 million for damages related to this casualty. Our cost of repairing the total damages was approximately $5.1 million. The recoveries received for damages were in excess of the sum of our incurred losses of approximately $3.8 million for clean-up costs and the net book value write-off of the damaged property. All contingencies relating to the casualty have been resolved and we have recorded a casualty gain of approximately $1.3 million which was included in “Income (loss) from discontinued Operations” in the Consolidated Statements of Operations during the year ended December 31, 2011, as the property was sold in the fourth quarter of 2011.

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following describes our unconsolidated joint ventures as of December 31, 2011 and 2010.

Unconsolidated Joint Ventures	DCT Ownership Percentage as of December 31, 2011	Number of Buildings	Unconsolidated Net Equity Investment as of
			December 31, 2011	December 31, 2010
			(in thousands)
Institutional Funds:
DCT/SPF Industrial Operating LLC	20%	14	$45,510	$47,243
TRT-DCT Venture I	4.4%	13	548	774
TRT-DCT Venture II(3)	11.4%	5	2,172	2,437
TRT-DCT Venture III(3)	10%	5	1,491	1,594
DCT Fund I LLC	20%	6	(313)	376

Total Institutional Funds		43	49,408	52,424
Other:
Stirling Capital Investments (SCLA)(1)	50%	6	58,629	45,313
IDI/DCT, LLC(2)(3)	50%	3	28,240	37,721
IDI/DCT Buford, LLC (land only)	75%	—	3,001	2,997

Total Other		9	89,870	86,031

Total		52	$139,278	$138,455

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.
(2)	See discussion of impairment recorded on our investment in this unconsolidated joint venture during 2011 below.
(3)

During 2011, our unconsolidated joint ventures completed dispositions of three properties in Cincinnati, Kansas City and Northern California for gross proceeds, net of joint venture partners’ interest, of $13.8 million. We recognized deferred gains upon disposition of these properties totaling $0.7 million.

Institutional Capital Management Joint Ventures

DCT/SPF Industrial Operating LLC

During 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”) that owns and operates industrial properties located in the United States. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2011 our ownership interest is 20.0%. As a result of our contribution of properties into the JP Morgan Venture in 2007, we have deferred gains of $3.1 million as of December 31, 2011, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party.

TRT-DCT Industrial Joint Ventures I, II and III

We entered into our first joint venture agreement with Dividend Capital Total Realty Trust Inc. (“DCTRT”) TRT-DCT Venture I on September 1, 2006 that owns and operates industrial properties located in the United States. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2011 our ownership interest is 4.4%. As a result of our contribution of properties into TRT-DCT Venture I in 2006, we have deferred gains of $0.4 million as of December 31, 2011, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party. No further assets are planned to be acquired by the joint venture.

We formed our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II G.P. (“TRT-DCT Venture II”), on March 27, 2007, that owns and operates industrial properties located in the United States. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2011 our ownership interest is 11.4%. As a result of our contribution of properties into TRT-DCT Venture II in 2007, we have deferred gains of $0.6 million as of December 31, 2011, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party.

We formed our third joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”), on September 9, 2008, that owns and operates industrial properties located in the United States. TRT-DCT Venture III is also structured and funded in a manner similar to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2011 our ownership interest is 10.0%.

DCT Fund I LLC

On February 21, 2006, we entered into a joint venture with affiliates of Boubyan Bank of Kuwait (“BBK”), an unrelated third-party, to create an institutional fund, DCT Fund I LLC (“Fund I”), that owns and operates industrial properties located in the United States. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2011 our ownership interest is 20.0%. As a result of our contribution of properties into Fund I in 2006, we have deferred gains of $1.6 million as of December 31, 2011, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party.

Development Projects in Unconsolidated Joint Ventures

SCLA

During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third-party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport (“SCLA”). We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including only certain extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions. As of December 31, 2011, the SCLA joint venture had six operating buildings comprised of 2.0 million square feet which were 95.4% occupied and an additional 209 acres of land available for development.

IDI/DCT, LLC

During 2007, we entered into a joint venture agreement with Industrial Developments International, Inc. (“IDI”), an unrelated third-party developer, to acquire approximately 113 acres of land to develop four distribution buildings comprising approximately 1.9 million square feet in the Savannah, GA, Nashville, TN, Chicago, IL, and Stockton, CA markets. DCT has the right of first offer to buy each of the projects and the buildings are operating.

In December of 2010, DCT and IDI entered into an amendment to the LLC agreement and made additional capital contributions of $6.0 million each to reduce the overall debt to equity ratio of IDI/DCT, LLC. Simultaneously, DCT made an additional capital contribution of $24.2 million to pay down our proportionate share of the outstanding debt and accrued interest to zero. At the same time, IDI/DCT, LLC refinanced the remaining $24.1 million of debt, and IDI’s parent guaranteed this debt, including future interest and principal payments.

In June 2011, the joint venture entered into a sale agreement with a third-party for one of its four buildings, which closed in August 2011. As a result of the contracted sales price less costs to sell being lower than the carrying amount of the related real estate assets, the joint venture recognized an impairment loss. Our portion of the impairment loss was approximately $2.0 million, which is included in “Impairment losses from unconsolidated joint ventures” in our Consolidated Statement of Operations for the year ended December 31, 2011.

IDI/DCT Buford, LLC

During 2008, we entered into a joint venture agreement with IDI to form IDI/DCT Buford, LLC. This joint venture was funded for the purpose of developing four distribution buildings comprised of approximately 0.6 million square feet in Atlanta, Georgia on approximately 47 acres contributed to the joint venture by DCT. During the year ended December 31, 2010, we recognized impairment on our investment in the joint venture of $0.2 million as a result of the anticipated timing of the commencement of the development (see further discussion of the land impairment in Note 2—Summary of Significant Accounting Policies).

The following table provides unaudited selected combined financial information for unconsolidated joint ventures as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	2011	2010	2009
Real estate, net of accumulated depreciation	$739,373	$801,048	$828,452
Total assets	$765,427	$824,188	$849,645
Secured notes payable	$290,983	$317,143	$355,840
Total liabilities	$368,018	$391,647	$431,879
Partners’ capital	$397,409	$432,541	$417,766
Rental revenues	$62,971	$64,322	$68,180
Operating expenses	$16,270	$16,559	$17,662
Depreciation expense	$33,769	$33,003	$37,370
Interest expense	$20,754	$20,591	$19,706
Net income (loss)	$(12,767)	$(8,285)	$1,317

Our aggregate investment in these partnerships at December 31, 2011 and 2010 of $139.3 million and $138.5 million, respectively, exceeds our share of the underlying equity in net assets of our joint ventures by approximately $16.7 million and $15.8 million, respectively, primarily due to capitalized interest and other costs incurred in connection with the ventures.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5—Outstanding Indebtedness

As of December 31, 2011, our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding $61.7 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2010, our outstanding indebtedness consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility and totaled approximately $1.2 billion, excluding $62.3 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of December 31, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2010, the total gross book value of our consolidated properties was approximately $3.0 billion and the gross book value of all properties securing our mortgage debt was approximately $1.0 billion. Our debt has various covenants with which we were in compliance as of December 31, 2011 and 2010.

Our outstanding indebtedness as of December 31, 2011 is summarized below (dollars in thousands).

	Interest Rate(1)	Maturity Date	Outstanding Balance as of December 31,

			2011	2010
Senior Unsecured Notes:
5 year, fixed rate(2)	5.53%	April 2011	$—	$50,000
2 year, variable rate	1.91%	June 2011	—	200,000
5 year, fixed rate	6.11%	June 2013	175,000	175,000
8 year, fixed rate(2)	5.68%	January 2014	50,000	50,000
3 year, variable rate(3)	2.63%	June 2015	175,000	—
9 year, fixed rate	5.43%	April 2020	50,000	—
10 year, fixed rate(2)	5.77%	April 2016	50,000	50,000
Private Placement 5 year, fixed rate	5.63%	June 2015	40,000	40,000
Private Placement 7 year, fixed rate	6.31%	June 2017	51,000	51,000
Private Placement 8 year, fixed rate	6.52%	June 2018	41,500	41,500
Private Placement 11 year, fixed rate	6.95%	June 2021	77,500	77,500
2011 Private Placement 5 year, fixed rate	4.02%	August 2016	49,000	—
2011 Private Placement 7 year, fixed rate	4.69%	August 2018	40,000	—
2011 Private Placement 8 year, fixed rate	4.97%	August 2019	46,000	—
2011 Private Placement 10 year, fixed rate	5.42%	August 2021	15,000	—
2011 Private Placement 11 year, fixed rate	5.50%	August 2022	40,000	—
2011 Private Placement 12 year, fixed rate	5.57%	August 2023	35,000	—
Mortgage Notes:
Variable:
Cabot	1.46%	October 2011	—	25,237
Fixed:
7 year, fixed rate	5.00%	March 2011	—	35,686
Kennedy Drive	7.55%	April 2011	—	3,786
Memphis Distriplex	6.79%	July 2011	—	4,283
Business Center	7.48%	August 2011	—	3,681
Cabot	4.79%	October 2011	—	13,507
Cabot	4.92%	October 2011	—	37,043
Roosevelt Distribution Center.	7.11%	December 2011	—	1,961
Baltimore-Washington	6.25%	September 2012	24,480	24,999
Willowbrook	6.84%	September 2012	7,570	7,726
Greens Crossing	6.44%	October 2012	6,329	6,505
Mid South Logistics Center	6.40%	November 2012	11,641	11,859
Louisville Logistics Center	6.04%	January 2013	5,120	5,464
111 Lake Drive.	5.79%	April 2013	4,981	5,073
Binney & Smith Distribution Center	6.97%	June 2013	7,058	7,968
8 year, fixed rate	4.97%	October 2013	16,776	17,283
Shelby 5	5.69%	December 2013	6,055	6,436
1700 Desoto	6.00%	April 2014	3,407	—
10 year, fixed rate(2)	5.31%	January 2015	47,539	48,952
Shelby 4	7.40%	December 2017	859	979
Miami Commerce Center	6.91%	October 2018	3,928	4,406
Cabot	6.17%	March 2019	51,814	52,477
Cabot	6.11%	February 2020	68,339	69,230
Rollins Road	4.25%	December 2021	19,962	—
Haven A	7.29%	October 2022	8,845	9,410
Shelby 19	6.72%	November 2022	9,444	10,065
6th & Rochester	4.96%	August 2023	3,630	—
Mohawk	5.75%	August 2025	7,415	7,793

Weighted Avg./Totals(4)	5.36%		1,250,192	1,156,809
Premiums/Discounts, Net of Amortization(5)	N/A		2,591	3,550

Total Senior Unsecured Notes and Mortgage Notes	N/A		1,252,783	1,160,359
Senior Unsecured Revolving Credit Facility(6)	2.38%	June 2015	—	51,000

Total Carrying Value of Debt	N/A		$1,252,783	$1,211,359

Fixed Rate Debt(4)	5.81%		$1,075,192	$931,572
Premiums/Discounts, Net of Amortization (5)	N/A		2,591	3,550
Variable Rate Debt(4)	2.63%		175,000	276,237

Total Carrying Value of Debt	N/A		$1,252,783	$1,211,359

(footnotes on following page)

(footnotes to previous page)

(1)	Interest rates for fixed rate debt are stated rates. Interest rates for variable rate debt are the interest rate charged as of the last payment in 2011.
(2)	We assigned certain derivative instruments to these notes and the fair value of these derivative instruments are amortized to interest expense over the life of the assigned notes.
(3)	The $175.0 million term loan agreement bears interest at either 0.80% to 1.65% over prime or 1.80% to 2.65% over LIBOR, per annum at our election, depending upon our leverage ratio.
(4)	Weighted average interest rates are based upon outstanding balances as of December 31, 2011.
(5)

Certain mortgages were assumed in conjunction with the acquisition of properties and the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which are amortized to interest expense over the remaining life of the underlying note.

(6)

The Company refinanced its $300 million senior unsecured revolving credit facility in June 2011. The new facility expires on June 3, 2015 and bears interest at either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon our leverage ratio. We have issued two letters of credit secured by the senior unsecured credit facility totaling $9.8 million.

Debt Payoffs, Refinancing and Issuance

During the year ended December 31, 2011, we retired $124.7 million of maturing mortgage notes which were repaid using proceeds from the Company’s senior unsecured revolving credit facility and with proceeds from our senior unsecured notes issued through a private placement discussed below.

In April 2011, we refinanced $50.0 million of maturing senior unsecured notes. The new fixed-rate notes bear interest of 5.43%, mature in April 2020 and require quarterly interest payments.

On June 3, 2011, we entered into a term loan agreement with a syndicate of 12 banks, pursuant to which we borrowed $175.0 million through a senior unsecured loan. The term loan is scheduled to mature on June 3, 2015 and may be prepaid in whole or in part at any time. The term loan agreement provides for a variable interest rate based on either the base rate under the agreement or LIBOR, at our election, plus a margin that is initially based on our leverage ratio. The margins on base rate loans initially may range from 0.80% to 1.65% per annum, and the margins on LIBOR-based loans may range from 1.80% to 2.65% per annum. This loan agreement has various covenants with which we are in compliance as of December 31, 2011. We used the term loan, together with proceeds from a draw under our senior unsecured revolving credit facility, to repay our unsecured term loan that was scheduled to mature on June 6, 2011.

On August 1, 2011 we issued $225.0 million of new fixed rate, senior unsecured notes through a private placement. These senior unsecured notes have a weighted average maturity of 8.5 years and a weighted average interest rate of 4.93%. The notes have maturities of 5, 7, 8, 10, 11 or 12 years. Proceeds from these notes were used to repay outstanding indebtedness and for general corporate purposes.

On November 4, 2011, we issued a non-recourse mortgage note for $20.0 million in connection with a property acquisition. The note bears interest of 4.25%, requires monthly payments of principal and interest and matures in December 2021.

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

Debt Assumptions

During the year ended December 31, 2011, we assumed two non-recourse mortgage notes with outstanding balances of approximately $3.9 million and $3.4 million, respectively, in connection with two property acquisitions. The assumed notes bear interest at 4.96% and 6.0%, respectively, and require monthly payments of principal and interest. The notes mature in August 2023 and April 2014, respectively.

During the year ended December 31, 2010, we assumed secured, non-recourse notes with outstanding balances totaling approximately $19.6 million in connection with three property acquisitions. These assumed notes bear interest at fixed rates ranging from 7.29% to 7.55% and require monthly payments of principal and interest. The maturity dates of the assumed notes range from April 2011 to October 2022. In accordance with GAAP, the difference between the fair value and face value of these assumed notes at the date of acquisition resulted in a premium of approximately $1.5 million, which is amortized to interest expense over the remaining life of the underlying notes.

For the years ended December 31, 2011, 2010 and 2009, the amortization of all premiums/discounts resulted in a reduction of interest expense of approximately $1.1 million, $1.1 million and $1.0 million, respectively.

Line of Credit

On June 3, 2011 we entered in an amendment to extend the maturity date of our $300.0 million senior unsecured revolving credit facility from August 19, 2013 until June 3, 2015. This amendment also increased the number of banks included on the facility from nine to twelve and reduced the interest rate payable to either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon the Company’s leverage ratio. The amendment also provides us the ability, from time to time, to extend the size of the facility by up to an additional $200.0 million, to a total of $500.0 million, subject to receipt of lender commitments and other conditions. We incurred a total of approximately $2.1 million in fees paid to the creditor and third-party costs which have been deferred and will be amortized over the life of the new credit facility. Proceeds from draws on the line have been used to pay off mortgage notes and senior unsecured notes as they became due, to finance our property acquisitions and for general corporate purposes including payment of distributions. See Note 3—Investment in Properties for further detail related to our property acquisitions.

As of December 31, 2011 we had no balance outstanding on our senior unsecured revolving credit facility; however we have issued two letters of credit secured by the senior unsecured revolving credit facility totaling $9.8 million. As of December 31, 2010, we had $51.0 million outstanding on our senior unsecured revolving credit facility.

Capitalized Interest

During the years ended December 31, 2011, 2010 and 2009, we incurred interest expense of approximately $64.3 million, $57.0 million and $52.9 million, respectively, including amounts from discontinued operations. We capitalized approximately $2.7 million, $2.2 million and $6.1 million of interest in 2011, 2010 and 2009, respectively, associated with certain development and redevelopment, and other construction activities.

Debt Maturities

The following table sets forth the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, as of December 31, 2011 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Unsecured Credit Facility	Total
2012	$—	$57,659	$—	$57,659
2013	175,000	44,295	—	219,295
2014	50,000	9,975	—	59,975
2015	215,000	48,343	—	263,343
2016	99,000	5,724	—	104,724
Thereafter	396,000	149,196	—	545,196

Total	$935,000	$315,192	$—	$1,250,192

Note 6 - Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These are our best estimates; however, they may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands).

	Balances as of December 31, 2011		Balances as of December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$1,053	$1,058	$1,222	$1,423
Borrowings(1):
Senior unsecured revolving credit facility	$—	$—	$51,000	$51,000
Fixed rate debt(2)	$1,077,783	$1,218,321	$935,122	$977,258
Variable rate debt	$175,000	$174,979	$225,237	$224,304
Interest rate contracts:
Interest rate swaps(3)	$(26,746)	$(26,746)	$(10,109)	$(10,109)

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

(3)

The fair value of our interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate a credit valuation adjustment, which is derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. For further discussion on the fair value of our interest rate swap, see Note 2—Significant Accounting Policies.

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period.

	For the Year Ended December 31,
	2011	2010
Level 3 Liabilities:	(in thousands)
Interest Rate Swaps:
Beginning balance at January 1	$(10,109)	$(4,070)
Net unrealized loss included in accumulated other comprehensive loss	(16,637)	(7,358)
Realized losses (effective portion) recognized in interest expense	—	1,319

Ending balance at December 31	$(26,746)	$(10,109)

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

As of December 31, 2011, we had one forward-starting swap in place to hedge the variability of future cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

We measure our derivative at fair value, which was a liability of approximately $26.7 million and $10.1 million as of December 31, 2011 and 2010, respectively, included in “Other liabilities” in our Consolidated Balance Sheets. The fair value of the derivative was determined using Level 2 and 3 inputs. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest and other income” in our Consolidated Statements of Operations. During the years ended December 31, 2011, 2010 and 2009, we recorded no ineffectiveness.

During the years ended December 31, 2011 and 2010, we recorded approximately $16.6 million and $7.4 million, respectively, of net unrealized losses, including the noncontrolling interests’ portions of $1.6 million and $0.8 million, respectively, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges. As of December 31, 2011 and 2010, the “Accumulated other comprehensive loss” balances pertaining to the hedges were losses of approximately $32.6 million and $17.0 million, respectively, including the noncontrolling interests’ portion.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $2.6 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 7 - Commitments and Contingencies

Forward Purchase Commitment

In August 2011, we entered into a forward purchase commitment with an unrelated third-party developer to acquire a newly constructed industrial facility totaling approximately 267,000 square feet in the Houston market. The forward purchase commitment allows us to acquire the building and related land upon completion of construction, subject to a variety of conditions including the building complying with approved drawings and specifications. The purchase price of $12.4 million includes estimates for allowances for tenant improvements and leasing commissions. The closing under the forward purchase commitment is expected in mid 2012. We made two deposits on the project; the first was in cash totaling $1.0 million and the second was in the form of an unconditional standby letter of credit totaling $3.3 million. The cash deposit and letter of credit will be applied towards the purchase price at closing in accordance with the agreement.

Legal Matters

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

Operating Leases

We are obligated under non-cancelable office space, ground and equipment operating leases. Approximate minimum annual rentals under operating leases are as follows (in thousands):

Year Ended December 31:	Operating Leases	Ground Leases
2012	$656	$474
2013	636	474
2014	638	489
2015	560	544
2016	435	544
Thereafter	30	11,208

Total	$2,955	$13,733

Substantially all of the office space and equipment subject to the operating leases described above are for the use at our corporate and regional offices. Rent expense recognized was approximately $1.1 million, $1.2 million and $0.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Note 8 - Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in our operating partnership and equity interests held by third-party partners in our consolidated real estate joint ventures. Our noncontrolling interests held by third-party partners in our consolidated joint ventures totaled $11.7 million and $9.2 million as of December 31, 2011 and 2010, respectively.

Noncontrolling interests representing interests in our operating partnership include preferred shares in our Mexico REIT and Cabot REIT, OP Units and LTIP units which are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in our Consolidated Balance Sheets.

OP Units

As of December 31, 2011 and 2010, we owned approximately 90% of the outstanding equity interests of our operating partnership. Upon redemption by the unitholder, we have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During November 2011, we issued approximately 1.0 million OP units, at a price of $5.20 per share, representing a portion of the purchase price in connection with a property acquisition in the Northern California market.

During the year ended December 31, 2011, 1.0 million OP Units were redeemed for approximately $0.3 million in cash and 0.9 million shares of common stock. As of December 31, 2011, there was a total of 25.1 million OP Units outstanding with a redemption value of approximately $128.5 million based on the closing price of our common stock on December 31, 2011, all of which were redeemable for cash or stock, at our election.

During the year ended December 31, 2010, 2.4 million OP Units were redeemed for approximately $1.0 million in cash and 2.2 million shares of common stock. As of December 31, 2010, there was a total of 25.0 million OP Units outstanding with a redemption value of approximately $132.9 million based on the closing price of our common stock on December 31, 2010.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP Units. LTIP Units, which we grant either as free-standing awards or together with other awards under our Long-Term Incentive Plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. During the years ended December 31, 2011 and 2010, we granted 0.6 million and 0.6 million LTIP Units, respectively, to certain officers and senior executives. The total fair value of these LTIP Units on the date of grant was $3.0 million and $3.0 million, respectively.

During the years ended December 31, 2011 and 2010, 0.1 million and 0.3 million vested LTIP Units, were redeemed on a one-for-one basis into OP Units, respectively. As of December 31, 2011 and 2010, 1.9 million and 1.6 million LTIP Units were outstanding, respectively, of which 0.9 million and 0.3 million were vested, respectively. Our LTIP unit grants are further discussed in Note 11—Equity Based Compensation.

The following table illustrates the noncontrolling interests’ share of our consolidated net income (loss) during the years ended December 31, 2011, 2010 and 2009 (in thousands).

	For the Years Ended December 31,
	2011	2010	2009
Noncontrolling interests’ share of loss from continuing operations	$4,311	$5,156	$3,775
Noncontrolling interests’ share of (income) loss from discontinued operations	(718)	67	(651)

Net loss attributable to noncontrolling interests	$3,593	$5,223	$3,124

Note 9 - Stockholders’ Equity

Common Stock

As of December 31, 2011 and 2010, approximately 245.9 million and 222.9 million shares of common stock were issued and outstanding, respectively.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share for net proceeds of $111.9 million.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. We did not issue any shares under this offering during 2011. During the year ended December 31, 2010, we issued approximately 12.6 million shares of common stock through this offering.

During the year ended December 31, 2011, we issued approximately 0.9 million shares of common stock related to the redemption of OP Units (see additional information in Note 8 – Noncontrolling Interests), and approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

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

Preferred Shares

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2011 and 2010, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2011 and 2010, we had no outstanding shares-in-trust.

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

Amount Declared During Quarter Ended in 2011:	Per Share	Date Paid
December 31,	$0.0700	January 12, 2012
September 30,	0.0700	October 18, 2011
June 30,	0.0700	July 19, 2011
March 31,	0.0700	April 19, 2011

Total 2011	$0.2800

Amount Declared During Quarter Ended in 2010:	Per Share	Date Paid
December 31,	$0.0700	January 13, 2011
September 30,	0.0700	October 14, 2010
June 30,	0.0700	July 15, 2010
March 31,	0.0700	April 15, 2010

Total 2010	$0.2800

Amount Declared During Quarter Ended in 2009:	Per Share	Date Paid
December 31,	$0.0700	January 15, 2010
September 30,	0.0700	October 16, 2009
June 30,	0.0800	July 17, 2009
March 31,	0.0800	April 17, 2009

Total 2009	$0.3000

Note 10 - Earnings per Share

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

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands except per share information):

	For the Years Ended December 31,
	2011	2010	2009
Earnings per Common share—Basic and Diluted
Numerator
Loss from continuing operations	$(36,456)	$(42,469)	$(26,456)
Gain on dispositions of real estate interests	—	13	5
Loss from continuing operations and gain attributable to noncontrolling interests	4,311	5,156	3,775

Loss from continuing operations attributable to common stockholders	(32,145)	(37,300)	(22,676)
Less: Distributed and undistributed earnings allocated to participating securities	(443)	(480)	(436)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(32,588)	(37,780)	(23,112)
Numerator for income (loss) from discontinued operations attributable to common stockholders	6,895	(530)	4,091

Adjusted net loss attributable to common stockholders	$(25,693)	$(38,310)	$(19,021)

Denominator
Weighted average common shares outstanding—basic and dilutive	242,591	212,412	192,900

Earnings per Common Share—Basic and Diluted
Loss from continuing operations	$(0.14)	$(0.18)	$(0.12)
Income (loss) from discontinued operations	0.03	(0.00)	0.02

Net loss attributable to common stockholders	$(0.11)	$(0.18)	$(0.10)

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.7 million, 5.5 million and 4.1 million stock options, phantom stock and warrants for the years ended December 31, 2011, 2010, and 2009 respectively, because their effect would be anti-dilutive.

Note 11 - Equity Based Compensation

Long-Term Incentive Plan

On October 10, 2006, we adopted, and our stockholders approved, our Long-Term Incentive Plan. We use our Long-Term Incentive Plan to grant restricted stock, stock options and other equity awards to our eligible employees. Subject to adjustment upon certain corporate transactions or events, the total number of shares of our common stock subject to such awards may not exceed 23.0 million shares and in no event may any optionee receive options for more than 2.0 million shares on an annual basis.

Phantom Shares

Pursuant to the Long-Term Incentive Plan, we may grant phantom shares to our non-employee directors. Our phantom shares typically vest upon the first anniversary of the grant date, depending on the grant. Once vested and at the discretion of the grantee, the phantom stock can be converted into either cash or common stock at the option of the Company. Phantom shares are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the service period during which term the shares fully vest. For the years ended December 31, 2011, 2010 and 2009, we incurred approximately $0.3 million, $0.3 million, $0.3 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2011, approximately $0.1 million of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a remaining period of six months.

During the years ended December 31, 2011, 2010 and 2009, we issued 46,054, 17,390 and 15,970 shares of common stock for vested phantom stock, respectively. Based on the share’s fair value at grant date for each grant, the total fair value of phantom stock vested in 2011, 2010 and 2009 was $0.3 million, $0.3 million and $0.3 million, respectively. As of December 31, 2011, 2010 and 2009 we had 120,895, 112,324 and 75,562 phantom shares outstanding.

Restricted Stock

Our restricted stock is recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which term the stock fully vests. Our restricted stock typically vests ratably over a period of four to five years, depending on the grant. For the years ended December 31, 2011, 2010 and 2009, we incurred approximately $0.7 million, $0.6 million and $0.7 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2011, approximately $1.2 million of such expense remained unrecognized which reflects the unamortized portion of the value of such shares issued pursuant to the Long-Term Incentive Plan. We expect to recognize such expense over a weighted average remaining period of 2.3 years.

During the years ended December 31, 2011, 2010 and 2009, we issued 119,984, 84,887 and 65,490 shares of common stock for vested restricted stock. Based on the share’s fair value at grant date for each grant, the total fair value of restricted stock vested in 2011, 2010 and 2009 was $0.6 million, $0.4 million and $0.6 million, respectively.

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

During the year ended December 31, 2011, 0.6 million LTIP Units were granted to senior executives which vest over a period of four to five years. The total fair value of the LTIP Units granted was $3.0 million at their respective grant dates. The fair value for each grant was determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation using volatility factors ranging from 67% to 71% and risk-free interest rates ranging from 0.85% to 2.18%.

During the year ended December 31, 2010, we granted 0.6 million LTIP Units to senior executives which vest over a period of three to four years. The total fair value of the LTIP Units granted was $3.0 million at their respective grant dates. The fair value for each grant was determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation using volatility factors ranging from 61% to 62% and risk-free interest rates ranging from 2.39% to 2.55%.

During the year ended December 31, 2009, we granted 0.4 million LTIP Units in total to certain senior executives which vest 25% annually over four years and had a total fair value of $1.5 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulations using a volatility factor of 48% and a risk-free interest rate of 1.79%.

Our LTIP Units are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the service period during which term the units fully vest. We incurred approximately $2.9 million, $2.9 million and $4.6 million including $0.9 million due to a change in our estimated forfeiture rate, of such expense for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in “General and administrative expense” in our Consolidated Statements of Operations. As of December 31, 2011, approximately $3.4 million of such expense remained unrecognized which reflects the unamortized portion of the value of such LTIP Units which we expect to recognize over a remaining weighted average period of 3.1 years.

During the years ended December 31, 2011, 2010, and 2009, 0.1 million, 0.3 million and 0.2 million vested LTIP Units were redeemed for OP Units and converted to common stock on a one for one basis, respectively. Based on the LTIP Unit’s fair value at grant date for each grant, the fair value of LTIP Units vested in 2011, 2010, and 2009 was $4.6 million, $0.4 million and $3.8 million, respectively. As of December 31, 2011, 2010 and 2009, we had 1.9 million, 1.6 million and 1.3 million LTIP Units outstanding, respectively.

The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands).

	Phantom Shares		Restricted Stock		LTIP Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	30	$9.36	173	$9.30	994	$9.70
Granted	61	4.60	252	3.49	473	3.22
Vested	(30)	9.36	(66)	9.17	(464)	8.21
Forfeited	(9)	4.60	(39)	6.07	—	—

Unvested at December 31, 2009	52	$4.60	320	$5.14	1,003	$7.33
Granted	54	5.17	171	4.64	636	4.62
Vested	(52)	4.60	(85)	5.50	(310)	7.86
Forfeited	—	—	(20)	5.55	—	—

Unvested at December 31, 2010	54	$5.17	386	$4.82	1,329	$5.91
Granted	55	5.71	159	5.54	553	5.41
Vested	(54)	5.17	(123)	5.01	(653)	7.03
Forfeited	—	—	(74)	5.35	(219)	5.54

Unvested at December 31, 2011	55	$5.71	348	$4.97	1,010	$5.04

Stock Options

We may grant stock options to certain employees pursuant to our Long-Term Incentive Plan. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. No stock options were granted under our Long-Term Incentive Plan prior to 2007. During the year ended December 31, 2011, we issued approximately 50,000 shares of common stock upon the exercise of options to purchase our common stock by certain employees.

During the years ended December 31, 2011, 2010 and 2009, options issued under the Long-Term Incentive Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	2011	2010	2009
Expected term of options(1)	5.50 –36.25 years	6.20 –6.25 years	5.50 –6.25 years
Expected volatility – range used	48.18% -64.51%	53.18% -55.90%	42.96% -51.55%
Expected volatility – weighted average	48.04%	53.46%	43.71%
Expected dividend yield – range used	5.05% – 5.77%	4.97% – 6.14%	5.73% - 10.60%
Expected dividend yield – weighted average	5.02%	6.12%	9.36%
Risk-free interest rate	0.97% – 2.55%	1.82% - 2.81%	1.90% - 2.80%

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

We did not grant any awards under the program during 2011. The grant date fair value of the awards granted under the program during the year ended December 31, 2010 was approximately $1.6 million. During the years ended December 31, 2011 and 2010 we recognized approximately $0.1 million and $0.5 million of expense which is included in “General and administrative” in our Consolidated Statement of Operations related the amortization of these awards.

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

The LTIP Units associated with the program were originally recorded at their fair value of $2.9 million on the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 16.31% and a risk-free interest rate of 4.62%, and amortized on a straight-line basis over the period during which the grant of such units fully vest. During the year ended December 31, 2009, we incurred approximately $2.1 million expense, which includes $1.4 million in accelerated amortization resulting from the program’s cancellation, which is included in “General and administrative” in our Consolidated Statements of Operations.

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

During the year ended December 31, 2007, options issued under the Employee Option Plan were valued using the Black-Scholes option pricing model. No employee options were granted under this plan subsequent to 2006.

Independent Director Option Plan

Prior to October 6, 2006, we granted stock options under the Independent Director Option Plan, which we used in an effort to attract and retain qualified independent directors. We granted non-qualified stock options to purchase 10,000 shares to each independent director pursuant to the Independent Director Option Plan effective upon the later of (1) the sale of 0.2 million shares in our first continuous public offering, and (2) the independent director becoming a member of our board of directors. These options vest 20% upon grant date and 20% each year for the following four years and have an exercise price of $12.00 per share. In addition, we issued options to purchase 5,000 shares to each independent director then in office on the date of each annual stockholder’s meeting and these options vest 100% upon the second anniversary from the grant date and have an exercise price equal to the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. Options granted under the Independent Director Option Plan shall lapse on the first to occur of (1) the tenth anniversary of the date we grant them, (2) the removal the independent director for cause, or (3) three months following the date the independent director ceases to be a director for any reason, other than death or disability. Since the adoption of the Long-Term Incentive Plan, no further grants were made pursuant to the Independent Director Option Plan. During the years ended December 31, 2007, options issued under the Independent Director Option Plan were valued using the Black-Scholes option pricing model. No options were issued under this plan subsequent to 2006.

Stock Options Summary Table

Stock options granted under the Long-Term Incentive Plan, the Employee Option Plan and the Independent Director Option Plan are amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the years ended December 31, 2011, 2010 and 2009 we incurred approximately $0.6 million, $0.6 million, and $1.0 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2011, approximately $0.8 million of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the aforementioned plans. We expect to recognize such expense over a remaining weighted average period of 2.4 years.

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2011, 2010, 2009, as well as the total options exercisable as of December 31, 2011.

	Independent Director Option Plan	Employee Option Plan	Long-Term Incentive Plan	Weighted Average Option Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
	(options in thousands)						(in thousands)
Issued and Outstanding as of December 31, 2008	80	289	2,165	$9.61
Granted	—	—	1,553	3.42	$0.55
Exercised		—	(140)	3.41			$297
Forfeited and/or expired	—	(100)	(404)	9.29

Issued and Outstanding as of December 31, 2009	80	189	3,174	$7.11
Granted	—	—	499	4.58	$1.38
Exercised	—	—	(6)	3.41			$10
Forfeited and/or expired	—	(115)	(69)	9.85

Issued and Outstanding as of December 31, 2010	80	74	3,598	$6.65
Granted	—	—	441	5.54	$1.66
Exercised	—	—	(243)	3.64
Forfeited and/or expired	(15)	(74)	(757)	7.57

Issued and Outstanding as of December 31, 2011	65	—	3,039	$6.48		6.26	$1,901

Exercisable as of December 31, 2011	65	—	1,890	$7.17		6.26	$1,210

Note 12 - Related Party Transactions

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

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average controlling interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. One of our executives has a weighted average noncontrolling interest in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third-party. Each venture partner will earn returns in accordance with their ownership interests. DCT has controlling rights including management of the operations of the properties and we have consolidated the properties and accounted for the transactions as business combinations. The total acquisition price of $46.3 million was determined to be at fair value.

Shared services agreement

During 2009, we had a shared services agreement with Overhead Services, Inc., formerly DC Services, LLC, (“Overhead Services”), an affiliate of Dividend Capital Advisors Group LLC (“DCAG”) whereby we received enumerated services (including IT services, human resources and payroll services) for a monthly fee payable to Overhead Services, which totaled approximately $0.6 million during the year ended December 31, 2009. Effective October 2009, we no longer had a related party relationship with DCAG.

Note 13 - Income and Other Taxes

We operate and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2003 and have not revoked such election. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a 10 year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we annually distribute 100% of our REIT taxable income, as defined in the Internal Revenue Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. As of December 31, 2011, 2010 and 2009 we had recorded a $0.7 million benefit, a $0.3 million benefit, and a $0.7 million expense in provisions for federal and state income taxes on our taxable REIT subsidiaries, respectively. We are also subject to state and local taxes and recorded $0.8 million, $1.1 million and $1.0 million of such tax expenses during the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable local laws and regulations, taking into account provisions of applicable double tax treaties. During the years ended December 31, 2011, 2010, and 2009, we incurred $20,000, $0.1 million and $0.1 million of foreign income tax expenses, respectively, resulting from our operations in Mexico.

Note 14 - Segment Information

During 2011, management reorganized internal reporting whereby the operating results used to assess performance were aggregated into four operating regions or segments to align the markets by which management and their operating teams conduct and monitor business. We manage our operations based on four operating segments and have aggregated our operations into three reportable segments (East, Central and West, which are based on the geographical locations of our properties). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation, related to discontinued operations and our reorganization resulting in three reportable segments. The following segment disclosures exclude the results from discontinued operations (see Note 15—Discontinued Operations and Assets Held for Sale for additional information).

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of December 31, 2011 and 2010 (in thousands).

	December 31,
	2011	2010
Segments:
East assets	$913,867	$912,977
Central assets	1,020,650	1,008,298
West assets	631,370	551,594

Total segment assets	2,565,887	2,472,869
Non-segment assets:
Development and redevelopment assets	13,993	57,076
Properties in pre-development including land held	47,972	24,664
Non-segment cash and cash equivalents	11,624	14,071
Other non-segment assets (1)	153,822	151,209

Total assets	$2,793,298	$2,719,889

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, straight-line rent and other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	2011	2010	2009
East	$89,486	$79,255	$75,619
Central	105,643	103,081	105,746
West	53,794	42,399	44,728

Total rental revenues from operating properties in continuing operations	248,923	224,735	226,093
Rental revenues from development and redevelopment properties	235	964	3,704

Rental revenues	249,158	225,699	229,797
Institutional capital management and other fees	4,291	4,133	2,701

Total revenues	$253,449	$229,832	$232,498

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	2011	2010	2009
East	$65,215	$57,262	$55,049
Central	73,247	71,940	74,751
West	40,301	29,706	33,436

Property NOI (2)	178,763	158,908	163,236
NOI from development and redevelopment properties	(22)	(513)	1,723

Total property NOI	178,741	158,395	164,959
Institutional capital management and other fees	4,291	4,133	2,701
Real estate related depreciation and amortization	(124,244)	(110,373)	(104,883)
Impairment losses	(448)	(8,656)	—
Casualty gains	33	—	—
General and administrative	(25,925)	(25,262)	(29,224)
Equity in income (loss) of unconsolidated joint ventures, net	(2,556)	(2,986)	2,698
Impairment losses on investments in unconsolidated joint ventures	(1,953)	(216)	(300)
Loss on business combinations	—	(395)	(10,325)
Interest expense	(63,941)	(56,548)	(52,338)
Interest and other income (expense)	(310)	357	1,918
Income tax expense and other taxes	(144)	(918)	(1,662)

Loss from continuing operations	$(36,456)	$(42,469)	$(26,456)

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

Included in the Central operating segment rental revenues for the years ended December 31, 2011, 2010 and 2009 was approximately $7.0 million, $5.4 million and $5.0 million, respectively, attributable to the Mexico operations. Included in the Central operating segment net assets as of December 31, 2011 and 2010 was approximately $77.0 million and $76.5 million, respectively, attributable to the Mexico operations.

Note 15 - Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the year ended December 31, 2011, we sold 16 operating properties to unrelated third-parties. Six of these properties were in the Central operating segment and ten were in the East operating segment, together totaling approximately 2.7 million square feet. These sales resulted in gains of approximately $12.0 million and impairment losses totaling $7.8 million.

During the year ended December 31, 2010, we sold eight operating properties to unrelated third-parties. Two of the properties sold were in the West operating segment, five were in the East operating segment and one was in the Central operating segment, together totaling approximately 0.5 million square feet, and resulted in gains of approximately $2.1 million and impairment losses of $3.5 million.

During the year ended December 31, 2009, we sold three operating properties to unrelated third-parties. These three properties were in our Central operating segment and totaled approximately 0.9 million square feet. We also sold two land parcels in the East segment comprised of approximately 4.3 acres. These sales resulted in gains of approximately $1.3 million and impairment losses totaling $0.7 million.

For the years ended December 31, 2011, 2010 and 2009 income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the years ended December 31, 2011, 2010 and 2009. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2—Summary of Significant Accounting Policies.

The following is a summary of the components of income (loss) from discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	2011	2010	2009
Rental revenues	$9,120	$9,770	$13,626
Rental expenses and real estate taxes	(2,044)	(2,943)	(2,980)
Real estate related depreciation and amortization	(4,745)	(5,531)	(6,368)
General and administrative	(2)	—	(220)

Operating income	2,329	1,296	4,058
Interest expense	(312)	(450)	(512)
Interest income and other income (expense)	61	(45)	721
Income tax benefit (expense) and other taxes	—	(19)	(193)
Casualty gain	1,265	—	—

Income (loss) before gain on dispositions of real estate interests and impairment losses	3,343	782	4,074
Gain on dispositions of real estate interests	12,030	2,077	1,349
Impairment losses	(7,760)	(3,456)	(681)

Income (loss) from discontinued operations	$7,613)	$(597)	$4,742

Note 16 - Quarterly Results (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2011 (in thousands except per share information).

	For the Quarter Ended				For the Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$61,013	$61,989	$64,314	$66,133	$253,449
Total operating expenses	$54,576	$55,484	$56,451	$54,490	$221,001
Operating income	$6,437	$6,505	$7,863	$11,643	$32,448
Loss from continuing operations	$(10,297)	$(11,462)	$(10,019)	$(4,678)	$(36,456)
Income from discontinued operations	$452	$1,927	$927	$4,307	$7,613
Net loss attributable to common stockholders	$(8,536)	$(8,475)	$(8,076)	$(163)	$(25,250)
Earnings per common share – basic and diluted:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.03)	$(0.02)	$(0.14)
Income from discontinued operations	0.00	0.01	0.00	0.02	0.03

Net loss attributable to common stockholders	$(0.04)	$(0.04)	$(0.03)	$(0.00)	$(0.11)

Basic and diluted common shares outstanding	233,288	245,413	245,805	245,939	242,591

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2010 (in thousands except per share information).

	For the Quarter Ended				For the Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$56,279	$56,989	$58,702	$57,862	$229,832
Total operating expenses	$50,344	$55,438	$51,276	$54,537	$211,595
Operating income	$5,935	$1,551	$7,426	$3,325	$18,237
Loss from continuing operations	$(8,402)	$(12,161)	$(9,278)	$(12,628)	$(42,469)
Income (loss) from discontinued operations	$165	$44	$(541)	$(265)	$(597)
Gain (loss) on dispositions of real estate interests	$16	$—	$(3)	$—	$13
Net loss attributable to common stockholders	$(7,224)	$(10,731)	$(8,680)	$(11,195)	$(37,830)
Earnings per common share – basic and diluted:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.04)	$(0.05)	$(0.18)
Income (loss) from discontinued operations	0.00	0.00	(0.00)	(0.00)	(0.00)

Net income (loss) attributable to common stockholders	$(0.04)	$(0.05)	$(0.04)	$(0.05)	$(0.18)

Basic and diluted common shares outstanding	208,350	210,841	211,634	218,723	212,412

Note 17 - Subsequent Events

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2011
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Newpoint I	1	$—	$2,143	$12,908	$15,051	$(446	)(2)	$2,088	$12,517	$14,605	$(3,264)	03/31/04	1997
Eagles Landing	1	—	2,595	13,475	16,070	(999	)(2)	2,595	12,476	15,071	(3,695)	06/08/04	2003
Southcreek	4	—	7,843	45,385	53,228	6,929		8,342	51,815	60,157	(13,961)	6/8/2004- 2/13/2009	1999-2006
Breckinridge Industrial	2	—	1,950	10,159	12,109	(902	)(2)	1,950	9,257	11,207	(2,016)	10/01/04	2000
Westgate Industrial	1	—	2,140	4,801	6,941	1,434		2,140	6,235	8,375	(1,185)	10/01/04	1988
Westpark Industrial	2	—	2,176	6,719	8,895	1,117		2,176	7,836	10,012	(2,773)	10/01/04	1981
Cobb Industrial	2	—	1,120	5,249	6,369	391		1,120	5,640	6,760	(1,868)	10/01/04	1996
Cabot Parkway Industrial	1	—	1,102	6,617	7,719	417		1,103	7,033	8,136	(2,449)	10/01/04	2000
Atlanta NE Portolio	1	—	1,197	9,647	10,844	291		1,197	9,938	11,135	(2,497)	11/05/04	1987
Northmont Parkway	1	—	1,029	2,103	3,132	(296	)(2)	1,029	1,807	2,836	(713)	12/03/04	2003
Fulton Industrial Boulevard	3	—	1,850	13,480	15,330	1,297		1,850	14,777	16,627	(4,492)	07/21/05	1973-1996
Penney Road	1	—	401	4,145	4,546	167		401	4,312	4,713	(933)	07/21/05	2001
Southfield Parkway	1	1,709	523	3,808	4,331	(117	)(2)	523	3,691	4,214	(834)	07/21/05	1994
Livingston Court	2	2,249	919	6,878	7,797	(169	)(2)	919	6,709	7,628	(2,017)	07/21/05	1985
Peterson Place	4	2,737	596	6,900	7,496	122		596	7,022	7,618	(2,083)	07/21/05	1984
Oakbrook Parkway	5	7,528	1,823	17,185	19,008	1,724		1,823	18,909	20,732	(5,533)	07/21/05	1982
Regency Parkway	7	6,883	1,521	16,084	17,605	1,795		1,521	17,879	19,400	(5,199)	07/21/05	1984-1989
Jimmy Carter Boulevard	2	2,206	488	5,159	5,647	904		488	6,063	6,551	(1,974)	07/21/05	1984
McGinnis Ferry	1	—	700	6,855	7,555	1,534		691	8,398	9,089	(1,153)	07/21/05	1993
South Royal Atlanta Drive	1	—	174	1,896	2,070	189		174	2,085	2,259	(487)	07/21/05	1986
Buford Development	1	—	1,370	7,151	8,521	1,848		1,370	8,999	10,369	(1,455)	03/31/06	2006
Northmont Parkway	4	—	3,528	20,622	24,150	1,641		3,528	22,263	25,791	(4,600)	06/09/06	1998-2000
Evergreen Boulevard	2	—	3,123	14,265	17,388	(449	)(2)	3,123	13,816	16,939	(2,689)	06/09/06	1999
Greenwood Parkway	1	—	1,326	3,977	5,303	2,095		1,461	5,937	7,398	(878)	03/14/07	1995
Pleasantdale	1	—	790	1,503	2,293	146		819	1,620	2,439	(66)	07/11/11	1995

TOTAL ATLANTA MARKET	52	23,312	42,427	246,971	289,398	20,663		43,027	267,034	310,061	(68,814)
Delta Portfolio	7	24,480	8,762	36,806	45,568	792		8,699	37,661	46,360	(8,140)	04/12/05	1986-1993
Charwood Road	1	4,790	1,960	10,261	12,221	447		1,960	10,708	12,668	(2,394)	07/21/05	1986
Greenwood Place	2	4,852	2,566	12,918	15,484	640		2,566	13,558	16,124	(2,911)	7/21/2005- 6/9/2006	1978-1984
Guilford Road (6)	1	—	1,879	6,650	8,529	1,331		1,879	7,981	9,860	(2,016)	06/09/06	1989
Bollman Place	1	—	1,654	6,202	7,856	265		1,654	6,467	8,121	(1,164)	06/09/06	1986
Dulles	4	—	8,431	21,517	29,948	1,890		8,431	23,407	31,838	(2,956)	08/04/06	2007
Beckley	1	—	3,002	10,700	13,702	143		3,002	10,843	13,845	(1,195)	09/10/10	1992

TOTAL BALTIMORE/WASHINGTON MARKET	17	34,122	28,254	105,054	133,308	5,508		28,191	110,625	138,816	(20,776)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2011

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2011
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Route 22	1	7,058	5,183	20,100	25,283	(79	)(2)	5,183	20,021	25,204	(6,815)	07/20/05	2003
High Street Portfolio (6)	3	—	4,853	10,334	15,187	434		4,853	10,768	15,621	(2,706)	10/26/05	1975-1988
Independence Avenue	1	—	3,133	17,542	20,675	(224	)(2)	3,133	17,318	20,451	(2,837)	12/26/06	1999
Bobali Drive (6)	3	—	4,107	9,288	13,395	484		4,107	9,772	13,879	(1,721)	02/09/07	1998-1999

TOTAL CENTRAL PENNSYLVANIA MARKET	8	7,058	17,276	57,264	74,540	615		17,276	57,879	75,155	(14,079)
Wyoming Avenue	1	—	622	3,655	4,277	(169	)(2)	622	3,486	4,108	(918)	11/02/05	1997

TOTAL CHARLOTTE MARKET	1	—	622	3,655	4,277	(169	)(2)	622	3,486	4,108	(918)
Mallard Lake	1	—	2,561	8,809	11,370	14		2,561	8,823	11,384	(2,958)	10/29/03	2000
Gary Ave	1	—	3,191	18,506	21,697	2,196		3,191	20,702	23,893	(3,830)	01/05/05	2001
Blackhawk Portfolio	5	—	6,671	40,877	47,548	1,284		6,667	42,165	48,832	(12,168)	06/13/05	1974-1987
East Fabyan Parkway	1	4,204	1,790	10,929	12,719	742		1,790	11,671	13,461	(3,811)	07/21/05	1975
Frontenac Road	1	—	1,647	5,849	7,496	267		1,647	6,116	7,763	(1,751)	07/21/05	1995
Stern Avenue	1	—	505	4,947	5,452	(1,867	)(2)	505	3,080	3,585	(889)	07/21/05	1979
South Wolf Road	1	8,495	4,836	18,794	23,630	3,499		4,836	22,293	27,129	(7,136)	07/21/05	1982
Laramie Avenue (6)	1	3,684	1,442	7,985	9,427	688		1,412	8,703	10,115	(2,545)	07/21/05	1972
West 123rd Place	1	704	644	5,935	6,579	1,355		644	7,290	7,934	(2,072)	07/21/05	1975
Veterans Parkway	1	—	2,108	—	2,108	7,599		2,108	7,599	9,707	(2,247)	10/20/05	2005
Lunt Avenue	1	—	1,620	1,988	3,608	240		1,620	2,228	3,848	(631)	03/17/06	2005
Mitchell Court	1	—	5,036	8,578	13,614	506		5,036	9,084	14,120	(2,307)	05/01/07	1985
Mission Street	1	—	1,765	2,377	4,142	180		1,765	2,557	4,322	(1,021)	09/08/08	1991
Wolf Road	1	—	1,908	2,392	4,300	70		1,930	2,440	4,370	(205)	11/22/10	1971
Arthur Avenue	1	—	3,231	1,469	4,700	—		3,219	1,481	4,700	—	12/30/11	1959

TOTAL CHICAGO MARKET	19	17,087	38,955	139,435	178,390	16,773		38,931	156,232	195,163	(43,571)
Park West	6	—	10,441	63,682	74,123	(2,637	)(2)	10,319	61,167	71,486	(17,912)	12/15/2003- 6/8/2004	1997-2003
Northwest Business Center	1	—	299	4,486	4,785	272		299	4,758	5,057	(3,183)	05/03/04	1995
New Buffington Road	2	5,275	1,618	8,500	10,118	3,817		1,618	12,317	13,935	(3,732)	07/21/05	1981
Olympic Boulevard	3	5,877	2,096	11,788	13,884	1,834		2,096	13,622	15,718	(4,050)	07/21/05	1989
Mineola Pike	1	2,201	625	4,642	5,267	91		625	4,733	5,358	(1,228)	07/21/05	1983
Industrial Road	2	1,660	629	3,344	3,973	1,195		628	4,540	5,168	(1,211)	07/21/05	1987
Dolwick Drive	1	2,186	579	4,670	5,249	374		579	5,044	5,623	(1,475)	07/21/05	1979
Best Place	1	—	1,131	5,516	6,647	2,104		1,131	7,620	8,751	(2,215)	07/21/05	1996
Distribution Circle	1	—	688	6,838	7,526	1,109		688	7,947	8,635	(1,987)	07/21/05	1981
Creek Road	1	—	377	4,925	5,302	39		377	4,964	5,341	(1,493)	06/09/06	1983
Power Line Drive	1	—	70	261	331	(10	)(2)	70	251	321	(43)	06/09/06	1984
Foundation Drive	4	—	706	3,471	4,177	104		706	3,575	4,281	(826)	06/09/06	1984-1987
Jamilke Drive	6	—	1,206	8,887	10,093	466		1,206	9,353	10,559	(2,176)	06/09/06	1984-1987
Port Union (6)	2	—	7,649	22,780	30,429	2,209		7,649	24,989	32,638	(1,257)	11/09/07	2007

TOTAL CINCINNATI MARKET	32	17,199	28,114	153,790	181,904	10,967		27,991	164,880	192,871	(42,788)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2011

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2011
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Commodity Boulevard	2	—	3,891	36,799	40,690	(594	)(2)	3,891	36,205	40,096	(8,323)	07/21/05	2000-2005
Industrial Drive	1	2,932	683	7,136	7,819	(305	)(2)	683	6,831	7,514	(1,489)	07/21/05	1995
Zane Trace Drive	1	—	288	3,091	3,379	130		288	3,221	3,509	(1,036)	03/14/06	1980
Rickenbacker	2	9,577	3,532	34,172	37,704	(787	)(2)	3,532	33,385	36,917	(6,408)	4/13/2006- 5/19/2006	1998-2000
Creekside	4	—	5,210	52,437	57,647	1,120		5,210	53,557	58,767	(12,996)	05/19/06	1999-2002
SouthPark	3	—	1,628	13,504	15,132	574		1,628	14,078	15,706	(3,190)	05/19/06	1990-1999
Lasalle Drive	1	7,415	1,839	12,391	14,230	535		2,304	12,461	14,765	(2,715)	08/08/07	2004

TOTAL COLUMBUS MARKET	14	19,924	17,071	159,530	176,601	673		17,536	159,738	177,274	(36,157)
Freeport Parkway	1	—	981	10,392	11,373	(362	)(2)	981	10,030	11,011	(3,664)	12/15/03	1999
Pinnacle (6)	1	—	521	9,683	10,204	376		521	10,059	10,580	(3,241)	12/15/03	2001
Market Industrial	5	—	1,481	15,507	16,988	(848	)(2)	1,481	14,659	16,140	(3,387)	10/01/04	1981-1985
Shiloh Industrial	1	—	459	4,173	4,632	(211	)(2)	459	3,962	4,421	(920)	10/01/04	1984
Perimeter Industrial	2	—	261	2,901	3,162	(350	)(2)	261	2,551	2,812	(618)	10/01/04	1979
Avenue R Industrial I	1	—	189	2,231	2,420	(49	)(2)	189	2,182	2,371	(546)	10/01/04	1980
Avenue R Industrial II	1	—	271	1,139	1,410	168		271	1,307	1,578	(352)	10/01/04	1980
Westfork Center Industrial	3	—	503	5,977	6,480	280		503	6,257	6,760	(1,433)	10/01/04	1980
Grand River Rd	1	—	1,380	14,504	15,884	(1,713	)(2)	1,380	12,791	14,171	(3,855)	12/03/04	2004
Diplomat Drive	1	—	532	3,136	3,668	1,951		532	5,087	5,619	(1,459)	05/26/05	1986
North 28th Street	1	—	—	6,145	6,145	(73	)(2)	—	6,072	6,072	(2,469)	07/21/05	2000
Esters Boulevard	5	—	2,428	50,618	53,046	540		2,870	50,716	53,586	(14,656)	07/21/05	1984-1999
Royal Lane	1	—	—	3,200	3,200	251		—	3,451	3,451	(1,035)	07/21/05	1986
West Story Drive	1	—	777	4,646	5,423	418		777	5,064	5,841	(1,628)	07/21/05	1997
Meridian Drive	1	—	410	4,135	4,545	1,365		410	5,500	5,910	(2,256)	07/21/05	1975
Gateway Drive	1	—	463	2,152	2,615	601		463	2,753	3,216	(733)	07/21/05	1988
Valwood Parkway	3	2,706	2,271	15,351	17,622	1,324		2,271	16,675	18,946	(5,562)	07/21/05	1984-1996
108th Street	1	—	83	899	982	(61	)(2)	83	838	921	(263)	07/21/05	1972
Sanden Drive	1	—	207	2,258	2,465	219		207	2,477	2,684	(486)	07/21/05	1994
North Great Southwest Parkway	2	2,385	1,384	3,727	5,111	1,555		1,904	4,762	6,666	(1,073)	07/21/05	1963-1964
Webb Chapel Road	1	303	110	732	842	(457	)(2)	110	275	385	(107)	07/21/05	1978
Belt Line Road	6	3,210	1,167	7,811	8,978	1,023		1,167	8,834	10,001	(2,982)	07/21/05	1978
Springlake Road	2	1,832	534	4,457	4,991	768		534	5,225	5,759	(1,731)	07/21/05	1984
Hurd Drive (6)	1	1,256	420	2,332	2,752	207		420	2,539	2,959	(521)	07/21/05	1982
Champion Drive	1	1,442	672	2,598	3,270	880		672	3,478	4,150	(716)	07/21/05	1984
GSW Gateway Three	1	—	1,669	11,622	13,291	1		1,669	11,623	13,292	(3,531)	01/13/06	2001

TOTAL DALLAS MARKET	46	13,134	19,173	192,326	211,499	7,803		20,135	199,167	219,302	(59,224)
Interpark 70	1	4,633	1,383	7,566	8,949	(770	)(2)	1,383	6,796	8,179	(1,869)	09/30/04	1998
Peccos Street	1	—	1,860	4,821	6,681	35		1,860	4,856	6,716	(168)	08/08/11	2003

TOTAL DENVER MARKET	2	4,633	3,243	12,387	15,630	(735	)(2)	3,243	11,652	14,895	(2,037)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2011

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2011
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
West by Northwest	1	—	1,033	7,564	8,597	1		1,033	7,565	8,598	(2,078)	10/30/03	1997
Bondesen Business. Park	7	—	1,007	23,370	24,377	1,495		1,007	24,865	25,872	(8,999)	06/03/04	2001-2002
Beltway 8 Business Park	7	—	1,679	25,565	27,244	100		1,679	25,665	27,344	(8,961)	6/3/2004- 7/1/2005	2001-2003
Corporate Industrial	2	—	613	3,989	4,602	451		613	4,440	5,053	(994)	10/01/04	1981
Reed Industrial	1	—	568	6,331	6,899	1,157		568	7,488	8,056	(3,597)	10/01/04	1973
Julie Rivers Industrial	2	—	272	3,123	3,395	681		272	3,804	4,076	(1,573)	10/01/04	1982
Wynwood Industrial	1	—	180	1,634	1,814	(66	)(2)	180	1,568	1,748	(361)	10/01/04	1980
Wynpark Industrial	1	—	154	1,404	1,558	90		154	1,494	1,648	(459)	10/01/04	1966
Siber Industrial	1	—	742	4,644	5,386	(490	)(2)	742	4,154	4,896	(1,620)	10/01/04	1966
Greenbriar Industrial	1	—	1,200	7,998	9,198	3,167		1,200	11,165	12,365	(4,753)	10/01/04	1981
Greens Crossing	3	6,329	1,225	10,202	11,427	133		1,225	10,335	11,560	(2,841)	07/01/05	1998-2000
Willowbrook	4	7,570	1,274	12,842	14,116	1,255		1,274	14,097	15,371	(3,918)	07/01/05	1998-2000
Gateway at Central Green	2	—	1,079	9,929	11,008	427		1,079	10,356	11,435	(2,640)	09/20/05	2001
Fairbanks Center	1	—	707	5,205	5,912	205		707	5,410	6,117	(1,287)	03/27/06	1999
Bondesen North	4	—	3,345	11,030	14,375	114		3,345	11,144	14,489	(2,724)	06/08/07	2006
Northwest Place	1	—	1,821	11,406	13,227	701		1,821	12,107	13,928	(2,040)	06/14/07	1997
Warehouse Center Drive	1	—	1,296	6,782	8,078	12		1,296	6,794	8,090	(1,453)	12/03/07	2006
Air Center Drive	1	—	763	1,876	2,639	42		711	1,970	2,681	(278)	11/09/10	1997
Beltway Antoine Portfolio	7	—	7,058	31,875	38,933	322		7,058	32,197	39,255	(1,327)	08/11/11	2007-2008
Greens Parkway	1	—	704	4,093	4,797	89		704	4,182	4,886	(20)	12/07/11	2007

TOTAL HOUSTON MARKET	49	13,899	26,720	190,862	217,582	9,886		26,668	200,800	227,468	(51,923)
Plainfield	2	—	3,095	31,369	34,464	(40	)(2)	3,095	31,329	34,424	(8,077)	12/22/2003- 4/13/2006	1997-2000
Guion Road	1	—	2,200	11,239	13,439	(224	)(2)	2,200	11,015	13,215	(2,852)	12/15/05	1995
Franklin Road	3	—	2,292	11,949	14,241	4,229		2,292	16,178	18,470	(4,875)	02/27/06	1973
Perry Road	1	—	1,106	7,268	8,374	353		1,106	7,621	8,727	(1,657)	10/10/07	1995

TOTAL INDIANAPOLIS MARKET	7	—	8,693	61,825	70,518	4,318		8,693	66,143	74,836	(17,461)
Trade Pointe III	1	4,797	1,020	7,240	8,260	(713	)(2)	1,020	6,527	7,547	(1,712)	09/28/04	2001
Riverport	1	—	1,279	8,812	10,091	(969	)(2)	1,279	7,843	9,122	(2,202)	05/03/04	1996
Freeport	1	—	2,523	18,693	21,216	(547	)(2)	2,523	18,146	20,669	(3,342)	03/14/07	1999
Louisville Logistics Center	1	5,120	2,177	11,932	14,109	(14	)(2)	2,177	11,918	14,095	(2,888)	10/12/07	2002

TOTAL LOUISVILLE MARKET	4	9,917	6,999	46,677	53,676	(2,243	)(2)	6,999	44,434	51,433	(10,144)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2011

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2011
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Chickasaw	2	—	1,141	13,837	14,978	(576	)(2)	1,141	13,261	14,402	(4,129)	07/22/03	2000-2002
Memphis Portfolio	7	33,133	18,088	114,739	132,827	1,638		19,757	114,708	134,465	(34,370)	2/5/2005- 5/13/2005	1997-2003
Memphis Distriplex	1	—	1,525	10,444	11,969	(868	)(2)	1,525	9,576	11,101	(2,084)	06/13/05	2000
Deltapoint	1	—	2,299	24,436	26,735	5,494		2,299	29,930	32,229	(3,670)	06/29/07	2006

TOTAL MEMPHIS MARKET	11	33,133	23,053	163,456	186,509	5,688		24,722	167,475	192,197	(44,253)
Logistik Park, San Luis Potosi	1	—	565	2,638	3,203	245		565	2,883	3,448	(438)	08/15/07	2006
Monterrey Portfolio (6)	7	—	7,138	29,660	36,798	9,581		8,098	38,281	46,379	(4,683)	11/16/2007- 8/21/2009	2007-2009
Guadalajara Portfolio	3	—	4,683	8,366	13,049	332		4,761	8,620	13,381	(1,283)	9/28/2007- 10/18/2007	1999-2007
Tijuana Portfolio (6)	3	—	2,746	7,977	10,723	1,002		2,746	8,979	11,725	(1,191)	12/06/07	1989-1992
Avenida de las Fuentes, Queretaro	1	—	846	4,237	5,083	1,512		846	5,749	6,595	(603)	10/06/08	2003

TOTAL MEXICO MARKET	15	—	15,978	52,878	68,856	12,672		17,016	64,512	81,528	(8,198)
Miami Service Center	1	—	1,110	3,811	4,921	580		1,110	4,391	5,501	(1,201)	04/07/05	1987
Miami Commerce Center	1	3,928	3,050	10,769	13,819	4,402		3,050	15,171	18,221	(2,566)	04/13/05	1991
Northwest 70th Avenue	2	—	10,025	16,936	26,961	4,942		10,025	21,878	31,903	(6,942)	06/09/06	1972-1976
North Andrews Avenue	1	—	6,552	6,101	12,653	651		6,552	6,752	13,304	(1,511)	06/09/06	1999
Northwest 30th Terrace	1	—	3,273	4,196	7,469	429		3,273	4,625	7,898	(224)	02/18/11	1994

TOTAL MIAMI MARKET	6	3,928	24,010	41,813	65,823	11,004		24,010	52,817	76,827	(12,444)
Eastgate	1	—	1,445	13,352	14,797	(1,671	)(2)	1,445	11,681	13,126	(2,936)	03/19/04	2002
Mid South Logistics Center	1	11,641	1,772	18,288	20,060	1,893		1,850	20,103	21,953	(5,242)	06/29/04	2001
Rockdale Distribution Center	1	—	2,940	12,188	15,128	(537	)(2)	2,940	11,651	14,591	(2,378)	12/28/05	2005
Logistics Way	1	—	621	17,763	18,384	37		621	17,800	18,421	(3,137)	09/28/09	2007

TOTAL NASHVILLE MARKET	4	11,641	6,778	61,591	68,369	(278	)(2)	6,856	61,235	68,091	(13,693)
Brunswick Avenue	1	—	3,665	16,380	20,045	1,517		3,665	17,897	21,562	(3,328)	07/21/05	1986
Cottontail Lane (6)	1	—	1,960	9,169	11,129	(2,226	)(2)	1,960	6,943	8,903	(2,257)	07/21/05	1991
Campus Drive	1	—	1,366	4,841	6,207	1,167		1,366	6,008	7,374	(1,691)	07/21/05	1975
Hanover Ave	1	—	4,940	8,026	12,966	767		4,940	8,793	13,733	(2,488)	12/28/05	1988
Rockaway	3	—	5,881	12,521	18,402	1,543		5,881	14,064	19,945	(4,495)	12/29/05	1974
Lake Drive	1	4,981	1,699	6,898	8,597	222		1,699	7,120	8,819	(1,432)	05/25/06	1988
Market Street	2	—	2,298	7,311	9,609	(513	)(2)	2,298	6,798	9,096	(1,507)	06/06/06	1990
Kennedy Drive	1	—	3,044	6,583	9,627	138		3,044	6,721	9,765	(634)	04/14/10	2001
Railroad Avenue	1	—	6,494	10,996	17,490	448		6,494	11,444	17,938	(1,122)	01/28/11	1964

TOTAL NEW JERSEY MARKET	12	4,981	31,347	82,725	114,072	3,063		31,347	85,788	117,135	(18,954)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2011

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2011
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Eden Rock Industrial	1	—	998	2,566	3,564	131		998	2,697	3,695	(857)	10/01/04	1973
Bayside Distribution Center	2	10,166	6,875	15,254	22,129	(503	)(2)	6,875	14,751	21,626	(4,321)	11/03/04	1998-2000
California Logistics Centre	1	—	5,672	20,499	26,171	314		5,672	20,813	26,485	(6,413)	04/21/06	2001
Cherry Street	3	—	12,584	24,582	37,166	1,593		12,584	26,175	38,759	(5,840)	06/09/06	1960-1990
Pike Lane	3	—	2,880	8,328	11,208	(24	)(2)	2,880	8,304	11,184	(1,733)	06/09/06	1982
South Vasco Road	1	—	2,572	14,809	17,381	(375	)(2)	2,572	14,434	17,006	(2,921)	06/09/06	1999
McLaughlin Avenue	1	—	3,424	5,507	8,931	75		3,424	5,582	9,006	(1,461)	06/09/06	1975
Park Lane	5	—	10,977	17,216	28,193	(874	)(2)	10,977	16,342	27,319	(4,619)	06/09/06	1960-1966
Valley Drive	4	—	11,238	14,244	25,482	666		11,238	14,910	26,148	(4,478)	06/09/06	1960-1971
Old Country Road	1	—	1,557	1,503	3,060	(20	)(2)	1,557	1,483	3,040	(467)	06/09/06	1969
Cypress Lane	1	—	2,211	2,196	4,407	449		2,211	2,645	4,856	(942)	06/09/06	1970
Fite Court	1	—	5,316	15,499	20,815	362		5,316	15,861	21,177	(2,675)	12/28/06	2003
Rollins Road	1	19,962	17,800	17,621	35,421	—		17,659	17,762	35,421	(227)	11/04/11	1997

TOTAL NORTHERN CALIFORNIA MARKET	25	30,128	84,104	159,824	243,928	1,794		83,963	161,759	245,722	(36,954)
Cypress Park East	2	9,192	2,627	13,055	15,682	856		2,627	13,911	16,538	(2,760)	10/22/04	2000
East Landstreet Road	3	—	2,251	11,979	14,230	136		2,251	12,115	14,366	(2,467)	06/09/06	1997-2000
Boggy Creek Road	8	—	8,098	30,984	39,082	1,045		8,098	32,029	40,127	(5,663)	06/09/06	1993-2007
ADC North Phase I	2	—	2,475	11,941	14,416	853		2,475	12,794	15,269	(944)	12/19/06	2008-2009
American Way	1	—	3,603	8,667	12,270	1		3,603	8,668	12,271	(2,041)	08/16/07	1997
Director's Row	1	—	524	2,519	3,043	33		524	2,552	3,076	(180)	03/01/11	1994
GE Portfolio	3	—	4,715	12,513	17,228	71		4,715	12,584	17,299	(329)	09/01/11	1975-1999

TOTAL ORLANDO MARKET	20	9,192	24,293	91,658	115,951	2,995		24,293	94,653	118,946	(14,384)
North Industrial	2	5,002	4,566	15,899	20,465	1,868		4,566	17,767	22,333	(5,317)	10/01/04	1995-1999
South Industrial I	2	4,173	2,876	14,120	16,996	(55	)(2)	2,829	14,112	16,941	(5,325)	10/01/04	1987-1989
South Industrial II	1	—	1,235	4,902	6,137	(806	)(2)	1,235	4,096	5,331	(1,722)	10/01/04	1990
West Southern Industrial	1	—	555	3,376	3,931	(383	)(2)	555	2,993	3,548	(649)	10/01/04	1984
West Geneva Industrial	3	—	413	2,667	3,080	341		413	3,008	3,421	(882)	10/01/04	1981
West 24th Industrial	2	—	870	4,575	5,445	750		870	5,325	6,195	(1,953)	10/01/04	1979-1980
Sky Harbor Transit Center	1	—	2,534	7,597	10,131	(342	)(2)	2,534	7,255	9,789	(2,450)	11/24/04	2002
Roosevelt Distribution Center	1	—	1,154	6,441	7,595	(19	)(2)	1,154	6,422	7,576	(1,269)	05/19/06	1988
North 45th Street	1	—	3,149	5,051	8,200	8		3,149	5,059	8,208	(188)	06/30/11	2001

TOTAL PHOENIX MARKET	14	9,175	17,352	64,628	81,980	1,362		17,305	66,037	83,342	(19,755)
Business Park Dr (6)	7	—	3,194	16,933	20,127	3,059		3,246	19,940	23,186	(5,277)	12/07/06	1976-1979
Rittiman Plaza	3	—	1,930	9,996	11,926	295		1,930	10,291	12,221	(2,420)	12/07/06	1977
Tejesco	3	—	1,225	6,669	7,894	1,551		1,259	8,186	9,445	(1,891)	12/07/06	1977-1980

TOTAL SAN ANTONIO MARKET	13	—	6,349	33,598	39,947	4,905		6,435	38,417	44,852	(9,588)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2011

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2011
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Industry Drive North	2	9,290	5,753	16,039	21,792	111		5,753	16,150	21,903	(4,300)	07/21/05	1996
South 228th Street	1	—	3,025	13,694	16,719	395		3,025	14,089	17,114	(2,874)	07/21/05	1996
64th Avenue South	1	5,179	3,345	9,335	12,680	202		3,345	9,537	12,882	(1,780)	07/21/05	1996
South 192nd Street	1	—	1,286	3,433	4,719	60		1,286	3,493	4,779	(770)	07/21/05	1986
Southwest 27th Street	1	7,005	4,583	8,353	12,936	27		4,583	8,380	12,963	(3,332)	07/21/05	1995
South 212th Street	1	—	3,095	10,253	13,348	(385	)(2)	3,095	9,868	12,963	(2,044)	08/01/05	1996
13610 52nd St (6)	1	—	4,018	9,571	13,589	—		4,018	9,571	13,589	(474)	12/01/10	2006
Southwest 27th Street-Alpak (6)	1	—	4,313	4,687	9,000	—		4,313	4,687	9,000	(71)	10/14/11	2003

TOTAL SEATTLE MARKET	9	21,474	29,418	75,365	104,783	410		29,418	75,775	105,193	(15,645)
Rancho Technology Park	1	—	2,790	7,048	9,838	(653	)(2)	2,790	6,395	9,185	(1,417)	10/16/03	2002
Foothill Business Center	3	—	13,315	9,112	22,427	(628	)(2)	13,315	8,484	21,799	(2,235)	12/09/04	2000
East Slauson Avenue	3	9,432	5,499	14,775	20,274	3,098		5,499	17,873	$23,372	(5,786)	07/21/05	1962-1976
Airport Circle	1	—	3,098	8,368	11,466	1,199		3,098	9,567	$12,665	(1,978)	07/21/05	1992
Cota Street	1	—	2,802	7,624	10,426	66		2,802	7,690	$10,492	(1,822)	07/21/05	1987
Twin Oaks Valley Road	2	—	1,815	7,855	9,670	(17	)(2)	1,815	7,838	$9,653	(1,583)	07/21/05	1978-1988
Meyer Canyon	1	—	5,314	9,929	15,243	1,823		5,608	11,458	$17,066	(2,091)	06/30/06	2001
Mira Loma	1	—	7,919	6,668	14,587	—		7,919	6,669	14,588	(711)	12/23/08	1997
Sycamore Canyon (6)	2	—	6,356	36,088	42,444	1,346		6,356	37,435	$43,791	(3,985)	09/09/09	2007
Colombard Ct	1	2,030	1,264	3,237	4,501	(1	)(2)	1,264	3,236	4,500	(455)	07/29/10	1990
E Airport Drive	1	—	905	2,744	3,649	—		905	2,744	3,649	(261)	12/23/10	1990
Truck Courts (6)	3	—	26,392	17,267	43,659	—		26,392	17,267	43,659	(846)	12/29/10	1971-1988
Haven A	1	8,845	5,783	19,578	25,361	2		5,783	19,580	25,363	(2,116)	12/31/10	2001
Haven G	1	—	479	1,131	1,610	3		479	1,134	1,613	(115)	12/31/10	2003
6th and Rochester	1	3,630	3,111	6,428	9,539	(328	)(2)	3,088	6,123	$9,211	(452)	01/04/11	2001
Palmyrita	2	—	3,355	8,665	12,020	33		3,355	8,698	$12,053	(949)	01/11/11	2006
Central Avenue	1	—	3,898	4,642	8,540	1,650		3,898	6,292	$10,190	(161)	01/27/11	2011
Byron Road	1	—	2,042	2,715	4,757	754		2,042	3,469	$5,511	(210)	04/15/11	1972

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2011

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2011
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Desoto Place	1	3,407	2,255	4,339	6,594	3	2,255	4,342	$6,597	(194)	07/01/11	1982

TOTAL SOUTHERN CALIFORNIA MARKET	28	27,344	98,392	178,213	276,605	8,350	98,663	186,294	$284,957	(27,367)

SUB TOTAL CONSOLIDATED OPERATING PROPERTIES	408	311,281	598,621	2,375,525	2,974,146	126,024	603,340	2,496,832	$3,100,172	(589,127)
South Lombard Road (9)	1	—					1,216	3,068	4,284	(187)

Properties under redevelopment	1	—					1,216	3,068	4,284	(187)
Proterra	—	—					—	38	38	—

Properties under development	—	—					2,694	6,869	9,563	—
DCT Port Union Building 1	—	—					1,965	1,532	3,497	—
DCT Port Union Building 3	—	—					1,310	2,068	3,378	—
8th & Vineyard Land	—	—					4,719	798	5,517	—
Pan America Land	—	—					3,211	445	3,656	—
Pan America Land Phase II	—	—					3,269	102	3,371	—
Slover Land	—	—					13,789	570	14,359	—
Dulles Land	—	—					2,355	—	2,355	—
ADC North Phase II Development	—	—					1,273	1,169	2,442	—
Stonefield Industrial Park-Lnd	—	—					4,959	3	4,962	—
Boone Industrial Park -Land	—	—					861	13	874	—
Airtex lnad	—	—					2,591	42	2,633	—

Properties in pre-development including land held	—	—					40,302	6,742	47,044	—

GRAND TOTAL CONSOLIDATED	409	$311,281					647,552	2,513,510	3,161,063	(589,314)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2011

(1)	Included in Building & Improvements are intangible lease assets.

(2)	Generally these reductions in basis include one or more of the following: i) payments received under master lease agreements and pursuant to GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than revenues; ii) writeoffs of fixed asset balances due to early lease terminations by contracted customers; iii) writeoffs of fully amortized lease related intangible assets and improvements; iv) writeoffs of fully amortized tenant leasing costs; and v) other miscellaneous basis adjustments.

(3)	As of December 31, 2011, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2.9 billion.

(4)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2011:

Total per Schedule III	$311,281
Unencumbered Mortgage Notes	3,911
Premiums, net of amortization	2,591

Total mortgage notes	$317,783

(5)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2011 is as follows:

Investments in properties:
Balance at beginning of year	$3,037,436
Acquisition of properties	226,035
Improvements, including development properties	67,941
Divestiture of properties	(119,889)
Improvements, Intangibles, Tenant Leasing Costs write offs	(42,149)
Impairments	(8,207)
Other adjustments	(104)

Balance at end of year	$3,161,063

Accumulated depreciation:
Balance at beginning of year	$(528,705)
Depreciation and amortization expense, including discontinued operations	(128,660)
Divestiture of properties	25,902
Improvements, Intangibles, Tenant Leasing Costs write offs	42,149

Balance at end of year	$(589,314)

(6)	Occasionally our leases contain certain provisions giving the tenant rights to purchase the property, which can take the form of a fixed price purchase option, a fair market value option, a right of first refusal option or a right of first offer option. These buildings, or a building included in the business park are subject to such an agreement.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

3.2	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

3.3	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

3.4	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2007)

10.2	Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 13, 2006)

10.3	Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 3, 2007 (incorporated by reference to Exhibit 99.2 to Form S-3ASR Registration Statement, Commission File No. 333-145253)

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

10.6	Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 10, 2010)

10.7	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

10.8	Revolving Credit Agreement, dated as of August 17, 2010, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A., PNC Bank National Association, U.S. Bank National Association and Regions Bank, as Documentation Agents and Deutsche Bank Trust Company Americas as Managing Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 20, 2010)

10.9	First Amendment to Revolving Credit Agreement, dated as of June 3, 2011 among DCT Industrial Operating Partnership LP, the lenders identified therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2011)

E-1

10.10	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2009)

10.11	Employment Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 13, 2009)

10.12	First Amendment to Employment Agreement, dated as of October 10, 2011, by and between DCT Industrial Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 13, 2011)

10.13	Employment Agreement, dated as of March 31, 2010, by and between DCT Industrial Trust Inc. and Jeff Phelan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 31, 2010)

10.14	Change of Control Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Teresa Corral (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2011)

10.15	Change of Control Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 5, 2011)

10.16	Letter Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 5, 2011)

10.17	Change of Control Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 5, 2011)

10.18	Letter Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 5, 2011)

10.19	Employment Agreement, dated as of September 19, 2011, by and between DCT Industrial Trust Inc. and Matthew T. Murphy (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

10.20	Resignation and Release Agreement, dated as of July 26, 2011, by and between DCT Industrial Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2011)

10.22	DCT Industrial Trust Inc. Multi-Year Outperformance Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2010)

+21.1	List of Subsidiaries

+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 29, 2012

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

E-2

+ 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

++32.1	Section 1350 Certification of Principal Executive Officer

++32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith

E-3