Form 10-Q
period 2012-03-31
DCT Industrial Trust Inc.
filed 2012-05-03
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, 248,022,036 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Land	$654,573	$647,552
Buildings and improvements	2,392,386	2,393,346
Intangible lease assets	83,633	84,779
Construction in progress	34,855	35,386

Total investment in properties	3,165,447	3,161,063
Less accumulated depreciation and amortization	(610,403)	(589,314)

Net investment in properties	2,555,044	2,571,749
Investments in and advances to unconsolidated joint ventures	139,417	139,278

Net investment in real estate	2,694,461	2,711,027
Cash and cash equivalents	10,980	12,834
Notes receivable	1,010	1,053
Deferred loan costs, net	8,038	8,567
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,418 and $1,256, respectively	44,549	42,349
Other assets, net	20,103	17,468

Total assets	$2,779,141	$2,793,298

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$34,695	$45,785
Distributions payable	19,140	19,057
Tenant prepaids and security deposits	22,772	22,864
Other liabilities	29,066	29,797
Intangible lease liability, net	18,340	18,897
Line of credit	25,000	—
Senior unsecured notes	935,000	935,000
Mortgage notes	315,230	317,783

Total liabilities	1,399,243	1,389,183

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized 247,104,435 and 245,943,100 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2,471	2,459
Additional paid-in capital	2,026,288	2,018,075
Distributions in excess of earnings	(806,580)	(783,229)
Accumulated other comprehensive loss	(27,812)	(29,336)

Total stockholders’ equity	1,194,367	1,207,969
Noncontrolling interests	185,531	196,146

Total equity	1,379,898	1,404,115

Total liabilities and equity	$2,779,141	$2,793,298

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Rental revenues	$66,099	$59,879
Institutional capital management and other fees	1,055	1,019

Total revenues	67,154	60,898

OPERATING EXPENSES:
Rental expenses	8,121	8,422
Real estate taxes	10,227	9,139
Real estate related depreciation and amortization	32,139	29,846
General and administrative	5,785	7,056
Casualty gain	(155)	—

Total operating expenses	56,117	54,463

Operating income	11,037	6,435

OTHER INCOME AND EXPENSE:
Equity in loss of unconsolidated joint ventures, net	(854)	(1,357)
Interest expense	(17,028)	(15,511)
Interest and other income	197	85
Income tax expense and other taxes	(268)	(40)

Loss from continuing operations	(6,916)	(10,388)
Income from discontinued operations	86	543

Consolidated net loss of DCT Industrial Trust Inc.	(6,830)	(9,845)
Net loss attributable to noncontrolling interests	826	1,309

Net loss attributable to common stockholders	(6,004)	(8,536)

Distributed and undistributed earnings allocated to participating securites	(128)	(118)

Adjusted net loss attributable to common stockholders	$(6,132)	$(8,654)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	0.00	0.00

Net loss attributable to common stockholders	$(0.03)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	246,367	233,288

Distributions declared per common share	$0.07	$0.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
Consolidated net loss of DCT Industrial Trust Inc.	$(6,830)	$(9,845)
Other comprehensive income:
Net unrealized gain on cash flow hedging derivatives	1,565	570
Realized gains related to hedging activities	—	129
Amortization of cash flow hedging derivatives	251	222

Other comprehensive income	1,816	921

Comprehensive loss	(5,014)	(8,924)
Comprehensive loss attributable to noncontrolling interests	534	1,076

Comprehensive loss attributable to common stockholders	$(4,480)	$(7,848)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
	Total	Common Stock		Paid-in	in Excess	Comprehen-	controlling
	Equity	Shares	Amount	Capital	of Earnings	sive Loss	Interests
Balance at December 31, 2011	$1,404,115	245,943	$2,459	$2,018,075	$(783,229)	$(29,336)	$196,146
Net loss	(6,830)	—	—	—	(6,004)	—	(826)
Other Comprehensive loss	1,816				—	1,524	292
Issuance of common stock, net of offering costs	(42)	—	—	(42)	—	—	—
Issuance of common stock, stock-based compensation plans	(11)	119	1	(12)	—	—	—
Amortization of stock-based compensation	980	—	—	445	—	—	535
Distributions to common stockholders and noncontrolling interests	(19,232)	—	—	—	(17,347)	—	(1,885)
Issuance of noncontrolling interests	(46)						(46)
Partner contributions from noncontrolling interests	30	—	—	—	—	—	30
Redemptions of noncontrolling interests	(882)	1,042	11	7,822	—	—	(8,715)

Balance at March 31, 2012	$1,379,898	247,104	$2,471	$2,026,288	$(806,580)	$(27,812)	$185,531

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net loss of DCT Industrial Trust Inc.	$(6,830)	$(9,845)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	32,166	31,143
Gain on dispositions of real estate interests	(88)	—
Distributions of earnings from unconsolidated joint ventures	587	695
Equity in loss of unconsolidated joint ventures, net	854	1,357
Stock-based compensation	980	1,381
Casualty gains	(155)	—
Straight-line rent	(2,020)	(3,098)
Other	209	709
Changes in operating assets and liabilities:
Other receivables and other assets	(662)	672
Accounts payable, accrued expenses and other liabilities	(6,213)	(648)

Net cash provided by operating activities	18,828	22,366

INVESTING ACTIVITIES:
Real estate acquisitions	(8,556)	(48,402)
Capital expenditures and development activities	(17,632)	(15,488)
Proceeds from dispositions of real estate investments, net	4,722	—
Investments in unconsolidated joint ventures	(1,951)	(1,769)
Distributions of investments in unconsolidated joint ventures	226	—
Repayment of notes receivable	43	42
Other investing activities	(172)	(186)

Net cash used in investing activities	(23,320)	(65,803)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	61,000	85,000
Repayments of senior unsecured revolving line of credit	(36,000)	(102,000)
Principal payments on mortgage notes	(2,295)	(41,486)
Increase in deferred loan costs	(11)	(129)
Issuance of common stock	—	111,931
Offering costs for issuance of common stock and OP Units	(88)	(343)
Redemption of noncontrolling interests	(882)	(23)
Dividends to common stockholders	(17,240)	(15,636)
Distributions to noncontrolling interests	(1,876)	(1,868)
Contributions from noncontrolling interests	30	27

Net cash provided by financing activities	2,638	35,473

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,854)	(7,964)
CASH AND CASH EQUIVALENTS, beginning of period	12,834	17,330

CASH AND CASH EQUIVALENTS, end of period	$10,980	$9,366

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$16,380	$11,854
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets, net	$9,138	$1,499
Redemptions of OP Units settled in shares of common stock	$7,833	$2,300
Assumption of mortgage notes in connection with real estate acquired	$—	$3,875
Contributions of real estate from noncontrolling interests	$—	$4,401

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Organization

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of March 31, 2012, we owned approximately 91% of the outstanding equity interests in our operating partnership.

As of March 31, 2012, the Company owned interests in approximately 75.4 million square feet of properties leased to approximately 900 customers, including:

•	58.1 million square feet comprising 407 consolidated properties owned in our operating portfolio which were 90.1% occupied;

•	17.2 million square feet comprising 53 unconsolidated properties which were 87.5% occupied and operated on behalf of five institutional capital management partners; and

•	0.1 million square feet comprising one consolidated property under redevelopment.

The Company also has four buildings under construction totaling approximately 0.6 million square feet and several projects in predevelopment. See Note 3 – Investment in Properties for further detail related to our development activity.

Note 2 — Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2011 and related notes thereto as filed on Form 10-K on February 29, 2012.

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

Reclassifications

Certain items in our Consolidated Financial Statements for 2011 have been reclassified to conform to the 2012 presentation.

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

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investment in real estate, referred to as capital projects and other activities included within this paragraph. Costs associated with our capital projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes, insurance and leasing costs, if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our development projects based on an estimate of the time spent on the construction and development activities. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period. We also capitalize interest on qualifying investments in unconsolidated joint ventures. Interest is capitalized based on the average capital invested in a venture during the period when development or predevelopment begins until planned principle operations commence, at the weighted average borrowing rate during the period.

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

Investments in properties classified as held for sale are measured at the lower of their carrying amount or fair value (typically, the contracted sales price, a Level 2 input) less estimated costs to sell. Impairment of assets held for sale is a component of “Income (loss) from discontinued operations” in the Consolidated Statements of Operations and is further detailed in Note 13 – Discontinued Operations and Assets Held for Sale.

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

Impairment of Investments in Unconsolidated Joint Ventures

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

Currently, we use interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The sensitivity of the credit valuation nonperformance risk is not significant to the overall valuation of the interest rate swap. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.

As of March 31, 2012, our hedge was designated as a cash flow hedge. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statement of Changes in Equity (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $2.0 million and $3.1 million, respectively, for the three months ended March 31, 2012 and 2011, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $13.4 million and $11.3 million, for the three months ended March 31, 2012 and 2011, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of March 31, 2012 and December 31, 2011, our allowance for doubtful accounts was approximately $1.4 million and $1.3 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was an increase of approximately $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

New Accounting Standards

During the second quarter of 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which generally aligns the principles for fair value measurements and the related disclosure requirements under US GAAP and International Financial Reporting Standards (“IFRS”). This standard requires new disclosures, with a particular focus on Level 3 measurements, including; quantitative information about the significant unobservable inputs used for all Level 3 measurements; qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs and a description of the company’s valuation processes. This standard also requires disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy; information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard was effective for interim and annual periods beginning after December 15, 2011. In conjunction with the adoption of this standard, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counter party portfolio. We adopted this standard effective January 1, 2012.

Also during the second quarter of 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Entities had the option to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This standard requires retrospective application and was effective for interim and annual periods beginning after December 15, 2011. We adopted this standard on January 1, 2012 and have presented the components of net income and other comprehensive income in two separate but consecutive statements.

Note 3 — Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development, properties in pre-development and land held for future development or other purposes. The following table provides our historical cost of our investment in properties (in thousands).

	March 31, 2012	December 31, 2011
Operating properties	$3,093,203	$3,100,172
Properties under redevelopment	4,705	4,284
Properties under development	16,051	9,525
Properties in pre-development	33,980	29,574
Land held	17,508	17,508

Total Investment in Properties	3,165,447	3,161,063
Less accumulated depreciation and amortization	(610,403)	(589,314)

Net Investment in Properties	$2,555,044	$2,571,749

Acquisition Activity

During the three months ended March 31, 2012, we acquired one building comprising 0.1 million square feet. This property is located in the Phoenix market and was acquired from an unrelated third-party for a total purchase price of approximately $1.8 million using borrowings under our senior unsecured revolving credit facility and existing cash balances. We have incurred acquisition costs of approximately $0.2 million during the three months ended March 31, 2012, included in “General and administrative” in our Consolidated Statement of Operations.

During the three months ended March 31, 2011, we acquired four buildings comprising 0.7 million square feet and controlling interests in three buildings totaling 0.4 million square feet. These buildings are located in the Southern California, New Jersey, Miami and Orlando markets. These properties and controlling interests were acquired from unrelated third-parties, except as disclosed in Note 10 – Related Party Transactions for a total purchase price of approximately $47.4 million using borrowings under our senior unsecured revolving credit facility and existing cash balances . We have consolidated the three properties in which we acquired controlling interests and, as a result, we recorded $57.2 million on our balance sheet, in the aggregate, for these three properties and the four other properties that we acquired during the three months ended March 31, 2011. This amount included $9.8 million attributable to the noncontrolling interests’ share of the three properties that we did not acquire. We incurred acquisition costs of approximately $0.4 million during the three months ended March 31, 2011, included in “General and administrative” in our Consolidated Statement of Operations.

Development Activity

2012 Development Activity

During the three months ended March 31, 2012, construction continued on two projects located in our Baltimore/Washington D.C. and Houston markets. In Baltimore/Washington D.C. we are constructing two buildings which total approximately 0.2 million square feet and are expected to be shell-complete in the second quarter of 2012. We have entered into a forward purchase commitment for the construction of an approximately 0.3 million square foot building located in the Houston market where construction is expected to be completed in the third quarter of 2012. See Note 7 – Commitments and Contingencies, for further information related to this forward purchase commitment. During the three months ended March 31, 2012, we also began construction of an approximately 0.2 million square foot building on the first of two parcels of land we acquired last year in Miami. The total costs incurred on these three projects as of March 31, 2012 was $16.1 million.

Additionally, during the three months ended March 31, 2012, we acquired a 32.6 acre land parcel in the Chicago market. The land was purchased from an unrelated third-party for approximately $6.8 million using borrowing under our senior unsecured revolving credit facility and existing cash balances. We intend to commence construction on this land in the second quarter of 2012.

Disposition Activity

During the three months ended March 31, 2012, we sold two operating properties totaling approximately 0.1 million square feet to third-parties. These properties, located in the Atlanta market, were sold for combined gross proceeds of $5.1 million. The sales resulted in gains of approximately $0.1 million which is reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements. We did not have any dispositions during the three months ended March 31, 2011.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $2.9 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively. Our intangible lease assets included the following as of March 31, 2012 and December 31, 2011 (in thousands).

	March 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$76,548	$(39,995)	$36,553	$77,692	$(38,549)	$39,143
Above market rent	$7,085	$(5,543)	$1,542	$7,087	$(5,191)	$1,896
Below market rent	$(25,524)	$7,184	$(18,340)	$(26,905)	$8,008	$(18,897)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands).

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase to Rental Revenues Related to Above and Below Market Rents
Remainder of 2012	$6,731	$(535)
2013	6,381	(1,205)
2014	5,066	(1,055)
2015	3,914	(893)
2016	2,761	(689)
Thereafter	11,700	(12,421)

Total	$36,553	$(16,798)

Note 4 — Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of March 31, 2012 and December 31, 2011 (dollars in thousands).

	DCT Ownership		Unconsolidated Net Equity
	as of		Investment as of
	March 31,	Number of	March 31,	December 31,
Unconsolidated Joint Ventures	2012	Buildings	2012	2011
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	14	$45,613	$45,510
TRT-DCT Venture I(1)	3.6%	14	709	548
TRT-DCT Venture II(2)	11.4%	5	2,135	2,172
TRT-DCT Venture III(2)	10.0%	5	1,455	1,491
DCT Fund I LLC(3)	20.0%	6	(494)	(313)

Total Institutional Joint Ventures		44	49,418	49,408
Other:
Stirling Capital Investments (SCLA)(4)	50.0%	6	58,692	58,629
IDI/DCT, LLC(2)	50.0%	3	28,270	28,240
IDI/DCT Buford, LLC (land only)	75.0%	—	3,037	3,001

Total Other		9	89,999	89,870

Total		53	$139,417	$139,278

(1)

During the first quarter of 2012, our joint venture partner, Dividend Capital Total Reality Trust Inc., contributed one property into TRT-DCT Venture I. As a result of this activity, we made a capital contribution totaling $0.2 million, which resulted in our equity ownership decreasing to 3.6% as of March 31, 2012.

(2)

During 2011, our unconsolidated joint ventures completed dispositions of three properties in Cincinnati, Kansas City and Northern California for gross proceeds, net of joint venture partners’ interest, of $13.8 million. We recognized deferred gains upon disposition of these properties totaling $0.7 million.

(3)	In accordance with the Fund’s LLC agreement, the Fund terminated in February 2012 resulting in the Fund beginning the process of an orderly windup as outlined by the LLC agreement.
(4)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 — Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of March 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of March 31, 2012 and December 31, 2011 (in thousands).

	Balances as of		Balances as of
	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Notes receivable(1)	$1,010	$1,012	$1,053	$1,058

Borrowings(1):
Senior unsecured revolving credit facility	$25,000	$25,000	$—	$—
Fixed rate debt(2)	$1,075,230	$1,200,822	$1,077,783	$1,218,321
Variable rate debt	$175,000	$174,997	$175,000	$174,979

Interest rate contracts:
Interest rate swap(3)	$(25,181)	$(25,181)	$(26,746)	$(26,746)

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

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period (in thousands).

	During the Three Months Ended March 31,
	2012	2011
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(26,746)	$(10,109)
Net unrealized gains included in accumulated other comprehensive loss	1,565	570

Ending balance at March 31	$(25,181)	$(9,539)

Hedging Activities

To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During 2012, such derivatives have been used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include the issuances of new debt, as well as refinancing of existing debt upon maturity.

As of March 31, 2012, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR-based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of approximately $25.2 million and $26.7 million as of March 31, 2012 and December 31, 2011, respectively. These amounts are included in “Other Liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. We utilize a third party derivative valuation expert to determine the fair value, including the Level 3 component of the swap liability, during each reporting period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest and other income” in our Consolidated Statements of Operations. During the three months ended March 31, 2012 and 2011, we recognized no ineffectiveness.

During the three months ended March 31, 2012 and 2011, we recorded approximately $1.6 million and $0.6 million of net unrealized gains, respectively, including the noncontrolling interests’ portions of $0.1 million and $0.1 million, respectively, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the periods.

As of March 31, 2012 and December 31, 2011, the “Accumulated other comprehensive loss” balances pertaining to the hedges were losses of approximately $25.2 million and $26.7 million, respectively, including the noncontrolling interests’ portion. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $2.4 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 6 — Outstanding Indebtedness

As of March 31, 2012 our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $61.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2011, our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $61.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of March 31, 2012, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of March 31, 2012 and December 31, 2011.

Line of Credit

As of March 31, 2012, we had $25.0 million outstanding on our senior unsecured revolving credit facility. We have issued four letters of credit secured by the unsecured revolving credit facility totaling $26.9 million. As of December 31, 2011 we did not have any amounts outstanding on our senior unsecured revolving credit facility.

Note 7 — Commitments and Contingencies

Forward Purchase Commitment

In August 2011, we entered into a forward purchase commitment with an unrelated third-party developer to acquire a newly constructed industrial facility totaling approximately 0.3 million square feet in the Houston market. The forward purchase commitment allows us to acquire the building and related land upon completion of construction, subject to a variety of conditions including the building complying with approved drawings and specifications. The purchase price of $12.4 million includes estimates for allowances for tenant improvements and leasing commissions. The closing under the forward purchase commitment is expected in mid to late 2012. We have made two deposits on the project; the first was in cash totaling $1.0 million and the second was in the form of an unconditional standby letter of credit totaling $3.3 million. The cash deposit and letter of credit will be applied towards the purchase price at closing in accordance with the agreement.

Note 8 — Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in the operating partnership and equity interests held by third-party partners in consolidated real estate joint ventures, including related parties as discussed in Note 10 – Related Party Transactions. Noncontrolling interests representing interests in the operating partnership primarily include limited partnership interest in our operating partnership (“OP Units”) and LTIP Units which are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in the Consolidated Balance Sheets.

The following table illustrates the noncontrolling interests’ share of consolidated net loss during the three months ended March 31, 2012 and 2011 (in thousands).

	For the Three Months
	Ended March 31,
	2012	2011
Noncontrolling interests’ share of loss from continuing operations	$833	$1,350
Noncontrolling interests’ share of income from discontinued operations	(7)	(41)

Net loss attributable to noncontrolling interests	$826	$1,309

OP Units

As of March 31, 2012 and December 31, 2011, we owned approximately 91% and 90%, respectively, of the outstanding equity interests in the operating partnership. Upon redemption by the unitholder, we have the option of redeeming the units of OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the three months ended March 31, 2012, 1.2 million OP Units were redeemed for approximately $0.9 million in cash and 1.0 million shares of common stock. During the three months ended March 31, 2011, 0.3 million OP Units were redeemed for approximately 0.3 million shares of common stock.

As of March 31, 2012, there was a total of 24.0 million OP Units outstanding and redeemable, with a redemption value of approximately $141.7 million based on the closing price of our common stock on March 31, 2012. As of December 31, 2011, 25.1 million OP Units were outstanding and redeemable with a redemption value of approximately $128.5 million based on the closing price of our common stock on December 31, 2011.

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

During the three months ended March 31, 2012, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $3.7 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 72% and a risk-free interest rate of 0.82%. During the three months ended March 31, 2012, 0.1 million vested LTIP Units were converted into 0.1 million OP Units. As of March 31, 2012, approximately 2.4 million LTIP Units were outstanding of which 1.0 million were vested.

During the three months ended March 31, 2011, approximately 0.4 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $2.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 67% and a risk-free interest rates of 2.18%. As of December 31, 2011, approximately 1.9 million LTIP Units were outstanding of which 0.9 million were vested.

Note 9 — Stockholders’ Equity

Common Stock

As of March 31, 2012, approximately 247.1 million shares of common stock were issued and outstanding.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. We did not issue any shares through this offering during the three months ended March 31, 2012 or 2011.

During the three months ended March 31, 2012 and 2011, we issued approximately 1.0 million and 0.3 million shares of common stock, respectively, related to the redemption of OP Units (see additional information in Note 8—Noncontrolling Interests above), and approximately 0.1 million and 0.1 million shares of common stock, respectively, related to vested shares of restricted stock, phantom shares and stock option exercises.

The net proceeds from the sales of our securities are transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings.

Equity-Based Compensation

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three months ended March 31, 2012, we granted approximately 0.3 million shares of restricted stock to certain officers and employees at the weighted-average fair market value of $5.62 per share. During the three months ended March 31, 2011, we granted approximately 0.2 million shares of restricted stock to certain officers and employees at the weighted-average fair market value of $5.55 per share.

Stock Options

During the three months ended March 31, 2012, we did not grant any stock options. During the three months ended March 31, 2011, we granted approximately 0.4 million stock options at the weighted-average exercise price of $5.55, which generally vest ratably over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $0.7 million and is amortized over the service period.

Note 10 — Related Party Transactions

8th and Vineyard Consolidated Joint Venture

In May 2010, we entered into the 8th and Vineyard joint venture with Iowa Investments, LLC, an entity owned by one of our executives, to purchase 19.3 acres of land held for development in Southern California. Pursuant to the joint venture agreement, we will first receive a return of all capital along with a preferred return. Thereafter, Iowa Investments, LLC will receive a return of all capital along with a promoted interest. The land parcel acquired by 8th and Vineyard was purchased from an entity in which the same executive had a minority ownership. The total acquisition price of $4.7 million was determined to be at fair value.

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. Entities controlled by one of our executives have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% ownership is held by a third-party. Each venture partner will earn returns in accordance with their ownership interests. DCT has controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP and accounted for the transactions as business combinations. The total acquisition price of $46.3 million was determined to be at fair value.

Note 11 — Earnings per Share

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

The following tables set forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts).

	For the Three Months Ended March 31,
	2012	2011
Earnings per Common share – Basic and Diluted
Numerator
Loss from continuing operations	$(6,916)	$(10,388)
Loss from continuing operations attributable to noncontrolling interests	833	1,350

Loss from continuing operations attributable to common stockholders	(6,083)	(9,038)
Less: Distributed and undistributed earnings allocated to participating securities	(128)	(118)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(6,211)	(9,156)
Numerator for income (loss) from discontinued operations attributable to common stockholders	79	502

Adjusted net loss attributable to common stockholders	$(6,132)	$(8,654)

Denominator
Weighted average common shares outstanding – basic and dilutive	246,367	233,288

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.03)	$(0.04)
Income from discontinued operations	0.00	0.00

Net loss attributable to common stockholders	$(0.03)	$(0.04)

Potentially Dilutive Shares

For the three months ended March 31, 2012 and 2011, we excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.5 million and 5.9 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

Note 12 — Segment Information

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation related to our reorganization in 2011 which resulted in three reportable segments and for discontinued operations (see Note 13 – Discontinued Operations and Assets Held for Sale for additional information).

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of March 31, 2012 and December 31, 2011 (in thousands).

	March 31,	December 31,
	2012	2011
Segments:
East assets	$930,054	$936,305
Central assets	1,031,617	1,035,298
West assets	653,149	656,249

Total segment net assets	2,614,820	2,627,852
Non-segment assets:
Non-segment cash and cash equivalents	9,240	11,309
Other non-segment assets (1)	155,081	154,137

Total assets	$2,779,141	$2,793,298

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, straight-line rent and other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues for the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended
	March 31,
	2012	2011
East	$22,835	$21,558
Central	28,508	25,658
West	14,756	12,663

Rental revenues	66,099	59,879
Institutional capital management and other fees	1,055	1,019

Total revenues	$67,154	$60,898

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three months ended March 31, 2012 and 2011 (in thousands)

	Three Months Ended
	March 31,
	2012	2011
East	$16,903	$15,348
Central	19,801	17,481
West	11,047	9,489

Property NOI (1)	47,751	42,318
Institutional capital management and other fees	1,055	1,019
Real estate related depreciation and amortization	(32,139)	(29,846)
Casualty gains	155	—
General and administrative	(5,785)	(7,056)
Equity in loss of unconsolidated joint ventures, net	(854)	(1,357)
Interest expense	(17,028)	(15,511)
Interest and other income	197	85
Income tax expense and other taxes	(268)	(40)

Loss from continuing operations	$(6,916)	$(10,388)

(1)

Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty gains, impairment, general and administrative expenses, equity in losses of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Included in the Central operating segment rental revenues for the three months ended March 31, 2012 and 2011 was approximately $1.7 million and $1.7 million, respectively, attributable to the Mexico operations. Included in the Central operating segment net assets as of March 31, 2012 and December 31, 2011 was approximately $76.3 million and $77.0 million, respectively, attributable to the Mexico operations.

Note 13 — Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended March 31, 2012, we sold two operating properties to unrelated third-parties. Both of the properties sold were in the East operating segment, together totaling approximately 0.1 million square feet. The sale of these properties resulted in gains of approximately $0.1 million. During the year ended December 31, 2011, we sold 16 operating properties to unrelated third-parties. Six of these properties were in the Central operating segment and ten were in the East operating segment, together totaling approximately 2.7 million square feet. These sales resulted in gains of approximately $12.0 million and impairment losses totaling $7.8 million.

For the three months ended March 31, 2011, loss from discontinued operations includes the results of operations for properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the three months ended March 31, 2011. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the components of income (loss) from discontinued operations for the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended
	March 31,
	2012	2011
Rental revenues	$83	$2,452
Rental expenses and real estate taxes	(45)	(569)
Real estate related depreciation and amortization	(27)	(1,297)

Operating income (loss)	11	586
Casualty loss	(12)	—
Interest and other income (expense)	(1)	(1)

Gain (loss) before gain on dispositions of real estate interests and impairment losses	(2)	585
Gain on dispositions of real estate interests	88	—
Impairment losses	—	(42)

Income (loss) from discontinued operations	$86	$543

Note 14 — Subsequent Events

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico.

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of March 31, 2012, we owned approximately 91% of the outstanding equity interests in our operating partnership.

As of March 31, 2012, the Company owned interests in approximately 75.4 million square feet of properties leased to approximately 900 customers, including:

•	58.1 million square feet comprising 407 consolidated properties owned in our operating portfolio which were 90.1% occupied;

•	17.2 million square feet comprising 53 unconsolidated properties which were 87.5% occupied and operated on behalf of five institutional capital management partners; and

•	0.1 million square feet comprising one consolidated property under redevelopment.

The Company also has four buildings under construction totaling approximately 0.6 million square feet and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties” for further detail related to our development activity.

Our primary business objectives are to maximize long-term growth in earnings and Funds from Operations, or FFO, as defined on pages 36 and 37, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

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

Fundamentals for industrial real estate continue to modestly improve in response to general improvement in the economy. According to national statistics, net absorption (the net change in total occupied space) of industrial real estate turned positive in the second quarter of 2010 and national occupancy rates have increased each quarter since then. We expect moderate economic growth to continue throughout 2012, which should result in continued positive demand for warehouse space as companies expand their distribution and production platforms. Rental rates in our markets appeared to have bottomed and in a number of markets have begun to increase, although they do remain below peak levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed in 2012 to be slightly higher than the rates on expiring leases. As positive net absorption of warehouse space continues, we expect the rental rate environment to continue to improve. According to a national research company, average market rental rates nationally are expected to continue to increase moderately in 2012 as vacancy rates drop below 10% of available supply.

Further, we continue to expect limited new development of warehouse space until rental rates, other leasing fundamentals and the availability of financing improve sufficiently to justify new construction on a larger scale.

With limited new supply in the near term, we expect that the operating environment will become increasingly favorable for landlords with meaningful improvement of rental and occupancy rates.

For DCT Industrial, we expect same store net operating income to be slightly higher in 2012 than it was in 2011. The benefit of higher occupancy in 2012 is expected to be somewhat offset by the impact of declining net effective rental rates on leases signed in 2011 and, to a lesser extent, in 2012.

In terms of capital investment, we will continue to pursue acquisitions of well-located distribution facilities at prices where we can apply our leasing experience and market knowledge to generate attractive returns. During the three months ended March 31, 2012, we acquired one building comprising 0.1 million square feet and one parcel of land totaling approximately 32.6 acres for future development for a total purchase price of approximately $8.6 million. Going forward, we will pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

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

Significant Transactions During 2012

Summary of the three months ended March 31, 2012

•	Acquisitions

•

During the three months ended March 31, 2012, we acquired one building comprising 0.1 million square feet and one parcel of land totaling approximately 32.6 acres for future development for a total purchase price of approximately $8.6 million.

•	Development

•

During the three months ended March 31, 2012, we continued construction on two buildings totaling 0.2 million square feet in the Baltimore/Washington D.C. market; we anticipate this project to be shell-complete in the second quarter of 2012. Construction also continued on a 0.3 million square foot building in the Northwest submarket of Houston for which we have entered into a forward purchase commitment to purchase; we anticipate the building to be completed in the third quarter of 2012. We also began construction of one building on the first of two parcels of land we acquired last year in Miami.

•	Dispositions

•

During the three months ended March 31, 2012, we sold two operating properties totaling approximately 0.1 million square feet to third-parties. The properties were sold for combined gross proceeds of approximately $5.1 million, resulting in gains totalling approximately $0.1 million. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties and Note 13—Discontinued Operations and Assets Held for Sale” for further information.

Customer Diversification

As of March 31, 2012, there were no customers that occupied more than 1.7% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of March 31, 2012, who occupy a combined 5.8 million square feet of our consolidated operating and redevelopment properties.

Customer	Percentage of Annualized Base Rent
Deutsche Post World Net (DHL & Exel)	1.7%
United Parcel Service (UPS)	1.3%
The Glidden Company	1.3%
Technicolor	1.2%
YRC, LLC.	1.2%
Crayola, LLC	1.1%
The Dial Corporation	1.0%
CEVA Logistics	1.0%
Ozburn-Hessey Logistics, LLC	1.0%
United Stationers Supply Company	1.0%

Total	11.8%

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases. In the event that a tenant with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and tenant receivables.

Reports have indicated that the parent company, YRC Worldwide, Inc., of one of our top ten tenants has encountered financial difficulties and therefore has the potential to file for bankruptcy. Their subsidiary, YRC, LLC currently leases three truck terminals in infill locations of Los Angeles, at below market rents totaling $13.6 million, net of accumulated amortization as of March 31, 2012. YRC, LLC has paid all rents due and has no balances outstanding through March 31, 2012.

We continuously monitor the financial condition of our tenants. We communicate often with those tenants who have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any other tenants beyond those described above that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annualized base rent.

Results of Operations

Summary of the three months ended March 31, 2012 compared to the same period ended March 31, 2011

DCT Industrial Trust is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As of March 31, 2012, the Company owned interests in or had under development approximately 75.4 million square feet of properties leased to approximately 900 customers, including 17.2 million square feet managed on behalf of five institutional capital management joint venture partners. Also as of March 31, 2012, we consolidated 407 operating properties and one redevelopment property.

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 372 operating properties and was comprised of 53.9 million square feet. A discussion of these changes follows in the table below (in thousands).

	Three Months Ended
	March 31,
	2012	2011	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$59,961	$58,562	$1,399
Non-same store operating properties	5,915	1,126	4,789
Development and redevelopment	118	137	(19)
Revenues related to early lease terminations	105	54	51

Total rental revenues	66,099	59,879	6,220

Rental Expenses and Real Estate Taxes
Same store	16,713	16,877	(164)
Non-same store operating properties	1,535	618	917
Development and redevelopment	100	66	34

Total rental expenses and real estate taxes	18,348	17,561	787

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	43,248	41,685	1,563
Non-same store operating properties	4,380	508	3,872
Development and redevelopment	18	71	(53)
Revenues related to early lease terminations	105	54	51

Total property net operating income	47,751	42,318	5,433

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	1,055	1,019	36
Equity in loss of unconsolidated joint ventures, net	(854)	(1,357)	503
Interest and other income	197	85	112
Casualty gains	155	—	155

Total other revenue and other income (loss)	553	(253)	806

Other Expenses
Real estate related depreciation and amortization	32,139	29,846	2,293
Interest expense	17,028	15,511	1,517
General and administrative	5,785	7,056	(1,271)
Income tax (benefit) expense and other taxes	268	40	228

Total other expenses	55,220	52,453	2,767

Income (loss) from discontinued operations	86	543	(457)
Net loss attributable to noncontrolling interests	826	1,309	(483)

Net loss attributable to common stockholders	$(6,004)	$(8,536)	$2,532

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty gains, impairment, general and administrative expenses, equity in loss of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 12—Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $6.2 million, or 10.4%, for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the following changes:

•

$4.8 million increase in our non-same store rental revenues, primarily driven by the net addition of 19 properties, which resulted from the acquisition of 27 properties and the completion of development and redevelopment of 8 properties, partially offset by the disposition of 16 properties. Average occupancy of the non-same store properties increased to 81.6% as of March 31, 2012, from 45.9% as of March 31, 2011, which resulted in a significant increase in base rent; and

•	$1.4 million increase in total revenue in our same store portfolio due primarily to the following:

•	$2.0 million increase in base rent mainly related to a 200 basis point increase in average occupancy period over period; and

•	$1.1 million increase in operating expense recoveries resulting from higher average occupancy; which was partially offset by

•	$1.9 million decrease in revenues related to straight-line rent adjustments.

The following table illustrates the various components of our total rental revenues for the three months ended March 31, 2012 and 2011 (in thousands).

	For the Three Months Ended
	March 31,
	2012	2011	$ Change
Base rent	$49,648	$44,825	$4,823
Straight-line rent	2,023	3,077	(1,054)
Amortization of above and below market rent intangibles	204	92	112
Tenant recovery income	13,415	11,309	2,106
Other	704	522	182
Revenues related to early lease terminations	105	54	51

Total rental revenues	$66,099	$59,879	$6,220

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $0.8 million, or 4.5%, for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to:

•	$0.9 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation, partially offset by

•

$0.2 million net decrease in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by decreases in repairs, maintenance and non-recoverable expenses, partially offset by increases in insurance and property taxes.

Other Revenue and Other Income (Loss)

Total other revenue and other income increased by approximately $0.8 million for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to:

•	$0.5 million decrease in equity in loss of unconsolidated joint ventures primarily as a result of an increase in occupancy for two of our development joint ventures;

•	$0.1 million increase in interest and other income, primarily as a result of an increase in the exchange rate gain from Mexico operations; and

•	$0.2 million increase in casualty gains resulting from hail damage on properties located in Phoenix and Dallas.

Other Expenses

Other expenses increased by approximately $2.8 million, or 5.3%, for the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of:

•	$2.3 million increase in depreciation expense resulting from real estate acquisitions and capital additions;

•	$1.5 million increase in interest expense primarily due to higher average borrowings and higher average interest rates; and

•	$0.2 million increase in income tax expense and other taxes; which were partially offset by

•

$1.3 million decrease in general and administrative expenses due to lower personnel costs, lower professional fees and higher capitalization of overhead costs from development, capital projects and leasing activities.

Income from Discontinued Operations

We had income from discontinued operations of $0.1 million for the three months ended March 31, 2012 as compared to $0.5 million in the same period in 2011. This change is a result of only having two dispositions whose income was included in discontinued operations during the three months ended March 31, 2012, as compared to 18 dispositions in 2011 whose income was included in discontinued operations for the three months ended March 31, 2011.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by approximately $0.5 million, or 36.9%, due to a decrease of consolidated net loss, period over period. We owned approximately 91% of our operating partnership as of March 31, 2012 and 2011.

Segment Summary for the three months ended March 31, 2012 compared to the same periods ended March 31, 2011

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 12 – Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three months ended March 31, 2012 compared to March 31, 2011, respectively (dollar amounts and square feet in thousands).

	As of and for the three months ended March 31,	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income (3)
EAST:
	2012	129	21,431	87.0%	$930,054	$22,835	$16,903
	2011	125	20,932	89.2%	978,811	21,558	15,348

	Change	4	499	(2.2)%	$(48,757)	$1,277	$1,555

CENTRAL:
	2012	202	26,957	91.2%	$1,031,617	$28,508	$19,801
	2011	191	26,123	86.0%	1,027,693	25,658	17,481

	Change	11	834	5.2%	$3,924	$2,850	$2,320

WEST:
	2012	77	9,840	94.1%	$653,149	$14,756	$11,047
	2011	71	8,986	89.8%	586,988	12,663	9,489

	Change	6	854	4.3%	$66,161	$2,093	$1,558

(1)	Segment assets include all assets held by operating properties included in a segment, less non-segment cash and cash equivalents.
(2)	Segment rental revenues include operating properties and revenues from development properties. Properties which were sold during the period are not included in these results.
(3)

For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 12 – Segment Information.”

East Segment

•	East Segment property NOI increased approximately $1.6 million, for the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of:

•	$1.3 million increase in rental revenues as a result of the acquisition of four operating properties; and

•	$0.3 million decrease in operating expenses, including a $0.4 million decrease in snow removal costs related to moderate seasonal weather, partially offset by other individually insignificant changes.

•

East Segment assets decreased by $48.8 million to $930.1 million as of March 31, 2012 as compared to $978.8 million as of March 31, 2011. This decrease is primarily the result of the disposition of twelve properties since March 31, 2011, partially offset by four acquisitions during the same period.

Central Segment

•	Central Segment property NOI increased approximately $2.3 million, for the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of:

•

$2.9 million increase in rental revenues, resulting from a $1.7 million increase due to the acquisition of ten operating properties and one redevelopment property and a $1.2 million increase as a result of an increase in occupancy; and

•	$0.5 million increase in operating expenses primarily comprised of the following:

•	$0.8 million increase in property taxes, of which $0.3 million was related to property taxes on acquisitions and the remainder related to increasing rates on existing properties, partially offset by

•	$0.4 million decrease in snow removal costs related to moderate seasonal weather, as well as other insignificant changes.

•

Central Segment assets increased by $3.9 million, to $1,031.6 million as of March 31, 2012 as compared to $1,027.7 million as of March 31, 2011. This increase primarily related to the acquisition of eleven properties since March 31, 2011, partially offset by the disposition of six properties during same the period.

West Segment

•	West Segment property NOI increased approximately $1.6 million for the three months ended March 31, 2012 as compared to the same period in 2011 primarily as a result of:

•

$2.1 million increase in rental revenues, resulting from a $1.6 million increase due to the acquisition of six operating properties and a $0.5 million increase as a result of an increase in occupancy; and

•

$0.5 million increase of operating expenses, including a $0.5 million increase in property taxes, $0.2 million of which was related to an increase on property taxes from acquisitions and the remainder related to increasing rates on existing properties, as well as other individually insignificant changes.

•

West Segment assets increased by $66.2 million, to $653.2 million as of March 31, 2012 as compared to $587.0 million as of March 31, 2011. This increase results primarily from the acquisition of six properties during the period.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of March 31, 2012 and 2011 (in thousands).

	March 31, 2012	March 31, 2011
Segments:
East assets	$930,054	$978,811
Central assets	1,031,617	1,027,693
West assets	653,149	586,988

Total segment net assets	2,614,820	2,593,492
Non-segment assets:
Non-segment cash and cash equivalents	9,240	7,191
Other non-segment assets (1)	155,081	148,983

Total assets	$2,779,141	$2,749,666

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

Cash Flows

“Cash and cash equivalents” were $11.0 million and $12.8 million as of March 31, 2012 and December 31, 2011, respectively. Net cash provided by operating activities decreased by $3.5 million to $18.8 million during the three months ended March 31, 2012 compared to $22.4 million during the same period in 2011. This change was primarily due to an increase in cash paid for accrued expenses and other liabilities and an increase in restricted cash, included in other assets, during the periods.

Net cash used in investing activities decreased $42.5 million to $23.3 million during the three months ended March 31, 2012 compared to $65.8 million during the same period in 2011. This change was primarily due to a reduction in real estate acquisitions, resulting in decrease of cash outflows of $39.8 million and a $4.7 million increase in cash inflows from dispositions, partially offset by a $2.1 million increase in capital expenditures, as well as changes in various other investing activities.

Net cash provided by financing activities decreased by $32.8 million to $2.6 million during the three months ended March 31, 2012 as compared to $35.5 million during the same period in 2011. This change was primarily due to a reduction from the net proceeds of $111.9 million from the equity offering completed in February of 2011 and an increase in our dividends paid of $1.6 million to common stockholders and noncontrolling interests partially offset by a decrease of $81.2 million in net debt repayments year over year, as well as changes in various other financing activities.

Common Stock

As of March 31, 2012, approximately 247.1 million shares of common stock were issued and outstanding.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. We did not issue any shares through this offering during the three months ended March 31, 2012 or 2011. As of March 31, 2012, 7.4 million shares remain available to be issued under the program.

Distributions

During the three months ended March 31, 2012 and 2011, our board of directors declared distributions to stockholders totaling approximately $19.2 million and $19.1 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2012 and 2011.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During April 2012, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on July 18, 2012 to stockholders and OP unitholders of record as of July 6, 2012.

Outstanding Indebtedness

As of March 31, 2012 our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $61.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2011, our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $61.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of March 31, 2012, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of March 31, 2012 and December 31, 2011.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from operations are sufficient to satisfy these monthly and quarterly debt service requirements, excluding principal maturities, and we anticipate that cash flows from operations will continue to be sufficient to satisfy our monthly and quarterly debt service, excluding principal maturities. During the three months ended March 31, 2012 and 2011, our debt service, including principal payments and refinancing activities and interest payments, totaled $19.1 million and $56.9 million, respectively.

Line of Credit

As of March 31, 2012, we had $25.0 million outstanding on our senior unsecured revolving credit facility. We have issued four letters of credit secured by the unsecured revolving credit facility totaling $26.9 million. We had $248.1 million available for borrowing under our senior unsecured revolving credit facility as of March 31, 2012. As of December 31, 2011 we did not have any amounts outstanding on our senior unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance with as of March 31, 2012.

Interest Rate Swap

As of March 31, 2012, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of March 31, 2012 (in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2012	$—	$55,364	$—	$55,364
2013	175,000	44,295	—	219,295
2014	50,000	9,975	—	59,975
2015	215,000	48,343	25,000	288,343
2016	99,000	5,724	—	104,724
Thereafter	396,000	149,196	—	545,196

Total	$935,000	$312,897	$25,000	$1,272,897

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our financial metrics are generally consistent with investment grade peers in the real estate industry. We continually evaluate our secured and unsecured leverage and among other relevant metrics, our fixed charge coverage. Our charter and our bylaws do not limit the indebtedness that we may incur. We are, however, subject to certain covenants which may limit our outstanding indebtedness.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2012, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands).

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,606,301	$126,528	$440,465	$397,395	$641,913
Operating lease commitments	2,791	659	1,245	887	—
Ground lease commitments(3)	13,615	474	478	544	12,119
Forward purchase commitments	12,431	12,431	—	—	—

Total	$1,635,138	$140,092	$442,188	$398,826	$654,032

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $14.8 million, none of which is legally committed.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at March 31, 2012.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of March 31, 2012, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $24.6 million; $13.9 million is scheduled to mature by the end of 2012 and $10.7 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of March 31, 2012, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $61.2 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2012	$13,899
2013	17,140
2014	4,513
2015	2,300
2016	1,184
Thereafter	22,128

Total	$61,164

Funds From Operations

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

	Three Months Ended March 31,
	2012	2011
Net loss attributable to common stockholders	$(6,004)	$(8,536)
Adjustments:
Real estate related depreciation and amortization	32,166	31,143
Equity in loss of unconsolidated joint ventures, net	854	1,357
Equity in FFO of unconsolidated joint ventures	2,834	316
Impairment losses on depreciable real estate	—	42
Gain on dispositions of real estate interests	(88)	—
Noncontrolling interest in the operating partnership’s share of the above adjustments	(3,744)	(3,623)
FFO attributable to unitholders	2,709	2,261

FFO attributable to common stockholders and unitholders – basic and diluted	$28,727	$22,960

FFO per common share and unit — basic and diluted	$0.11	$0.09
FFO weighted average common shares and units outstanding:
Common shares for earnings per share—basic:	246,367	233,288
Participating securities	1,580	1,627
Units	25,731	25,513

FFO weighted average common shares, participating securities and units outstanding – basic:	273,678	260,428
Dilutive common stock equivalents	584	539

FFO weighted average common shares, participating securities and units outstanding – diluted:	274,262	260,967

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the three and March 31, 2012 and 2011, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2012, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

As of March 31, 2012 and December 31, 2011, our derivatives had a fair value that resulted in a liability of $25.2 million and $26.7 million, respectively, and was included in “Other liabilities” in our Consolidated Balance Sheets.

The net liabilities associated with these derivatives would increase approximately $1.0 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of March 31, 2012.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2012, we had approximately $200.0 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the three months ended March 31, 2012 would have increased by approximately $0.1 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $2.7 million during the three months ended March 31, 2012.

As of March 31, 2012, the estimated fair value of our debt was approximately $1.4 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2012, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 29, 2012, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

+10.1	Employment Agreement, dated as of January 30, 2012, by and between DCT Industrial Trust Inc. and Neil P. Doyle
+10.2	First Amendment to Employment Agreement, dated as of March 8, 2012, by and between DCT Industrial Trust Inc. and Neil P. Doyle

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 3, 2012	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: May 3, 2012	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 3, 2012	/s/ Mark Skomal
Mark Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+10.1	Employment Agreement, dated as of January 30, 2012, by and between DCT Industrial Trust Inc. and Neil P. Doyle
+10.2	First Amendment to Employment Agreement, dated as of March 8, 2012, by and between DCT Industrial Trust Inc. and Neil P. Doyle

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.