Form 10-Q
period 2012-06-30
DCT Industrial Trust Inc.
filed 2012-08-03
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, 249,924,606 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Land	$661,270	$647,552
Buildings and improvements	2,365,590	2,393,346
Intangible lease assets	78,434	84,779
Construction in progress	40,258	35,386

Total investment in properties	3,145,552	3,161,063
Less accumulated depreciation and amortization	(595,015)	(589,314)

Net investment in properties	2,550,537	2,571,749
Investments in and advances to unconsolidated joint ventures	136,795	139,278

Net investment in real estate	2,687,332	2,711,027
Cash and cash equivalents	3,407	12,834
Notes receivable	359	1,053
Deferred loan costs, net	7,592	8,567
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,317 and $1,256, respectively	44,102	42,349
Other assets, net	16,495	17,468
Assets held for sale	35,031	—

Total assets	$2,794,318	$2,793,298

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$35,726	$45,785
Distributions payable	19,130	19,057
Tenant prepaids and security deposits	20,945	22,864
Other liabilities	34,410	29,797
Intangible lease liability, net	17,978	18,897
Line of credit	105,000	—
Senior unsecured notes	935,000	935,000
Mortgage notes	287,867	317,783
Liabilities related to assets held for sale	1,073	—

Total liabilities	1,457,129	1,389,183

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized 249,280,068 and 245,943,100 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2,493	2,459
Additional paid-in capital	2,044,062	2,018,075
Distributions in excess of earnings	(839,860)	(783,229)
Accumulated other comprehensive loss	(32,539)	(29,336)

Total stockholders’ equity	1,174,156	1,207,969
Noncontrolling interests	163,033	196,146

Total equity	1,337,189	1,404,115

Total liabilities and equity	$2,794,318	$2,793,298

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Rental revenues	$63,784	$58,772	$127,768	$116,812
Institutional capital management and other fees	1,151	1,129	2,206	2,148

Total revenues	64,935	59,901	129,974	118,960

OPERATING EXPENSES:
Rental expenses	7,811	8,246	15,628	16,345
Real estate taxes	9,337	8,450	19,304	17,318
Real estate related depreciation and amortization	30,747	29,615	61,596	58,103
General and administrative	6,513	7,063	12,299	14,119
Casualty gains	(57)	—	(212)	—

Total operating expenses	54,351	53,374	108,615	105,885

Operating income	10,584	6,527	21,359	13,075
OTHER INCOME AND EXPENSE:
Equity in earnings (loss) of unconsolidated joint ventures, net	430	(1,126)	(424)	(2,483)
Impairment losses on investments in unconsolidated joint ventures	—	(1,934)	—	(1,934)
Interest expense	(17,540)	(13,955)	(34,470)	(29,367)
Interest and other income (expense)	(37)	13	160	99
Income tax expense and other taxes	(287)	(121)	(555)	(161)

Loss from continuing operations	(6,850)	(10,596)	(13,930)	(20,771)
Income (loss) from discontinued operations	(10,691)	1,061	(10,442)	1,391

Consolidated net loss of DCT Industrial Trust Inc.	(17,541)	(9,535)	(24,372)	(19,380)
Net loss attributable to noncontrolling interests	1,756	1,060	2,583	2,369

Net loss attributable to common stockholders	(15,785)	(8,475)	(21,789)	(17,011)

Distributed and undistributed earnings allocated to participating securities	(137)	(127)	(266)	(244)

Adjusted net loss attributable to common stockholders	$(15,922)	$(8,602)	$(22,055)	$(17,255)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.02)	$(0.04)	$(0.05)	$(0.08)
Income (loss) from discontinued operations	(0.04)	0.00	(0.04)	0.01

Net loss attributable to common stockholders	$(0.06)	$(0.04)	$(0.09)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	248,107	245,413	247,227	239,261

Distributions declared per common share	$0.07	$0.07	$0.07	$0.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net loss of DCT Industrial Trust Inc.	$(17,541)	$(9,535)	$(24,372)	$(19,380)
Other Comprehensive income:
Net unrealized loss on cash flow hedging derivatives	(5,778)	(3,698)	(4,212)	(3,128)
Realized loss related to hedging activities	655	—	655	129
Amortization of cash flow hedging derivatives	251	246	502	468

Other Comprehensive loss	(4,872)	(3,452)	(3,055)	(2,531)

Comprehensive loss	(22,413)	(12,987)	(27,427)	(21,911)
Comprehensive loss attributable to noncontrolling interests	1,902	1,361	2,435	2,437

Comprehensive loss attributable to common stockholders	$(20,511)	$(11,626)	$(24,992)	$(19,474)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests
		Shares	Amount
Balance at December 31, 2011	$1,404,115	245,943	$2,459	$2,018,075	$(783,229)	$(29,336)	$196,146
Net loss	(24,372)	—	—	—	(21,789)	—	(2,583)
Other Comprehensive loss	(3,055)				—	(3,203)	148
Issuance of common stock, net of offering costs	(51)	—	—	(51)	—	—	—
Issuance of common stock, stock-based compensation plans	(62)	157	2	(64)	—	—	—
Amortization of stock-based compensation	2,013	—	—	830	—	—	1,183
Distributions to common stockholders and noncontrolling interests	(38,538)	—	—	—	(34,842)	—	(3,696)
Issuance of noncontrolling interests	(61)						(61)
Partner contributions from noncontrolling interests	30	—	—	—	—	—	30
Redemptions of noncontrolling interests	(2,830)	3,180	32	25,272	—	—	(28,134)

Balance at June 30, 2012	$1,337,189	249,280	$2,493	$2,044,062	$(839,860)	$(32,539)	$163,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net loss of DCT Industrial Trust Inc.	$(24,372)	$(19,380)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	63,742	63,441
Gain on dispositions of real estate interests	(120)	—
Distributions of earnings from unconsolidated joint ventures	1,798	1,528
Equity in loss of unconsolidated joint ventures, net	424	2,483
Stock-based compensation	2,015	2,664
Casualty gains	(212)	(1,244)
Impairment losses	11,422	1,934
Straight-line rent	(3,143)	(5,253)
Other	(85)	90
Changes in operating assets and liabilities:
Other receivables and other assets	4,256	1,716
Accounts payable, accrued expenses and other liabilities	(7,259)	(260)

Net cash provided by operating activities	48,466	47,719

INVESTING ACTIVITIES:
Real estate acquisitions	(74,509)	(64,148)
Capital expenditures and development activities	(37,565)	(30,916)
Proceeds from dispositions of real estate investments	26,115	—
Investments in unconsolidated joint ventures	(2,402)	(4,946)
Distributions of investments in unconsolidated joint ventures	2,344	—
Repayment of notes receivable	694	84
Casualty and insurance proceeds	681	3,760
Other investing activities	(315)	(573)

Net cash used in investing activities	(84,957)	(96,739)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	165,000	150,000
Repayments of senior unsecured revolving line of credit	(60,000)	(105,000)
Repayments of senior unsecured notes	—	(25,000)
Principal payments on mortgage notes	(36,613)	(51,762)
Increase in deferred loan costs	(114)	(3,454)
Issuance of common stock	—	111,931
Offering costs for issuance of common stock and OP Units	(112)	(343)
Redemption of noncontrolling interests	(2,830)	(87)
Dividends to common stockholders	(34,585)	(32,832)
Distributions to noncontrolling interests	(3,712)	(3,739)
Contributions from noncontrolling interests	30	56

Net cash provided by financing activities	27,064	39,770

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,427)	(9,250)
CASH AND CASH EQUIVALENTS, beginning of period	12,834	17,330

CASH AND CASH EQUIVALENTS, end of period	$3,407	$8,080

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$33,578	$29,960
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets, net	$28,417	$6,292
Redemptions of OP Units settled in shares of common stock	$25,304	$4,598
Assumption of mortgage notes in connection with real estate acquired	$6,990	$3,875
Contributions of real estate from noncontrolling interests	$—	$4,401

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of June 30, 2012, we owned approximately 92% of the outstanding equity interests in our operating partnership.

As of June 30, 2012, the Company owned interests in approximately 76.0 million square feet of properties leased to approximately 900 customers, including:

•	57.9 million square feet comprising 388 consolidated properties owned in our operating portfolio which were 90.2% occupied;

•	17.0 million square feet comprising 52 unconsolidated properties which were 87.6% occupied and operated on behalf of five institutional capital management partners;

•	0.1 million square feet comprising one consolidated property under redevelopment; and

•	1.0 million square feet comprising 13 properties held for sale.

The Company also has five buildings under construction totaling approximately 1.2 million square feet and several projects in predevelopment. See Note 3 – Investment in Properties for further detail related to our development activity.

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

Principles of Consolidation

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control, and variable interest entities (“VIE’s”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated net loss.

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

Capitalization of Costs

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investment in real estate, referred to as capital projects and other activities included within this paragraph. Costs associated with our capital projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects based on an estimate of the time spent on the construction and development activities. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. We determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. In addition, we capitalize initial direct costs incurred for successful origination of new leases. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period. We also capitalize interest on our qualifying investments in unconsolidated joint ventures based on the average capital invested in a venture during the period when the venture has activities in progress necessary to commence its planned principle operations, at our weighted average borrowing rate during the period. A “qualifying investment” is an investment in an unconsolidated joint venture provided that our investee’s activities include the use of funds to acquire qualifying assets, such as development or predevelopment activities, and planned principle operations have not commenced.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals, and the contracted sales price for assets held for sale. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on management’s own assumptions, as there is little, if any, related observable market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

As of June 30, 2012, our hedge was designated as a cash flow hedge. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statement of Changes in Equity (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.1 million and $3.1 million, for the three and six months ended June 30, 2012, respectively, and $2.0 million and $5.0 million, for the same periods in 2011, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $12.4 million and $25.4 million, for the three and six months ended June 30, 2012, respectively and $11.3 million and $22.3 million for the same periods in 2011, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of June 30, 2012 and December 31, 2011, our allowance for doubtful accounts was approximately $1.3 million.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively, and $0.1 million and $0.2 million for the same periods in 2011, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was an increase of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively and $0.1 million and $0.2 million for the same periods in 2011, respectively.

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

New Accounting Standards

During the second quarter of 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which generally aligns the principles for fair value measurements and the related disclosure requirements under US GAAP and International Financial Reporting Standards (“IFRS”). This standard requires new disclosures, with a particular focus on Level 3 measurements, including; quantitative information about the significant unobservable inputs used for all Level 3 measurements; qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs and a description of the company’s valuation processes. This standard also requires disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy; information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard was effective for interim and annual periods beginning after December 15, 2011. In conjunction with the adoption of this standard, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. We adopted this standard effective January 1, 2012.

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

	June 30, 2012	December 31, 2011
Operating properties	$3,064,664	$3,100,172
Properties under redevelopment	6,938	4,284
Properties under development	28,825	9,525
Properties in pre-development including land held	45,125	47,082

Total Investment in Properties	3,145,552	3,161,063
Less accumulated depreciation and amortization	(595,015)	(589,314)

Net Investment in Properties	$2,550,537	$2,571,749

Acquisition Activity

During the six months ended June 30, 2012, we acquired nine buildings comprising 1.5 million square feet. These properties located in the Phoenix, Atlanta, Chicago, Houston, Miami, Dallas and New Jersey markets were acquired from unrelated third-parties for a total purchase price of approximately $75.9 million using borrowings under our senior unsecured revolving credit facility, assumption of mortgage notes, and existing cash balances. We have incurred acquisition costs of approximately $0.8 million during the six months ended June 30, 2012, included in “General and administrative” in our Consolidated Statement of Operations.

During the six months ended June 30, 2011, we acquired seven buildings comprising 1.1 million square feet and controlling interests in three buildings totaling 0.4 million square feet. These properties are located in the Southern California, New Jersey, Miami, Orlando, Chicago and Phoenix markets. These properties and controlling interests were acquired from unrelated third-parties, except as disclosed in Note 10 – Related Party Transactions for a total purchase price of approximately $63.7 million using borrowings under our senior unsecured revolving credit facility and existing cash balances. We have consolidated the three properties in which we acquired controlling interests and, as a result, we recorded $73.5 million on our balance sheet, in the aggregate, for these three properties and the seven other properties that we acquired during the six months ended June 30, 2011. This amount included $9.8 million attributable to the noncontrolling interests’ share of the three properties that we did not acquire. We incurred acquisition costs of approximately $1.2 million during the six months ended June 30, 2011, included in “General and administrative” in our Consolidated Statement of Operations.

Development Activity

2012 Development Activity

As of June 30, 2012, four projects were under construction in our Chicago, Baltimore/Washington D.C. and Houston markets. In Baltimore/Washington D.C. we are constructing two buildings which total approximately 0.2 million square feet and are expected to be shell-complete in the third quarter of 2012. We have entered into a forward purchase commitment for the construction of an approximately 0.3 million square foot building located in the Houston market where construction is expected to be completed in the third quarter of 2012. See Note 7 – Commitments and Contingencies, for further information related to this forward purchase commitment. We are also continuing construction of an approximately 0.2 million square foot building on the first of two parcels of land we acquired last year in Miami, which is expected to be completed in the third quarter of 2012. During the second quarter 2012, we also began construction of a 0.6 million square foot building on the 32.6 acre land parcel we purchased earlier this year in Chicago, which is expected to be completed in the fourth quarter of 2012. The total costs incurred on these projects as of June 30, 2012 was $28.8 million.

Disposition Activity

During the six months ended June 30, 2012, we sold 16 operating properties totaling approximately 0.7 million square feet to third-parties, in the Atlanta and Charlotte markets, for combined gross proceeds of $27.7 million. We recognized gains of approximately $0.1 million on the disposition of three operating properties. We recognized an impairment loss of approximately $11.4 million on a portfolio of 13 properties in Atlanta. All gains and impairments associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements. We did not have any dispositions during the six months ended June 30, 2011.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $2.7 million and $5.6 million for the three and six months ended June 30, 2012 and $2.8 million and $5.7 million for the same periods in 2011, respectively. Our intangible lease assets included the following as of June 30, 2012 and December 31, 2011 (in thousands).

	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$71,640	$(35,614)	$36,026	$77,692	$(38,549)	$39,143
Above market rent	$6,794	$(5,598)	$1,196	$7,087	$(5,191)	$1,896
Below market rent	$(25,528)	$7,550	$(17,978)	$(26,905)	$8,008	$(18,897)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands).

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase to Rental Revenues Related to Above and Below Market Rents
Remainder of 2012	$4,233	$(410)
2013	6,708	(1,236)
2014	5,309	(1,073)
2015	4,141	(909)
2016	2,982	(704)
Thereafter	12,653	(12,450)

Total	$36,026	$(16,782)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of June 30, 2012 and December 31, 2011 (dollars in thousands).

Unconsolidated Joint Ventures	DCT Ownership as of June 30, 2012	Number of Buildings	Unconsolidated Net Equity Investment as of
			June 30, 2012	December 31, 2011
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	14	$45,309	$45,510
TRT-DCT Venture I(1)	3.6%	14	667	548
TRT-DCT Venture II(2)	11.4%	5	2,103	2,172
TRT-DCT Venture III(2)(3)	10.0%	4	1,256	1,491
DCT Fund I LLC(4)	20.0%	6	(813)	(313)

Total Institutional Joint Ventures		43	48,522	49,408
Other:
Stirling Capital Investments (SCLA)(5)	50.0%	6	56,995	58,629
IDI/DCT, LLC(2)	50.0%	3	28,240	28,240
IDI/DCT Buford, LLC (land only)	75.0%	—	3,038	3,001

Total Other		9	88,273	89,870

Total		52	$136,795	$139,278

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

(3)

During the second quarter of 2012, TRT-DCT Venture III disposed of one property in the Louisville market for gross proceeds, net of joint venture partners’ interest, of $0.8 million. We recognized our portion of the gain, of approximately $0.2 million in “Equity in earnings (loss) in unconsolidated joint ventures” in our Consolidated Statement of Operations during the three and six months ended June 30, 2012.

(4)	In accordance with the DCT Fund I’s (“the Fund”) LLC agreement, the Fund terminated in February 2012 resulting in the Fund beginning the process of an orderly windup as outlined by the LLC agreement.
(5)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of June 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of June 30, 2012 and December 31, 2011 (in thousands).

	Balances as of June 30, 2012		Balances as of December 31, 2011
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Notes receivable(1)	$359	$360	$1,053	$1,058
Borrowings(1):
Senior unsecured revolving credit facility	$105,000	$105,000	$—	$—
Fixed rate debt(2)	$1,047,867	$1,159,786	$1,077,783	$1,218,321
Variable rate debt	$175,000	$175,000	$175,000	$174,979
Interest rate contracts:
Interest rate swap(3)	$(30,587)	$(30,587)	$(26,746)	$(26,746)

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

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period (in thousands).

	During the Six Months Ended June 30,
	2012	2011
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(26,746)	$(10,109)
Net unrealized loss included in accumulated other comprehensive loss	(4,212)	(3,128)
Realized loss recognized in interest expense	371	—

Ending balance at June 30	$(30,587)	$(13,237)

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

As of June 30, 2012, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR-based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA.

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of approximately $30.6 million and $26.7 million as of June 30, 2012 and December 31, 2011, respectively. These amounts are included in “Other Liabilities” in our Consolidated Balance Sheets. The fair value of these derivatives was determined using Level 2 and 3 inputs. We utilize a third party derivative valuation expert to determine the fair value, including the Level 3 component of the swap liability, during each reporting period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest expense” in our Consolidated Statements of Operations. During the three months ended June 30, 2012 we recognized $0.7 million of ineffectiveness due to the change in estimated timing of debt issuance and $0.4 million of accrued interest payable on the mature hedge. During the three and six months ended June 30, 2011, we recognized no ineffectiveness. In July 2012, we settled our interest rate swap for $33.6 million contemporaneously with locking rates for $90.0 million of debt which is planned to be funded in September 2012 subject to the terms of closing.

During the three and six months ended June 30, 2012, we recorded approximately $5.8 million and $4.2 million of net unrealized losses, respectively, including the noncontrolling interests’ portions of $0.5 million and $0.3 million, respectively, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the periods. During the three and six months ended June 30, 2011, we recorded approximately $3.7 million and $3.1 million of net unrealized losses, respectively, including the noncontrolling interests’ portions of $0.4 million and $0.3 million, respectively, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the periods.

As of June 30, 2012 and December 31, 2011, the “Accumulated other comprehensive loss” balances pertaining to the hedges were losses of approximately $30.3 million and $26.7 million, respectively, including the noncontrolling interests’ portion. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $4.0 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 6 – Outstanding Indebtedness

As of June 30, 2012 our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $61.0 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2011, our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $61.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of June 30, 2012, the gross book value of our consolidated properties was approximately $3.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of June 30, 2012 and December 31, 2011.

Debt Retirements and Assumptions

In June 2012, we retired mortgage notes totaling approximately $31.8 million previously scheduled to mature in September 2012, using proceeds from the Company’s senior unsecured revolving credit facility.

In June 2012 we assumed two mortgage notes with outstanding balances of approximately $4.5 million and $2.5 million in connection with two property acquisitions. The assumed notes bear interest at 6.08% and 6.25%, respectively, and require monthly payments of principal and interest. The notes mature in August 2016 and July 2020, respectively.

Line of Credit

As of June 30, 2012, we had $105.0 million outstanding on our senior unsecured revolving credit facility. In addition we issued a letter of credit secured by the unsecured revolving credit facility totaling $3.3 million as of June 30, 2012.

Note 7 – Commitments and Contingencies

Forward Purchase Commitment

In August 2011, we entered into a forward purchase commitment with an unrelated third-party developer to acquire a newly constructed industrial facility totaling approximately 0.3 million square feet in the Houston market for approximately $12.4 million. The forward purchase commitment allows us to acquire the property upon completion of construction, subject to certain conditions. The closing under the forward purchase commitment is expected to be in August 2012. We have made two deposits on the project, cash of $1.0 million and an unconditional standby letter of credit of $3.3 million.

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

The following table illustrates the noncontrolling interests’ share of consolidated net loss during the three and six months ended June 30, 2012 and 2011 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Noncontrolling interests’ share of loss from continuing operations	$770	$1,190	$1,603	$2,502
Noncontrolling interests’ share of (income) loss from discontinued operations	986	(130)	980	(133)

Net loss attributable to noncontrolling interests	$1,756	$1,060	$2,583	$2,369

OP Units

As of June 30, 2012 and December 31, 2011, we owned approximately 92% and 90%, respectively, of the outstanding equity interests in the operating partnership. Upon redemption by the unitholder, we have the option of redeeming the units of OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the three months ended June 30, 2012, 2.5 million OP Units were redeemed for approximately $1.9 million in cash and 2.1 million shares of common stock. During the six months ended June 30, 2012, 3.7 million OP Units were redeemed for approximately $2.8 million in cash and 3.2 million shares of common stock. During the three months ended June 30, 2011, 0.3 million OP Units were redeemed for approximately $53,000 in cash and 0.3 million shares of common stock. During the six months ended June 30, 2011, 0.6 million OP Units were redeemed for approximately $53,000 in cash and 0.6 million shares of common stock.

As of June 30, 2012, there was a total of 21.6 million OP Units outstanding and redeemable, with a redemption value of approximately $135.8 million based on the closing price of our common stock on June 30, 2012. As of December 31, 2011, 25.1 million OP Units were outstanding and redeemable with a redemption value of approximately $128.5 million based on the closing price of our common stock on December 31, 2011.

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

During the three months ended June 30, 2012, approximately 42,000 LTIP Units were granted to a senior executive, which vest over a five year period with a total fair value of approximately $0.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 72% and a risk-free interest rate of 1.04%. Additionally, during the six months ended June 30, 2012, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $3.7 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 72% and a risk-free interest rate of 0.82%. During the six months ended June 30, 2012, 0.1 million vested LTIP Units were converted into 0.1 million OP Units. As of June 30, 2012, approximately 2.5 million LTIP Units were outstanding of which 1.0 million were vested.

During the three months ended June 30, 2011, approximately 62,000 LTIP units were granted to a senior executive, which vest over a five year period with a total fair value of approximately $0.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 68% and a risk-free interest rate of 1.84%. Additionally, during the six months ended June 30, 2011, approximately 0.4 million additional LTIP units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $2.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 67% and a risk-free interest rate of 2.18%. As of December 31, 2011, approximately 1.9 million LTIP Units were outstanding of which 0.9 million were vested.

Note 9 – Stockholders’ Equity

Common Stock

As of June 30, 2012, approximately 249.3 million shares of common stock were issued and outstanding.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock for general corporate purposes from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions.

During the three and six months ended June 30, 2012, we issued approximately 2.1 million and 3.2 million shares of common stock, respectively, related to the redemption of OP Units (see additional information in Note 8—Noncontrolling Interests above), and approximately 38,000 and 0.2 million shares of common stock, respectively, related to vested shares of restricted stock, phantom shares and stock option exercises. During the three and six months ended June 30, 2011, we issued approximately 0.3 million and 0.6 million shares of common stock, respectively, related to the redemption of OP Units (see additional information in Note 8—Noncontrolling Interests above), and approximately 22,000 and 0.1 million shares of common stock, respectively, related to vested shares of restricted stock, phantom shares and stock option exercises.

The net proceeds from the sales of our securities are transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings.

Equity-Based Compensation

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three and six months ended June 30, 2012, we granted approximately 2,000 shares and 0.3 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $5.85 and $5.62 per share. During the three and six months ended June 30, 2011, we granted approximately 5,000 shares and 0.2 million shares, respectively, of restricted stock to certain officers and employees at the weighted-average fair market value of $5.13 and $5.54 per share, respectively.

Stock Options

During the three and six months ended June 30, 2012, we did not grant any stock options. During the six months ended June 30, 2011, we granted approximately 0.4 million stock options at the weighted-average exercise price of $5.55, which generally vest ratably over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $0.7 million and is amortized over the service period.

Phantom Stock

During the three months ended June 30, 2012 and 2011, we granted approximately 71,000 and 48,000 shares of phantom stock, which vest after one year. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $0.4 million and $0.3 million and is amortized over the one year service period.

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

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. Entities controlled by one of our executives have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% ownership is held by a third- party. Each venture partner will earn returns in accordance with their ownership interests. DCT has controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP and accounted for the transactions as business combinations. The total acquisition price of $46.3 million was determined to be at fair value.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Earnings per Common share – Basic and Diluted
Numerator
Loss from continuing operations	$(6,850)	$(10,596)	$(13,930)	$(20,771)
Loss from continuing operations attributable to noncontrolling interests	770	1,190	1,603	2,502

Loss from continuing operations attributable to common stockholders	(6,080)	(9,406)	(12,327)	(18,269)
Less: Distributed and undistributed earnings allocated to participating securities	(137)	(127)	(266)	(244)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(6,217)	(9,533)	(12,593)	(18,513)

Income (loss) from discontinued operations	(10,691)	1,061	(10,442)	1,391
Noncontrolling interests’ share of income (loss) from discontinued operations	986	(130)	980	(133)

Numerator for income (loss) from discontinued operations attributable to common stockholders	(9,705)	931	(9,462)	1,258

Adjusted net loss attributable to common stockholders	$(15,922)	$(8,602)	$(22,055)	$(17,255)

Denominator
Weighted average common shares outstanding – basic and dilutive	248,107	245,413	247,227	239,261

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.02)	$(0.04)	$(0.05)	$(0.08)
Income (loss) from discontinued operations	(0.04)	0.00	(0.04)	0.01

Net loss attributable to common stockholders	$(0.06)	$(0.04)	$(0.09)	$(0.07)

Potentially Dilutive Shares

For the three and six months ended June 30, 2012, we excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.7 million and 5.6 million stock options and phantom stock, respectively, because their effect would be anti-dilutive. The same periods ended June 30, 2011 we excluded from earnings per share the weighted average common share equivalent related to approximately 6.0 million and 5.9 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

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

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of June 30, 2012 and December 31, 2011 (in thousands).

	June 30,	December 31,
	2012	2011
Segments:
East assets	$910,971	$936,304
Central assets	1,031,241	1,021,956
West assets	660,961	669,591

Total segment net assets	2,603,173	2,627,851
Non-segment assets:
Non-segment cash and cash equivalents	2,447	11,625
Other non-segment assets(1)	153,667	153,822
Assets held for sale	35,031	—

Total assets	$2,794,318	$2,793,298

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues for the three and six months ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
East	$21,501	$21,471	$43,637	$42,433
Central	26,803	23,971	53,409	48,092
West	15,480	13,330	30,722	26,287

Rental revenues	63,784	58,772	127,768	116,812
Institutional capital management and other fees	1,151	1,129	2,206	2,148

Total revenues	$64,935	$59,901	$129,974	$118,960

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three and six months ended June 30, 2012 and 2011 (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
East	$16,100	$15,578	$32,490	$30,549
Central	18,770	16,623	37,228	33,015
West	11,766	9,875	23,118	19,585

Property NOI (1)	46,636	42,076	92,836	83,149
Institutional capital management and other fees	1,151	1,129	2,206	2,148
Real estate related depreciation and amortization	(30,747)	(29,615)	(61,596)	(58,103)
Casualty gains	57	—	212	—
General and administrative	(6,513)	(7,063)	(12,299)	(14,119)
Impairment losses on investment in unconsolidated joint ventures	—	(1,934)	—	(1,934)
Equity in earnings (loss) of unconsolidated joint ventures, net	430	(1,126)	(424)	(2,483)
Interest expense	(17,540)	(13,955)	(34,470)	(29,367)
Interest and other income	(37)	13	160	99
Income tax expense and other taxes	(287)	(121)	(555)	(161)

Loss from continuing operations	$(6,850)	$(10,596)	$(13,930)	$(20,771)

(1)

Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty gains, impairment, general and administrative expenses, equity in (earnings) loss of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Included in the Central operating segment rental revenues for the three and six months ended June 30, 2012 was approximately $1.7 million and $3.5 million, respectively, attributable to the Mexico operations. Included in the Central operating segment rental revenues for the three and six months ended June 30, 2011 was approximately $1.7 million and $3.4 million, respectively, attributable to the Mexico operations. Included in the Central operating segment net assets as of June 30, 2012 and December 31, 2011 was approximately $75.6 million and $76.7 million, respectively, attributable to the Mexico operations.

Note 13 – Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended June 30, 2012, we sold 14 operating properties, comprising 0.6 million square feet, in the East segment to unrelated third-parties. We also classified 13 properties in our Central segment as held for sale as of June 30, 2012.

Additionally, during the six months ended June 30, 2012, we sold two operating properties comprising 0.1 million square feet, in the East segment to unrelated third-parties. The sale of these properties resulted in gains of approximately $0.1 million and impairment losses of approximately $11.4 million. During the year ended December 31, 2011, we sold 16 operating properties to unrelated third-parties. Six of these properties were in the Central operating segment and ten were in the East operating segment, together totaling approximately 2.7 million square feet. These sales resulted in gains of approximately $12.0 million and impairment losses totaling $7.8 million.

For the three and six months ended June 30, 2011, loss from discontinued operations includes the results of operations for properties prior to the date of sale. We included all results of these operations in “Income (loss) from discontinued operations.” For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the components of income (loss) from discontinued operations for the three and six months ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Rental revenues	$2,079	$4,493	$4,277	$8,783
Rental expenses and real estate taxes	(567)	(1,254)	(1,177)	(2,418)
Real estate related depreciation and amortization	(830)	(2,683)	(2,146)	(5,338)

Operating income (loss)	682	556	954	1,027
Casualty gains	11	1,244	—	1,244
Interest expense	(31)	(813)	(130)	(911)
Interest and other income	37	32	36	31

Gain (loss) before gain on dispositions of real estate interests and impairment losses	699	1,019	860	1,391
Gain on dispositions of real estate interests	32	—	120	—
Impairment losses	(11,422)	42	(11,422)	—

Income (loss) from discontinued operations	$(10,691)	$1,061	$(10,442)	$1,391

Note 14 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted other than those disclosed in Note 5 – Financial Instruments and Hedging Activites.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•

national, international, regional and local economic conditions, including, in particular, the impact of the economic downturn and the strength of the economic recovery and the potential impact of the financial crisis in Europe;

•	the general level of interest rates and the availability of capital;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions, dispositions and development;

•	natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;

•	energy costs;

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

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of June 30, 2012, we owned approximately 92% of the outstanding equity interests in our operating partnership.

As of June 30, 2012, the Company owned interests in approximately 76.0 million square feet of properties leased to approximately 900 customers, including:

•	57.9 million square feet comprising 388 consolidated properties owned in our operating portfolio which were 90.2% occupied;

•	17.0 million square feet comprising 52 unconsolidated properties which were 87.6% occupied and operated on behalf of five institutional capital management partners;

•	0.1 million square feet comprising one consolidated property under redevelopment; and

•	1.0 million square feet comprising 13 properties held for sale.

The Company also has five buildings under construction totaling approximately 1.2 million square feet and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties” for further detail related to our development activity.

Our primary business objectives are to maximize long-term growth in earnings and Funds from Operations, or FFO, as defined on pages 42 and 43, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

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

For DCT Industrial, we expect same store net operating income to be slightly higher in 2012 than it was in 2011. The benefit of higher occupancy in 2012 is expected to be somewhat offset by the impact of declining net effective rental rates on leases signed in 2011.

In terms of capital investment, we will continue to pursue acquisitions of well-located distribution facilities at prices where we can apply our leasing experience and market knowledge to generate attractive returns. During the six months ended June 30, 2012, we acquired nine buildings comprising 1.5 million square feet and one parcel of land totaling approximately 32.6 acres for development for a total purchase price of approximately $75.9 million. Going forward, we will pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

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

Significant Transactions During 2012

Summary of the six months ended June 30, 2012

•	Acquisitions

•

During the six months ended June 30, 2012, we acquired nine operating properties comprising 1.5 million square feet in the Phoenix, Atlanta, Chicago, Houston, Miami, Dallas and New Jersey markets for a total purchase price of approximately $75.9 million.

•	Development Activities

•

During the six months ended June 30, 2012, we had 1.2 million square feet of development under construction in Washington DC, Miami, Houston and Chicago. Our project investment estimate is approximately $72.4 million and costs incurred to date are $5.9 million. Two buildings located at Dulles Summit in Washington DC of approximately 0.2 million square feet are leased and occupancy is scheduled for January 2013 and September 2013. Construction continued at Northwest 8 Distribution Center in Houston and at DCT Commerce Center at Pan America west (Building A) in Miami where we expect the buildings to be shell complete in 2012. Further we commenced construction at DCT 55 in Chicago on a 0.6 million square foot building on the 32.6 acre land parcel we purchased during the first quarter for $6.8 million. DCT 55 is expected to be shell complete in 2012.

•	Dispositions

•	During the six months ended June 30, 2012, we sold 16 operating properties totaling approximately 0.7 million square feet to third-parties for combined gross proceeds of $27.7 million.

•	Debt Activity

•

In June 2012, we retired mortgage notes totaling approximately $31.8 million previously scheduled to mature in September 2012, using proceeds from the Company’s senior unsecured revolving credit facility.

•

In June 2012, we assumed two mortgage notes with outstanding balances of approximately $4.5 million and $2.5 million in connection with two property acquisitions. The assumed notes bear interest at 6.08% and 6.25%, respectively, and require monthly payments of principal and interest. The notes mature in August 2016 and July 2020, respectively.

•	Leasing Activity

The following table provides a summary of our leasing activity for the three and six months ended June 30, 2012:

	Number of Leases Signed(1)	Square Feet Signed	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)	Weighted Average Retention(6)
		(in thousands)
Second Quarter 2012	95	5,823	$3.65	1.0%	51	$1.35	74.6%
Year to date 2012	169	9,153	$3.69	1.7%	53	$1.52	73.2%

(1)	Does not include month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(3)	GAAP basis rent growth is a ratio of the change in monthly Net Effective Rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the Net Effective Rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are excluded.
(4)	The lease term is in months. Assumes no exercise of lease renewal options, if any.
(5)	Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and does not reflect actual expenditures for the period.
(6)	Represents the weighted average square feet of tenants renewing their respective leases.

During the three months ended June 30, 2012, we signed 44 leases with free rent, which were for 2.6 million square feet of property and with total concessions of $1.9 million. During the six months ended June 30, 2012, we signed 74 leases with free rent, which were for 4.0 million square feet of property and with total concessions of $3.2 million.

Customer Diversification

As of June 30, 2012, there were no customers that occupied more than 1.6% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of June 30, 2012, who occupy a combined 5.9 million square feet of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Deutsche Post World Net (DHL & Exel)	1.6%
United Parcel Service (UPS)	1.4%
The Glidden Company	1.3%
Technicolor	1.2%
YRC, LLC.	1.2%
Crayola, LLC	1.1%
Iron Mountain	1.1%
CEVA Logistics	1.1%
The Dial Corporation	1.0%
United Stationers Supply Company	0.9%

Total	11.9%

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases. In the event that a tenant with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and tenant receivables.

Reports have indicated that the parent company, YRC Worldwide, Inc., of one of our top ten tenants has encountered financial difficulties and therefore has the potential to file for bankruptcy. Their subsidiary, YRC, LLC currently leases three truck terminals in infill locations of Los Angeles, at below market rents totaling $13.5 million, net of accumulated amortization as of June 30, 2012. YRC, LLC has paid all rents due and has no balances outstanding through June 30, 2012.

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

Results of Operations

Summary of the three and six months ended June 30, 2012 compared to the same periods ended June 30, 2011

DCT Industrial Trust is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As of June 30, 2012, the Company owned interests in or had under development approximately 76.0 million square feet of properties leased to approximately 900 customers, including 17.0 million square feet managed on behalf of five institutional capital management joint venture partners. Also as of June 30, 2012, we consolidated 388 operating properties, 13 properties held for sale and one redevelopment property.

Comparison of the three months ended June 30, 2012 compared to the same period ended June 30, 2011

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 359 operating properties and was comprised of 54.2 million square feet. A discussion of these changes follows in the table below (in thousands).

	Three Months Ended June 30,
	2012	2011	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$59,077	$58,504	$573
Non-same store operating properties	4,597	87	4,510
Development and redevelopment	—	53	(53)
Revenues related to early lease terminations	110	128	(18)

Total rental revenues	63,784	58,772	5,012

Rental Expenses and Real Estate Taxes
Same store	15,787	16,640	(853)
Non-same store operating properties	1,328	9	1,319
Development and redevelopment	33	47	(14)

Total rental expenses and real estate taxes	17,148	16,696	452

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	43,290	41,864	1,426
Non-same store operating properties	3,269	78	3,191
Development and redevelopment	(33)	6	(39)
Revenues related to early lease terminations	110	128	(18)

Total property net operating income	46,636	42,076	4,560

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	1,151	1,129	22
Equity in earnings (loss) of unconsolidated joint ventures, net	430	(1,126)	1,556
Interest and other income (expense)	(37)	13	(50)
Casualty gains	57	—	57

Total other revenue and other income	1,601	16	1,585

Other Expenses
Real estate related depreciation and amortization	30,747	29,615	1,132
Interest expense	17,540	13,955	3,585
General and administrative	6,513	7,063	(550)
Impairment losses on investments in unconsolidated joint ventures	—	1,934	(1,934)
Income tax expense and other taxes	287	121	166

Total other expenses	55,087	52,688	2,399

Income (loss) from discontinued operations	(10,691)	1,061	(11,752)
Net loss attributable to noncontrolling interests	1,756	1,060	696

Net loss attributable to common stockholders	$(15,785)	$(8,475)	$(7,310)

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty gains, impairment, general and administrative expenses, equity in (earnings) loss of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. We believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 12—Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $5.0 million, or 8.5%, for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to the following changes:

•

$4.5 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties and an increase in average occupancy period over period. The average occupancy of the non-same store properties increased to 92.0% for the three months ended June 30, 2012 from 71.9% for the three months ended June 30, 2011. Since June 30, 2011, we acquired 25 properties, completed development or redevelopment of one property and either disposed, or had held for sale 45 properties; and

•	$0.6 million increase in total revenue in our same store portfolio due primarily to the following:

•	$1.9 million increase in base rent mainly related to a 220 basis point increase in average occupancy period over period; which was partially offset by

•	$1.2 million decrease in revenues primarily related to decrease in straight-line rental revenue and net above and below market rental revenues.

The following table illustrates the various components of our total rental revenues for the three months ended June 30, 2012 and 2011 (in thousands).

	For the Three Months Ended June 30,
	2012	2011	$ Change
Base rent	$49,558	$44,749	$4,809
Straight-line rent	1,145	1,962	(817)
Amortization of above and below market rent intangibles	138	61	77
Tenant recovery income	12,394	11,346	1,048
Other	439	526	(87)
Revenues related to early lease terminations	110	128	(18)

Total rental revenues	$63,784	$58,772	$5,012

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $0.5 million, or 2.7%, for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to:

•

$1.3 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period which was partially offset by

•

$0.9 million net decrease in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by decreases in repairs and maintenance and non-recoverable expenses partially offset by increases in property taxes and insurance.

Other Revenue and Other Income (Loss)

Total other revenue and other income increased by approximately $1.6 million for the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to:

•

$1.6 million increase in equity in earnings (loss) of unconsolidated joint ventures primarily as a result of increased occupancy period over period and a gain recorded from the sale of a property in one of our joint ventures.

Other Expenses

Other expenses increased by approximately $2.4 million, or 4.6%, for the three months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of:

•

$3.6 million increase in interest expense primarily due to higher average borrowings and hedge ineffectiveness recognized during the three months ended June 30, 2012, related to our outstanding hedge liability (see “Notes to the Consolidated Financial Statements Note 5 – Financial Instruments and Hedging Activities” for further detail related to the hedge activity);

•	$1.1 million increase in depreciation expense resulting from real estate acquisitions and capital additions; and

•	$0.2 million increase in income tax expense and other taxes; which were partially offset by

•	$1.9 million decrease in impairment losses on unconsolidated joint ventures related to an impairment recorded in 2011 on a property sold in an unconsolidated joint venture; and

•

$0.6 million decrease in general and administrative expenses due to lower professional fees and acquisition costs and higher capitalization of overhead costs from development, capital projects and leasing activities.

Income (Loss) from Discontinued Operations

We had a loss from discontinued operations of $10.7 million for the three months ended June 30, 2012 as compared to income from discontinued operations of $1.1 million in the same period in 2011. This change is primarily the result of the impairment recorded on a portfolio sale during the second quarter of 2012 totaling $11.4 million.

Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by approximately $0.7 million, or 65.7%, due to an increase of consolidated net loss, period over period, partially offset by a decrease in minority interest ownership percentage. We owned approximately 92% of our operating partnership as of June 30, 2012 compared to approximately 91% as of June 30, 2011.

Comparison of the six months ended June 30, 2012 compared to the same period ended June 30, 2011

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 345 operating properties and was comprised of 52.3 million square feet. A discussion of these changes follows in the table below (in thousands).

	Six Months Ended June 30,
	2012	2011	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$114,700	$113,506	$1,194
Non-same store operating properties	12,854	3,071	9,783
Development and redevelopment	—	53	(53)
Revenues related to early lease terminations	214	182	32

Total rental revenues	127,768	116,812	10,956

Rental Expenses and Real Estate Taxes
Same store	31,294	32,246	(952)
Non-same store operating properties	3,557	1,331	2,226
Development and redevelopment	81	86	(5)

Total rental expenses and real estate taxes	34,932	33,663	1,269

Property Net Operating Income(1)
Same store, excluding revenues related to early lease terminations	83,406	81,260	2,146
Non-same store operating properties	9,297	1,740	7,557
Development and redevelopment	(81)	(33)	(48)
Revenues related to early lease terminations	214	182	32

Total property net operating income	92,836	83,149	9,687

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	2,206	2,148	58
Equity in loss of unconsolidated joint ventures, net	(424)	(2,483)	2,059
Interest and other income	160	99	61
Casualty gains	212	—	212

Total other revenue and other income (loss)	2,154	(236)	2,390

Other Expenses
Real estate related depreciation and amortization	61,596	58,103	3,493
Interest expense	34,470	29,367	5,103
General and administrative	12,299	14,119	(1,820)
Impairment losses on investments in unconsolidated joint ventures	—	1,934	(1,934)
Income tax expense and other taxes	555	161	394

Total other expenses	108,920	103,684	5,236

Income (loss) from discontinued operations	(10,442)	1,391	(11,833)
Net loss attributable to noncontrolling interests	2,583	2,369	214

Net loss attributable to common stockholders	$(21,789)	$(17,011)	$(4,778)

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $11.0 million, or 9.4%, for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to the following changes:

•

$9.7 million increase in our non-same store rental revenues including development and redevelopment properties, primarily as a result of an increase in the number of properties and an increase in average occupancy period over period. The average occupancy of the non-same store properties increased to 85.5% for the six months ended June 30, 2012 from 60.9% for the six months ended June 30, 2011. Since June 30, 2011, we acquired 25 properties, completed development or redevelopment of one property and either disposed, or had held for sale 45 properties; and

•	$1.2 million increase in total revenue in our same store portfolio due primarily to the following:

•	$3.5 million increase in base rent mainly related to a 180 basis point increase in average occupancy period over period; and

•	$0.9 million increase in operating expense recoveries resulting from higher average occupancy; which was partially offset by

•	$3.2 million decrease in revenues related to straight-line rental adjustments.

The following table illustrates the various components of our total rental revenues for the six months ended June 30, 2012 and 2011 (in thousands).

	For the Six Months Ended June 30,
	2012	2011	$ Change
Base rent	$97,657	$88,099	$9,558
Straight-line rent	3,075	5,017	(1,942)
Amortization of above and below market rent intangibles	341	156	185
Tenant recovery income	25,366	22,329	3,037
Other	1,115	1,029	86
Revenues related to early lease terminations	214	182	32

Total rental revenues	$127,768	$116,812	$10,956

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $1.3 million, or 3.8%, for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to:

•

$2.2 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period, which was partially offset by

•

$1.0 million net decrease in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by decreases in repairs and maintenance and non-recoverable expenses, partially offset by increases in insurance, utilities and property taxes.

Other Revenue and Other Income (Loss)

Total other revenue and other income increased by approximately $2.4 million for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to:

•

$2.1 million decrease in equity in loss of unconsolidated joint ventures primarily as a result of an increase in occupancy for two of our development joint ventures, as well as a gain recognized on the sale of one property in one of our unconsolidated joint ventures; and

•	$0.2 million increase in casualty gains resulting from hail damage on properties.

Other Expenses

Other expenses increased by approximately $5.2 million, or 5.0%, for the six months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of:

•

$5.1 million increase in interest expense primarily due to higher average borrowings and hedge ineffectiveness recognized during the six months ended June 30, 2012 related to our outstanding hedge liability (see “Notes to the Consolidated Financial Statements Note 5 – Financial Instruments and Hedging Activities” for further detail related to the hedge activity);

•	$3.5 million increase in depreciation expense resulting from real estate acquisitions and capital additions; and

•	$0.4 million increase in income tax expense and other taxes; which were partially offset by

•	$1.9 million decrease in impairment losses on unconsolidated joint ventures related to an impairment recorded in 2011 on a property sold in an unconsolidated joint venture; and

•

$1.8 million decrease in general and administrative expenses due to lower personnel costs, lower professional fees and higher capitalization of overhead costs from development, capital projects and leasing activities.

Income (Loss) from Discontinued Operations

We had loss from discontinued operations of $10.4 million for the six months ended June 30, 2012 as compared to income from discontinued operation of $1.4 million in the same period in 2011. This change is primarily the result of the impairment recorded on a portfolio sale during the second quarter of 2012 totaling $11.4 million.

Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by approximately $0.2 million, or 9.0%, due to an increase of consolidated net loss, period over period, partially offset by an increase in our ownership of our operating partnership. We owned approximately 92% of our operating partnership as of June 30, 2012 compared to 91% as of June 30, 2011.

Segment Summary for the three and six months ended June 30, 2012 compared to the same periods ended June 30, 2011

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

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and six months ended June 30, 2012 compared to June 30, 2011, respectively (dollar amounts and square feet in thousands).

					For the three months		For the six months
	As of June 30,				ended June 30,		ended June 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income (3)	Rental revenues(2)	Property net operating income (3)
EAST:
2012	118	21,118	86.8%	$910,971	$21,501	$16,100	$43,637	$32,490
2011	137	22,949	89.6%	973,962	21,471	15,578	42,433	30,549

Change	(19)	(1,831)	(2.8)%	$(62,991)	$30	$522	$1,204	$1,941

CENTRAL:
2012	192	26,736	90.7%	$1,031,241	$26,803	$18,770	$53,409	$37,228
2011	197	26,872	86.3%	1,014,174	23,971	16,623	48,092	33,015

Change	(5)	(136)	4.4%	$17,067	$2,832	$2,147	$5,317	$4,213

WEST:
2012	79	10,119	95.1%	$660,961	$15,480	$11,766	$30,722	$23,118
2011	74	9,467	89.9%	601,843	13,330	9,875	26,287	19,585

Change	5	652	5.2%	$59,118	$2,150	$1,891	$4,435	$3,533

(1)	Segment assets include all assets held by operating properties included in a segment, less non-segment cash and cash equivalents.
(2)	Segment rental revenues include operating properties and revenues from development properties. Properties which were sold or held for sale during the period are not included in these results.
(3)

For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 12 – Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of June 30, 2012 and 2011 (in thousands).

	June 30,	June 30,
	2012	2011	Change
Segments:
East assets	$910,971	$973,962	$(62,991)
Central assets	1,031,241	1,014,174	17,067
West assets	660,961	601,843	59,118

Total segment net assets	2,603,173	2,589,979	13,194
Non-segment assets:
Non-segment cash and cash equivalents	2,447	6,587	(4,140)
Other non-segment assets(1)	153,667	151,975	1,692
Assets held for sale	35,031	—	35,031

Total assets	$2,794,318	$2,748,541	$45,777

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

East Segment

•

East Segment assets decreased by $63.0 million to $911.0 million as of June 30, 2012 as compared to $974.0 million as of June 30, 2011. This decrease is primarily the result of the disposition of 26 properties since June 30, 2011, partially offset by seven acquisitions during the same period.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $0.5 million, for the three months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of seven acquisitions in the East operating segment during the period.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $1.9 million, for the six months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of:

•	$1.2 million increase in rental revenues primarily related to acquisitions during the period; and

•	$0.7 million decrease in operating expenses, primarily due to a $0.4 million decrease in snow removal costs related to moderate seasonal weather.

Central Segment

•

Central Segment assets increased by $17.1 million, to $1,031.3 million as of June 30, 2012 as compared to $1,014.2 million as of June 30, 2011. This increase primarily related to the acquisition of 14 properties since June 30, 2011, partially offset by the disposition of six properties and the classification of 13 assets as held for sale, as of June 30, 2012, during the same period.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $2.1 million, for the three months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of:

•

$2.8 million increase in rental revenues, resulting from a $1.9 million increase due to the acquisition of 14 operating properties and a $0.9 million increase as a result of an increase in occupancy at existing properties; which was partially offset by

•	$0.7 million increase in operating expenses primarily comprised of the following:

•

$0.9 million increase in property taxes, of which $0.5 million was related to property taxes on acquisitions and the remainder related to increasing property tax expense on existing properties, which was partially offset by

•	$0.2 million decrease in various other operating expenses, including non-recoverable expenses.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $4.2 million, for the six months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of:

•

$5.3 million increase in rental revenues, resulting from a $3.4 million increase due to the acquisition of 14 operating properties and a $1.9 million increase as a result of an increase in occupancy at existing properties; which was partially offset by

•

$1.1 million increase in operating expenses, including a $1.6 million increase in property taxes primarily related to the acquisitions, partially offset by a $0.4 million decrease in snow removal costs, as well as various other individually insignificant changes.

West Segment

•

West Segment assets increased by $59.1 million, to $661.0 million as of June 30, 2012 as compared to $601.9 million as of June 30, 2011. This increase results primarily from the acquisition of five properties during the period.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $1.9 million for the three months ended June 30, 2012 as compared to the same period in 2011 primarily as a result of:

•

$2.2 million increase in rental revenues, resulting from a $0.6 million increase due to the acquisition of five operating properties and a $1.6 million increase as a result of an increase in occupancy at existing properties; which was partially offset by

•

$0.3 million increase of operating expenses, including a $0.5 million increase in property taxes, $0.1 million of which was related to an increase on property taxes from acquisitions and the remainder of the change related to other individually insignificant changes.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $3.5 million for the six months ended June 30, 2012 as compared to the same period in 2011 primarily as a result of:

•

$4.4 million increase in rental revenues, resulting from a $3.0 million increase due to the acquisition of five operating properties and a $1.4 million increase as a result of an increase in occupancy at existing properties; which was partially offset by

•

$0.9 million increase of operating expenses primarily related to a $1.0 million increase in property taxes, $0.4 million of which was related to an increase on property taxes from acquisitions and other increases.

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

Cash Flows

“Cash and cash equivalents” were $3.4 million and $12.8 million as of June 30, 2012 and December 31, 2011, respectively. Net cash provided by operating activities increased by $0.8 million to $48.5 million during the six months ended June 30, 2012 compared to $47.7 million during the same period in 2011. This change was primarily due to a decrease in accounts receivable and restricted cash, offset by a decrease in cash paid for accounts payable, accrued expenses and other liabilities, during the periods.

Net cash used in investing activities decreased $11.7 million to $85.0 million during the six months ended June 30, 2012 compared to $96.7 million during the same period in 2011. This change was primarily due to an increase in cash inflows from dispositions during 2012 totaling $26.1 million, decreases in contributions to and increases in distributions of investments in unconsolidated joint ventures together resulting in a $4.9 million increase and an increase in repayment of notes receivable and other investing contributions of $0.9 million, offset by an increase in real estate acquisitions of $10.4 million, a $6.6 million increase in capital expenditures and a $3.1 million decrease in casualty insurance proceeds received from casualties.

Net cash provided by financing activities decreased by $12.7 million to $27.1 million during the six months ended June 30, 2012 as compared to $39.8 million during the same period in 2011. This decrease was primarily due to a reduction from the net proceeds of $111.9 million from the equity offering completed in February of 2011, an increase in our dividends and distributions paid of $1.7 million to common stockholders and noncontrolling interests and an increase in redemption of noncontrolling interests totaling $2.7 million, partially offset by a decrease of $103.5 million in net debt activity year over year, as well as changes in various other financing activities.

Common Stock

As of June 30, 2012, approximately 249.3 million shares of common stock were issued and outstanding.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. We did not issue any shares through this offering during the three or six months ended June 30, 2012 or 2011. As of June 30, 2012, 7.4 million shares remain available to be issued under the program.

Distributions

During the three and six months ended June 30, 2012, our board of directors declared distributions to stockholders totaling approximately $19.1 million and $38.3 million, respectively, including distributions to OP unitholders. During the same periods in 2011, our board of directors declared distributions to stockholders of approximately $19.0 million and $38.3 million, respectively. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2012 and 2011.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During July 2012, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on October 17, 2012 to stockholders and OP unitholders of record as of October 5, 2012.

Outstanding Indebtedness

As of June 30, 2012 our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes, senior unsecured notes and an outstanding balance on our senior unsecured revolving credit facility, excluding approximately $61.0 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2011, our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $61.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of June 30, 2012, the gross book value of our consolidated properties was approximately $3.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of June 30, 2012 and December 31, 2011.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from operations are sufficient to satisfy these monthly and quarterly debt service requirements, excluding principal maturities, and we anticipate that cash flows from operations will continue to be sufficient to satisfy our monthly and quarterly debt service, excluding principal maturities. During the three and six months ended June 30, 2012, our debt service, including principal payments and refinancing activities and interest payments, totaled $31.8 million and $50.9 million, respectively. During the three and six months ended June 30, 2011, our debt service, including principal payments and refinancing activities and interest payments, totaled $50.1 million and $107.0 million, respectively.

Debt Payoffs and Assumptions

In June 2012, we retired mortgage notes totaling approximately $31.8 million previously scheduled to mature in September 2012, using proceeds from the Company’s senior unsecured revolving credit facility.

In June 2012, we assumed two non-recourse mortgage notes with outstanding balances of approximately $4.5 million and $2.5 million in connection with two property acquisitions. The assumed notes bear interest at 6.08% and 6.25%, respectively, and require monthly payments of principal and interest. The notes mature in August 2016 and July 2020, respectively.

Line of Credit

As of June 30, 2012, we had $105.0 million outstanding on our senior unsecured revolving credit facility. We have issued one letter of credit secured by the unsecured revolving credit facility totaling $3.3 million as of June 30, 2012. As of December 31, 2011 we did not have any amounts outstanding on our senior unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance with as of June 30, 2012.

Interest Rate Swap

As of June 30, 2012, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA. During the three months ended June 30, 2012 we recognized $0.7 million of ineffectiveness due to the change in estimated timing of debt issuance and $0.4 million of accrued interest payable on the mature hedge. In July 2012, we settled our interest rate swap for $33.6 million contemporaneously with locking rates for $90.0 million of debt which is planned to be funded in September 2012 subject to the terms of closing.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of June 30, 2012 (in thousands).

Year	Senior Unsecured Notes	Mortgage	Senior Unsecured Revolving Credit Facility	Total
2012	$—	$21,365	$—	$21,365
2013	175,000	44,330	—	219,330
2014	50,000	10,013	—	60,013
2015	215,000	48,383	105,000	368,383
2016	99,000	10,219	—	109,219
Thereafter	396,000	151,563	—	547,563

Total	$935,000	$285,873	$105,000	$1,325,873

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2012, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands).

	Payments due by Period
		Less than 1	1 - 3	4-5	More Than 5
Contractual Obligations (1)	Total	Year	Years	Years	Years
Scheduled long-term debt maturities, including interest(2)	$1,648,166	$280,833	$550,490	$235,122	$581,721
Operating lease commitments	2,912	709	1,340	863	—
Ground lease commitments(3)	13,496	474	998	1,088	10,936
Forward purchase commitments	12,441	12,441	—	—	—

Total	$1,677,015	$294,457	$552,828	$237,073	$592,657

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $66.2 million, none of which is legally committed.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at June 30, 2012.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of June 30, 2012, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $24.9 million; $14.2 million is scheduled to mature by the end of 2012 and $10.7 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of June 30, 2012, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $61.0 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2012	$14,218
2013	17,112
2014	4,513
2015	2,290
2016	849
Thereafter	22,038

Total	$61,020

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of net loss attributable to common stockholders to FFO:
Net loss attributable to common stockholders	$(15,785)	$(8,475)	$(21,789)	$(17,011)
Adjustments:
Real estate related depreciation and amortization	31,576	32,298	63,742	63,441
Equity in (earnings) loss of unconsolidated joint ventures, net	(430)	1,126	424	2,483
Equity in FFO of unconsolidated joint ventures	2,459	719	5,294	1,036
Impairment losses on depreciable real estate	11,422	1,892	11,422	1,934
Gain on dispositions of real estate interests	(32)	—	(120)	—
Noncontrolling interest in the above adjustments	(4,373)	(3,573)	(8,117)	(7,197)
FFO attributable to unitholders	2,392	2,262	5,101	4,523

FFO basic and diluted	$27,229	$26,249	$55,957	$49,209

FFO per common share and unit — basic and diluted	$0.10	$0.10	$0.20	$0.18
FFO weighted average common shares and units outstanding:
Common shares for earnings per share—basic	248,107	245,413	247,227	239,261
Participating securities	2,007	1,838	1,793	1,728
Units	23,926	25,100	24,839	25,310

FFO weighted average common shares, participating securities and units outstanding – basic	274,040	272,351	273,859	266,299
Dilutive common stock equivalents	618	505	599	507

FFO weighted average common shares, participating securities and units outstanding – diluted	274,658	272,856	274,458	266,806

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the three and six months ended June 30, 2012 and 2011, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that are expected to occur during 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2012, we had one forward-starting swap in place to hedge the variability of cash flows associated with forecasted issuances of debt. This derivative has a notional value of $90.0 million, a LIBOR based swap strike rate of 5.43%, an effective date of June 2012 and a maturity date of September 2012. The associated counterparty is PNC Bank, NA. During the three months ended June 30, 2012 we recognized $0.7 million of ineffectiveness due to the change in estimated timing of debt issuance and $0.4 million of accrued interest payable on the mature hedge.

As of June 30, 2012 and December 31, 2011, our derivatives had a fair value that resulted in a liability of $30.6 million and $26.7 million, respectively, and was included in “Other liabilities” in our Consolidated Balance Sheets. . In July 2012, we settled our interest rate swap for $33.6 million contemporaneously with locking rates for $90.0 million of debt which is planned to be funded in September 2012 subject to the terms of closing.

The net liabilities associated with these derivatives would increase approximately $1.0 million if the market interest rate of the referenced swap index were to decrease 10 basis points based upon the prevailing market rate as of June 30, 2012.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2012, we had approximately $280.0 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the six months ended June 30, 2012 would have increased by approximately $0.3 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $5.4 million during the six months ended June 30, 2012.

As of June 30, 2012, the estimated fair value of our debt was approximately $1.4 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2012, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 29, 2012, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 3, 2012	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: August 3, 2012	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 3, 2012	/s/ Mark Skomal
Mark Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+ Filed herewith.