Form 10-Q
period 2012-09-30
DCT Industrial Trust Inc.
filed 2012-11-02
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, 269,230,551 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Land	$683,051	$647,552
Buildings and improvements	2,402,239	2,393,346
Intangible lease assets	74,355	84,779
Construction in progress	42,706	35,386

Total investment in properties	3,202,351	3,161,063
Less accumulated depreciation and amortization	(613,418)	(589,314)

Net investment in properties	2,588,933	2,571,749
Investments in and advances to unconsolidated joint ventures	147,643	139,278

Net investment in real estate	2,736,576	2,711,027
Cash and cash equivalents	37,591	12,834
Notes receivable	231	1,053
Deferred loan costs, net	7,006	8,567
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,319 and $1,256, respectively	48,205	42,349
Other assets, net	25,647	17,468

Total assets	$2,855,256	$2,793,298

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$51,713	$45,785
Distributions payable	20,464	19,057
Tenant prepaids and security deposits	19,872	22,864
Other liabilities	7,853	29,797
Intangible lease liability, net	18,843	18,897
Line of credit	—	—
Senior unsecured notes	1,025,000	935,000
Mortgage notes	275,216	317,783

Total liabilities	1,418,961	1,389,183

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized 268,683,134 and 245,943,100 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	2,687	2,459
Additional paid-in capital	2,158,817	2,018,075
Distributions in excess of earnings	(851,154)	(783,229)
Accumulated other comprehensive loss	(34,791)	(29,336)

Total stockholders’ equity	1,275,559	1,207,969
Noncontrolling interests	160,736	196,146

Total equity	1,436,295	1,404,115

Total liabilities and equity	$2,855,256	$2,793,298

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Rental revenues	$67,327	$61,009	$194,774	$177,378
Institutional capital management and other fees	937	1,004	3,143	3,153

Total revenues	68,264	62,013	197,917	180,531

OPERATING EXPENSES:
Rental expenses	9,151	7,977	24,714	24,242
Real estate taxes	10,093	9,235	29,309	26,462
Real estate related depreciation and amortization	30,862	30,495	92,112	88,181
General and administrative	6,838	6,346	19,136	20,465
Casualty gains	—	—	(141)	—

Total operating expenses	56,944	54,053	165,130	159,350

Operating income	11,320	7,960	32,787	21,181

OTHER INCOME AND EXPENSE:
Equity in earnings (loss) of unconsolidated joint ventures, net	1,208	(967)	784	(3,450)
Impairment losses on investments in unconsolidated joint ventures	—	—	—	(1,934)
Interest expense	(17,299)	(16,515)	(51,769)	(46,539)
Interest and other income (expense)	194	(356)	354	(257)
Income tax benefit (expense) and other taxes	(68)	56	(623)	(105)

Loss from continuing operations	(4,645)	(9,822)	(18,467)	(31,104)
Income from discontinued operations	12,906	731	2,357	2,632

Consolidated net income (loss) of DCT Industrial Trust Inc.	8,261	(9,091)	(16,110)	(28,472)
Net (income) loss attributable to noncontrolling interests	(713)	1,015	1,870	3,385

Net income (loss) attributable to common stockholders	7,548	(8,076)	(14,240)	(25,087)

Distributed and undistributed earnings allocated to participating securities	(134)	(103)	(400)	(337)

Adjusted net income (loss) attributable to common stockholders	$7,414	$(8,179)	$(14,640)	$(25,424)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.02)	$(0.03)	$(0.07)	$(0.12)
Income from discontinued operations	0.05	0.00	0.01	0.01

Net income (loss) attributable to common stockholders	$0.03	$(0.03)	$(0.06)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	253,657	245,805	249,381	241,548

Distributions declared per common share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Consolidated net income (loss) of DCT Industrial Trust Inc.	$8,261	$(9,091)	$(16,110)	$(28,472)
Other Comprehensive income:
Net unrealized loss on cash flow hedging derivatives	(2,590)	(12,119)	(6,802)	(15,247)
Realized loss related to hedging activities	24	—	677	129
Amortization of cash flow hedging derivatives	524	251	1,026	719

Other Comprehensive loss	(2,042)	(11,868)	(5,099)	(14,399)

Comprehensive income (loss)	6,219	(20,959)	(21,209)	(42,871)
Comprehensive (income) loss attributable to noncontrolling interests	(922)	2,111	1,514	4,548

Comprehensive income (loss) attributable to common stockholders	$5,297	$(18,848)	$(19,695)	$(38,323)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
	Total	Common Stock		Paid-in	in Excess	Comprehensive	controlling
	Equity	Shares	Amount	Capital	of Earnings	Loss	Interests
Balance at December 31, 2011	$1,404,115	245,943	$2,459	$2,018,075	$(783,229)	$(29,336)	$196,146
Net loss	(16,110)	—	—	—	(14,240)	—	(1,870)
Other Comprehensive loss	(5,099)				—	(5,455)	356
Issuance of common stock, net of offering costs	112,515	18,975	190	112,325	—	—	—

Issuance of common stock, stock-based compensation plans	(277)	241	3	(280)	—	—	—
Amortization of stock-based compensation	3,076	—	—	1,238	—	—	1,838
Distributions to common stockholders and noncontrolling interests	(59,046)	—	—	—	(53,685)	—	(5,361)
Issuance of noncontrolling interests	(61)	—	—	—	—	—	(61)
Partner contributions from noncontrolling interests	30	—	—	—	—	—	30
Redemptions of noncontrolling interests	(2,848)	3,524	35	27,459	—	—	(30,342)

Balance at September 30, 2012	$1,436,295	268,683	$2,687	$2,158,817	$(851,154)	$(34,791)	$160,736

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net loss of DCT Industrial Trust Inc.	$(16,110)	$(28,472)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	94,676	96,839
Gain on dispositions of real estate interests	(12,348)	—
Distributions of earnings from unconsolidated joint ventures	3,349	2,008
Equity in (earnings) loss of unconsolidated joint ventures, net	(784)	3,450
Stock-based compensation	3,076	3,733
Impairment losses	11,422	1,934
Straight-line rent	(4,404)	(7,003)
Other	3,466	(817)
Changes in operating assets and liabilities:
Other receivables and other assets	(8,522)	(6,171)
Accounts payable, accrued expenses and other liabilities	3,801	10,039

Net cash provided by operating activities	77,622	75,540

INVESTING ACTIVITIES:
Real estate acquisitions	(120,325)	(146,211)
Capital expenditures and development activities	(61,028)	(49,949)
Proceeds from dispositions of real estate investments	81,804	—
Investments in unconsolidated joint ventures	(18,399)	(17,789)
Distributions of investments in unconsolidated joint ventures	6,640	11,983
Other investing activities	(219)	2,610

Net cash used in investing activities	(111,527)	(199,356)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	268,000	238,500
Repayments of senior unsecured revolving line of credit	(268,000)	(238,000)
Proceeds from senior unsecured notes	90,000	400,000
Repayments of senior unsecured notes	—	(200,000)
Principal payments on mortgage notes	(49,885)	(129,807)
Payments of deferred loan costs	(75)	(4,859)
Settlement of cash flow hedge	(33,550)	—
Proceeds from issuance of common stock, net	112,645	111,931
Offering costs for issuance of common stock and OP Units	(191)	(343)
Redemption of noncontrolling interests	(2,848)	(136)
Dividends to common stockholders	(52,079)	(50,024)
Distributions to noncontrolling interests	(5,385)	(5,588)
Contributions from noncontrolling interests	30	106

Net cash provided by financing activities	58,662	121,780

NET DECREASE IN CASH AND CASH EQUIVALENTS	24,757	(2,036)
CASH AND CASH EQUIVALENTS, beginning of period	12,834	17,330

CASH AND CASH EQUIVALENTS, end of period	$37,591	$15,294

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$49,316	$41,270
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets, net	$37,914	$33,270
Redemptions of OP Units settled in shares of common stock	$27,494	$7,009
Assumption of mortgage notes in connection with real estate acquired	$6,990	$7,653
Contributions of real estate from noncontrolling interests	$—	$4,401

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of September 30, 2012, we owned approximately 92% of the outstanding equity interests in our operating partnership.

As of September 30, 2012, the Company owned interests in approximately 75.2 million square feet of properties leased to approximately 840 customers, including:

•	58.0 million square feet comprising 388 consolidated properties owned in our operating portfolio which were 91.8% occupied;

•	16.7 million square feet comprising 51 unconsolidated properties which were 84.2% occupied and operated on behalf of five institutional capital management partners;

•	0.2 million square feet comprising two consolidated properties under redevelopment; and

•	0.3 million square feet comprising two consolidated buildings in development.

The Company also has four consolidated buildings and one unconsolidated expansion project under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3 – Investment in Properties” for further detail related to our development activity.

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

As of September 30, 2012, we did not have any hedges in place however, during the three months ended September 30, 2012 we settled one cash flow hedge. For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statement of Changes in Equity (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.3 million and $4.4 million, for the three and nine months ended September 30, 2012, respectively, and $1.7 million and $6.7 million, for the same periods in 2011, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $14.4 million and $39.7 million, for the three and nine months ended September 30, 2012, respectively and $12.3 million and $34.5 million for the same periods in 2011, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of September 30, 2012 and December 31, 2011, our allowance for doubtful accounts was approximately $1.3 million.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.3 million for the same periods in 2011, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was an increase of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2012, respectively and $0.3 million and $0.4 million for the same periods in 2011, respectively.

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

	September 30,	December 31,
	2012	2011
Operating properties	$3,084,837	$3,100,172
Properties under redevelopment	9,995	4,284
Properties under development	53,415	9,525
Properties in pre-development including land held	54,104	47,082

Total Investment in Properties	3,202,351	3,161,063
Less accumulated depreciation and amortization	(613,418)	(589,314)

Net Investment in Properties	$2,588,933	$2,571,749

Acquisition Activity

During the nine months ended September 30, 2012, we acquired 12 buildings comprising 2.0 million square feet. These properties located in the Phoenix, Atlanta, Chicago, Houston, Miami, Dallas, New Jersey, Southern California and Seattle markets were acquired for a total purchase price of approximately $107.4 million. We have incurred acquisition costs of approximately $1.0 million during the nine months ended September 30, 2012, included in “General and administrative” in our Consolidated Statement of Operations.

During the nine months ended September 30, 2011, we acquired 20 buildings comprising 2.2 million square feet and controlling interests in three buildings totaling 0.4 million square feet. These properties are located in the Southern California, New Jersey, Miami, Orlando, Chicago, Phoenix, Atlanta, Denver and Houston markets. These properties and controlling interests were acquired from unrelated third-parties, except as disclosed in Note 10 – Related Party Transactions for a total purchase price of approximately $133.5 million. We have consolidated the three properties in which we acquired controlling interests and, as a result, we recorded $143.3 million on our balance sheet, in the aggregate, for these three properties and the 20 other properties that we acquired during the nine months ended September 30, 2011. This amount included $9.8 million attributable to the noncontrolling interests’ share of the three properties that we did not acquire. We incurred acquisition costs of approximately $1.6 million during the nine months ended September 30, 2011, included in “General and administrative” in our Consolidated Statement of Operations.

Development Activity

2012 Development Activity

As of September 30, 2012, seven projects were under construction in our Baltimore/Washington D.C., Chicago, Houston, Miami and Southern California markets. We have leased two buildings in Baltimore/Washington D.C. which total approximately 0.2 million square feet of which 0.1 million square feet stabilized in July 2012. During the three months ended September 30, 2012, we purchased a shell-complete building in Houston, which is now in lease up, which totals approximately 0.3 million square. We are continuing construction of an approximately 0.2 million square foot building on the first of two parcels of land we acquired last year in Miami and have began construction of another 0.2 million square foot building on the second parcel of land. These projects are expected to be shell-complete in the fourth quarter of 2012 and the second quarter of 2013, respectively, and are 90% and 74% leased, respectively. We are continuing construction of a 0.6 million square foot building on the 32.6 acre land parcel we purchased earlier this year in Chicago, which is expected to be completed in the fourth quarter of 2012. We also began construction of a 0.2 million square foot expansion of an unconsolidated building in Southern California, which is expected to be completed in the fourth quarter of 2012 and is 100% leased. Finally, we began construction of a 0.1 million square foot building, which is being built to sell in Baltimore/Washington D.C. This project is expected to be completed in 2013. The total costs incurred on these projects as of September 30, 2012 was $65.1 million.

2011 Development Activity

During the nine months ended September 30, 2011, we acquired three land parcels totaling 81.9 acres in the Miami, Southern California and Cincinnati markets for a total price of $20.0 million.

Disposition Activity

During the nine months ended September 30, 2012, we sold 31 operating properties totaling approximately 2.0 million square feet to third-parties in the Atlanta, Charlotte, New Jersey, Houston and Dallas markets, for combined gross proceeds of $85.5 million. We recognized gains of approximately $12.3 million on the disposition of 18 operating properties, including a portfolio of properties in Houston. We recognized an impairment loss of approximately $11.4 million on a portfolio of 13 properties in Atlanta. All gains and impairments associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements. We did not have any dispositions during the nine months ended September 30, 2011.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 – Summary of Significant Accounting Policies for additional information) was approximately $2.4 million and $8.0 million for the three and nine months ended September 30, 2012 and $2.8 million and $8.5 million for the same periods in 2011, respectively. Our intangible lease assets included the following as of September 30, 2012 and December 31, 2011 (in thousands).

	September 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$68,738	$(32,293)	$36,445	$77,692	$(38,549)	$39,143
Above market rent	$5,617	$(4,715)	$902	$7,087	$(5,191)	$1,896

Below market rent	$(26,610)	$7,767	$(18,843)	$(26,905)	$8,008	$(18,897)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact on rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands).

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase to Rental Revenues Related to Above and Below Market Rents
Remainder of 2012	$2,096	$(291)
2013	7,256	(1,459)
2014	5,758	(1,286)
2015	4,461	(1,060)
2016	3,282	(843)
Thereafter	13,592	(13,002)

Total	$36,445	$(17,941)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of September 30, 2012 and December 31, 2011 (dollars in thousands).

	DCT Ownership		Unconsolidated Investments in
	as of		and Advances as of
	September 30,	Number of	September 30,	December 31,
Unconsolidated Joint Ventures	2012	Buildings	2012	2011
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC(1)	20.0%	13	$42,855	$45,510
TRT-DCT Venture I(2)	3.6%	14	587	548
TRT-DCT Venture II(3)	11.4%	5	2,042	2,172
TRT-DCT Venture III(3)(4)	10.0%	4	1,237	1,491
DCT Fund I LLC(5)	20.0%	6	(922)	(313)

Subtotal Institutional Joint Ventures		42	45,799	49,408
Other:
Stirling Capital Investments (SCLA)(6)	50.0%	6	70,982	58,629
IDI/DCT, LLC(3)	50.0%	3	27,831	28,240
IDI/DCT Buford, LLC (land only)	75.0%	—	3,031	3,001

Subtotal Other		9	101,844	89,870

Total		51	$147,643	$139,278

(1)

During the third quarter of 2012, DCT/SPF Industrial Operating LLC disposed of one property in the Cincinnati market for gross proceeds, net of joint venture interest, of $2.9 million. We recognized a gain of $0.8 million, inclusive of a previously deferred gain of approximately $0.3 million, in “Equity in earnings (loss) in unconsolidated joint ventures” in our Consolidated Statement of Operations during the three and nine months ended September 30, 2012.

(2)

During the first quarter of 2012, our joint venture partner, Dividend Capital Total Reality Trust Inc., contributed one property into TRT-DCT Venture I. As a result of this activity, we made a capital contribution totaling $0.2 million, which resulted in our equity ownership decreasing to 3.6% as of September 30, 2012, as compared to 4.4% as of December 31, 2011.

(3)

During 2011, our unconsolidated joint ventures completed dispositions of three properties in Cincinnati, Kansas City and Northern California for gross proceeds, net of joint venture partners’ interest, of $13.8 million. We recognized deferred gains upon disposition of these properties totaling $0.7 million.

(4)

During the second quarter of 2012, TRT-DCT Venture III disposed of one property in the Louisville market for gross proceeds, net of joint venture partners’ interest, of $0.8 million. We recognized our portion of the gain of approximately $0.2 million in “Equity in earnings (loss) in unconsolidated joint ventures” in our Consolidated Statement of Operations during the nine months ended September 30, 2012.

(5)	In accordance with the DCT Fund I’s (“the Fund”) LLC agreement, the Fund terminated in February 2012 resulting in the Fund beginning the process of an orderly windup as outlined by the LLC agreement.
(6)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of September 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of September 30, 2012 and December 31, 2011 (in thousands).

	Balances as of		Balances as of
	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Notes receivable(1)	$231	$232	$1,053	$1,058

Borrowings(1):
Senior unsecured revolving credit facility	$—	$—	$—	$—
Fixed rate debt(2)	$1,125,216	$1,244,533	$1,077,783	$1,218,321
Variable rate debt	$175,000	$175,000	$175,000	$174,979

Interest rate contracts:
Interest rate swap(3)	$—	$—	$(26,746)	$(26,746)

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

(3)

The fair value of our interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate a credit valuation adjustment, which is derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. For further discussion on the fair value of our interest rate swap, see Note 2 – Significant Accounting Policies.

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period (in thousands).

	During the Nine Months Ended September 30,
	2012	2011
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(26,746)	$(10,109)

Net unrealized loss included in accumulated other comprehensive loss	(6,127)	(15,247)
Realized loss recognized in interest expense	(677)	—
Cash paid for settlement of hedge	33,550	—

Ending balance at September 30	$—	$(25,356)

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

As of September 30, 2012, we did not have any hedges in place. In July 2012, we settled our forward-starting swap for $33.6 million, which was in place to hedge the variability of cash flows associated with forecasted issuances of debt, contemporaneously with locking rate for $90.0 million of debt which was funded in September 2012.

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of approximately $26.7 million as of December 31, 2011, respectively. This amount is included in “Other Liabilities” in our Consolidated Balance Sheet. The fair value of our derivatives was determined using Level 2 and 3 inputs. We utilize a third party derivative valuation expert to determine the fair value, including the Level 3 component of the swap liability, during each reporting period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest expense” in our Consolidated Statements of Operations. During the nine months ended September 30, 2012 we recognized $0.7 million of ineffectiveness due to the change in estimated timing of debt issuance. During the three and nine months ended September 30, 2011, we recognized no ineffectiveness.

During the three and nine months ended September 30, 2012, we recorded approximately $2.6 million and $6.8 million of net unrealized losses, respectively, including the noncontrolling interests’ portions of $0.2 million and $0.5 million, respectively, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the periods. During the three and nine months ended September 30, 2011, we recorded approximately $12.1 million and $15.2 million of net unrealized losses, respectively, including the noncontrolling interests’ portions of $1.1 million and $1.4 million, respectively, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the periods.

As of September 30, 2012 and December 31, 2011 the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $37.7 million and $32.6 million, respectively, including the noncontrolling interests’ portion. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $4.0 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 6 – Outstanding Indebtedness

As of September 30, 2012 our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $54.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2011, our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $61.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of September 30, 2012, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of September 30, 2012 and December 31, 2011.

Debt Issuances

In September 2012, we issued $90.0 million of fixed rate, senior unsecured notes through a private placement offering. These senior unsecured notes mature in September 2022 and have a fixed interest rate of 4.21%. The notes require semi-annual interest payments. The proceeds from these notes were used to repay outstanding indebtedness and for general corporate purposes.

Debt Retirements and Assumptions

During the nine months ended September 30, 2012, we retired mortgage notes totaling approximately $43.0 million previously scheduled to mature in September 2012, October 2012 and January 2013 using proceeds from the Company’s senior unsecured revolving credit facility and proceeds from our equity offering.

In June 2012 we assumed two mortgage notes with outstanding balances of approximately $4.5 million and $2.5 million in connection with two property acquisitions. The assumed notes bear interest at 6.08% and 6.25%, respectively, and require monthly payments of principal and interest. The notes mature in August 2016 and July 2020, respectively.

Line of Credit

As of September 30, 2012 and December 31, 2011, we did not have any amounts outstanding on our senior unsecured revolving credit facility.

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

The following table illustrates the noncontrolling interests’ share of consolidated net loss during the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Noncontrolling interests’ share of loss from continuing operations	$409	$1,082	$2,030	$3,634
Noncontrolling interests’ share of income from discontinued operations	(1,122)	(67)	(160)	(249)

Net (income) loss attributable to noncontrolling interests	$(713)	$1,015	$1,870	$3,385

OP Units

As of September 30, 2012 and December 31, 2011, we owned approximately 92% and 90%, respectively, of the outstanding equity interests in the operating partnership. Upon redemption by the unitholder, we have the option of redeeming the units of OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the three months ended September 30, 2012, 0.3 million OP Units were redeemed for approximately 0.3 million shares of common stock. During the nine months ended September 30, 2012, 4.0 million OP Units were redeemed for approximately $2.8 million in cash and 3.5 million shares of common stock. During the three months ended September 30, 2011, 0.3 million OP Units were redeemed for approximately $22,000 in cash and 0.3 million shares of common stock. During the nine months ended September 30, 2011, 1.0 million OP Units were redeemed for approximately $75,000 in cash and 0.9 million shares of common stock.

As of September 30, 2012, there was a total of 21.3 million OP Units outstanding and redeemable, with a redemption value of approximately $137.5 million based on the closing price of our common stock on September 30, 2012. As of December 31, 2011, 25.1 million OP Units were outstanding and redeemable with a redemption value of approximately $128.5 million based on the closing price of our common stock on December 31, 2011.

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

During the nine months ended September 30, 2012, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four or five year period with a total fair value of $3.9 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 72% and risk-free interest rates of 0.82% and 1.04%. During the three and nine months ended September 30, 2012, 0.1 million and 0.2 million vested LTIP Units, respectively, were converted into 0.1 million and 0.2 million OP Units, respectively. As of September 30, 2012, approximately 2.4 million LTIP Units were outstanding of which 0.9 million were vested.

During the nine months ended September 30, 2011, 0.6 million LTIP Units were granted to senior executives which vest over a period of four to five years. The total fair value of the LTIP Units granted was $3.0 million at their respective grant dates. The fair value for each grant was determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation using volatility favors ranging from 67% to 71% and risk-free interest rates ranging from 0.85% to 2.18%. As of December 31, 2011, approximately 1.9 million LTIP Units were outstanding of which 0.9 million were vested.

Note 8 – Stockholders’ Equity

Common Stock

As of September 30, 2012, approximately 268.7 million shares of common stock were issued and outstanding.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock for general corporate purposes from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions.

On September 12, 2012, we issued approximately 19.0 million shares of common stock in a public offering at a price of $6.20 per share for net proceeds of $112.6 million before offering expenses.

During the three and nine months ended September 30, 2012, we issued approximately 0.3 million and 3.5 million shares of common stock, respectively, related to the redemption of OP Units (see additional information in Note 7 – Noncontrolling Interests above), and approximately 0.1 million and 0.2 million shares of common stock, respectively, related to vested shares of restricted stock, phantom shares and stock option exercises. During the three and nine months ended September 30, 2011, we issued approximately 0.3 million and 0.9 million shares of common stock, respectively, related to the redemption of OP Units (see additional information in Note 7 – Noncontrolling Interests above), and approximately 0.1 million and 0.2 million shares of common stock, respectively, related to vested shares of restricted stock, phantom shares and stock option exercises.

The net proceeds from the sales of our securities are transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings.

Equity-Based Compensation

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three months ended September 30, 2012 we did not grant any restricted stock. During nine months ended September 30, 2012, we granted approximately 0.3 million shares of restricted stock to certain officers and employees at the weighted-average fair market value $5.62 per share. During the three months ended September 30, 2011 we did not grant any restricted stock. During the nine months ended September 30, 2011, we granted approximately 0.2 million shares of restricted stock to certain officers and employees at the weighted-average fair market value of $5.54 per share.

Stock Options

During the three and nine months ended September 30, 2012, we did not grant any stock options. During the three months ended September 30, 2011 we did not grant any stock options. During the nine months ended September 30, 2011, we granted approximately 0.4 million stock options at the weighted-average exercise price of $5.55, which generally vest ratably over four years. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $0.7 million and is amortized over the service period.

Phantom Stock

During the nine months ended September 30, 2012 and 2011, we granted approximately 71,000 and 48,000 shares of phantom stock, which vest after one year. The fair value of the aforementioned grants adjusted for estimated forfeitures totaled approximately $0.4 million and $0.3 million and is amortized over the one year service period.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings per Common share – Basic and Diluted
Numerator
Loss from continuing operations	$(4,645)	$(9,822)	$(18,467)	$(31,104)
(Income) loss from continuing operations attributable to noncontrolling interests	409	1,082	2,030	3,634

Loss from continuing operations attributable to common stockholders	(4,236)	(8,740)	(16,437)	(27,470)
Less: Distributed and undistributed earnings allocated to participating securities	(134)	(103)	(400)	(337)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(4,370)	(8,843)	(16,837)	(27,807)

Income from discontinued operations	12,906	731	2,357	2,632
Noncontrolling interests’ share of income from discontinued operations	(1,122)	(67)	(160)	(249)

Numerator for income from discontinued operations attributable to common stockholders	11,784	664	2,197	2,383

Adjusted net income (loss) attributable to common stockholders	$7,414	$(8,179)	$(14,640)	$(25,424)

Denominator
Weighted average common shares outstanding – basic and dilutive	253,657	245,805	249,381	241,548

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.02)	$(0.03)	$(0.07)	$(0.12)
Income from discontinued operations	0.05	0.00	0.01	0.01

Net income (loss) attributable to common stockholders	$0.03	$(0.03)	$(0.06)	$(0.11)

Potentially Dilutive Shares

For the three and nine months ended September 30, 2012, we excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.5 million and 5.6 million stock options and phantom stock, respectively, because their effect would be anti-dilutive. The same periods ended September 30, 2011 we excluded from earnings per share the weighted average common share equivalent related to approximately 5.7 million and 5.8 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

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

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of September 30, 2012 and December 31, 2011 (in thousands).

	September 30, 2012	December 31, 2011
Segments:
East assets	$910,127	$936,305
Central assets	1,047,077	1,021,956
West assets	696,003	669,591

Total segment net assets	2,653,207	2,627,852
Non-segment assets:
Non-segment cash and cash equivalents	33,863	11,624
Other non-segment assets (1)	168,186	153,822

Total assets	$2,855,256	$2,793,298

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
East	$22,920	$21,937	$66,243	$64,064
Central	28,582	25,069	81,984	73,025
West	15,825	14,003	46,547	40,289

Rental revenues	67,327	61,009	194,774	177,378
Institutional capital management and other fees	937	1,004	3,143	3,153

Total revenues	$68,264	$62,013	$197,917	$180,531

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
East	$16,552	$16,292	$48,840	$46,678
Central	19,927	17,124	57,190	50,031
West	11,604	10,381	34,721	29,965

Property NOI (1)	48,083	43,797	140,751	126,674
Institutional capital management and other fees	937	1,004	3,143	3,153
Real estate related depreciation and amortization	(30,862)	(30,495)	(92,112)	(88,181)
Casualty gains	—	—	141	—
General and administrative	(6,838)	(6,346)	(19,136)	(20,465)
Impairment losses on investments in unconsolidated joint ventures	—	—	—	(1,934)
Equity in earnings (loss) of unconsolidated joint ventures, net	1,208	(967)	784	(3,450)

Interest expense	(17,299)	(16,515)	(51,769)	(46,539)
Interest and other income (expense)	194	(356)	354	(257)
Income tax benefit (expense) and other taxes	(68)	56	(623)	(105)

Loss from continuing operations	$(4,645)	$(9,822)	$(18,467)	$(31,104)

(1)

Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty gains, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Included in the Central operating segment rental revenues for the three and nine months ended September 30, 2012 was approximately $1.8 million and $5.2 million, respectively, attributable to the Mexico operations. Included in the Central operating segment rental revenues for the three and nine months ended September 30, 2011 was approximately $1.7 million and $5.1 million, respectively, attributable to the Mexico operations. Included in the Central operating segment net assets as of September 30, 2012 and December 31, 2011 was approximately $74.9 million and $76.7 million, respectively, attributable to the Mexico operations.

Note 12 – Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended September 30, 2012, we sold 15 operating properties, comprising 0.1 million square feet in the East operating segment and 1.1 million square feet in the Central operating segment to unrelated third-parties. Additionally, during the nine months ended September 30, 2012, we sold 16 operating properties comprising 0.7 million square feet, in the East segment to unrelated third-parties. The sale of these properties resulted in gains of approximately $12.3 million and impairment losses of approximately $11.4 million. During the year ended December 31, 2011, we sold 16 operating properties to unrelated third-parties. Six of these properties were in the Central operating segment and ten were in the East operating segment, together totaling approximately 2.7 million square feet. These sales resulted in gains of approximately $12.0 million and impairment losses totaling $7.8 million.

For the three and nine months ended September 30, 2011, loss from discontinued operations includes the results of operations for properties prior to the date of sale. We included all results of these operations in “Income (loss) from discontinued operations.” For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the components of income (loss) from discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenues	$1,010	$4,957	$5,608	$14,183
Rental expenses and real estate taxes	(250)	(1,307)	(1,581)	(3,897)
Real estate related depreciation and amortization	(73)	(2,903)	(2,565)	(8,658)

Operating income	687	747	1,462	1,628
Casualty gains	—	54	70	1,298
Interest expense	—	(113)	(129)	(368)
Interest and other income (expense)	(8)	43	28	74

Operating income and other income (expense)	679	731	1,431	2,632
Gain on dispositions of real estate interests	12,227	—	12,348	—
Impairment losses	—	—	(11,422)	—

Income (loss) from discontinued operations	$12,906	$731	$2,357	$2,632

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

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of September 30, 2012, we owned approximately 92% of the outstanding equity interests in our operating partnership.

As of September 30, 2012, the Company owned interests in approximately 75.2 million square feet of properties leased to approximately 840 customers, including:

•	58.0 million square feet comprising 388 consolidated properties owned in our operating portfolio which were 91.8% occupied;

•	16.7 million square feet comprising 51 unconsolidated properties which were 84.2% occupied and operated on behalf of five institutional capital management partners;

•	0.2 million square feet comprising two consolidated properties under redevelopment; and

•	0.3 million square feet comprising two consolidated buildings in development.

The Company also has four consolidated buildings and one unconsolidated expansion project under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3 – Investment in Properties” for further detail related to our development activity.

Our primary business objectives are to maximize long-term growth in earnings and Funds from Operations, or FFO, as defined on pages 43 and 44, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

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

New development has begun to increase modestly in certain markets where fundamentals have improved more rapidly, however construction levels are still very modest in absolute terms and well below peak levels and we expect they will remain so until rental rates, other leasing fundamentals and the availability of financing improve sufficiently to justify new construction on a larger scale. With limited new supply in the near term, we expect that the operating environment will become increasingly favorable for landlords with meaningful improvement of rental and occupancy rates.

For DCT Industrial, we expect same store net operating income to be higher in 2012 than it was in 2011. The benefit of higher occupancy in 2012 is expected to be somewhat offset by the impact of declining net effective rental rates on leases signed in 2011.

In terms of capital investment, we will continue to pursue acquisitions of well-located distribution facilities at prices where we can apply our leasing experience and market knowledge to generate attractive returns. During the nine months ended September 30, 2012, we acquired 12 buildings comprising 2.0 million square feet and two parcels of land totaling approximately 60.4 acres for development for a total purchase price of approximately $128.4 million. Going forward, we will pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

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

Significant Transactions During 2012

Summary of the nine months ended September 30, 2012

•	Acquisitions

•

During the nine months ended September 30, 2012, we acquired 12 buildings comprising 2.0 million square feet in the Phoenix, Atlanta, Chicago, Houston, Miami, Dallas, New Jersey, Southern California and Seattle markets for a total purchase price of approximately $107.4 million.

•	Development Activities

•

As of September 30, 2012, seven projects were under construction in our Baltimore/Washington D.C., Chicago, Houston, Miami and Southern California markets. We have leased two buildings in Baltimore/Washington D.C. which total approximately 0.2 million square feet of which 0.1 million square feet stabilized in July 2012. During the three months ended September 30, 2012, we purchased a shell-complete building in Houston, which is now in lease up, which totals approximately 0.3 million square. We are continuing construction of an approximately 0.2 million square foot building on the first of two parcels of land we acquired last year in Miami and have began construction of another 0.2 million square foot building on the second parcel of land. These projects are expected to be shell-complete in the fourth quarter of 2012 and the second quarter of 2013, respectively, and are 90% and 74% leased, respectively. We are continuing construction of a 0.6 million square foot building on the 32.6 acre land parcel we purchased earlier this year in Chicago, which is expected to be completed in the fourth quarter of 2012. We also began construction of a 0.2 million square foot expansion of an unconsolidated building in Southern California, which is expected to be completed in the fourth quarter of 2012 and is 100% leased. Finally, we began construction of a 0.1 million square foot building, which is being built to sell in Baltimore/Washington D.C. This project is expected to be completed in 2013. The total costs incurred on these projects as of September 30, 2012 was $65.1 million.

•	Dispositions

•	During the nine months ended September 30, 2012, we sold 31 operating properties totaling approximately 2.0 million square feet to third-parties for combined gross proceeds of $85.5 million.

•	Debt Activity

•

In September 2012, we issued $90.0 million of fixed rate, senior unsecured notes through a private placement offering. These senior unsecured notes mature in September 2022 and have a fixed interest rate of 4.21%. The notes require semi-annual interest payments.

•

During the nine months ended September 30, 2012 we retired mortgage notes totaling approximately $43.0 million previously scheduled to mature in September 2012, October 2012 and January 2013 using proceeds from the Company’s senior unsecured revolving credit facility and proceeds from our equity offering.

•

In June 2012, we assumed two mortgage notes with outstanding balances of approximately $4.5 million and $2.5 million in connection with two property acquisitions. The assumed notes bear interest at 6.08% and 6.25%, respectively, and require monthly payments of principal and interest. The notes mature in August 2016 and July 2020, respectively.

•	Equity activity

•	On September 12, 2012, we issued approximately 19.0 million shares of common stock in a public offering at a price of $6.20 per share for net proceeds of $112.6 million before offering expenses.

•	Leasing Activity

The following table provides a summary of our leasing activity for the three and nine months ended September 30, 2012:

	Number of Leases Signed	Square Feet Signed	Net Effective Rent Per Square Foot(1)	GAAP Basis Rent Growth(2)	Weighted Average Lease Term(3)	Turnover Costs Per Square Foot(4)	Weighted Average Retention
		(in thousands)
Third Quarter 2012	62	3,041	$3.96	3.80%	61	$2.86	70.20%
Year to date 2012	231	12,194	$3.74	2.00%	55	$1.78	72.80%

(1)	Does not include month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(3)	GAAP basis rent growth is a ratio of the change in monthly Net Effective Rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the Net Effective Rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are excluded.
(4)	The lease term is in months. Assumes no exercise of lease renewal options, if any.
(5)	Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and does not reflect actual expenditures for the period.
(6)	Represents the weighted average square feet of tenants renewing their respective leases.

During the three months ended September 30, 2012, we signed 31 leases with free rent, which were for 1.2 million square feet of property with total concessions of $1.2 million. During the nine months ended September 30, 2012, we signed 105 leases with free rent, which were for 5.2 million square feet of property with total concessions of $4.4 million.

Customer Diversification

As of September 30, 2012, there were no customers that occupied more than 1.5% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of September 30, 2012, who occupy a combined 5.9 million square feet of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Deutsche Post World Net (DHL & Exel)	1.5%
The Glidden Company	1.3%
United Parcel Service (UPS)	1.2%
YRC, LLC	1.2%
Technicolor	1.2%
Crayola, LLC	1.1%
Iron Mountain	1.1%
The Dial Corporation	1.0%
CEVA Logistics	1.0%
United Stationers Supply Company	0.9%

Total	11.5%

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases. In the event that a tenant with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and tenant receivables.

Reports have indicated that the parent company, YRC Worldwide, Inc., of one of our top ten tenants has encountered financial difficulties and therefore has the potential to file for bankruptcy. Their subsidiary, YRC, LLC currently leases three truck terminals in infill locations of Los Angeles, at below market rents totaling $13.5 million, net of accumulated amortization as of September 30, 2012. YRC, LLC has paid all rents due and has no balances outstanding through September 30, 2012.

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

Results of Operations

Summary of the three and nine months ended September 30, 2012 compared to the same periods ended September 30, 2011

DCT Industrial Trust is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As of September 30, 2012, the Company owned interests in or had under development approximately 75.2 million square feet of properties leased to approximately 840 customers, including 16.7 million square feet managed on behalf of five institutional capital management joint venture partners. Also as of September 30, 2012, we consolidated 388 operating properties, two redevelopment properties and two development properties.

Comparison of the three months ended September 30, 2012 compared to the same period ended September 30, 2011

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 359 operating properties and was comprised of 54.3 million square feet. A discussion of these changes follows in the table below (in thousands).

	Three Months Ended September 30,
	2012	2011	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$61,454	$59,608	$1,846
Non-same store operating properties	5,677	1,149	4,528
Development and redevelopment	10	—	10
Revenues related to early lease terminations	186	252	(66)

Total rental revenues	67,327	61,009	6,318

Rental Expenses and Real Estate Taxes
Same store	17,595	16,902	693
Non-same store operating properties	1,607	278	1,329
Development and redevelopment	42	32	10

Total rental expenses and real estate taxes	19,244	17,212	2,032

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	43,859	42,706	1,153
Non-same store operating properties	4,070	871	3,199
Development and redevelopment	(32)	(32)	—
Revenues related to early lease terminations	186	252	(66)

Total property net operating income	48,083	43,797	4,286

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	937	1,004	(67)
Equity in earnings (loss) of unconsolidated joint ventures, net	1,208	(967)	2,175
Interest and other income (expense)	194	(356)	550

Total other revenue and other income (loss)	2,339	(319)	2,658

Other Expenses
Real estate related depreciation and amortization	30,862	30,495	367
Interest expense	17,299	16,515	784
General and administrative	6,838	6,346	492
Income tax (benefit) expense and other taxes	68	(56)	124

Total other expenses	55,067	53,300	1,767

Income from discontinued operations	12,906	731	12,175
Net (income) loss attributable to noncontrolling interests	(713)	1,015	(1,728)

Net income (loss) attributable to common stockholders	$7,548	$(8,076)	$15,624

(1)

Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty gains, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expenses) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. We believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 12 – Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $6.3 million, or 10.4%, for the three months ended September 30, 2012 compared to the same period in 2011, primarily due to the following changes:

•

$4.5 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties and an increase in average occupancy period over period. The average occupancy of the non-same store properties increased to 84.9% for the three months ended September 30, 2012 from 67.4% for the three months ended September 30, 2011. Since September 30, 2011, we acquired 14 operating properties and two development properties and completed development or redevelopment of two properties; and

•	$1.8 million increase in total revenue in our same store portfolio due primarily to the following:

•	$1.5 million increase in base rent primarily related to a 120 basis point increase in average occupancy period over period; and

•	$1.0 million increase in operating expense recoveries related to the increase in occupancy; which was partially offset by

•	$0.6 million decrease in other revenues primarily related to decrease in straight-line rental revenue.

The following table illustrates the various components of our total rental revenues for the three months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,
	2012	2011	$ Change
Base rent	$50,495	$45,885	$4,610
Straight-line rent	1,294	1,734	(440)
Amortization of above and below market rent intangibles	230	140	(90)
Tenant recovery income	14,425	12,346	2,079
Other	697	652	45
Revenues related to early lease terminations	186	252	(66)

Total rental revenues	$67,327	$61,009	$6,318

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $2.0 million, or 11.8%, for the three months ended September 30, 2012 compared to the same period in 2011, primarily due to:

•	$1.3 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period; and

•	$0.7 million net increase in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by increases in repairs and maintenance and property insurance.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) increased by approximately $2.7 million for the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to:

•

$2.2 million increase in equity in earnings (loss) of unconsolidated joint ventures primarily as a result of increased earnings related to increases in occupancy and a gain recorded from the sale of a property in one of our joint ventures; and

•	$0.6 million increase in interest and other income (expense) primarily related to gains as a result of foreign currency re-measurement of peso denominated cash balances.

Other Expenses

Other expenses increased by approximately $1.8 million, or 3.3%, for the three months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of:

•	$0.8 million increase in interest expense primarily due to higher average borrowings;

•

$0.5 million increase in general and administrative expenses primarily related to higher personnel costs, partially offset by increased capitalized overhead as a result of increased development, leasing and other capital activities;

•	$0.4 million increase in depreciation expense resulting from real estate acquisitions and capital additions; and

•	$0.1 million increase in income tax expense and other taxes.

Income from Discontinued Operations

Income from discontinued operations increased by $12.2 million for the three months ended September 30, 2012 as compared to the same period in 2011. This increase is primarily related to the gain on dispositions totaling $12.2 million recorded in 2012.

Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests increased by approximately $1.7 million for the three months ended September 20, 2012 as compared to the same period in 2011. This increase is related to the net loss in 2011 and net income in 2012, partially offset by a decrease in minority interest ownership percentage. We owned approximately 92% of our operating partnership as of September 30, 2012 compared to approximately 91% as of September 30, 2011.

Comparison of the nine months ended September 30, 2012 compared to the same period ended September 30, 2011

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 343 operating properties and was comprised of 52.0 million square feet. A discussion of these changes follows in the table below (in thousands).

	Nine Months Ended September 30,
	2012	2011	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$173,082	$170,439	$2,643
Non-same store operating properties	21,106	6,504	14,602
Development and redevelopment	185	—	185
Revenues related to early lease terminations	401	435	(34)

Total rental revenues	194,774	177,378	17,396

Rental Expenses and Real Estate Taxes
Same store	47,875	48,209	(334)
Non-same store operating properties	5,943	2,395	3,548
Development and redevelopment	205	100	105

Total rental expenses and real estate taxes	54,023	50,704	3,319

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	125,207	122,230	2,977
Non-same store operating properties	15,163	4,109	11,054
Development and redevelopment	(20)	(100)	80
Revenues related to early lease terminations	401	435	(34)

Total property net operating income	140,751	126,674	14,077

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	3,143	3,153	(10)
Equity in earnings (loss) of unconsolidated joint ventures, net	784	(3,450)	4,234
Interest and other income (expense)	354	(257)	611
Casualty gains	141	—	141

Total other revenue and other income (loss)	4,422	(554)	4,976

Other Expenses
Real estate related depreciation and amortization	92,112	88,181	3,931
Interest expense	51,769	46,539	5,230
General and administrative	19,136	20,465	(1,329)
Impairment losses on investments in unconsolidated joint ventures	—	1,934	(1,934)
Income tax expense and other taxes	623	105	518

Total other expenses	163,640	157,224	6,416

Income from discontinued operations	2,357	2,632	(275)
Net loss attributable to noncontrolling interests	1,870	3,385	(1,515)

Net loss attributable to common stockholders	$(14,240)	$(25,087)	$10,847

(1)

For a discussion of why we view property net operating income to be an appropriate supplemental performance measure see page 31, above. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $17.4 million, or 9.8%, for the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to the following changes:

•

$14.8 million increase in our non-same store rental revenues including development and redevelopment properties, primarily as a result of an increase in the number of properties and an increase in average occupancy period over period. The average occupancy of the non-same store properties increased to 81.1% for the nine months ended September 30, 2012 from 54.0% for the nine months ended September 30, 2011. Since September 30, 2011, we acquired 14 operating properties and two development properties and completed development or redevelopment of two properties; and

•	$2.6 million increase in total revenue in our same store portfolio due primarily to the following:

•	$4.3 million increase in base rent primarily related to a 140 basis point increase in average occupancy period over period; and

•	$1.9 million increase in operating expense recoveries resulting from higher average occupancy; which was partially offset by

•	$3.4 million decrease in revenues related to straight-line rental adjustments.

The following table illustrates the various components of our total rental revenues for the nine months ended September 30, 2012 and 2011 (in thousands).

	Nine Months Ended September 30,
	2012	2011	$ Change
Base rent	$147,875	$133,724	$14,151
Straight-line rent	4,447	6,707	(2,260)
Amortization of above and below market rent intangibles	571	296	275
Tenant recovery income	39,672	34,537	5,135
Other	1,808	1,679	129
Revenues related to early lease terminations	401	435	(34)

Total rental revenues	$194,774	$177,378	$17,396

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $3.3 million, or 6.5%, for the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to:

•

$3.7 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period; which was partially offset by

•

$0.3 million net decrease in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by decreases in repairs and maintenance and non-recoverable expenses, partially offset by increases in insurance, utilities and property taxes.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) increased by approximately $5.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to:

•

$4.2 million increase in equity in earnings (loss) of unconsolidated joint ventures primarily as a result of an increase in occupancy for two of our development joint ventures, as well as gains recognized on the sale of two properties in our unconsolidated joint ventures;

•	$0.6 million increase in interest and other income (expense) primarily related to gains as a result of foreign currency re-measurement of peso denominated cash balances; and

•	$0.1 million increase in casualty gains.

Other Expenses

Other expenses increased by approximately $6.4 million, or 4.1%, for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of:

•

$5.2 million increase in interest expense primarily due to higher average borrowings and hedge ineffectiveness recognized during the nine months ended September 30, 2012 related to our settled hedge liability (see “Notes to the Consolidated Financial Statements Note 5 – Financial Instruments and Hedging Activities” for further detail related to the hedge activity);

•	$3.9 million increase in depreciation expense resulting from real estate acquisitions and capital additions; and

•	$0.5 million increase in income tax expense and other taxes; which were partially offset by

•	$1.9 million decrease in impairment losses on unconsolidated joint ventures related to an impairment recorded in 2011 on a property sold in an unconsolidated joint venture; and

•

$1.3 million decrease in general and administrative expenses due primarily to decreased acquisition costs and higher capitalized overhead as a result of increased development, leasing and other capital activities.

Income from Discontinued Operations

Income from discontinued operations decreased by approximately $0.3 million for the nine months ended September 30, 2012 as compared the same period in 2011. This change is primarily the result of a casualty gain recorded in 2011 on a property subsequently sold, partially offset by net gains on properties sold in 2012.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by approximately $1.5 million due to a decrease of consolidated net loss, period over period, partially offset by an increase in our ownership of our operating partnership. We owned approximately 92% of our operating partnership as of September 30, 2012 compared to 91% as of September 30, 2011.

Segment Summary for the three and nine months ended September 30, 2012 compared to the same periods ended September 30, 2011

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements,

Note 11 – Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and nine months ended September 30, 2012 compared to September 30, 2011, respectively (dollar amounts and square feet in thousands).

	As of September 30,				Three Months Ended September 30,		Nine Months Ended September 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income (3)	Rental revenues(2)	Property net operating income (3)
EAST:
2012	119	21,158	87.1%	$910,127	$22,920	$16,552	$66,243	$48,840
2011	141	23,448	88.9%	999,060	21,937	16,292	64,064	46,678

Change	(22)	(2,290)	(1.8)%	$(88,933)	$983	$260	$2,179	$2,162

CENTRAL:
2012	192	26,919	93.0%	$1,047,077	$28,582	$19,927	$81,984	$57,190
2011	204	27,255	89.8%	1,053,533	25,069	17,124	73,025	50,031

Change	(12)	(336)	3.2%	$(6,456)	$3,513	$2,803	$8,959	$7,159

WEST:
2012	81	10,409	93.8%	$696,003	$15,825	$11,604	$46,547	$34,721
2011	76	9,666	91.5%	626,794	14,003	10,381	40,289	29,965

Change	5	743	2.3%	$69,209	$1,822	$1,223	$6,258	$4,756

(1)	Segment assets include all assets held by operating properties included in a segment, less non-segment cash and cash equivalents.
(2)	Segment rental revenues include operating properties and revenues from development properties. Properties which were sold or held for sale during the period are not included in these results.
(3)

For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of September 30, 2012 and 2011 (in thousands).

	September 30, 2012	September 30, 2011	Change
Segments:
East assets	$910,127	$999,060	$(88,933)
Central assets	1,047,077	1,053,533	(6,456)
West assets	696,003	626,794	69,209

Total segment net assets	2,653,207	2,679,387	(26,180)
Non-segment assets:
Non-segment cash and cash equivalents	33,863	13,266	20,597
Other non-segment assets (1)	168,186	153,800	14,386

Total assets	$2,855,256	$2,846,453	$8,803

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

East Segment

•

East Segment assets decreased by $88.9 million to $910.1 million as of September 30, 2012 as compared to $999.1 million as of September 30, 2011. This decrease is primarily the result of the disposition of 27 properties since September 30, 2011, partially offset by the acquisition of three properties and completion of development on two properties during the same period.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $0.3 million, for the three months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of the acquisitions in the East operating segment during the period.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $2.2 million, for the nine months ended September 30, 2012 as compared to the same period in 2011, of which $0.5 million is attributable to property acquisitions and the remainder of the increase is primarily a result of higher rental revenues.

Central Segment

•

Central Segment assets decreased by $6.5 million, to $1,047.1 million as of September 30, 2012 as compared to $1,053.5 million as of September 30, 2011. This decrease primarily related to the disposition of 20 properties since September 30, 2011, partially offset by the acquisition of eight properties during the same period.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $2.8 million, for the three months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of:

•

$3.5 million increase in rental revenues, of which $1.6 million is attributed to property acquisitions and $1.9 million which is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•	$0.7 million increase in operating expenses primarily comprised of the following:

•	$0.4 million increase in property taxes, of which $0.3 million was related to property taxes on acquisitions and the remainder related to increasing property tax expense on existing properties; and

•	$0.3 million increase in various other operating expenses, including repairs and maintenance.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $7.2 million, for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of:

•

$9.0 million increase in rental revenues, resulting from a $2.6 million increase due to acquisitions and a $6.4 million increase as a result of an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•

$1.8 million increase in operating expenses, including a $1.9 million increase in property taxes of which $0.6 million is related to acquisitions, partially offset by a $0.1 million decrease other operating expenses.

West Segment

•

West Segment assets increased by $69.2 million, to $696.0 million as of September 30, 2012 as compared to $626.8 million as of September 30, 2011. This increase results primarily from the acquisition of five properties since September 30, 2011.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $1.2 million for the three months ended September 30, 2012 as compared to the same period in 2011 primarily as a result of the property acquisitions during the period.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $4.8 million for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily as a result of:

•

$6.3 million increase in rental revenues, resulting from a $3.7 million increase due to acquisitions and a $2.6 million increase as a result of an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•

$1.5 million increase of operating expenses primarily related to a $1.2 million increase in property taxes, $0.5 million of which was related to an increase on property taxes from acquisitions and various other increases.

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

Cash Flows

“Cash and cash equivalents” were $37.6 million and $12.8 million as of September 30, 2012 and December 31, 2011, respectively. Net cash provided by operating activities increased by $2.1 million to $77.6 million during the nine months ended September 30, 2012 compared to $75.5 million during the same period in 2011. This change was primarily due to an increase in accounts payable during the periods.

Net cash used in investing activities decreased $87.8 million to $111.6 million during the nine months ended September 30, 2012 compared to $199.4 million during the same period in 2011. This change was primarily due to an increase in cash inflows from dispositions during 2012 totaling $81.8 million and a decrease in cash outflows related to acquisitions totaling $25.9 million, partially offset by an increase in capital expenditures of $11.1 million, an increase in contributions to and a decrease in distributions of investments in unconsolidated joint ventures together totaling $6.0 million and a decrease in other investing activities of $2.8 million.

Net cash provided by financing activities decreased by $63.1 million to $58.7 million during the nine months ended September 30, 2012 as compared to $121.8 million during the same period in 2011. This decrease was primarily due to a reduction in net debt activity year over year totaling $25.8 million, a $33.6 million payment made to settle our cash flow hedge in 2012, an increase in our dividends and distributions paid of $1.9 million to common stockholders and noncontrolling interests and an increase in redemption of noncontrolling interests totaling $2.7 million, partially offset by changes in various other financing activities.

Common Stock

As of September 30, 2012, approximately 268.7 million shares of common stock were issued and outstanding.

On March 23, 2010, we registered a “continuous equity” offering program. Pursuant to this offering, we may sell up to 20 million shares of common stock for general corporate purposes from time-to-time through March 23, 2013 in “at-the-market” offerings or certain other transactions.

On September 12, 2012, we issued approximately 19.0 million shares of common stock in a public offering at a price of $6.20 per share for net proceeds of $112.6 million before offering expenses.

Distributions

During the three and nine months ended September 30, 2012, our board of directors declared distributions to stockholders totaling approximately $20.5 million and $59.0 million, respectively, including distributions to OP unitholders. During the same periods in 2011, our board of directors declared distributions to stockholders of approximately $19.0 million and $57.7 million, respectively. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2012 and 2011.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During October 2012, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on January 10, 2013 to stockholders and OP unitholders of record as of December 28, 2012.

Outstanding Indebtedness

As of September 30, 2012 our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $54.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2011, our outstanding indebtedness of approximately $1.3 billion consisted of mortgage notes and senior unsecured notes, excluding approximately $61.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of September 30, 2012, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2011, the gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of September 30, 2012 and December 31, 2011.

Our debt instruments require monthly or quarterly payments of interest and many require, or will ultimately require, monthly or quarterly repayments of principal. Currently, cash flows from operations are sufficient to satisfy these monthly and quarterly debt service requirements, excluding principal maturities, and we anticipate that cash flows from operations will continue to be sufficient to satisfy our monthly and quarterly debt service, excluding principal maturities. During the three and nine months ended September 30, 2012, our debt service, including principal payments and refinancing activities and interest payments, totaled $30.5 million and $100.5 million, respectively. During the three and nine months ended September 30, 2011, our debt service, including principal payments and refinancing activities and interest payments, totaled $94.3 million and $201.3 million, respectively.

Debt Issuance, Payoffs and Assumptions

In September 2012, we issued $90.0 million of fixed rate, senior unsecured notes through a private placement offering. These senior unsecured notes mature in September 2022 and have a fixed interest rate of 4.21%. The notes require semi-annual interest payments.

During the nine months ended September 30, 2012 we retired mortgage notes totaling approximately $43.0 million previously scheduled to mature in September 2012, October 2012 and January 2013 using proceeds from the Company’s senior unsecured revolving credit facility and proceeds from our equity offering.

In June 2012, we assumed two non-recourse mortgage notes with outstanding balances of approximately $4.5 million and $2.5 million in connection with two property acquisitions. The assumed notes bear interest at 6.08% and 6.25%, respectively, and require monthly payments of principal and interest. The notes mature in August 2016 and July 2020, respectively.

Line of Credit

As of September 30, 2012 and December 31, 2011 we did not have any amounts outstanding on our senior unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance with as of September 30, 2012.

Interest Rate Swap

As of September 30, 2012, we did not have any swaps in place. During the three months ended September 30, 2012, we settled our forward-starting swap, which was in place to hedge the variability of cash flows associated with forecasted issuances of debt, contemporaneously with locking rates for $90.0 million of debt which we funded in September 2012. During the nine months ended September 30, 2012 we recognized $0.7 million of ineffectiveness due to the change in estimated timing of debt issuance.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, excluding unamortized premiums, as of September 30, 2012 (in thousands).

Year	Senior Unsecured Notes	Mortgage	Senior Unsecured Revolving Credit Facility	Total
2012	$—	$12,904	$—	$12,904
2013	175,000	39,519	—	214,519
2014	50,000	10,013	—	60,013
2015	215,000	48,384	—	263,384
2016	99,000	10,219	—	109,219
Thereafter	486,000	151,563	—	637,563

Total	$1,025,000	$272,602	$—	$1,297,602

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

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2012, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands).

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,638,135	$266,947	$443,182	$241,911	$686,095
Operating lease commitments	2,795	720	1,366	709	—
Ground lease commitments(3)	13,378	474	1,016	1,088	10,800

Total	$1,654,308	$268,141	$445,564	$243,708	$696,895

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $34.2 million, none of which is legally committed.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at September 30, 2012.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of September 30, 2012, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $24.9 million; $14.2 million is scheduled to mature by the end of 2012 and $10.7 million is scheduled to mature by the end of 2013. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of September 30, 2012, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $54.5 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2012	$14,218
2013	10,666
2014	4,513
2015	2,279
2016	846
Thereafter	21,947

Total	$54,469

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of net income (loss) attributable to common stockholders to FFO:
Net income (loss) attributable to common stockholders	$7,548	$(8,076)	$(14,240)	$(25,087)
Adjustments:	—	—	—	—
Real estate related depreciation and amortization	30,934	33,398	94,676	96,839
Equity in (earnings) loss of unconsolidated joint ventures, net	(1,208)	967	(784)	3,450
Equity in FFO of unconsolidated joint ventures	2,590	1,083	7,883	2,119
Impairment losses on depreciable real estate	—	—	11,422	1,934
Gain on dispositions of real estate interests	(12,227)	—	(12,348)	—
Noncontrolling interest in the above adjustments	(1,804)	(3,655)	(9,921)	(10,852)
FFO attributable to unitholders	2,276	2,413	7,377	6,936

FFO basic and diluted	$28,109	$26,130	$84,065	$75,339

FFO per common share and unit – basic and diluted	$0.10	$0.10	$0.31	$0.28

FFO weighted average common shares and units outstanding:
Common shares for earnings per share – basic	253,657	245,805	249,381	241,548
Participating securities	1,999	1,555	1,862	1,623
Units	22,335	25,011	24,003	25,260

FFO weighted average common shares, participating securities and units outstanding – basic	277,991	272,371	275,246	268,431
Dilutive common stock equivalents	663	429	618	468

FFO weighted average common shares, participating securities and units outstanding – diluted	278,654	272,800	275,864	268,899

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, in the past we have primarily used treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the nine months ended September 30, 2012 and 2011, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that occurred during 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2012, we did not have any derivates in place. In July 2012, we settled our forward-starting swap for $33.6 million which was in place to hedge the variability of cash flows associated with forecasted issuances of debt, contemporaneously with locking rates for $90.0 million of debt which was funded in September 2012. During the nine months ended September 30, 2012, we recognized $0.7 million of ineffectiveness due to the change in estimated timing of debt issuance on this hedge. As of December 31, 2011, our derivative had a fair value that resulted in a liability of $26.7 million which was included in “Other liabilities” in our Consolidated Balance Sheet.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2012, we had approximately $175.0 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% change in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the nine months ended September 30, 2012 would have increased by approximately $0.5 million. Additionally, if weighted average interest rates on our fixed rate debt were to have changed by 100 basis points due to refinancing, interest expense would have changed by approximately $8.3 million during the nine months ended September 30, 2012.

As of September 30, 2012, the estimated fair value of our debt was approximately $1.4 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2012, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

I TEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: November 2, 2012	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: November 2, 2012	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: November 2, 2012	/s/ Mark Skomal
Mark Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.