Form 10-K
period 2012-12-31
DCT Industrial Trust Inc.
filed 2013-02-21
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

As of June 30, 2012, the aggregate market value of the 245.8 million shares of voting and non-voting common stock held by non-affiliates of the registrant was $1.5 billion based on the closing sale price of $6.21 as reported on the New York Stock Exchange on June 30, 2012. (For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of February 15, 2013 there were 280,952,517 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held May 1, 2013 are incorporated by reference into Part III of this Annual Report.

DCT INDUSTRIAL TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K (“Annual Report”) that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•

national, international, regional and local economic conditions, including, in particular, the strength of the United States economic recovery and the potential impact of the financial crisis in Europe;

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

The Company

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of December 31, 2012, we owned approximately 93.3% of the outstanding equity interests in our operating partnership.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at http://investors.dctindustrial.com. The information contained on our website is not incorporated into this Annual Report. Our Common Stock is listed on the New York Stock Exchange under the symbol “DCT”.

Business Overview

Our portfolio primarily consists of high-quality, functional bulk distribution warehouses and light industrial properties. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow our customers’ efficient and flexible use of the buildings. In the future, we intend to continue to focus on properties that exhibit these characteristics in select U.S. markets where we believe we can achieve favorable returns and leverage our local expertise. We seek to maximize growth in earnings and shareholder value within the context of overall economic conditions, primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties in major distribution markets. In addition, we will recycle our capital by disposing of non-strategic, lower growth assets and reinvesting the proceeds into newly acquired or developed assets where we believe the returns will be more favorable over time.

As of December 31, 2012, the Company owned interests in approximately 75.6 million square feet of properties leased to approximately 870 customers, including:

•	58.1 million square feet comprising 399 consolidated properties owned in our operating portfolio which were 92.7% occupied;

•	14.2 million square feet comprising 45 unconsolidated properties which were 82.9% occupied and operated on behalf of four institutional capital management partners;

•	0.3 million square feet comprising four consolidated properties under redevelopment;

•	1.0 million square feet comprising three consolidated buildings in development; and

•	2.0 million square feet comprising three buildings held for sale.

As of December 31, 2012, our total consolidated portfolio consisted of 409 properties with an average size of 150,000 square feet and an average age of 20 years.

During the year ended December 31, 2012 we acquired 32 buildings. These properties were acquired for a total purchase price of $338.4 million, excluding our existing ownership of 20% in the six properties previously held by DCT Fund I (see “Notes to Consolidated Financial Statements Note 4 – Investments in and Advances to Unconsolidated Joint Ventures” for further detail related to the buyout of our joint venture partner’s interest).

During the year ended December 31, 2012, we sold 36 operating properties to third-parties for gross proceeds of approximately $155.0 million. We recognized gains of approximately $13.4 million on the disposition of 23 operating properties and recognized an impairment loss of approximately $11.4 million on the disposition of a portfolio of 13 properties in Atlanta.

We have a broadly diversified customer base. As of December 31, 2012, our consolidated properties had leases with approximately 870 customers with no single customer accounting for more than 1.6% of the total annualized base rent of our properties. Our ten largest customers occupy approximately 8.6% of our consolidated properties based on square footage and account for approximately 10.9% of the annualized base rent of these properties. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our customers. Furthermore, we are actively engaged in meeting our customers’ expansion and relocation requirements.

Our principal executive office is located at 518 Seventeenth Street, Suite 800, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Cincinnati, Ohio; Dallas, Texas; Houston, Texas; Paramus, New Jersey; Newport Beach, California; Emeryville, California; Orlando, Florida; Monterey, Mexico; and Seattle, Washington. Our website address is www.dctindustrial.com.

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

•

Profitably Acquiring Properties.    We seek to acquire properties that meet our asset, location and financial criteria at prices and potential returns which we believe are attractive. We have selected certain markets and sub-markets where we focus our efforts on identifying buildings to acquire. Acquisitions may include fully-leased buildings, vacant properties, or land where we think our leasing and development expertise can add value.

•

Selectively Pursuing New Development.    To meet current tenant demand, we continue to develop new assets in in-fill locations in select markets where rents and vacancy levels demonstrate the need for new construction. During 2012, we acquired seven land parcels for future development totaling approximately 216.4 acres and a shell-complete building totaling approximately 0.3 million square feet in Houston. Also during 2012, we stabilized one development building totaling 103,000 square feet, completed shell complete construction on two buildings, which are partially leased totaling approximately 0.7 million square feet and have three buildings under construction, which are partially leased, totaling approximately 1.0 million square feet. As of December 31, 2012, we also had two build-to-suit for sale buildings under contract. The buildings under construction, as well as the two build-to-suit for sale buildings, are all projected to be completed in 2013.

•

Recycling Capital.    We intend to selectively dispose of non-strategic assets and redeploy the proceeds into higher growth acquisition and development opportunities. In 2012, we sold $155.0 million of non-strategic assets for deployment into higher growth assets.

•

Conservatively Managing Our Balance Sheet.    We plan to maintain financial metrics, including leverage and coverage ratios on a basis consistent with our investment grade peers. In addition, we believe that a conservatively managed balance sheet provides for a competitive long-term cost of capital.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties. Although our business strategy reflects current market conditions, we believe our long-term success is supported through the following competitive strengths:

•

High-Quality Industrial Property Portfolio.    Our portfolio of industrial properties primarily consists of high-quality bulk distribution facilities in high volume leasing markets specifically designed to meet the warehousing needs of regional and national companies. The majority of our properties are specifically designed for use by major distribution users and are readily divisible to take advantage of re-tenanting opportunities. We believe that our concentration of high-quality bulk distribution properties provides us with a competitive advantage in attracting and retaining distribution users across the markets in which we operate.

•

Experienced and Committed Management Team.    Our executive management team collectively has an average of nearly 27 years commercial real estate experience and 16 years of industrial real estate experience. Additionally, our executive management team has extensive public company operating experience.

•

Strong Operating Platform.    We have a team of 74 experienced transaction and property management professionals working in twelve regional offices to maximize market opportunities through local expertise, presence and relationships. We believe successfully meeting the needs of our customers and anticipating and responding to market opportunities will result in achieving superior returns from our properties as well as the sourcing of new acquisitions and development opportunities.

•

Proven Acquisition and Disposition Capabilities.    The company has extensive experience in acquiring industrial real estate, including both smaller transactions as well as larger portfolio acquisitions. Our local market teams are an important advantage in sourcing potential marketed as well as off-market transactions. The average size of our acquisitions in 2010, 2011 and 2012 was $8.7 million per building; demonstrating our ability to access a significant pipeline of smaller acquisitions. Further, consistent with our capital recycling strategy, we have disposed of a cumulative $1.1 billion of real estate investments since inception. Our ability to acquire and sell real estate is driven by the experience of our transaction personnel and our extensive network of industry relationships within the brokerage and investor communities.

•

Extensive Development and Redevelopment Expertise.    Our local market teams have significant experience in all facets of value-add activities, ground up development, build-to-suits and redevelopment capabilities. We believe our local teams’ knowledge of our focus markets and their relationship with key market participants, including land owners, users and brokers, combined with the technical expertise required to successfully execute on complex transactions, provides us with an excellent platform to create value while appropriately managing risk.

•

Strong Industry Relationships.    We believe that our extensive network of industry relationships with the brokerage and investor communities will allow us to execute successfully our acquisition, development and capital recycling strategies. These relationships augment our ability to source acquisitions in off-market transactions outside of competitive marketing processes, capitalize on development opportunities and capture repeat business and transaction activity. Our strong relationships with local and nationally focused brokers aids in attracting and retaining customers.

•

Capital Structure.    Our capital structure provides us with sufficient financial flexibility and capacity to fund future growth. As of December 31, 2012 we had $190.0 million available under our senior unsecured revolving credit facility and 328 of our consolidated operating properties with a gross book value of $2.5 billion were unencumbered.

Operating Segments

Our operating results used to assess performance are aggregated into three reportable segments, East, Central and West, which are based on the geographical locations organized into markets by where our management and operating teams conduct and monitor business. We consider rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. See additional information in “Item 2. Properties” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements, Note 14—Segment Information.”

Competition

The market for the leasing of industrial real estate is highly competitive. We experience competition for customers from other existing assets in proximity to our buildings as well as from proposed new developments. Institutional investors, other REITs and local real estate operators generally own such properties; however no single competitor or small group of competitors is dominant in our current markets. However, as a result of competition, we may have to provide free rental periods, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.

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

As of December 31, 2012, we had 131 full-time employees.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO RECENT ECONOMIC CONDITIONS

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by weakness in the national economy as well as in the local economies where our properties are located. Specific impacts, among others, may include:

•	increased levels of tenant defaults under leases;

•	re-leasing which may require concessions, tenant improvement expenditures or reduced rental rates due to reduced demand for industrial space;

•	overbuilding which may increase vacancies;

•	adverse capital and credit market conditions may restrict our development and redevelopment activities; and

•

reduced access to credit may result in tenant defaults, non-renewals under leases or inability of potential buyers to acquire our properties held for sale, including properties held through joint ventures.

Also, to the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decline in value significantly below the amount we pay for these investments in an unstable market. The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

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

As a REIT, we must meet certain annual distribution requirements. Consequently, we are largely dependent on asset sales or external capital to fund our development and acquisition activities. Further, in order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Additionally, our ability to sell assets or access capital is dependent upon a number of factors, including general market conditions and competition from other real estate companies. To the extent that capital is not available to acquire or develop properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

Our long-term growth will partially depend upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms or acquisitions may not perform as we expect.

We acquire and intend to continue to acquire primarily high-quality generic bulk distribution warehouses and light industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to integrate our new acquisitions into our existing operations quickly and efficiently and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured credit facility, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and sales which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

We may be unable to source off-market deal flow in the future.

A key component of our growth strategy is to continue to acquire additional industrial real estate assets. Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal sales process, which can lead to higher prices. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected.

Our real estate development strategies may not be successful.

We are involved in the construction and expansion of distribution facilities and we intend to continue to pursue development and renovation activities as opportunities arise. In addition, we have entered into joint ventures to develop, have or will self-develop additional warehouse/distribution buildings on land we already own or control, and we have rights under master development agreements to acquire additional acres of land for future development activities. We will be subject to risks associated with our development and renovation activities that could adversely affect our financial condition, results of operations, cash flows, our ability to pay dividends, and/or the market price of our common stock. These risks include but are not limited to:

•	the risk that development projects in which we have invested may be abandoned and the related investment will be impaired;

•	the risk that we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the risk that we may not be able to obtain additional land on which to develop;

•

the risk that our projections of rental income and expenses, our estimates of construction costs as well as our estimates of the fair market value of the property upon completion of lease-up may be inaccurate;

•	the risk that we may not be able to obtain financing for development projects on favorable terms;

•

the risk that construction costs of a project may exceed the original estimates or that construction may not be concluded in conformity with plans, specifications and timetables, making the project less profitable than originally estimated or not profitable at all (including the possibility of contractor default and the resulting legal action to rescind the purchase or construction contract or to enforce the builder’s obligations; the effects of local weather conditions; the possibility of local or national strikes; and the possibility of shortages in materials, building supplies or energy and fuel for equipment);

•	the risk that delays in construction may give tenants the right to terminate preconstruction leases for space at a newly developed project;

•	the risk that, upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we have financed through construction loans.

Actions of our joint venture partners could negatively impact our performance.

Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures, and we intend to selectively continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

We generally seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flows and ability to pay dividends on, and/or the market price of our common stock.

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

•

enactment of laws relating to the foreign ownership of real property or mortgages and/or laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

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

The recent economic downturn has required us to recognize real estate impairment charges on some of our assets and equity investments. We conduct a comprehensive review of all our real estate assets in accordance with our policy of accounting for impairments (see further discussion of our accounting policies in “Notes to the Consolidated Financial Statements, Note 2—Summary of Significant Accounting Policies” and “Item 7—Critical Accounting Estimates”). The principal factor which has led to impairment charges in the recent past was the severe economic deterioration in many markets resulting in a decrease in leasing demand, rental rates, rising vacancies and an increase in capitalization rates.

There can be no assurance that the estimates and assumptions we use to assess impairments are accurate and will reflect actual results. A worsening real estate market or the failure for that market to continue to improve may cause us to reevaluate the assumptions used in our impairment analysis and our intent to hold, sell, develop or contribute properties. Changes in these assumptions may result in impairment charges that could adversely affect our financial condition, results of operations and our ability to pay cash dividends to our stockholders and distributions to the OP unitholders and/or the market price of our stock.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies including any material weakness in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

RISKS RELATED TO CONFLICTS OF INTEREST

Our UPREIT structure may result in potential conflicts of interest.

As of December 31, 2012, we owned 93.3% of the units of limited partnership interest in our operating partnership, or OP Units, certain unaffiliated limited partners owned 5.0% of the OP Units and certain of our officers and directors, owned the remaining 1.7% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

GENERAL REAL ESTATE RISKS

Our performance and value are subject to general economic conditions and risks associated with our real estate assets.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from, and the value of, our properties may be adversely affected by:

•	changes in general or local economic climate;

•	the attractiveness of our properties to potential customers;

•	changes in supply of or demand for similar or competing properties in an area;

•	bankruptcies, financial difficulties or lease defaults by our customers;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	changes in operating costs and expenses and our ability to control rents;

•

changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including earthquake and environmental;

•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•	periods of high interest rates and tight money supply;

•	customer turnover;

•	general overbuilding or excess supply in the market areas; and

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that future attacks impact our customers, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with other developers, owners and operators of real estate, some of which own properties similar to ours in the same markets and submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire. As a result, our financial condition, cash flows, cash available for distribution, trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

We are dependent on customers for our revenues.

Our operating results and distributable cash flows would be adversely affected if a significant number of our customers were unable to meet their lease obligations. In addition, certain of our properties are occupied by a single customer. As a result, the success of those properties will depend on the financial stability of a single customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to stockholders. A default by a customer on its lease payments could force us to find an alternative source of revenues to pay any mortgage loan on the property. In the event of a customer default, we may experience delays in enforcing our rights as landlord and may incur substantial costs, including litigation and related expenses, in protecting our investment and re-leasing our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

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

A property may incur a vacancy either by the continued default of a customer under its lease or the expiration of one of our leases. We have significant lease expirations in 2012, as outlined in “Item 2, Properties—Lease Expirations.” In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain of our properties may be specifically suited to the particular needs of a customer. We may have difficulty obtaining a new customer for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may not have funding for future tenant improvements.

When a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that we will be required to expend funds to construct new tenant improvements in the vacated space in order to attract one or more new customers. Although we intend to manage our cash position or financing availability to pay for any improvements required for re-leasing, we cannot assure our stockholders that we will have adequate sources of funding available to us for such purposes in the future.

If our customers are highly leveraged, they may have a higher possibility of filing for bankruptcy or insolvency.

Of our customers that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a customer may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues would be reduced and could cause us to reduce distributions to stockholders. We may have highly leveraged customers in the future.

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

Delays we encounter in the selection, acquisition and development of properties could adversely affect our returns. Where land is acquired for purposes of developing a new property prior to the start of construction, it will typically take 12 to 18 months to complete construction and lease up the newly completed building. Therefore, there could be delays in the payment of cash distributions attributable to those particular properties.

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

We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Moreover, as the general partner of our operating partnership, we generally will be liable for all of our operating partnership’s unsatisfied recourse obligations, including any obligations incurred by our operating partnership as the general partner of joint ventures. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay dividends, and/or the market price of our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

A number of our consolidated operating properties are located in areas that are known to be subject to earthquake activity. Properties located in active seismic areas include properties in Northern California, Southern California, Memphis, Seattle and Mexico. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity with coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

A number of our properties are located in Houston, Miami and Orlando, which are areas that are known to be subject to hurricane and/or flood risk. We carry replacement-cost hurricane and flood hazard insurance on all of our properties located in areas historically subject to such activity with coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our hurricane and flood damage insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

Contingent or unknown liabilities could adversely affect our financial condition.

We have acquired and may in the future acquire properties without any recourse, or with only limited recourse, with respect to unknown or contingent liabilities. As a result, if a claim was asserted against us based upon current or previous ownership of any of these properties or related entities, we might have to pay substantial sums to settle it which could adversely affect our cash flows. Unknown liabilities with respect to entities or properties acquired might include:

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, a single person may be held responsible for all of the clean-up costs incurred. In addition, third-parties may sue the owner or operator of a site for damages based on personal injury, natural resources, property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of a government entity for costs it may incur to address the contamination, or otherwise could adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which a property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions enforceable by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending environmental claims, of complying with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

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

We invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that may have contained or currently contain underground storage tanks used to store petroleum products, or other hazardous or toxic substances. In addition, previous or current occupants of our properties and adjacent properties may have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

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

All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by customers, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third-parties unrelated to us.

Costs of complying with governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Customers’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to customers that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third-parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions and may reduce the value of our common stock.

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

Increases in interest rates could increase the amount of our debt payments or make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and adversely affect our ability to make distributions to our stockholders.

We have incurred and may continue to incur variable rate debt whereby increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to our stockholders. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and the property securing such indebtedness may be sold on terms that are not advantageous to us or lost through foreclosure. Similarly, if debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

The terms of our senior credit facility and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2012, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

Certain provisions of Maryland law may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter would require the recommendation of our board of directors and would impose special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to third-party customers; and

•	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

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

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty; the director or officer actually received an improper personal benefit in money, property or services; or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

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

To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis or partially pay dividends in shares of our common stock to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations.

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

Certain distributions payable by corporations to individuals subject to tax as “qualified dividend income” are subject to reduced tax rates applicable to long-term capital gain. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient rather than the preferential long-term capital gain rate. Although this preferential tax rate on certain corporate distributions does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes in various circumstances. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to distribute all of our income in any given year, which would result in corporate level taxes, and we may not make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to U.S. state and local and non-U.S. taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. In addition, any net taxable income earned directly by any of our taxable REIT subsidiaries, which we refer to as TRSs, will be subject to federal and state corporate income tax. In addition, we may be subject to federal or state taxes in other various circumstances. Any taxes we pay will reduce our cash available for distribution to our stockholders.

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

Foreign investors may be subject to the Foreign Investment Real Property Tax Act, or FIRPTA, which would impose tax on certain distributions and on the sale of common stock if we are unable to qualify as a “domestically controlled” REIT or if our stock is not considered to be regularly traded on an established securities market.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% of the value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a person’s sale of stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. holder held 5% or less of our outstanding stock of that class at all times during a specified testing period. If we were to fail to so qualify as a domestically controlled qualified investment entity and our common stock were to fail to be “regularly traded,” gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity. Additionally, any distributions we make to our non-U.S. stockholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholdings, unless the recipient non-U.S. stockholder has not owned more than 5% of our common stock at any time during the year preceding the distribution.

Congress has introduced legislation that, if enacted, could cause our operating partnership to be taxable as a corporation for U.S. federal income tax purposes under the publicly traded partnership rules.

Congress has considered and the Obama administration has indicated its support for legislative proposals to treat all or part of certain income allocated to a partner by a partnership in respect of certain services provided to or for the benefit of the partnership (“carried interest revenue”) as ordinary income for U.S. federal income tax purposes. While more recent proposals would not adversely affect the character of the income for purposes of the REIT qualification tests, it is not clear what form any such final legislation would take. Additionally, while the more recent proposals purport to treat carried interest revenue as qualifying income of certain operating partnerships of publicly-traded REITs for purposes of the “qualifying income” exception to the publicly-traded partnership rules, our operating partnership may not qualify under this exception in the proposed legislation. As a result, the proposed legislation, if enacted, could cause our operating partnership to be taxable as a corporation for U.S. federal income tax purposes if it is a publicly-traded partnership and the amount of any such carried interest revenue plus any other non-qualifying income earned by our operating partnership exceeds 10% of its gross income in any taxable year.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Geographic Distribution

The following table describes the geographic diversification of our consolidated properties as of December 31, 2012.

Markets	Number of Buildings	Percent Owned (1)	Square Feet	Occupancy Percentage (2)	Annualized Base Rent (3)	Percent of Total Annualized Base Rent
			(in thousands)		(in thousands)
CONSOLIDATED OPERATING PROPERTIES:
Atlanta	37	100.0%	5,909	89.1%	$17,011	7.8%
Baltimore/Washington D.C. (4)	18	100.0%	2,160	90.3%	9,975	4.6%
Central Pennsylvania	9	100.0%	1,553	85.6%	5,386	2.5%
Memphis	8	100.0%	3,712	77.4%	7,981	3.7%
Miami	7	100.0%	812	97.6%	6,455	3.0%
Nashville	4	100.0%	1,839	89.2%	4,029	1.8%
New Jersey	12	100.0%	1,619	92.3%	8,429	3.9%
Orlando	20	100.0%	1,864	83.6%	5,872	2.7%

East Segment Subtotal	115	100.0%	19,468	86.8%	65,138	30.0%

Chicago (4)	25	100.0%	4,655	99.7%	16,310	7.5%
Cincinnati	32	100.0%	4,492	91.6%	13,571	6.2%
Columbus	12	100.0%	3,480	85.9%	7,154	3.3%
Dallas (4)	47	100.0%	5,294	91.8%	14,950	6.8%
Houston	41	100.0%	2,931	100.0%	16,826	7.7%
Indianapolis	7	100.0%	2,299	97.5%	7,595	3.5%
Louisville	4	100.0%	1,330	99.3%	4,205	1.9%
Mexico	15	100.0%	1,653	98.5%	7,031	3.2%
San Antonio	13	100.0%	1,176	97.3%	3,791	1.7%

Central Segment Subtotal	196	100.0%	27,310	94.7%	91,433	41.8%

Denver	2	100.0%	278	100.0%	891	0.4%
Northern California	26	100.0%	3,121	98.1%	17,201	7.9%
Phoenix	14	100.0%	1,717	91.6%	5,123	2.3%
Seattle	10	100.0%	1,534	100.0%	6,952	3.2%
Southern California	36	91.0%	4,704	99.7%	26,968	12.3%

West Segment Subtotal	88	96.3%	11,354	98.1%	57,135	26.1%

Total/weighted average—operating properties	399	99.3%	58,132	92.7%	213,706	97.9%

REDEVELOPMENT PROPERTIES:
Chicago	1	100.0%	105	0.0%	—	0.0%
New Jersey	1	100.0%	107	0.0%	—	0.0%
Phoenix	1	100.0%	76	0.0%	—	0.0%
Seattle	1	100.0%	26	0.0%	—	0.0%

Total/weighted average—redevelopment properties	4	100.0%	314	0.0%	—	0.0%

DEVELOPMENT PROPERTIES:
Chicago	1	100.0%	604	0.0%	—	0.0%
Baltimore/Washington D.C.	1	100.0%	76	0.0%	—	0.0%
Houston	1	100.0%	267	0.0%	—	0.0%

Total/weighted average—development properties	3	100.0%	947	0.0%	—	0.0%

HELD FOR SALE PROPERTIES:
Memphis	2	100.0%	1,439	81.3%	3,499	1.6%
Atlanta	1	100.0%	578	76.2%	1,034	0.5%

Total/weighted average—held for sale properties	3	100.0%	2,017	79.8%	4,533	2.1%

Total/weighted average—consolidated properties	409	99.3%	61,410	90.4%	$218,239	100.0%

(See footnote definitions on next page)

(1)	Percent owned is based on ownership weighted by square footage.
(2)	Based on leases commenced as of December 31, 2012.
(3)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2012, multiplied by 12.
(4)	Three of our buildings in Dallas, one building in Baltimore/Washington DC and one building in Chicago, together totaling approximately 1.4 million square feet, are subject to ground leases.

The following table describes the geographic diversification of our investments in unconsolidated properties as of December 31, 2012.

Markets	Number of Buildings	Percent Owned (1)	Square Feet	Occupancy Percentage (2)	Annualized Base Rent (3)	Percent of Total Annualized Base Rent
			(in thousands)		(in thousands)
UNCONSOLIDATED OPERATING PROPERTIES:
IDI (Chicago, Nashville, Savannah)	3	50.0%	1,423	44.8%	$1,533	3.8%
Southern California Logistics Airport (4)	6	50.0%	2,160	98.1%	6,915	16.9%

Total/weighted average—unconsolidated operating properties	9	50.0%	3,583	76.9%	8,448	20.7%

OPERATING PROPERTIES IN CO-INVESTMENT VENTURES:
Atlanta	2	3.6%	616	100.0%	2,128	5.2%
Central Pennsylvania	3	7.1%	1,110	51.0%	2,244	5.5%
Charlotte	1	3.6%	472	100.0%	1,604	3.9%
Chicago	3	17.5%	1,222	74.8%	3,525	8.6%
Cincinnati	3	13.6%	892	97.3%	2,833	6.9%
Columbus	2	5.7%	451	100.0%	1,326	3.2%
Dallas	3	15.3%	1,186	62.7%	2,525	6.2%
Denver	5	20.0%	772	95.9%	3,481	8.5%
Indianapolis	1	11.4%	475	96.2%	1,788	4.4%
Louisville	4	10.0%	736	100.0%	2,196	5.4%
Minneapolis	3	3.6%	472	50.7%	1,404	3.4%
Nashville	2	20.0%	1,020	100.0%	2,671	6.5%
New Jersey	1	3.6%	129	93.8%	369	0.9%
Northern California	1	3.6%	396	100.0%	1,188	2.9%
Orlando	2	20.0%	696	100.0%	3,168	7.8%

Total/weighted average— co-investment operating properties	36	12.4%	10,645	84.9%	32,450	79.3%

Total/weighted average—unconsolidated properties	45	21.9%	14,228	82.9%	$40,898	100.0%

(1)	Percentage owned is based on ownership weighted by square footage, if applicable.
(2)	Based on leases commenced as of December 31, 2012.
(3)	Annualized Base Rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2012, multiplied by 12.
(4)

Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

Leasing Activity

The following table provides a summary of our leasing activity for the year ended December 31, 2012.

	Number of Leases Signed	Square Feet Signed (1)	Net Effective Rent Per Square Foot (2)	GAAP Basis Rent Growth (3)	Weighted Average Lease Term (4)	Turnover Costs Per Square Foot (5)	Weighted Average Retention (6)
		(in thousands)
Year to date 2012	305	15,492	$3.81	4.6%	56	$1.83	73.4%

(1)	Does not include month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
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

(6)	Represents the weighted average square feet of customers renewing their respective leases.

During the year ended December 31, 2012, we signed 143 leases with free rent, which were for 7.4 million square feet of property with total concessions of $8.0 million.

Lease Expirations

Our industrial properties are typically leased to customers for terms ranging from 3 to 10 years with a weighted average remaining term of approximately 3.0 years as of December 31, 2012. Following is a schedule of expiring leases for our consolidated properties by square feet and by annualized minimum base rent as of December 31, 2012, assuming no exercise of lease renewal options.

Year	Number of leases expiring	Square Feet Related to Expiring Leases	Percentage of Total Square Feet	Annualized Base Rent of Expiring Leases (1)	Percentage of Total Annualized Base Rent
		(in thousands)		(in thousands)
2013 (2)	241	8,136	14.7%	$37,139	15.1%
2014	195	9,923	17.9%	40,284	16.4%
2015	162	9,004	16.2%	36,681	14.9%
2016	152	8,292	14.9%	37,080	15.1%
2017	134	7,938	14.3%	32,798	13.3%
Thereafter	155	12,231	22.0%	62,183	25.2%

Total	1,039	55,524	100.0%	$246,165	100.0%

Vacant or leased but not occupied		5,886

Total consolidated properties		61,410

(1)	Includes contractual rent changes.
(2)	Includes leases that are on month-to-month terms.

Customer Diversification

As of December 31, 2012, there were no customers that occupied more than 1.6% of our properties based on annualized base rent. The following table reflects our ten largest customers, based on annualized base rent as of December 31, 2012. These ten customers occupy a combined 5.3 million square feet or 8.6% of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Deutsche Post World Net (DHL & Excel)	1.6%
United Parcel Service (UPS)	1.2%
The Glidden Company	1.2%
YRC, LLC	1.1%
Schenker, Inc.	1.1%
Crayola LLC	1.1%
Iron Mountain	1.0%
CEVA Logistics	0.9%
United Stationers Supply Company	0.9%
The Dial Corporation	0.8%

Total	10.9%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.

Reports have indicated that the parent company, YRC Worldwide, Inc., of one of our top ten customers, has encountered financial difficulties and therefore has the potential to file for bankruptcy. Their subsidiary, YRC, LLC currently leases three truck terminals in infill locations of Los Angeles. As of December 31, 2012, included in our intangible lease liability was $13.4 million, net of accumulated amortization, related to YRC, LLC. YRC, LLC has paid all rents due and has no balances outstanding through December 31, 2012.

We continuously monitor the financial condition of our customers. We communicate often with those customers who have been late on payments or filed bankruptcy. We are not currently aware of the pending bankruptcy of any other customers beyond those described above that would individually cause a material reduction in our revenues, and no customer represents more than 5% of our annual base rent.

Industry Diversification

The table below illustrates the diversification of our consolidated portfolio by the industry classification of our customers based upon their NAICS code as of December 31, 2012, (dollar amounts in thousands).

	Number of Leases	Annualized Base Rent	Percentage of Total Annualized Base Rent	Occupied Square Feet (in thousands)	Percentage of Total Occupied Square Feet
Manufacturing	277	$67,104	30.7%	17,136	30.9%
Wholesale Trade	252	49,493	22.7%	13,058	23.5%
Transportation and Warehousing	151	37,310	17.1%	9,964	17.9%
Retail Trade	95	21,088	9.6%	5,943	10.7%
Administrative Support and Waste Management Services	59	9,938	4.6%	1,711	3.1%
Professional, Scientific and Technical Services	51	8,526	3.9%	2,599	4.7%
Media and Information	21	4,981	2.3%	976	1.8%
Rental Companies	17	3,875	1.8%	1004	1.8%
Health Care and Social Assistance	13	3,846	1.8%	622	1.1%
Other	103	12,078	5.5%	2,511	4.5%

Total	1,039	$218,239	100.0%	55,524	100.0%

Indebtedness

As of December 31, 2012, 72 of our 409 consolidated properties, with a combined gross book value of $719.0 million were encumbered by mortgage indebtedness totaling $308.7 million (excluding net premiums). See “Notes to Consolidated Financial Statements, Note 5—Outstanding Indebtedness” and the accompanying Schedule III beginning on page F-45 for additional information.

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

Quarter ended in 2012:	High	Low
December 31	$6.61	$5.98
September 30	$6.89	$5.92
June 30	$6.39	$5.50
March 31	$5.93	$4.96

Quarter ended in 2011:	High	Low
December 31	$5.22	$3.88
September 30	$5.61	$3.96
June 30	$5.89	$4.88
March 31	$5.89	$5.02

On February 15, 2013 the closing price of our Common Stock was $7.32 per share, as reported on the NYSE and there were 280,952,517 shares of Common Stock outstanding, held by approximately 2,309 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of our taxable net income to holders of our Common Stock out of legally available assets. Any future distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, maintenance of REIT qualification, applicable provisions of the MGCL and such other factors as our board of directors deems relevant.

We anticipate that, for U.S. federal income tax purposes, distributions (including certain part cash, part stock distributions) generally will be taxable to our stockholders as ordinary income, although some portion of our distributions may constitute qualified dividend income, capital gains or a return of capital.

The following table sets forth the distributions that have been declared by our board of directors on our Common Stock during the fiscal years ended December 31, 2012 and 2011.

Amount Declared During Quarter Ended in 2012:	Per Share	Date Paid
December 31,	$0.07	January 10, 2013
September 30,	0.07	October 17, 2012
June 30,	0.07	July 18, 2012
March 31,	0.07	April 18, 2012

Total 2012	$0.28

Amount Declared During Quarter Ended in 2011:	Per Share	Date Paid
December 31,	$0.07	January 12, 2012
September 30,	0.07	October 18, 2011
June 30,	0.07	July 19, 2011
March 31,	0.07	April 19, 2011

Total 2011	$0.28

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

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
DCT Industrial Trust Inc.	$100.00	$58.54	$62.19	$69.64	$70.98	$94.07
S&P 500®	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59
MSCI US REIT Index	$100.00	$62.03	$79.78	$102.50	$111.41	$131.20
FTSE NAREIT Equity Industrial Index	$100.00	$32.53	$36.49	$43.39	$41.15	$54.02

Note:	The graph covers the period from December 31, 2007 to December 31, 2012 and assumes that $100 was invested in DCT Industrial Trust Inc. Common Stock and in each index on December 31, 2007 and that all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. Certain amounts presented for the periods ended December 31, 2011, 2010, 2009 and 2008 have been reclassified to conform to the 2012 presentation. The financial data in the table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands, except per share data and building count)
Operating Data:
Rental revenues	$256,720	$231,463	$208,716	$210,924	$213,514
Total revenues	$260,779	$235,754	$212,849	$213,625	$216,437
Rental expenses and real estate taxes	$(70,826)	$(65,670)	$(62,618)	$(59,907)	$(57,410)
Property net operating income (5)	$185,894	$165,793	$146,098	$151,017	$156,104
Total operating expenses	$(215,383)	$(205,032)	$(192,396)	$(184,373)	$(178,887)
Loss from continuing operations	$(22,909)	$(37,886)	$(39,947)	$(30,218)	$(20,639)
Income (loss) from discontinued operations	$6,169	$9,043	$(3,119)	$8,504	$36,953
Gain on dispositions of real estate interests	$—	$—	$13	$5	$504
Net income (loss) attributable to common stockholders	$(15,086)	$(25,250)	$(37,830)	$(18,585)	$9,486

Earnings per Common Share—Basic and Diluted:
Income (loss) from continuing operations	$(0.08)	$(0.14)	$(0.17)	$(0.14)	$(0.13)
Income (loss) from discontinued operations	0.02	0.03	(0.01)	0.04	0.18

Net income (loss) attributable to common stockholders	$(0.06)	$(0.11)	$(0.18)	$(0.10)	$0.05

Weighted average common shares outstanding, basic and diluted	254,831	242,591	212,412	192,900	171,695

Amounts Attributable to Common Stockholders:
Income (loss) from continuing operations (1)	$(20,737)	$(33,440)	$(35,057)	$(25,991)	$(22,090)
Income (loss) from discontinued operations	5,651	8,190	(2,773)	7,406	31,576

Net income (loss) attributable to common stockholders	(15,086)	(25,250)	(37,830)	(18,585)	9,486

Distributed and undistributed earnings allocated to participating securities	(524)	(443)	(480)	(436)	(651)

	$(15,610)	$(25,693)	$(38,310)	$(19,021)	$8,835

Common Share Distributions:
Common share cash distributions, declared	$73,200	$68,789	$60,110	$59,364	$96,223
Common share cash distributions, declared per share	$0.28	$0.28	$0.28	$0.30	$0.56

Other Data:
Consolidated operating square feet	58,132	58,099	56,652	52,910	51,209
Consolidated operating buildings	399	408	390	375	370
Total consolidated buildings square feet	61,410	58,255	57,777	56,847	55,960
Total consolidated buildings	409	409	398	394	391

(See footnote definitions on page 36)

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands, except per share data and building count)
Balance Sheet Data:
Net investment in real estate	$2,910,613	$2,711,027	$2,647,186	$2,576,410	$2,605,909
Total assets	$3,057,199	$2,793,298	$2,719,889	$2,664,292	$2,703,843
Senior unsecured notes	$1,025,000	$935,000	$786,000	$625,000	$625,000
Mortgage notes	$317,314	$317,783	$425,359	$511,715	$574,634
Total liabilities	$1,583,640	$1,389,183	$1,319,051	$1,220,659	$1,302,343
Cash Flow Data:
Net cash provided by operating activities	$119,683	$106,966	$91,002	$109,749	$128,349
Net cash used in investing activities	$(299,865)	$(178,307)	$(138,334)	$(17,673)	$(42,317)
Net cash provided by (used in) financing activities	$180,044	$66,845	$45,542	$(92,637)	$(96,832)
Funds From Operations: (2)
Net income (loss) attributable to common stockholders	$(15,086)	$(25,250)	$(37,830)	$(18,585)	$9,486
Adjustments:
Real estate related depreciation and amortization	126,687	128,989	115,904	111,250	119,604
Equity in (earnings) loss of unconsolidated joint ventures, net	(1,087)	2,556	2,986	(2,698)	(2,267)
Equity in FFO of unconsolidated joint ventures	10,312	4,732	4,001	11,807	6,806
Loss on business combinations	—	—	395	10,325	—
Impairment losses on depreciable real estate	11,422	10,160	8,012	681	6,014
Gain on dispositions of real estate interests	(13,383)	(12,030)	(2,091)	(1,354)	(21,991)
Gain on dispositions of non-depreciable real estate	—	—	13	783	219
Noncontrolling interest in the operating partnership’s share of the above adjustments	(12,522)	(14,252)	(13,426)	(17,907)	(17,664)
FFO attributable to unitholders	9,743	9,901	8,678	14,881	19,795

FFO attributable to common stockholders and unitholders—basic and diluted	116,086	104,806	86,642	109,183	120,002

Adjustments:
Impairment losses on non-depreciable real estate (3)	—	—	3,992	300	4,732
Debt modification costs	—	—	1,136	—	—
Acquisition costs (3)	1,975	1,902	1,228	—	—

FFO, as adjusted, attributable to common stockholders and unitholders, basic and diluted (2)::	$118,061	$106,708	$92,998	$109,483	$124,734

FFO per common share and unit—basic and diluted	$0.41	$0.39	$0.36	$0.48	$0.58

FFO as adjusted, per common share and unit—basic and diluted (2)(4)::	$0.42	$0.40	$0.39	$0.49	$0.60

FFO weighted average common shares and units outstanding:
Common shares	254,831	242,591	212,412	192,900	171,695
Participating securities	1,896	1,601	1,689	1,535	1,106
Units	23,358	25,310	26,351	30,660	35,868

FFO weighted average common shares, participating securities and units outstanding—basic:	280,085	269,502	240,452	225,095	208,669
Dilutive common stock equivalents	623	449	357	189	3

FFO weighted average common shares and units outstanding—diluted:	280,708	269,951	240,809	225,284	208,672

(See footnote definitions on page 36)

The following table is a reconciliation of our property net operating income, or NOI, to our reported “Loss From Continuing Operations” for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Property NOI (5)	$185,894	$165,793	$146,098	$151,017	$156,104
Institutional capital management and other fees	4,059	4,291	4,133	2,701	2,924
Impairment losses	—	—	(4,100)	—	(4,314)
Real estate related depreciation and amortization	(120,047)	(113,470)	(100,416)	(95,242)	(99,679)
Casualty gains	1,554	33	—	—	—
Development profits, net of tax	307	—	—	—	—
General and administrative	(26,064)	(25,925)	(25,262)	(29,224)	(21,799)
Impairment losses on investments in unconsolidated joint ventures	—	(1,953)	(216)	(300)	(4,733)
Loss on business combinations	—	—	(395)	(10,325)	—
Equity in earnings (loss) of unconsolidated joint ventures, net	1,087	(2,556)	(2,986)	2,698	2,267
Interest expense	(69,274)	(63,645)	(56,241)	(52,022)	(52,093)
Interest and other income (expense)	291	(310)	356	1,916	1,258
Income tax expense and other taxes	(716)	(144)	(918)	(1,437)	(574)

Loss from continuing operations	$(22,909)	$(37,886)	$(39,947)	$(30,218)	$(20,639)

(1)	Includes gain on dispositions of real estate interests
(2)

We believe that net income attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental non-GAAP measure of DCT Industrial’s operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measureable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. We also present FFO excluding acquisition costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO excluding acquisition costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income as a measure of our performance.

(3)	Excluding amounts attributable to noncontrolling interests.
(4)

Under NAREIT’s definition of FFO, impairment write-downs of depreciable real estate should be excluded in calculating NAREIT FFO. In addition, impairments of in substance real estate investments in investees that are driven by measureable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures should be excluded in determining NAREIT FFO.

(5)

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. DCT is the sole general partner of, and as of December 31, 2012 owned an approximate 93.3% ownership interest in DCT Industrial Operating Partnership L.P., a Delaware limited partnership.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 38, the net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into high quality acquisitions and development opportunities which meet our asset location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.

Outlook

We seek to maximize long-term earnings growth and value within the context of overall economic conditions, primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties in major distribution markets.

Fundamentals for industrial real estate continue to modestly improve in response to general improvement in the economy. According to national statistics, net absorption (the net change in total occupied space) of industrial real estate turned positive in the second quarter of 2010 and national occupancy rates have increased each quarter since then. We expect moderate economic growth to continue throughout 2013, which should result in continued positive demand for warehouse space as companies expand their distribution and production platforms. Rental rates in our markets appeared to have bottomed and in a number of markets have begun to increase, although they do generally remain below peak levels. Rental concessions, such as free rent, have also begun to decline in most markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed in 2013 to be slightly higher than the rates on expiring leases. As positive net absorption of warehouse space continues, we expect the rental rate environment to continue to improve. According to a national research company, average market rental rates nationally are expected to continue to increase moderately in 2013 as vacancy rates drop below 10% of available supply.

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

For DCT Industrial, we expect same store net operating income to be higher in 2013 than it was in 2012, primarily as a result of higher occupancy in 2013, which is expected to be somewhat offset by the impact of declining rental rates on leases signed in 2012 compared to expiring leases, most of which were signed prior to the market downturn.

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

Inflation

Although the U.S. economy has recently experienced a slight decrease in inflation rates, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets. Most of our leases require the customers to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, most of our leases expire within five years which enables us to replace existing leases with new leases at then-existing market rates.

Summary of Significant Transactions

Significant transactions for the year ended December 31, 2012

•	Acquisitions

•

During the year ended December 31, 2012, we acquired 32 buildings totaling approximately 6.2 million square feet. These properties were acquired for a total purchase price of $338.4 million, excluding our existing ownership of 20% in the six properties previously held by DCT Fund I (see “Notes to the Consolidated Financial Statements, Note 4—Investments in and Advances to Unconsolidated Joint Ventures” for further detail related to the buyout of our joint venture partner’s interest).

•

During the year ended December 31, 2012, we acquired seven land parcels for future development which total approximately 216.4 acres located in the Chicago, Southern California, Seattle, Atlanta and Houston markets and one shell complete building totaling approximately 0.3 million square feet located in Houston. The land parcels and shell complete building were acquired from unrelated third-parties for a total purchase price of $72.1 million.

•	Development Activities

During 2012, we continued to expand our development activities. The table below represents a summary of our consolidated development activity as of December 31, 2012.

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Costs Incurred through 12/31/12	Total Projected Investment	Completion Date		Percentage Leased
				(in thousands)		(in thousands)	(in thousands)
Consolidated Development Activities:
Stabilized Developments
Dulles Summit Distribution Building C	Baltimore/ Wash D.C.
		7	1	103	100%	$8,414	$9,527	Q3-2012	(1)	100%

	Total	7	1	103	100%	8,414	9,527			100%

In Lease Up
Northwest 8 Distribution Center	Houston	16	1	267	100%	11,785	13,238	Q3-2012	(2)	100%
Dulles Summit Distribution Building E	Baltimore/ Wash D.C
		6	1	76	100%	6,409	7,123	Q3-2012	(2)	100%
DCT 55	Chicago	33	1	604	100%	23,392	27,917	Q4-2012	(2)	0%

	Total	55	3	947	100%	41,586	48,278			36%

Under Construction
DCT Commerce Center at Pan American West (Building A)	Miami	7	1	167	100%	13,251	14,354	Q1-2013	(2)	90%
DCT Commerce Center at Pan American West (Building B)	Miami	7	1	167	100%	7,771	13,001	Q2-2013	(2)	74%
Slover Logistics Center I	So. California
		28	1	652	100%	16,291	36,725	Q2-2013	(2)	100%

	Total	42	3	986	100%	37,313	64,080			94%

Total Development Activities		104	7	2,036	100%	$87,313	$121,885			67%

(1)	This is the projected stabilization date.
(2)	The completion date represents the date of building shell-completion.

As of December 31, 2012, we also had two build-to-suit under contract for sale projects underway. During the year ended December 31, 2012, we recognized development profits, net of tax of approximately $0.3 million related to the development of one 61,000 square foot project which is under contract to be sold to a third-party for a total of $8.0 million. The other project was under contract, but as development activities recently commenced, no profit was earned and recognized.

•	Dispositions

•

During the year ended December 31, 2012, we sold 36 operating properties, totaling approximately 4.1 million square feet, to third-parties for gross proceeds of approximately $155.0 million. We recognized gains of approximately $13.4 million on the disposition of 23 operating properties and recognized an impairment loss of approximately $11.4 million on the disposition of a portfolio of 13 properties in Atlanta.

•	Significant Activity with Joint Ventures

•

At the end of December 2012, we obtained a controlling interest in DCT Fund I, LLC in connection with the wind down of activities with our joint venture partner that resulted in dissolution of the joint venture and acquisition of our joint venture partner’s 80% interest in the real estate. In connection with the acquisition, our consideration totaled $97.5 million comprised of the repayment of all the ventures underlying debt, assumption of the net liabilities of the venture and a payment to our joint venture partner. The transaction was accounted for as a business combination, and as the fair value of the assets acquired was equivalent to the total consideration paid, our investment in basis and the net liabilities assumed, no gain or loss was recognized.

•	Debt Activity

•

In September 2012, we issued $90.0 million of fixed rate, senior unsecured notes through a private placement offering. These senior unsecured notes mature in September 2022 and have a fixed interest rate of 4.21%. The notes require semi-annual interest payments.

•

During the year ended December 31, 2012, we retired mortgage notes totaling approximately $64.7 million previously scheduled to mature in September 2012, October 2012, November 2012, January 2013 and January 2015, using proceeds from the our senior unsecured revolving credit facility and with proceeds from our equity offerings.

•

During the year ended December 31, 2012, we assumed four mortgage notes with outstanding balances totaling $67.1 million in connection with property acquisitions. The assumed notes bear interest at rates ranging from 5.77% to 6.25% and require monthly payments of principal and interest. The notes mature at various dates from February 2016 to July 2020. We recorded approximately $5.8 million of premiums in connection with the assumption of these notes.

•

On February 20, 2013, we entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of 5 years, extended our existing $300.0 million senior unsecured line of credit for a period of 4 years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of 2 years. We intend to borrow on this additional term loan to refinance near term scheduled maturities.

•	Equity activity

•

On September 12, 2012, we issued approximately 19.0 million shares of common stock in a public offering at a price of $6.20 per share for net proceeds of $112.6 million before offering expenses used for acquisitions and other general corporate purposes.

•

On November 20, 2012, we registered a second “continuous equity” offering program, to replace our continuous equity offering program previously registered on March 23, 2010. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through November 20, 2015 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the year ended December 31, 2012, we issued approximately 9.5 million shares through this offering, at an average price of $6.33 per share before expenses, for net proceeds of $59.2 million before offering expenses. As of December 31, 2012, 10.5 million shares remain available to be issued under this program.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for customer occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from customers that we expect to collect over the remaining lease term, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.

Tenant recovery income includes payments and amounts due from customers pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. This estimate requires significant judgment related to the lessees ability to fulfill their obligations under the leases. If a customer is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods.

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

Fair Value

Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market. Our fair value measurement is determined based on the assumptions that market participants would use to price the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy was established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). See “Notes to the Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies” for further details of our accounting policy as it relates to the fair value hierarchy.

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

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis which requires significant judgment by management. Management considers estimates such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon managements estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the estimated, reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

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

Impairment of Properties

Investments in properties classified as held for use are carried at cost and evaluated for impairment at least annually and when events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As we selectively dispose of non-strategic assets and redeploy the proceeds into higher growth assets, our intended hold period may change due to our intention to sell or otherwise dispose of an asset. As a result, we would reevaluate whether that asset is impaired. Depending on the carrying value of the property at that time and the amount that we estimate we would receive on disposal, we may record an impairment loss. Other indicators include the point at which we deem a building to be held for sale or when a building remains vacant significantly longer than expected.

For investments in properties that we intend to hold long-term, the recoverability is based on the estimated future undiscounted cash flows. If the asset carrying value is not recoverable on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset and is reflected in “Impairment losses” on the Consolidated Statements of Operations. The determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are management’s estimates and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, market supply and demand factors, historical experience, lease terms, customer’s financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of many of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in the Consolidated Financial Statements.

Investments in properties classified as held for sale are measured at the lower of their carrying amount or fair value (typically, the contracted sales price) less costs to sell. Impairment of assets held for sale is a component of “Income (loss) from discontinued operations” in the Consolidated Statements of Operations and is further detailed in “Notes to Consolidated Financial Statements Note 15—Discontinued Operations and Assets Held for Sale.”

Impairment of Investments in and Advances to Unconsolidated Joint Ventures

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary, which include but are not limited to, the age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments in the Consolidated Financial Statements.

Results of Operations

Summary of the year ended December 31, 2012 compared to the year ended December 31, 2011

As of December 31, 2012, the Company owned interests in, managed or had under development approximately 75.6 million square feet of properties leased to approximately 870 customers, including 14.2 million square feet of unconsolidated properties on behalf of four institutional capital management joint venture partners and we consolidated 399 operating properties, four redevelopment properties, three development properties and three properties which were held for sale. As of December 31, 2011, we consolidated 408 operating properties and one redevelopment property.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same-store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 337 operating properties and was comprised of 49.5 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,		$ Change	Percent Change
	2012	2011
Rental Revenues
Same store, excluding revenues related to early lease terminations	$223,611	$218,950	$4,661	2.1%
Non-same store operating properties	32,370	11,664	20,706	177.5%
Development and redevelopment	185	235	(50)	-21.3%
Revenues related to early lease terminations	554	614	(60)	-9.8%

Total rental revenues	256,720	231,463	25,257	10.9%

Rental Expenses and Real Estate Taxes
Same store	61,859	61,583	276	0.4%
Non-same store operating properties	8,735	3,830	4,905	128.1%
Development and redevelopment	232	257	(25)	-9.7%

Total rental expenses and real estate taxes	70,826	65,670	5,156	7.9%

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	161,752	157,367	4,385	2.8%
Non-same store operating properties	23,635	7,834	15,801	201.7%
Development and redevelopment	(47)	(22)	(25)	-113.6%
Revenues related to early lease terminations	554	614	(60)	-9.8%

Total property net operating income	185,894	165,793	20,101	12.1%

Other Revenue and Other Income (Loss)
Development profits, net of tax	307	—	307	100.0%
Institutional capital management and other fees	4,059	4,291	(232)	-5.4%
Equity in earnings (loss) of unconsolidated joint ventures, net	1,087	(2,556)	3,643	142.5%
Interest and other income (expense)	291	(310)	601	193.9%
Casualty gains	1,554	33	1,521	4609.1%

Total other revenue and other income	7,298	1,458	5,840	400.5%

Other Expenses
Real estate related depreciation and amortization	120,047	113,470	6,577	5.8%
Interest expense	69,274	63,645	5,629	8.8%
General and administrative	26,064	25,925	139	0.5%
Impairment losses on investments in unconsolidated joint ventures	—	1,953	(1,953)	-100.0%
Income tax expense and other taxes	716	144	572	397.2%

Total other expenses	216,101	205,137	10,964	5.3%

Income from discontinued operations	6,169	9,043	(2,874)	-31.8%
Net loss attributable to noncontrolling interests	1,654	3,593	(1,939)	-54.0%

Net loss attributable to common stockholders	$(15,086)	$(25,250)	$10,164	40.3%

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Loss from Continuing Operations,” see Page 39, above.

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $25.3 million, or 10.9%, for the year ended December 31, 2012 compared to the same period in 2011, primarily due to the following changes:

•

$20.7 million increase in our non-same store rental revenues including development and redevelopment properties, primarily as a result of an increase in the number of properties and an increase in average occupancy year over year. The average occupancy of the non-same store properties increased to 78.0% for the year ended December 31, 2012 from 65.5% for the same period in 2011. Since December 31, 2011, we acquired 29 operating properties, four redevelopment properties and completed development or redevelopment of three properties; and

•	$4.7 million increase in total revenue in our same store portfolio due primarily to the following:

•

$1.3 million increase in rental revenues, including a $5.3 million increase in base rent primarily resulting from increased rental rates and a 130 basis point increase in average occupancy year over year, partially offset by a $4.0 million decrease in revenues related to straight-line rental adjustments; and

•	$3.7 million increase in operating expense recoveries resulting from higher average occupancy.

The following table illustrates the components of our consolidated rental revenues for the years ended December 31, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2012	2011	$ Change
Base rent	$193,759	$174,216	$19,543
Straight-line rent	5,922	8,758	(2,836)
Amortization of above and below market rent intangibles	842	429	413
Tenant recovery income	54,868	46,601	8,267
Other	775	845	(70)
Revenues related to early lease terminations	554	614	(60)

Total rental revenues	$256,720	$231,463	$25,257

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $5.2 million, or 7.9%, for the year ended December 31, 2012 compared to the same period in 2011, primarily due to:

•

$4.9 million increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period ended December 31, 2012; and

•

$0.3 million increase in rental expenses and real estate taxes year over year in our same store portfolio, which was primarily driven by increases in insurance, utilities and property taxes, partially offset by decreases in repairs, maintenance and non-recoverable expenses.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) increased by approximately $5.8 million for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to:

•

$3.6 million increase in equity in earnings (loss) of unconsolidated joint ventures primarily as a result of an increase in occupancy for two of our joint ventures, as well as gains recognized on the sale of two properties in our joint ventures;

•	$1.5 million increase in casualty gains related to the amounts received from the insurance companies subsequent to December 31, 2012 for casualty events at certain properties;

•	$0.6 million increase in interest and other income (expense) primarily related to gains as a result of foreign currency re-measurement of peso denominated cash balances; and

•	$0.3 million increase in development profits, net of tax related to percentage of completion at our build-to-suit project under contract for sale; partially offset by

•	$0.2 million decrease in institutional capital management and other fees resulting from the disposition of assets from our joint ventures.

Other Expenses

Other expenses increased by approximately $11.0 million, or 5.3%, for the year ended December 31, 2012 as compared to the same period in 2011, primarily as a result of:

•	$6.6 million increase in depreciation and amortization expense, resulting from real estate acquisitions and capital additions;

•

$5.6 million increase in interest expense primarily due to higher average borrowings and $0.7 million related to hedge ineffectiveness recognized during the year ended December 31, 2012 related to our settled hedge liability (see “Notes to the Consolidated Financial Statements Note 6—Financial Instruments and Hedging Activities” for further detail related to the hedge activity); and

•	$0.6 million increase in income tax expense and other taxes; which were partially offset by

•	$2.0 million decrease in impairment losses on unconsolidated joint ventures related to an impairment recorded in 2011 on a property sold in an unconsolidated joint venture.

Income from Discontinued Operations

Income from discontinued operations decreased by approximately $2.9 million for the year ended December 31, 2012 as compared the same period in 2011. This change is primarily the result of a casualty gain recorded in 2011 on a property subsequently sold as well as higher net gains on properties sold in 2011.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by approximately $1.9 million due to a decrease of consolidated net loss, year over year, partially offset by an increase in our ownership of our operating partnership. We owned approximately 93% of our operating partnership as of December 31, 2012 compared to 90% as of December 31, 2011.

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

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. The same store portfolio for the periods presented totaled 315 buildings comprised of approximately 45.4 million square feet. A discussion of these changes follows the table (in thousands).

	Year Ended December 31,		$ Change	Percent Change
	2011	2010
Rental Revenues
Same store, excluding revenues related to early lease terminations	$198,662	$200,624	$(1,962)	-1.0%
Non-same store operating properties	31,952	6,486	25,466	392.6%
Development and redevelopment	235	964	(729)	-75.6%
Revenues related to early lease terminations	614	642	(28)	-4.4%

Total rental revenues	231,463	208,716	22,747	10.9%

Rental Expenses and Real Estate Taxes
Same store	57,146	58,345	(1,199)	-2.1%
Non-same store operating properties	8,267	2,796	5,471	195.7%
Development and redevelopment	257	1,477	(1,220)	-82.6%

Total rental expenses and real estate taxes	65,670	62,618	3,052	4.9%

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	141,516	142,279	(763)	-0.5%
Non-same store operating properties	23,685	3,690	19,995	541.9%
Development and redevelopment	(22)	(513)	491	95.7%
Revenues related to early lease terminations	614	642	(28)	-4.4%

Total property net operating income	165,793	146,098	19,695	13.5%

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	4,291	4,133	158	3.8%
Equity in loss of unconsolidated joint ventures, net	(2,556)	(2,986)	430	14.4%
Interest and other income (expense)	(310)	356	(666)	-187.1%
Casualty gains	33	—	33	100.0%
Gain on disposition of real estate interests	—	13	(13)	-100.0%

Total other revenue and other income	1,458	1,516	(58)	-3.8%

Other Expenses
Real estate related depreciation and amortization	113,470	100,416	13,054	13.0%
Interest expense	63,645	56,241	7,404	13.2%
General and administrative	25,925	25,262	663	2.6%
Impairment losses	—	4,100	(4,100)	-100.0%
Impairment losses on investments in unconsolidated joint ventures	1,953	216	1,737	804.2%
Income tax expense and other taxes	144	918	(774)	-84.3%
Loss on business combinations	—	395	(395)	-100.0%

Total other expenses	205,137	187,548	17,589	9.4%

Income (loss) from discontinued operations	9,043	(3,119)	12,162	389.9%
Net loss attributable to noncontrolling interests	3,593	5,223	(1,630)	-31.2%

Net loss attributable to common stockholders	$(25,250)	$(37,830)	$12,580	33.3%

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Loss from Continuing Operations,” see Page 39, above.

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $22.7 million, or 10.9%, for the year ended December 31, 2011 compared to the same period in 2010, primarily due to the following changes:

•

$24.7 million increase in our non-same store rental revenues including development and redevelopment properties, primarily as a result of an increase in the number of properties and an increase in average occupancy year over year. The average occupancy of the non-same store properties increased to 85.4% for the year ended December 31, 2011 from 41.9% for same period in 2010. Since December 31, 2010, we acquired 25 operating properties and two development properties; and

•	$2.0 million decrease in total revenue in our same store portfolio due primarily to the following:

•

$1.5 million decrease in revenue, including a $2.7 million decrease in base rent resulting from decreased rental rates which more than offset an increase in average occupancy of 220 basis points; partially offset by $1.2 million increase in revenues related to straight-line rental adjustments; and

•	$0.8 million decrease related to a settlement with a customer in liquidation which was recorded in 2010; which was partially offset by

•	$0.4 million increase in revenues related to lower above market rent adjustments.

The following table illustrates the components of our consolidated rental revenues for the years ended December 31, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2011	2010	$ Change
Base rent	$174,216	$159,117	$15,099
Straight-line rent	8,758	5,001	3,757
Amortization of above and below market rent intangibles	429	(37)	466
Tenant recovery income	46,601	42,279	4,322
Other	845	1,713	(868)
Revenues related to early lease terminations	614	643	(29)

Total rental revenues	$231,463	$208,716	$22,747

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $3.1 million, or 4.9%, for the year ended December 31, 2011 compared to the same period in 2010, primarily due to:

•

$4.3 million increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period; which was partially offset by

•

$1.2 million decrease in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by decreases in property taxes, repairs, maintenance and non-recoverable expenses, partially offset by increases in property insurance and utilities.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) decreased by approximately $0.1 million for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to:

•	$0.7 million decrease in interest and other income (expense), primarily as a result of an exchange rate loss from Mexico operations; partially offset by

•

$0.4 million decrease in equity in loss of unconsolidated joint ventures primarily as a result of an increase in occupancy at two of our joint ventures partially offset by an increase in depreciation of properties as development was completed; and

•

$0.2 million increase in institutional capital management and other fees as a result of a disposition fee earned on the sale of an unconsolidated joint venture property offset in part by lower asset management fees resulting from disposition of assets from our joint ventures.

Other Expenses

Other expenses increased by approximately $17.6 million, or 9.4%, for the year ended December 31, 2011 as compared to the same period in 2010, primarily as a result of:

•	$13.1 million increase in real estate depreciation and amortization expense resulting from real estate acquisitions and capital additions;

•	$7.4 million increase in interest expense primarily related to higher interest rates on debt which has been refinanced and issued since 2010, as well as higher average debt balances in 2011; and

•

$0.7 million increase in general and administrative expenses, primarily related to an increase in acquisition costs for the increased number of properties acquired during 2011; which are partially offset by

•

$2.4 million decrease in impairments from a $2.0 million impairment loss recorded on one of our investments in unconsolidated joint ventures in 2011 as compared to a $4.1 million impairment recorded on properties held for use and $0.2 million impairment loss on one of our investments in unconsolidated joint ventures recorded in 2010; and

•

$1.2 million decrease in expenses related to a $0.4 million loss on a business combination in 2010 and a $0.8 million decrease in income tax expense in 2011, related to tax benefits recognized in 2011.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations increased by approximately $12.2 million for the year ended December 31, 2011 as compared the same period in 2010. This change is primarily related to the disposition of 16 properties during 2011, which had operating income of $5.2 million, and net gain on sales totaling $3.8 million, as compared to the sale of eight properties in 2010, which had operating income of $2.8 million and net impairment of $5.9 million.

Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by approximately $1.6 million, or 31.2%, during the year ended December 31, 2011 as compared to the same period in 2010, primarily related to a decrease of consolidated net loss year over year, partially offset by an increase in our ownership of our operating partnership. We owned approximately 90.4% and 89.8% of our operating partnership as of December 31, 2011 and 2010, respectively.

Segment Summary for the years ended December 31, 2012, 2011 and 2010

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties (see “Item 2: Properties” for a listing of our properties by market broken into our reportable segments). We consider rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation related to discontinued operations. The following segment disclosures exclude the results from discontinued operations (see “Notes to the Consolidated Financial Statements, Note 15—Discontinued Operations and Assets Held for Sale” for additional information).

	As of December 31,				Year Ended December 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets (1)	Rental revenues (2)	Property net operating income (3)
EAST:
2012	117	19,651	86.0%	$875,845	$82,909	$60,665
2011	131	21,534	89.2%	$936,305	$79,920	$58,212
2010	134	22,469	87.8%	$955,276	$71,134	$50,922
CENTRAL:
2012	199	28,286	91.5%	$1,107,561	$109,918	$77,246
2011	200	26,678	91.3%	$1,021,956	$96,303	$66,284
2010	196	26,716	90.7%	$1,031,186	$94,059	$64,727
WEST:
2012	90	11,456	97.2%	$863,003	$63,893	$47,983
2011	78	10,042	91.3%	$669,591	$55,240	$41,297
2010	68	8,592	90.7%	$568,147	$43,523	$30,449

(1)

Segment assets include all assets held by operating properties included in a segment, less non-segment cash and cash equivalents. The prior year segment assets are not restated for current year discontinued operations.

(2)

Segment rental revenues include operating properties and development properties. Revenues from properties which were held for sale or sold and are included in discontinued operations during the period are not included in these results.

(3)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Loss from Continuing Operations,” see Page 39, above.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment (in thousands).

	December 31, 2012	December 31, 2011	December 31, 2010
Segment assets:
East	$875,845	$936,305	$955,276
Central	1,107,561	1,021,956	1,031,186
West	863,003	669,591	568,147

Total segment assets	2,846,409	2,627,852	2,554,609
Non-segment assets:
Non-segment cash and cash equivalents	8,653	11,624	14,071
Other non-segment assets (1)	149,285	153,822	151,209
Assets held for sale	52,852	—	—

Total assets	$3,057,199	$2,793,298	$2,719,889

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.

East Segment

•

East Segment assets decreased by approximately $60.5 million to $875.8 million as of December 31, 2012 from $936.3 million as of December 31, 2011. This decrease is primarily the result of the disposition of 20 properties and three properties held for sale at December 31, 2012, partially offset by the acquisition of seven properties and the completion of development of two properties since December 31, 2011.

•

East Segment assets decreased by approximately $19.0 million to $936.3 million as of December 31, 2011 from $955.3 million as of December 31, 2010. This decrease is primarily the result of the disposition of 10 properties, partially offset by the acquisition of seven properties since December 31, 2010.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $2.5 million, for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of:

•

$3.0 million increase in rental revenues, of which $0.9 million is attributed to property acquisitions and $2.1 million is attributed to higher rental revenues at existing properties; which was partially offset by

•

$0.5 million increase in operating expenses primarily comprised of $0.6 million increase in property taxes, of which $0.1 million was related to property taxes on acquisitions and the remainder was related to increasing property tax expense on existing properties; partially offset by various other operating expenses.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $7.3 million, for the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of:

•

$8.8 million increase in rental revenues, of which $3.7 million is attributed to property acquisitions and $5.1 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$1.5 million increase in operating expenses primarily related to $0.9 million in operating expenses on acquisitions with the remainder related to increasing operating expenses on existing properties.

Central Segment

•

Central Segment assets increased by approximately $85.6 million to $1,107.6 million as of December 31, 2012 from $1,022.0 million as of December 31, 2011. This increase is primarily the result of the acquisition of 11 properties and the completion of development of one property, partially offset by the disposition of 16 properties since December 31, 2011.

•

Central Segment assets decreased by approximately $9.2 million to $1,022.0 million as of December 31, 2011 from $1,031.2 million as of December 31, 2010. This decrease is primarily the result of the disposition of six properties partially offset by the acquisition of 10 properties since December 31, 2010.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $11.0 million, for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of:

•

$13.7 million increase in rental revenues, of which $3.7 million is attributed to property acquisitions and $10.0 million attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•

$2.7 million increase in operating expenses primarily comprised of a $2.6 million increase in property taxes, of which $0.6 million related to property taxes on acquisitions with the remainder related to an increase in recoverable property tax expense on existing properties and various other operating expenses.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $1.6 million, for the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of:

•

$2.2 million increase in rental revenues, of which $1.9 million is attributed to property acquisitions and $0.3 million is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•

$0.7 million increase in operating expenses primarily comprised of a $0.8 million increase in property taxes, of which $0.3 million related to property taxes on acquisitions with the remainder related to increasing property tax expense on existing properties and various other operating expenses.

West Segment

•

West Segment assets increased by approximately $193.4 million to $863.0 million as of December 31, 2012 from $669.6 million as of December 31, 2011. This increase is primarily the result of the acquisition of 12 properties since December 31, 2011.

•

West Segment assets increased by approximately $101.5 million to $669.6 million as of December 31, 2011 from $568.1 million as of December 31, 2010. This increase is primarily the result of the acquisition of 10 properties since December 31, 2010.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $6.7 million, for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of:

•

$8.7 million increase in rental revenues, of which $2.2 million is attributed to property acquisitions and $6.5 million which is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•

$2.0 million increase in operating expenses primarily comprised of $1.6 million increase in property taxes, of which $0.3 million related to property taxes on acquisitions and the remainder related to increases in recoverable property tax expense on existing properties and various other operating expenses.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $10.8 million, for the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of:

•

$11.7 million increase in rental revenues, of which $4.1 million is attributed to property acquisitions and $7.6 million is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•	$0.9 million increase in operating expenses of which $1.0 million related to operating expenses on acquisitions partially offset by a decrease in operating expenses on existing operating properties.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, and debt service and distributions to shareholders will include:

•	Cash flows from operations;

•	Proceeds from capital recycling, including dispositions;

•	Borrowings under our senior unsecured revolving credit facility;

•	Other forms of secured or unsecured financings;

•	Offerings of common stock or other securities;

•	Current cash balances; and

•	Distributions from institutional capital management and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equityholder distributions, capital expenditures at our properties, development funding requirements and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

Year ended December 31, 2012 compared to year ended December 31, 2011

“Cash and cash equivalents” were $12.7 million and $12.8 million as of December 31, 2012 and December 31, 2011, respectively.

The table below summarizes our cash flow activity for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	Change
Net cash provided by operating activities	$119,683	$106,966	$12,717
Net cash used in investing activities	$(299,865)	$(178,307)	$(121,558)
Net cash provided by financing activities	$180,044	$66,845	$113,199

Net cash provided by operating activities increased by $12.7 million during the year ended December 31, 2012 compared to the same period in 2011. This change was primarily due to an increase in property net operating income and a decrease in other receivables and other assets, partially offset by an overall decrease in accounts payable, accrued expenses and other liabilities during 2012.

Net cash used in investing activities increased $121.6 million during the year ended December 31, 2012 as compared to the same period in 2011. This increase was primarily due to an increase in acquisitions in 2012 as compared to 2011, which resulted in an increase in cash outflows for real estate acquisitions of $159.1 million. During 2012, there was also a $20.1 million increase in capital expenditures primarily related to our increased development activities, which includes an increase of $29.8 million in new development and expansion activities partially offset by a decrease in capital expenditures for other activities year over year. These increases were partially offset by a $47.3 million increase in proceeds from dispositions in 2012 compared to 2011 and a $12.5 million net increase in distributions of our investments in unconsolidated joint ventures.

Net cash provided by financing activities increased $113.2 million during the year ended December 31, 2012 compared to the same period in 2011. This change was primarily related to an increase of $92.2 million in net proceeds from debt activity; and an increase of $59.7 million in net proceeds from the issuance of common stock; partially offset by a $33.6 million payment made to settle our cash flow hedge in 2012; an increase of $3.3 million in our dividends paid to common stockholders and noncontrolling interests; and a $2.9 million increase in cash outflow relating to redemptions of noncontrolling interests.

Year ended December 31, 2011 compared to year ended December 31, 2010

“Cash and cash equivalents” were $12.8 million and $17.3 million as of December 31, 2011 and December 31, 2010, respectively.

	Year Ended December 31,
	2011	2010	Change
Net cash provided by operating activities	$106,966	$91,002	$15,964
Net cash used in investing activities	$(178,307)	$(138,334)	$(39,973)
Net cash provided by financing activities	$66,845	$45,542	$21,303

Net cash provided by operating activities increased by $16.0 million during the year ended December 31, 2011 compared to the same period in 2010. This change was primarily due to an increase in property net operating income and a decrease in accounts payable, accrued expenses and other liabilities during 2011.

Net cash used in investing activities increased $40.0 million during the year ended December 31, 2011 compared to same period in 2010. This increase was primarily due to an increase in acquisitions in 2011 as compared to 2010, which resulted in an increase in cash outflows for real estate acquisitions of $112.8 million. During 2011 there was also a $17.7 million increase in capital expenditures as well as a $17.7 million decrease in proceeds from repayment on notes receivable. These increases were partially offset by a $12.4 million decrease in contributions to unconsolidated joint ventures; a $87.1 million increase in proceeds from dispositions resulting from eight additional property dispositions in 2011 than in 2010; and a $12.4 million increase in distributions of investments in unconsolidated joint ventures resulting from the sale of three properties in our unconsolidated joint ventures.

Net cash provided by financing activities increased $21.3 million during the year ended December 31, 2011 compared to the same period in 2010. This change was primarily related to an increase of $90.0 million in net proceeds from issuance and repayments of senior unsecured notes; and an increase of $50.6 million in net proceeds from the issuance of common stock; partially offset by an increase of $102.0 million in net payments on the senior unsecured revolving line of credit; an increase of $9.1 million in net payments on mortgage notes; and an increase of $8.1 million in our dividends paid to common stockholders.

Common Stock

As of December 31, 2012, approximately 280.3 million shares of common stock were issued and outstanding.

On November 20, 2012, we registered a second “continuous equity” offering program, to replace our continuous equity offering program previously registered on March 23, 2010. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through November 20, 2015 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the year ended December 31, 2012, we issued approximately 9.5 million shares through this offering, at an average price of $6.33 per share before expenses, for net proceeds of $59.2 million before offering expenses. We did not issue any shares under the previously registered offering program during 2011. During the year ended December 31, 2010, we issued approximately 12.6 million shares of common stock through the previously registered offering program. As of December 31, 2012, 10.5 million shares remain available to be issued under this program.

On September 12, 2012, we issued approximately 19.0 million shares of common stock in a public offering at a price of $6.20 per share, for net proceeds of $112.6 million before offering expenses used for acquisitions and other general corporate purposes.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share, for net proceeds of $111.9 million before offering expenses.

The net proceeds from the sales of our securities are transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our offerings, including for the offerings noted above.

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

Distributions

During the years ended December 31, 2012 and 2011, our board of directors declared distributions to stockholders totaling approximately $80.2 million and $76.8 million, respectively, including distributions to OP unitholders. Existing cash balances, cash provided from operations and borrowings under our credit facility were used for distributions paid during 2012 and 2011.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During February 2013, our board of directors declared a quarterly cash dividend of $0.07 per share, payable on April 17, 2013 to stockholders of record as of April 5, 2013.

Outstanding Indebtedness

As of December 31, 2012, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2011, our outstanding indebtedness consisted of mortgage notes and senior unsecured notes and totaled approximately $1.3 billion, excluding $61.7 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of December 31, 2012, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2011, the total gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of December 31, 2012 and 2011.

Our debt instruments require monthly, quarterly or semiannual payments of interest and many require monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our debt service excluding principal maturities, which we plan to fund from refinancing and/or new debt. During the years ended December 31, 2012 and 2011, our debt payments, including principal payments and refinancing activities, interest and extinguishments, totaled $140.9 million and $222.4 million, respectively.

All of our senior unsecured notes contain certain cross-default provisions which may be triggered in the event that any material indebtedness is in default. These cross-default provisions may require us to repay such senior unsecured debt. We are not in default and do not have any unsecured debt maturities through December 31, 2013.

We have certain non-recourse, secured loans which are cross-collateralized by multiple properties. In the event of a default, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. We generally have broad substitution rights that afford DCT the opportunity to replace encumbered properties with replacement properties. We are not in default and do not have any cross-collateralized debt maturing through December 31, 2013.

In the event of default or foreclosure, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

Financing Strategy

Our charter and our bylaws do not limit the amount of debt we incur, however, we intend to operate so that our financial metrics are generally consistent with our publicly held investment grade REIT peers. The metrics we consider most significant include leverage, fixed charge coverage and net debt to earnings before interest, taxes, depreciation and amortization. We are also subject to certain covenants which may limit our outstanding indebtedness.

Debt Retirement

During the year ended December 31, 2012, we retired mortgage notes totaling approximately $64.7 million previously scheduled to mature in September 2012, October 2012, November 2012, January 2013 and January 2015, using proceeds from the Company’s senior unsecured revolving credit facility and with proceeds from our equity offerings.

Debt Issuances

In September 2012, we issued $90.0 million of fixed rate, senior unsecured notes through a private placement offering. These senior unsecured notes mature in September 2022 and have a fixed interest rate of 4.21%. The notes require semi-annual interest payments. The proceeds from these notes were used to repay outstanding indebtedness and for general corporate purposes.

Line of Credit

As of December 31, 2012, we had $110.0 million outstanding on our senior unsecured revolving credit facility and we had $190.0 million available under the unsecured revolving credit facility. As of December 31, 2011 we had no balance outstanding on our senior unsecured revolving credit facility.

On June 3, 2011 we entered in an amendment to extend the maturity date of our $300.0 million senior unsecured revolving credit facility from August 19, 2013 until June 3, 2015. This amendment also increased the number of banks included on the facility from nine to twelve and reduced the interest rate payable to either 0.65% to 1.35% over prime or 1.65% to 2.35% over LIBOR, per annum at our election, depending upon the Company’s leverage ratio. The amendment also provides us the ability, from time to time, to extend the size of the facility by up to an additional $200.0 million, to a total of $500.0 million, subject to receipt of lender commitments and other conditions. We incurred a total of approximately $2.1 million in fees paid to the creditor and third-party costs which have been deferred and will be amortized over the life of the new credit facility. Proceeds from draws on the line have been used to pay off mortgage notes and senior unsecured notes as they became due, to finance our property acquisitions and for general corporate purposes including payment of distributions. The senior unsecured revolving credit facility agreement contains various covenants with which we are in compliance with as of December 31, 2012.

2013 Debt Refinancing

On February 20, 2013, we entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of 5 years, extended our existing $300.0 million senior unsecured line of credit for a period of 4 years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of 2 years. We intend to borrow on this additional term loan to refinance near term scheduled maturities.

Debt Assumption

During the year ended December 31, 2012, we assumed four mortgage notes with outstanding balances totaling $67.1 million in connection with property acquisitions. The assumed notes bear interest at rates ranging from 5.77% to 6.25% and require monthly payments of principal and interest. The notes mature at various dates from February 2016 to July 2020. We recorded approximately $5.8 million of premiums in connection with the assumption of these notes.

Interest rate swap

As of December 31, 2012, we did not have any hedges in place. In July 2012, we settled our forward-starting swap for $33.6 million, which was in place to hedge the variability of cash flows associated with forecasted issuances of debt, contemporaneously with locking rate for $90.0 million of debt which was funded in September 2012.

Debt Maturities

The following table sets forth the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, as of December 31, 2012 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2013	$175,000	$39,913	$—	$214,913
2014	50,000	10,952	—	60,952
2015	215,000	41,077	110,000	360,077
2016	99,000	61,012	—	160,012
2017	51,000	11,586	—	62,586
Thereafter	435,000	145,428	—	580,428

Total	$1,025,000	$309,968	$110,000	$1,444,968

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2012; specifically our obligations under long-term debt agreements and operating and ground lease agreements (amounts in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	2013	2014 - 2015	2016 - 2017	Thereafter
Scheduled long-term debt maturities, including interest (2)	$1,778,267	$279,295	$531,886	$295,994	$671,092
Operating lease commitments	2,651	725	1,362	564	—
Ground lease commitments (3)	13,462	494	1,073	1,110	10,785

Total	$1,794,380	$280,514	$534,321	$297,668	$681,877

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Excluded from the total are our estimated construction costs to complete development projects of approximately $44.2 million, none of which is legally committed until work is completed

(2)	Variable interest rate payments are estimated based on the LIBOR rate at December 31, 2012.
(3)	Five of our buildings comprised of 1.4 million square feet reside on 1.7 million square feet of land which is subject to ground leases.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

As of December 31, 2012, there are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

As of December 31, 2012, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $34.3 million all of which is scheduled to mature by the end of 2017. Our proportionate share of the total construction loans of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners. We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise. As of December 31, 2012, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $45.0 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2013	$—
2014	4,513
2015	2,268
2016	843
2017	37,330
Thereafter	—

Total	$44,954

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. During the years ended December 31, 2012 and 2011, such derivatives were in place to hedge some of the variable cash flows associated with forecasted issuances of debt that were expected to occur during the period from 2011 through 2012, and to mitigate fluctuations in certain variable rate borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. In July 2012, we settled our forward-starting swap for $33.6 million which was in place to hedge the variability of cash flows associated with forecasted issuances of debt, contemporaneously with locking rates for $90.0 million of debt which was funded in September 2012. During the year ended December 31, 2012, we recognized $0.7 million of ineffectiveness due to the change in estimated timing of debt issuance on this hedge. As of December 31, 2011, our derivative had a fair value that resulted in a liability of $26.7 million which was included in “Other liabilities” in our Consolidated Balance Sheet.

Similarly, our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2012, we had approximately $285.0 million of variable rate debt outstanding indexed to LIBOR rates. If there was a 10% increase or decrease in prevailing market interest rates relevant to our remaining variable rate debt, interest expense during the year ended December 31, 2012 would have increased or decreased by approximately $0.6 million. Additionally, if weighted average interest rates on our fixed rate debt were to have increased or decreased by 100 basis points due to refinancing, interest expense would have increased or decreased by approximately $11.0 million during the year ended December 31, 2012.

As of December 31, 2012, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” on Page 68 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2012, the end of the period covered by this annual report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal year ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2012, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited DCT Industrial Trust Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 21, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2013 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2013 annual meeting of stockholders.

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

Date: February 21, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WATTLES Thomas G. Wattles	Executive Chairman and Director	February 21, 2013

/s/ PHILIP L. HAWKINS Philip L. Hawkins	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013

/s/ MATTHEW T. MURPHY Matthew T. Murphy	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2013

/s/ MARK E. SKOMAL Mark E. Skomal	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2013

/s/ MARILYN A. ALEXANDER Marilyn A. Alexander	Director	February 21, 2013

/s/ THOMAS F. AUGUST Thomas F. August	Director	February 21, 2013

/s/ JOHN S. GATES, JR. John S. Gates, Jr.	Director	February 21, 2013

/s/ RAYMOND B. GREER Raymond B. Greer	Director	February 21, 2013

/s/ TRIPP H. HARDIN Tripp H. Hardin	Director	February 21, 2013

/s/ JOHN C. O’KEEFFE John C. O’Keeffe	Director	February 21, 2013

/s/ BRUCE L. WARWICK Bruce L. Warwick	Director	February 21, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 21, 2013

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2012	2011
ASSETS
Land	$780,235	$647,552
Buildings and improvements	2,481,206	2,393,346
Intangible lease assets	78,467	84,779
Construction in progress	45,619	35,386

Total investment in properties	3,385,527	3,161,063
Less accumulated depreciation and amortization	(605,888)	(589,314)

Net investment in properties	2,779,639	2,571,749
Investments in and advances to unconsolidated joint ventures	130,974	139,278

Net investment in real estate	2,910,613	2,711,027
Cash and cash equivalents	12,696	12,834
Restricted cash	10,076	7,502
Deferred loan costs, net	6,838	8,567
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,251 and $1,256, respectively	51,179	42,349
Other assets, net	12,945	11,019
Assets held for sale	52,852	—

Total assets	$3,057,199	$2,793,298

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$57,501	$45,785
Distributions payable	21,129	19,057
Tenant prepaids and security deposits	24,395	22,864
Other liabilities	7,213	29,797
Intangible lease liability, net	20,148	18,897
Line of credit	110,000	—
Senior unsecured notes	1,025,000	935,000
Mortgage notes	317,314	317,783
Liabilities related to assets held for sale	940	—

Total liabilities	1,583,640	1,389,183

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 280,310,488 and 245,943,100 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	2,803	2,459
Additional paid-in capital	2,232,682	2,018,075
Distributions in excess of earnings	(871,655)	(783,229)
Accumulated other comprehensive loss	(34,766)	(29,336)

Total stockholders’ equity	1,329,064	1,207,969
Noncontrolling interests	144,495	196,146

Total equity	1,473,559	1,404,115

Total liabilities and equity	$3,057,199	$2,793,298

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended December 31,
	2012	2011	2010
REVENUES:
Rental revenues	$256,720	$231,463	$208,716
Institutional capital management and other fees	4,059	4,291	4,133

Total revenues	260,779	235,754	212,849

OPERATING EXPENSES:
Rental expenses	32,736	31,601	29,790
Real estate taxes	38,090	34,069	32,828
Real estate related depreciation and amortization	120,047	113,470	100,416
General and administrative	26,064	25,925	25,262
Impairment losses	—	—	4,100
Casualty gains	(1,554)	(33)	—

Total operating expenses	215,383	205,032	192,396

Operating income	45,396	30,722	20,453
OTHER INCOME AND EXPENSE:
Development profits, net of tax	307	—	—
Equity in earnings (loss) of unconsolidated joint ventures, net	1,087	(2,556)	(2,986)
Impairment losses on investments in unconsolidated joint ventures	—	(1,953)	(216)
Loss on business combinations	—	—	(395)
Interest expense	(69,274)	(63,645)	(56,241)
Interest and other income (expense)	291	(310)	356
Income tax benefit (expense) and other taxes	(716)	(144)	(918)

Loss from continuing operations	(22,909)	(37,886)	(39,947)
Income (loss) from discontinued operations	6,169	9,043	(3,119)

Loss before gain on dispostions of real estate interests	(16,740)	(28,843)	(43,066)
Gain on dispositions of real estate interests	—	—	13

Consolidated net income (loss) of DCT Industrial Trust Inc.	(16,740)	(28,843)	(43,053)
Net (income) loss attributable to noncontrolling interests	1,654	3,593	5,223

Net income (loss) attributable to common stockholders	(15,086)	(25,250)	(37,830)

Distributed and undistributed earnings allocated to participating securities	(524)	(443)	(480)

Adjusted net income (loss) attributable to common stockholders	$(15,610)	$(25,693)	$(38,310)

EARNINGS PER COMMON SHARE—BASIC AND DILUTED:
Loss from continuing operations	$(0.08)	$(0.14)	$(0.17)
Income (loss) from discontinued operations	0.02	0.03	(0.01)

Net income (loss) attributable to common stockholders	$(0.06)	$(0.11)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	254,831	242,591	212,412

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Consolidated net loss of DCT Industrial Trust Inc.	$(16,740)	$(28,843)	$(43,053)
Other Comprehensive income (loss):
Net unrealized loss on cash flow hedging derivatives	(7,453)	(16,637)	(7,491)
Realized loss related to hedging activities	741	129	2,040
Amortization of cash flow hedging derivatives	2,034	970	889

Other Comprehensive loss	(4,678)	(15,538)	(4,562)

Comprehensive loss	(21,418)	(44,381)	(47,615)
Comprehensive loss attributable to noncontrolling interests	902	5,084	5,508

Comprehensive loss attributable to common stockholders	$(20,516)	$(39,297)	$(42,107)

The accompanying notes are an integral part of these Consolidated Financial Statement

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands)

						Accumulated Other Comprehen- sive Loss
				Additional Paid-in Capital	Distributions in Excess of Earnings		Non- controlling Interests
	Total Equity	Common Stock
		Shares	Amount
Balance at December 31, 2009	$1,443,633	208,046	$2,080	$1,817,654	$(591,087)	$(11,012)	$225,998

Net loss	(43,053)	—	—	—	(37,830)	—	(5,223)
Other Comprehensive loss	(4,562)	—	—	—	—	(4,277)	(285)
Issuance of common stock, net of offering costs	59,999	12,571	126	59,873	—	—	—
Issuance of common stock, stock-based compensation plans	77	106	1	76	—	—	—
Amortization of stock-based compensation	4,827	—	—	1,479	—	—	3,348
Distributions to common stockholders and noncontrolling interests	(67,882)	—	—	—	(60,210)	—	(7,672)
Partner contributions from noncontrolling interests	8,801	—	—	—	—	—	8,801
Purchase of noncontrolling interests	—	—	—	281	—	—	(281)
Redemptions of noncontrolling interests	(1,002)	2,224	22	18,926	—	—	(19,950)

Balance at December 31, 2010	$1,400,838	222,947	$2,229	$1,898,289	$(689,127)	$(15,289)	$204,736

Net loss	(28,843)	—	—	—	(25,250)	—	(3,593)
Other Comprehensive loss	(15,538)	—	—	—	—	(14,047)	(1,491)
Issuance of common stock, net of offering costs	111,588	21,850	219	111,369	—	—	—
Issuance of common stock, stock-based compensation plans	(88)	215	2	(90)	—	—	—
Amortization of stock-based compensation	4,552	—	—	1,564	—	—	2,988
Distributions to common stockholders and noncontrolling interests	(76,848)	—	—	—	(68,852)	—	(7,996)
Issuance of noncontrolling interests	4,880	—	—	(5)	—	—	4,885
Partner contributions from noncontrolling interests	4,632	—	—	—	—	—	4,632
Purchase of noncontrolling interests	(687)	—	—	(191)	—	—	(496)
Redemptions of noncontrolling interests	(371)	931	9	7,139	—	—	(7,519)

Balance at December 31, 2011	$1,404,115	245,943	$2,459	$2,018,075	$(783,229)	$(29,336)	$196,146

Net loss	(16,740)	—	—	—	(15,086)	—	(1,654)
Other Comprehensive loss	(4,678)	—	—	—	—	(5,430)	752
Issuance of common stock, net of offering costs	171,328	28,447	284	171,044	—	—	—
Issuance of common stock, stock-based compensation plans	(288)	248	3	(291)	—	—	—
Amortization of stock-based compensation	4,311	—	—	1,811	—	—	2,500
Distributions to common stockholders and noncontrolling interests	(80,231)	—	—	—	(73,340)	—	(6,891)
Issuance of noncontrolling interests	(61)	—	—	—	—	—	(61)
Partner contributions from noncontrolling interests	30	—	—	—	—	—	30
Purchase of noncontrolling interests	(934)	—	—	(666)	—	—	(268)
Redemptions of noncontrolling interests	(3,293)	5,672	57	42,709	—	—	(46,059)

Balance at December 31, 2012	$1,473,559	280,310	$2,803	$2,232,682	$(871,655)	$(34,766)	$144,495

The accompanying notes are an integral part of these Consolidated Financial Statement

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Consolidated net loss of DCT Industrial Trust Inc.	$(16,740)	$(28,843)	$(43,053)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	126,687	128,989	115,904
Gain on dispositions of real estate interests	(13,383)	(12,030)	(2,091)
Distributions of earnings from unconsolidated joint ventures	4,808	3,267	3,470
Equity in (earnings) loss of unconsolidated joint ventures, net	(1,087)	2,556	2,986
Impairment losses	11,422	10,160	12,328
Stock-based compensation	4,311	4,552	4,827
Straight-line rent	(5,962)	(9,526)	(5,622)
Other	4,589	2,433	5,623
Changes in operating assets and liabilities:
Other receivables and other assets	1,767	(1,197)	(3,572)
Accounts payable, accrued expenses and other liabilities	3,271	6,605	202

Net cash provided by operating activities	119,683	106,966	91,002

INVESTING ACTIVITIES:
Real estate acquisitions	(360,002)	(200,909)	(88,120)
Capital expenditures and development activities	(96,141)	(76,035)	(58,361)
Proceeds from dispositions of real estate investments	153,747	106,455	19,391
Investments in unconsolidated joint ventures	(19,417)	(21,991)	(34,425)
Distributions of investments in unconsolidated joint ventures	22,877	12,941	565
Repayment of notes receivable	951	169	17,862
Other investing activities	(1,880)	1,063	4,754

Net cash used in investing activities	(299,865)	(178,307)	(138,334)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	450,000	260,500	283,000
Repayments of senior unsecured revolving line of credit	(340,000)	(311,500)	(232,000)
Proceeds from senior unsecured notes	90,000	400,000	210,000
Repayments of senior unsecured notes	—	(200,000)	(100,000)
Proceeds from mortgage notes	—	20,000	123,000
Principal payments on mortgage notes	(72,672)	(133,898)	(227,830)
Settlement of cash flow hedge	(33,550)	—	—
Proceeds from issuance of common stock, net	171,877	111,931	61,303
Offering costs for issuance of common stock and OP Units	(610)	(348)	(1,227)
Redemption of noncontrolling interests	(3,293)	(371)	(1,002)
Dividends to common stockholders	(70,921)	(67,250)	(59,151)
Distributions to noncontrolling interests	(7,056)	(7,422)	(7,802)
Contributions from noncontrolling interests	30	231	1,674
Other financing activity	(3,761)	(5,028)	(4,423)

Net cash provided by financing activities	180,044	66,845	45,542

NET DECREASE IN CASH AND CASH EQUIVALENTS	(138)	(4,496)	(1,790)
CASH AND CASH EQUIVALENTS, beginning of period	12,834	17,330	19,120

CASH AND CASH EQUIVALENTS, end of period	$12,696	$12,834	$17,330

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$64,795	$58,461	$54,532
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets, net	$51,817	$42,149	$29,927
Redemptions of OP Units settled in shares of common stock	$42,766	$7,148	$19,228
Assumption of mortgage notes in connection with real estate acquired	$73,253	$7,653	$19,556
Contributions of real estate from noncontrolling interests	$—	$4,401	$7,127
Issuance of OP Units in connection with real estate acquisition	$—	$4,885	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of December 31, 2012, we owned approximately 93.3% of the outstanding equity interests in our operating partnership.

As of December 31, 2012, the Company owned interests in approximately 75.6 million square feet of properties leased to approximately 870 customers, including:

•	58.1 million square feet comprising 399 consolidated properties owned in our operating portfolio which were 92.7% occupied;

•	14.2 million square feet comprising 45 unconsolidated properties which were 82.9% occupied and operated on behalf of four institutional capital management partners;

•	0.3 million square feet comprising four consolidated properties under redevelopment;

•	1.0 million square feet comprising three consolidated buildings in development; and

•	2.0 million square feet comprising three buildings held for sale.

The Company also has three consolidated buildings under construction, several projects in predevelopment and two build-to-suit projects under contract for sale. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties” for further detail.

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

All square feet, acres, occupancy, number of properties, number of customers and total projected investment disclosed in the notes to the Consolidated Financial Statements are unaudited.

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

Reclassifications

Certain items in our Consolidated Financial Statements for 2011 and 2010 have been reclassified to conform to the 2012 presentation.

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

Investment properties that are contributed to unconsolidated joint ventures are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture if the recognition criteria have been met and the cash received is not required to be reinvested. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in earnings (loss) of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

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

Restricted Cash

Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves and security deposits.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to “Interest expense” over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $4.5 million and $3.1 million as of December 31, 2012 and 2011, respectively. Unamortized deferred loan costs are fully amortized when debt is retired before the maturity. Our interest expense for the years ended December 31, 2012, 2011 and 2010 includes $2.1 million, $2.1 million and $2.3 million for the amortization of loan costs, respectively, including amounts related to discontinued operations.

Straight-line Rent and Other Receivables

Straight-line rent and other receivables include all straight line rent and current accounts receivable, net of allowances. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2012 and 2011, our allowance for doubtful accounts was $1.3 million and $1.3 million, respectively.

Debt

Debt consists of fixed and variable rate secured mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility. Secured mortgage notes assumed in connection with business combinations includes a premium or discount for the difference between the fair value and face value of assumed notes at the date of acquisition, and is amortized to “Interest expense” over the remaining life of the underlying notes. The aggregated premium balance, net of accumulated amortization, was approximately $7.3 million and $2.6 million as of December 31, 2012 and 2011, respectively.

Derivative Instruments and Hedging Activities

We record derivatives at fair value which are presented on a gross basis in “Other Liabilities” in our Consolidated Balance Sheets. As of December 31, 2012, we did not have any hedges in place. In July 2012, we settled our forward-starting swap for $33.6 million, which was in place to hedge the variability of cash flows associated with forecasted issuance of debt, contemporaneously with locking rate for $90.0 million of debt which was funded in September 2012.

We have historically used interest rate swaps to manage certain interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

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

Comprehensive Income (Loss)

We report comprehensive income or loss in our Consolidated Statements of Comprehensive Income. Amounts reported in “Accumulated other comprehensive income (loss)” related to settled hedging transactions will be amortized to “Interest expense” as the hedged forecasted transactions occur. Any ineffectiveness related to our hedging transactions is reported in our Consolidated Statements of Operations. See Note 6—Financial Instruments and Hedging Activities for additional information.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $5.9 million, $8.8 million and $5.0 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $53.1 million, $44.8 million and $41.0 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents and accelerated amortization due to early lease terminations was an increase of approximately $0.8 million, an increase of $0.4 million and a decrease of $37,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum base rental payment, i.e., cash monthly contractual rent, due to us from our customers under the terms of non-cancelable operating leases in effect as of December 31, 2012 were as follows (in thousands):

Year Ended December 31,	Amount
2013	$211,812
2014	184,155
2015	152,974
2016	118,966
2017	85,765
Thereafter	273,741

Total	$1,027,413

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. During the years ended December 31, 2012, 2011 and 2010, early lease termination fees were $0.6 million, $0.6 million and $0.6 million, respectively.

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

We develop certain properties for specific buyers, called build-to-suit projects. We account for these projects using the percentage of completion method, whereby the profits are recorded based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reaches a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to the costs and income and are recognized in the period in which the revisions are determined. The profit recognized from these projects is reported net of estimated taxes, when applicable, and is included in “Development profits, net of tax” in our Consolidated Statements Operations.

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

The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. We had no interest expense or penalties related to unrecognized tax benefits for the years ended December 31, 2012, 2011 or 2010. As of December 31, 2012 and 2011, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Our Federal income tax returns and various state and local jurisdictions are subject to examination by the Internal Revenue Service for the year ended December 31, 2008 and subsequent years.

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

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development, properties in pre-development and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands).

	December 31, 2012	December 31, 2011
Operating properties	$3,209,024	$3,100,172
Properties under redevelopment	14,699	4,284
Properties under development	80,008	9,525
Properties in pre-development including land held	81,796	47,082

Total Investment in Properties	3,385,527	3,161,063
Less accumulated depreciation and amortization	(605,888)	(589,314)

Net Investment in Properties	$2,779,639	$2,571,749

Acquisition Activity

2012 Acquisition Activity

During the year ended December 31, 2012, we acquired 32 buildings for a total purchase price of $338.4 million, excluding our existing ownership of 20% in the six properties previously held by DCT Fund I (see Note 4—Investments in and Advances to Unconsolidated Joint Ventures for further detail related to the buyout of our joint venture partner’s interest). We expensed as incurred acquisition costs of approximately $2.0 million during the year ended December 31, 2012, included in “General and administrative” in our Consolidated Statement of Operations. The table below represents a summary of our acquisitions during 2012.

	Market	Number of Buildings	Square Feet
East Operating Segment:	Atlanta	2	735,000
	Central Pennsylvania	1	100,000
	Memphis	1	1,039,000
	Miami	1	50,000
	New Jersey	2	194,000
Central Operating Segment:	Chicago	6	1,034,000
	Dallas	2	1,090,000
	Houston	5	522,000
West Operating Segment:	Northern California	1	337,000
	Phoenix	1	76,000
	Seattle	2	136,000
	Southern California	8	862,000

	Total	32	6,175,000

2011 Acquisition Activity

During the year ended December 31, 2011, we acquired 24 buildings and controlling interests in three buildings. These properties and controlling interests were acquired from unrelated third-parties, except as disclosed in Note 12—Related Party Transactions for a total purchase price of approximately $187.1 million. We have consolidated the three properties in which we acquired controlling interests and, as a result, we recorded $196.9 million of real estate assets on our balance sheet, in the aggregate, for these three properties and the 24 other properties that we acquired during the year ended December 31, 2011. This amount included $9.8 million attributable to the noncontrolling interests’ share of these three properties. We expensed as incurred acquisition costs of approximately $1.9 million during the year ended December 31, 2011, included in “General and administrative” in our Consolidated Statement of Operations. The table below represents a summary of our acquisitions during 2011.

	Market	Number of Buildings	Square Feet
East Operating Segment:	Atlanta	1	77,000
	Miami	1	100,000
	New Jersey	1	330,000
	Orlando	4	471,000
Central Operating Segment:	Chicago	2	263,000
	Houston	8	452,000
West Operating Segment:	Denver	1	118,000
	Northern California	1	255,000
	Phoenix	1	245,000
	Seattle	1	121,000
	Southern California	6	708,000

	Total	27	3,140,000

Development Activity

2012 Development Activity

During 2012, we continued to expand our development activities. The table below represents a summary of our consolidated development activity as of December 31, 2012.

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Costs Incurred through 12/31/12	Total Projected Investment	Completion Date		Percentage Leased
				(in thousands)		(in thousands)	(in thousands)
Stabilized Developments
Dulles Summit Distribution Building C	Baltimore/ Wash D.C.	7	1	103	100%	$8,414	$9,527	Q3-2012	(1)	100%

	Total	7	1	103	100%	8,414	9,527			100%

In Lease Up
Northwest 8 Distribution Center	Houston	16	1	267	100%	11,785	13,238	Q3-2012	(2)	100%
Dulles Summit Distribution Building E	Baltimore/ Wash D.C	6	1	76	100%	6,409	7,123	Q3-2012	(2)	100%

DCT 55	Chicago	33	1	604	100%	23,392	27,917	Q4-2012	(2)	0%

	Total	55	3	947	100%	41,586	48,278			36%

Under Construction
DCT Commerce Center at Pan American West (Building A)	Miami	7	1	167	100%	13,251	14,354	Q1-2013	(2)	90%
DCT Commerce Center at Pan American West (Building B)	Miami	7	1	167	100%	7,771	13,001	Q2-2013	(2)	74%
Slover Logistics Center I	So. California	28	1	652	100%	16,291	36,725	Q2-2013	(2)	100%

	Total	42	3	986	100%	37,313	64,080			94%

Total Development Activities		104	7	2,036	100%	$87,313	$121,885			67%

(1)	This is the projected stabilization date.
(2)	The completion date represents the date of building shell-completion.

2012 Development Profits

As of December 31, 2012, we had two build-to-suit for sale projects under contract. During the year ended December 31, 2012, we recognized development profits, net of tax of approximately $0.3 million related to the development of the Dulles Summit Lot 10 project which is under contract to be sold to a third-party for a total of $8.0 million. The 8th and Vineyard A project was under contract, but as development activities recently commenced, no profit was earned and recognized.

The table below represents a summary of our build-to-suit activity as of December 31, 2012.

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Costs Incurred through 12/31/12	Total Projected Investment	Completion Date
				(in thousands)		(in thousands)	(in thousands)
Dulles Summit Lot 10	Baltimore/ Washington D.C.	5	1	61	50%	$4,931	$7,429	Q2-2013

8th & Vineyard A	So. California	6	1	130	91%	1,891	8,960	Q4-2013

		11	2	191		$6,822	$16,389

2012 Development Acquisitions

During the year ended December 31, 2012, we acquired seven land parcels for future development which total approximately 216.4 acres located in the Chicago, Southern California, Seattle, Atlanta and Houston markets and one shell-complete building totaling approximately 0.3 million square feet in Houston. The land parcels and shell-complete building were acquired from unrelated third-parties for a total purchase price of $72.1 million.

2011 Development Acquisitions

During the year ended December 31, 2011, we acquired five land parcels which total approximately 102.2 acres located in the Houston, Miami, Cincinnati and Southern California markets. The land parcels were acquired from unrelated third-parties for a total purchase price of $25.7 million.

Disposition Activity

2012 Disposition Activity

During the year ended December 31, 2012, we sold 36 operating properties to third-parties for gross proceeds of approximately $155.0 million. We recognized gains of approximately $13.4 million on the disposition of 23 operating properties and recognized an impairment loss of approximately $11.4 million on the disposition of a portfolio of 13 properties in Atlanta. All gains and impairments associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements. The table below represents a summary of our dispositions during 2012.

	Market	Number of Buildings	Square Feet
East Operating Segment:	Atlanta	16	840,000
	Charlotte	1	80,000
	Memphis	2	1,106,000
	New Jersey	1	138,000
Central Operating Segment:	Columbus	2	821,000
	Dallas	1	85,000
	Houston	13	1,005,000

	Total	36	4,075,000

2011 Disposition Activity

During the year ended December 31, 2011, we sold 16 operating properties to third-parties for combined gross proceeds of approximately $108.3 million. Seven property sales resulted in gains of approximately $12.0 million. We recognized impairment losses totaling approximately $8.2 million on a portfolio of nine properties in Charlotte. All gains and impairments associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements. The table below represents a summary of our dispositions during 2011.

	Market	Number of Buildings	Square Feet
East Operating Segment:	Charlotte	9	925,000
	Nashville	1	988,000
Central Operating Segment:	Kansas City	1	225,000
	Minneapolis	3	356,000
	San Antonio	2	172,000

	Total	16	2,666,000

Intangible Assets

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $10.0 million, $10.8 million and $10.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Our intangible lease assets and liabilities included the following as of December 31, 2012 and 2011 (in thousands).

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$71,846	$(26,181)	$45,665	$77,692	$(38,549)	$39,143
Above market rent	$6,621	$(4,348)	$2,273	$7,087	$(5,191)	$1,896
Below market rent	$(27,590)	$7,442	$(20,148)	$(26,905)	$8,008	$(18,897)

The following table describes the estimated net amortization of such intangible assets and liabilities for the next five years and thereafter. In addition, the table describes the net impact to rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands).

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase to Rental Revenues Related to Above and Below Market Rents
2013	$9,555	$1,579
2014	8,131	1,413
2015	6,567	1,187
2016	5,149	955
2017	3,642	748
Thereafter	12,621	11,993

Total	$45,665	$17,875

Casualty Events

During 2012 and 2011, a series of storms caused damage to some of our properties which were covered by insurance for all losses, subject to our deductable. The recoveries received for damages were in excess of the sum of our incurred losses for cleanup costs and the net book value of the write off of damaged property. After all contingencies relating to the casualties were resolved, we recorded casualty gains of approximately $1.6 million and $1.3 million, during the years ended December 31, 2012 and 2011, respectively, including amounts related to discontinued operations.

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish funds or other commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following describes our unconsolidated joint ventures as of December 31, 2012 and 2011.

Unconsolidated Joint Ventures	DCT Ownership as of December 31, 2012	Number of Buildings	Unconsolidated Investments in and Advances to Unconsolidated Joint Ventures as of
			December 31, 2012	December 31, 2011
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC (1)	20.0%	13	$42,571	$45,510
TRT-DCT Venture I (2)	3.6%	14	558	548
TRT-DCT Venture II (3)	11.4%	5	1,990	2,172
TRT-DCT Venture III (1)(3)	10.0%	4	1,225	1,491
DCT Fund I LLC (4)	100.0%	—	—	(313)

Total Institutional Joint Ventures		36	46,344	49,408
Other:
Stirling Capital Investments (SCLA) (5)	50.0%	6	53,840	58,629
IDI/DCT, LLC (3)	50.0%	3	27,736	28,240
IDI/DCT Buford, LLC (land only)	75.0%	—	3,054	3,001

Total Other		9	84,630	89,870

Total		45	$130,974	$139,278

(1)

During 2012, our unconsolidated joint ventures completed dispositions of two properties in the Cincinnati and Louisville markets where our share of gross proceeds was approximately $3.7 million. We recognized gains of $1.0 million, inclusive of a previously deferred gain of approximately $0.3 million, in “Equity in earnings (loss) in unconsolidated joint ventures” in our Consolidated Statement of Operations during the year ended December 31, 2012.

(2)

During the first quarter of 2012, our joint venture partner, Dividend Capital Total Reality Trust Inc., contributed one property into TRT-DCT Venture I. As a result of this activity, we made a capital contribution totaling $0.2 million, which resulted in our equity ownership decreasing to 3.6% as of December 31, 2012, as compared to 4.4% as of December 31, 2011.

(3)

During 2011, our unconsolidated joint ventures completed dispositions of three properties in the Cincinnati, Kansas City and Northern California markets where our share of gross proceeds was approximately $13.8 million. We recognized deferred gains upon disposition of these properties totaling $0.7 million, in “Equity in earnings (loss) in unconsolidated joint ventures” in our Consolidated Statement of Operations during the year ended December 31, 2011.

(4)

At the end of December 2012, we obtained a controlling interest in DCT Fund I, LLC in connection with the wind down of activities with our joint venture partner that resulted in dissolution of the joint venture and acquisition of our joint venture partner’s 80% interest in the real estate. In connection with the acquisition, our consideration totaled $97.5 million comprised of the repayment of all the ventures underlying debt, assumption of the net liabilities of the venture and a payment to our joint venture partner. The transaction was accounted for as a business combination, and as the fair value of the assets acquired was equivalent to the total consideration paid, our investment in basis and the net liabilities assumed, no gain or loss was recognized.
(5)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Institutional Capital Management Joint Ventures

DCT/SPF Industrial Operating LLC

During 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”) that owns and operates industrial properties located in the United States. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2012 our ownership interest is 20.0%. As a result of our contribution of properties into the JP Morgan Venture in 2007, we have deferred gains of $2.7 million as of December 31, 2012, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party.

TRT-DCT Industrial Joint Ventures I, II and III

We entered into our first joint venture agreement with Dividend Capital Total Realty Trust Inc. (“DCTRT”) TRT-DCT Venture I on September 1, 2006 that owns and operates industrial properties located in the United States. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2012 our ownership interest is 3.6%. As a result of our contribution of properties into TRT-DCT Venture I in 2006, we have deferred gains of $0.4 million as of December 31, 2012, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party. No further assets are planned to be acquired by the joint venture.

We formed our second joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture II G.P. (“TRT-DCT Venture II”), on March 27, 2007, that owns and operates industrial properties located in the United States. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2012 our ownership interest is 11.4%. As a result of our contribution of properties into TRT-DCT Venture II in 2007, we have deferred gains of $0.6 million as of December 31, 2012, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party.

We formed our third joint venture agreement with DCTRT, TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”), on September 9, 2008, that owns and operates industrial properties located in the United States. TRT-DCT Venture III is also structured and funded in a manner similar to TRT-DCT Venture I. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2012 our ownership interest is 10.0%.

Development Projects in Unconsolidated Joint Ventures

SCLA

During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, or Stirling, an unrelated third-party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport (“SCLA”). We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including certain extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions. As of December 31, 2012, the SCLA joint venture owned six operating buildings comprised of 2.2 million square feet which were 98.1% occupied and an additional 202.1 acres of land available for development.

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

The following table provides unaudited selected combined financial information for unconsolidated joint ventures as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	2012	2011	2010
Real estate, net of accumulated depreciation	$630,478	$739,373	$801,048
Total assets	$651,971	$765,427	$824,188
Notes payable	$272,948	$290,983	$317,143
Total liabilities	$287,046	$368,018	$391,647
Partners’ capital	$364,926	$397,409	$432,541
Rental revenues	$66,052	$62,971	$64,322
Operating expenses	$16,343	$16,270	$16,559
Depreciation expense	$33,734	$33,769	$33,003
Interest expense	$22,117	$20,754	$20,591
Net loss	$(3,688)	$(12,767)	$(8,285)

Our aggregate investment in these partnerships at December 31, 2012 and 2011 of $131.0 million and $139.3 million, respectively, exceeds our share of the underlying equity in the net assets of our joint ventures by approximately $18.4 million and $16.7 million, respectively, primarily due to capitalized interest and other costs incurred in connection with the ventures.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 - Outstanding Indebtedness

As of December 31, 2012, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, which excludes $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2011, our outstanding indebtedness consisted of mortgage notes and senior unsecured notes and totaled approximately $1.3 billion, which excludes $61.7 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of December 31, 2012, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2011, the total gross book value of our consolidated properties was approximately $3.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of December 31, 2012 and 2011.

Our outstanding indebtedness as of December 31, 2012 is summarized below (dollars in thousands).

	Interest Rate (1)	Maturity Date	As of December 31,
			2012	2011
Senior Unsecured Notes:
8 year, fixed rate (2)	5.68%	Jan-14	$50,000	$50,000
9 year, fixed rate	5.43%	Apr-20	50,000	50,000
10 year, fixed rate (2)	5.77%	Apr-16	50,000	50,000
5 year, fixed rate (2)	6.11%	Jun-13	175,000	175,000
4 year, variable rate	2.31%	Jun-15	175,000	175,000
Private Placement 5 year, fixed rate	5.63%	Jun-15	40,000	40,000
Private Placement 7 year, fixed rate	6.31%	Jun-17	51,000	51,000
Private Placement 8 year, fixed rate	6.52%	Jun-18	41,500	41,500
Private Placement 11 year, fixed rate	6.95%	Jun-21	77,500	77,500
2011 Private Placement 5 year, fixed rate	4.02%	Aug-16	49,000	49,000
2011 Private Placement 7 year, fixed rate	4.69%	Aug-18	40,000	40,000
2011 Private Placement 8 year, fixed rate	4.97%	Aug-19	46,000	46,000
2011 Private Placement 10 year, fixed rate	5.42%	Aug-21	15,000	15,000
2011 Private Placement 11 year, fixed rate	5.50%	Aug-22	40,000	40,000
2011 Private Placement 12 year, fixed rate	5.57%	Aug-23	35,000	35,000
2012 Private Placement 10yr, fixed rate (2)	4.21%	Sep-22	90,000	—
Mortgage Notes:
Baltimore-Washington	6.25%	Sep-12	—	24,480
Willowbrook	6.84%	Sep-12	—	7,570
Greens Crossing	6.44%	Oct-12	—	6,329
Mid South Logistics Center	6.40%	Nov-12	—	11,641
Louisville Logistics Center	6.04%	Jan-13	—	5,120
111 Lake Drive.	5.79%	Apr-13	4,885	4,981
Binney & Smith Distribution Center	6.97%	Jun-13	6,154	7,058
8 year, fixed rate	4.97%	Oct-13	16,283	16,776
Shelby 5	5.69%	Dec-13	5,651	6,055
1700 Desoto	6.00%	Apr-14	3,338	3,407
10 year, fixed rate (2)	5.31%	Jan-15	36,873	47,539
Cargo Ventures	5.77%	Feb-16	54,040	—
116 Lehigh Drive	6.08%	Aug-16	4,453	—
State Highway 225	6.25%	Aug-17	6,023	—
Shelby 4	7.40%	Dec-17	739	859
Miami Commerce Center	6.91%	Oct-18	3,455	3,928
Cabot	6.17%	Mar-19	51,108	51,814
Cabot	6.11%	Feb-20	67,393	68,339
7425 Pinemont	6.25%	Jul-20	2,523	—
Rollins Road	4.25%	Dec-21	19,502	19,962
Haven A	7.29%	Oct-22	8,282	8,845
Shelby 19	6.72%	Nov-22	8,829	9,444
6th & Rochester	4.96%	Aug-23	3,394	3,630
Mohawk	5.75%	Aug-25	7,043	7,415

Weighted Avg./Totals (3)	4.98%		1,334,968	1,250,192
Premiums/Discounts, Net of Amortization (4)	N/A		7,346	2,591

Total Senior Unsecured Notes and Mortgage Notes	N/A		1,342,314	1,252,783
Senior Unsecured Revolving Credit Facility	2.11%	Jun-15	110,000	—

Total Carrying Value of Debt	N/A		$1,452,314	$1,252,783

Fixed Rate Debt (3)	5.66%		$1,159,968	$1,075,192
Premiums/Discounts, Net of Amortization (4)	N/A		7,346	2,591
Variable Rate Debt (3)	2.23%		285,000	175,000

Total Carrying Value of Debt	N/A		$1,452,314	$1,252,783

(footnotes on following page)

(1)	Interest rates for fixed rate debt are stated rates. Interest rates for variable rate debt are the interest rate charged as of the last payment in 2012.
(2)	We settled certain derivative instruments related to these notes and the settlement amount of these derivative instruments are amortized to interest expense over the life of the assigned notes.
(3)	Weighted average interest rates are based upon outstanding balances as of December 31, 2012.
(4)

Certain mortgages were assumed in conjunction with the acquisition of properties and the difference between the fair value and the face value of these notes at the date of acquisition is reflected as a premium or discount which are amortized to interest expense over the remaining life of the underlying note.

Debt Payoffs, Refinancing and Issuance

During the year ended December 31, 2012, we retired mortgage notes totaling approximately $64.7 million previously scheduled to mature in September 2012, October 2012, November 2012, January 2013 and January 2015, using proceeds from the Company’s senior unsecured revolving credit facility and with proceeds from our equity offerings.

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

On June 3, 2011, we entered into a term loan agreement with a syndicate of 12 banks, pursuant to which we borrowed $175.0 million through a senior unsecured loan. The term loan is scheduled to mature on June 3, 2015 and may be prepaid in whole or in part at any time. The term loan agreement provides for a variable interest rate based on either the base rate under the agreement or LIBOR, at our election, plus a margin that is initially based on our leverage ratio. The margins on base rate loans initially may range from 0.80% to 1.65% per annum, and the margins on LIBOR-based loans may range from 1.80% to 2.65% per annum. This loan agreement has various covenants with which we are in compliance as of December 31, 2012. We used the term loan, together with proceeds from a draw under our senior unsecured revolving credit facility, to repay our unsecured term loan that was scheduled to mature on June 6, 2011.

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

Debt Assumptions

During the year ended December 31, 2012, we assumed four mortgage notes with outstanding balances totaling $67.1 million in connection with property acquisitions. The assumed notes bear interest at rates ranging from 5.77% to 6.25% and require monthly payments of principal and interest. The notes mature at various dates from February 2016 to July 2020. We recorded approximately $5.8 million of premiums in connection with the assumption of these notes.

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

For the years ended December 31, 2012, 2011 and 2010, the amortization of all premiums/discounts resulted in a reduction of interest expense of approximately $1.0 million, $1.1 million and $1.1 million, respectively, including amounts from discontinued operations.

Line of Credit

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

As of December 31, 2012, we had $110.0 million outstanding on our senior unsecured revolving credit facility and $190.0 million available under the unsecured revolving credit facility. As of December 31, 2011, we had no balance outstanding on our senior unsecured revolving credit facility.

Capitalized Interest

During the years ended December 31, 2012, 2011 and 2010, we incurred interest expense of approximately $73.7 million, $66.9 million and $59.2 million, respectively, including amounts from discontinued operations. We capitalized approximately $4.3 million, $2.7 million and $2.2 million of interest in 2012, 2011 and 2010, respectively, associated with certain development and redevelopment, and other construction activities.

Debt Maturities

The following table sets forth the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, as of December 31, 2012 (amounts in thousands).

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2013	$175,000	$39,913	$—	$214,913
2014	50,000	10,952	—	60,952
2015	215,000	41,077	110,000	366,077
2016	99,000	61,012	—	160,012
2017	51,000	11,586	—	62,586
Thereafter	435,000	145,428	—	580,428

Total	$1,025,000	$309,968	$110,000	$1,444,968

2013 Debt Refinancing

On February 20, 2013, DCT entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of 5 years, extended our existing $300.0 million senior unsecured line of credit for a period of 4 years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of 2 years. DCT intends to borrow on this additional term loan to refinance near term scheduled maturities.

Note 6 - Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2012 and 2011, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These are our best estimates; however, they may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands).

	Balances as of December 31, 2012		Balances as of December 31, 2011
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings (1):
Senior unsecured revolving credit facility	$110,000	$110,000	$—	$—
Fixed rate debt (2)	$1,167,314	$1,306,761	$1,077,783	$1,218,321
Variable rate debt	$175,000	$176,922	$175,000	$174,979
Interest rate contracts:
Interest rate swap (3)	$—	$—	$(26,746)	$(26,746)

(1)

The fair values of our borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

(2)	The carrying amount of our fixed rate debt includes premiums and discounts as a result of the difference between the fair value and face value of debt assumed.
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

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period.

	During the Year Ended December 31,
	2012	2011
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$(26,746)	$(10,109)
Net unrealized loss included in accumulated other comprehensive loss	(6,127)	(16,637)
Realized loss recognized in interest expense	(677)	—
Cash paid for settlement of hedge	33,550	—

Ending balance at December 31	$—	$(26,746)

Hedging Activities

As of December 31, 2012, we did not have any hedges in place. In July 2012, we settled our forward-starting swap for $33.6 million, which was in place to hedge the variability of cash flows associated with forecasted issuances of debt, contemporaneously with locking rate for $90.0 million of debt which was funded in September 2012.

On a recurring basis, we measure our derivatives at fair value, which was a gross liability of approximately $26.7 million as of December 31, 2011. This amount was included in “Other Liabilities” in our Consolidated Balance Sheet. The fair value of our derivatives was determined using Level 2 and 3 inputs. We utilized a third-party derivative valuation expert to determine the fair value, including the Level 3 component of the swap liability, during each reporting period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest expense” in our Consolidated Statements of Operations. During the year ended December 31, 2012 we recognized $0.7 million of ineffectiveness due to the change in estimated timing of debt issuance. During the year ended December 31, 2011, we recognized no ineffectiveness.

During the years ended December 31, 2012 and 2011, we recorded approximately $6.8 million and $16.6 million of net unrealized losses, respectively, including the noncontrolling interests’ portions of $0.5 million and $1.6 million, respectively, in “Accumulated other comprehensive loss” as a result of the change in fair value of our outstanding hedges during the periods. As of December 31, 2012 and 2011 the “Accumulated other comprehensive loss” balance pertaining to the hedges were losses of approximately $37.2 million and $32.6 million, respectively, including the noncontrolling interests’ portion.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” over the remaining term of our debt. During the next 12 months, we estimate that approximately $4.0 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 7 - Commitments and Contingencies

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

Operating Leases

We are obligated under non-cancelable office space, ground and equipment operating leases. Approximate minimum annual rentals under operating leases are as follows (in thousands):

Year Ended December 31:	Operating Leases	Ground Leases
2013	$725	$494
2014	718	509
2015	644	564
2016	505	559
2017	59	551
Thereafter	—	10,785

Total	$2,651	$13,462

Substantially all of the office space and equipment subject to the operating leases described above are for the use at our corporate and regional offices. Rent expense recognized was approximately $0.7 million, $1.1 million and $1.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Note 8 - Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in our operating partnership and equity interests held by third-party partners in our consolidated real estate joint ventures. Our noncontrolling interests held by third-party partners in our consolidated joint ventures totaled $11.0 million and $11.7 million as of December 31, 2012 and 2011, respectively.

Noncontrolling interests representing interests in our operating partnership include preferred shares in our Mexico REIT and Cabot REIT, OP Units and LTIP units which are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in our Consolidated Balance Sheets.

OP Units

As of December 31, 2012 and 2011, we owned approximately 93.3% and 90.4%, respectively, of the outstanding equity interests of our operating partnership. Upon redemption by the unitholder, we have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During November 2011, we issued approximately 1.0 million OP units, at a price of $5.20 per share, representing a portion of the purchase price in connection with a property acquisition in the Northern California market.

During the year ended December 31, 2012, 6.2 million OP Units were redeemed for approximately $3.0 million in cash and 5.7 million shares of common stock. As of December 31, 2012 there was a total of 19.5 million OP Units outstanding with a redemption value of approximately $126.8 million based on the closing price of our common stock on December 31, 2012, all of which were redeemable for cash or stock, at our election.

During the year ended December 31, 2011, 1.0 million OP Units were redeemed for approximately $0.3 million in cash and 0.9 million shares of common stock. As of December 31, 2011, there was a total of 25.1 million OP Units outstanding with a redemption value of approximately $128.5 million based on the closing price of our common stock on December 31, 2011.

LTIP Units

We may grant limited partnership interests in our operating partnership (“LTIP Units”). LTIP Units, which we grant either as free-standing awards or together with other awards under our Long-Term Incentive Plan, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. See Note 11—Equity Based Compensation for details related to grants and redemptions of LTIP Units during the years ended December 31, 2012, 2011, and 2010.

The following table illustrates the noncontrolling interests’ share of our consolidated net income (loss) during the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2012	2011	2010
Noncontrolling interests’ share of loss from continuing operations	$2,172	$4,446	$4,877
Noncontrolling interests’ share of (income) loss from discontinued operations	(518)	(853)	346

Net (income) loss attributable to noncontrolling interests	$1,654	$3,593	$5,223

Note 9 - Stockholders’ Equity

Common Stock

As of December 31, 2012 and 2011, approximately 280.3 million and 245.9 million shares of common stock were issued and outstanding, respectively.

On November 20, 2012, we registered a second continuous equity offering program, to replace our continuous equity offering program previously registered on March 23, 2010. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through November 20, 2015 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the year ended December 31, 2012, we issued approximately 9.5 million shares through this offering, at an average price of $6.33 per share before expenses, for net proceeds of $59.2 million before offering expenses. We did not issue any shares under the previously registered offering program during 2011. As of December 31, 2012, 10.5 million shares remain available to be issued under this program.

On September 12, 2012, we issued approximately 19.0 million shares of common stock in a public offering at a price of $6.20 per share for net proceeds of $112.6 million before offering expenses used for acquisitions and other general corporate purposes.

On February 18, 2011, we issued 21.9 million shares of common stock in a public offering at a price of $5.35 per share for net proceeds of $111.9 million before offering expenses.

During the year ended December 31, 2012, we issued approximately 5.7 million shares of common stock related to the redemption of OP Units (see additional information in Note 8—Noncontrolling Interests), and approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

During the year ended December 31, 2011, we issued approximately 0.9 million shares of common stock in connection with redemptions of OP Units and approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

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

Dividend Reinvestment and Stock Purchase Plan

We offer shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan permits stockholders to acquire additional shares with quarterly dividends and to make additional cash investments to buy shares directly. Shares of common stock may be purchased in the open market, through privately negotiated transactions, or directly from us as newly issued shares of common stock. All shares issued under the Plan were either acquired in the open market or newly issued.

Preferred Shares

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2012 and 2011, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2012 and 2011, we had no outstanding shares-in-trust.

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

Amount Declared During Quarter Ended in 2012:	Per Share	Date Paid
December 31,	$0.07	January 10, 2013
September 30,	0.07	October 17, 2012
June 30,	0.07	July 18, 2012
March 31,	0.07	April 18, 2012

Total 2012	$0.28

Amount Declared During Quarter Ended in 2011:	Per Share	Date Paid
December 31,	$0.07	January 12, 2012
September 30,	0.07	October 18, 2011
June 30,	0.07	July 19, 2011
March 31,	0.07	April 19, 2011

Total 2011	$0.28

Amount Declared During Quarter Ended in 2010:	Per Share	Date Paid
December 31,	$0.07	January 13, 2011
September 30,	0.07	October 14, 2010
June 30,	0.07	July 15, 2010
March 31,	0.07	April 15, 2010

Total 2010	$0.28

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

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands except per share information):

	For the year ended December 31,
	2012	2011	2010
Earnings per Common share—Basic and Diluted
Numerator
Loss from continuing operations	$(22,909)	$(37,886)	$(39,947)
Gain on dispostions of real estate interests	—	—	13
(Income) loss from continuing operations attributable to noncontrolling interests	2,172	4,446	4,877

Loss from continuing operations attributable to common stockholders	(20,737)	(33,440)	(35,057)
Less: Distributed and undistributed earnings allocated to participating securities	(524)	(443)	(480)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(21,261)	(33,883)	(35,537)

Income (loss) from discontinued operations	6,169	9,043	(3,119)
Noncontrolling interests’ share of (income ) loss from discontinued operations	(518)	(853)	346

Numerator for income (loss) from discontinued operations attributable to common stockholders	5,651	8,190	(2,773)

Adjusted net income (loss) attributable to common stockholders	$(15,610)	$(25,693)	$(38,310)

Denominator
Weighted average common shares outstanding—basic and dilutive	254,831	242,591	212,412

Earnings per Common Share—Basic and Diluted
Loss from continuing operations	$(0.08)	$(0.14)	$(0.17)
Income (loss) from discontinued operations	0.02	0.03	(0.01)

Net income (loss) attributable to common stockholders	$(0.06)	$(0.11)	$(0.18)

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.5 million, 5.7 million and 5.5 million stock options and phantom stock for the years ended December 31, 2012, 2011, and 2010 respectively, because their effect would be anti-dilutive.

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

LTIP Units

Our LTIP Units typically vest ratably over a period of four to five years, depending on the grant. Vested LTIP Units can be redeemed for OP Units on a one-for-one basis which are converted to common stock upon redemption.

During the year ended December 31, 2012, 0.7 million LTIP Units were granted to certain senior executives, which vest over a four or five year period with a total fair value of $3.9 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 72% and risk-free interest rates of 0.82% and 1.04%.

During the year ended December 31, 2011, 0.6 million LTIP Units were granted to senior executives which vest over a period of four to five years with a total fair value of $3.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using volatility factors ranging from 67% to 71% and risk-free interest rates ranging from 0.85% to 2.18%.

During the year ended December 31, 2010, we granted 0.6 million LTIP Units to senior executives which vest over a period of three to four years with a total fair value $3.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using volatility factors ranging from 61% to 62% and risk-free interest rates ranging from 2.39% to 2.55%.

Equity Compensation Expense

The following table summarizes the amount recorded in “General and administrative expense” in our Consolidated Statement of Operations for the amortization of phantom shares, restricted stock and LTIP Units (in millions).

	For the year ended December 31,
	2012	2011	2010
Phantom shares	$0.4	$0.3	$0.3
Restricted Stock	$1.0	$0.7	$0.6
LTIP Units	$2.2	$2.9	$2.9

The following table summarizes the remaining unrecognized expense and remaining period over which we expect to amortize the expense as of December 31, 2012 related to phantom shares, restricted stock and LTIP Units (dollars in millions).

	Unrecognized expense as of December 31, 2012	Remaining period to recognize expense
Phantom shares	$0.1	4 months
Restricted Stock	$1.9	2.5 years
LTIP Units	$5.1	2.8 years

The following table summarizes the number of units redeemed and converted to common stock on a one for one basis, the fair value at grant date for the units vested during the period and the number of units outstanding at period end related to phantom shares, restricted stock and LTIP Units.

	Phantom Shares	Restricted Stock	LTIP Units
During the year ended December 31, 2012:
Common stock units issued for vested units (in thousands)	14	130	687
Fair value of units vested (in millions)	$0.3	$0.7	$1.2
Units outstanding at end of period (in millions)	0.2	0.5	1.9
During the year ended December 31, 2011:
Common stock units issued for vested units (in thousands)	46	120	82
Fair value of units vested (in millions)	$0.3	$0.6	$4.6
Units outstanding at end of period (in millions)	0.1	0.4	1.9
During the year ended December 31, 2010:
Common stock units issued for vested units (in thousands)	17	85	278
Fair value of units vested (in millions)	$0.3	$0.4	$0.4
Units outstanding at end of period (in millions)	0.1	0.4	1.6

The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands).

	Phantom Shares		Restricted Stock		LTIP Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	52	$4.60	320	$5.14	1,003	$7.33
Granted	54	5.17	171	4.64	636	4.62
Vested	(52)	4.60	(85)	5.5	(310)	7.86
Forfeited	—	—	(20)	5.55	—	—

Unvested at December 31, 2010	54	5.17	386	4.82	1,329	5.91
Granted	55	5.71	159	5.54	553	5.41
Vested	(54)	5.17	(123)	5.01	(653)	7.03
Forfeited	—	—	(74)	5.35	(219)	5.54

Unvested at December 31, 2011	55	5.71	348	4.97	1,010	5.04
Granted	71	5.88	285	5.62	723	5.64
Vested	(55)	5.71	(130)	5.06	(237)	5.07
Forfeited	—	—	(6)	5.33	—	—

Unvested at December 31, 2012	71	$5.88	497	$5.32	1,496	$5.14

Stock Options

We may grant stock options to certain employees pursuant to our Long-Term Incentive Plan. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. No stock options were granted under our Long-Term Incentive Plan prior to 2007. During the year ended December 31, 2012, we issued approximately 0.1 million shares of common stock upon the exercise of options to purchase our common stock by certain employees. We did not grant any options during the year ended December 31, 2012.

During the years ended December 31, 2011 and 2010, options issued under the Long-Term Incentive Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	2011	2010
Expected term of options (1)	5.50 – 6.25 years	6.20 – 6.25 years
Expected volatility—range used	48.18% – 64.51%	53.18% – 55.90%
Expected volatility—weighted average	48.04%	53.46%
Expected dividend yield—range used	5.05% – 5.77%	4.97% – 6.14%
Expected dividend yield—weighted average	5.02%	6.12%
Risk-free interest rate	0.97% – 2.55%	1.82% – 2.81%

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

We did not grant any awards under the program during 2012 or 2011. The grant date fair value of the awards granted under the program during the year ended December 31, 2010 was approximately $1.6 million. During the years ended December 31, 2012, 2011 and 2010 we recognized approximately $0.3 million, $0.1 million and $0.5 million of expense which is included in “General and administrative” in our Consolidated Statement of Operations related the amortization of these awards. The awards granted in 2010 were evaluated as of December 31, 2012 and as a result 0.4 million LTIP Units will be granted in 2013 to the participants of this program.

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

Stock Options Summary Table

Stock options granted under the Long-Term Incentive Plan, the Employee Option Plan and the Independent Director Option Plan are amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the years ended December 31, 2012, 2011 and 2010 we incurred approximately $0.4 million, $0.6 million, and $0.6 million, respectively, of such expense which is included in “General and administrative” in our Consolidated Statements of Operations. As of December 31, 2012, approximately $0.4 million of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the aforementioned plans. We expect to recognize such expense over a remaining weighted average period of 1.7 years.

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2012, 2011 and 2010, as well as the total options exercisable as of December 31, 2012 (number of options and intrinsic value in thousands).

	Independent Director Option Plan	Employee Option Plan	Long-Term Incentive Plan	Weighted Average Option Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Issued and Outstanding as of December 31, 2009	80	189	3,174	$7.11
Granted	—	—	499	4.58	$1.38
Exercised	—	—	(6)	3.41			$10
Forfeited and/or expired	—	(115)	(69)	9.85

Issued and Outstanding as of December 31, 2010	80	74	3,598	$6.65
Granted	—	—	441	5.54	$1.66
Exercised	—	—	(243)	3.64			$1,901
Forfeited and/or expired	(15)	(74)	(757)	7.57

Issued and Outstanding as of December 31, 2011	65	—	3,039	$6.48
Granted	—	—	—	—	—
Exercised	—	—	(321)	3.49
Forfeited and/or expired	—	—	(11)	8.27

Issued and Outstanding as of December 31, 2012	65	—	2,707	$6.69		5.41	$3,135

Exercisable as of December 31, 2012	65	—	2,095	$7.25		5.41	$2,074

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

Note 13 - Income and Other Taxes

We operate and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Internal Revenue Code Section 856 for the taxable year ended December 31, 2003 and have not revoked such election. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a 10 year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we annually distribute 100% of our REIT taxable income, as defined in the Internal Revenue Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually. As of December 31, 2012, we had recorded a $1.8 million deferred tax asset, net of valuation allowance, included in the Consolidated Balance Sheets in “Other assets, net”, and a $1.2 million deferred tax liability, included in the Consolidated Balance Sheets in “Other liabilities”, for federal and state income taxes on our taxable REIT subsidiaries. As of December 31, 2011, we had recorded a $1.7 million deferred tax asset, net of valuation allowance, and a $1.2 million deferred tax liability for federal and state income taxes on our taxable REIT subsidiaries. We are also subject to state and local taxes and recorded $0.8 million, $0.8 million and $1.1 million of such tax expenses during the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable local laws and regulations, taking into account provisions of applicable double tax treaties. During the years ended December 31, 2012, 2011, and 2010, we incurred $60,000, $20,000 and $0.1 million of foreign income tax expenses, respectively, resulting from our operations in Mexico. As of December 31, 2012 and 2011, we had a $0.6 million and a $0.7 million valuation added income and other tax receivable outstanding, respectively.

Note 14 - Segment Information

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation, related to discontinued operations. The following segment disclosures exclude the results from discontinued operations (see Note 15—Discontinued Operations and Assets Held for Sale for additional information).

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of December 31, 2012 and 2011 (in thousands).

	December 31, 2012	December 31, 2011
Segments assets:
East	$875,845	$936,305
Central	1,107,561	1,021,956
West	863,003	669,591

Total segment assets	2,846,409	2,627,852
Non-segment assets:
Non-segment cash and cash equivalents	8,653	11,624
Other non-segment assets (1)	149,285	153,822
Assets held for sale	52,852	—

Total assets	$3,057,199	$2,793,298

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2012	2011	2010
East	$82,909	$79,920	$71,134
Central	109,918	96,303	94,059
West	63,893	55,240	43,523

Rental revenues	256,720	231,463	208,716
Institutional capital management and other fees	4,059	4,291	4,133

Total revenues	$260,779	$235,754	$212,849

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2012	2011	2010
East	$60,665	$58,212	$50,922
Central	77,246	66,284	64,727
West	47,983	41,297	30,449

Property NOI (1)	185,894	165,793	146,098
Institutional capital management and other fees	4,059	4,291	4,133
Impairment losses	—	—	(4,100)
Real estate related depreciation and amortization	(120,047)	(113,470)	(100,416)
Casualty gains	1,554	33	—
Development profits, net of tax	307	—	—
General and administrative	(26,064)	(25,925)	(25,262)
Impairment losses on investments in unconsolidated joint ventures	—	(1,953)	(216)
Loss on business combinations	—	—	(395)
Equity in earnings (loss) of unconsolidated joint ventures, net	1,087	(2,556)	(2,986)
Interest expense	(69,274)	(63,645)	(56,241)
Interest and other income (expense)	291	(310)	356
Income tax benefit (expense) and other taxes	(716)	(144)	(918)

Loss from continuing operations	$(22,909)	$(37,886)	$(39,947)

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

Included in the Central operating segment rental revenues for the years ended December 31, 2012, 2011 and 2010 was approximately $7.1 million, $7.0 million and $5.4 million, respectively, attributable to the Mexico operations. Included in the Central operating segment net assets as of December 31, 2012 and 2011 was approximately $74.2 million and $77.1 million, respectively, attributable to the Mexico operations.

Note 15 - Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the year ended December 31, 2012, we sold 36 operating properties to unrelated third-parties. Sixteen of these properties were in the Central operating segment and 20 were in the East operating segment, together totaling approximately 4.1 million square feet. These sales resulted in gains of approximately $13.4 million and impairment losses totaling $11.4 million. We also classified three properties in our East operating segment as held for sale as of December 31, 2012.

During the year ended December 31, 2011, we sold 16 operating properties to unrelated third-parties. Six of these properties were in the Central operating segment and ten were in the East operating segment, together totaling approximately 2.7 million square feet. These sales resulted in gains of approximately $12.0 million and impairment losses totaling $8.2 million.

During the year ended December 31, 2010, we sold eight operating properties to unrelated third-parties. Two of the properties sold were in the West operating segment, five were in the East operating segment and one was in the Central operating segment, together totaling approximately 0.5 million square feet, and resulted in gains of approximately $2.1 million and impairment losses of $8.0 million.

For the years ended December 31, 2012, 2011 and 2010 income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income (loss) from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the years ended December 31, 2012, 2011 and 2010. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2—Summary of Significant Accounting Policies.

The following is a summary of the components of income (loss) from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	2012	2011	2010
Rental revenues	$14,180	$26,816	$26,752
Rental expenses and real estate taxes	(3,300)	(6,792)	(7,628)
Real estate related depreciation and amortization	(6,640)	(15,519)	(15,489)
General and administrative	—	(2)	—

Operating income	4,240	4,503	3,635
Casualty gains	70	1,265	—
Interest expense	(129)	(609)	(756)
Interest and other income (expense)	27	61	(64)

Operating income and other income (expense)	4,208	5,220	2,815
Gain on dispositions of real estate interests	13,383	12,030	2,078
Impairment losses	(11,422)	(8,207)	(8,012)

Income (loss) from discontinued operations	$6,169	$9,043	$(3,119)

Note 16 - Quarterly Results (Unaudited)

The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2012 and 2011 (in thousands except per share information). Certain reclassifications have been made to prior period results to conform to the current presentation, related to discontinued operations. The following disclosures exclude the results from discontinued operations (see Note 15—Discontinued Operations and Assets Held for Sale for additional information).

	For the Quarter Ended				For the Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$62,616	$62,726	$66,017	$69,420	$260,779
Total operating expenses	$52,627	$52,794	$55,409	$54,553	$215,383
Operating income	$9,989	$9,932	$10,608	$14,867	$45,396
Loss from continuing operations	$(7,867)	$(7,502)	$(5,357)	$(2,183)	$(22,909)
Income from discontinued operations	$1,037	$(10,039)	$13,617	$1,554	$6,169
Net loss attributable to common stockholders	$(6,004)	$(15,785)	$7,548	$(845)	$(15,086)
Earnings per common share—basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.02)	$(0.01)	$(0.08)
Income from discontinued operations	—	(0.04)	0.05	0.01	0.02

Net loss attributable to common stockholders	$(0.03)	$(0.06)	$0.03	$(0.00)	$(0.06)

Basic and diluted common shares outstanding	246,367	248,107	253,657	271,066	254,831

	For the Quarter Ended				For the Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$56,719	$57,537	$59,821	$61,677	$235,754
Total operating expenses	$50,847	$51,375	$52,724	$50,086	$205,032
Operating income	$5,872	$6,162	$7,097	$11,591	$30,722
Loss from continuing operations	$(10,795)	$(11,534)	$(10,685)	$(4,872)	$(37,886)
Income from discontinued operations	$949	$1,998	$1,594	$4,502	$9,043
Net loss attributable to common stockholders	$(8,536)	$(8,475)	$(8,076)	$(163)	$(25,250)
Earnings per common share—basic and diluted:
Loss from continuing operations	$(0.04)	$(0.04)	$(0.04)	$(0.02)	$(0.14)
Income from discontinued operations	0.00	0.00	0.01	0.02	0.03

Net loss attributable to common stockholders	$(0.04)	$(0.04)	$(0.03)	$(0.00)	$(0.11)

Basic and diluted common shares outstanding	233,288	245,413	245,805	245,939	242,591

Note 17 - Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted other than those mentioned in Note 5—Outstanding Indebtedness.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2012
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Newpoint I	1	$—	$2,143	$12,908	$15,051	$(668	)(2)	$2,088	$12,295	$14,383	$(3,564)	03/31/04	1997
Eagles Landing	1	—	2,595	13,475	16,070	(930	)(2)	2,595	12,545	15,140	(4,201)	06/08/04	2003
Southcreek	4	—	7,843	45,385	53,228	7,513		8,342	52,399	60,741	(16,332)	6/8/2004- 2/13/2009	1999-2006
Breckinridge Industrial	2	—	1,950	10,159	12,109	(893	)(2)	1,950	9,266	11,216	(2,356)	10/01/04	2000
Westgate Industrial	1	3,400	2,140	4,801	6,941	1,434		2,140	6,235	8,375	(1,524)	10/01/04	1988
Westpark Industrial	2	—	2,176	6,719	8,895	865		2,176	7,584	9,760	(2,689)	10/01/04	1981
Cobb Industrial	2	—	1,120	5,249	6,369	(273	)(2)	1,120	4,976	6,096	(1,247)	10/01/04	1996
Cabot Parkway Industrial	1	—	1,103	6,616	7,719	(683	)(2)	1,103	5,933	7,036	(1,364)	10/01/04	2000
Atlanta NE Portolio	1	3,851	1,197	9,647	10,844	407		1,197	10,054	11,251	(2,934)	11/05/04	1987
Northmont Parkway	5	3,952	4,556	22,726	27,282	1,496		4,556	24,222	28,778	(6,409)	12/03/04	2003
Fulton Industrial Boulevard	3	—	1,850	13,480	15,330	1,245		1,850	14,725	16,575	(5,252)	07/21/05	1973-1996
Penney Road	1	—	401	4,145	4,546	228		401	4,373	4,774	(1,120)	07/21/05	2001
Southfield Parkway	1	1,686	523	3,808	4,331	(21	)(2)	523	3,787	4,310	(975)	07/21/05	1994
Livingston Court	2	—	919	6,878	7,797	(163	)(2)	919	6,715	7,634	(2,437)	07/21/05	1985
Peterson Place	3	—	466	6,015	6,481	(77	)(2)	466	5,938	6,404	(2,022)	07/21/05	1984
McGinnis Ferry	1	—	700	6,855	7,555	1,558		691	8,422	9,113	(1,501)	07/21/05	1993
South Royal Atlanta Drive	1	—	174	1,896	2,070	189		174	2,085	2,259	(605)	07/21/05	1986
Buford Development	1	2,778	1,370	7,151	8,521	1,854		1,370	9,005	10,375	(1,890)	03/31/06	2006
Evergreen Boulevard	2	8,963	3,123	14,265	17,388	(440	)(2)	3,123	13,825	16,948	(3,299)	06/09/06	1999
Evergreen Drive	1	—	1,580	7,359	8,939	469		1,580	7,828	9,408	(282)	04/10/12	2001
Pleasantdale	1	—	790	1,503	2,293	242		819	1,716	2,535	(200)	07/11/11	1995

TOTAL ATLANTA MARKET	37	24,630	38,719	211,040	249,759	13,352		39,183	223,928	263,111	(62,203)
Delta Portfolio	7	—	8,762	36,806	45,568	1,803		8,699	38,672	47,371	(9,465)	04/12/05	1986-1993
Charwood Road	1	4,725	1,960	10,261	12,221	437		1,960	10,698	12,658	(2,891)	07/21/05	1986
Greenwood Place	2	4,785	2,566	12,918	15,484	699		2,566	13,617	16,183	(3,370)	07/21/05	1978-1984
Guilford Road	1	—	1,879	6,650	8,529	1,776		1,879	8,426	10,305	(2,438)	06/09/06	1989
Bollman Place	1	—	1,654	6,202	7,856	439		1,654	6,641	8,295	(1,428)	06/09/06	1986
Dulles	5	—	9,994	28,565	38,559	1,456		9,994	30,021	40,015	(4,137)	08/04/06	2007-2012
Beckley	1	—	3,002	10,700	13,702	370		3,002	11,070	14,072	(2,030)	09/10/10	1992

TOTAL BALTIMORE/WASHINGTON MARKET	18	9,510	29,817	112,102	141,919	6,980		29,754	119,145	148,899	(25,759)
Route 22	1	6,154	5,183	20,100	25,283	(69	)(2)	5,183	20,031	25,214	(7,881)	07/20/05	2003
High Street Portfolio	3	—	4,853	10,334	15,187	1,096		4,853	11,430	16,283	(3,291)	10/26/05	1975-1988
Independence Avenue	1	—	3,133	17,542	20,675	441		3,133	17,983	21,116	(3,475)	12/26/06	1999
Snowdrift	1	—	972	3,770	4,742	758		972	4,528	5,500	—	12/27/12	1989
Bobali Drive	3	—	4,107	9,288	13,395	521		4,107	9,809	13,916	(2,180)	02/09/07	1998-1999

TOTAL CENTRAL PENNSYLVANIA MARKET	9	6,154	18,248	61,034	79,282	2,747		18,248	63,781	82,029	(16,827)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2012

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2012
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Mallard Lake	1	—	2,561	8,809	11,370	14		2,561	8,823	11,384	(3,322)	10/29/03	2000
Gary Ave	1	—	3,191	18,506	21,697	2,220		3,191	20,726	23,917	(4,709)	01/05/05	2001
Blackhawk Portfolio	5	—	6,671	40,877	47,548	1,882		6,667	42,763	49,430	(14,004)	06/13/05	1974-1987
East Fabyan Parkway	1	—	1,790	10,929	12,719	876		1,790	11,805	13,595	(4,639)	07/21/05	1975
Frontenac Road	1	—	1,647	5,849	7,496	267		1,647	6,116	7,763	(2,131)	07/21/05	1995
Stern Avenue	1	—	505	4,947	5,452	(1,867	)(2)	505	3,080	3,585	(1,228)	07/21/05	1979
South Wolf Road	1	8,377	4,836	18,794	23,630	1,935		4,836	20,729	25,565	(7,171)	07/21/05	1982
Laramie Avenue	1	3,632	1,442	7,985	9,427	841		1,412	8,856	10,268	(2,915)	07/21/05	1972
West 123rd Place	1	694	644	5,935	6,579	1,838		644	7,773	8,417	(2,652)	07/21/05	1975
Veterans Parkway	1	—	2,108	—	2,108	7,267		2,108	7,267	9,375	(2,217)	10/20/05	2005
Lunt Avenue	1	—	1,620	1,988	3,608	240		1,620	2,228	3,848	(777)	03/17/06	2005
Mitchell Court	1	6,847	5,036	8,578	13,614	742		5,036	9,320	14,356	(2,844)	05/01/07	1985
Mission Street	1	—	1,765	2,377	4,142	180		1,765	2,557	4,322	(1,346)	09/08/08	1991
Wolf Road	1	—	1,908	2,392	4,300	70		1,930	2,440	4,370	(393)	11/22/10	1971
Center Avenue	1	—	4,128	9,896	14,024	2,842		4,128	12,738	16,866	(502)	04/19/12	2000
Supreme Drive	1	4,771	1,973	5,828	7,801	211		1,973	6,039	8,012	(56)	11/15/12	1994
White Oak	1	—	3,114	5,136	8,250	36		3,114	5,172	8,286	—	12/10/12	1998
Della Court	1	—	1,278	3,613	4,891	—		1,278	3,613	4,891	—	12/27/12	2003
Joliet Road	1	—	5,382	12,902	18,284	1,696		5,382	14,598	19,980	—	12/27/12	2004
S Lombard Rd	1	—	1,216	2,136	3,352	2,169		1,216	4,305	5,521	(540)	04/15/11	2012
Arthur Avenue	1	—	3,231	1,469	4,700	452		3,203	1,949	5,152	(143)	12/30/11	1959

TOTAL CHICAGO MARKET	25	24,321	56,046	178,746	234,992	23,911		56,006	202,897	258,903	(51,589)
Park West	6	—	10,441	63,682	74,123	(7,189	)(2)	10,319	56,615	66,934	(14,445)	06/08/04	1997-2003
Northwest Business Center	1	—	299	4,486	4,785	(1,959	)(2)	299	2,527	2,826	(992)	05/03/04	1995
New Buffington Road	2	5,202	1,618	8,500	10,118	3,837		1,618	12,337	13,955	(4,439)	07/21/05	1981
Olympic Boulevard	3	(1)	2,096	11,788	13,884	1,417		2,096	13,205	15,301	(4,265)	07/21/05	1989
Mineola Pike	1	—	625	4,642	5,267	50		625	4,692	5,317	(1,367)	07/21/05	1983
Industrial Road	2	—	629	3,344	3,973	1,189		628	4,534	5,162	(1,424)	07/21/05	1987
Dolwick Drive	1	(1)	579	4,670	5,249	378		579	5,048	5,627	(1,728)	07/21/05	1979
Best Place	1	—	1,131	5,516	6,647	2,317		1,131	7,833	8,964	(2,552)	07/21/05	1996
Distribution Circle	1	—	688	6,838	7,526	1,334		688	8,172	8,860	(2,454)	07/21/05	1981
Creek Road	1	—	377	4,925	5,302	36		377	4,961	5,338	(1,795)	06/09/06	1983
Power Line Drive	1	—	70	261	331	(10	)(2)	70	251	321	(52)	06/09/06	1984
Foundation Drive	4	—	706	3,471	4,177	346		706	3,817	4,523	(1,008)	06/09/06	1984-1987
Jamilke Drive	6	—	1,206	8,887	10,093	856		1,206	9,743	10,949	(2,590)	06/09/06	1984-1987
Port Union	2	—	7,649	22,780	30,429	2,325		7,649	25,105	32,754	(2,126)	11/09/07	2007

TOTAL CINCINNATI MARKET	32	5,200	28,114	153,790	181,904	4,927		27,991	158,840	186,831	(41,237)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2012

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2012
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Commodity Boulevard	2	—	3,891	36,799	40,690	(676	)(2)	3,891	36,123	40,014	(9,609)	07/21/05	2000-2005
Industrial Drive	1	2,891	683	7,136	7,819	(313	)(2)	683	6,823	7,506	(1,679)	07/21/05	1995
Zane Trace Drive	1	—	288	3,091	3,379	146		288	3,237	3,525	(1,231)	03/14/06	1980
Rickenbacker	1	—	1,781	17,014	18,795	88		1,781	17,102	18,883	(3,925)	05/19/06	2000
Creekside	3	—	3,617	37,470	41,087	(14	)(2)	3,617	37,456	41,073	(10,758)	05/19/06	1999-2002
SouthPark	3	—	1,628	13,504	15,132	810		1,628	14,314	15,942	(3,912)	05/19/06	1990-1999
Lasalle Drive	1	7,043	1,839	12,391	14,230	535		2,304	12,461	14,765	(3,331)	08/08/07	2004

TOTAL COLUMBUS MARKET	12	9,934	13,727	127,405	141,132	576		14,192	127,516	141,708	(34,445)
Freeport Parkway	1	—	981	10,392	11,373	(1,466)		981	8,925	9,906	(2,437)	12/15/03	1999
Pinnacle	1	—	521	9,683	10,204	(653	)(2)	521	9,030	9,551	(2,542)	12/15/03	2001
Market Industrial	5	—	1,481	15,507	16,988	(577	)(2)	1,481	14,930	16,411	(3,859)	10/01/04	1981-1985
Shiloh Industrial	1	—	459	4,173	4,632	18		459	4,191	4,650	(1,070)	10/01/04	1984
Perimeter Industrial	2	—	261	2,901	3,162	(289	)(2)	261	2,612	2,873	(690)	10/01/04	1979
Avenue R Industrial I	1	—	189	2,231	2,420	196		189	2,427	2,616	(657)	10/01/04	1980
Avenue R Industrial II	1	—	271	1,139	1,410	168		271	1,307	1,578	(406)	10/01/04	1980
Westfork Center Industrial	3	—	503	5,977	6,480	479		503	6,456	6,959	(1,672)	10/01/04	1980
Grand River Rd	1	—	1,380	14,504	15,884	(1,661	)(2)	1,380	12,843	14,223	(4,314)	12/03/04	2004
Diplomat Drive	1	—	532	3,136	3,668	1,957		532	5,093	5,625	(1,728)	05/26/05	1986
North 28th Street	1	—	—	6,145	6,145	30		—	6,175	6,175	(2,735)	07/21/05	2000
Esters Boulevard	5	—	2,428	50,618	53,046	2,278		2,870	52,454	55,324	(16,350)	07/21/05	1984-1999
Royal Lane	1	—	—	3,200	3,200	329		—	3,529	3,529	(1,319)	07/21/05	1986
West Story Drive	1	—	777	4,646	5,423	424		777	5,070	5,847	(1,897)	07/21/05	1997
Meridian Drive	1	—	410	4,135	4,545	1,336		410	5,471	5,881	(2,634)	07/21/05	1975
Gateway Drive	1	—	463	2,152	2,615	698		463	2,850	3,313	(923)	07/21/05	1988
Valwood Parkway	3	2,669	2,271	15,351	17,622	1,392		2,271	16,743	19,014	(6,498)	07/21/05	1984-1996
108th Street	1	—	83	899	982	(61	)(2)	83	838	921	(312)	07/21/05	1972
Sanden Drive	1	—	207	2,258	2,465	259		207	2,517	2,724	(563)	07/21/05	1994
North Great Southwest Parkway	2	2,352	1,384	3,727	5,111	1,557		1,904	4,764	6,668	(1,320)	07/21/05	1963-1964
Webb Chapel Road	1	298	110	732	842	(450	)(2)	110	282	392	(131)	07/21/05	1978
Belt Line Road	6	3,166	1,167	7,811	8,978	1,099		1,167	8,910	10,077	(3,381)	07/21/05	1978
Springlake Road	2	1,806	534	4,457	4,991	975		534	5,432	5,966	(2,046)	07/21/05	1984
Champion Drive	1	1,422	672	2,598	3,270	1,065		672	3,663	4,335	(918)	07/21/05	1984
Pinnacle Point Drive	1	—	3,915	18,537	22,452	2,594		3,915	21,131	25,046	(540)	06/29/12	2006
Ashmore Lane	1	—	3,856	16,352	20,208	1,730		3,856	18,082	21,938	—	12/27/12	2004
GSW Gateway Three	1	—	1,669	11,622	13,291	1		1,669	11,623	13,292	(4,124)	01/13/06	2001

TOTAL DALLAS MARKET	47	11,713	26,524	244,883	251,407	13,428		27,486	237,348	264,834	(65,066)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2012

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2012
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Interpark 70	1	4,500	1,383	7,566	8,949	(831	)(2)	1,383	6,735	8,118	(1,964)	09/30/04	1998
Peccos Street	1	—	1,860	4,821	6,681	193		1,860	5,014	6,874	(569)	08/08/11	2003

TOTAL DENVER MARKET	2	4,500	3,243	12,387	15,630	(638)		3,243	11,749	14,992	(2,533)
West by Northwest	1	—	1,033	7,564	8,597	(227	)(2)	1,033	7,337	8,370	(2,098)	10/30/03	1997
Bondesen Business. Park	7	—	1,007	23,370	24,377	2,047		983	25,441	26,424	(8,881)	06/03/04	2001-2002
Beltway 8 Business Park	7	8,329	1,679	25,565	27,244	(1,656	)(2)	1,679	23,909	25,588	(7,249)	6/3/2004- 7/1/2005	2001-2003
Greens Crossing	3	—	1,225	10,202	11,427	1,591		1,225	11,793	13,018	(3,196)	07/01/05	1998-2000
Gateway at Central Green	2	—	1,079	9,929	11,008	813		1,079	10,742	11,821	(3,150)	09/20/05	2001
Fairbanks Center	1	—	707	5,205	5,912	195		707	5,400	6,107	(1,487)	03/27/06	1999
Bondesen North	4	—	3,345	11,030	14,375	(461	)(2)	3,345	10,569	13,914	(2,477)	06/08/07	2006
Northwest Place	1	—	1,821	11,406	13,227	787		1,821	12,193	14,014	(2,630)	06/14/07	1997
Warehouse Center Drive	1	2,954	1,296	6,782	8,078	12		1,296	6,794	8,090	(1,809)	12/03/07	2006
Air Center Drive	1	—	763	1,876	2,639	(96	)(2)	711	1,832	2,543	(377)	11/09/10	1997
Beltway Antoine Portfolio	7	—	7,058	31,875	38,933	116		7,058	31,991	39,049	(4,165)	08/11/11	2007-2008
Claymoore Business Center	2	—	1,491	4,967	6,458	1,069		1,491	6,036	7,527	(383)	05/09/12	2001
Pinemont	1	2,523	1,448	6,969	8,417	257		1,448	7,226	8,674	(523)	06/29/12	2000
State Highway 225	2	6,023	4,062	10,657	14,719	1,103		4,062	11,760	15,822	(75)	12/13/12	1981-1983
Greens Parkway	1	—	704	4,093	4,797	146		704	4,239	4,943	(285)	12/07/11	2007

TOTAL HOUSTON MARKET	41	19,829	28,718	171,490	200,208	5,696		28,642	177,262	205,904	(38,785)
Plainfield	2	—	3,095	31,369	34,464	219		3,095	31,588	34,683	(8,901)	4/13/2003- 4/13/2006	1997-2000
Guion Road	1	—	2,200	11,239	13,439	221		2,200	11,460	13,660	(2,803)	12/15/05	1995
Franklin Road	3	—	2,292	11,949	14,241	4,236		2,292	16,185	18,477	(5,757)	02/27/06	1973
Perry Road	1	—	1,106	7,268	8,374	(198	)(2)	1,106	7,070	8,176	(1,458)	10/10/07	1995

TOTAL INDIANAPOLIS MARKET	7	—	8,693	61,825	70,518	4,478		8,693	66,303	74,996	(18,919)
Trade Pointe III	1	4,660	1,020	7,240	8,260	(713	)(2)	1,020	6,527	7,547	(2,014)	09/28/04	2001
Riverport	1	—	1,279	8,812	10,091	(1,039	)(2)	1,279	7,773	9,052	(2,425)	05/03/04	1996
Freeport	1	—	2,523	18,693	21,216	(458	)(2)	2,523	18,235	20,758	(4,099)	03/14/07	1999
Louisville Logistics Center	1	—	2,177	11,932	14,109	(1,244	)(2)	2,177	10,688	12,865	(2,076)	10/12/07	2002

TOTAL LOUISVILLE MARKET	4	4,660	6,999	46,677	53,676	(3,454)		6,999	43,223	50,222	(10,614)
Chickasaw	2	—	1,141	13,837	14,978	(1,440	)(2)	1,141	12,397	13,538	(3,655)	07/22/03	2000-2002
Memphis Portfolio	5	31,501	12,524	73,700	86,224	43		12,524	73,743	86,267	(22,028)	2/16/2005- 4/6/2005	1997-2000
Deltapoint	1	—	2,299	24,436	26,735	5,505		2,299	29,941	32,240	(4,999)	06/29/07	2006

TOTAL MEMPHIS MARKET	8	31,501	15,964	111,973	127,937	4,108		15,964	116,081	132,045	(30,682)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2012

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2012
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Logistik Park, San Luis Potosi	1	—	565	2,638	3,203	245		565	2,883	3,448	(567)	08/15/07	2006
Monterrey Portfolio	7	—	7,138	29,660	36,798	9,360		8,098	38,060	46,158	(6,102)	11/16/2007- 8/21/2009	2007-2009
Guadalajara Portfolio	3	—	4,683	8,366	13,049	362		4,761	8,650	13,411	(1,601)	10/18/07	1999-2007
Tijuana Portfolio	3	—	2,746	7,977	10,723	1,083		2,746	9,060	11,806	(1,617)	12/06/07	1989-1992
Avenida de las Fuentes, Queretaro	1	—	846	4,237	5,083	1,430		846	5,667	6,513	(859)	10/06/08	2003

TOTAL MEXICO MARKET	15	—	15,978	52,878	68,856	12,480		17,016	64,320	81,336	(10,746)
Miami Service Center	1	—	1,110	3,811	4,921	573		1,110	4,384	5,494	(1,452)	04/07/05	1987
Miami Commerce Center	1	3,455	3,050	10,769	13,819	4,426		3,050	15,195	18,245	(3,476)	04/13/05	1991
Northwest 70th Avenue	2	—	10,025	16,936	26,961	5,585		10,025	22,521	32,546	(8,172)	06/09/06	1972-1976
North Andrews Avenue	1	—	6,552	6,101	12,653	618		6,552	6,719	13,271	(1,834)	06/09/06	1999
Northwest 34th Street	1	—	946	3,239	4,185	213		946	3,452	4,398	(136)	06/25/12	2000
Northwest 30th Terrace	1	—	3,273	4,196	7,469	731		3,273	4,927	8,200	(552)	02/18/11	1994

TOTAL MIAMI MARKET	7	3,455	24,956	45,052	70,008	12,146		24,956	57,198	82,154	(15,622)
Eastgate	1	—	1,445	13,352	14,797	(1,556	)(2)	1,445	11,796	13,241	(3,244)	03/19/04	2002
Mid South Logistics Center	1	—	1,772	18,288	20,060	1,755		1,850	19,965	21,815	(5,974)	06/29/04	2001
Rockdale Distribution Center	1	—	2,940	12,188	15,128	537		2,940	12,725	15,665	(2,819)	12/28/05	2005
Logistics Way	1	—	621	17,763	18,384	(934	)(2)	621	16,829	17,450	(3,133)	09/28/09	2007

TOTAL NASHVILLE MARKET	4	—	6,778	61,591	68,369	(198)		6,856	61,315	68,171	(15,170)
Brunswick Avenue	1	—	3,665	16,380	20,045	2,478		3,665	18,858	22,523	(4,065)	07/21/05	1986
Campus Drive	1	—	1,366	4,841	6,207	1,168		1,366	6,009	7,375	(2,003)	07/21/05	1975
Hanover Ave	1	—	4,940	8,026	12,966	(234	)(2)	4,940	7,792	12,732	(1,441)	12/28/05	1988
Rockaway	3	—	5,881	12,521	18,402	2,134		5,881	14,655	20,536	(5,497)	12/29/05	1974
Lake Drive	1	4,885	1,699	6,898	8,597	265		1,699	7,163	8,862	(1,663)	05/25/06	1988
Market Street	2	—	2,298	7,311	9,609	(342	)(2)	2,298	6,969	9,267	(1,832)	06/06/06	1990
Kennedy Drive	1	—	3,044	6,583	9,627	145		3,044	6,728	9,772	(1,008)	04/14/10	2001
Pierce Street	1	—	2,472	4,255	6,727	1,411		2,472	5,666	8,138	—	12/27/12	2003
Railroad Avenue	1	—	6,494	10,996	17,490	300		6,494	11,296	17,790	(2,082)	01/28/11	1964

TOTAL NEW JERSEY MARKET	12	4,885	31,859	77,811	109,670	7,325		31,859	85,136	116,995	(19,591)
Eden Rock Industrial	1	—	998	2,566	3,564	127		998	2,693	3,691	(1,044)	10/01/04	1973
Bayside Distribution Center	2	9,874	6,875	15,254	22,129	3		6,875	15,257	22,132	(4,847)	11/03/04	1998-2000
California Logistics Centre	1	—	5,672	20,499	26,171	(2,986	)(2)	5,672	17,513	23,185	(3,928)	04/21/06	2001
Cherry Street	3	—	12,584	24,582	37,166	1,857		12,584	26,439	39,023	(7,188)	06/09/06	1960-1990
Pike Lane	3	—	2,880	8,328	11,208	(14	)(2)	2,880	8,314	11,194	(2,106)	06/09/06	1982

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2012

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2012
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
South Vasco Road	1	—	2,572	14,809	17,381	(407	)(2)	2,572	14,402	16,974	(3,417)	06/09/06	1999
McLaughlin Avenue	1	—	3,424	5,507	8,931	75		3,424	5,582	9,006	(1,771)	06/09/06	1975
Park Lane	5	—	10,977	17,216	28,193	(294	)(2)	10,977	16,922	27,899	(5,589)	06/09/06	1960-1966
Valley Drive	4	—	11,238	14,244	25,482	872		11,238	15,116	26,354	(5,067)	06/09/06	1960-1971
Old Country Road	1	—	1,557	1,503	3,060	178		1,557	1,681	3,238	(558)	06/09/06	1969
Cypress Lane	1	—	2,211	2,196	4,407	449		2,211	2,645	4,856	(1,134)	06/09/06	1970
Fite Court	1	—	5,316	15,499	20,815	1,127		5,316	16,626	21,942	(3,503)	12/28/06	2003
Coliseum Way	1	—	10,229	18,255	28,484	1,766		10,229	20,021	30,250	(108)	12/11/12	1967
Rollins Road	1	19,502	17,800	17,621	35,421	5		17,659	17,767	35,426	(1,588)	11/04/11	1997

TOTAL NORTHERN CALIFORNIA MARKET	26	29,376	94,333	178,079	272,412	2,758		94,192	180,978	275,170	(41,848)
Cypress Park East	2	8,929	2,627	13,055	15,682	1,401		2,627	14,456	17,083	(3,215)	10/22/04	2000
East Landstreet Road	3	—	2,251	11,979	14,230	82		2,251	12,061	14,312	(2,958)	06/09/06	1997-2000
Boggy Creek Road	8	—	8,098	30,984	39,082	1,456		8,098	32,440	40,538	(7,078)	06/09/06	1993-2007
ADC North Phase I	2	—	2,475	11,941	14,416	1,670		2,475	13,611	16,086	(1,603)	12/19/2006- 12/20/2006	2008-2009
American Way	1	—	3,603	8,667	12,270	(976	)(2)	3,603	7,691	11,294	(1,386)	08/16/07	1997
Director’s Row	1	—	524	2,519	3,043	33		524	2,552	3,076	(398)	03/01/11	1994
GE Portfolio	3	—	4,715	12,513	17,228	705		4,715	13,218	17,933	(1,301)	09/01/11	1975-1999

TOTAL ORLANDO MARKET	20	8,929	24,293	91,658	115,951	4,371		24,293	96,029	120,322	(17,939)
North Industrial	2	4,858	4,566	15,899	20,465	2,451		4,566	18,350	22,916	(5,864)	10/01/04	1995-1999
South Industrial I	2	4,054	2,876	14,120	16,996	1,037		2,829	15,204	18,033	(4,842)	10/01/04	1987
South Industrial II	1	—	1,235	4,902	6,137	(167	)(2)	1,235	4,735	5,970	(1,903)	10/01/04	1990
West Southern Industrial	1	—	555	3,376	3,931	(393	)(2)	555	2,983	3,538	(715)	10/01/04	1984
West Geneva Industrial	3	—	413	2,667	3,080	341		413	3,008	3,421	(966)	10/01/04	1981
West 24th Industrial	2	—	870	4,575	5,445	748		870	5,323	6,193	(2,262)	10/01/04	1979-1980
Sky Harbor Transit Center	1	—	2,534	7,597	10,131	(1,078	)(2)	2,534	6,519	9,053	(1,703)	11/24/04	2002
Roosevelt Distribution Center	1	—	1,154	6,441	7,595	40		1,154	6,481	7,635	(1,473)	05/19/06	1988
North 45th Street	1	—	3,149	5,051	8,200	8		3,149	5,059	8,208	(563)	06/30/11	2001

TOTAL PHOENIX MARKET	14	8,912	17,352	64,628	81,980	2,987		17,305	67,662	84,967	(20,291)
Business Park Dr	7	—	3,194	16,933	20,127	3,335		3,246	20,216	23,462	(6,475)	12/07/06	1976-1979
Rittiman Plaza	3	—	1,930	9,996	11,926	790		1,930	10,786	12,716	(2,961)	12/07/06	1977
Tejesco	3	—	1,225	6,669	7,894	1,492		1,259	8,127	9,386	(2,093)	12/07/06	1977-1980

TOTAL SAN ANTONIO MARKET	13	—	6,349	33,598	39,947	5,617		6,435	39,129	45,564	(11,529)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2012

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2012
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Industry Drive North	2	8,619	5,753	16,039	21,792	332		5,753	16,371	22,124	(4,867)	07/21/05	1996
South 228th Street	1	—	3,025	13,694	16,719	701		3,025	14,395	17,420	(3,260)	07/21/05	1996
64th Avenue South	1	5,653	3,345	9,335	12,680	506		3,345	9,841	13,186	(2,187)	07/21/05	1996
South 192nd Street	1	—	1,286	3,433	4,719	85		1,286	3,518	4,804	(926)	07/21/05	1986
Southwest 27th Street	1	6,908	4,583	8,353	12,936	46		4,583	8,399	12,982	(3,850)	07/21/05	1995
South 212th Street	1	—	3,095	10,253	13,348	331		3,095	10,584	13,679	(2,378)	08/01/05	1996
Milwaukee Avenue	1	—	2,287	7,213	9,500	1		2,278	7,223	9,501	(166)	08/31/12	1987
13610 52nd St	1	—	4,018	9,571	13,589	—		4,018	9,571	13,589	(911)	12/01/10	2006
Southwest 27th Street-Alpak	1	—	4,313	4,687	9,000	—		4,313	4,687	9,000	(357)	10/14/11	2003

TOTAL SEATTLE MARKET	10	21,180	31,705	82,578	114,283	2,002		31,696	84,589	116,285	(18,902)
Rancho Technology Park	1	—	2,790	7,048	9,838	(401)		2,790	6,647	9,437	(1,638)	10/16/03	2002
Foothill Business Center	3	—	13,315	9,112	22,427	(621	)(2)	13,315	8,491	21,806	(2,594)	12/09/04	2000
East Slauson Avenue	3	9,301	5,499	14,775	20,274	2,970		5,499	17,745	23,244	(6,998)	07/21/05	1962-1976
Airport Circle	1	—	3,098	8,368	11,466	1,161		3,098	9,529	12,627	(2,351)	07/21/05	1992
Cota Street	1	—	2,802	7,624	10,426	48		2,802	7,672	10,474	(2,083)	07/21/05	1987
Twin Oaks Valley Road	2	—	1,815	7,855	9,670	(17	)(2)	1,815	7,838	9,653	(1,915)	07/21/05	1978-1988
Meyer Canyon	1	—	5,314	9,929	15,243	1,823		5,608	11,458	17,066	(2,638)	06/30/06	2001
Mira Loma	1	—	7,919	6,668	14,587	203		7,919	6,871	14,790	(940)	12/23/08	1997
Sycamore Canyon	2	—	6,356	36,088	42,444	1,346		6,356	37,434	43,790	(5,810)	09/09/09	2007
Colombard Ct	1	2,002	1,264	3,237	4,501	(1	)(2)	1,264	3,236	4,500	(777)	07/29/10	1990
E Airport Drive	1	—	905	2,744	3,649	—		905	2,744	3,649	(522)	12/23/10	1990
Truck Courts	3	—	26,392	17,267	43,659	—		26,392	17,267	43,659	(1,691)	12/29/10	1971-1988
Haven A	1	8,282	5,783	19,578	25,361	(2,148	)(2)	5,783	17,430	23,213	(1,243)	12/31/10	2001
Haven G	1	—	479	1,131	1,610	3		479	1,134	1,613	(231)	12/31/10	2003
6th and Rochester	1	3,394	3,111	6,428	9,539	(324	)(2)	3,088	6,127	9,215	(905)	01/04/11	2001
Palmyrita	2	—	3,355	8,665	12,020	(859	)(2)	3,355	7,806	11,161	(815)	01/11/11	2006
Central Avenue	1	—	3,898	4,642	8,540	1,655		3,898	6,297	10,195	(538)	01/27/11	2011
Byron Road	1	—	2,042	2,715	4,757	402		2,042	3,117	5,159	(506)	04/15/11	1972
White Birch	1	—	5,081	6,177	11,258	350		5,081	6,527	11,608	(320)	07/03/12	1984
Pomona Blvd	4	—	6,524	9,630	16,154	1,008		6,524	10,638	17,162	(177)	10/31/12	1987-1988
Air Freight Portfolio	3	49,269	29,978	48,469	78,447	4,124		29,978	52,593	82,571	(283)	11/15/12	1993-2004

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2012

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2012
Property	Number of Buildings	Encum- brances (4)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(5)	Accumulated Depreciation (5)	Acquisition Date	Year Built
Desoto Place	1	3,338	2,255	4,339	6,594	400		2,255	4,739	6,994	(584)	07/01/11	1982

TOTAL SOUTHERN CALIFORNIA MARKET	36	75,586	139,975	242,489	382,464	11,122		140,246	253,340	$393,586	(35,559)

SUB TOTAL CONSOLIDATED OPERATING PROPERTIES	399	304,275	668,390	2,403,914	3,072,304	136,717		671,255	2,537,769	$3,209,024	(605,856)
Shelby 18	1	—	1,881	13,466	15,347	(924	)(2)	1,881	12,542	14,423	(3,912)	5/13/2005	2000
3955 E Holmes Rd (MTC)	1	—	3,782	23,218	27,000	—		3,782	23,218	27,000	—	12/27/2012	2000
100 Interstate South	1	—	2,362	11,970	14,332	46		2,362	12,016	14,378	—	12/27/2012	2001

Assets held-for-sale	3	—	8,025	48,654	56,679	(878)		8,025	47,776	55,801	(3,912)
116 Lehigh Dr	1	4,453	2,193	5,217	7,410	1,187		2,193	6,404	8,597	—	6/29/2012	1986
4802 Van Buren	1	—	839	961	1,800	458		839	1,419	2,258	(32)	1/11/2012	1984
5501 W Valley Highway	1	—	672	1,178	1,850	69		672	1,247	1,919	—	10/15/2012	2007
2567 Greenleaf	1	—	539	1,038	1,577	348		539	1,386	1,925	—	10/19/2012	1962

Properties under redevelopment	4	4,453	4,243	8,394	12,637	2,062		4,243	10,456	14,699	(32)
Dulles Phase II Building E	1	—	1,131	—	1,131	5,278		1,131	5,278	6,409	—
DCT Commerce Center at Pan American West Building A	0	—	3,201	—	3,201	10,051		3,201	10,051	13,252	—
DCT Commerce Center at Pan American West Building B	0	—	3,230	—	3,230	4,541		3,230	4,541	7,771	—
DCT 55	1	—	6,832	—	6,832	16,561		6,832	16,561	23,393	—
Northwest 8 Distribution Center	1	—	2,573	—	2,573	9,212		2,573	9,212	11,785	—
Slover Land	0	—	13,786	—	13,786	2,505		13,786	2,505	16,291	—
Dulles Land	0	—	1,086	—	1,086	21		1,086	21	1,107	—

Properties under development	3	—	31,839	—	31,839	48,169		31,839	48,169	80,008	—
8th & Vineyard Land A	0	—	1,467	—	1,467	424		1,467	424	1,891	—
8th & Vineyard Land B	0	—	960	—	960	228		960	228	1,188	—
8th & Vineyard Land C	0	—	2,292	—	2,292	544		2,292	544	2,836	—
Airtex	0	—	2,595	—	2,595	615		2,595	615	3,210	—
Slover II Land	0	—	14,189	—	14,189	453		14,189	453	14,642	—
OTA Land Phase I	0	—	7,494	—	7,494	769		7,494	769	8,263	—
OTA Land Phase II	0	—	5,167	—	5,167	331		5,167	331	5,498	—
River West	0	—	2,939	—	2,939	192		2,939	192	3,131	—
Tanner Rd Land	0	—	3,353	—	3,353	290		3,353	290	3,643	—
Rialto Land	0	—	19,219	—	19,219	246		19,219	246	19,465	—
Valley Dist. Center Land	0	—	2,855	—	2,855	15		2,855	15	2,870	—
DCT Port Union Building 1	0	—	1,965	—	1,965	1,535		1,965	1,535	3,500	—
DCT Port Union Building 3	0	—	1,310	—	1,310	2,071		1,310	2,071	3,381	—
ADC North Phase II Development	0	—	1,273	—	1,273	1,169		1,273	1,169	2,442	—
Stonefield Industrial Park-Lnd	0	—	4,959	—	4,959	3		4,959	3	4,962	—
Boone Industrial Park -Land	0	—	861	—	861	13		861	13	874	—

Properties in pre-development including land held	—	—	72,898	—	72,898	8,898		72,898	8,898	81,796	—

GRAND TOTAL CONSOLIDATE	409	$308,728	$785,395	$2,460,962	$3,246,357	$194,972		$788,260	$2,653,068	$3,441,328	$(609,800)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2012

(1)	Included in Building & Improvements are intangible lease assets.

(2)	Generally these reductions in basis include one or more of the following: i) payments received under master lease agreements and pursuant to GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than revenues; ii) writeoffs of fixed asset balances due to early lease terminations by contracted customers; iii) writeoffs of fully amortized lease related intangible assets and improvements; iv) writeoffs of fully amortized tenant leasing costs; and v) other miscellaneous basis adjustments.

(3)	As of December 31, 2012, the aggregate cost for federal income tax purposes of investments in real estate was approximately $3.0 billion.

(4)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2012:

Total per Schedule III	$308,728
Unencumbered Mortgage Notes	1,240
Premiums, net of amortization	7,346

Total mortgage notes	$317,314

(5)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2012 is as follows:

Investments in properties:
Balance at beginning of year	$3,161,063
Acquisition of properties	439,300
Improvements, including development properties	97,597
Divestiture of properties	(194,788)
Improvements, Intangibles, Tenant Leasing Costs write offs	(51,817)
Impairments	(11,422)
Other adjustments	1,395

Balance at end of year including held-for-sale	3,441,328

Held-for-sale	(55,801)

Balance at end of year, excluding held-for-sale	$3,385,527

Accumulated depreciation:
Balance at beginning of year	$(589,314)
Depreciation and amortization expense, including discontinued operations	(127,661)
Divestiture of properties	54,772
Improvements, Intangibles, Tenant Leasing Costs write offs	51,817
Other adjustments	586

Balance at end of year, including held-for-sale	(609,800)

Held-for-sale	3,912

Balance at end of year, excluding held-for-sale	$(605,888)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

3.2	DCT Industrial Trust Inc. Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 5, 2012)

3.3	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

3.4	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

3.5	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2007)

10.2	Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 13, 2006)

10.3	Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 3, 2007 (incorporated by reference to Exhibit 99.2 to Form S-3ASR Registration Statement, Commission File No. 333-145253)

10.4	Fourth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated December 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 2, 2009)

10.5	Fifth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 6, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2010)

10.6	Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 10, 2010)

10.7	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

10.8	Revolving Credit Agreement, dated as of August 17, 2010, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A., PNC Bank National Association, U.S. Bank National Association and Regions Bank, as Documentation Agents and Deutsche Bank Trust Company Americas as Managing Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 20, 2010)

10.9	First Amendment to Revolving Credit Agreement, dated as of June 3, 2011 among DCT Industrial Operating Partnership LP, the lenders identified therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2011)

10.10	Employment Agreement, dated as of October 9, 20012, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 10, 2012)

E-1

10.11	Employment Agreement, dated as of October 9, 2012, by and between the Company and Matthew T. Murphy (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 10, 2012)

10.12	Employment Agreement, dated as of October 9, 2012, between DCT Industrial Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 10, 2012)

10.13	Employment Agreement, dated as of December 4, 2012, by and between DCT Industrial Trust Inc. and Jeff Phelan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 5, 2012)

10.14	Employment Agreement, dated as of January 30, 2012, by and between DCT Industrial Trust Inc. and Neil P. Doyle (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 3, 2012)

10.15	First Amendment to Employment Agreement, dated as of March 8, 2012, by and between DCT Industrial Trust Inc. and Neil P. Doyle (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 3, 2012)

10.16	Change of Control Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Teresa Corral (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2011)

10.17	First Amendment to Change in Control Agreement, dated as of October 9, 2012, by and between the Company and Teresa L. Corral (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 10, 2012)

10.18	Change of Control Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 5, 2011)

10.19	Letter Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 5, 2011)

+10.20	First Amendment to Change in Control Agreement, dated as of October 9, 2012, by and between the Company and John G. Spiegleman

10.21	Change of Control Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 5, 2011)

10.22	Letter Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 5, 2011)

+10.23	First Amendment to Change in Control Agreement, dated as of October 9, 2012, by and between DCT Industrial Trust Inc. and Charla Rios

10.24	Resignation and Release Agreement, dated as of July 26, 2011, by and between DCT Industrial Trust Inc. and Daryl H. Mechem (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2011)

10.25	DCT Industrial Trust Inc. Multi-Year Outperformance Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2010)

+21.1	List of Subsidiaries

+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2012

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

++32.1	Section 1350 Certification of Principal Executive Officer

E-2

++32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

+	Filed herewith
++	Furnished herewith

E-3