Form 10-Q
period 2013-03-31
DCT Industrial Trust Inc.
filed 2013-05-03
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, 291,356,503 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Land	$795,083	$780,235
Buildings and improvements	2,519,914	2,481,206
Intangible lease assets	79,539	78,467
Construction in progress	42,716	45,619

Total investment in properties	3,437,252	3,385,527
Less accumulated depreciation and amortization	(631,986)	(605,888)

Net investment in properties	2,805,266	2,779,639
Investments in and advances to unconsolidated joint ventures	129,415	130,974

Net investment in real estate	2,934,681	2,910,613
Cash and cash equivalents	19,498	12,696
Restricted cash	5,085	10,076
Deferred loan costs, net	9,313	6,838
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,395 and $1,251, respectively	51,493	51,179
Other assets, net	12,672	12,945
Assets held for sale	11,350	52,852

Total assets	$3,044,092	$3,057,199

LIABILITIES AND EQUITY	—
Liabilities:
Accounts payable and accrued expenses	$49,571	$57,501
Distributions payable	21,637	21,129
Tenant prepaids and security deposits	22,288	24,395
Other liabilities	5,322	7,213
Intangible lease liability, net	19,795	20,148
Line of credit	50,000	110,000
Senior unsecured notes	1,075,000	1,025,000
Mortgage notes	317,704	317,314
Liabilities related to assets held for sale	400	940

Total liabilities	1,561,717	1,583,640

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 284,695,132 and 280,310,488 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2,847	2,803
Additional paid-in capital	2,262,631	2,232,682
Distributions in excess of earnings	(890,503)	(871,655)
Accumulated other comprehensive loss	(33,766)	(34,766)

Total stockholders’ equity	1,341,209	1,329,064
Noncontrolling interests	141,166	144,495

Total equity	1,482,375	1,473,559

Total liabilities and equity	$3,044,092	$3,057,199

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Rental revenues	$72,396	$61,416
Institutional capital management and other fees	812	1,055

Total revenues	73,208	62,471

OPERATING EXPENSES:
Rental expenses	8,864	7,578
Real estate taxes	11,079	9,625
Real estate related depreciation and amortization	32,615	29,602
General and administrative	6,420	5,784
Casualty gains	(59)	(83)

Total operating expenses	58,919	52,506

Operating income	14,289	9,965

OTHER INCOME AND EXPENSE:
Development profits	268	—
Equity in earnings (loss) of unconsolidated joint ventures, net	391	(854)
Interest expense	(16,860)	(16,930)
Interest and other income (expense)	162	197
Income tax benefit (expense) and other taxes	(109)	(268)

Loss from continuing operations	(1,859)	(7,890)
Income from discontinued operations	3,495	1,060

Consolidated net income (loss) of DCT Industrial Trust Inc.	1,636	(6,830)
Net (income) loss attributable to noncontrolling interests	(357)	826

Net income (loss) attributable to common stockholders	1,279	(6,004)

Distributed and undistributed earnings allocated to participating securities	(173)	(128)

Adjusted net income (loss) attributable to common stockholders	$1,106	$(6,132)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.01)	$(0.03)
Income from discontinued operations	0.01	0.00

Net income (loss) attributable to common stockholders	$0.00	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	281,063	246,367

Distributions declared per common share	$0.07	$0.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Consolidated net income (loss) of DCT Industrial Trust Inc.	$1,636	$(6,830)
Other Comprehensive Income:
Net unrealized gain on cash flow hedging derivatives	6	1,565
Realized income related to hedging activities	93	—
Amortization of cash flow hedging derivatives	1,000	251

Other Comprehensive income	1,099	1,816

Comprehensive income (loss)	2,735	(5,014)

Comprehensive (income) loss attributable to noncontrolling interests	(456)	534

Comprehensive income (loss) attributable to common stockholders	$2,279	$(4,480)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
		Common Stock		Paid-in	in Excess	Comprehensive	controlling
	Total	Shares	Amount	Capital	of Earnings	Loss	Interests
Balance at December 31, 2012	$1,473,559	280,310	$2,803	$2,232,682	$(871,655)	$(34,766)	$144,495
Net income	1,636	—	—	—	1,279	—	357
Other comprehensive income	1,099	—	—	—	—	1,000	99
Issuance of common stock, net of offering costs	27,500	3,806	38	27,462	—	—	—
Issuance of common stock, stock-based compensation plans	(25)	196	2	(27)	—	—	—
Amortization of stock-based compensation	1,072	—	—	386	—	—	686
Distributions to common stockholders and noncontrolling interests	(21,851)	—	—	—	(20,127)	—	(1,724)
Purchases and redemptions of noncontrolling interests	(615)	383	4	2,128	—	—	(2,747)

Balance at March 31, 2013	$1,482,375	284,695	$2,847	$2,262,631	$(890,503)	$(33,766)	$141,166

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income (loss) of DCT Industrial Trust Inc.	$1,636	$(6,830)
Adjustments to reconcile consolidated net loss of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	32,690	32,166
Gain on dispositions of real estate interests	(2,877)	(88)
Distributions of earnings from unconsolidated joint ventures	1,563	587
Development profits	(268)	—
Equity in (earnings) loss of unconsolidated joint ventures, net	111	854
Stock-based compensation	1,072	980
Casualty gains	(59)	(155)
Straight-line rent	(1,516)	(2,020)
Other	2,189	209
Changes in operating assets and liabilities:
Other receivables and other assets	(1,298)	(662)
Accounts payable, accrued expenses and other liabilities	(9,681)	(6,213)

Net cash provided by operating activities	23,562	18,828

INVESTING ACTIVITIES:
Real estate acquisitions	(35,010)	(8,556)
Capital expenditures and development activities	(29,949)	(17,632)
Proceeds from dispositions of real estate investments	51,180	4,722
Investments in unconsolidated joint ventures	(579)	(1,951)
Distributions of investments in unconsolidated joint ventures	640	226
Other investing activities	11	(129)

Net cash used in investing activities	(13,707)	(23,320)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	56,000	61,000
Repayments of senior unsecured revolving line of credit	(116,000)	(36,000)
Proceeds from senior unsecured notes	225,000	—
Repayments of senior unsecured notes	(175,000)	—
Proceeds from mortgage notes	9,303	—
Principal payments on mortgage notes	(8,332)	(2,295)
Payments of deferred loan costs	(3,101)	(11)
Proceeds from issuance of common stock, net	27,942	—
Offering costs for issuance of common stock and OP Units	(443)	(88)
Redemption of noncontrolling interests	(606)	(882)
Dividends to common stockholders	(19,656)	(17,240)
Distributions to noncontrolling interests	(1,507)	(1,876)
Contributions from noncontrolling interests	—	30
Other financing activity	3,347	—

Net cash (used in) provided by financing activities	(3,053)	2,638

NET DECREASE IN CASH AND CASH EQUIVALENTS	6,802	(1,854)
CASH AND CASH EQUIVALENTS, beginning of period	12,696	12,834

CASH AND CASH EQUIVALENTS, end of period	$19,498	$10,980

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$16,609	$16,380
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets, net	$4,599	$9,138
Redemptions of OP Units settled in shares of common stock	$2,413	$7,833

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Organization

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of March 31, 2013, we owned approximately 93.4% of the outstanding equity interests in our operating partnership.

As of March 31, 2013, the Company owned interests in approximately 74.5 million square feet of properties leased to approximately 880 customers, including:

•	58.8 million square feet comprising 405 consolidated properties owned in our operating portfolio which were 92.6% occupied;

•	14.2 million square feet comprising 45 unconsolidated properties which were 84.4% occupied and operated on behalf of four institutional capital management partners;

•	0.3 million square feet comprising four consolidated properties under redevelopment;

•	0.8 million square feet comprising two consolidated buildings in development; and

•	0.4 million square feet comprising one consolidated building classified as held for sale.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2012 and related notes thereto as filed on Form 10-K on February 21, 2013.

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

Reclassifications

Certain items in our Consolidated Financial Statements for 2012 have been reclassified to conform to the 2013 presentation. Income statement amounts for properties disposed of or classified as held for sale have been reclassified to discontinued operations for all periods presented. Income statement related disclosures in the accompanying notes exclude amounts that have been reclassified to discontinued operations.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.5 million and $1.9 million, for the three months ended March 31, 2013 and 2012, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $15.6 million and $12.4 million, for the three months ended March 31, 2013 and 2012, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of March 31, 2013 and December 31, 2012, our allowance for doubtful accounts was approximately $1.4 million and $1.3 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was an increase of approximately $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

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

New Accounting Standards

In the first quarter of 2013 the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required under GAAP to be reclassified in its entirety to net income. Additionally, the update requires disclosure of changes in each component of other comprehensive income. The disclosure requirements were retroactively effective for us on January 1, 2013. As this guidance only requires expanded disclosure, the adoption did not have a material impact on our consolidated financial statements.

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development, properties in pre-development and land held for future development or other purposes. The following table provides our historical cost of our investment in properties (in thousands).

	March 31,	December 31,
	2013	2012
Operating properties	$3,262,795	$3,209,024
Properties under development	77,432	80,008
Properties under redevelopment	16,440	14,699
Properties in pre-development including land held	80,585	81,796

Total Investment in Properties	3,437,252	3,385,527
Less accumulated depreciation and amortization	(631,986)	(605,888)

Net Investment in Properties	$2,805,266	$2,779,639

Acquisition Activity

During the three months ended March 31, 2013, we acquired five buildings comprising 0.5 million square feet. These properties located in the Atlanta and Southern California markets were acquired for a total purchase price of approximately $35.8 million. Related to these acquisitions, we incurred acquisition costs of approximately $0.4 million during the three months ended March 31, 2013, included in “General and administrative” in our Consolidated Statement of Operations. During the three months ended March 31, 2012, we incurred acquisition costs of approximately $0.2 million.

Development Activity

2013 Development Activity

During the three months ended March 31, 2013, we continued to expand our development activities. The table below represents a summary of our consolidated development activity as of March 31, 2013. As of March 31, 2013, we had two build-to-suit for sale projects under contract. During the three months ended March 31, 2013, we recognized development profits of approximately $0.3 million related to the development of the Dulles Summit Lot 10 project which is under contract to be sold to a third party for a total of $8.0 million. The 8th and Vineyard A project was under contract, but as development activities recently commenced, no profit was earned during the three months ended March 31, 2013.

Project	Market	Acres	Number of Buildings	Square Feet	Percent owned	Cumulative Costs at 03/31/13	Projected Investment	Completion Date		Percentage Leased
				(in thousands)		(in thousands)	(in thousands)
Consolidated Development Activities:
Stabilized in Q1 2013
Northwest 8 Distribution Center	Houston	16	1	267	100%	$13,241	$13,238	Q3-2012	(1)	100%
Dulles Summit Distribution Building E	Baltimore/ Washington	6	1	76	100%	6,515	7,123	Q3-2012	(1)	100%

	Total	22	2	343	100%	$19,756	$20,361			100%

Development Projects in Lease Up
DCT 55	Chicago	33	1	604	100%	$23,009	$27,917	Q4-2012	(2)	0%
DCT Commerce Center at Pan American West (Building A)	Miami	7	1	168	100%	13,850	14,594	Q1-2013	(2)	89%

	Total	40	2	772	100%	$36,859	$42,511			19%

Under Construction
DCT Commerce Center at Pan American West (Building B)	Miami	7	1	167	100%	$10,482	$13,278	Q2-2013	(2)	74%
Slover Logistics Center I	Southern California	28	1	652	100%	18,715	36,725	Q4-2013	(2)	100%
DCT Airtex Industrial Center	Houston	13	1	267	100%	6,499	14,678	Q3-2013	(2)	0%
Rockdale Distribution Center - Expansion	Nashville	15	expansion	225	100%	3,382	8,093	Q3-2013	(2)	100%
DCT Beltway Tanner Business Park	Houston	11	1	136	100%	4,725	15,395	Q3-2013	(2)	0%

	Total	74	4	1,447	100%	$43,803	$88,169			69%

Total Development Activities		114	6	2,219	100%	$80,662	$130,680			52%

Build-to-Suit for Sale
Dulles Summit Outparcels	Baltimore/ Washington	5	1	61	50%	$7,247	$7,429	Q2-2013	(2)
8th & Vineyard A	Southern California	6	1	130	91%	1,999	8,960	Q4-2013	(2)

		11	2	191		$9,246	$16,389

(1)	This is the projected stabilization date.
(2)	The completion date represents the date of building shell completion.

Disposition Activity

During the three months ended March 31, 2013, we sold three operating properties totaling approximately 1.8 million square feet to third-parties in the Atlanta, Louisville, and Memphis markets, for combined gross proceeds of $50.5 million. We recognized gains of approximately $2.9 million on these dispositions. All gains associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 - Summary of Significant Accounting Policies for additional information) was approximately $2.6 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively. Our intangible lease assets included the following as of March 31, 2013 and December 31, 2012 (in thousands).

	March 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$74,020	$(28,873)	$45,147	$71,846	$(26,181)	$45,665
Above market rent	$5,519	$(3,285)	$2,234	$6,621	$(4,348)	$2,273
Below market rent	$(26,017)	$6,222	$(19,795)	$(27,590)	$7,442	$(20,148)

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of March 31, 2013 and December 31, 2012 (dollars in thousands).

	DCT Ownership		Unconsolidated Investment in
	as of		and Advances as of
	March 31,	Number of	March 31,	December 31,
Unconsolidated Joint Ventures	2013	Buildings	2013	2012
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$42,039	$42,571
TRT-DCT Venture I	3.6%	14	570	558
TRT-DCT Venture II	11.4%	5	1,957	1,990
TRT-DCT Venture III	10.0%	4	1,199	1,225

Total Institutional Joint Ventures		36	45,765	46,344

Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	52,675	53,840
IDI/DCT, LLC	50.0%	3	27,635	27,736
IDI/DCT Buford, LLC (land only)	75.0%	—	3,340	3,054

Total Other		9	83,650	84,630

Total		45	$129,415	$130,974

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 - Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of March 31, 2013 and December 31, 2012, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of March 31, 2013 and December 31, 2012 (in thousands).

	Balances as of		Balances as of
	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$50,000	$50,000	$110,000	$110,000
Fixed rate debt(2)	$992,704	$1,108,670	$1,167,314	$1,306,761
Variable rate debt	$400,000	$400,000	$175,000	$176,922

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

The following table displays a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012. During the same periods, we had no assets measured at fair value on a recurring basis. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period (in thousands).

	During the Three Months Ended March 31,
	2013	2012
Level 3 Liabilities:
Interest Rate Swaps:
Beginning balance at January 1	$—	$(26,746)
Net unrealized gains included in accumulated other comprehensive loss	—	1,565

Ending balance at March 31	$—	$(25,181)

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

For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Statement of Changes in Comprehensive Income (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

The following table presents the effect of our derivative financial instruments on our accompanying financial statements for the three months ended March 31, 2013 and 2012 (amounts in thousands).

	For the Three Months Ended March 31,
	2013	2012

Derivatives Designated as Hedging Instruments

Derivative type	Interest rate contracts	Interest rate contracts

Amount of gain recognized in Other Comprehensive Income (“OCI”) (effective portion)	$99	$1,565

Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense and Equity in (earnings) loss of unconsolidated joint venture	Interest expense

Amount of loss reclassified from accumulated OCI into income (effective portion)	$(1,000)	$(251)

Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest expense	Interest expense

Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$—

As of March 31, 2013 and December 31, 2012, we did not have any hedges in place.

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

Note 6 - Outstanding Indebtedness

As of March 31, 2013 our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes, and a line of credit, excluding approximately $45.6 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2012, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, which excludes $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of March 31, 2013, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2012, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of March 31, 2013 and December 31, 2012.

Debt Issuances

On February 20, 2013, DCT entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of five years, extended our existing $300.0 million senior unsecured line of credit for a period of four years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of two years, of which we had issued $175.0 million as of March 31, 2013. The term loan amendment was a modification of debt for accounting purposes.

Debt Retirements

During the three months ended March 31, 2013, we used proceeds from our senior unsecured term loan to repay a $175.0 million senior unsecured note that was scheduled to mature in June, 2013.

Line of Credit

As of March 31, 2013, we had $50.0 million outstanding and $250.0 million available under the unsecured revolving credit facility. As of December 31, 2012, we had $110.0 million outstanding and $190.0 million available under the unsecured revolving credit facility.

Note 7 - Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in the operating partnership and equity interests held by third-party partners in consolidated real estate joint ventures, including related parties as discussed in Note 9 – Related Party Transactions. Noncontrolling interests representing interests in the operating partnership primarily include limited partnership interest in our operating partnership (“OP Units”) and LTIP Units which are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in the Consolidated Balance Sheets.

The following table illustrates the noncontrolling interests’ share of consolidated net loss during the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended
	March 31,
	2013	2012

Noncontrolling interests’ share of loss from continuing operations	$(122)	$926

Noncontrolling interests’ share of income from discontinued operations	(235)	(100)

Net (income) loss attributable to noncontrolling interests	$(357)	$826

OP Units

As of March 31, 2013 and December 31, 2012, we owned approximately 93.4% and 93.3%, respectively, of the outstanding equity interests in the operating partnership. Upon redemption by the unitholder, we have the option of redeeming the units of OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the three months ended March 31, 2013, 0.5 million OP Units were redeemed for approximately $0.6 million in cash and 0.4 million shares of common stock. During the three months ended March 31, 2012, 1.2 million OP Units were redeemed for approximately $0.9 million in cash and 1.0 million shares of common stock.

As of March 31, 2013, there was a total of 19.1 million OP Units outstanding and redeemable, with a redemption value of approximately $141.1 million based on the closing price of our common stock on March 31, 2013. As of December 31, 2012 there was a total of 19.5 million OP Units outstanding with a redemption value of approximately $126.8 million based on the closing price of our common stock on December 31, 2012, all of which were redeemable for cash or stock, at our election.

LTIP Units

We may grant limited partnership interests in the operating partnership called LTIP Units. LTIP Units, which we grant either as free-standing awards or together with other awards under the Long-Term Incentive Plan, as amended, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and achievement of pre-established performance goals and objectives. LTIP Units typically vest ratably over a period of four to five years depending on the grant. Vested LTIP Units can generally be converted to OP Units on a one-for-one basis.

During the three months ended March 31, 2013, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 52% and risk-free interest rate of 0.84%. During the three months ended March 31, 2013, there were no conversions of vested LTIP Units into OP Units. As of March 31, 2013, approximately 3.0 million LTIP Units were outstanding of which 1.0 million were vested. In addition, during the three months ended March 31, 2013 we issued 0.4 million LTIP Units for awards issued in connection with our multi-year outperformance program that ended December 31, 2012.

During the three months ended March 31, 2012, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $3.7 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 72% and a risk-free interest rate of 0.82%. During the three months ended March 31, 2012, 0.1 million vested LTIP Units were converted into 0.1 million OP Units. As of December 31, 2012, approximately 1.9 million LTIP Units were outstanding of which 0.4 million were vested.

Note 8 - Stockholders’ Equity

Common Stock

As of March 31, 2013, approximately 284.7 million shares of common stock were issued and outstanding.

On November 20, 2012, we registered a second continuous equity offering program, to replace our continuous equity offering program previously registered on March 23, 2010. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through November 20, 2015 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three months ended March 31, 2013, we issued approximately 3.8 million shares through this offering, at an average price of $7.34 per share, for proceeds of $27.9 million before offering expenses. As of March 31, 2013, 6.7 million shares remain available to be issued under this program.

During the three months ended March 31, 2013, we issued approximately 0.4 million shares of common stock, related to the redemption of OP Units (see additional information in Note 7 - Noncontrolling Interests above), and approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises. The net proceeds from the sales of our securities are transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings.

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

Multi-Year Outperformance Program

During the three months ended March 31, 2013 we issued 0.4 million LTIP Units for awards issued in connection with our multi-year outperformance program that ended December 31, 2012.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three months ended March 31, 2013, we granted approximately 0.3 million shares of restricted stock to certain officers and employees at the weighted-average fair market value of $7.13 per share.

Note 9 - Related Party Transactions

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2013	2012
Earnings per Common share - Basic and Diluted
Numerator
Loss from continuing operations	$(1,859)	$(7,890)
(Income) loss from continuing operations attributable to noncontrolling interests	(122)	926

Loss from continuing operations attributable to common stockholders	(1,981)	(6,964)
Less: Distributed and undistributed earnings allocated to participating securities	(173)	(128)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(2,154)	(7,092)

Income from discontinued operations	3,495	1,060
Noncontrolling interests’ share of income from discontinued operations	(235)	(100)

Numerator for income from discontinued operations attributable to common stockholders	3,260	960

Adjusted net income (loss) attributable to common stockholders	$1,106	$(6,132)

Denominator
Weighted average common shares outstanding - basic and dilutive	281,063	246,367

Earnings per Common Share - Basic and Diluted
Loss from continuing operations	$(0.01)	$(0.03)
Income from discontinued operations	0.01	0.00

Net income (loss) attributable to common stockholders	$0.00	$(0.03)

Potentially Dilutive Shares

For the three months ended March 31, 2013 and 2012, we excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.7 million and 5.5 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

Note 11 - Segment Information

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation related to discontinued operations (see Note 12 - Discontinued Operations and Assets Held for Sale for additional information).

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of March 31, 2013 and December 31, 2012 (in thousands).

	March 31, 2013	December 31, 2012
Segments:
East assets	$879,284	$875,845
Central assets	1,095,733	1,107,561
West assets	893,524	863,003

Total segment net assets	2,868,541	2,846,409
Non-segment assets:
Non-segment cash and cash equivalents	13,540	8,653
Other non-segment assets(1)	150,661	149,285
Assets held for sale	11,350	52,852

Total assets	$3,044,092	$3,057,199

(1)	Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
East	$21,880	$20,385
Central	31,107	25,788
West	19,409	15,243

Rental revenues	72,396	61,416
Institutional capital management and other fees	812	1,055

Total revenues	$73,208	$62,471

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012

East	$15,869	$15,051
Central	21,714	17,811
West	14,870	11,351

Property NOI(1)	52,453	44,213
Institutional capital management and other fees	812	1,055
Real estate related depreciation and amortization	(32,615)	(29,602)
Casualty gains	59	83
General and administrative	(6,420)	(5,784)
Development profits, net of tax	268	—
Equity in earnings (loss) of unconsolidated joint ventures, net	391	(854)
Interest expense	(16,860)	(16,930)
Interest and other income (expense)	162	197
Income tax benefit (expense) and other taxes	(109)	(268)

Loss from continuing operations	$(1,859)	$(7,890)

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

Included in the Central operating segment rental revenues for the three months ended March 31, 2013 and 2012 was approximately $1.8 million and $1.7 million, respectively, attributable to the Mexico operations. Included in the Central operating segment net assets as of March 31, 2013 and December 31, 2012 was approximately $73.2 million and $74.2 million, respectively, attributable to the Mexico operations.

Note 12 - Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the three months ended March 31, 2013, we sold three operating properties, comprising 1.6 million square feet in the East operating segment and 0.2 million square feet in the Central operating segment to unrelated third-parties. The sale of these properties resulted in gains of approximately $2.9 million. We also classified one property in our East operating segment as held for sale as of March 31, 2013.

The following table summarizes the components of income (loss) from discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
Rental revenues	$902	$4,766
Rental expenses and real estate taxes	(191)	(1,191)
Real estate related depreciation and amortization	(75)	(2,564)

Operating income	636	1,011
Casualty gains	—	59
Impairment losses	—	67
Interest expense	—	(98)
Interest and other income (expense)	(18)	—

Operating income and other income (expense)	618	1,039
Gain on dispositions of real estate interests	2,877	21

Income (loss) from discontinued operations	$3,495	$1,060

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

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of March 31, 2013, we owned approximately 93% of the outstanding equity interests in our operating partnership.

As of March 31, 2013, the Company owned interests in approximately 74.5 million square feet of properties leased to approximately 880 customers, including:

•	58.8 million square feet comprising 405 consolidated properties owned in our operating portfolio which were 92.6% occupied;

•	14.2 million square feet comprising 45 unconsolidated properties which were 84.4% occupied and operated on behalf of four institutional capital management partners;

•	0.3 million square feet comprising four consolidated properties under redevelopment;

•	0.8 million square feet comprising two consolidated buildings in development; and

•	0.4 million square feet comprising one consolidated building classified as held for sale.

The Company also has five consolidated buildings and one unconsolidated expansion project under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3 - Investment in Properties” for further detail related to our development activity.

Our primary business objectives are to maximize long-term growth in earnings and Funds from Operations, or FFO, as defined on pages 35 and 36, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

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

New development has begun to increase modestly in certain markets where fundamentals have improved more rapidly, however construction levels are still modest in absolute terms and well below peak levels and we expect they will remain so until rental rates, other leasing fundamentals and the availability of financing improve sufficiently to justify new construction on a larger scale. With limited new supply in the near term, we expect that the operating environment will become increasingly favorable for landlords with improvement of rental and occupancy rates.

For DCT Industrial, we expect same store net operating income to be higher in 2013 than it was in 2012. The benefit of higher occupancy in 2013 is expected to be somewhat offset by the impact of declining net effective rental rates on leases signed in 2012 compared to expiring leases, most of which were signed prior to the market downturn.

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

Significant Transactions During 2013

Summary of the three months ended March 31, 2013

•	Acquisitions

•

During the three months ended March 31, 2013, we acquired five buildings comprising 0.5 million square feet in the Atlanta and Southern California markets for a total purchase price of approximately $35.8 million.

•

In March 2013, the Company entered into a binding agreement to purchase its joint venture partner’s 96.4% interest in seven buildings comprising 1,918,000 square feet owned by TRT-DCT Industrial JV I, for an incremental investment of $85.9 million which we expect to close in Q2 2013.

•	Development Activities

•

During the three months ended March 31, 2013, two projects totaling 343,000 square feet in Houston and Washington, D.C. were completed and stabilized. In addition, construction was shell complete on two projects totaling 772,000 square feet in Chicago and Miami. The table below reflects a summary of development activities as of March 31, 2013.

Project	Market	Acres	Number of Buildings	Square Feet	Percent owned	Cumulative Costs at 03/31/13	Projected Investment	Completion Date	Percentage Leased
				(in thousands)		(in thousands)	(in thousands)
Consolidated Development Activities:

Stabilized in Q1 2013
Northwest 8 Distribution Center	Houston	16	1	267	100%	$13,241	$13,238	Q3-2012(1)	100%
Dulles Summit Distribution Building E	Baltimore/Washington	6	1	76	100%	6,515	7,123	Q3-2012(1)	100%

	Total	22	2	343	100%	$19,756	$20,361		100%

Development Projects in Lease Up
DCT 55	Chicago	33	1	604	100%	$23,009	$27,917	Q4-2012(2)	0%
DCT Commerce Center at Pan American West (Building A)	Miami	7	1	168	100%	13,850	14,594	Q1-2013(2)	89%

	Total	40	2	772	100%	$36,859	$42,511		19%

Under Construction
DCT Commerce Center at Pan American West (Building B)	Miami	7	1	167	100%	$10,482	$13,278	Q2-2013(2)	74%
Slover Logistics Center I	Southern California	28	1	652	100%	18,715	36,725	Q4-2013(2)	100%
DCT Airtex Industrial Center	Houston	13	1	267	100%	6,499	14,678	Q3-2013(2)	0%
Rockdale Distribution Center - Expansion	Nashville	15	expansion	225	100%	3,382	8,093	Q3-2013(2)	100%
DCT Beltway Tanner Business Park	Houston	11	1	136	100%	4,725	15,395	Q3-2013(2)	0%

	Total	74	4	1,447	100%	$43,803	$88,169		69%

Total Development Activities		114	6	2,219	100%	$80,662	$130,680		52%

Build-to-Suit for Sale
Dulles Summit Outparcels	Baltimore/Washington	5	1	61	50%	$7,247	$7,429	Q2-2013(2)
8th & Vineyard A	Southern California	6	1	130	91%	1,999	8,960	Q4-2013(2)

		11	2	191		$9,246	$16,389

(3)	This is the projected stabilization date.
(4)	The completion date represents the date of building shell completion.

•	Dispositions

•	During the three months ended March 31, 2013, we sold three operating properties totaling approximately 1.8 million square feet to third-parties for combined gross proceeds of $50.5 million.

•	Debt Activity

•

On February 20, 2013, we entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of five years, extended our existing $300.0 million senior unsecured line of credit for a period of four years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of two years. We closed on the additional $175.0 million in March 2013, which was used to refinance a scheduled June 2013 maturity of $175.0 million of other senior unsecured debt.

•	As of March 31, 2013, we had $50.0 million outstanding and $250.0 million available under the unsecured revolving credit facility.

•	Equity activity

•

During the three months ended March 31, 2013, we issued approximately 3.8 million shares of common stock through our “continuous equity” offering program at an average price of $7.34 per share before expense, for proceeds of $27.9 million before offering expenses.

•	Leasing Activity

The following table provides a summary of our leasing activity for the three months ended March 31, 2013:

	Number of Leases Signed	Square Feet Signed	Net Effective Rent Per Square Foot(1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term(3)	Turnover Costs Per Square Foot(4)	Weighted Average Retention (5)
		(in thousands)

First quarter 2013	67	1,444	$5.07	6.00%	45	$2.54	42.62%

(1)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease. Does not include month to month leases.
(2)	GAAP basis rent growth is a ratio of the change in monthly Net Effective Rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the Net Effective Rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are excluded.
(3)	The lease term is in months. Assumes no exercise of lease renewal options, if any.
(4)	Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and does not reflect actual expenditures for the period.
(5)	Represents the weighted average square feet of tenants renewing their respective leases.

During the three months ended March 31, 2013, we signed 15 leases with free rent, which were for 0.4 million square feet of property with total concessions of $0.3 million.

Customer Diversification

As of March 31, 2013, there were no customers that occupied more than 1.7% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of March 31, 2013, who occupy a combined 6.2 million square feet of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Schenker, Inc.	1.7%
Deutsche Post World Net (DHL & Excel)	1.6%
The Clorox Company	1.3%
United Parcel Service (UPS)	1.2%
The Glidden Company	1.2%
YRC, LLC	1.1%
Iron Mountain	1.1%
Crayola LLC	1.0%
CEVA Logistics	0.9%
United Stationers Supply Company	0.9%

Total	12.0%

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases. In the event that a tenant with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and tenant receivables.

Reports have indicated that the parent company, YRC Worldwide, Inc., of one of our top ten tenants has encountered financial difficulties and therefore has the potential to file for bankruptcy. Their subsidiary, YRC, LLC currently leases three truck terminals in infill locations of Los Angeles, at below market rents reflected on the consolidated balance sheet at a carrying value of $13.3 million, net of accumulated amortization as of March 31, 2013. YRC, LLC had an insignificant amount of contractual rent and recoveries due to us as of March 31, 2013. The tenant is not considered delinquent.

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

Results of Operations

Summary of the three months ended March 31, 2013 compared to the same period ended March 31, 2012

DCT Industrial Trust is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As of March 31, 2013, the Company owned interests in or had under development approximately 74.5 million square feet of properties leased to approximately 880 customers, including 14.2 million square feet managed on behalf of four institutional capital management joint venture partners. Also as of March 31, 2013, we consolidated 405 operating properties, four redevelopment properties, two development properties, and one consolidated property classified as held for sale.

Comparison of the three months ended March 31, 2013 compared to the same period ended March 31, 2012

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 370 operating properties and was comprised of 53.4 million square feet. A discussion of these changes follows in the table below (in thousands).

	Three Months Ended March 31,
	2013	2012	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$64,181	$61,129	$3,052
Non-same store operating properties	8,011	64	7,947
Development and redevelopment	89	118	(29)
Revenues related to early lease terminations	115	105	10

Total rental revenues	72,396	61,416	10,980

Rental Expenses and Real Estate Taxes
Same store	17,761	17,077	684
Non-same store operating properties	2,117	25	2,092
Development and redevelopment	65	101	(36)

Total rental expenses and real estate taxes	19,943	17,203	2,740

Property Net Operating Income(1)
Same store, excluding revenues related to early lease terminations	46,420	44,052	2,368
Non-same store operating properties	5,894	39	5,855
Development and redevelopment	24	17	7
Revenues related to early lease terminations	115	105	10

Total property net operating income	52,453	44,213	8,240

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	812	1,055	(243)
Development profits	268	—	268
Equity in earnings (loss) of unconsolidated joint ventures, net	391	(854)	1,245
Interest and other income (expense)	162	197	(35)

Total other revenue and other income	1,633	398	1,235
Other Expenses
Real estate related depreciation and amortization	32,615	29,602	3,013
Interest expense	16,860	16,930	(70)
General and administrative	6,420	5,784	636
Casualty gains	(59)	(83)	24
Income tax expense and other taxes	109	268	(159)

Total other expenses	55,945	52,501	3,444

Income from discontinued operations	3,495	1,060	2,435
Net (income) loss attributable to noncontrolling interests	(357)	826	(1,183)

Net income (loss) attributable to common stockholders	$1,279	$(6,004)	$7,283

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

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $11.0 million, or 17.9% for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to the following changes:

•

$7.9 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties, partially offset by a decrease in non-same store average occupancy period over period. The average occupancy of the non-same store properties decreased to 79.6% for the three months ended March 31, 2013 from 85.7% for the three months ended March 31, 2012. Since December 31, 2011, we acquired and continue to own 32 additional operating properties, four redevelopment properties and one development property, and we completed development or redevelopment of four properties.

•	$3.1 million increase in total revenue in our same store portfolio due primarily to the following:

•	$2.6 million increase in base rent primarily related to a 220 basis point increase in average occupancy period over period; and

•	$1.4 million increase in operating expense recoveries related to the increase in occupancy; which was partially offset by

•	$1.1 million decrease in other revenues primarily related to decrease in straight-line rental revenue.

The following table illustrates the various components of our total rental revenues for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012	$ Change
Base rent	$53,984	$46,083	$7,901
Straight-line rent	1,519	1,933	(414)
Amortization of above and below market rent intangibles	399	177	222
Tenant recovery income	15,570	12,443	3,127
Other	809	675	134
Revenues related to early lease terminations	115	105	10

Total rental revenues	$72,396	$61,416	$10,980

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $2.7 million, or 15.9%, for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to:

•	$2.0 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period; and

•	$0.7 million net increase in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by increases in property maintenance and property insurance.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) increased by approximately $1.2 million for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to:

•	$1.2 million increase in equity in earnings (loss) of unconsolidated joint ventures primarily as a result of a 2012 adjustment to depreciation that did not recur in 2013;

•	$0.3 million in development profits in the current period with no corresponding activity in 2012; partially offset by

•	$0.2 million decrease in institutional capital management fees due to our acquisition of a joint venture partner’s interest in one of our joint ventures in 2012.

Other Expenses

Other expenses increased by approximately $3.4 million, or 6.6%, for the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of:

•	$3.0 million increase in depreciation expense resulting from real estate acquisitions and capital additions;

•

$0.6 million increase in general and administrative expenses primarily related to higher personnel costs, partially offset by an increase in capitalized overhead as a result of increased development, leasing and other capital activities; and

•	$0.2 million decrease in income tax expense and other taxes.

Income from Discontinued Operations

Income from discontinued operations increased by $2.4 million for the three months ended March 31, 2013 as compared to the same period in 2012. This increase is primarily related to the gain on dispositions totaling $2.9 million recorded in 2013, partially offset by less net operating income of properties included in discontinued operations due to disposals.

Segment Summary for the three months ended March 31, 2013 compared to the same period ended March 31, 2012

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 11 - Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three months ended March 31, 2013 compared to March 31, 2012, respectively (dollar amounts and square feet in thousands).

	As of March 31,				Three Months Ended March 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income(3)
EAST:
2013	120	19,977	86.7%	$879,284	$21,880	$15,869
2012	111	19,370	86.8%	930,054	20,385	$15,051

Change	9	607	(0.1)%	$(50,770)	$1,495	$818

CENTRAL:
2013	198	28,065	91.9%	$1,095,733	$31,107	$21,714
2012	185	24,825	90.8%	1,031,617	25,788	17,811

Change	13	3,240	1.1%	$64,116	$5,319	$3,903

WEST:
2013	93	11,809	97.1%	$893,524	$19,409	$14,870
2012	77	9,840	94.1%	653,149	15,243	11,351

Change	16	1,969	3.0%	$240,375	$4,166	$3,519

(1)	Segment assets include all assets held by operating properties included in a segment, less non-segment cash and cash equivalents.
(2)	Segment rental revenues include operating properties and revenues from development properties. Properties which were sold or held for sale during the period are not included in these results.
(3)

For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 11 - Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of March 31, 2013 and 2012 (in thousands).

	March 31, 2013	December 31, 2012	Change
Segments:
East assets	$879,284	$875,845	$3,439
Central assets	1,095,733	1,107,561	(11,828)
West assets	893,524	863,003	30,521

Total segment net assets	2,868,541	2,846,409	22,132
Non-segment assets:
Non-segment cash and cash equivalents	13,540	8,653	4,887
Other non-segment assets(1)	150,661	149,285	1,376
Assets held for sale	11,350	52,852	(41,502)

Total assets	$3,044,092	$3,057,199	$(13,107)

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

East Segment

•	East Segment assets increased by $3.4 million to $879.3 million as of March 31, 2013. This increase primarily related to the acquisition of two properties during the three months ended March 31, 2013.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $0.8 million, for the three months ended March 31, 2012 as compared to the same period in 2012, primarily as a result of the acquisitions in the East operating segment during the period.

Central Segment

•

Central Segment assets decreased by $11.8 million, to $1,095.7 million as of March 31, 2013. This decrease primarily related to the disposition of one property during the three months ended March 31, 2013.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $3.9 million, for the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of:

•

$5.3 million increase in rental revenues, of which $3.6 million is attributed to property acquisitions and $1.7 million which is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•	$1.4 million increase in operating expenses primarily comprised of the following:

•	$0.8 million increase in property taxes, of which $0.6 million was related to property taxes on acquisitions and the remainder related to increasing property tax expense on existing properties; and

•	$0.6 million increase in various other operating expenses, including property maintenance and property insurance.

West Segment

•

West Segment assets increased by $30.5 million, to $893.5 million as of March 31, 2013. This increase primarily related to the acquisition of three operating properties during the three months ended March 31, 2013.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $3.5 million for the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of:

•

$4.2 million increase in rental revenues, of which $3.2 million is attributed to property acquisitions and $1.0 million which is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•	$0.7 million increase in operating expenses primarily comprised of property taxes and property insurance.

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

Cash Flows

“Cash and cash equivalents” were $19.5 million and $12.7 million as of March 31, 2013 and December 31, 2012, respectively. Net cash provided by operating activities increased by $4.8 million to $23.6 million during the three months ended March 31, 2013 compared to $18.8 million during the same period in 2012. This change was primarily due to increased property net operating income, partially offset by an increase in net cash payments related to changes in operating assets and liabilities compared to the three months ended March 31, 2012.

Net cash used in investing activities decreased $9.6 million to $13.7 million during the three months ended March 31, 2013 compared to $23.3 million during the same period in 2012. This change was primarily due to an increase in cash inflows from dispositions during 2013 totaling $51.2 million, compared to $4.7 million in the prior period, partially offset by an increase in cash outflows related to acquisitions totaling $35.0 million, compared to $8.6 million in the prior period, and capital expenditures totaling $29.9 million, compared to $17.6 million in the prior period.

Net cash used in financing activities was $3.1 million during the three months ended March 31, 2013, compared to net cash provided by financing activities of $2.6 million in the prior period. This change was primarily due to net repayments of borrowings of $9.0 million during the three months ended March 31, 2013, compared to net borrowings of $22.7 million during the prior period, partially offset by proceeds from issuance of common stock of $27.9 million during the three months ended March 31, 2013.

Common Stock

As of March 31, 2013, approximately 284.7 million shares of common stock were issued and outstanding.

On November 20, 2012, we registered a second “continuous equity” offering program, to replace our continuous equity offering program previously registered on March 23, 2010. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through November 20, 2015 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three months ended March 31, 2013, we issued approximately 3.8 million shares through this offering, at an average price of $7.34 per share for proceeds of $27.9 million before offering expenses. We did not issue any shares under the previously registered offering program during the three months ended March 31, 2012. As of March 31, 2013, 6.7 million shares remain available to be issued under this program. During April 2013, we issued approximately 6.6 million of the remaining available shares, at an average price of $7.32 per share, for proceeds of $48.2 million before offering expenses.

Distributions

During the three months ended March 31, 2013, our board of directors declared distributions to stockholders totaling approximately $21.9 million, including distributions to OP unitholders. During the same period in 2012, our board of directors declared distributions to stockholders of approximately $19.2 million. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2013 and 2012.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During April 2013, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on July 17, 2013 to stockholders and OP unitholders of record as of July 5, 2013.

Outstanding Indebtedness

As of March 31, 2013 our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes, and a senior unsecured revolving credit facility, excluding approximately $45.6 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2012, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of March 31, 2013, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2012, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of March 31, 2013 and December 31, 2012.

Our debt instruments require monthly, quarterly or semiannual payments of interest and many require monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our debt service excluding principal maturities, which we plan to fund from refinancing and/or new debt. During the three months ended March 31, 2013 and 2012, our debt payments, including principal payments and refinancing activities, interest and extinguishments, totaled $200.9 million and $19.1 million, respectively.

Debt Issuance, Payoffs and Assumptions

On February 20, 2013, DCT entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of five years, extended our existing $300.0 million senior unsecured line of credit for a period of four years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of two years. We closed on the additional $175.0 million in March 2013, which was used to refinance a scheduled June 2013 maturity of $175.0 million of other senior unsecured debt.

Line of Credit

As of March 31, 2013, we had $50.0 million outstanding and $250.0 million available under the unsecured revolving credit facility. As of December 31, 2012, we had $110.0 million and $190.0 million available under the unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance with as of March 31, 2013.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, including principal amortization, and excluding unamortized premiums, as of March 31, 2013 (in thousands).

Year	Senior Unsecured Notes	Mortgage	Senior Unsecured Revolving Credit Facility	Total
2013	$—	$31,808	$—	$31,808
2014	50,000	11,288	—	61,288
2015	175,000	49,817	—	224,817
2016	139,000	61,012	—	200,012
2017	51,000	11,586	50,000	112,586
Thereafter	660,000	145,428	—	805,428

Total	$1,075,000	$310,939	$50,000	$1,435,939

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

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2013, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands).

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,765,319	$144,294	$717,863	$242,910	$660,252
Operating lease commitments	2,994	820	1,571	597	6
Ground lease commitments(3)	13,338	278	1,632	1,102	10,326

Total	$1,781,651	$145,392	$721,066	$244,609	$670,584

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $50.6 million, none of which are legally committed.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at March 31, 2013.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of March 31, 2013, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $35.0 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of March 31, 2013, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $45.6 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2013	$—
2014	4,513
2015	2,257
2016	840
2017	38,010
Thereafter	—

Total	$45,620

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

	Three Months Ended March 31,
	2013	2012
Reconciliation of net income (loss) attributable to common stockholders to FFO:
Net income (loss) attributable to common stockholders	$1,279	$(6,004)
Adjustments:
Real estate related depreciation and amortization	32,690	32,166
Equity in (earnings) loss of unconsolidated joint ventures, net	(391)	854
Equity in FFO of unconsolidated joint ventures	2,353	2,834
Gain on dispositions of real estate interests	(2,877)	(88)
Noncontrolling interest in the above adjustments	(2,323)	(3,744)
FFO attributable to unitholders	2,217	2,709

FFO basic and diluted	$32,948	$28,727

FFO per common share and unit - basic and diluted	$0.11	$0.10

FFO weighted average common shares and units outstanding:
Common shares for earnings per share - basic	281,063	246,367
Participating securities	2,250	1,580
Units	20,283	25,731

FFO weighted average common shares, participating securities and units outstanding – basic	303,596	273,678
Dilutive common stock equivalents	813	584

FFO weighted average common shares, participating securities and units outstanding - diluted	304,409	274,262

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our senior unsecured revolving credit facility and other variable rate borrowings and forecasted fixed rate debt issuances, including refinancing of existing fixed rate debt. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. To manage interest rate risk for variable rate debt and issuances of fixed rate debt, in the past we have primarily used treasury locks and forward-starting swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2013, we did not have any derivates in place.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2013, we had approximately $450.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our quarterly interest expense would increase by approximately $169,000 based on our outstanding floating-rate debt as of March 31, 2013. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $2.9 million during the three months ended March 31, 2013.

As of March 31, 2013, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2013, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 21, 2013, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*3.1	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

*3.2	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

*3.3	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)

*3.4	Third Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 1, 2013)

+10.1	Amended and Restated Credit and Term Loan Agreement, dated as of February 20, 2013, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and PNC Bank, National Association, as Syndication Agents, Citibank, N.A., JPMorgan Chase Bank, N.A., Regions Bank and U.S. Bank National Association, as Documentation Agents and Capital One, N.A. and Union Bank, N.A., as Managing Agents.

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 3, 2013	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: May 3, 2013	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 3, 2013	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

*3.1	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

*3.2	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

*3.3	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)

*3.4	Third Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 1, 2013)

+10.1	Amended and Restated Credit and Term Loan Agreement, dated as of February 20, 2013, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and PNC Bank, National Association, as Syndication Agents, Citibank, N.A., JPMorgan Chase Bank, N.A., Regions Bank and U.S. Bank National Association, as Documentation Agents and Capital One, N.A. and Union Bank, N.A., as Managing Agents.

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.