Form 10-Q
period 2013-06-30
DCT Industrial Trust Inc.
filed 2013-08-02
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 25, 2013, 292,994,602 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Land	$834,607	$780,235
Buildings and improvements	2,597,353	2,481,206
Intangible lease assets	77,336	78,467
Construction in progress	62,983	45,619

Total investment in properties	3,572,279	3,385,527
Less accumulated depreciation and amortization	(636,767)	(605,888)

Net investment in properties	2,935,512	2,779,639
Investments in and advances to unconsolidated joint ventures	129,358	130,974

Net investment in real estate	3,064,870	2,910,613
Cash and cash equivalents	9,623	12,696
Restricted cash	4,576	10,076
Deferred loan costs, net	8,904	6,838
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,684 and $1,251, respectively	49,410	51,179
Other assets, net	9,349	12,945
Assets held for sale	8,204	52,852

Total assets	$3,154,936	$3,057,199

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$53,590	$57,501
Distributions payable	21,946	21,129
Tenant prepaids and security deposits	22,028	24,395
Other liabilities	5,471	7,213
Intangible lease liability, net	19,550	20,148
Line of credit	117,000	110,000
Senior unsecured notes	1,075,000	1,025,000
Mortgage notes	317,395	317,314
Liabilities related to assets held for sale	330	940

Total liabilities	1,632,310	1,583,640

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 292,258,638 and 280,310,488 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2,923	2,803
Additional paid-in capital	2,317,192	2,232,682
Distributions in excess of earnings	(900,194)	(871,655)
Accumulated other comprehensive loss	(32,041)	(34,766)

Total stockholders’ equity	1,387,880	1,329,064
Noncontrolling interests	134,746	144,495

Total equity	1,522,626	1,473,559

Total liabilities and equity	$3,154,936	$3,057,199

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Rental revenues	$72,931	$59,876	$143,631	$119,775
Institutional capital management and other fees	707	1,151	1,520	2,206

Total revenues	73,638	61,027	145,151	121,981

OPERATING EXPENSES:
Rental expenses	9,408	7,425	18,087	14,836
Real estate taxes	11,845	8,943	22,668	18,328
Real estate related depreciation and amortization	33,531	28,786	65,484	57,681
General and administrative	7,449	6,513	13,870	12,298
Casualty loss (gain)	58	(57)	(2)	(140)

Total operating expenses	62,291	51,610	120,107	103,003

Operating income	11,347	9,417	25,044	18,978
OTHER INCOME AND EXPENSE:
Development profits	—	—	268	—
Equity in earnings (loss) of unconsolidated joint ventures, net	571	430	962	(424)
Interest expense	(15,327)	(17,540)	(32,187)	(34,470)
Interest and other (expense) income	(18)	(38)	144	159
Income tax expense and other taxes	(323)	(287)	(432)	(555)

Loss from continuing operations	(3,750)	(8,018)	(6,201)	(16,312)
Income (loss) from discontinued operations	15,417	(9,523)	19,504	(8,060)

Consolidated net income (loss) of DCT Industrial Trust Inc.	11,667	(17,541)	13,303	(24,372)
Net (income) loss attributable to noncontrolling interests	(858)	1,756	(1,215)	2,583

Net income (loss) attributable to common stockholders	10,809	(15,785)	12,088	(21,789)
Distributed and undistributed earnings allocated to participating securities	(174)	(137)	(346)	(266)

Adjusted net income (loss) attributable to common stockholders	$10,635	$(15,922)	$11,742	$(22,055)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.02)	$(0.06)
Income (loss) from discontinued operations	0.05	(0.03)	0.06	(0.03)

Net income (loss) attributable to common stockholders	$0.04	$(0.06)	$0.04	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	290,977	248,107	286,047	247,227

Distributions declared per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consolidated net income (loss) of DCT Industrial Trust Inc.	$11,667	$(17,541)	$13,303	$(24,372)
Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedging derivatives	918	(5,778)	924	(4,212)
Realized income related to hedging activities	94	655	186	655
Amortization of cash flow hedging derivatives	1,000	251	2,000	502

Other comprehensive income (loss)	2,012	(4,872)	3,110	(3,055)

Comprehensive income (loss)	13,679	(22,413)	16,413	(27,427)
Comprehensive (income) loss attributable to noncontrolling interests	(1,144)	1,902	(1,600)	2,435

Comprehensive income (loss) attributable to common stockholders	$12,535	$(20,511)	$14,813	$(24,992)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
		Common Stock		Paid-in	in Excess	Comprehensive	controlling
	Total Equity	Shares	Amount	Capital	of Earnings	Loss	Interests
Balance at December 31, 2012	$1,473,559	280,310	$2,803	$2,232,682	$(871,655)	$(34,766)	$144,495
Net income	13,303	—	—	—	12,088	—	1,215
Other comprehensive income	3,110	—	—	—	—	2,725	385
Issuance of common stock, net of offering costs	74,945	10,383	104	74,841	—	—	—
Issuance of common stock, stock-based compensation plans	(63)	230	3	(66)	—	—	—
Amortization of stock-based compensation	2,357	—	—	798	—	—	1,559
Distributions to common stockholders and noncontrolling interests	(44,556)	—	—	—	(40,627)	—	(3,929)
Partner contributions from noncontrolling interests	723	—	—	—	—	—	723
Purchases and redemptions of noncontrolling interests	(752)	1,336	13	8,937	—	—	(9,702)

Balance at June 30, 2013	$1,522,626	292,259	$2,923	$2,317,192	$(900,194)	$(32,041)	$134,746

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income (loss) of DCT Industrial Trust Inc.	$13,303	$(24,372)
Adjustments to reconcile consolidated net income (loss) of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	66,861	63,742
Gain on dispositions of real estate interests	(17,508)	(120)
Distributions of earnings from unconsolidated joint ventures	2,962	1,798
Development profits	(268)	—
Equity in (earnings) loss of unconsolidated joint ventures, net	(962)	424
Stock-based compensation	1,875	2,015
Casualty gains	(2)	(212)
Impairment losses	—	11,422
Straight-line rent	(2,719)	(3,143)
Other	3,057	(85)
Changes in operating assets and liabilities:
Other receivables and other assets	3,359	4,256
Accounts payable, accrued expenses and other liabilities	(8,976)	(7,259)

Net cash provided by operating activities	60,982	48,466

INVESTING ACTIVITIES:
Real estate acquisitions	(200,523)	(74,509)
Capital expenditures and development activities	(70,856)	(37,565)
Proceeds from dispositions of real estate investments	112,468	26,115
Investments in unconsolidated joint ventures	(1,046)	(2,402)
Repayment of notes receivable	—	2,344
Casualty and insurance proceeds	5,553	694
Distributions of investments in unconsolidated joint ventures	1,155	681
Other investing activities	(245)	(315)

Net cash used in investing activities	(153,494)	(84,957)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	199,000	165,000
Repayments of senior unsecured revolving line of credit	(192,000)	(60,000)
Proceeds from senior unsecured notes	225,000	—
Repayments of senior unsecured notes	(175,000)	—
Proceeds from mortgage notes	16,498	—
Principal payments on mortgage notes	(15,320)	(36,613)
Payments of deferred loan costs	(3,263)	(114)
Proceeds from issuance of common stock, net	75,920	—
Offering costs for issuance of common stock and OP Units	(975)	(112)
Redemption of noncontrolling interests	(752)	(2,830)
Dividends to common stockholders	(39,781)	(34,585)
Distributions to noncontrolling interests	(3,958)	(3,712)
Contributions from noncontrolling interests	723	30
Other financing activities	3,347	—

Net cash provided by financing activities	89,439	27,064

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,073)	(9,427)
CASH AND CASH EQUIVALENTS, beginning of period	12,696	12,834

CASH AND CASH EQUIVALENTS, end of period	$9,623	$3,407

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$30,568	$33,578
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$17,950	$28,417
Redemptions of OP Units settled in shares of common stock	$9,230	$25,304
Assumption of mortgage notes in connection with real estate acquired	$—	$6,990

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Organization

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and in Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of June 30, 2013, we owned approximately 93.9% of the outstanding equity interests in our operating partnership.

As of June 30, 2013, the Company owned interests in approximately 74.9 million square feet of properties leased to approximately 870 customers, including:

•

61.3 million square feet comprising 405 consolidated operating properties, including 0.2 million square feet comprising one consolidated building classified as held for sale, which were 91.9% occupied;

•	12.3 million square feet comprising 38 unconsolidated properties which were 90.8% occupied and operated on behalf of four institutional capital management partners;

•	0.3 million square feet comprising four consolidated properties under redevelopment; and

•	1.0 million square feet comprising three consolidated buildings in development.

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

Principles of Consolidation

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control, and variable interest entities (“VIEs”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated net income (loss).

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.1 million and $2.4 million, for the three and six months ended June 30, 2013, respectively, and approximately $1.2 million and $3.2 million, for the three and six months ended June 30, 2012, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $15.9 million and $31.0 million, for the three and six months ended June 30, 2013, respectively and approximately $11.7 million and $23.8 million, for the same periods in 2012, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of June 30, 2013 and December 31, 2012, our allowance for doubtful accounts was approximately $1.7 million and $1.3 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively, and approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was an increase of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, and approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

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

	June 30,	December 31,
	2013	2012
Operating properties	$3,368,033	$3,209,024
Properties under redevelopment	17,824	14,699
Properties under development	98,294	80,008
Properties in pre-development including land held	88,128	81,796

Total Investment in Properties	3,572,279	3,385,527
Less accumulated depreciation and amortization	(636,767)	(605,888)

Net Investment in Properties	$2,935,512	$2,779,639

Acquisition Activity

During the six months ended June 30, 2013, we acquired 18 buildings comprising 4.3 million square feet. These properties located in the Southern California, Atlanta, Dallas, New Jersey, Pennsylvania, Chicago, Charlotte and Northern California markets were acquired for a total purchase price of approximately $193.0 million. Related to these acquisitions, we incurred acquisition costs of approximately $1.2 million during the six months ended June 30, 2013, included in “General and administrative” in our Consolidated Statements of Operations.

Development Activity

As of June 30, 2013, our properties under development include the following:

•

Three buildings totaling 0.9 million square feet that are currently in lease-up as major construction activities have been completed. Two of these buildings total 0.3 million square feet and are 100% leased and 81.7% occupied.

•	Four under-construction projects totaling 1.4 million square feet, of which 0.9 million square feet is 100% leased.

•

The 8th and Vineyard A build-to-suit project which is under contract and has commenced construction, however, no profit has been recognized as the sale does not yet meet the requirements of profit recognition for accounting purposes.

In addition, we have one under-construction expansion project totaling 0.2 million square feet that was 100% leased as of June 30, 2013. During the six months ended June 30, 2013, we recognized development profits of approximately $0.3 million related to the Dulles Summit build-to-suit project, for which construction was completed during the second quarter.

Disposition Activity

During the six months ended June 30, 2013, we sold 17 operating properties totaling approximately 3.4 million square feet to third-parties in the Atlanta, Louisville, Memphis and San Antonio markets, for combined gross proceeds of $111.2 million. We recognized gains of approximately $17.5 million on these dispositions. All gains associated with these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Financial Statements.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $2.9 million and $5.4 million for the three and six months ended June 30, 2013, respectively and $2.5 million and $5.2 million for the same periods in 2012, respectively. Our intangible lease assets included the following as of June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$73,283	$(25,580)	$47,703	$71,846	$(26,181)	$45,665
Above market rent	$4,053	$(1,882)	$2,171	$6,621	$(4,348)	$2,273
Below market rent	$(26,257)	$6,707	$(19,550)	$(27,590)	$7,442	$(20,148)

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and to establish commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of June 30, 2013 and December 31, 2012 (dollars in thousands).

	As of June 30, 2013		Unconsolidated Investment in and Advances as of
	DCT	Number of	June 30,	December 31,
Unconsolidated Joint Ventures	Ownership	Buildings	2013	2012
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$42,067	$42,571
TRT-DCT Venture I(1)	3.6%	7	848	558
TRT-DCT Venture II	11.4%	5	1,943	1,990
TRT-DCT Venture III	10.0%	4	1,170	1,225

Total Institutional Joint Ventures		29	46,028	46,344

Other:
Stirling Capital Investments (SCLA)(2)	50.0%	6	52,400	53,840
IDI/DCT, LLC	50.0%	3	27,477	27,736
IDI/DCT Buford, LLC (land only)	75.0%	—	3,453	3,054

Total Other		9	83,330	84,630

Total		38	$129,358	$130,974

(1)

During the three months ended June 30, 2013, DCT purchased the remaining 96.4% interest in seven of the 14 properties from TRT-DCT Venture I for additional consideration of $82.8 million. The seven properties purchased were consolidated as of June 30, 2013.

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

Note 5 - Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of June 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, restricted cash held in escrow, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of June 30, 2013 and December 31, 2012 (in thousands).

	Balances as of		Balances as of
	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$117,000	$117,000	$110,000	$110,000
Fixed rate debt(2)	$992,395	$1,074,055	$1,167,314	$1,306,761
Variable rate debt	$400,000	$400,000	$175,000	$176,922
Interest rate contracts:
Interest rate swap(3)	$53	$53	$—	$—

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

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period (in thousands).

	During the
	Six Months Ended
	June 30,
	2013	2012
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$—	$(26,746)
Net unrealized income (loss) included in accumulated other comprehensive loss	53	(4,212)
Realized income recognized in interest expense	—	371

Ending balance at June 30	$53	$(30,587)

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

For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Other comprehensive income (loss)” in our Consolidated Statements of Comprehensive Income (Loss) (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

During the three months ended June 30, 2013 certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The first pay-fixed, receive-floating swap has a notional amount of $6.2 million, a fixed rate of 2.32%, an effective date of June 2013 and a maturity date of June 2023. The second pay-fixed, receive-floating swap has a notional amount of $1.0 million, a fixed rate of 2.32%, an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. The associated counterparty of both swaps is Rabobank, N.A. As of December 31, 2012, we did not have any hedges in place.

The following table presents the effect of our derivative financial instruments on our accompanying financial statements for the three and six months ended June 30, 2013 and 2012 (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments
Derivative type	Interest rate contracts	Interest rate contracts	Interest rate contracts	Interest rate contracts
Amount of gain (loss) recognized in Other Comprehensive Income (“OCI”) (effective portion)	$ 1,012	$ (5,778)	$ 1,110	$ (4,212)
Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense and Equity in (earnings) loss of unconsolidated joint ventures	Interest expense	Interest expense and Equity in (earnings) loss of unconsolidated joint ventures	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$ (1,000)	$ (251)	$ (2,000)	$ (502)
Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Interest expense	Interest expense	Interest expense	Interest expense
Amount of loss recognized in income due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$ —	$ 655	$ —	$ 655

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $4.2 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in such expense.

Note 6 - Outstanding Indebtedness

As of June 30, 2013 our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes, and a line of credit, excluding approximately $42.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2012, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, which excludes $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of June 30, 2013, the gross book value of our consolidated properties was approximately $3.6 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2012, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of June 30, 2013 and December 31, 2012.

Debt Issuances

On February 20, 2013, DCT entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of five years, extended our existing $300.0 million senior unsecured line of credit for a period of four years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of two years, of which we had issued $175.0 million as of June 30, 2013. The term loan amendment was a modification of debt for accounting purposes.

During June 2013 we issued two secured mortgage notes with principal balances of $1.0 million and $6.2 million which mature in June 2023. The notes bear interest at a variable rate, however we have fixed the rate at 4.72% using two interest rate swaps (See Note 5 – Financial Instruments and Hedging Activities for further detail). The notes require monthly payments of principal and interest.

Debt Retirements

During the six months ended June 30, 2013, we used proceeds from our senior unsecured term loan to repay a $175.0 million senior unsecured note that was scheduled to mature in June of 2013.

During the six months ended June 30, 2013, we retired mortgage notes totaling $11.0 million previously scheduled to mature in April and June of 2013, using proceeds from the Company’s senior unsecured revolving credit facility and proceeds from our equity offerings.

Line of Credit

As of June 30, 2013, we had $117.0 million outstanding and $183.0 million available under the unsecured revolving credit facility. As of December 31, 2012, we had $110.0 million outstanding and $190.0 million available under the unsecured revolving credit facility.

Note 7 - Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in the operating partnership and equity interests held by third-party partners in consolidated real estate investments, including related parties as discussed in Note 9 – Related Party Transactions. Noncontrolling interests representing interests in the operating partnership primarily include limited partnership interest in our operating partnership (“OP Units”) and LTIP Units which are classified as permanent equity and are included in “Noncontrolling interests” in the Consolidated Balance Sheets.

The following table illustrates the noncontrolling interests’ share of consolidated net (income) loss during the three and six months ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Noncontrolling interests’ share of loss from continuing operations	$177	$883	$56	$1,848
Noncontrolling interests’ share of (income) loss from discontinued operations	(1,035)	873	(1,271)	735

Net (income) loss attributable to noncontrolling interests	$(858)	$1,756	$(1,215)	$2,583

OP Units

As of June 30, 2013 and December 31, 2012, we owned approximately 93.9% and 93.3%, respectively, of the outstanding equity interests in the operating partnership. Upon redemption by the unitholder, we have the option of redeeming the units of OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the three months ended June 30, 2013, 1.0 million OP Units were redeemed for approximately $0.1 million in cash and 1.0 million shares of common stock. During the six months ended June 30, 2013, 1.4 million OP Units were redeemed for approximately $0.8 million in cash and 1.3 million shares of common stock. During the three months ended June 30, 2012, 2.5 million OP Units were redeemed for approximately $1.9 million in cash and 2.1 million shares of common stock. During the six months ended June 30, 2012, 3.7 million OP Units were redeemed for approximately $2.8 million in cash and 3.2 million shares of common stock.

As of June 30, 2013, there was a total of 18.1 million OP Units outstanding and redeemable, with a redemption value of approximately $129.4 million based on the closing price of our common stock on June 30, 2013. As of December 31, 2012 there was a total of 19.5 million OP Units outstanding with a redemption value of approximately $126.8 million based on the closing price of our common stock on December 31, 2012, all of which were redeemable for cash or stock, at our election.

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

During the six months ended June 30, 2013, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 52% and a risk-free interest rate of 0.84%. During the six months ended June 30, 2013, there were no conversions of vested LTIP Units into OP Units. As of June 30, 2013, approximately 3.0 million LTIP Units were outstanding of which 1.0 million were vested. In addition, during the six months ended June 30, 2013 we issued 0.4 million LTIP Units for awards issued in connection with our multi-year outperformance program that ended December 31, 2012.

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

Note 8 - Stockholders’ Equity

Common Stock

As of June 30, 2013, approximately 292.3 million shares of common stock were issued and outstanding.

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three and six months ended June 30, 2013, we issued approximately 6.6 million and 10.4 million shares, respectively, through the second continuous equity offering program, at an average price of $7.32 and $7.33 per share, respectively, for proceeds of $48.2 million and $76.1 million, respectively, before offering expenses. As of June 30, 2013, 20 million shares remain available to be issued under the current offering.

During the three and six months ended June 30, 2013, we issued approximately 1.0 million and 1.3 million shares of common stock, related to the redemption of OP Units (see additional information in Note 7—Noncontrolling Interests above), respectively, and approximately 33,000 and 0.2 million shares of common stock, respectively, related to vested shares of restricted stock, phantom shares and stock option exercises. During the three and six months ended June 30, 2012, we issued approximately 2.1 million and 3.2 million shares of common stock, respectively, related to the redemption of OP Units, and approximately 38,000 and 0.2 million shares of common stock, respectively, related to vested shares of restricted stock, phantom shares and stock option exercises. The net proceeds from the sales of our securities are transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings.

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

Multi-Year Outperformance Program

During the six months ended June 30, 2013 we issued 0.4 million LTIP Units for awards issued in connection with our multi-year outperformance program that ended December 31, 2012.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the three and six months ended June 30, 2013, we granted approximately 2,000 and 0.3 million shares of restricted stock, respectively, to certain officers and employees at the weighted-average fair market value of $7.83 and $7.13 per share, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per Common share – Basic and Diluted
Numerator
Loss from continuing operations	$(3,750)	$(8,018)	$(6,201)	$(16,312)
(Income) loss from continuing operations attributable to noncontrolling interests	177	883	56	1,848

Loss from continuing operations attributable to common stockholders	(3,573)	(7,135)	(6,145)	(14,464)
Less: Distributed and undistributed earnings allocated to participating securities	(174)	(137)	(346)	(266)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(3,747)	(7,272)	(6,491)	(14,730)

Income (loss) from discontinued operations	15,417	(9,523)	19,504	(8,060)
Noncontrolling interests’ share of (income) loss from discontinued operations	(1,035)	873	(1,271)	735

Numerator for income (loss) from discontinued operations attributable to common stockholders	14,382	(8,650)	18,233	(7,325)

Adjusted net income (loss) attributable to common stockholders	$10,635	$(15,922)	$11,742	$(22,055)

Denominator
Weighted average common shares outstanding – basic and dilutive	290,977	248,107	286,047	247,227

Earnings per Common Share – Basic and Diluted
Loss from continuing operations	$(0.01)	$(0.03)	$(0.02)	$(0.06)
Income (loss) from discontinued operations	0.05	(0.03)	0.06	(0.03)

Net income (loss) attributable to common stockholders	$0.04	$(0.06)	$0.04	$(0.09)

Potentially Dilutive Shares

For the three and six months ended June 30, 2013, we excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.9 million and 5.8 million stock options and phantom stock, respectively, because their effect would be anti-dilutive. During the same periods ended June 30, 2012, we excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.7 million and 5.6 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

Note 11 - Segment Information

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation related to discontinued operations (see Note 12 – Discontinued Operations and Assets Held for Sale for additional information).

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of June 30, 2013 and December 31, 2012 (in thousands).

	June 30,	December 31,
	2013	2012
Segments:
East assets	$982,235	$875,845
Central assets	1,090,778	1,107,561
West assets	918,505	863,003

Total segment net assets	2,991,518	2,846,409
Non-segment assets:
Held for Sale Assets	8,204	52,852
Non-segment cash and cash equivalents	4,750	8,653
Other non-segment assets (1)	150,464	149,285

Total assets	$3,154,936	$3,057,199

(1)	Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations for the three and six months ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
East	$22,637	$19,960	$44,517	$40,345
Central	30,865	24,437	60,275	48,708
West	19,429	15,479	38,839	30,722

Rental revenues	72,931	59,876	143,631	119,775
Institutional capital management and other fees	707	1,151	1,520	2,206

Total revenues	$73,638	$61,027	$145,151	$121,981

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three and six months ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
East	$16,116	$14,777	$31,985	$29,828
Central	20,761	16,965	41,221	33,666
West	14,801	11,766	29,670	23,117

Property NOI (1)	51,678	43,508	102,876	86,611
Institutional capital management and other fees	707	1,151	1,520	2,206
Real estate related depreciation and amortization	(33,531)	(28,786)	(65,484)	(57,681)
Casualty gain (loss)	(58)	57	2	140
Development profits	—	—	268	—
General and administrative	(7,449)	(6,513)	(13,870)	(12,298)
Equity in earnings (loss) of unconsolidated joint ventures, net	571	430	962	(424)
Interest expense	(15,327)	(17,540)	(32,187)	(34,470)
Interest and other income (expense)	(18)	(38)	144	159
Income tax benefit (expense) and other taxes	(323)	(287)	(432)	(555)

Loss from continuing operations	$(3,750)	$(8,018)	$(6,201)	$(16,312)

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

Included in the Central operating segment rental revenues for the three and six months ended June 30, 2013 was approximately $1.9 million and $3.7 million, respectively, attributable to the Mexico operations. Included in the Central operating segment rental revenues for the three and six months ended June 30, 2012 was approximately $1.7 million and $3.5 million, respectively, attributable to the Mexico operations. Included in the Central operating segment net assets as of June 30, 2013 and December 31, 2012 was approximately $72.2 million and $74.2 million, respectively, attributable to the Mexico operations. (See Note 13 – Subsequent Events for additional information related to our Mexico operations.)

Note 12 - Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the six months ended June 30, 2013, we sold 17 operating properties, comprising 2.0 million square feet in the East operating segment and 1.4 million square feet in the Central operating segment to unrelated third-parties. The sale of these properties resulted in gains of approximately $17.5 million. We also classified one property in our Central operating segment as held for sale as of June 30, 2013.

The following table summarizes the components of income (loss) from discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenues	$1,895	$5,987	$4,492	$12,270
Rental expenses and real estate taxes	(487)	(1,347)	(1,119)	(2,945)
Real estate related depreciation and amortization	(640)	(2,790)	(1,377)	(6,061)

Operating income	768	1,850	1,996	3,264
Casualty gains	—	11	—	71
Interest expense	—	(31)	—	(129)
Interest and other income	18	37	—	36

Operating income and other income	786	1,867	1,996	3,242
Gain on dispositions of real estate interests	14,631	32	17,508	120
Impairment losses	—	(11,422)	—	(11,422)

Income (loss) from discontinued operations	$15,417	$(9,523)	$19,504	$(8,060)

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

In July 2013, we entered into a contract to sell our entire portfolio of assets located in Mexico. The agreement provides for a sale price of $82.7 million and is expected to close in the late third or early fourth quarter, 2013. The purchaser has completed due diligence but the transaction remains subject to certain closing conditions.

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

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of June 30, 2013, we owned approximately 93.9% of the outstanding equity interests in our operating partnership.

As of June 30, 2013, the Company owned interests in approximately 74.9 million square feet of properties leased to approximately 870 customers, including:

•

61.3 million square feet comprising 405 consolidated operating properties, including 0.2 million square feet comprising one consolidated building classified as held for sale, which were 91.9% occupied;

•	12.3 million square feet comprising 38 unconsolidated properties which were 90.8% occupied and operated on behalf of four institutional capital management partners;

•	0.3 million square feet comprising four consolidated properties under redevelopment; and

•	1.0 million square feet comprising three consolidated buildings in development.

The Company also has five buildings and one expansion project under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3 - Investment in Properties” for further detail related to our development activity.

Our primary business objectives are to maximize long-term growth in earnings and Funds from Operations, or FFO, as defined on pages 38 and 39, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

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

Fundamentals for industrial real estate continue to modestly improve in response to general improvement in the economy. According to national statistics, net absorption (the net change in total occupied space) of industrial real estate turned positive in the second quarter of 2010 and national occupancy rates have increased each quarter since then. We expect moderate economic growth to continue throughout 2013, which should result in continued positive demand for warehouse space as companies expand their distribution and production platforms. Rental rates in our markets appeared to have bottomed and in a number of markets have begun to increase, although they do remain below peak levels. Rental concessions, such as free rent, continue to decline in most markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed in 2013 to be slightly higher than the rates on expiring leases. As positive net absorption of warehouse space continues, we expect the rental rate environment to continue to improve. According to a national research company, average market rental rates nationally are expected to continue to increase moderately in 2013 as vacancy rates drop below 10% of available supply.

New development has begun to increase in certain markets where fundamentals have improved more rapidly, however construction levels are still modest in absolute terms and well below peak levels and we expect they will remain so until rental rates, other leasing fundamentals and the availability of financing improve sufficiently to justify new construction on a larger scale. With limited new supply in the near term, we expect that the operating environment will become increasingly favorable for landlords with improvement of rental and occupancy rates.

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

Significant Transactions During 2013

Summary of the six months ended June 30, 2013

•	Acquisitions

•

During the six months ended June 30, 2013, we acquired 18 buildings comprising 4.3 million square feet in the Southern California, Atlanta, Dallas, New Jersey, Pennsylvania, Chicago, Charlotte and Northern California markets for a total purchase price of approximately $193.0 million.

•	Development Activities

•

During the six months ended June 30, 2013, two projects totaling 343,000 square feet in Houston and Washington, D.C. were completed and stabilized. In addition, construction was shell complete on three projects totaling 938,000 square feet in Chicago and Miami. The table below reflects a summary of development activities through June 30, 2013.

Project	Market	Acres	Number of Buildings	Square Feet	Percent owned	Cumulative Costs at 06/30/13	Projected Investment	Completion Date(1)	Percentage Leased
				(in thousands)		(in thousands)	(in thousands)
Consolidated Development Activities:
Development Projects in Lease Up
DCT 55	Chicago	33	1	604	100%	$23,360	$27,917	Q4-2012	0%
DCT Commerce Center at Pan American West (Building A)	Miami	7	1	167	100%	14,071	14,468	Q1-2013	100%
DCT Commerce Center at Pan American West (Building B)	Miami	7	1	167	100%	11,895	12,996	Q2-2013	100%

	Total	47	3	938	100%	$49,326	$55,381		36%

Under Construction
DCT Airtex Industrial Center	Houston	13	1	267	100%	$10,181	$14,678	Q3-2013	0%
DCT Beltway Tanner Business Park	Houston	11	1	136	100%	7,591	15,375	Q3-2013	0%
Rockdale Distribution Center - Expansion	Nashville	15	Expansion	225	100%	7,290	8,094	Q3-2013	100%
Slover Logistics Center I	So. California	28	1	652	100%	26,369	36,725	Q4-2013	100%
8th & Vineyard B	So. California	4	1	99	91%	1,805	6,960	Q4-2013	0%

	Total	71	4	1,379	100%	$53,236	$81,832		64%

Total Development Activities		118	7	2,317	100%	$102,562	$137,213		52%

Build-to-Suit for Sale
8th & Vineyard A	So. California	6	1	130	91%	3,022	8,960	Q4-2013

(1)	The completion date represents the date of building shell completion.

•	Dispositions

•

During the six months ended June 30, 2013, we sold 17 operating properties totaling approximately 3.4 million square feet to third-parties for combined gross proceeds of $111.2 million. We recognized gains of approximately $17.5 million on these dispositions.

•

In July 2013, we entered into a contract to sell our entire portfolio of assets located in Mexico. The agreement provides for a sale price of $82.7 million and is expected to close in the late third or early fourth quarter, 2013. The purchaser has completed due diligence but the transaction remains subject to certain closing conditions.

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

•	During the six months ended June 30, 2013, we used proceeds from our senior unsecured term loan to repay a $175.0 million senior unsecured note that was scheduled to mature in June of 2013.

•

During June 2013 we issued two secured mortgage notes with principle balances of $1.0 million and $6.2 million which mature in June 2023. The notes bear interest at a variable rate, however we have fixed the rate at 4.72% using two variable for floating rate swaps (See Note 5 – Financial Instruments and Hedging Activities for further detail). The notes require monthly payments of principal and interest.

•

During the six months ended June 30, 2013, we retired mortgage notes totaling $11.0 million previously scheduled to mature in April and June of 2013, using proceeds from the Company’s senior unsecured revolving credit facility and our equity offerings.

•	As of June 30, 2013, we had $117.0 million outstanding and $183.0 million available under the unsecured revolving credit facility.

•	Equity activity

•

During the six months ended June 30, 2013, we issued approximately 10.4 million shares of common stock through our “continuous equity” offering program at an average price of $7.33 per share, for proceeds of $76.1 million before offering expenses.

•	Leasing Activity

The following table provides a summary of our leasing activity for the six months ended June 30, 2013:

	Number of Leases Signed	Square Feet Signed	Net Effective Rent Per Square Foot(1)	GAAP Basis Rent Growth(2)	Weighted Average Lease Term(3)	Turnover Costs Per Square Foot(4)	Weighted Average Retention(5)
		(in thousands)
Second Quarter 2013	84	4,433	$4.60	3.70%	60	$2.24	67.10%
Year to date 2013	151	5,878	$4.72	4.50%	57	$2.32	59.30%

(1)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease. Does not include month to month leases.
(2)	GAAP basis rent growth is a ratio of the change in monthly Net Effective Rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the Net Effective Rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are excluded.
(3)	The lease term is in months. Assumes no exercise of lease renewal options, if any.
(4)	Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and does not reflect actual expenditures for the period.
(5)	Represents the percentage of weighted average square feet of tenants renewing their respective leases.

During the six months ended June 30, 2013, we signed 46 leases with free rent, comprising 2.5 million square feet representing total concessions of $3.2 million primarily related to free rent periods.

Customer Diversification

As of June 30, 2013, there were no customers that occupied more than 1.6% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of June 30, 2013, who occupy a combined 6.6 million square feet of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Schenker, Inc.	1.6%
Deutsche Post World Net (DHL & Exel)	1.5%
The Clorox Company	1.2%
United Parcel Service (UPS)	1.2%
S.C. Johnson & Son, Inc	1.2%
The Glidden Company	1.1%
YRC, LLC	1.1%
Iron Mountain	1.0%
CEVA Logistics	0.9%
United Stationers Supply Company	0.9%

Total	11.7%

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases. In the event that a tenant with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and tenant receivables.

We continuously monitor the financial condition of our tenants. We communicate often with those tenants who have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would individually cause a material reduction in our revenues, and no tenant represents more than 5% of our annualized base rent.

Results of Operations

Summary of the three and six months ended June 30, 2013 compared to the same period ended June 30, 2012

DCT Industrial Trust is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As of June 30, 2013, the Company owned interests in or had under development approximately 74.9 million square feet of properties leased to approximately 870 customers, including 12.3 million square feet managed on behalf of four institutional capital management joint venture partners. Also as of June 30, 2013, we consolidated 404 operating properties, four redevelopment properties, three development properties, and one consolidated property classified as held for sale.

Comparison of the three months ended June 30, 2013 compared to the same period ended June 30, 2012

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 356 operating properties and was comprised of 52.0 million square feet. A discussion of these changes follows in the table below (in thousands).

	Three Months Ended June 30,			Percent Change
	2013	2012	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$61,869	$58,976	$2,893	4.9%
Non-same store operating properties	10,004	790	9,214	1166.3%
Development and redevelopment	862	—	862	100.0%
Revenues related to early lease terminations	196	110	86	78.2%

Total rental revenues	72,931	59,876	13,055	21.8%

Rental Expenses and Real Estate Taxes
Same store	18,149	16,058	2,091	13.0%
Non-same store operating properties	2,801	277	2,524	911.2%
Development and redevelopment	303	33	270	818.2%

Total rental expenses and real estate taxes	21,253	16,368	4,885	29.8%

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	43,720	42,918	802	1.9%
Non-same store operating properties	7,203	513	6,690	1304.1%
Development and redevelopment	559	(33)	592	-1793.9%
Revenues related to early lease terminations	196	110	86	78.2%

Total property net operating income	51,678	43,508	8,170	18.8%

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	707	1,151	(444)	-38.6%
Equity in earnings of unconsolidated joint ventures, net	571	430	141	32.8%
Interest and other income (expense)	(18)	(38)	20	-52.6%
Casualty (loss) gain	(58)	57	(115)	-201.8%

Total other revenue and other income	1,202	1,600	(398)	-24.9%

Other Expenses
Real estate related depreciation and amortization	33,531	28,786	4,745	16.5%
Interest expense	15,327	17,540	(2,213)	-12.6%
General and administrative	7,449	6,513	936	14.4%
Income tax expense and other taxes	323	287	36	12.5%

Total other expenses	56,630	53,126	3,504	6.6%

Income (loss) from discontinued operations	15,417	(9,523)	24,940	-261.9%
Net (income) loss attributable to noncontrolling interests	(858)	1,756	(2,614)	-148.9%

Net income (loss) attributable to common stockholders	$10,809	$(15,785)	$26,594	-168.5%

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

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $13.1 million, or 21.8% for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to the following changes:

•

$10.1 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties. Since March 31, 2012, we acquired 46 operating and four development properties and completed development or redevelopment of five properties.

•	$2.9 million increase in total revenue in our same store portfolio due primarily to the following:

•	$1.4 million increase in base rent primarily related to a 120 basis point increase in average occupancy period over period; and

•	$1.9 million increase in operating expense recoveries related to the increase in occupancy; which was partially offset by

•	$0.4 million decrease in other revenues primarily related to decrease in straight-line rental revenue.

The following table illustrates the various components of our total rental revenues for the three months ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended
	June 30,
	2013	2012	$ Change
Base rent	$54,398	$46,310	$8,088
Straight-line rent	1,097	1,202	(105)
Amortization of above and below market rent intangibles	399	111	288
Tenant recovery income	15,861	11,713	4,148
Other rental income	980	430	550
Revenues related to early lease terminations	196	110	86

Total rental revenues	$72,931	$59,876	$13,055

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $4.9 million, or 29.8%, for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to:

•	$2.8 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period; and

•	$2.1 million net increase in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by increases in property taxes, maintenance and property insurance.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) decreased by approximately $0.4 million, or 24.9%, for the three months ended June 30, 2013 as compared to the same period in 2012, primarily due to a $0.4 million decrease in institutional capital management and other fees primarily related to the sale of properties from our unconsolidated joint ventures reducing management fees thereon.

Other Expenses

Other expenses increased by approximately $3.5 million, or 6.6%, for the three months ended June 30, 2013 as compared to the same period in 2012, primarily as a result of:

•	$4.7 million increase in depreciation expense resulting from real estate acquisitions, completed developments and capital additions; and

•

$0.9 million increase in general and administrative expenses primarily related to higher acquisition costs and personnel costs, partially offset by an increase in capitalized overhead as a result of increased development; partially offset by

•

$2.2 million decrease in interest expense as a result of the $175 million term loan paid down in March 2013 and an increase in capitalized interest related to increased development, partially offset by an increase in interest from the higher balance on our revolving line of credit and private placement loan as well as increased amortization of the settled hedge in 2012.

Income(loss) from Discontinued Operations

Income from discontinued operations increased by $24.9 million for the three months ended June 30, 2013 as compared to the same period in 2012. This increase is primarily related to the gain on dispositions totaling $14.6 million recorded in 2013, as compared to impairments of $11.4 million recorded on sales during 2012, partially offset by lower operating and other income from the properties sold in 2013 as compared to 2012.

Comparison of the six months ended June 30, 2013 compared to the same period ended June 30, 2012

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 356 operating properties and was comprised of 52.0 million square feet. A discussion of these changes follows in the table below (in thousands).

	Six Months Ended June 30,			Percent Change
	2013	2012	$ Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$124,354	$118,588	$5,766	4.9%
Non-same store operating properties	18,436	973	17,463	1794.8%
Development and redevelopment	530	—	530	100.0%
Revenues related to early lease terminations	311	214	97	45.3%

Total rental revenues	143,631	119,775	23,856	19.9%

Rental Expenses and Real Estate Taxes
Same store	35,469	32,728	2,741	8.4%
Non-same store operating properties	5,096	354	4,742	1339.5%
Development and redevelopment	190	82	108	131.7%

Total rental expenses and real estate taxes	40,755	33,164	7,591	22.9%

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	88,885	85,860	3,025	3.5%
Non-same store operating properties	13,340	619	12,721	2055.1%
Development and redevelopment	340	(82)	422	-514.6%
Revenues related to early lease terminations	311	214	97	45.3%

Total property net operating income	102,876	86,611	16,265	18.8%

Other Revenue and Other Income (Loss)
Development profit (loss)	268	—	268	100.0%
Institutional capital management and other fees	1,520	2,206	(686)	-31.1%
Equity in earrings (loss) of unconsolidated joint ventures, net	962	(424)	1,386	-326.9%
Interest and other income (expense)	144	159	(15)	-9.4%
Casualty gain	2	140	(138)	-98.6%

Total other revenue and other income (loss)	2,896	2,081	815	39.2%

Other Expenses
Real estate related depreciation and amortization	65,484	57,681	7,803	13.5%
Interest expense	32,187	34,470	(2,283)	-6.6%
General and administrative	13,870	12,298	1,572	12.8%
Income tax expense and other taxes	432	555	(123)	-22.2%

Total other expenses	111,973	105,004	6,969	6.6%

Income (loss) from discontinued operations	19,504	(8,060)	27,564	-342.0%
Net (income) loss attributable to noncontrolling interests	(1,215)	2,583	(3,798)	-147.0%

Net income (loss) attributable to common stockholders	$12,088	$(21,789)	$33,877	-155.5%

(1)	See definition of property net operating income on page 26.

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased by $23.9 million, or 19.9% for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to the following changes:

•

$18.0 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties, partially offset by a decrease in non-same store average occupancy period over period. The average occupancy of the non-same store properties decreased to 83.6% for the six months ended June 30, 2013 from 86.6% for the six months ended June 30, 2012. Since December 31, 2011, we acquired 46 operating and four development properties and completed development or redevelopment of five properties.

•	$5.8 million increase in total revenue in our same store portfolio due primarily to the following:

•	$4.2 million increase in base rent primarily related to a 170 basis point increase in average occupancy period over period; and

•	$3.3 million increase in operating expense recoveries related to the increase in occupancy; which was partially offset by

•	$1.7 million decrease in other revenues primarily related to decrease in straight-line rental revenue.

The following table illustrates the various components of our total rental revenues for the six months ended June 30, 2013 and 2012 (in thousands).

	Six Months Ended June 30,
	2013	2012	$ Change
Base rent	$107,290	$91,156	$16,134
Straight-line rent	2,424	3,178	(754)
Amortization of above and below market rent intangibles	799	287	512
Tenant recovery income	31,039	23,838	7,201
Other rental income	1,768	1,102	666
Revenues related to early lease terminations	311	214	97

Total rental revenues	$143,631	$119,775	$23,856

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $7.6 million, or 22.9%, for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to:

•	$4.9 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period; and

•	$2.7 million increase in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by increases in property taxes, maintenance and property insurance.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) increased by approximately $0.8 million, or 39.2%, for the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to:

•	$1.4 million increase in equity in earnings from unconsolidated joint ventures; and

•	$0.3 million in development profits in the current period with no corresponding activity in 2012; partially offset by

•

$0.7 million decrease in institutional capital management fees related to the sale of properties from our unconsolidated joint ventures reducing management fees as compared to the six months ended June 30, 2012.

Other Expenses

Other expenses increased by approximately $7.0 million, or 6.6%, for the six months ended June 30, 2013 as compared to the same period in 2012, primarily as a result of:

•	$7.8 million increase in depreciation expense resulting from real estate acquisitions and capital additions;

•

$1.6 million increase in general and administrative expenses primarily related to higher acquisition costs and personnel costs, partially offset by an increase in capitalized overhead as a result of increased development, leasing and other capital activities; partially offset by

•

$2.3 million decrease in interest expense as a result of the $175 million term loan paid down in March 2013 and an increase in capitalized interest related to increased development, partially offset by an increase in interest from the higher balance on our revolving line of credit and private placement loan as well as increased amortization of the settled hedge in 2012.

Income from Discontinued Operations

Income from discontinued operations increased by $27.6 million for the six months ended June 30, 2013 as compared to the same period in 2012. This increase is primarily related to the gain on dispositions totaling $17.5 million recorded in 2013, as compared to impairments of $11.4 million recorded on sales during 2012, partially offset by lower operating and other income from the properties sold in 2013 as compared to 2012.

Segment Summary for the three and six months ended June 30, 2013 compared to the same period ended June 30, 2012

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

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and six months ended June 30, 2013 compared to June 30, 2012, respectively (dollar amounts and square feet in thousands).

	As of June 30,				Three Months Ended June 30,		Six Months Ended June 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income (3)	Rental revenues(2)	Property net operating income (3)
EAST:
2013	129	22,144	85.6%	$982,235	$22,637	$16,116	$44,517	$31,985
2012	113	19,285	85.5%	910,971	19,960	$14,777	40,345	$29,828

Change	16	2,859	0.1%	$71,264	$2,677	$1,339	$4,172	$2,157

CENTRAL:
2013	187	27,976	92.7%	$1,090,778	$30,865	$20,761	$60,275	$41,221
2012	174	24,211	90.1%	1,031,241	24,437	16,965	48,708	33,666

Change	13	3,765	2.6%	$59,537	$6,428	$3,796	$11,567	$7,555

WEST:
2013	95	12,247	94.1%	$918,505	$19,429	$14,801	$38,839	$29,670
2012	79	10,119	95.1%	660,961	15,479	11,766	30,722	23,117

Change	16	2,128	(1.0)%	$257,544	$3,950	$3,035	$8,117	$6,553

(1)	Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents.
(2)	Segment rental revenues include revenue from operating properties and development properties. Properties which were sold or held for sale during the period are not included in these results.
(3)

For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of June 30, 2013 and December 31, 2012 (in thousands).

	June 30,	December 31,
	2013	2012	Change
Segments:
East assets	$982,235	$875,845	$106,390
Central assets	1,090,778	1,107,561	(16,783)
West assets	918,505	863,003	55,502

Total segment net assets	2,991,518	2,846,409	145,109
Non-segment assets:
Held for Sale Assets	8,204	52,852	(44,648)
Non-segment cash and cash equivalents	4,750	8,653	(3,903)
Other non-segment assets (1)	150,464	149,285	1,179

Total assets	$3,154,936	$3,057,199	$97,737

(1)

Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

East Segment

•

East Segment assets increased by $106.4 million since December 31, 2012, to $982.2 million as of June 30, 2013. This increase primarily related to the acquisition of ten operating properties and completion of development of one operating property during the six months ended June 30, 2013.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $1.3 million, for the three months ended June 30, 2012 as compared to the same period in 2012, primarily as a result of:

•

$2.7 million increase in rental revenues, of which $0.9 million is attributed to property acquisitions and $1.7 million which is attributed to higher rental revenues at existing properties; which was partially offset by

•	$1.3 million increase in operating expenses primarily comprised of increased property taxes, property insurance and maintenance.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $2.2 million, for the six months ended June 30, 2012 as compared to the same period in 2012, primarily as a result of:

•

$4.2 million increase in rental revenues, of which $1.3 million is attributed to property acquisitions and $2.9 million which is attributed to higher rental revenues at existing properties; which was partially offset by

•	$2.0 million increase in operating expenses primarily comprised of increased property taxes, property insurance, snow removal and maintenance.

Central Segment

•

Central Segment assets decreased by $16.8 million since December 31, 2012, to $1,090.8 million as of June 30, 2013. This decrease primarily related to the disposition of 14 properties and one property being classified as held for sale partially offset by the acquisition of three properties and two land parcels during the six months ended June 30, 2013.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $3.8 million, for the three months ended June 30, 2012 as compared to the same period in 2012 primarily as a result of:

•

$6.4 million increase in rental revenues, of which $2.5 million is attributed to property acquisitions and $3.9 million which is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$2.6 million increase in operating expenses primarily comprised of increased property taxes and property insurance.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $7.6 million, for the six months ended June 30, 2013 as compared to the same period in 2012, primarily as a result of:

•

$11.6 million increase in rental revenues, of which $4.5 million is attributed to property acquisitions and $7.1 million which is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$4.0 million increase in operating expenses primarily comprised of increased property taxes, property insurance and bad debt write offs.

West Segment

•

West Segment assets increased by $55.5 million since December 31, 2012, to $918.5 million as of June 30, 2013. This increase primarily related to the acquisition of five operating properties during the six months ended June 30, 2013.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $3.0 million for the three months ended June 30, 2013 as compared to the same period in 2012, primarily as a result of the property acquisitions during the period.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $6.6 million for the six months ended June 30, 2013 as compared to the same period in 2012, primarily as a result of:

•

$8.1 million increase in rental revenues, of which $7.1 million is attributed to property acquisitions and $1.0 million which is attributed to an increase in higher rental revenues at existing properties; which was partially offset by

•	$1.5 million increase in operating expenses primarily comprised of property taxes and property insurance.

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

Cash Flows

“Cash and cash equivalents” were $9.6 million and $12.7 million as of June 30, 2013 and December 31, 2012, respectively. Net cash provided by operating activities increased by $12.5 million to $61.0 million during the six months ended June 30, 2013 compared to $48.5 million during the same period in 2012. This change was primarily due to increased property net operating income, partially offset by an increase in net cash payments related to changes in operating assets and liabilities compared to the six months ended June 30, 2012.

Net cash used in investing activities increased $68.5 million to $153.5 million during the six months ended June 30, 2013 compared to $85.0 million during the same period in 2012. This change was primarily due to an increase in cash outflows related to acquisitions of $126.0 million and an increase of cash outflows related to capital expenditures of $33.3 million, partially offset by an increase in proceeds from dispositions of $86.4 million. The increase in capital expenditures was primarily due to an increase in development, redevelopment, due diligence and other capital improvements of $43.9 million as a result of a $40.0 million increase in development and redevelopment investments. Going forward, we will pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of development and redevelopment investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive acquisition opportunities. See Development Activities on pages 22 and 23 for further details regarding projected investment of our current development activities as well as cumulative costs incurred through June 30, 2013. Our total capital expenditures for the six months ended June 30, 2013 and 2012 were comprised of the following:

	Six Months Ended June 30,		$ Change
	2013	2012
Development, redevelopment, due diligence and other capital improvements	$56,719	$12,838	$43,881
Building and land improvements	3,771	4,263	(492)
Tenant improvements and leasing costs	12,015	14,990	(2,975)

Total capital expenditures and development activities	72,505	32,091	40,414
Accruals and other adjustments	(1,649)	5,474	(7,123)

Total cash paid for capital expenditures and development activities	$70,856	$37,565	$33,291

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investment in real estate. Building and land improvements comprise capital expenditures related to maintaining our consolidated operating activities. Due diligence capital improvements relate to acquired operating properties and are generally incurred within 12 months of the acquisition date.

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the six months ended June 30, 2013 and 2012 were $3.7 million and $2.9 million, respectively. During the six months ended June 30, 2013 and 2012 total interest capitalized was $4.0 million and $1.5 million, respectively.

Net cash provided by financing activities increased $62.4 million to $89.4 million during the six months ended June 30, 2013 compared to $27.1 million during the same period in 2012. This increase is primarily related to an increase of $75.9 million of proceeds raised from issuance of common stock, partially offset by a increase in net repayments of debt totaling $10.2 million and an increase of $5.4 million on dividends paid to common stockholders and noncontrolling interests.

Common Stock

As of June 30, 2013, approximately 292.3 million shares of common stock were issued and outstanding.

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three and six months ended June 30, 2013, we issued approximately 6.6 million and 10.4 million shares, respectively, through the second continuous equity offering program, at an average price of $7.32 and $7.33 per share, respectively, for proceeds of $48.2 million and $76.1 million, respectively, before offering expenses. As of June 30, 2013, 20 million shares remain available to be issued under the current offering.

Distributions

During the three and six months ended June 30, 2013, our board of directors declared distributions to stockholders totaling approximately $22.7 million and $44.6 million, respectively, including distributions to OP unitholders. During the same periods in 2012, our board of directors declared distributions to stockholders of approximately $19.1 million and $38.3 million, respectively. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2013 and 2012.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During July 2013, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on October 16, 2013 to stockholders and OP unitholders of record as of October 4, 2013.

Outstanding Indebtedness

As of June 30, 2013 our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes, and a senior unsecured revolving credit facility, excluding approximately $42.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2012, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of June 30, 2013, the gross book value of our consolidated properties was approximately $3.6 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2012, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of June 30, 2013 and December 31, 2012.

Our debt instruments require monthly, quarterly or semiannual payments of interest and many require monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our debt service excluding principal maturities, which we plan to fund from refinancing and/or new debt. During the three and six months ended June 30, 2013, our debt payments, including principal payments and refinancing activities, interest and extinguishments, totaled $22.9 million and $223.8 million, respectively. During the same periods in 2012, our debt payments, including principal payments and refinancing activities, interest and extinguishments, totaled $50.9 million and $70.0 million, respectively.

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

During June of 2013 we issued two secured mortgage notes with principal balances of $1.0 million and $6.2 million which mature in June 2023. The notes bear interest at a variable rate, however we have fixed the rate at 4.72% using two variable for floating rate swaps (See Note 5 – Financial Instruments and Hedging Activities for further detail). The notes require monthly payments of principle and interest.

During the six months ended June 30, 2013, we retired mortgage notes totaling $11.0 million previously scheduled to mature in April and June of 2013, using proceeds from the Company’s senior unsecured revolving credit facility and proceeds from our equity offerings.

Line of Credit

As of June 30, 2013, we had $117.0 million outstanding and $183.0 million available under the unsecured revolving credit facility. As of December 31, 2012, we had $110.0 million and $190.0 million available under the unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance with as of June 30, 2013.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, including principal amortization, and excluding unamortized premiums, as of June 30, 2013 (in thousands).

Year	Senior Unsecured Notes	Mortgage	Senior Unsecured Revolving Credit Facility	Total
2013	$—	$24,908	$—	$24,908
2014	50,000	11,445	—	61,445
2015	215,000	49,982	—	264,982
2016	99,000	61,184	—	160,184
2017	51,000	11,768	117,000	179,768
Thereafter	660,000	151,859	—	811,859

Total	$1,075,000	$311,146	$117,000	$1,503,146

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2013, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands).

	Payments due by Period
		Less than 1	1 - 3	4-5	More Than 5
Contractual Obligations (1)	Total	Year	Years	Years	Years
Scheduled long-term debt maturities, including interest(2)	$1,823,714	$142,896	$829,457	$233,451	$617,910
Operating lease commitments	2,926	873	1,619	434	—
Ground lease commitments(3)	13,214	124	1,631	1,102	10,357

Total	$1,839,854	$143,893	$832,707	$234,987	$628,267

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $40.6 million, none of which are legally committed.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at June 30, 2013.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of June 30, 2013, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $35.0 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of June 30, 2013, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $42.5 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2013	$—
2014	4,513
2015	2,246
2016	836
2017	34,950
Thereafter	—

Total	$42,545

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of net income (loss) attributable to common stockholders to FFO:
Net income (loss) attributable to common stockholders	$10,809	$(15,785)	$12,088	$(21,789)
Adjustments:
Real estate related depreciation and amortization	34,171	31,576	66,861	63,742
Equity in (earnings) loss of unconsolidated joint ventures, net	(571)	(430)	(962)	424
Equity in FFO of unconsolidated joint ventures	2,442	2,459	4,795	5,294
Impairment losses on depreciable real estate	—	11,422	—	11,422
Gain on dispositions of real estate interests	(14,662)	(32)	(17,539)	(120)
Gain on dispositions of non-depreciable real estate	31	—	31	—
Noncontrolling interest in the above adjustments	(1,516)	(4,373)	(3,839)	(8,117)
FFO attributable to unitholders	2,065	2,392	4,282	5,101

FFO attributable to common stockholders and unit holders	$32,769	$27,229	$65,717	$55,957

FFO per common share and unit — basic and diluted	$0.10	$0.10	$0.21	$0.20
FFO weighted average common shares and units outstanding:
Common shares for earnings per share - basic	290,977	248,107	286,047	247,227
Participating securities	2,555	2,007	2,404	1,793
Units	19,646	23,926	19,963	24,839

FFO weighted average common shares, participating securities and units outstanding – basic	313,178	274,040	308,414	273,859
Dilutive common stock equivalents	901	618	855	599

FFO weighted average common shares, participating securities and units outstanding – diluted	314,079	274,658	309,269	274,458

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

During the three months ended June 30, 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The first pay-fixed, receive-floating swap has a notional amount of $6.2 million, a fixed rate of 2.32% plus the credit spread on the debt, an effective date of June 2013 and a maturity date of June 2023. The second pay-fixed, receive-floating swap has a notional amount of $1.0 million, a fixed rate of 2.32%, an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. The associated counterparty of both swaps is Rabobank, N.A. As of December 31, 2012, we did not have any hedges in place.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2013, we had approximately $517.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the six months ended June 30, 2013 would increase by approximately $0.4 million based on our outstanding floating-rate debt as of June 30, 2013. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $5.3 million during the six months ended June 30, 2013.

As of June 30, 2013, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2013, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 2, 2013	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: August 2, 2013	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 2, 2013	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.