Form 10-Q
period 2013-09-30
DCT Industrial Trust Inc.
filed 2013-11-01
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 25, 2013, 317,068,116 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Land	$845,831	$780,235
Buildings and improvements	2,500,382	2,481,206
Intangible lease assets	75,268	78,467
Construction in progress	92,848	45,619

Total investment in properties	3,514,329	3,385,527
Less accumulated depreciation and amortization	(629,557)	(605,888)

Net investment in properties	2,884,772	2,779,639
Investments in and advances to unconsolidated joint ventures	125,349	130,974

Net investment in real estate	3,010,121	2,910,613
Cash and cash equivalents	19,362	12,696
Restricted cash	4,346	10,076
Deferred loan costs, net	8,460	6,838
Straight-line rent and other receivables, net of allowance for doubtful accounts of $1,957 and $1,251, respectively	46,564	51,179
Other assets, net	22,556	12,945
Assets held for sale	122,197	52,852

Total assets	$3,233,606	$3,057,199

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$68,334	$57,501
Distributions payable	23,556	21,129
Tenant prepaids and security deposits	22,803	24,395
Other liabilities	7,299	7,213
Intangible lease liability, net	19,299	20,148
Line of credit	52,000	110,000
Senior unsecured notes	1,075,000	1,025,000
Mortgage notes	314,728	317,314
Liabilities related to assets held for sale	2,219	940

Total liabilities	1,585,238	1,583,640

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 315,931,573 and 280,310,488 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3,159	2,803
Additional paid-in capital	2,480,144	2,232,682
Distributions in excess of earnings	(932,504)	(871,655)
Accumulated other comprehensive loss	(31,537)	(34,766)

Total stockholders’ equity	1,519,262	1,329,064
Noncontrolling interests	129,106	144,495

Total equity	1,648,368	1,473,559

Total liabilities and equity	$3,233,606	$3,057,199

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Rental revenues	$73,732	$60,719	$211,509	$175,256
Institutional capital management and other fees	620	937	2,139	3,143

Total revenues	74,352	61,656	213,648	178,399

OPERATING EXPENSES:
Rental expenses	8,802	8,233	26,113	22,311
Real estate taxes	11,085	9,431	33,361	27,444
Real estate related depreciation and amortization	32,990	27,512	95,071	81,953
General and administrative	6,120	6,766	19,823	18,908
Casualty and involuntary conversion gain	(294)	—	(296)	(141)

Total operating expenses	58,703	51,942	174,072	150,475

Operating income	15,649	9,714	39,576	27,924
OTHER INCOME (EXPENSE):
Development profit	—	—	268	—
Equity in earnings of unconsolidated joint ventures, net	759	1,208	1,721	784
Interest expense	(15,141)	(17,299)	(47,328)	(51,769)
Interest and other income	82	70	310	229
Income tax benefit (expense) and other taxes	60	(24)	(373)	(579)

Income (loss) from continuing operations	1,409	(6,331)	(5,826)	(23,411)
Income (loss) from discontinued operations	(12,192)	14,592	8,346	7,301

Consolidated net income (loss) of DCT Industrial Trust Inc.	(10,783)	8,261	2,520	(16,110)
Net (income) loss attributable to noncontrolling interests	626	(713)	(589)	1,870

Net income (loss) attributable to common stockholders	(10,157)	7,548	1,931	(14,240)
Distributed and undistributed earnings allocated to participating securities	(173)	(134)	(519)	(400)

Adjusted net income (loss) attributable to common stockholders	$(10,330)	$7,414	$1,412	$(14,640)

EARNINGS PER COMMON SHARE—BASIC
Income (loss) from continuing operations	$0.00	$(0.02)	$(0.02)	$(0.09)
Income (loss) from discontinued operations	(0.03)	0.05	0.02	0.03

Net income (loss) attributable to common stockholders	$(0.03)	$0.03	$0.00	$(0.06)

EARNINGS PER COMMON SHARE—DILUTED
Income (loss) from continuing operations	$0.00	$(0.02)	$(0.02)	$(0.09)
Income (loss) from discontinued operations	(0.03)	0.05	0.02	0.03

Net income (loss) attributable to common stockholders	$(0.03)	$0.03	$0.00	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	304,768	253,657	292,352	249,381
Diluted	305,673	253,657	292,352	249,381

Distributions declared per common share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Consolidated net income (loss) of DCT Industrial Trust Inc.	$(10,783)	$8,261	$2,520	$(16,110)
Other comprehensive income (loss):
Net derivative gain (loss) on cash flow hedging instruments	(246)	(2,566)	864	(6,125)
Net reclassification adjustment on cash flow hedging instruments	1,000	524	3,000	1,026

Other comprehensive income (loss)	754	(2,042)	3,864	(5,099)

Comprehensive income (loss)	(10,029)	6,219	6,384	(21,209)
Comprehensive (income) loss attributable to noncontrolling interests	376	(922)	(1,224)	1,514

Comprehensive income (loss) attributable to common stockholders	$(9,653)	$5,297	$5,160	$(19,695)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
		Common Stock		Paid-in	in Excess	Comprehen-	controlling
	Total Equity	Shares	Amount	Capital	of Earnings	sive Loss	Interests
Balance at December 31, 2012	$1,473,559	280,310	$2,803	$2,232,682	$(871,655)	$(34,766)	$144,495
Net income	2,520	—	—	—	1,931	—	589
Other comprehensive income	3,864		—	—	—	3,229	635
Issuance of common stock, net of offering costs	233,237	33,383	333	232,904	—	—	—
Issuance of common stock, stock-based compensation plans	(63)	239	3	(66)	—	—	—
Amortization of stock-based compensation	3,649	—	—	1,237	—	—	2,412
Distributions to common stockholders and noncontrolling interests	(68,188)	—	—	—	(62,780)	—	(5,408)
Partner contributions from noncontrolling interests	723	—	—	—	—	—	723
Purchases and redemptions of noncontrolling interests	(933)	2,000	20	13,387	—	—	(14,340)

Balance at September 30, 2013	$1,648,368	315,932	$3,159	$2,480,144	$(932,504)	$(31,537)	$129,106

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income (loss) of DCT Industrial Trust Inc.	$2,520	$(16,110)
Adjustments to reconcile consolidated net income (loss) of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	101,593	94,676
Gain on dispositions of real estate interests	(17,583)	(12,348)
Distributions of earnings from unconsolidated joint ventures	7,349	3,349
Equity in earnings of unconsolidated joint ventures, net	(1,721)	(784)
Stock-based compensation	2,906	3,076
Casualty and involuntary conversion gain	(296)	—
Impairment losses	13,279	11,422
Straight-line rent	(3,765)	(4,404)
Other	4,842	3,466
Changes in operating assets and liabilities:
Other receivables and other assets	(5,561)	(8,522)
Accounts payable, accrued expenses and other liabilities	(583)	3,801

Net cash provided by operating activities	102,980	77,622

INVESTING ACTIVITIES:
Real estate acquisitions	(259,202)	(120,325)
Capital expenditures and development activities	(107,629)	(61,709)
Proceeds from dispositions of real estate investments	112,362	81,804
Investments in unconsolidated joint ventures	(1,784)	(18,399)
Proceeds from casualties and involuntary conversion	7,819	681
Distributions of investments in unconsolidated joint ventures	1,659	6,640
Other investing activities	(7,790)	(219)

Net cash used in investing activities	(254,565)	(111,527)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	255,000	268,000
Repayments of senior unsecured revolving line of credit	(313,000)	(268,000)
Proceeds from senior unsecured notes	225,000	90,000
Repayments of senior unsecured notes	(175,000)	—
Proceeds from mortgage notes	16,498	—
Principal payments on mortgage notes	(17,473)	(49,885)
Payments of deferred loan costs	(3,387)	(75)
Settlement of cash flow hedge	—	(33,550)
Proceeds from issuance of common stock	241,704	112,645
Offering costs for issuance of common stock	(8,467)	(191)
Redemption of noncontrolling interests	(933)	(2,848)
Dividends to common stockholders	(60,279)	(52,079)
Distributions to noncontrolling interests	(5,482)	(5,385)
Contributions from noncontrolling interests	723	30
Other financing activities	3,347	—

Net cash provided by financing activities	158,251	58,662

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,666	24,757
CASH AND CASH EQUIVALENTS, beginning of period	12,696	12,834

CASH AND CASH EQUIVALENTS, end of period	$19,362	$37,591

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$45,009	$49,316
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$24,249	$37,914
Redemptions of OP Units settled in shares of common stock	$13,688	$27,494
Assumption of mortgage notes in connection with real estate acquired	$—	$6,990

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and in Mexico. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of September 30, 2013, we owned approximately 94.5% of the outstanding equity interests in our operating partnership.

As of September 30, 2013, the Company owned interests in approximately 75.4 million square feet of properties leased to approximately 960 customers, including:

•	62.2 million square feet comprising 411 consolidated operating properties, including 2.8 million square feet comprising 32 consolidated buildings classified as held for sale, which were 92.8% occupied;

•	12.3 million square feet comprising 38 unconsolidated properties which were 92.2% occupied and operated on behalf of four institutional capital management partners;

•	0.3 million square feet comprising three consolidated properties under redevelopment; and

•	0.6 million square feet comprising one consolidated building in development.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the full lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.1 million and $3.6 million, for the three and nine months ended September 30, 2013, respectively, and approximately $1.3 million and $4.5 million, for the three and nine months ended September 30, 2012, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $15.6 million and $45.9 million, for the three and nine months ended September 30, 2013, respectively and approximately $13.2 million and $36.5 million, for the three and nine months ended September 30, 2012, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of September 30, 2013 and December 31, 2012, our allowance for doubtful accounts was approximately $2.0 million and $1.3 million, respectively.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations over the shorter of the expected life of such assets and liabilities or the remaining lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, and approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was an increase of approximately $0.8 million and $1.1 million for the three and nine months ended September 30, 2013, respectively, and approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2012, respectively.

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

New Accounting Standards

In the first quarter of 2013 the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount is required under GAAP to be reclassified in its entirety to net income. Additionally, the update requires disclosure of changes in each component of other comprehensive income (“OCI”). The disclosure requirements were retroactively effective for us on January 1, 2013. As this guidance only requires expanded disclosure, the adoption did not have a material impact on our Consolidated Financial Statements.

Note 3 – Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development, and properties in pre-development including land held for future development or other purposes. The following table provides our historical cost of our investment in properties (in thousands):

	September 30,	December 31,
	2013	2012
Operating properties	$3,271,547	$3,209,024
Properties under redevelopment	16,762	14,699
Properties under development	137,416	80,008
Properties in pre-development including land held	88,604	81,796

Total Investment in Properties	3,514,329	3,385,527
Less accumulated depreciation and amortization	(629,557)	(605,888)

Net Investment in Properties	$2,884,772	$2,779,639

Acquisition Activity

During the nine months ended September 30, 2013, we acquired 23 buildings comprising 4.6 million square feet. These properties located in the Southern California, Atlanta, Dallas, New Jersey, Pennsylvania, Chicago, Phoenix, Charlotte, Seattle and Northern California markets were acquired for a total purchase price of approximately $220.7 million. Related to these acquisitions, we incurred acquisition costs of approximately $1.6 million during the nine months ended September 30, 2013, included in “General and administrative” in our Consolidated Statements of Operations.

In addition, during the nine months ended September 30, 2013, we acquired 45.4 acres of land in Southern California, including 6.0 out parcel acres, for approximately $28.9 million that is leased as a non-industrial property and held for future development.

Development Activity

As of September 30, 2013, our properties under development include the following:

•	One building totaling 0.6 million square feet that is currently in lease-up as shell construction activities have been completed. The building is 66% leased with the lease expected to commence following the completion of tenant improvements in the first quarter of 2014.

•	Eight projects under construction totaling 2.7 million square feet, of which 1.3 million square feet is 100% leased.

•	We have entered into a contract to sell the 8th and Vineyard A project which is a build-to-suit under construction; however, no profit has been recognized as the sale does not meet the requirements of profit recognition for accounting purposes.

During the nine months ended September 30, 2013, we recognized development profits of approximately $0.3 million related to the Dulles Summit build-to-suit project, for which construction was completed during the second quarter.

Disposition Activity

During the nine months ended September 30, 2013, we sold 19 operating properties totaling approximately 3.5 million square feet to third-parties in the Atlanta, Louisville, Memphis, Dallas and San Antonio markets, for combined gross proceeds of $113.4 million. We recognized gains of approximately $17.6 million on these dispositions. During the same period, we recognized an impairment loss of approximately $13.3 million on a portfolio of 15 properties in Dallas which was classified as held for sale as of September 30, 2013. See Note 12 – Discontinued Operations and Assets Held for Sale and Note 13 – Subsequent Events for additional information. These gains and impairment losses are reflected in “Income (loss) from discontinued operations” in the Consolidated Statements of Operations.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $3.1 million and $8.3 million for the three and nine months ended September 30, 2013, respectively, and approximately $2.2 million and $7.3 million for the same periods in 2012, respectively. Our intangible lease assets included the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$71,407	(25,757)	$45,650	$71,846	$(26,181)	$45,665
Above market rent	$3,861	(1,830)	$2,031	$6,621	$(4,348)	$2,273
Below market rent	$(26,436)	7,137	$(19,299)	$(27,590)	$7,442	$(20,148)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of developing industrial real estate and establishing commingled investment vehicles with institutional partners. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. The following table summarizes our unconsolidated joint ventures as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	As of		Investments in
	September 30, 2013		and Advances as of
	DCT	Number of	September 30,	December 31,
Unconsolidated Joint Ventures	Ownership	Buildings	2013	2012
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$41,657	$42,571
TRT-DCT Venture I(1)	3.6%	7	848	558
TRT-DCT Venture II	11.4%	5	1,901	1,990
TRT-DCT Venture III	10.0%	4	1,184	1,225

Total Institutional Joint Ventures		29	45,590	46,344

Other:
Stirling Capital Investments (SCLA)(2)	50.0%	6	48,391	53,840
IDI/DCT, LLC	50.0%	3	27,454	27,736
IDI/DCT Buford, LLC (land only)	75.0%	—	3,914	3,054

Total Other		9	79,759	84,630

Total		38	$125,349	$130,974

(1)	During May 2013, DCT purchased the remaining 96.4% interest in seven properties from TRT-DCT Venture I for additional consideration of $82.8 million. The seven properties purchased were consolidated as of September 30, 2013.
(2)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of September 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments as of September 30, 2013 and December 31, 2012 (in thousands):

	Balances as of		Balances as of
	September 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$52,000	$52,000	$110,000	$110,000
Fixed rate debt(2)	$989,728	$1,086,065	$1,167,314	$1,306,761
Variable rate debt	$400,000	401,540	$175,000	$176,922
Interest rate contracts:
Interest rate swap(3)	$62	$62	$—	$—

(1)	The fair values of our borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.
(2)	The carrying amount of our fixed rate debt includes premiums and discounts as a result of the difference between the fair value and face value of debt assumed in connection with our acquisition activities.
(3)	The fair value of our interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate a credit valuation adjustment, which is derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement.

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period (in thousands):

During the
Nine Months Ended
September 30,
2013
Level 3 Assets:
Interest Rate Swaps:
Beginning balance at December 31, 2012	$—
Net unrealized income included in AOCI	62
Realized income recognized in interest expense	—

Ending balance at September 30, 2013	$62

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

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The first pay-fixed, receive-floating swap has a notional amount of $6.2 million, a fixed rate of 2.32%, an effective date of June 2013 and a maturity date of June 2023. The second pay-fixed, receive-floating swap has a notional amount of $1.0 million, a fixed rate of 2.32%, an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. The associated counterparty of both swaps is Rabobank, N.A. As of December 31, 2012, we did not have any hedges in place.

The following table presents the effect of our derivative financial instruments on our accompanying financial statements for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$(246)	$(2,588)	$864	$(6,802)

Amount of loss reclassified from AOCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures	$(1,000)	$(524)	$(3,000)	$(1,026)

Amount of loss recognized in interest expense due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$22	$—	$677

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

Note 6 – Outstanding Indebtedness

As of September 30, 2013 our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes, and a senior unsecured revolving credit facility, excluding approximately $44.4 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2012, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of September 30, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2012, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of September 30, 2013 and December 31, 2012.

Debt Issuances

During February 2013, DCT entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of five years, extended our existing $300.0 million senior unsecured line of credit for a period of four years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of two years. We closed on the additional $175.0 million in March 2013. The term loan amendment was a modification of debt for accounting purposes.

During June 2013, we issued two secured mortgage notes with principal balances of $1.0 million and $6.2 million which mature in June 2023. The notes bear interest at a variable rate, however, we have fixed the rate at 4.72% using two interest rate swaps (see Note 5 – Financial Instruments and Hedging Activities for further detail). The notes require monthly payments of principal and interest.

Debt Retirements

During March 2013, we used proceeds from our senior unsecured term loan to repay a $175.0 million senior unsecured note that was scheduled to mature in June of 2013.

During March and April 2013, we retired mortgage notes totaling $11.0 million previously scheduled to mature in April and June of 2013, using proceeds from the Company’s senior unsecured revolving credit facility and proceeds from our equity offerings.

Line of Credit

As of September 30, 2013, we had $52.0 million outstanding and $248.0 million available under the unsecured revolving credit facility. As of December 31, 2012, we had $110.0 million outstanding and $190.0 million available under the unsecured revolving credit facility.

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

The following table illustrates the noncontrolling interests’ share of consolidated net (income) loss during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Noncontrolling interests’ share of (income) loss from continuing operations	$(185)	$593	$(62)	$2,511
Noncontrolling interests’ share of (income) loss from discontinued operations	811	(1,306)	(527)	(641)

Net (income) loss attributable to noncontrolling interests	$626	$(713)	$(589)	$1,870

OP Units

As of September 30, 2013 and December 31, 2012, we owned approximately 94.5% and 93.3%, respectively, of the outstanding equity interests in the operating partnership. Upon redemption by the unitholder, we have the option of redeeming the units of OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the nine months ended September 30, 2013, approximately 2.1 million OP Units were redeemed for approximately $0.9 million in cash and approximately 2.0 million shares of common stock. During the nine months ended September 30, 2012, approximately 4.0 million OP Units were redeemed for approximately $2.8 million in cash and approximately 3.5 million shares of common stock.

As of September 30, 2013, there was a total of approximately 17.4 million OP Units outstanding and redeemable, with a redemption value of approximately $125.1 million based on the closing price of our common stock on September 30, 2013. As of December 31, 2012, there was a total of approximately 19.5 million OP Units outstanding with a redemption value of approximately $126.8 million based on the closing price of our common stock on December 31, 2012, all of which were redeemable for cash or stock, at our election.

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

During the nine months ended September 30, 2013, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 52% and a risk-free interest rate of 0.84%. During the nine months ended September 30, 2013, there were no conversions of vested LTIP Units into OP Units. As of September 30, 2013, approximately 3.0 million LTIP Units were outstanding of which approximately 1.0 million were vested. In addition, during the nine months ended September 30, 2013 we issued approximately 0.4 million LTIP Units for awards issued in connection with our multi-year outperformance program that ended December 31, 2012.

During the nine months ended September 30, 2012, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four or five year period with a total fair value of approximately $3.9 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 72% and risk-free interest rates of 0.82% and 1.04%. During the nine months ended September 30, 2012, approximately 0.2 million vested LTIP Units were converted into approximately 0.2 million OP Units. As of December 31, 2012, approximately 1.9 million LTIP Units were outstanding of which approximately 0.4 million were vested.

Note 8 – Stockholders’ Equity

Common Stock

As of September 30, 2013, approximately 315.9 million shares of common stock were issued and outstanding.

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the nine months ended September 30, 2013, we issued approximately 10.4 million shares through the second continuous equity offering program, at an average price of $7.33 per share for proceeds of $76.1 million before offering expenses. As of September 30, 2013, 20.0 million shares remain available to be issued under the current offering.

On August 13, 2013, we issued 23.0 million shares of common stock in a public offering at a price of $7.20 per share for net proceeds of approximately $158.2 million after offering expenses.

During the nine months ended September 30, 2013, we issued approximately 2.0 million shares of common stock, related to the redemption of OP Units (see additional information in Note 7—Noncontrolling Interests) and approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises. During the nine months ended September 30, 2012, we issued approximately 3.5 million shares of common stock related to the redemption of OP Units, and approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises. The net proceeds from the sales of our securities are transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public offerings.

Equity-Based Compensation

On October 10, 2006, we established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk-free interest rate. During the nine months ended September 30, 2013, we did not grant any stock options.

Multi-Year Outperformance Program

During the nine months ended September 30, 2013 we issued approximately 0.4 million LTIP Units for awards issued in connection with our multi-year outperformance program that ended December 31, 2012. Approximately 0.2 million LTIP units vested at the beginning of 2013 with the remaining units vesting on December 31, 2013 subject to service requirements.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock-based compensation expense over the service period during which term the stock fully vests. Restricted stock typically vests ratably over a period of four or five years, depending on the grant. During the nine months ended September 30, 2013, we granted approximately 0.3 million shares of restricted stock to certain officers and employees at the weighted-average fair market value of $7.13 per share.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings per Common share
Numerator
Income (loss) from continuing operations	$1,409	$(6,331)	$(5,826)	$(23,411)
(Income) loss from continuing operations attributable to noncontrolling interests	(185)	593	(62)	2,511

Income (loss) from continuing operations attributable to common stockholders	1,224	(5,738)	(5,888)	(20,900)
Less: Distributed and undistributed earnings allocated to participating securities	(173)	(134)	(519)	(400)

Numerator for adjusted loss from continuing operations attributable to common stockholders	1,051	(5,872)	(6,407)	(21,300)

Income (loss) from discontinued operations	(12,192)	14,592	8,346	7,301
Noncontrolling interests’ share of (income) loss from discontinued operations	811	(1,306)	(527)	(641)

Numerator for income (loss) from discontinued operations attributable to common stockholders	(11,381)	13,286	7,819	6,660

Adjusted net income (loss) attributable to common stockholders	$(10,330)	$7,414	$1,412	$(14,640)

Denominator
Weighted average common shares outstanding – basic	304,768	253,657	292,352	249,381
Effect of dilutive securities:
Stock options and phantom stock	905	—	—	—

Weighted average common shares outstanding – dilutive	305,673	253,657	292,352	249,381

Earnings per Common Share – Basic
Income (loss) from continuing operations	$0.00	$(0.02)	$(0.02)	$(0.09)
Income (loss) from discontinued operations	(0.03)	0.05	0.02	0.03

Net income (loss) attributable to common stockholders	$(0.03)	$0.03	$0.00	$(0.06)

Earnings per Common Share – Diluted
Income (loss) from continuing operations	$0.00	$(0.02)	$(0.02)	$(0.09)
Income (loss) from discontinued operations	(0.03)	0.05	0.02	0.03

Net income (loss) attributable to common stockholders	$(0.03)	$0.03	$0.00	$(0.06)

Potentially Dilutive Shares

For the nine months ended September 30, 2013, we excluded from diluted earnings per share the weighted average common share equivalents related to 5.8 million stock options and phantom stock because their effect would be anti-dilutive. During the three and nine months ended September 30, 2012, we excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.5 million and 5.6 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

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

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Segments:
East assets	$982,225	$875,845
Central assets	964,914	1,107,561
West assets	986,160	863,003

Total segment net assets	2,933,299	2,846,409
Non-segment assets:
Assets held for sale	122,197	52,852
Non-segment cash and cash equivalents	12,301	8,653
Other non-segment assets (1)	165,809	149,285

Total assets	$3,233,606	$3,057,199

(1)	Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
East	$25,206	$21,325	$69,724	$61,670
Central	28,700	23,569	83,340	67,039
West	19,826	15,825	58,445	46,547

Rental revenues	73,732	60,719	211,509	175,256
Institutional capital management and other fees	620	937	2,139	3,143

Total revenues	$74,352	$61,656	$213,648	$178,399

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Property NOI:
East	$18,748	$15,331	$50,733	$45,159
Central	20,433	16,120	57,130	45,621
West	14,664	11,604	44,172	34,721

Total Property NOI (1)	53,845	43,055	152,035	125,501
Institutional capital management and other fees	620	937	2,139	3,143
Real estate related depreciation and amortization	(32,990)	(27,512)	(95,071)	(81,953)
Casualty and involuntary conversion gain	294	—	296	141
Development profit	—	—	268	—
General and administrative	(6,120)	(6,766)	(19,823)	(18,908)
Equity in earnings of unconsolidated joint ventures, net	759	1,208	1,721	784
Interest expense	(15,141)	(17,299)	(47,328)	(51,769)
Interest and other income	82	70	310	229
Income tax benefit (expense) and other taxes	60	(24)	(373)	(579)

Income (loss) from continuing operations	$1,409	$(6,331)	$(5,826)	$(23,411)

(1)	Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expense) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Included in the Central operating segment were assets as of December 31, 2012 of approximately $74.2 million attributable to the Mexico operations. As of September 30, 2013, the Mexico portfolio was under contract and included in held for sale assets (see Note 13 – Subsequent Events for additional information related to our Mexico portfolio).

Note 12 – Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the nine months ended September 30, 2013, we sold 19 operating properties, comprising 2.0 million square feet in the East operating segment and 1.5 million square feet in the Central operating segment to unrelated third-parties. The sale of these properties resulted in gains of approximately $17.6 million.

As of September 30, 2013, we classified one property in our West operating segment and 31 properties in our Central operating segment as held for sale. The 31 assets in our Central operating segment include a property located in Chicago, a portfolio of 15 properties located in Mexico and a portfolio of 15 properties located in Dallas. In October 2013, we completed the sale of the two portfolios (see Note 13 – Subsequent Events). During the nine months ended September 30, 2013, we recorded an impairment charge of $13.3 million on the portfolio of 15 properties in Dallas as the assets’ carrying value exceeded their estimated fair value less costs to sell. The estimated fair value of these properties was based upon the contracted sales price, a Level 2 fair value measurement.

The following table summarizes the components of income (loss) from discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Rental revenues	$3,462	$7,618	$13,808	$25,126
Rental expenses and real estate taxes	(591)	(1,831)	(2,880)	(5,849)
Real estate related depreciation and amortization	(1,742)	(3,422)	(6,522)	(12,723)
General and administrative	(68)	(72)	(235)	(228)

Operating income	1,061	2,293	4,171	6,326
Casualty gain	—	—	—	71
Interest expense	—	—	—	(129)
Interest and other income (expense)	(32)	116	(112)	151
Income tax expense and other taxes	(17)	(44)	(17)	(44)

Operating income and other income	1,012	2,365	4,042	6,375
Gain on dispositions of real estate interests	75	12,227	17,583	12,348
Impairment losses	(13,279)	—	(13,279)	(11,422)

Income (loss) from discontinued operations	$(12,192)	$14,592	$8,346	$7,301

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

In October 2013, we sold our entire portfolio of assets located in Mexico consisting of 15 properties totaling 1.7 million square feet for gross proceeds of $82.7 million. The portfolio’s carrying value was $71.8 million as of September 30, 2013.

In October 2013, we sold 15 operating properties totaling approximately 0.6 million square feet to third-parties in the Dallas market, for gross proceeds of $27.9 million. The operating properties were classified as held for sale as of September 30, 2013 and a $13.3 million impairment was recognized during the nine months ended September 30, 2013.

In October 2013, the operating partnership issued $275.0 million aggregate principal amount of 4.50% senior notes due 2023 at 99.038% of face value in a private placement for net proceeds of approximately $269.6 million after offering costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	national, international, regional and local economic conditions, including, in particular, the strength of the United States economic recovery and global economic recovery;

•	the general level of interest rates and the availability of capital;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions, dispositions and development;

•	natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;

•	energy costs;

•	the terms of governmental regulations that affect us and interpretations of those regulations, including the costs of compliance with those regulations, changes in real estate and zoning laws and increases in real property tax rates;

•	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, interest and other commitments;

•	lack of or insufficient amounts of insurance;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	the consequences of future terrorist attacks or civil unrest;

•	environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and

•	other risks and uncertainties detailed in the section entitled “Risk Factors.”

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

We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of September 30, 2013, we owned approximately 94.5% of the outstanding equity interests in our operating partnership.

As of September 30, 2013, the Company owned interests in approximately 75.4 million square feet of properties leased to approximately 960 customers, including:

•	62.2 million square feet comprising 411 consolidated operating properties, including 2.8 million square feet comprising 32 consolidated buildings classified as held for sale, which were 92.8% occupied;

•	12.3 million square feet comprising 38 unconsolidated properties which were 92.2% occupied and operated on behalf of four institutional capital management partners;

•	0.3 million square feet comprising three consolidated properties under redevelopment; and

•	0.6 million square feet comprising one consolidated building in development.

The Company also has nine buildings under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties” for further detail related to our development activity.

Our primary business objectives are to maximize long-term growth in earnings and Funds from Operations, or FFO, as defined on page 40, and to maximize the value of our portfolio and the total return to our stockholders. In our pursuit of these long-term objectives, we seek to:

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

Fundamentals for industrial real estate continue to modestly improve in response to general improvement in the economy. According to national statistics, net absorption (the net change in total occupied space) of industrial real estate turned positive in the second quarter of 2010 and national occupancy rates have increased each quarter since then. We expect moderate economic growth to continue for the remainder of 2013, which should result in continued positive demand for warehouse space as companies expand their distribution and production platforms. Rental rates in our markets appeared to have bottomed and in a number of markets have begun to increase, although they do remain below peak levels. Rental concessions, such as free rent, continue to decline in most markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed in 2013 to be slightly higher than the rates on expiring leases. As positive net absorption of warehouse space continues, we expect the rental rate environment to continue to improve. According to a national research company, average market rental rates nationally are expected to continue to increase moderately in 2013 as vacancy rates drop below 10% of available supply.

New development has begun to increase in certain markets where fundamentals have improved more rapidly; however, construction levels are still modest in absolute terms and well below peak levels, and we expect they will remain so until rental rates, other leasing fundamentals and the availability of financing improve sufficiently to justify new construction on a larger scale. With limited new supply in the near term, we expect that the operating environment will become increasingly favorable for landlords with improvement of rental and occupancy rates.

For DCT Industrial, we expect same store net operating income to continue to be higher in 2013 than it was in 2012. The benefit of higher occupancy in 2013 is expected to be somewhat offset by the impact of declining net effective rental rates on leases signed in 2012 compared to expiring leases, most of which were signed prior to the market downturn.

In terms of capital investment, we will continue to pursue acquisitions of well-located distribution facilities at prices where we can apply our leasing experience and market knowledge to generate attractive returns. Going forward, we will pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns. In October 2013, we closed on the sale of all of our properties in Mexico and ceased operations in Mexico.

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

Significant Transactions During 2013

Summary of the nine months ended September 30, 2013

•	Acquisitions

•	During the nine months ended September 30, 2013, we acquired 23 buildings comprising 4.6 million square feet in the Southern California, Atlanta, Dallas, New Jersey, Pennsylvania, Chicago, Phoenix, Charlotte, Seattle and Northern California markets for a total purchase price of approximately $220.7 million.

•	In addition, during the nine months ended September 30, 2013, we acquired 45.4 acres of land in Southern California, including 6.0 out parcel acres, for approximately $28.9 million that is leased as a non-industrial property and held for future development.

•	Development Activities

•	During the nine months ended September 30, 2013, five projects totaling 0.9 million square feet in Houston, Washington D.C., Miami and Nashville were completed and stabilized. In addition, as of September 30, 2013 construction was shell complete on one project totaling 0.6 million square feet in Chicago. The table below reflects a summary of development activities through September 30, 2013:

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Cumulative Costs at 9/30/13	Projected Investment	Completion Date(1)	Percentage Leased
				(in thousands)		(in thousands)	(in thousands)
Consolidated Development Activities:
Development Projects in Lease Up
DCT 55	Chicago	33	1	604	100%	$24,201	$28,581	Q4-2012	66%

	Total	33	1	604	100%	24,201	28,581		66%

Under Construction
DCT Airtex Industrial Center	Houston	13	1	267	100%	12,225	14,678	Q4-2013	0%
DCT Beltway Tanner Business Park	Houston	11	1	136	100%	9,551	15,375	Q4-2013	0%
Slover Logistics Center I	So. California	28	1	652	100%	34,679	36,876	Q4-2013	100%
Slover Logistics Center II	So. California	28	1	610	100%	19,131	37,323	Q1-2014	100%
8th & Vineyard B	So. California	4	1	99	91%	2,608	6,925	Q1-2014	0%
DCT Sumner South Distribution Center	Seattle	9	1	190	100%	6,570	13,075	Q1-2014	0%
DCT White River Corporation Center Phase I	Seattle	30	1	649	100%	20,619	42,979	Q2-2014	0%
DCT Auburn 44	Seattle	3	1	49	100%	2,223	4,545	Q1-2014	100%

	Total	126	8	2,652	100%	107,606	171,776		49%

Total Development Activities		159	9	3,256	100%	$131,807	$200,357		53%

Build to suit for sale
8th & Vineyard A	So. California	6	1	130	91%	$5,609	$8,703	Q4-2013	N/A

		6	1	130	91%	$5,609	$8,703

(1)	The completion date represents the date of building shell completion or estimated dates of shell completion.

•	Dispositions

•	During the nine months ended September 30, 2013, we sold 19 operating properties totaling approximately 3.5 million square feet to third-parties for combined gross proceeds of $113.4 million. We recognized gains of approximately $17.6 million on these dispositions.

•	Debt Activity

•	During February 2013, we entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of five years, extended our existing $300.0 million senior unsecured line of credit for a period of four years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of two years. We closed on the additional $175.0 million in March 2013, which was used to refinance a scheduled June 2013 maturity of $175.0 million of other senior unsecured debt.

•	During March 2013, we used proceeds from our senior unsecured term loan to repay a $175.0 million senior unsecured note that was scheduled to mature in June of 2013.

•	During March and April 2013, we retired $11.0 million mortgage notes previously scheduled to mature in April and June of 2013, using proceeds from the Company’s senior unsecured revolving credit facility and our equity offerings.

•	During June 2013 we issued two secured mortgage notes with principal balances of $1.0 million and $6.2 million which mature in June 2023. The notes bear interest at a variable rate, however we have fixed the rate at 4.72% using two interest rate swaps (See Note 5 – Financial Instruments and Hedging Activities for further detail). The notes require monthly payments of principal and interest.

•	As of September 30, 2013, we had $52.0 million outstanding and $248.0 million available under the unsecured revolving credit facility.

•	Equity activity

•	During the nine months ended September 30, 2013, we issued approximately 10.4 million shares of common stock through our “continuous equity” offering program at an average price of $7.33 per share, for proceeds of $76.1 million before offering expenses.

•	During August 2013, we issued 23.0 million shares of common stock in a public offering at a price of $7.20 per share for net proceeds of $158.2 million after offering expenses.

•	Leasing Activity

The following table provides a summary of our leasing activity for the nine months ended September 30, 2013:

	Number of Leases Signed	Square Feet Signed	Net Effective Rent Per Square Foot(1)	GAAP Basis Rent Growth(2)	Weighted Average Lease Term(3)	Turnover Costs Per Square Foot(4)	Weighted Average Retention(5)
		(in thousands)
Third Quarter 2013	79	4,372	$4.34	2.90%	49	$1.39	81.17%
Year to date 2013	230	10,250	$4.56	3.80%	53	$1.92	68.42%

(1)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease. Does not include month to month leases.
(2)	GAAP basis rent growth is a ratio of the change in monthly Net Effective Rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the Net Effective Rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are excluded.
(3)	The lease term is in months. Assumes no exercise of lease renewal options, if any.
(4)	Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and does not reflect actual expenditures for the period.
(5)	Represents the percentage of weighted average square feet of tenants renewing their respective leases.

During the nine months ended September 30, 2013, we signed 75 leases with free rent, comprising 4.1 million square feet representing total concessions of $5.2 million primarily related to free rent periods.

Customer Diversification

As of September 30, 2013, there were no customers that occupied more than 2.3% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of September 30, 2013, who occupy a combined 6.6 million square feet of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Schenker, Inc.	2.3%
Deutsche Post World Net (DHL & Exel)	1.5%
The Clorox Company	1.2%
United Parcel Service (UPS)	1.2%
United Stationers Supply Company	1.1%
S.C. Johnson & Son, Inc	1.1%
The Glidden Company	1.1%
YRC, LLC	1.1%
Bridgestone	1.0%
Iron Mountain	0.9%

Total	12.5%

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

Results of Operations

Summary of the three and nine months ended September 30, 2013 compared to the same periods ended September 30, 2012

DCT Industrial Trust is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States and Mexico. As of September 30, 2013, the Company owned interests in or had under development approximately 75.4 million square feet of properties leased to approximately 960 customers, including 12.3 million square feet managed on behalf of four institutional capital management joint venture partners. Also as of September 30, 2013, we consolidated 379 operating properties, three redevelopment properties, one development property, and 32 consolidated properties classified as held for sale.

Comparison of the three months ended September 30, 2013 compared to the same period ended September 30, 2012

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss), and other expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 330 operating properties and was comprised of 50.8 million square feet. A discussion of these changes follows in the table below (in thousands):

	Three Months Ended
	September 30,			Percent
	2013	2012	$ Change	Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$60,603	$59,798	$805	1.3%
Non-same store operating properties	12,163	724	11,439	1580.0%
Development and redevelopment	204	11	193	1754.5%
Revenues related to early lease terminations	762	186	576	309.7%

Total rental revenues	73,732	60,719	13,013	21.4%

Rental Expenses and Real Estate Taxes
Same store	17,211	17,440	(229)	-1.3%
Non-same store operating properties	2,632	182	2,450	1346.2%
Development and redevelopment	44	42	2	4.8%

Total rental expenses and real estate taxes	19,887	17,664	2,223	12.6%

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	43,392	42,358	1,034	2.4%
Non-same store operating properties	9,531	542	8,989	1658.5%
Development and redevelopment	160	(31)	191	616.1%
Revenues related to early lease terminations	762	186	576	309.7%

Total property net operating income	53,845	43,055	10,790	25.1%

Other Revenue and Other Income (Loss)
Institutional capital management and other fees	620	937	(317)	-33.8%
Equity in earnings of unconsolidated joint ventures, net	759	1,208	(449)	-37.2%
Interest and other income	82	70	12	17.1%
Casualty and involuntary conversion gain	294	—	294	100.0%

Total other revenue and other income (loss)	1,755	2,215	(460)	-20.8%

Other Expenses
Real estate related depreciation and amortization	32,990	27,512	5,478	19.9%
Interest expense	15,141	17,299	(2,158)	-12.5%
General and administrative	6,120	6,766	(646)	-9.5%
Income tax (benefit) expense and other taxes	(60)	24	(84)	-350.0%

Total other expenses	54,191	51,601	2,590	5.0%

Income (loss) from discontinued operations	(12,192)	14,592	(26,784)	-183.6%
Net (income) loss attributable to noncontrolling interests	626	(713)	1,339	187.8%

Net income (loss) attributable to common stockholders	$(10,157)	$7,548	$(17,705)	-234.6%

(1)	Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains (losses), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expenses) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. We believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Loss from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11—Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $13.0 million, or 21.4% for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to the following:

•	$11.6 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties. Since June 30, 2012, we acquired 44 operating and six development properties and completed development or redevelopment of six properties.

•	$0.8 million increase in total revenue in our same store portfolio due primarily to the following:

•	$1.8 million increase in base rent primarily related to a 130 basis point increase in average occupancy period over period; which was partially offset by

•	$0.9 million decrease in other revenues primarily related to decrease in straight-line rental revenue as a result of fewer rent concessions.

The following table illustrates the various components of our total rental revenues for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	September 30,
	2013	2012	$ Change
Base rent	$54,766	$45,111	$9,655
Straight-line rent	1,121	1,346	(225)
Amortization of above and below market rent intangibles	403	211	192
Tenant recovery income	15,591	13,237	2,354
Other rental income	1,089	628	461
Revenues related to early lease terminations	762	186	576

Total rental revenues	$73,732	$60,719	$13,013

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $2.2 million, or 12.6%, for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to the following:

•	$2.5 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period; which was partially offset by

•	$0.3 million net decrease in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by decreases in repairs and maintenance.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) decreased by approximately $0.5 million, or 20.8%, for the three months ended September 30, 2013 as compared to the same period in 2012, primarily due the following:

•	$0.4 million decrease in equity in earnings of unconsolidated ventures; and

•	$0.3 million decrease in institutional capital management and other fees primarily related to the sale of properties from our unconsolidated joint ventures reducing management fees thereon; partially offset by

•	$0.3 million increase in casualty and involuntary conversion gain as a result of a settlement on one of our properties with the State of Texas for road expansion pursuant to eminent domain proceedings.

Other Expenses

Other expenses increased by approximately $2.6 million, or 5.0%, for the three months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of:

•	$5.5 million increase in depreciation expense resulting from real estate acquisitions, completed developments and capital additions; partially offset by

•	$0.6 million decrease in general and administrative expenses primarily related to an increase in capitalized overhead costs as a result of an increase in development and leasing activity; and

•	$2.2 million decrease in interest expense as a result of the $175 million term loan paid down in March 2013 and an increase in capitalized interest related to increased development, partially offset by an increase in interest from a higher balance on our revolving line of credit and private placement loan as well as increased amortization of the settled hedge in 2012.

Income(loss) from Discontinued Operations

Income (loss) from discontinued operations decreased by $26.8 million for the three months ended September 30, 2013 as compared to the same period in 2012. This decrease is primarily related to a $13.3 million impairment charge related to the anticipated sale of properties, as compared to gains on dispositions of $12.2 million recorded on sales during 2012.

Comparison of the nine months ended September 30, 2013 compared to the same period ended September 30, 2012

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss), and other expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 322 operating properties and was comprised of 49.4 million square feet. A discussion of these changes follows in the table below (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	Percent Change
Rental Revenues
Same store, excluding revenues related to early lease terminations	$176,628	$170,551	$6,077	3.6%
Non-same store operating properties	33,600	4,122	29,478	715.1%
Development and redevelopment	209	185	24	13.0%
Revenues related to early lease terminations	1,072	398	674	169.3%

Total rental revenues	211,509	175,256	36,253	20.7%

Rental Expenses and Real Estate Taxes
Same store	50,880	48,373	2,507	5.2%
Non-same store operating properties	8,465	1,177	7,288	619.2%
Development and redevelopment	129	205	(76)	-37.1%

Total rental expenses and real estate taxes	59,474	49,755	9,719	19.5%

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	125,748	122,178	3,570	2.9%
Non-same store operating properties	25,135	2,945	22,190	753.5%
Development and redevelopment	80	(20)	100	500.0%
Revenues related to early lease terminations	1,072	398	674	169.3%

Total property net operating income	152,035	125,501	26,534	21.1%

Other Revenue and Other Income
Development profit	268	—	268	100.0%
Institutional capital management and other fees	2,139	3,143	(1,004)	-31.9%
Equity in earings of unconsolidated joint ventures, net	1,721	784	937	119.5%
Interest and other income	310	229	81	35.4%
Casualty and involuntary conversion gain	296	141	155	109.9%

Total other revenue and other income	4,734	4,297	437	10.2%

Other Expenses
Real estate related depreciation and amortization	95,071	81,953	13,118	16.0%
Interest expense	47,328	51,769	(4,441)	-8.6%
General and administrative	19,823	18,908	915	4.8%
Income tax expense and other taxes	373	579	(206)	-35.6%

Total other expenses	162,595	153,209	9,386	6.1%

Income from discontinued operations	8,346	7,301	1,045	14.3%
Net loss attributable to noncontrolling interests	(589)	1,870	(2,459)	-131.5%

Net income (loss) attributable to common stockholders	$1,931	$(14,240)	$16,171	113.6%

(1)	See definition of property net operating income on page 27.

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $36.3 million, or 20.7% for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the following:

•	$29.5 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties, partially offset by a decrease in non-same store average occupancy period over period. Since December 31, 2011, we acquired 51 operating and seven development properties and completed development or redevelopment of six properties. The average occupancy of the non-same store properties decreased to 86.0% for the nine months ended September 30, 2013 from 96.5% for the nine months ended September 30, 2012.

•	$6.1 million increase in total revenue in our same store portfolio due primarily to the following:

•	$5.8 million increase in base rent primarily related to a 140 basis point increase in average occupancy period over period; and

•	$3.2 million increase in operating expense recoveries related to the increase in occupancy; which was partially offset by

•	$2.9 million decrease in other revenues primarily related to decrease in straight-line rental revenue as a result of fewer rent concessions.

The following table illustrates the various components of our total rental revenues for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change
Base rent	$156,984	$131,689	$25,295
Straight-line rent	3,607	4,530	(923)
Amortization of above and below market rent intangibles	1,202	485	717
Tenant recovery income	45,891	36,520	9,371
Other rental income	2,753	1,634	1,119
Revenues related to early lease terminations	1,072	398	674

Total rental revenues	$211,509	$175,256	$36,253

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by approximately $9.7 million, or 19.5%, for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to:

•	$7.2 million net increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period; and

•	$2.5 million increase in rental expenses and real estate taxes in our same store portfolio, which was primarily driven by increases in property taxes, maintenance and property insurance.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) increased by approximately $0.4 million, or 10.2%, for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to:

•	$0.9 million increase in equity in earnings from unconsolidated joint ventures; and

•	$0.3 million in development profits in the current period with no corresponding activity in 2012; partially offset by

•	$1.0 million decrease in institutional capital management fees related to the sale of properties from our unconsolidated joint ventures reducing asset and management fees as compared to the nine months ended September 30, 2012.

Other Expenses

Other expenses increased by approximately $9.4 million, or 6.1%, for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of:

•	$13.1 million increase in depreciation expense resulting from real estate acquisitions, developments placed in service and capital additions;

•	$0.9 million increase in general and administrative expenses primarily related to higher acquisition costs and personnel costs, partially offset by an increase in capitalized overhead as a result of increased development, leasing and other capital activities; partially offset by

•	$4.4 million decrease in interest expense as a result of the $175 million term loan paid down in March 2013, hedging ineffectiveness of $0.7 million during the nine months ended September 30, 2012 and an increase in capitalized interest related to increased development, partially offset by an increase in interest from the higher balance on our revolving line of credit and private placement loan as well as increased amortization of the settled hedge in 2012.

Income from Discontinued Operations

Income from discontinued operations increased by $1.0 million for the nine months ended September 30, 2013 as compared to the same period in 2012. This increase is primarily related to the gain on dispositions totaling $17.6 million partially offset by an impairment charge of $13.3 million related to the anticipated sale of properties during 2013, as compared to gain on dispositions totaling $12.3 million partially offset by impairment charges of $11.4 million recorded on sales of properties during 2012. Additionally, there was lower operating and other income from properties sold or held for sale in 2013 compared to 2012.

Segment Summary for the three and nine months ended September 30, 2013 compared to the same period ended September 30, 2012

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

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and nine months ended September 30, 2013 compared to September 30, 2012, respectively (dollar amounts and square feet in thousands):

	As of September 30,				Three Months Ended September 30,		Nine Months Ended September 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income (3)	Rental revenues(2)	Property net operating income (3)
EAST:
2013	129	22,369	87.6%	$982,225	$25,206	$18,748	$69,724	$50,733
2012	115	19,464	86.0%	910,127	21,325	15,331	61,670	45,159

Change	14	2,905	1.6%	$72,098	$3,881	$3,417	$8,054	$5,574

CENTRAL:
2013	156	25,692	93.3%	$964,914	$28,700	$20,433	$83,340	$57,130
2012	145	22,267	92.6%	1,047,077	23,569	16,120	67,039	45,621

Change	11	3,425	0.7%	$(82,163)	$5,131	$4,313	$16,301	$11,509

WEST:
2013	98	12,198	94.3%	$986,160	$19,826	$14,664	$58,445	$44,172
2012	81	10,409	93.8%	696,003	15,825	11,604	46,547	34,721

Change	17	1,789	0.5%	$290,157	$4,001	$3,060	$11,898	$9,451

(1)	Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents.
(2)	Segment rental revenues include revenue from operating properties and development properties. Properties which were sold or held for sale during the period are not included in these results.
(3)	For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012	Change
Segments:
East assets	$982,225	$875,845	$106,380
Central assets	964,914	1,107,561	(142,647)
West assets	986,160	863,003	123,157

Total segment net assets	2,933,299	2,846,409	86,890
Non-segment assets:
Assets held for sale	122,197	52,852	69,345
Non-segment cash and cash equivalents	12,301	8,653	3,648
Other non-segment assets (1)	165,809	149,285	16,524

Total assets	$3,233,606	$3,057,199	$176,407

(1)	Other non-segment assets primarily consists of corporate assets including investments in and advances to unconsolidated joint ventures, notes receivable, deferred loan costs, other receivables and other assets.

East Segment

•	East Segment assets increased by $106.4 million since December 31, 2012, to $982.2 million as of September 30, 2013. This increase primarily related to the acquisition of ten operating properties and completion of development of three operating properties during the nine months ended September 30, 2013.

•	East Segment property NOI, after reclassification for discontinued operations, increased approximately $3.4 million, for the three months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of:

•	$3.9 million increase in rental revenues, of which $2.9 million is attributed to property acquisitions and $1.0 million is attributed to higher rental revenues at existing properties; which was partially offset by

•	$0.4 million increase in operating expenses primarily comprised of increased property taxes, property insurance and maintenance on acquisitions since September 30, 2012.

•	East Segment property NOI, after reclassification for discontinued operations, increased approximately $5.6 million, for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of:

•	$8.1 million increase in rental revenues, of which $4.2 million is attributed to property acquisitions and $3.9 million is attributed to higher rental revenues at existing properties; which was partially offset by

•	$2.5 million increase in operating expenses primarily comprised of increased property taxes, property insurance and maintenance.

Central Segment

•	Central Segment assets decreased by $142.6 million since December 31, 2012, to $964.9 million as of September 30, 2013. This decrease primarily related to the disposition of 16 properties and 31 properties classified as held for sale, partially offset by the acquisition of four properties and two land parcels during the nine months ended September 30, 2013.

•	Central Segment property NOI, after reclassification for discontinued operations, increased approximately $4.3 million, for the three months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of:

•	$5.1 million increase in rental revenues, of which $2.7 million is attributed to property acquisitions and $2.4 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$0.8 million increase in operating expenses primarily comprised of increased property taxes and property insurance.

•	Central Segment property NOI, after reclassification for discontinued operations, increased approximately $11.5 million, for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of:

•	$16.3 million increase in rental revenues, of which $7.4 million is attributed to property acquisitions and $8.9 million which is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$4.8 million increase in operating expenses primarily comprised of increased property taxes, property insurance and bad debt write-offs.

West Segment

•	West Segment assets increased by $123.2 million since December 31, 2012, to $986.2 million as of September 30, 2013. This increase primarily related to the acquisition of nine operating properties during the nine months ended September 30, 2013.

•	West Segment property NOI, after reclassification for discontinued operations, increased approximately $3.1 million for the three months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of:

•	$4.0 million increase in rental revenues, of which $3.9 million is attributed to property acquisitions and $0.1 million is attributed to higher rental revenues at existing properties; which was partially offset by

•	$0.9 million increase in operating expenses primarily comprised of increased property taxes and property insurance.

•	West Segment property NOI, after reclassification for discontinued operations, increased approximately $9.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of:

•	$11.9 million increase in rental revenues, of which $9.9 million is attributed to property acquisitions and $2.0 million is attributed to higher rental revenues at existing properties; which was partially offset by

•	$2.4 million increase in operating expenses primarily comprised of property taxes and property insurance.

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

Cash Flows

“Cash and cash equivalents” were $19.4 million and $12.7 million as of September 30, 2013 and December 31, 2012, respectively. Net cash provided by operating activities increased by $25.4 million to $103.0 million during the nine months ended September 30, 2013 compared to $77.6 million during the same period in 2012. This change was primarily due to increased property net operating income, partially offset by an increase in net cash payments related to changes in operating assets and liabilities compared to the nine months ended September 30, 2012.

Net cash used in investing activities increased $143.1 million to $254.6 million during the nine months ended September 30, 2013 compared to $111.5 million during the same period in 2012. This change was primarily due to an increase in cash outflows related to acquisitions of $138.9 million and an increase of cash outflows related to capital expenditures of $45.9 million, partially offset by an increase in proceeds from dispositions of $30.6 million and a decrease in investments in unconsolidated joint ventures of $16.6 million. The increase in capital expenditures was primarily due to an increase in development, redevelopment, due diligence and other capital improvements of $60.8 million as a result of a $58.3 million increase in development and redevelopment investments. Going forward, we will pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of development and redevelopment investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive acquisition opportunities. See Development Activities on pages 23 and 24 for further details regarding projected investment of our current development activities as well as cumulative costs incurred through September 30, 2013. Our total capital expenditures for the nine months ended September 30, 2013 and 2012 were comprised of the following:

	Nine Months Ended September 30,
	2013	2012	$ Change
Development, redevelopment, due diligence and other capital improvements	$96,603	$35,776	$60,827
Building and land improvements	8,956	8,184	772
Tenant improvements and leasing costs	19,261	21,194	(1,933)

Total capital expenditures and development activities	124,820	65,154	59,666
Accruals and other adjustments	(17,191)	(3,445)	(13,746)

Total cash paid for capital expenditures and development activities	$107,629	$61,709	$45,920

We capitalize costs directly related to the development, predevelopment, redevelopment or improvement of our investments in real estate. Building and land improvements comprise capital expenditures related to maintaining our consolidated operating activities. Due diligence capital improvements relate to acquired operating properties and are generally incurred within 12 months of the acquisition date.

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the nine months ended September 30, 2013 and 2012 were $5.7 million and $4.5 million, respectively. During the nine months ended September 30, 2013 and 2012 total interest capitalized was $6.1 million and $2.6 million, respectively.

Net cash provided by financing activities increased $99.6 million to $158.3 million during the nine months ended September 30, 2013 compared to $58.7 million during the same period in 2012. This increase is primarily related to an increase of $120.8 million of net proceeds raised from issuance of common stock and a $33.6 million payment made to settle our cash flow hedge in 2012, partially offset by an increase in net repayments of debt totaling $49.1 million and an increase of $8.3 million in dividends paid to common stockholders and noncontrolling interests.

Common Stock

As of September 30, 2013, approximately 315.9 million shares of common stock were issued and outstanding.

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the nine months ended September 30, 2013, we issued approximately 10.4 million shares through the second continuous equity offering program, at an average price of $7.33 per share for proceeds of $76.1 million before offering expenses. As of September 30, 2013, 20 million shares remain available to be issued under the current offering.

On August 13, 2013, we issued 23.0 million shares of common stock in a public offering at a price of $7.20 per share for net proceeds of $158.2 million after offering expenses.

Distributions

During the three and nine months ended September 30, 2013, our board of directors declared distributions to stockholders totaling approximately $23.6 million and $68.2 million, respectively, including distributions to OP unitholders. During the same periods in 2012, our board of directors declared distributions to stockholders of approximately $20.5 million and $59.0 million, respectively. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used for distributions paid during 2013 and 2012.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During October 2013, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on January 9, 2014 to stockholders and OP unitholders of record as of December 27, 2013.

Outstanding Indebtedness

As of September 30, 2013 our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes, and a senior unsecured revolving credit facility, excluding approximately $44.4 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2012, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of September 30, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2012, the gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of September 30, 2013 and December 31, 2012.

Our debt instruments require monthly, quarterly or semiannual payments of interest and many require monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our debt service excluding principal maturities, which we plan to fund from refinancing and/or new debt. During the three and nine months ended September 30, 2013, our debt payments, including principal payments and refinancing activities, interest and extinguishments, totaled $18.1 million and $241.9 million, respectively. During the same periods in 2012, our debt payments, including principal payments and refinancing activities, interest and extinguishments, totaled $30.5 million and $100.5 million, respectively.

Debt Issuance, Payoffs and Assumptions

During February 2013, DCT entered into an amendment with our syndicated bank group whereby we extended and increased our existing $175.0 million senior unsecured term loan to $225.0 million for a period of five years, extended our existing $300.0 million senior unsecured line of credit for a period of four years and received a commitment for an additional $175.0 million senior unsecured term loan with a term of two years. We closed on the additional $175.0 million in March 2013, which was used to refinance a scheduled June 2013 maturity of $175.0 million of other senior unsecured debt.

During June of 2013, we issued two secured mortgage notes with principal balances of $1.0 million and $6.2 million which mature in June 2023. The notes bear interest at a variable rate, however we have fixed the rate at 4.72% using two variable for floating rate swaps (See Note 5 – Financial Instruments and Hedging Activities for further detail). The notes require monthly payments of principal and interest.

During October 2013, the operating partnership issued $275.0 million aggregate principal amount of 4.50% senior notes due 2023 at 99.038% of face value in a private placement for net proceeds of approximately $269.6 million after offering costs.

During March and April 2013, we retired mortgage notes totaling $11.0 million previously scheduled to mature in April and June of 2013, using proceeds from the Company’s senior unsecured revolving credit facility and proceeds from our equity offerings.

Line of Credit

As of September 30, 2013, we had $52.0 million outstanding and $248.0 million available under the unsecured revolving credit facility. As of December 31, 2012, we had $110.0 million outstanding and $190.0 million available under the unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance with as of September 30, 2013.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, including principal amortization, and excluding unamortized premiums, as of September 30, 2013 (in thousands):

Year	Senior Unsecured Notes	Mortgage	Senior Unsecured Revolving Credit Facility	Total
2013	$—	$22,754	$—	$22,754
2014	50,000	11,445	—	61,445
2015	215,000	49,982	—	264,982
2016	99,000	61,184	—	160,184
2017	51,000	11,768	52,000	114,768
Thereafter	660,000	151,860	—	811,860

Total	$1,075,000	$308,993	$52,000	$1,435,993

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

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2013, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,735,915	$140,626	$760,500	$267,062	$567,727
Operating lease commitments	2,741	883	1,564	294	—
Ground lease commitments(3)	13,092	495	1,675	1,102	9,820

Total	$1,751,748	$142,004	$763,739	$268,458	$577,547

(1)	From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $71.6 million, none of which are legally committed.
(2)	Variable interest rate payments are estimated based on the LIBOR rate at September 30, 2013.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of September 30, 2013, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $36.9 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of September 30, 2013, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $44.4 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2013	$—
2014	4,513
2015	2,235
2016	833
2017	36,850
Thereafter

Total	$44,431

Funds From Operations

We believe that net income attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure. However, we consider Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental, non-GAAP measure of DCT Industrial’s operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measureable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. We also present FFO excluding acquisition costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO excluding acquisitions costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from “Net loss attributable to common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands, except per share and unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of net income (loss) attributable to common stockholders to FFO:
Net income (loss) attributable to common stockholders	$(10,157)	$7,548	$1,931	$(14,240)
Adjustments:
Real estate related depreciation and amortization	34,732	30,934	101,593	94,676
Equity in earnings of unconsolidated joint ventures, net	(759)	(1,208)	(1,721)	(784)
Equity in FFO of unconsolidated joint ventures	2,735	2,590	7,530	7,883
Impairment losses on depreciable real estate	13,279	—	13,279	11,422
Gain on dispositions of real estate interests	(75)	(12,227)	(17,614)	(12,348)
Gain on dispositions of non-depreciable real estate	—	—	31	—
Noncontrolling interest in the above adjustments	(3,227)	(1,804)	(7,066)	(9,921)
FFO attributable to unitholders	2,320	2,276	6,602	7,377

FFO	$38,848	$28,109	$104,565	$84,065

FFO per common share and unit — basic and diluted	$0.12	$0.10	$0.33	$0.31
FFO weighted average common shares and units outstanding:
Common shares for earnings per share—basic	304,768	253,657	292,352	249,381
Participating securities	2,526	1,999	2,445	1,862
Units	18,620	22,335	19,513	24,003

FFO weighted average common shares, participating securities and units outstanding – basic	325,914	277,991	314,310	275,246
Dilutive common stock equivalents	905	663	868	618

FFO weighted average common shares, participating securities and units outstanding – diluted	326,819	278,654	315,178	275,864

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

During June 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The first pay-fixed, receive-floating swap has a notional amount of $6.2 million, a fixed rate of 2.32%, an effective date of June 2013 and a maturity date of June 2023. The second pay-fixed, receive-floating swap has a notional amount of $1.0 million, a fixed rate of 2.32%, an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. The associated counterparty of both swaps is Rabobank, N.A. As of December 31, 2012, we did not have any hedges in place.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2013, we had approximately $452.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the nine months ended September 30, 2013 would increase by approximately $0.6 million based on our outstanding floating-rate debt as of September 30, 2013. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $7.8 million during the nine months ended September 30, 2013.

As of September 30, 2013, the estimated fair value of our debt was approximately $1.5 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2013, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*4.1	Indenture, dated as of October 9, 2013, among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, the Subsidiary Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 2013)

*4.2	Form of 4.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 15, 2013)

*4.3	Registration Rights Agreement, dated as of October 9, 2013, among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, the Subsidiary Guarantors, and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 15, 2013)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.
Date: November 1, 2013	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: November 1, 2013	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: November 1, 2013	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a. Exhibits

*4.1	Indenture, dated as of October 9, 2013, among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, the Subsidiary Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 2013)

*4.2	Form of 4.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 15, 2013)

*4.3	Registration Rights Agreement, dated as of October 9, 2013, among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, the Subsidiary Guarantors, and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 15, 2013)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

+32.1	Section 1350 Certification of Principal Executive Officer

+32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.