Form 10-K
period 2013-12-31
DCT Industrial Trust Inc.
filed 2014-02-21
CIK 1170991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

As of June 30, 2013, the aggregate market value of the 288.1 million shares of voting and non-voting common stock held by non-affiliates of the registrant was $2.1 billion based on the closing sale price of $7.15 as reported on the New York Stock Exchange on June 30, 2013. (For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of February 14, 2014 there were 324,266,885 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held April 30, 2014 are incorporated by reference into Part III of this Annual Report.

DCT INDUSTRIAL TRUST INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

The Company

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of December 31, 2013, we owned approximately 94.8% of the outstanding equity interests in our operating partnership.

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

Business Overview

Our portfolio primarily consists of high-quality, bulk distribution warehouses and light industrial properties. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow our customers’ efficient and flexible use of the buildings. In the future, we intend to continue focusing on properties that exhibit these characteristics in select U.S. markets where we believe we can achieve favorable returns and leverage our local expertise. We seek to maximize growth in earnings and shareholder value within the context of overall economic conditions, primarily through increasing rents and operating income at existing properties and acquiring and developing high-quality properties in major distribution markets. In addition, we will recycle our capital by disposing of non-strategic, lower growth assets and reinvesting the proceeds into newly acquired or developed assets where we believe the returns will be more favorable over time.

As of December 31, 2013, the Company owned interests in approximately 75.5 million square feet of properties leased to approximately 900 customers, including:

•

62.1 million square feet comprising 396 consolidated operating properties, including 0.2 million square feet comprising one consolidated building classified as held for sale, which were 93.3% occupied;

•	12.3 million square feet comprising 38 unconsolidated properties which were 94.1% occupied and operated on behalf of four institutional capital management partners;

•	0.2 million square feet comprising two consolidated properties under redevelopment; and

•	0.9 million square feet comprising two consolidated buildings which are shell-complete and in lease-up and eight land sites under construction.

As of December 31, 2013, our total consolidated portfolio consisted of 400 properties with an average size of 158,000 square feet and an average age of 21 years.

During the year ended December 31, 2013, we acquired 38 buildings. These properties were acquired for a total purchase price of $359.5 million.

During the year ended December 31, 2013, we sold 51 operating properties to third-parties for gross proceeds of approximately $265.8 million. We recognized gains of approximately $33.6 million on the disposition of 36 operating properties and recognized an impairment loss of approximately $13.3 million on the disposition of a portfolio of 15 properties in Dallas.

We have a broadly diversified customer base. As of December 31, 2013, our consolidated properties had leases with approximately 900 customers with no single customer accounting for more than 2.3% of the total annualized base rent of our properties. Our ten largest customers occupy approximately 10.0% of our consolidated properties based on square footage and account for approximately 12.1% of the annualized base rent of these properties. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our customers. Furthermore, we are actively engaged in meeting our customers’ expansion and relocation requirements.

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

Business Strategy

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO per share (see definition in “Selected Financial Data”), the net asset value of our portfolio and total shareholder return. The strategies we intend to execute to achieve these objectives include:

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

•

Selectively Pursuing New Development.    To meet current tenant demand, we continue to develop new assets in select markets where rents and vacancy levels demonstrate the need for new construction. During 2013, we acquired five land parcels for future development totaling approximately 128.6 acres. Also during 2013, we stabilized six development buildings totaling 1.6 million square feet and have seven buildings under construction, which are partially leased, totaling approximately 2.7 million square feet. As of December 31, 2013, we also had one build-to-suit for sale building under contract. The buildings under construction, as well as the build-to-suit for sale building, are all projected to be completed in 2014.

•

Recycling Capital.    We intend to selectively dispose of non-strategic assets and redeploy the proceeds into higher growth acquisition and development opportunities. In 2013, we sold $265.8 million of non-strategic assets for deployment into higher growth assets. This includes the divestiture of the entire portfolio located in Mexico.

•

Conservatively Managing Our Balance Sheet.    We plan to maintain financial metrics, including leverage and coverage ratios on a basis consistent with our investment grade ratings. In addition, we believe that a conservatively managed balance sheet provides for a competitive long-term cost of capital.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties through the following competitive strengths:

•

High-Quality Industrial Property Portfolio.    Our portfolio of industrial properties primarily consists of high-quality bulk distribution facilities in high volume leasing markets specifically designed to meet the warehousing needs of local, regional and national companies. The majority of our properties are specifically designed for use by major distribution users and are readily divisible to take advantage of re-tenanting opportunities. We believe that our concentration of high-quality bulk distribution properties provides us with a competitive advantage in attracting and retaining distribution users across the markets in which we operate.

•

Experienced and Committed Management Team.    Our executive management team collectively has an average of nearly 28 years commercial real estate experience and 17 years of industrial real estate experience. Additionally, our executive management team has extensive public company operating experience.

•

Strong Operating Platform.    We have a team of 86 experienced transaction and property management professionals working in 12 regional offices to maximize market opportunities through local expertise, presence and relationships. We believe successfully meeting the needs of our customers and anticipating and responding to market opportunities will result in achieving superior returns from our properties as well as through the sourcing of new acquisitions and development opportunities.

•

Proven Acquisition and Disposition Capabilities.     The Company has extensive experience in acquiring industrial real estate, including both smaller transactions as well as larger portfolio acquisitions. Our local market teams are an important advantage in sourcing potential marketed as well as off-market transactions. The average size of our acquisitions since 2010 was $14.0 million, demonstrating our ability to access a significant pipeline of smaller acquisitions. Further, consistent with our capital recycling strategy, we have disposed of a cumulative $1.4 billion of real estate investments since inception.

•

Extensive Development and Redevelopment Expertise.    Our local market teams have significant experience in all facets of value-add activities including development and redevelopment capabilities. We believe our local teams’ knowledge of our focus markets and their relationships with key market participants, including land owners, users and brokers, combined with the technical expertise required to successfully execute on complex transactions, provides us with an excellent platform to create value while appropriately managing risk.

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

•

Capital Structure.    Our capital structure provides us with sufficient financial flexibility and capacity to fund future growth. In addition to successfully raising $258.6 million in net proceeds from equity offerings in 2013, DCT received investment grade ratings from Moody’s Investors Service and Standard & Poor’s Rating Services and issued $275.0 million (aggregate principal amount) of 10-year senior unsecured notes at 99.038% of face value for net proceeds of approximately $269.6 million after expenses. The notes have a fixed interest rate of 4.5%. As of December 31, 2013 we had $261.0 million available under our senior unsecured revolving credit facility and 334 of our consolidated operating properties with a gross book value of $2.8 billion were unencumbered.

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

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we subjected a majority of the properties we have acquired, including land, to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See further additional information in “Item 1A. Risk Factors.”

Employees

As of December 31, 2013, we had 136 full-time employees.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO RECENT ECONOMIC CONDITIONS

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by weakness in the national and/or international economy as well as in the local economies where our properties are located. Specific impacts, among others, may include:

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

The value of our investments may not appreciate or may decline in value significantly below the amount we pay for these investments. The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

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

We depend on key personnel.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our management group, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results, financial condition and cash flows could suffer. Our ability to retain our management group, attract suitable replacements, or to attract new hires as needed, is dependent on the competitive nature of the employment market. Further, the loss of key personnel, or our inability to replace them, could be negatively perceived in the capital markets. We do not carry key man life insurance on any of our personnel.

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

We acquire and intend to continue to acquire primarily high-quality generic bulk distribution warehouses and light industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to integrate our new acquisitions into our existing operations quickly and efficiently and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. Similarly, we seek to acquire new properties in off-market transasctions, because such properties are typically more attractively priced, but we may be unable to obtain off-market deal flow in the future. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured credit facility, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and sales which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

Our real estate development strategies may not be successful.

We are involved in the construction and expansion of distribution facilities and we intend to continue to pursue development and renovation activities as opportunities arise either on our own or in joint ventures. We will be subject to risks associated with our development and renovation activities that could adversely affect our financial condition, results of operations, cash flows, our ability to pay dividends, and/or the market price of our common stock.

Actions of our joint venture partners could negatively impact our performance.

Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures, and we intend to selectively continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

•	that our partner in an investment might become bankrupt, which would mean that we could generally remain liable for the joint venture’s liabilities;

•	that such partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•

that such partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

•	that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute such capital;

•	that joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•

that our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•

that disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership, limited liability company or joint venture to additional risk;

•	that we may in certain circumstances be liable for the actions of our partners; and

•

that we may, as a general partner investing in a limited partnership, have liability for all of the liabilities of such partnership, even if we do not have full management rights or control, and our liability may far exceed the amount or value of the investment we initially made or then had in the partnership.

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

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition. We may decide to dispose of select real estate assets, thereby changing the holding period assumption in our valuation analyses for those assets, which could result in material impairment losses and adversely affect our financial results.

Economic conditions have required or could require us to recognize real estate impairment charges on some of our assets and equity investments. We conduct a comprehensive review of all our real estate assets in accordance with our policy of accounting for impairments (see further discussion of our accounting policies in “Notes to the Consolidated Financial Statements, Note 2—Summary of Significant Accounting Policies” and “Item 7—Critical Accounting Polices and Estimates”). The principal factor which has led to impairment charges in the recent past was the severe economic deterioration in many markets resulting in a decrease in leasing demand, rental rates, rising vacancies and an increase in capitalization rates.

There can be no assurance that the estimates and assumptions we use to assess impairments are accurate and will reflect actual results, or that we will not change our intended holding period for real estate assets. A worsening real estate market or the failure for that market to continue to improve may cause us to reevaluate the assumptions used in our impairment analysis and our intent to hold, sell, develop or contribute properties. Changes in these assumptions, or changes in our anticipated holding period, may result in impairment charges or losses that could adversely affect our financial condition, results of operations and/or the market price of our stock. An impairment loss could be material to our results of operations in the period that it is recognized.

Events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have significant holdings in the following markets of our consolidated portfolio: Atlanta, Baltimore/Washington D.C., Chicago, Cincinnati, Columbus, Dallas, Houston, Miami, Memphis, Nashville, Northern California, Pennsylvania, Seattle and Southern California. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Although continuously reviewed, the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations and could result in a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

RISKS RELATED TO CONFLICTS OF INTEREST

Our UPREIT structure may result in potential conflicts of interest.

As of December 31, 2013, we owned 94.8% of the units of limited partnership interest in our operating partnership, or OP Units, certain unaffiliated limited partners owned 4.7% of the OP Units and certain of our officers and directors, owned the remaining 0.5% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

GENERAL REAL ESTATE RISKS

Our performance and value are subject to general economic conditions and risks associated with our real estate assets.

The investment returns from equity investments in real estate depend in part on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from, and the value of, our properties may, in addition to risks discussed elsewhere in this section, be adversely affected by:

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

We compete with other developers, owners and operators of real estate. If our competitors offer space at rental rates or terms more attractive than we currently offer to our customers, we may lose customers or we may be pressured to reduce our rental rates or provide more favorable lease terms. As a result, our financial condition, cash flows, cash available for distribution, trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

We are dependent on customers for our revenues.

Lease payment or performance defaults by customers could adversely affect our financial condition and cause us to reduce the amount of distributions to stockholders. A default by a customer on its lease payments could force us to find an alternative source of revenues to pay any mortgage loan on the property. In the event of a customer default, we may experience delays in enforcing our rights as landlord and may incur substantial costs, including litigation and related expenses, in protecting our investment and re-leasing our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

Our ability to renew leases or re-lease space on favorable terms as leases expire significantly affects our business.

Our results of operations, distributable cash flows and the value of our common stock would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties.

We may be unable to sell or re-lease a property if or when we decide to do so, including as a result of uncertain market conditions or vacancy, which could adversely affect the return on an investment in our common stock.

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers, the availability of attractive financing for potential buyers of our properties and the rate of occupancy of the property. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

A property may incur a vacancy either by the continued default of a customer under its lease or the expiration of one of our leases. We have significant lease expirations in 2014, as outlined in “Item 2, Properties—Lease Expirations.” In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. We may have difficulty obtaining a new customer for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because of vacancy.

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

We have acquired, and may continue to acquire, properties in markets that are new to us. When we acquire properties located in these markets, we may face risks associated with a lack of market knowledge or understanding. We work to mitigate such risks through extensive diligence and research; however, there can be no guarantee that all such risks will be eliminated.

Uninsured losses relating to real property may adversely affect our returns.

We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay dividends, and/or the market price of our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

A number of our consolidated operating properties are located in areas that are known to be subject to earthquake activity. Properties located in active seismic areas include properties in Northern California, Southern California, Memphis and Seattle. We carry reasonable and customary earthquake insurance on all of our properties located in areas historically subject to seismic activity with coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

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

We have acquired and may in the future acquire properties without any recourse, or with only limited recourse, with respect to unknown or contingent liabilities, including, without limitation, environmental liabilities. As a result, if a claim was asserted against us based upon current or previous ownership of any of these properties or related entities, we might have to pay substantial sums to settle it which could adversely affect our cash flows.

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

The terms of our senior credit facility and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2013, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

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

Certain provisions of Maryland law may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares.

For example, Title 8, Subtitle 3 of the Maryland General Corporation Law, or MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third-party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

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

We may change our investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this document. A change in our investment strategy or our entry into new lines of business may increase our exposure to interest rate and other risks of real estate market fluctuations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Geographic Distribution

The following table describes the geographic diversification of our consolidated properties as of December 31, 2013:

Markets	Number of Buildings	Percent Owned (1)	Square Feet		Occupancy Percentage (2)	Annualized Base Rent (3)(6)		Percent of Total Annualized Base Rent
CONSOLIDATED OPERATING:			(in thousands	)		(in thousands	)
Atlanta	41	100.0%	6,592		92.0%	$19,496		8.4%
Baltimore/Washington D.C.	19	100.0%	2,236		88.9%	11,607		5.0%
Charlotte	1	100.0%	472		100.0%	1,604		0.7%
Memphis	8	100.0%	3,712		83.4%	8,006		3.5%
Miami	10	100.0%	1,362		99.0%	9,393		4.1%
Nashville	4	100.0%	2,064		96.5%	5,304		2.3%
New Jersey	14	100.0%	1,926		94.4%	9,718		4.2%
Orlando	20	100.0%	1,864		83.1%	6,169		2.7%
Pennsylvania	14	100.0%	2,828		91.0%	8,929		3.9%

East Segment Subtotal	131	100.0%	23,056		90.7%	80,226		34.8%

Chicago	34	100.0%	6,742		95.4%	22,005		9.5%
Cincinnati	31	100.0%	3,782		93.8%	12,040		5.2%
Columbus	12	100.0%	3,480		87.0%	7,590		3.3%
Dallas	34	100.0%	5,160		97.9%	16,670		7.2%
Houston	43	100.0%	3,256		99.1%	18,969		8.2%
Indianapolis	7	100.0%	2,299		96.4%	7,499		3.2%
Louisville	3	100.0%	1,109		100.0%	3,595		1.6%

Central Segment Subtotal	164	100.0%	25,828		95.3%	88,368		38.2%

Denver	2	100.0%	278		96.5%	1,259		0.5%
Northern California	27	100.0%	3,171		93.1%	16,502		7.1%
Phoenix	17	100.0%	2,025		93.1%	7,727		3.3%
Seattle	12	100.0%	1,599		94.4%	7,827		3.4%
Southern California	42	92.9%	5,939		94.8%	28,352		12.2%

West Segment Subtotal	100	96.8%	13,012		94.1%	61,667		26.5%

Total/weighted average—operating properties	395	99.3%	61,896		93.3%	230,261		99.5%

REDEVELOPMENT PROPERTIES:
New Jersey	1	100.0%	107		0.0%	—		0.0%
Phoenix	1	100.0%	76		0.0%	—		0.0%

Total/weighted average—redevelopment properties	2	100.0%	183		0.0%	—		0.0%

DEVELOPMENT PROPERTIES:
Chicago	1	100.0%	604		0.0%	—		0.0%
Houston	1	100.0%	267		0.0%	—		0.0%

Total/weighted average—development properties	2	100.0%	871		0.0%	—		0.0%

HELD FOR SALE PROPERTIES:
Chicago	1	100.0%	222		100.0%	1,102		0.5%

Total/weighted average—held for sale	1	100.0%	222		100.0%	1,102		0.5%

Total/weighted average—consolidated properties	400	99.3%	63,172		91.8%	$231,363	(4)	100.0%

(See footnote definitions on next page)

The following table describes the geographic diversification of our investments in unconsolidated properties as of December 31, 2013:

Markets	Number of Buildings	Percent Owned (1)	Square Feet	Occupancy Percentage (2)	Annualized Base Rent (3)	Percent of Total Annualized Base Rent
			(in thousands)		(in thousands)
UNCONSOLIDATED OPERATING PROPERTIES:
IDI (Chicago, Nashville, Savannah)	3	50.0%	1,423	53.0%	$1,631	4.1%
Southern California Logistics Airport (5)	6	50.0%	2,160	99.6%	7,871	20.0%

Total/weighted average—unconsolidated operating properties	9	50.0%	3,583	81.1%	9,502	24.1%

OPERATING PROPERTIES IN CO-INVESTMENT VENTURES:
Atlanta	1	3.6%	491	100.0%	1,753	4.4%
Chicago	2	20.0%	1,033	100.0%	3,238	8.2%
Cincinnati	3	13.6%	892	100.0%	2,977	7.5%
Columbus	2	5.7%	451	100.0%	1,356	3.4%
Dallas	3	15.3%	1,186	100.0%	3,622	9.1%
Denver	5	20.0%	772	95.9%	3,654	9.2%
Indianapolis	1	11.4%	475	96.2%	1,915	4.8%
Louisville	4	10.0%	736	100.0%	1,411	3.6%
Minneapolis	3	3.6%	472	100.0%	2,187	5.5%
Nashville	2	20.0%	1,020	100.0%	2,750	7.0%
Orlando	2	20.0%	696	100.0%	3,265	8.2%
Pennsylvania	1	11.4%	502	100.0%	1,990	5.0%

Total/weighted average— co-investment operating properties	29	14.3%	8,726	99.4%	30,118	75.9%

Total/weighted average—unconsolidated properties	38	24.7%	12,309	94.1%	$39,620	100.0%

(1)	Percent owned is based on ownership weighted by square footage, if applicable.
(2)	Based on leases commenced as of December 31, 2013.
(3)	Annualized base rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease in effect, as of December 31, 2013, multiplied by 12.
(4)	Excludes total annualized base rent associated with tenants currently in free rent periods of $9.2 million based on the first month’s cash base rent.
(5)

Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

(6)	Excludes total annualized base rent of $1.7 million from one non-industrial property acquired for future development.

Lease Expirations

Our industrial properties are typically leased to customers for terms ranging from 3 to 10 years with a weighted average remaining term of approximately 3.3 years as of December 31, 2013. Following is a schedule of expiring leases for our consolidated properties by square feet and by annualized minimum base rent as of December 31, 2013, assuming no exercise of lease renewal:

Year	Number of Leases Expiring	Square Feet Related to Expiring Leases	Percentage of Total Square Feet	Annualized Base Rent of Expiring Leases (1)	Percentage of Total Annualized Base Rent
		(in thousands)		(in thousands)
2014 (2)	178	8,440	14.6%	$35,217	13.4%
2015	162	10,199	17.6%	42,062	16.0%
2016	200	10,110	17.4%	44,166	16.9%
2017	143	8,223	14.2%	34,223	13.1%
2018	107	6,621	11.4%	30,394	11.6%
Thereafter	157	14,392	24.8%	75,932	29.0%

Total occupied	947	57,985	100.0%	$261,994	100.0%

Available or leased but not occupied		5,187

Total consolidated properties		63,172

(1)	Includes contractual rent changes.
(2)	Includes leases that are on month-to-month terms.

Customer Diversification

As of December 31, 2013, there were no customers that occupied more than 2.3% of our properties based on annualized base rent. The following table reflects our ten largest customers, based on annualized base rent as of December 31, 2013. These ten customers occupy a combined 6.3 million square feet or 10.0% of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Schenker, Inc.	2.3%
Deutsche Post World Net (DHL & Excel)	1.5%
The Clorox Company	1.3%
United Stationers Supply Company	1.1%
The Glidden Company	1.1%
YRC, LLC	1.1%
Bridgestone Corporation	1.0%
Ozburn-Hessey Logistics, L.L.C	0.9%
Genco I, Inc.	0.9%
Iron Mountain	0.9%

Total	12.1%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.

We continuously monitor the financial condition of our customers. We communicate often with those customers who have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would individually cause a material reduction in our revenues, and no customer represents more than 5% of our annual base rent.

Industry Diversification

The table below illustrates the diversification of our consolidated portfolio by the industry classification of our customers based upon their NAICS code as of December 31, 2013 (dollar amounts in thousands):

	Number of Leases	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent	Occupied Square Feet	Percentage of Total Occupied Square Feet
				(in thousands)
Manufacturing	250	$71,230	30.8%	17,138	29.6%
Wholesale Trade	229	48,733	21.1%	12,741	22.0%
Transportation and Warehousing	156	45,548	19.7%	12,726	21.9%
Retail Trade	92	22,992	10.0%	6,667	11.5%
Administrative Support and Waste Management Services	43	9,268	4.0%	2,337	4.0%
Professional, Scientific and Technical Services	55	10,754	4.6%	1,955	3.3%
Media and Information	16	3,963	1.7%	567	1.0%
Rental Companies	15	3,498	1.5%	917	1.6%
Health Care and Social Assistance	11	4,168	1.8%	629	1.1%
Other	80	11,209	4.8%	2,308	4.0%

Total	947	$231,363	100.0%	57,985	100.0%

(1)	Annualized base rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease in effect, as of December 31, 2013, multiplied by 12.

Indebtedness

As of December 31, 2013, 63 of our 400 consolidated properties, with a combined gross book value of $674.2 million were encumbered by mortgage indebtedness totaling $285.7 million (excluding net premiums). See “Notes to Consolidated Financial Statements, Note 5—Outstanding Indebtedness” and the accompanying Schedule III beginning on page F-44 for additional information.

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

Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “DCT”. The following table illustrates the high and low sales prices during periods presented:

Quarter ended in 2013:	High	Low
December 31	$8.00	$6.97
September 30	$7.96	$6.62
June 30	$8.45	$6.75
March 31	$7.48	$6.49

Quarter ended in 2012:	High	Low
December 31	$6.61	$5.98
September 30	$6.89	$5.92
June 30	$6.39	$5.50
March 31	$5.93	$4.96

On February 14, 2014 the closing price of our common stock was $7.60 per share, as reported on the NYSE and there were 324,266,885 shares of common stock outstanding, held by approximately 2,130 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

We anticipate that, for U.S. federal income tax purposes, distributions (including certain part cash, part stock distributions) generally will be taxable to our stockholders as ordinary income, although some portion of our distributions may constitute qualified dividend income, capital gains or a return of capital. The tax characterization of dividends paid on our common stock for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Ordinary income	54.9%	23.5%	29.8%
Return of capital	37.9%	76.5%	63.4%
Capital gains	7.2%	0.0%	6.8%

The following table sets forth the distributions that have been declared by our board of directors on our common stock during the fiscal years ended December 31, 2013 and 2012:

Amount Declared During Quarter Ended in 2013:	Per Share	Date Paid
December 31,	$0.07	January 9, 2014
September 30,	0.07	October 16, 2013
June 30,	0.07	July 17, 2013
March 31,	0.07	April 17, 2013

Total 2013	$0.28

Amount Declared During Quarter Ended in 2012:	Per Share	Date Paid
December 31,	$0.07	January 10, 2013
September 30,	0.07	October 17, 2012
June 30,	0.07	July 18, 2012
March 31,	0.07	April 18, 2012

Total 2012	$0.28

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

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
DCT Industrial Trust Inc.	$100.00	$99.21	$104.94	$101.19	$128.26	$140.91
S&P 500®	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63
MSCI US REIT Index	$100.00	$128.61	$165.23	$179.60	$211.50	$216.73
FTSE NAREIT Equity Industrial Index	$100.00	$112.17	$133.36	$126.48	$166.05	$178.34

Note:	The graph covers the period from December 31, 2008 to December 31, 2013 and assumes that $100 was invested in DCT Industrial Trust Inc. common stock and in each index on December 31, 2008 and that all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. Certain amounts presented for the periods ended December 31, 2012, 2011, 2010 and 2009 have been reclassified to conform to the 2013 presentation. The financial data in the table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands, except per share data and building count)
Operating Data:
Rental revenues	$286,218	$236,839	$211,536	$190,404	$192,669
Total revenues	$289,005	$240,898	$215,827	$194,537	$195,370
Rental expenses and real estate taxes	$80,025	$66,390	$61,367	$58,437	$55,826
Property net operating income (5)	$206,193	$170,449	$150,169	$131,967	$136,843
Total operating expenses	$237,741	$200,972	$189,951	$178,400	$170,204
Loss from continuing operations	$(9,251)	$(28,540)	$(42,503)	$(44,618)	$(34,624)
Income from discontinued operations	$26,723	$11,800	$13,660	$1,551	$12,911
Gain on dispositions of real estate interests	$31	$—	$—	$13	$5
Net income (loss) attributable to common stockholders	$15,870	$(15,086)	$(25,250)	$(37,830)	$(18,585)

Earnings per Common Share—Basic and Diluted:
Loss from continuing operations	$(0.03)	$(0.10)	$(0.16)	$(0.18)	$(0.16)
Income from discontinued operations	0.08	0.04	0.05	0.00	0.06

Net income (loss) attributable to common stockholders	$0.05	$(0.06)	$(0.11)	$(0.18)	$(0.10)

Weighted average common shares outstanding—basic and diluted	298,769	254,831	242,591	212,412	192,900

Amounts Attributable to Common Stockholders:
Loss from continuing operations	$(9,250)	$(25,896)	$(37,621)	$(39,212)	$(29,725)
Income from discontinued operations (1)	25,120	10,810	12,371	1,382	11,140

Net income (loss) attributable to common stockholders	15,870	(15,086)	(25,250)	(37,830)	(18,585)

Distributed and undistributed earnings allocated to participating securities	(692)	(524)	(443)	(480)	(436)

Adjusted net income (loss) attributable to common stockholders	$15,178	$(15,610)	$(25,693)	$(38,310)	$(19,021)

Common Share Distributions:
Common share cash distributions, declared	$85,079	$73,200	$68,789	$60,110	$59,364
Common share cash distributions, declared per share	$0.28	$0.28	$0.28	$0.28	$0.30

Other Data:
Consolidated operating square feet	61,896	58,132	58,099	56,652	52,910
Consolidated operating buildings	395	399	408	390	375
Total consolidated buildings square feet	63,172	61,410	58,255	57,777	56,847
Total consolidated buildings	400	409	409	398	394

(See footnote definitions on pages 31-32)

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands, except per share data and building count)
Balance Sheet Data:
Net investment in real estate	$3,141,877	$2,910,613	$2,711,027	$2,647,186	$2,576,410
Total assets	$3,265,963	$3,057,199	$2,793,298	$2,719,889	$2,644,292
Senior unsecured notes	$1,122,407	$1,025,000	$935,000	$786,000	$625,000
Mortgage notes	$290,960	$317,314	$317,783	$425,359	$511,715
Total liabilities	$1,598,771	$1,583,640	$1,389,183	$1,319,051	$1,220,659
Cash Flow Data:
Net cash provided by operating activities	$152,893	$118,956	$106,482	$91,002	$109,749
Net cash used in investing activities	$(301,058)	$(299,138)	$(177,823)	$(138,334)	$(17,673)
Net cash provided by (used in) financing activities	$167,695	$180,044	$66,845	$45,542	$(92,637)
Funds From Operations: (2)
Net income (loss) attributable to common stockholders	$15,870	$(15,086)	$(25,250)	$(37,830)	$(18,585)
Adjustments:
Real estate related depreciation and amortization	137,120	126,687	128,989	115,904	111,250
Equity in (earnings) loss of unconsolidated joint ventures, net	(2,405)	(1,087)	2,556	2,986	(2,698)
Equity in FFO of unconsolidated joint ventures	10,152	10,312	4,732	4,001	11,807
Loss on business combinations	—	—	—	395	10,325
Impairment losses on depreciable real estate (4)	13,279	11,422	10,160	8,012	681
Gain on dispositions of real estate interests	(33,650)	(13,383)	(12,030)	(2,091)	(1,354)
Gain on dispositions of non-depreciable real estate	31	—	—	13	783
Noncontrolling interest in the operating partnership’s share of the above adjustments	(8,211)	(12,522)	(14,252)	(13,426)	(17,907)
FFO attributable to unitholders	8,437	9,743	9,901	8,678	14,881

FFO attributable to common stockholders and unitholders—basic and diluted	140,623	116,086	104,806	86,642	109,183

Adjustments:
Impairment losses on non-depreciable real estate (3)	—	—	—	3,992	300
Debt modification costs	—	—	—	1,136	—
Acquisition costs (3)	3,578	1,975	1,902	1,228	—

FFO, as adjusted, attributable to common stockholders and unitholders, basic and diluted (2):	$144,201	$118,061	$106,708	$92,998	$109,483

FFO per common share and unit—basic and diluted	$0.44	$0.41	$0.39	$0.36	$0.48

FFO as adjusted, per common share and unit—basic and diluted (2)(4):	$0.45	$0.42	$0.40	$0.39	$0.49

FFO weighted average common shares and units outstanding:
Common shares	298,769	254,831	242,591	212,412	192,900
Participating securities	2,462	1,896	1,601	1,689	1,535
Units	19,079	23,358	25,310	26,351	30,660

FFO weighted average common shares, participating securities and units outstanding—basic:	320,310	280,085	269,502	240,452	225,095
Dilutive common stock equivalents	893	623	449	357	189

FFO weighted average common shares and units outstanding—diluted:	321,203	280,708	269,951	240,809	225,284

(See footnote definitions on pages 31-32)

The following table is a reconciliation of our property net operating income, or NOI, to our reported “Loss From Continuing Operations” for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Property NOI (5)	$206,193	$170,449	$150,169	$131,967	$136,843
Institutional capital management and other fees	2,787	4,059	4,291	4,133	2,701
Impairment losses	—	—	—	(4,100)	—
Real estate related depreciation and amortization	(130,002)	(109,993)	(103,333)	(91,129)	(86,407)
Casualty and involuntary conversion gain	296	1,174	—	—	—
Development profit	268	307	—	—	—
General and administrative	(28,010)	(25,763)	(25,251)	(24,733)	(27,971)
Impairment losses on investments in unconsolidated joint ventures	—	—	(1,953)	(216)	(300)
Loss on business combination	—	—	—	(395)	(10,325)
Equity in earnings (loss) of unconsolidated joint ventures, net	2,405	1,087	(2,556)	(2,986)	2,698
Interest expense	(63,394)	(69,274)	(63,645)	(56,272)	(52,053)
Interest and other income (expense)	274	85	(93)	(235)	1,584
Income tax benefit (expense) and other taxes	(68)	(671)	(132)	(652)	(1,394)

Loss from continuing operations	$(9,251)	$(28,540)	$(42,503)	$(44,618)	$(34,624)

(1)	Includes gain on dispositions of real estate interests.
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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the United States. DCT is the sole general partner of, and as of December 31, 2013 owned an approximate 94.8% ownership interest in DCT Industrial Operating Partnership L.P., a Delaware limited partnership.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on pages 31-32, the net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into high quality acquisitions and development opportunities which meet our asset, location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.

Outlook

We seek to maximize long-term earnings growth and value within the context of overall economic conditions, primarily through increasing occupancy, rents and operating income at existing properties and acquiring and developing high-quality properties with attractive operating income and value growth prospects.

Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce and United States based manufacturing. We expect moderate economic growth to continue throughout 2014, which should result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.

In response to positive net absorption and lower market vacancy levels, rental rates are increasing in most of our markets, although they generally remain below peak levels. Rental concessions, such as free rent, have also declined in all markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed in 2014 to be higher than the rates on expiring leases. As positive net absorption of warehouse space continues, we expect the rental rate environment to continue to improve.

New development has begun to increase in certain markets where fundamentals have improved, however construction is below current levels of net absorption in most markets and well below peak levels. We expect that the operating environment will continue to be favorable for landlords with meaningful improvement of rental and occupancy rates.

For DCT Industrial, we expect same store net operating income to be higher in 2014 than it was in 2013, primarily as a result of higher occupancy in 2014 and the impact of increasing rental rates on leases signed in 2014 compared to expiring leases.

In terms of capital investment, we will continue to pursue the acquisition of well-located distribution facilities at prices where we can apply our leasing experience and market knowledge to generate attractive returns. Going forward, we will pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

We anticipate having sufficient liquidity to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new common shares, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” on page 49 for additional discussion.

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

Summary of Significant Transactions During 2013

Significant transactions for the year ended December 31, 2013

•	Acquisitions

•

During the year ended December 31, 2013, we acquired 38 buildings totaling approximately 7.1 million square feet. These properties were acquired for a total purchase price of $359.5 million, excluding our existing ownership of 3.6% in the seven properties previously held by TRT-DCT Venture I (see “Notes to the Consolidated Financial Statements, Note 4—Investment in and Advances to Unconsolidated Joint Ventures” for further detail).

•

During the year ended December 31, 2013, we acquired five land parcels for future development which total approximately 128.6 acres located in the Southern California, Seattle, Miami, and Houston markets for a total purchase price of $40.5 million.

•	Development Activities

During 2013, we continued to expand our development activities. The table below represents a summary of our consolidated development activity as of December 31, 2013:

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Cumulative Costs at 12/31/2013	Projected Investment	Completion Date (1)	Percent Leased
				(in thousands)		(in thousands)	(in thousands)
Development Activities
Projects in Lease Up
DCT Airtex Industrial Center	Houston	13	1	267	100%	$12,161	$14,983	Q4-2013	100%
DCT 55	Chicago	33	1	604	100%	26,218	28,318	Q4-2012	66%

	Total	46	2	871	100%	$38,379	$43,301		77%

Under Construction
DCT Beltway Tanner Business Center	Houston	11	1	133	100%	$10,201	$15,153	Q1-2014	0%
8th & Vineyard B	So. California	4	1	99	91%	5,243	6,197	Q1-2014	0%
DCT Summer South Distribution Center	Seattle	9	1	188	100%	9,194	13,060	Q1-2014	0%
DCT White River Corporate Center Phase I	Seattle	30	1	649	100%	23,051	42,433	Q2-2014	0%
Slover Logistics Center II	So. California	28	1	610	100%	24,241	37,496	Q1-2014	100%
DCT Auburn 44	Seattle	3	1	49	100%	3,341	4,547	Q1-2014	100%
DCT Rialto Logistics Center	So. California	42	1	928	100%	21,480	59,523	Q3-2014	0%

	Total	127	7	2,656	100%	$96,751	$178,409		25%

Build-to-Suit for Sale
8th & Vineyard A	So. California	6	1	130	91%	$7,773	$8,703	Q1-2014	N/A

	Total	6	1	130	91%	$7,773	$8,703

Total Development Activities		179	10	3,657	99%	$142,903	$230,413		38%

(1)	The completion date represents the date of building shell completion or estimated date of shell completion.

Construction was completed during the second quarter of 2013 on the Dulles Summit build-to-suit project. We recognized development profits, net of tax of approximately $0.3 million for the year ended December 31, 2013 related to the development of the Dulles Summit build-to-suit project. As of December 31, 2013, we had one build-to-suit for sale project, 8th and Vineyard A, under contract. Due to the terms of the contract, timing of payments and the sale recognition criteria of GAAP, no profit was recognized in 2013. The construction and sale were completed in January 2014, at which time the development profit was recognized.

•	Dispositions

•

During the year ended December 31, 2013, we sold 51 operating properties, totaling approximately 6.8 million square feet, to third-parties for combined gross proceeds of approximately $265.8 million. This included the disposition of DCT’s entire portfolio of Mexico assets consisting of 15 buildings totaling 1.7 million square feet, for gross proceeds of approximately $82.7 million.

•

We recognized gains of approximately $33.6 million on the disposition of 36 operating properties and recognized an impairment loss of approximately $13.3 million on the disposition of a portfolio in Dallas.

•	Significant Activity with Joint Ventures

•

During May 2013, we purchased the remaining 96.4% interest in seven properties from TRT-DCT JV I for additional consideration of $82.8 million. Additionally, we sold one of the properties during 2013 and the remaining six properties were consolidated as of December 31, 2013.

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

•

During October 2013, the operating partnership issued $275.0 million aggregate principal amount of 4.50% senior notes due 2023 at 99.038% of face value in a private placement for net proceeds of approximately $269.6 million after offering costs. We primarily used the net proceeds to repay a $15.9 million mortgage note that was scheduled to mature in October 2013, a $50.0 million senior unsecured note that was scheduled to mature in January of 2014 and our $175.0 million senior unsecured term loan that was scheduled to mature in February 2015, which were pre-payable without prepayment penalties.

•	Equity activity

•

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. During the year ended December 31, 2013, we issued approximately 13.8 million shares through the second and third continuous equity offering programs at an average price of $7.37 per share for proceeds of $100.4 million, net of offering expenses. The proceeds from the sale of shares were used for general corporate purposes, including funding acquisitions and repaying debt. As of December 31, 2013, 16.6 million shares remain available to be issued under the current offering.

•	On August 13, 2013, we issued 23.0 million shares of common stock in a public offering at a price of $7.20 per share for proceeds of $158.2 million, net of offering expenses.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our financial condition and results of operations that require management’s most difficult, subjective or complex estimates.

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

Capitalization of Costs

We capitalize costs directly related to the development, pre-development, redevelopment or improvement of our investment in real estate, referred to as capital projects and other activities included within this paragraph. Costs associated with our capital projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. We capitalize indirect costs such as personnel, office, and administrative expenses that are directly related to our development projects based on an estimate of the time spent on the construction and development activities. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. We determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. In addition, we capitalize initial direct costs incurred for successful origination of new leases. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rates in effect during the period. We also capitalize interest on our qualifying investments in unconsolidated joint ventures based on the average capital invested in a venture during the period when the venture has activities in progress necessary to commence its planned principal operations, at our weighted average borrowing rate during the period. A “qualifying investment” is an investment in an unconsolidated joint venture provided that our investee’s activities include the use of funds to acquire qualifying assets, such as development or predevelopment activities, and planned principal operations have not commenced.

Investment in Properties

We record the assets, liabilities and noncontrolling interests associated with property acquisitions which qualify as business combinations at their respective acquisition date fair values which are derived using a market, income or replacement cost approach, or a combination thereof. Acquisition related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants. We generally do not consider acquisitions of land or unoccupied buildings to be business combinations. Rather, these transactions are treated as asset acquisitions and recorded at cost.

The fair value of identifiable tangible assets such as land, building, building and land improvements and tenant improvements is determined on an “as-if-vacant” basis which requires significant judgment by management. Management considers estimates such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon management’s estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

We have certain properties which we have acquired or removed from service with the intention to redevelop the property. Buildings under redevelopment require significant construction activities prior to being placed back into service. We generally do not depreciate properties classified as redevelopment until the date that the redevelopment properties are ready for their intended use.

Real estate, including land, building, building and land improvements, and tenant improvements, leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate a change in the useful life, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets.

Impairment of Properties

Investments in properties classified as held for use are carried at cost and evaluated for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. As we selectively dispose of non-strategic assets and redeploy the proceeds into higher growth assets, our intended hold period may change due to our intention to sell or otherwise dispose of an asset. As a result, we would assess whether that asset is impaired. Depending on the carrying value of the property at that time and the amount that we estimate we would receive on disposal, we may record an impairment loss. Other indicators include the point at which we deem a building to be held for sale or when a building remains vacant significantly longer than expected.

For investments in properties that we intend to hold long-term, the recoverability is based on estimated future undiscounted cash flows. If the asset carrying value is not recoverable on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset and is reflected in “Impairment losses” on the Consolidated Statements of Operations. The determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are management’s estimates and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, market supply and demand factors, historical experience, lease terms, customer’s financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of many of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in the Consolidated Financial Statements.

Investments in properties classified as held for sale are recorded at the lower of their carrying amount or fair value (typically estimated based on the contracted sales price) less costs to sell. Impairment of assets held for sale is a component of “Income from discontinued operations” in the Consolidated Statements of Operations and is further detailed in “Notes to Consolidated Financial Statements Note 15—Discontinued Operations and Assets Held for Sale.”

Impairment of Investments in and Advances to Unconsolidated Joint Ventures

We evaluate our investments in and advances to unconsolidated joint ventures for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary, which include but are not limited to, the age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments in the Consolidated Financial Statements.

Results of Operations

Summary of the year ended December 31, 2013 compared to the year ended December 31, 2012

As of December 31, 2013, the Company owned interests in, managed or had under development approximately 75.5 million square feet of properties leased to approximately 900 customers, including 12.3 million square feet of unconsolidated properties on behalf of four institutional capital management joint venture partners and we consolidated 395 operating properties, two redevelopment properties, two development properties and one property which was held for sale. As of December 31, 2012, we consolidated 399 operating properties, four redevelopment properties, three development properties and three properties which were held for sale.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same-store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 321 operating properties and was comprised of 48.6 million square feet. A discussion of these changes follows the table (in thousands):

	Year Ended December 31,		$ Change	Percent Change
	2013	2012
Rental Revenues
Same store, excluding revenues related to early lease terminations	$233,191	$226,927	$6,264	2.8%
Non-same store operating properties	51,073	9,175	41,898	456.7%
Development and redevelopment	652	185	467	252.4%
Revenues related to early lease terminations	1,302	552	750	135.9%

Total rental revenues	286,218	236,839	49,379	20.8%

Rental Expenses and Real Estate Taxes
Same store	67,010	63,908	3,102	4.9%
Non-same store operating properties	12,784	2,249	10,535	468.4%
Development and redevelopment	231	233	(2)	-0.9%

Total rental expenses and real estate taxes	80,025	66,390	13,635	20.5%

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	166,181	163,019	3,162	1.9%
Non-same store operating properties	38,289	6,926	31,363	452.8%
Development and redevelopment	421	(48)	469	977.1%
Revenues related to early lease terminations	1,302	552	750	135.9%

Total property net operating income	206,193	170,449	35,744	21.0%

Other Revenue and Other Income (Loss)
Development profit	268	307	(39)	-12.7%
Institutional capital management and other fees	2,787	4,059	(1,272)	-31.3%
Equity in earnings of unconsolidated joint ventures, net	2,405	1,087	1,318	121.3%
Interest and other income	274	85	189	222.4%
Casualty and involuntary conversion gain	296	1,174	(878)	-74.8%

Total other revenue and other income	6,030	6,712	(682)	-10.2%

Other Expenses
Real estate related depreciation and amortization	130,002	109,993	20,009	18.2%
Interest expense	63,394	69,274	(5,880)	-8.5%
General and administrative	28,010	25,763	2,247	8.7%
Income tax expense and other taxes	68	671	(603)	-89.9%

Total other expenses	221,474	205,701	15,773	7.7%

Income from discontinued operations	26,723	11,800	14,923	126.5%
Net (income) loss attributable to noncontrolling interests	(1,602)	1,654	(3,256)	-196.9%

Net loss attributable to common stockholders	$15,870	$(15,086)	$30,956	205.2%

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Loss from Continuing Operations,” see pages 31-32, above.

Rental Revenues and Leasing Activity

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental revenues and early lease termination fees, increased $49.4 million for the year ended December 31, 2013 compared to the same period in 2012, primarily due to the following changes:

•

$43.1 million increase in our non-same store rental revenues including development and redevelopment properties, primarily as a result of an increase in the number of properties and an increase in average occupancy year over year. Since December 31, 2012, we acquired 38 operating properties, six properties for development and completed development of five properties.

•	$6.3 million increase in total revenue in our same store portfolio due primarily to the following:

•	$6.7 million increase in base rent primarily resulting from increased rental rates and a 100 basis point increase in average occupancy year over year;

•	$3.2 million increase in operating expense recoveries related to a higher average occupancy; and

•	$1.3 million increase in other rental revenues primarily related to increases in amortization of below market rent and other rents; which was partially offset by

•	$5.0 million decrease in straight-line rental revenue as a result of fewer rent concessions.

The following table illustrates the components of our consolidated rental revenues for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	$ Change
Base rent	$212,045	$176,798	$35,247
Straight-line rent	5,335	6,254	(919)
Amortization of above and below market rent intangibles	1,581	826	755
Tenant recovery income	63,829	51,695	12,134
Other rental income	2,126	714	1,412
Revenues related to early lease terminations	1,302	552	750

Total rental revenues	$286,218	$236,839	$49,379

The following table provides a summary of our leasing activity for the year ended December 31, 2013:

	Number of Leases Signed	Square Feet Signed (1)	Net Effective Rent Per Square Foot (2)	GAAP Basis Rent Growth (3)	Weighted Average Lease Term (4)	Turnover Costs Per Square Foot (5)	Weighted Average Retention (6)
		(in thousands)			(in months)
Year to date 2013	299	13,836	$4.37	6.60%	53	$1.77	72.0%

(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(3)

GAAP basis rent growth is an annual ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) compared to the net effective rent of the comparable lease. Leases where there were no prior comparable leases, due to extended downtime, or materially different lease structures and short-term lease of less than 12 months, are excluded.

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

(6)	Represents the percentage of customers renewing their respective leases weighted by average square feet.

During the year ended December 31, 2013, we signed 102 leases with free rent, which were for 5.8 million square feet of property with total concessions of $6.6 million.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased $13.6 million for the year ended December 31, 2013 compared to the same period in 2012, primarily due to:

•

$10.5 million increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period ended December 31, 2013; and

•

$3.1 million increase in rental expenses and real estate taxes year over year in our same store portfolio, which was primarily due to increases in property taxes, snow removal, management fees and bad debt expense.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) decreased $0.7 million for the year ended December 31, 2013 as compared to the same period in 2012, primarily due to:

•	$1.3 million decrease in institutional capital management fees as a result of a decrease in assets under management due to the sale of properties from our unconsolidated joint ventures; and

•	$0.9 million decrease in casualty gains related to amounts received from insurance companies during 2012 for casualty events at certain properties; partially offset by

•	$1.3 million increase in equity in earnings of unconsolidated joint ventures primarily as a result of an increase in occupancy in three of our joint ventures.

Other Expenses

Other expenses increased $15.8 million for the year ended December 31, 2013 as compared to the same period in 2012, primarily as a result of:

•	$20.0 million increase in depreciation and amortization expense, resulting from real estate acquisitions and capital additions; and

•

$2.2 million increase in general and administrative expenses primarily related to higher acquisition costs and personnel costs, partially offset by an increase in capitalized overhead as a result of increased development, leasing and other capital activities; partially offset by

•

$5.9 million decrease in interest expense as a result of the $175.0 million term loan paid down in March 2013, lower borrowings on our revolving line of credit, hedging ineffectiveness of $0.7 million during 2012 and an increase in capitalized interest in 2013 related to increased development activities.

Income from Discontinued Operations

Income from discontinued operations increased $14.9 million for the year ended December 31, 2013 as compared to the same period in 2012. This increase is primarily related to the gain on dispositions totaling $33.6 million partially offset by impairment charges of $13.3 million recorded on sales of properties during 2013, as compared to gain on dispositions totaling $13.4 million partially offset by impairment charges of $11.4 million recorded on sales of properties during 2012. Additionally, the increase was offset by lower operating and other income from properties sold or held for sale in 2013 compared to 2012.

Summary of the year ended December 31, 2012 compared to the year ended December 31, 2011

As of December 31, 2012, we consolidated 399 operating properties, four redevelopment properties, three development properties and three properties which were held for sale. As of December 31, 2011, we consolidated 408 operating properties and one redevelopment property.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income (loss) and other expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. We generally consider buildings stabilized when occupancy reaches 90%. The same store portfolio for the periods presented totaled 288 buildings comprised of approximately 44.6 million square feet. A discussion of these changes follows the table (in thousands):

	Year Ended December 31,		$ Change	Percent Change
	2012	2011
Rental Revenues
Same store, excluding revenues related to early lease terminations	$203,850	$199,023	$4,827	2.4%
Non-same store operating properties	32,252	11,899	20,353	171.0%
Development and redevelopment	185	—	185	100.0%
Revenues related to early lease terminations	552	614	(62)	-10.1%

Total rental revenues	236,839	211,536	25,303	12.0%

Rental Expenses and Real Estate Taxes
Same store	57,486	57,344	142	0.2%
Non-same store operating properties	8,672	3,882	4,790	123.4%
Development and redevelopment	232	141	91	64.5%

Total rental expenses and real estate taxes	66,390	61,367	5,023	8.2%

Property Net Operating Income (1)
Same store, excluding revenues related to early lease terminations	146,364	141,679	4,685	3.3%
Non-same store operating properties	23,580	8,017	15,563	194.1%
Development and redevelopment	(47)	(141)	94	66.7%
Revenues related to early lease terminations	552	614	(62)	-10.1%

Total property net operating income	170,449	150,169	20,280	13.5%

Other Revenue and Other Income (Loss)
Development profit	307	—	307	100.0%
Institutional capital management and other fees	4,059	4,291	(232)	-5.4%
Equity in earnings (loss) of unconsolidated joint ventures, net	1,087	(2,556)	3,643	142.5%
Interest and other income (expense)	85	(93)	178	191.4%
Casualty and involuntary conversion gain	1,174	—	1,174	100.0%

Total other revenue and other income	6,712	1,642	5,070	308.8%

Other Expenses
Real estate related depreciation and amortization	109,993	103,333	6,660	6.4%
Interest expense	69,274	63,645	5,629	8.8%
General and administrative	25,763	25,251	512	2.0%
Impairment losses on investments in unconsolidated joint ventures	—	1,953	(1,953)	-100.0%
Income tax expense and other taxes	671	132	539	408.3%

Total other expenses	205,701	194,314	11,387	5.9%

Income from discontinued operations	11,800	13,660	(1,860)	-13.6%
Net loss attributable to noncontrolling interests	1,654	3,593	(1,939)	-54.0%

Net loss attributable to common stockholders	$(15,086)	$(25,250)	$10,164	40.3%

(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Loss from Continuing Operations,” see pages 31-32, above.

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, early lease termination fees and other rental revenues, increased $25.3 million for the year ended December 31, 2012 compared to the same period in 2011, primarily due to the following changes:

•

$20.5 million increase in our non-same store rental revenues including development and redevelopment properties, primarily as a result of an increase in the number of properties and an increase in average occupancy year over year. Since December 31, 2011, we acquired 29 operating properties, four redevelopment properties and completed development or redevelopment of three properties.

•	$4.8 million increase in total revenue in our same store portfolio due primarily to the following:

•	$4.8 million increase in base rent primarily resulting from increased rental rates and a 140 basis point increase in average occupancy year over year; and

•	$3.5 million increase in operating expense recoveries related to a higher average occupancy; which was partially offset by

•	$3.2 million decrease in straight-line rental revenue as a result of fewer rent concessions; and

•	$0.2 million decrease in early lease termination fees.

The following table illustrates the components of our consolidated rental revenues for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011	$ Change
Base rent	$176,798	$157,885	$18,913
Straight-line rent	6,254	8,301	(2,047)
Amortization of above and below market rent intangibles	826	387	439
Tenant recovery income	51,695	43,579	8,116
Other rental income	714	770	(56)
Revenues related to early lease terminations	552	614	(62)

Total rental revenues	$236,839	$211,536	$25,303

The following table provides a summary of our leasing activity for the year ended December 31, 2012:

	Number of Leases Signed	Square Feet Signed (1)	Net Effective Rent Per Square Foot (2)	GAAP Basis Rent Growth (3)	Weighted Average Lease Term (4)	Turnover Costs Per Square Foot (5)	Weighted Average Retention (6)
		(in thousands)			(in months)
Year to date 2012	305	15,492	$3.81	4.60%	56	$1.83	73.4%

(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(3)

GAAP basis rent growth is an annual ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) compared to the net effective rent of the comparable lease. Leases where there were no prior comparable leases, due to extended downtime, or materially different lease structures and short-term lease of less than 12 months, are excluded.

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

(6)	Represents the percentage of customers renewing their respective leases weighted by average square feet.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased $5.0 million for the year ended December 31, 2012 compared to the same period in 2011, primarily due to a $4.9 million increase in rental expenses and real estate taxes related to the properties acquired and development and redevelopment properties placed into operation during the period.

Other Revenue and Other Income (Loss)

Total other revenue and other income (loss) increased $5.1 million for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to:

•

$3.6 million increase in equity in earnings (loss) of unconsolidated joint ventures primarily as a result of an increase in occupancy in two of our joint ventures, as well as gains recognized on the sale of two properties in our joint ventures; and

•	$1.2 million increase in casualty gains related to amounts received from insurance companies subsequent to December 31, 2012 for casualty events at certain properties.

Other Expenses

Other expenses increased $11.4 million for the year ended December 31, 2012 as compared to the same period in 2011, primarily as a result of:

•	$6.7 million increase in real estate depreciation and amortization expense resulting from real estate acquisitions and capital additions;

•

$5.6 million increase in interest expense primarily related to higher average borrowings and $0.7 million related to hedge ineffectiveness recognized during the year ended December 31, 2012 related to our settled hedge liability (see “Notes to the Consolidated Financial Statements Note 6—Financial Instruments and Hedging Activities” for further detail related to the hedge activity); and

•

$0.5 million increase in general and administrative expenses, primarily related to an increase in acquisition costs for the increased number of properties acquired during 2012; which were partially offset by

•	$2.0 million decrease in impairment losses on unconsolidated joint ventures related to an impairment recorded in 2011 on a property sold in an unconsolidated joint venture.

Income from Discontinued Operations

Income from discontinued operations decreased $1.9 million for the year ended December 31, 2012 as compared the same period in 2011. This change is primarily the result of a casualty gain recorded in 2011 on a property subsequently sold as well as higher net gains on properties sold in 2011.

Segment Summary for the years ended December 31, 2013, 2012 and 2011

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties (see “Item 2: Properties” for a listing of our properties by market broken into our reportable segments). We consider rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation related to discontinued operations. The following segment disclosures exclude the results from discontinued operations (see “Notes to the Consolidated Financial Statements, Note 15—Discontinued Operations and Assets Held for Sale” for additional information):

	As of December 31,				Year Ended December 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets (1)	Rental revenues (2)	Property net operating income (3)
EAST:
2013	132	23,163	90.3%	$1,026,416	$95,682	$69,853
2012	117	19,651	86.0%	$875,845	$82,909	$60,666
2011	110	18,970	89.0%	$936,305	$79,920	$58,212
CENTRAL:
2013	166	26,699	92.2%	$1,034,814	$111,017	$76,327
2012	151	23,663	90.8%	$1,107,561	$90,037	$61,800
2011	137	20,367	90.7%	$1,021,956	$76,376	$50,660
WEST:
2013	101	13,088	93.6%	$1,018,246	$79,519	$60,013
2012	90	11,456	97.2%	$863,003	$63,893	$47,983
2011	78	10,042	91.3%	$669,591	$55,240	$41,297

(1)

Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents, other non-segment assets, and assets held for sale. The prior year segment assets are not restated for current year discontinued operations.

(2)

Segment rental revenues include operating properties and development properties. Revenues from properties which were held for sale or sold are included in discontinued operations and are not included in these results.

(3)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Loss from Continuing Operations,” see pages 31-32, above.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Segments:
East assets	$1,026,416	$875,845	$936,305
Central assets	1,034,814	1,107,561	1,021,956
West assets	1,018,246	863,003	669,591

Total segment net assets	3,079,476	2,846,409	2,627,852
Non-segment assets:
Non-segment cash and cash equivalents	25,671	8,653	11,624
Other non-segment assets (1)	152,620	149,285	153,822
Assets held for sale	8,196	52,852	—

Total assets	$3,265,963	$3,057,199	$2,793,298

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.

East Segment

•	East Segment assets increased by approximately $150.6 million in 2013 due to the acquisition of 13 properties and completion of development of two operating properties since December 31, 2012.

•

East Segment assets decreased by approximately $60.5 million in 2012 due to the disposition of 20 properties, partially offset by the acquisition of seven properties and the completion of the development of two properties since December 31, 2011.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $9.2 million, for the year ended December 31, 2013 as compared to the same period in 2012 primarily as a result of:

•

$12.8 million increase in rental revenues, of which $6.7 million is attributed to property acquisitions and $6.1 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$3.6 million increase in operating expenses primarily comprised of increased property taxes, property insurance and maintenance.

•

East Segment property NOI, after reclassification for discontinued operations, increased approximately $2.5 million, for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of:

•

$3.0 million increase in rental revenues, of which $0.9 million is attributed to property acquisitions and $2.1 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$0.5 million increase in operating expenses primarily comprised of increased property taxes, property insurance and maintenance primarily due to property acquisitions.

Central Segment

•

Central Segment assets decreased by approximately $72.7 million in 2013 due to the disposition of 47 properties, including the disposition of our entire portfolio in Mexico consisting of 15 properties, partially offset by the acquisition of 14 properties and completion of development of one property since December 31, 2012.

•

Central Segment assets increased by approximately $85.6 million in 2012 due to the acquisition of 12 properties and completion of development of one property, partially offset by the disposition of 16 properties since December 31, 2011.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $14.5 million, for the year ended December 31, 2013 as compared to the same period in 2012 primarily as a result of:

•

$21.0 million increase in rental revenues, of which $3.7 million is attributed to property acquisitions and $17.3 million is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•

$6.5 million increase in operating expenses primarily comprised of increased property taxes, property insurance primarily due to property acquisitions and an increase in bad debt related to a tenant default.

•

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $11.1 million, for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of:

•

$13.7 million increase in rental revenues, of which $3.7 million is attributed to property acquisitions and $10.0 million is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•	$2.6 million increase in operating expenses primarily comprised of increased property taxes and property insurance primarily due to property acquisitions.

West Segment

•

West Segment assets increased by approximately $155.2 million in 2013 due to the acquisition of 11 properties and completion of development of one property, partially offset by the disposition of one property since December 31, 2012.

•	West Segment assets increased by approximately $193.4 million in 2012 due to the acquisition of 12 properties since December 31, 2011.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $12.0 million, for the year ended December 31, 2013 as compared to the same period in 2012 primarily as a result of:

•

$15.6 million increase in rental revenues, of which $2.9 million is attributed to property acquisitions and $12.7 million which is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•	$3.6 million increase in operating expenses primarily comprised of increased property taxes and property insurance.

•

West Segment property NOI, after reclassification for discontinued operations, increased approximately $6.7 million, for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of:

•

$8.7 million increase in rental revenues, of which $2.2 million is attributed to property acquisitions and $6.5 million is attributed to an increase in occupancy and higher rental revenues at existing properties; which was partially offset by

•	$2.0 million increase in operating expenses primarily comprised of increased property taxes and property insurance.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, and debt service and distributions to shareholders will include:

•	Cash flows from operations;

•	Proceeds from dispositions;

•	Borrowings under our senior unsecured revolving credit facility;

•	Other forms of secured or unsecured financings;

•	Offerings of common stock or other securities;

•	Current cash balances; and

•	Distributions from institutional capital management and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equityholder distributions, capital expenditures at our properties, development funding requirements and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

Year ended December 31, 2013 compared to year ended December 31, 2012

“Cash and cash equivalents” were $32.2 million and $12.7 million as of December 31, 2013 and December 31, 2012, respectively.

The table below summarizes our cash flow activity for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	Change
Net cash provided by operating activities	$152,893	$118,956	$33,937
Net cash used in investing activities	$(301,058)	$(299,138)	$(1,920)
Net cash provided by financing activities	$167,695	$180,044	$(12,349)

Net cash provided by operating activities increased $33.9 million primarily due to an increase in property net operating income, as a result of an increase in occupancy and rental rates (see Rental Revenues and Leasing Activity on page 41 for further details), and an increase in accounts payable, accrued expenses and other liabilities, and a decrease in straight-line rent due to fewer rent concessions.

Net cash used in investing activities increased $1.9 million primarily due to an increase in real estate acquisitions of $42.7 million, a $20.7 million decrease in distributions of investments in unconsolidated joint ventures resulting from the sale of three properties in our unconsolidated joint ventures in 2012 and an increase of cash outflows related to capital expenditures of $56.8 million as reflected in the table below. These activities were partially offset by an increase in dispositions of $104.5 million and a decrease in investments in unconsolidated joint ventures of $16.7 million.

Going forward, we will pursue the acquisition of buildings and land, and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See Development Activities on page 35 for further details regarding projected investment of our current development activities as well as cumulative costs incurred during the year ended December 31, 2013. Our total capital expenditures for the years ended December 31, 2013 and 2012 were comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	$ Change
Development	$107,950	$46,701	$61,249
Redevelopment	5,948	3,319	2,629
Due diligence and other	9,209	4,782	4,427
Other capital improvements	4,024	5,710	(1,686)
Building and land improvements	12,394	12,619	(225)
Tenant improvements and leasing costs	26,219	31,388	(5,169)

Total capital expenditures and development activities	165,744	104,519	61,225
Accruals and other adjustments	(12,822)	(8,424)	(4,398)

Total cash paid for capital expenditures and development activities	$152,922	$96,095	$56,827

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

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the years ended December 31, 2013, 2012 and 2011 were $7.8 million, $6.3 million and $5.0 million, respectively. During the year ended December 31, 2013, 2012 and 2011 total interest expense capitalized was $8.3 million, $4.3 million and $2.7 million, respectively.

Net cash provided by financing activities decreased $12.3 million primarily due to a decrease of $125.2 million in net proceeds from debt activity. During 2013, our senior unsecured revolving credit facility’s repayments exceeded our proceeds from borrowings by $71.0 million while in 2012 our proceeds from borrowings exceeded our repayments by $110.0 million. Proceeds from senior unsecured notes exceeded repayments of senior unsecured notes by $97.4 million and $90.0 million, respectively, during 2013 and 2012. Principal payments on mortgage notes exceeded proceeds from mortgage notes by $24.2 million and $72.7 million, respectively, during 2013 and 2012.

Additionally, net cash provided by financing activities decreased due to an increase of $11.4 million in our dividends and distributions paid to common stockholders and noncontrolling interests. These changes were partially offset by an increase of $87.3 million of net proceeds from the issuance of common stock, a $33.6 million payment made to settle our cash flow hedge in 2012 and a $1.8 million decrease in cash outflow relating to redemptions of noncontrolling interests.

Year ended December 31, 2012 compared to year ended December 31, 2011

“Cash and cash equivalents” were $12.7 million and $12.8 million as of December 31, 2012 and December 31, 2011, respectively.

The table below summarizes our cash flow activity for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011	Change
Net cash provided by operating activities	$118,956	$106,482	$12,474
Net cash used in investing activities	$(299,138)	$(177,823)	$(121,315)
Net cash provided by financing activities	$180,044	$66,845	$113,199

Net cash provided by operating activities increased $12.5 million primarily due to an increase in property net operating income, partially offset by an increase in net cash payments related to changes in operating assets and liabilities compared to the year ended December 31, 2011.

Net cash used in investing activities increased $121.3 million due to an increase in cash flows related to acquisitions of $159.1 million and an increase of cash outflows related to capital expenditures, as reflected in the table below, of $20.5 million, partially offset by a $47.3 million increase in proceeds from dispositions and a $9.9 million increase in distributions of our investments in unconsolidated joint ventures.

Our total capital expenditures for the years ended December 31, 2012 and 2011 were comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	$ Change
Development	$46,701	$11,676	$35,025
Redevelopment	3,319	6,430	(3,111)
Due diligence and other	4,782	1,264	3,518
Other capital improvements	5,710	—	5,710
Building and land improvements	12,619	11,601	1,018
Tenant improvements and leasing costs	31,388	39,256	(7,868)

Total capital expenditures and development activities	104,519	70,227	34,292
Accruals and other adjustments	(8,424)	5,324	(13,748)

Total cash paid for capital expenditures and development activities	$96,095	$75,551	$20,544

Net cash provided by financing activities increased $113.2 million primarily due to an increase of $92.2 million in net proceeds from debt activity. During 2012, our senior unsecured revolving credit facility’s proceeds from borrowings exceeded our repayments by $110.0 million while in 2011 our repayments exceeded our proceeds from borrowings by $51.0 million. Proceeds from senior unsecured notes exceeded repayments of senior unsecured notes by $90.0 million and $200.0 million, respectively, during 2012 and 2011. Principal payments on mortgage notes exceeded proceeds from mortgage notes by $72.7 million and $113.9 million, respectively, during 2012 and 2011.

Additionally, net cash provided by financing activities increased due to an increase of $59.7 million in net proceeds from the issuance of common stock, partially offset by a $33.6 million payment made to settle our cash flow hedge in 2012, an increase of $3.3 million in our dividends and distributions paid to common stockholders and noncontrolling interests, and a $2.9 million increase in cash outflow relating to redemptions of noncontrolling interests.

Common Stock

As of December 31, 2013, approximately 320.3 million shares of common stock were issued and outstanding.

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, we may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. The proceeds from the sale of shares were used for general corporate purposes, including funding acquisitions and repaying debt. During the year ended December 31, 2013, we issued approximately 13.8 million shares through the second and third continuous equity offering programs at an average price of $7.37 per share for proceeds of $100.4 million, net of offering expenses. As of December 31, 2013, 16.6 million shares remain available to be issued under the continuous equity offering.

On August 13, 2013, we issued 23.0 million shares of common stock in a public offering at a price of $7.20 per share for net proceeds of $158.2 million after offering expenses used for acquisitions, development activities, repayment of amounts under our senior unsecured revolving credit facility and other general purposes.

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

Distributions

During the years ended December 31, 2013 and 2012, our board of directors declared distributions and dividends to stockholders totaling approximately $92.1 million and $80.2 million, respectively, including distributions to noncontrolling interest holders. Existing cash balances, cash provided from operations and borrowings under our credit facility were used for distributions paid during 2013 and 2012.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During February 2014, our board of directors declared a quarterly cash dividend of $0.07 per share, payable on April 16, 2014 to stockholders of record as of April 4, 2014.

Outstanding Indebtedness

As of December 31, 2013, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2012, our outstanding indebtedness consisted of mortgage notes and senior unsecured notes and totaled approximately $1.5 billion, excluding $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of December 31, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2012, the total gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of December 31, 2013 and 2012.

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

All of our senior unsecured notes contain certain cross-default provisions which may be triggered in the event that any material indebtedness is in default. These cross-default provisions may require us to repay such senior unsecured debt. We are not in default and do not have any unsecured debt maturities through December 31, 2014.

We have certain non-recourse, secured loans which are cross-collateralized by multiple properties. In the event of a default, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. We generally have broad substitution rights that afford DCT the opportunity to replace encumbered properties with replacement properties. We are not in default and do not have any cross-collateralized debt maturing through December 31, 2014.

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

Debt Issuances

During June of 2013, we issued two secured mortgage notes with principal balances of $1.0 million and $6.2 million which mature in June 2023. The notes bear interest at a variable rate, however we have fixed the rate at 4.72% using two variable for floating rate swaps (See Note 6—Financial Instruments and Hedging Activities for further detail). The notes require monthly payments of principal and interest.

During October 2013, the operating partnership issued $275.0 million aggregate principal amount of 4.50% senior notes due 2023 at 99.038% of face value in a private placement for net proceeds of approximately $269.6 million after offering costs.

Debt Retirement

During March and April 2013, we retired mortgage notes totaling $11.0 million previously scheduled to mature in April and June of 2013, using proceeds from the Company’s senior unsecured revolving credit facility and proceeds from our equity offerings.

During October 2013, in connection with the issuance of $275.0 million in aggregate principal amount of 10-year senior unsecured notes at 99.038% of face value, we primarily used the net proceeds to repay a $15.9 million mortgage note that was scheduled to mature in October 2013, a $50.0 million senior unsecured note that was scheduled to mature in January of 2014 and our $175.0 million senior unsecured term note that was scheduled to mature in February 2015.

Line of Credit

As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility. As of December 31, 2012 we had $110.0 million outstanding and $190.0 million available under the senior unsecured revolving credit facility.

2013 Debt Refinancing

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

Interest rate swap

During June 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The first pay-fixed, receive-floating swap has a notional amount of $6.2 million, an effective date of June 2013 and a maturity date of June 2023. The second pay-fixed, receive-floating swap has a notional amount of $1.0 million, an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of December 31, 2012, we did not have any hedges in place.

Debt Maturities

The following table sets forth the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, as of December 31, 2013 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2014	$—	$10,927	$—	$10,927
2015	40,000	49,982	—	89,982
2016	99,000	61,184	—	160,184
2017	51,000	11,768	39,000	101,768
2018	306,500	6,412	—	312,912
Thereafter	628,500	145,448	—	773,948

Total	$1,125,000	$285,721	$39,000	$1,449,721

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2013, specifically our obligations under long-term debt agreements and operating and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	2014	2015 - 2016	2017 - 2018	Thereafter
Scheduled long-term debt maturities, including interest (2)	$1,850,893	$77,355	$638,252	$240,373	$894,913
Operating lease commitments	2,713	941	1,608	164	—
Ground lease commitments (3)	12,968	509	1,123	1,102	10,234

Total	$1,866,574	$78,805	$640,983	$241,639	$905,147

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Excluded from the total are our estimated construction costs to complete development projects of approximately $87.5 million, none of which is legally committed until work is completed

(2)	Variable interest rate payments are estimated based on the LIBOR rate at December 31, 2013.
(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

As of December 31, 2013, there are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

As of December 31, 2013, our proportionate share of the total construction loans of our unconsolidated development joint ventures, including undrawn amounts, was $36.8 million all of which is scheduled to mature by the end of 2017. Our proportionate share of the total construction loans of our unconsolidated development joint ventures includes 50% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners. We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise. As of December 31, 2013, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $44.4 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2014	$4,513
2015	2,223
2016	830
2017	36,805
2018	—
Thereafter	—

Total	$44,371

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During June 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The first pay-fixed, receive-floating swap has a notional amount of $6.2 million, an effective date of June 2013 and a maturity date of June 2023. The second pay-fixed, receive-floating swap has a notional amount of $1.0 million, an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of December 31, 2012, we did not have any hedges in place.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2013, we had approximately $264.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the year ended December 31, 2013 would increase by approximately $0.1 million based on our average outstanding floating-rate debt during the year ended December 31, 2013. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $11.1 million during the year ended December 31, 2013.

As of December 31, 2013, the estimated fair value of our debt was approximately $1.5 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” on page 64 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2013, the end of the period covered by this annual report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal year ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2013, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited DCT Industrial Trust Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 21, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2014 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2014 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2014 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2014 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2014 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements on page 64 are filed as a part of this report.

2. Financial Statement Schedules.

The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on page 64. All other financial statement schedules are not applicable.

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

Date: February 21, 2014

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WATTLES Thomas G. Wattles	Executive Chairman and Director	February 21, 2014

/s/ PHILIP L. HAWKINS Philip L. Hawkins	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2014

/s/ MATTHEW T. MURPHY Matthew T. Murphy	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2014

/s/ MARK E. SKOMAL Mark E. Skomal	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014

/s/ MARILYN A. ALEXANDER Marilyn A. Alexander	Director	February 21, 2014

/s/ THOMAS F. AUGUST Thomas F. August	Director	February 21, 2014

/s/ JOHN S. GATES, JR. John S. Gates, Jr.	Director	February 21, 2014

/s/ RAYMOND B. GREER Raymond B. Greer	Director	February 21, 2014

/s/ TRIPP H. HARDIN Tripp H. Hardin	Director	February 21, 2014

/s/ JOHN C. O’KEEFFE John C. O’Keeffe	Director	February 21, 2014

/s/ BRUCE L. WARWICK Bruce L. Warwick	Director	February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCT Industrial Trust Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 21, 2014

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31, 2013	December 31, 2012
ASSETS
Land	$883,804	$780,235
Buildings and improvements	2,615,879	2,481,206
Intangible lease assets	82,758	78,467
Construction in progress	88,610	45,619

Total investment in properties	3,671,051	3,385,527
Less accumulated depreciation and amortization	(654,097)	(605,888)

Net investment in properties	3,016,954	2,779,639
Investments in and advances to unconsolidated joint ventures	124,923	130,974

Net investment in real estate	3,141,877	2,910,613
Cash and cash equivalents	32,226	12,696
Restricted cash	12,621	10,076
Deferred loan costs, net	10,251	6,838
Straight-line rent and other receivables, net of allowance for doubtful accounts of $2,178 and $1,251, respectively	46,247	51,179
Other assets, net	14,545	12,945
Assets held for sale	8,196	52,852

Total assets	$3,265,963	$3,057,199

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$63,281	$57,501
Distributions payable	23,792	21,129
Tenant prepaids and security deposits	28,542	24,395
Other liabilities	10,122	7,213
Intangible lease liability, net	20,389	20,148
Line of credit	39,000	110,000
Senior unsecured notes	1,122,407	1,025,000
Mortgage notes	290,960	317,314
Liabilities related to assets held for sale	278	940

Total liabilities	1,598,771	1,583,640

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 320,265,949 and 280,310,488 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	3,203	2,803
Additional paid-in capital	2,512,024	2,232,682
Distributions in excess of earnings	(941,019)	(871,655)
Accumulated other comprehensive loss	(30,402)	(34,766)

Total stockholders’ equity	1,543,806	1,329,064
Noncontrolling interests	123,386	144,495

Total equity	1,667,192	1,473,559

Total liabilities and equity	$3,265,963	$3,057,199

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
REVENUES:
Rental revenues	$286,218	$236,839	$211,536
Institutional capital management and other fees	2,787	4,059	4,291

Total revenues	289,005	240,898	215,827

OPERATING EXPENSES:
Rental expenses	35,977	30,298	28,931
Real estate taxes	44,048	36,092	32,436
Real estate related depreciation and amortization	130,002	109,993	103,333
General and administrative	28,010	25,763	25,251
Casualty and involuntary conversion gain	(296)	(1,174)	—

Total operating expenses	237,741	200,972	189,951

Operating income	51,264	39,926	25,876
OTHER INCOME (EXPENSE):
Development profit	268	307	—
Equity in earnings (loss) of unconsolidated joint ventures, net	2,405	1,087	(2,556)
Impairment losses on investments in unconsolidated joint ventures	—	—	(1,953)
Interest expense	(63,394)	(69,274)	(63,645)
Interest and other income (expense)	274	85	(93)
Income tax expense and other taxes	(68)	(671)	(132)

Loss from continuing operations	(9,251)	(28,540)	(42,503)
Income from discontinued operations	26,723	11,800	13,660

Consolidated net income (loss) of DCT Industrial Trust Inc.	17,472	(16,740)	(28,843)
Net (income) loss attributable to noncontrolling interests	(1,602)	1,654	3,593

Net income (loss) attributable to common stockholders	15,870	(15,086)	(25,250)

Distributed and undistributed earnings allocated to participating securities	(692)	(524)	(443)

Adjusted net income (loss) attributable to common stockholders	$15,178	$(15,610)	$(25,693)

EARNINGS PER COMMON SHARE—BASIC AND DILUTED:
Loss from continuing operations	$(0.03)	$(0.10)	$(0.16)
Income (loss) from discontinued operations	0.08	0.04	0.05

Net income (loss) attributable to common stockholders	$0.05	$(0.06)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	298,769	254,831	242,591

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Consolidated net income (loss) of DCT Industrial Trust Inc.	$17,472	$(16,740)	$(28,843)
Other comprehensive income (loss):
Net derivative gain (loss) on cash flow hedging instruments	675	(6,776)	(16,508)
Net reclassification adjustment on cash flow hedging instruments	4,490	2,098	970

Other comprehensive income (loss)	5,165	(4,678)	(15,538)

Comprehensive income (loss)	22,637	(21,418)	(44,381)
Comprehensive (income) loss attributable to noncontrolling interests	(2,403)	902	5,084

Comprehensive income (loss) attributable to common stockholders	$20,234	$(20,516)	$(39,297)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands)

						Accumulated Other Comprehensive Loss
				Additional Paid-in Capital	Distributions in Excess of Earnings		Non- controlling Interests
	Total	Common Stock
		Shares	Amount
Balance at December 31, 2010	$1,400,838	222,947	$2,229	$1,898,289	$(689,127)	$(15,289)	$204,736
Net loss	(28,843)	—	—	—	(25,250)	—	(3,593)
Other comprehensive loss	(15,538)	—	—	—	—	(14,047)	(1,491)
Issuance of common stock, net of offering costs	111,588	21,850	219	111,369	—	—	—
Issuance of common stock, stock-based compensation plans	(88)	215	2	(90)	—	—	—
Amortization of stock-based compensation	4,552	—	—	1,564	—	—	2,988
Distributions to common stockholders and noncontrolling interests	(76,848)	—	—	—	(68,852)	—	(7,996)
Issuance of noncontrolling interests	4,880	—	—	(5)	—	—	4,885
Partner contributions from noncontrolling interests	4,632	—	—	—	—	—	4,632
Purchase of noncontrolling interests	(687)	—	—	(191)	—	—	(496)
Redemptions of noncontrolling interests	(371)	931	9	7,139	—	—	(7,519)

Balance at December 31, 2011	$1,404,115	245,943	$2,459	$2,018,075	$(783,229)	$(29,336)	$196,146

Net loss	(16,740)	—	—	—	(15,086)	—	(1,654)
Other comprehensive loss	(4,678)	—	—	—	—	(5,430)	752
Issuance of common stock, net of offering costs	171,328	28,447	284	171,044	—	—	—
Issuance of common stock, stock-based compensation plans	(288)	248	3	(291)	—	—	—
Amortization of stock-based compensation	4,311	—	—	1,811	—	—	2,500
Distributions to common stockholders and noncontrolling interests	(80,231)	—	—	—	(73,340)	—	(6,891)
Issuance of noncontrolling interests	(61)	—	—	—	—	—	(61)
Partner contributions from noncontrolling interests	30	—	—	—	—	—	30
Purchase of noncontrolling interests	(934)	—	—	(666)	—	—	(268)
Redemptions of noncontrolling interests	(3,293)	5,672	57	42,709	—	—	(46,059)

Balance at December 31, 2012	$1,473,559	280,310	$2,803	$2,232,682	$(871,655)	$(34,766)	$144,495

Net income	17,472	—	—	—	15,870	—	1,602
Other comprehensive income	5,165	—	—	—	—	4,364	801
Issuance of common stock, net of offering costs	258,575	36,817	368	258,207	—	—	—
Issuance of common stock, stock-based compensation plans	(65)	241	3	(68)	—	—	—
Amortization of stock-based compensation	5,108	—	—	1,843	—	—	3,265
Distributions to common stockholders and noncontrolling interests	(92,070)	—	—	—	(85,234)	—	(6,836)
Partner contributions from noncontrolling interests	1,073	—	—	—	—	—	1,073
Purchases and other allocations of noncontrolling interests	(125)	—	—	(357)	—	—	232
Redemptions of noncontrolling interests	(1,500)	2,898	29	19,717	—	—	(21,246)

Balance at December 31, 2013	$1,667,192	320,266	$3,203	$2,512,024	$(941,019)	$(30,402)	$123,386

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Consolidated net income (loss) of DCT Industrial Trust Inc.	$17,472	$(16,740)	$(28,843)
Adjustments to reconcile consolidated net income (loss) of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	137,120	126,687	128,989
Gain on dispositions of real estate interests	(33,619)	(13,383)	(12,030)
Distributions of earnings from unconsolidated joint ventures	8,801	4,808	3,267
Equity in (earnings) loss of unconsolidated joint ventures, net	(2,405)	(1,087)	2,556
Casualty and involuntary conversion gain	(296)	(1,624)	(1,298)
Impairment losses	13,279	11,422	10,160
Stock-based compensation	4,004	3,584	4,068
Straight-line rent	(5,525)	(5,962)	(9,526)
Other	6,294	6,213	3,731
Changes in operating assets and liabilities:
Other receivables and other assets	417	1,767	(1,197)
Accounts payable, accrued expenses and other liabilities	7,351	3,271	6,605

Net cash provided by operating activities	152,893	118,956	106,482

INVESTING ACTIVITIES:
Real estate acquisitions	(402,723)	(360,002)	(200,909)
Capital expenditures and development activities	(152,922)	(96,095)	(75,551)
Proceeds from dispositions of real estate investments	258,224	153,747	106,455
Investments in unconsolidated joint ventures	(2,756)	(19,417)	(21,991)
Proceeds from casualties and involuntary conversion	8,268	681	3,813
Distributions of investments in unconsolidated joint ventures	2,175	22,877	12,941
Other investing activities	(11,324)	(929)	(2,581)

Net cash used in investing activities	(301,058)	(299,138)	(177,823)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	426,000	450,000	260,500
Repayments of senior unsecured revolving line of credit	(497,000)	(340,000)	(311,500)
Proceeds from senior unsecured notes	497,355	90,000	400,000
Repayments of senior unsecured notes	(400,000)	—	(200,000)
Proceeds from mortgage notes	16,498	—	20,000
Principal payments on mortgage notes	(40,744)	(72,672)	(133,898)
Settlement of cash flow hedge	—	(33,550)	—
Proceeds from issuance of common stock	267,453	177,628	116,898
Offering costs for issuance of common stock and OP Units	(8,878)	(6,361)	(5,315)
Redemption of noncontrolling interests	(1,500)	(3,293)	(371)
Dividends to common stockholders	(82,431)	(70,921)	(67,250)
Distributions to noncontrolling interests	(6,976)	(7,056)	(7,422)
Contributions from noncontrolling interests	723	30	231
Other financing activity	(2,805)	(3,761)	(5,028)

Net cash provided by financing activities	167,695	180,044	66,845

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,530	(138)	(4,496)
CASH AND CASH EQUIVALENTS, beginning of period	12,696	12,834	17,330

CASH AND CASH EQUIVALENTS, end of period	$32,226	$12,696	$12,834

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$57,177	$64,795	$58,461
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$29,899	$51,817	$42,149
Redemptions of OP Units settled in shares of common stock	$19,746	$42,766	$7,148
Assumption of mortgage notes in connection with real estate acquired	$—	$73,253	$7,653
Contributions of real estate from noncontrolling interests	$350	$—	$4,401
Issuance of OP Units in connection with real estate acquisition	$—	$—	$4,885

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Organization

DCT Industrial Trust Inc. is a leading industrial real estate company that owns, operates and develops high-quality bulk distribution and light industrial properties in high-volume distribution markets in the U.S. As used herein, “DCT Industrial Trust,” “DCT,” “the Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires. We were formed as a Maryland corporation in April 2002 and have elected to be treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP (the “operating partnership”), a Delaware limited partnership, for which DCT Industrial Trust Inc. is the sole general partner. We own our properties through our operating partnership and its subsidiaries. As of December 31, 2013, we owned approximately 94.8% of the outstanding equity interests in our operating partnership.

As of December 31, 2013, the Company owned interests in approximately 75.5 million square feet of properties leased to approximately 900 customers, including:

•	61.9 million square feet comprising 395 consolidated properties owned in our operating portfolio which were 93.3% occupied;

•	12.3 million square feet comprising 38 unconsolidated properties which were 94.1% occupied and operated on behalf of four institutional capital management partners;

•	0.2 million square feet comprising two consolidated properties under redevelopment;

•	0.9 million square feet comprising two consolidated buildings in development; and

•	0.2 million square feet comprising one building held for sale.

The Company also has seven consolidated buildings under construction, several projects in predevelopment and one build-to-suit project under contract for sale. See Note 3—Investment in Properties for further detail.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, its wholly-owned qualified REIT and taxable REIT subsidiaries, the operating partnership and its consolidated joint ventures, in which it has a controlling interest. Third-party equity interests in the operating partnership and consolidated joint ventures are reflected as noncontrolling interests in the Consolidated Financial Statements. We also have noncontrolling partnership interests in unconsolidated institutional capital management and other joint ventures, which are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

All square feet, acres, occupancy, number of properties, number of customers and total projected investment disclosed in the notes to the Consolidated Financial Statements are unaudited.

We hold interests in both consolidated and unconsolidated joint ventures. All joint ventures over which we have financial and operating control, and variable interest entities (“VIEs”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated results of operations.

We analyze our joint ventures in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in major decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in the Consolidated Financial Statements and, consequently, our financial position and results of operations.

Reclassifications

Certain items in our Consolidated Financial Statements for 2011 and 2012 have been reclassified to conform to the 2013 presentation.

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

Capitalization of Costs

We capitalize costs directly related to the development, pre-development, redevelopment or improvement of our investment in real estate, referred to as capital projects and other activities included within this paragraph. Costs associated with our capital projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects based on an estimate of the time spent on the construction and development activities. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress and such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. We determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. In addition, we capitalize initial direct costs incurred for successful origination of new leases. Costs incurred for maintaining and repairing our properties, which do not extend their useful lives, are expensed as incurred.

Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period. We also capitalize interest on our qualifying investments in unconsolidated joint ventures based on the average capital invested in a venture during the period when the venture has activities in progress necessary to commence its planned principal operations, at our weighted average borrowing rate during the period. A “qualifying investment” is an investment in an unconsolidated joint venture provided that our investee’s activities include the use of funds to acquire qualifying assets, such as development or predevelopment activities, and planned principal operations have not commenced.

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

Fair Value

GAAP establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. The guidance establishes a hierarchy for inputs used in measuring fair value based on observable and unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are based on market data obtained from sources independent of DCT. Unobservable inputs are inputs that reflect our assumptions of pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels as follows:

Level 1: Inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets;

Level 2: Inputs include quoted prices for similar assets and liabilities in active or inactive markets or that are observable either directly or indirectly for the asset or liability; and

Level 3: Unobservable inputs are typically based on management’s own assumptions, as there is little, if any, related observable market activity.

DCT’s assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Investment in Properties

We record the assets, liabilities and noncontrolling interests associated with property acquisitions which qualify as business combinations at their respective acquisition date fair values which are derived using a market, income or replacement cost approach, or combination thereof. Acquisition related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants. We do not consider acquisitions of land or unoccupied buildings to be business combinations. Rather, these transactions are treated as asset acquisitions and recorded at cost.

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

Real estate, including land, building, building and land improvements, tenant improvements, leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value.

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

The following table reflects the standard depreciable lives generally used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The carrying value of assets sold or retired and the related accumulated depreciation and/or amortization is derecognized and the resulting gain or loss, if any, is recorded during the period in which such sale or retirement occurs.

Description	Expected Useful Life
Land	Not depreciated
Building	20 – 40 years
Building and land improvements	5 – 20 years
Tenant improvements	Shorter of lease term or useful life
Leasing costs	Lease term
Other intangible lease assets	Average term of leases for property
Above/below market rent assets/liabilities	Reasonably assured lease term

Depreciation is not recorded on real estate assets currently held for sale, in pre-development, or being developed or redeveloped until the building is substantially completed and ready for its intended use, not later than one year from cessation of major construction activity.

Impairment of Properties

Investments in properties classified as held for use are carried at cost and evaluated for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Examples of such changes in circumstances include the point at which we deem a building to be held for sale, our intended hold period changes, or when a building remains vacant significantly longer than expected. For investments in properties that we intend to hold long-term, the recoverability is based on estimated future undiscounted cash flows. If the asset carrying value is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset and is reflected in “Impairment losses” on the Consolidated Statements of Operations. The determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, customer financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairments recorded in the Consolidated Financial Statements.

Investments in properties classified as held for sale are measured at the lower of their carrying amount or fair value (typically estimated based on the contractual sales price, a Level 2 input) less costs to sell. Impairment of assets held for sale is a component of “Income from discontinued operations” in the Consolidated Statements of Operations and is further detailed in Note 15—Discontinued Operations and Assets Held for Sale.

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

Impairment of Investments in and Advances to Unconsolidated Joint Ventures

We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary. These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the Consolidated Financial Statements. See Note 4—Investments in and Advances to Unconsolidated Joint Ventures for additional information.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that these short-term instruments are not exposed to any significant credit risk.

Restricted Cash

Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions. As of December 31, 2013, approximately $8.8 million of restricted cash was included in “Investing Activities” in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to “Interest expense” over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $6.3 million and $4.5 million as of December 31, 2013 and 2012, respectively. Unamortized deferred loan costs are fully amortized when debt is retired before the maturity. Our interest expense for the years ended December 31, 2013, 2012 and 2011 includes approximately $2.7 million, $2.1 million and $2.1 million for the amortization of loan costs, respectively, including amounts related to discontinued operations.

Straight-line Rent and Other Receivables

Straight-line rent and other receivables include all straight-line rent and current accounts receivable, net of allowances. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2013 and 2012, our allowance for doubtful accounts was approximately $2.2 million and $1.3 million, respectively.

Debt

Debt consists of fixed and variable rate secured mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility. Discounts and premiums to the principal amounts are included in the carrying value of debt and amortized to “Interest expense” over the remaining life of the underlying debt. The aggregated premium balance, net of accumulated amortization, was approximately $2.6 million and $7.3 million as of December 31, 2013 and 2012, respectively.

Derivative Instruments and Hedging Activities

We may use interest rate swaps to manage certain interest rate risk. We record derivatives at fair value which are presented on a gross basis in “Other assets, net” or “Other liabilities” in our Consolidated Balance Sheets. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.

For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s change in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

Comprehensive Income (Loss)

We report comprehensive income or loss in our Consolidated Statements of Comprehensive Income (Loss). Amounts reported in “Accumulated other comprehensive loss” related to settled hedging transactions will be amortized to “Interest expense” as the hedged forecasted transactions occur. Any ineffectiveness related to our hedging transactions is reported in our Consolidated Statements of Operations. See Note 6 – Financial Instruments and Hedging Activities for additional information.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $5.3 million, $6.3 million and $8.3 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $63.8 million, $51.7 million and $43.6 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $1.6 million, an increase of approximately $0.8 million and an increase of approximately $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum base rental payment, i.e., cash received for monthly contractual rent, due to us from our customers under the terms of non-cancelable operating leases in effect as of December 31, 2013 were as follows (in thousands):

Year Ended December 31,	Amount
2014	$226,868
2015	199,725
2016	159,027
2017	124,002
2018	91,148
Thereafter	285,230

Total	$1,086,000

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. During the years ended December 31, 2013, 2012 and 2011, early lease termination fees were $1.3 million, $0.6 million and $0.6 million, respectively.

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

We develop certain properties for specific buyers, called build-to-suit projects. We make certain judgments based on the specific terms of each project as to the amount and timing of recognition of profits from the project. Projects are generally accounted for using the percentage of completion method or full accrual method. Profits under the percentage of completion method are based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reaches a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to the costs and income and are recognized in the period in which the revisions are determined. If the sale recognition criteria for using the percentage of completion or full accrual methods are not met, we apply another recognition method provided by GAAP, such as the installment or cost recovery methods. The profit recognized from these projects is reported net of estimated taxes, when applicable, and is included in “Development profit” in our Consolidated Statements of Operations.

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

Income and Other Taxes

We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally will not be subject to U.S. federal income taxes on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local and non-U.S. income taxes. We also will be required to pay a 100% tax on non-arm’s length transactions between us and our taxable REIT subsidiary and on any net income from gain on property that was held for sale to customers in the ordinary course of business.

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

The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. We had no interest expense or penalties related to unrecognized tax benefits for the years ended December 31, 2013, 2012 or 2011.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2013 and 2012, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Our federal income tax returns and income tax returns for various state and local jurisdictions are subject to examination by the Internal Revenue Service for the year ended December 31, 2009 and subsequent years.

New Accounting Standards

During the second quarter of 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which generally aligns the principles for fair value measurements and the related disclosure requirements under US GAAP and International Financial Reporting Standards (“IFRS”). This standard requires new disclosures, with a particular focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs, and a description of the company’s valuation processes. This standard also requires disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, information about when the current use of a non-financial asset measured at fair value differs from its highest and best use, and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard was effective for interim and annual periods beginning after December 15, 2011. In conjunction with the adoption of this standard, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. We adopted this standard effective January 1, 2012.

Also during the second quarter of 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income (“OCI”) in the statement of changes in stockholders’ equity, and requires the presentation of components of net income and OCI either in a single continuous statement or in two separate but consecutive statements. This standard requires retrospective application and was effective for interim and annual periods beginning after December 15, 2011. We adopted this standard on January 1, 2012 and have presented the components of net income and other comprehensive income in two separate but consecutive statements.

In February 2013, the FASB issued an accounting standard update that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required under GAAP to be reclassified in its entirety to net income. Additionally, the update requires disclosure of changes in each component of OCI. The disclosure requirements were retroactively effective for us on January 1, 2013. As this guidance only requires expanded disclosure, the adoption did not have any impact on our Consolidated Financial Statements.

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, redevelopment properties, properties under development, properties in pre-development and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	December 31, 2013	December 31, 2012
Operating properties	$3,442,442	$3,209,024
Properties under redevelopment	12,194	14,699
Properties under development	142,903	80,008
Properties in pre-development including land held	73,512	81,796

Total Investment in Properties	3,671,051	3,385,527
Less accumulated depreciation and amortization	(654,097)	(605,888)

Net Investment in Properties	$3,016,954	$2,779,639

Acquisition Activity

2013 Acquisition Activity

During the year ended December 31, 2013, we acquired 38 buildings totaling 7.1 million square feet for a total purchase price of $359.5 million, excluding our existing ownership of 3.6% in the seven properties previously held by TRT-DCT Venture I (see Note 4—Investments in and Advances to Unconsolidated Joint Ventures for further detail). The table below represents a summary of our acquisitions during 2013:

	Market	Number of Buildings	Square Feet
East Operating Segment:	Atlanta	4	684,000
	Pennsylvania	5	1,275,000
	Charlotte	1	472,000
	Miami	1	211,000
	New Jersey	2	308,000
Central Operating Segment:	Chicago	9	2,209,000
	Dallas	4	506,000
	Houston	1	88,000
West Operating Segment:	Northern California	2	439,000
	Phoenix	3	308,000
	Seattle	1	39,000
	Southern California	5	583,000

	Total	38	7,122,000

2012 Acquisition Activity

During the year ended December 31, 2012, we acquired 32 buildings totaling 6.2 million square feet for a total purchase price of approximately $338.4 million, excluding our existing ownership of 20% in the six properties previously held by DCT Fund I (see Note 4—Investments in and Advances to Unconsolidated Joint Ventures for further detail related to the buyout of our joint venture partner’s interest). The table below represents a summary of our acquisitions during 2012:

	Market	Number of Buildings	Square Feet
East Operating Segment:	Atlanta	2	735,000
	Pennsylvania	1	100,000
	Memphis	1	1,039,000
	Miami	1	50,000
	New Jersey	2	194,000
Central Operating Segment:	Chicago	6	1,034,000
	Dallas	2	1,090,000
	Houston	5	522,000
West Operating Segment:	Northern California	1	337,000
	Phoenix	1	76,000
	Seattle	2	136,000
	Southern California	8	862,000

	Total	32	6,175,000

Development Activity

2013 Development Activity

During 2013, we continued to expand our development activities. The table below represents a summary of our consolidated development activity as of December 31, 2013:

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Cumulative Costs at 12/31/2013	Projected Investment	Completion Date (1)	Percent Leased
				(in thousands)		(in thousands)	(in thousands)
Development Activities
Projects in Lease Up
DCT Airtex Industrial Center	Houston	13	1	267	100%	$12,161	$14,983	Q4-2013	100%
DCT 55	Chicago	33	1	604	100%	26,218	28,318	Q4-2012	66%

	Total	46	2	871	100%	$38,379	$43,301		77%

Under Construction
DCT Beltway Tanner Business Center	Houston	11	1	133	100%	$10,201	$15,153	Q1-2014	0%
8th & Vineyard B	So. California	4	1	99	91%	5,243	6,197	Q1-2014	0%
DCT Summer South Distribution Center	Seattle	9	1	188	100%	9,194	13,060	Q1-2014	0%
DCT White River Corporate Center Phase I	Seattle	30	1	649	100%	23,051	42,433	Q2-2014	0%
Slover Logistics Center II	So. California	28	1	610	100%	24,241	37,496	Q1-2014	100%
DCT Auburn 44	Seattle	3	1	49	100%	3,341	4,547	Q1-2014	100%
DCT Rialto Logistics Center	So. California	42	1	928	100%	21,480	59,523	Q3-2014	0%

	Total	127	7	2,656	100%	$96,751	$178,409		25%

Build-to-Suit for Sale
8th & Vineyard A	So. California	6	1	130	91%	$7,773	$8,703	Q1-2014	N/A

	Total	6	1	130	91%	$7,773	$8,703

Total Development Activities		179	10	3,657	99%	$142,903	$230,413		38%

(1)	The completion date represents the date of building shell completion or estimated date of shell completion.

2013 Development Profits

Construction was completed during the second quarter of 2013 on the Dulles Summit build-to-suit project. We recognized development profits, net of tax of approximately $0.3 million and $0.3 million, respectively, for the years ended December 31, 2013 and 2012 related to the development of the Dulles Summit build-to-suit project. As of December 31, 2013, we had one build-to-suit for sale project, 8th and Vineyard A, under contract. Due to the terms of the contract, timing of payments and the sale recognition criteria of GAAP, no profit was recognized in 2013. The construction and sale were completed in January 2014, at which time the development profit was recognized.

2013 Development Acquisitions

During the year ended December 31, 2013, we acquired five land parcels for future development which total approximately 128.6 acres located in the Southern California, Seattle, Miami and Houston markets. The land parcels were acquired for a total purchase price of $40.5 million.

2012 Development Acquisitions

During the year ended December 31, 2012, we acquired seven land parcels for future development which totaled approximately 216.4 acres located in the Chicago, Southern California, Seattle, Atlanta and Houston markets and one shell-complete building totaling approximately 0.3 million square feet in Houston. The land parcels and shell-complete building were acquired from unrelated third-parties for a total purchase price of $72.1 million.

Disposition Activity

2013 Disposition Activity

During the year ended December 31, 2013, we sold 51 operating properties, totaling 6.8 million square feet, to third-parties for gross proceeds of approximately $265.8 million. We recognized gains of approximately $33.6 million on the disposition of 36 operating properties and recognized an impairment loss of approximately $13.3 million on the disposition of a portfolio of 15 properties in Dallas. All gains and impairment associated with these sales are reflected in “Income from discontinued operations” in the Consolidated Financial Statements. The table below represents a summary of our dispositions during 2013:

	Market	Number of Buildings	Square Feet
East Operating Segment:	Atlanta	1	578,000
	Memphis	2	1,439,000
Central Operating Segment:	Mexico	15	1,653,000
	Cincinnati	1	710,000
	Dallas	17	640,000
	San Antonio	13	1,177,000
	Louisville	1	221,000
West Operating Segment:	Northern California	1	396,000

	Total	51	6,814,000

2012 Disposition Activity

During the year ended December 31, 2012, we sold 36 operating properties, totaling 4.1 million square feet, to third-parties for combined gross proceeds of approximately $155.0 million. We recognized gains of approximately $13.4 million on the disposition of 23 operating properties and recognized an impairment loss of approximately $11.4 million on the disposition of a portfolio of 13 properties in Atlanta. All gains and impairment associated with these sales are reflected in “Income from discontinued operations” in the Consolidated Financial Statements. The table below represents a summary of our dispositions during 2012:

	Market	Number of Buildings	Square Feet
East Operating Segment:	Atlanta	16	840,000
	Charlotte	1	80,000
	Memphis	2	1,106,000
	New Jersey	1	138,000
Central Operating Segment:	Columbus	2	821,000
	Dallas	1	85,000
	Houston	13	1,005,000

	Total	36	4,075,000

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $11.8 million, $9.6 million and $10.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our intangible lease assets and liabilities included the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013				December 31, 2012
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible lease assets	$77,383	$(27,668)	$49,715	4	$71,846	$(26,181)	$45,665
Above market rent	$5,375	$(1,761)	$3,614	2	$6,621	$(4,348)	$2,273
Below market rent	$(26,562)	$6,173	$(20,389)	9	$(27,590)	$7,442	$(20,148)

The following table describes the estimated net amortization of such intangible assets and liabilities and the net impact to rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Lease Intangible Assets	Estimated Net Increase to Rental Revenues Related to Above and Below Market Rents
2014	$12,284	$1,686
2015	9,671	1,507
2016	7,290	1,065
2017	5,451	840
2018	3,544	480
Thereafter	11,475	11,197

Total	$49,715	$16,775

Casualty and Involuntary Conversion Events

During 2013, we recognized a gain of approximately $0.3 million as a result of a settlement pursuant to eminent domain proceedings.

During 2012 and 2011, a series of storms caused damage to some of our properties which were covered by insurance for all losses, subject to our deductibles. The recoveries received for damages were in excess of the sum of our incurred losses for cleanup costs and the net book value written off for the damaged property. After all contingencies relating to the casualties were resolved, we recorded casualty gains of approximately $1.6 million and $1.3 million, during the years ended December 31, 2012 and 2011, respectively, including amounts related to discontinued operations.

Note 4 - Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of operating and developing industrial real estate. The following describes our unconsolidated joint ventures as of December 31, 2013 and 2012:

Unconsolidated Joint Ventures	DCT Ownership as of December 31, 2013	Number of Buildings	Investments in and Advances to as of
			December 31, 2013	December 31, 2012
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC (2)	20.0%	13	$41,253	$42,571
TRT-DCT Venture I (1)(3)(5)	3.6%	7	823	558
TRT-DCT Venture II (5)	11.4%	5	1,847	1,990
TRT-DCT Venture III (2)	10.0%	4	1,197	1,225

Total Institutional Joint Ventures		29	45,120	46,344
Other:
Stirling Capital Investments (SCLA) (4)	50.0%	6	47,978	53,840
IDI/DCT, LLC	50.0%	3	27,735	27,736
IDI/DCT Buford, LLC (land only)	75.0%	—	4,090	3,054

Total Other		9	79,803	84,630

Total		38	$124,923	$130,974

(1)

As of December 31, 2012 the venture owned 14 properties. During May 2013, DCT purchased the remaining 96.4% interest in seven properties from TRT-DCT Venture I for additional consideration of $82.8 million. Additionally, we sold one of the properties during 2013 and the remaining six properties were consolidated as of December 31, 2013.

(2)

During 2012, our unconsolidated joint venture completed dispositions of two properties in the Cincinnati and Louisville markets where our share of gross proceeds was approximately $3.7 million. We recognized gains of $1.0 million, inclusive of a previously deferred gain of approximately $0.3 million, in “Equity in earnings (loss) in unconsolidated joint ventures” in our Consolidated Statement of Operations during the year ended December 31, 2012.

(3)

During the first quarter of 2012, our joint venture partner contributed one property into the TRT-DCT Venture I. As a result of this activity, we made a capital contribution totaling $0.2 million, which resulted in an equity ownership of 3.6%.

(4)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.
(5)	In January 2014, the TRT-DCT Ventures I and II disposed of all their properties, generating net proceeds of approximately $6.6 million to DCT.

Institutional Capital Management Joint Ventures

DCT/SPF Industrial Operating LLC

During 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”) that owns and operates industrial properties located in the United States. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2013 our ownership interest is 20.0%. As a result of our contribution of properties into the JP Morgan Venture in 2007, we have deferred gains of $2.6 million as of December 31, 2013, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party.

TRT-DCT Industrial Joint Ventures I, II and III

We entered into a joint venture with Dividend Capital Diversified Property Fund (“DCDPF”), formerly known as Dividend Capital Total Realty Trust Inc., to form TRT-DCT Venture I on September 1, 2006. Our ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2013 our ownership interest is 3.6%. As noted above, subsequent to December 31, 2013 the venture disposed of its seven properties.

We formed a joint venture with DCDPF, TRT-DCT Industrial Joint Venture II G.P. (“TRT-DCT Venture II”), on March 27, 2007. Our ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2013 our ownership interest is 11.4%. As a result of our contribution of properties into TRT-DCT Venture II in 2007, we have deferred gains of $0.6 million as of December 31, 2013. As noted above, subsequent to December 31, 2013 the venture disposed of its five properties, resulting in the recognition of the $0.6 million deferred gain.

We formed a joint venture with DCDPF, TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”), on September 9, 2008. Our ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2013 our ownership interest is 10.0%.

Development Projects in Unconsolidated Joint Ventures

SCLA

During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, (“Stirling”), an unrelated third-party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport (“SCLA”). We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including certain extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions. As of December 31, 2013, the SCLA joint venture owned six operating buildings comprised of 2.2 million square feet which were 99.6% occupied and an additional 181.4 acres of land available for development.

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

In 2011, the joint venture sold one of its buildings located in Stoughton, CA to a third-party. As a result of the contracted sales price less costs to sell being lower than the carrying amount of the related real estate assets, the joint venture recognized an impairment loss. Our portion of the impairment loss was approximately $2.0 million, which is included in “Impairment losses on investments in unconsolidated joint ventures” in our Consolidated Statement of Operations for the year ended December 31, 2011.

IDI/DCT Buford, LLC

During 2008, we entered into a joint venture agreement with IDI to form IDI/DCT Buford, LLC. This joint venture was funded for the purpose of developing distribution buildings on approximately 47 acres that were contributed to the joint venture by DCT.

Summarized Financial Information

The following table provides unaudited selected combined financial information for unconsolidated joint ventures as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Real estate, net of accumulated depreciation	$528,130	$630,478	$739,373
Total assets	$548,833	$651,971	$765,427
Notes payable	$191,100	$272,948	$290,983
Total liabilities	$202,620	$287,046	$368,018
Partners’ capital	$346,213	$364,925	$397,409
Rental revenues	$54,363	$66,052	$62,971
Operating expenses	$13,677	$16,343	$16,270
Depreciation expense	$25,300	$33,734	$33,769
Interest expense	$(11,686)	$22,117	$20,754
Net loss	$(1,090)	$(3,688)	$(12,767)

Our aggregate investment in these partnerships at December 31, 2013 and 2012 of approximately $124.9 million and $131.0 million, respectively, exceeds our share of the underlying equity in the net assets of our joint ventures by approximately $19.0 million and $18.4 million, respectively, primarily due to capitalized interest and other costs incurred in connection with the ventures.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 - Outstanding Indebtedness

As of December 31, 2013, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2012, our outstanding indebtedness of $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $45.0 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of December 31, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2012, the total gross book value of our consolidated properties was approximately $3.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of December 31, 2013 and 2012.

Our outstanding indebtedness as of December 31, 2013 and 2012 is summarized below (in thousands):

	Interest Rate (1)	Maturity Date	As of December 31,
			2013	2012
Senior Unsecured Notes:
8 year, fixed rate (2)	5.68%	Jan-14	$—	$50,000
9 year, fixed rate	5.43%	Apr-20	50,000	50,000
10 year, fixed rate (2)	5.77%	Apr-16	50,000	50,000
5 year, fixed rate (2)	6.11%	Jun-13	—	175,000
2 year, variable rate	1.52%	Feb-18	225,000	175,000
Private Placement 5 year, fixed rate	5.63%	Jun-15	40,000	40,000
Private Placement 7 year, fixed rate	6.31%	Jun-17	51,000	51,000
Private Placement 8 year, fixed rate	6.52%	Jun-18	41,500	41,500
Private Placement 11 year, fixed rate	6.95%	Jun-21	77,500	77,500
2011 Private Placement 5 year, fixed rate	4.02%	Aug-16	49,000	49,000
2011 Private Placement 7 year, fixed rate	4.69%	Aug-18	40,000	40,000
2011 Private Placement 8 year, fixed rate	4.97%	Aug-19	46,000	46,000
2011 Private Placement 10 year, fixed rate	5.42%	Aug-21	15,000	15,000
2011 Private Placement 11 year, fixed rate	5.50%	Aug-22	40,000	40,000
2011 Private Placement 12 year, fixed rate	5.57%	Aug-23	35,000	35,000
2012 Private Placement 10yr, fixed rate (2)	4.21%	Sept-22	90,000	90,000
2013 Private Placement 10yr, fixed rate	4.50%	Oct-23	275,000	—
Mortgage Notes:
111 Lake Drive	5.79%	Apr-13	—	4,885
Binney & Smith Distribution Center	6.97%	Jun-13	—	6,154
8 year, fixed rate	4.97%	Oct-13	—	16,283
Shelby 5	5.69%	Dec-13	—	5,651
1700 Desoto	6.00%	Apr-14	3,264	3,338
10 year, fixed rate (2)	5.31%	Jan-15	44,566	36,873
Cargo Ventures	5.77%	Feb-16	52,971	54,040
116 Lehigh Drive	6.08%	Aug-16	4,453	4,453
State Highway 225	6.25%	Aug-17	5,893	6,023
Shelby 4	7.40%	Dec-17	609	739
Miami Commerce Center	6.91%	Oct-18	2,948	3,455
Cabot	6.17%	Feb-19	50,357	51,108
Cabot	6.11%	Feb-20	66,387	67,393
7425 Pinemont	6.25%	Jul-20	2,488	2,523
Rollins Road	4.25%	Dec-21	19,021	19,502
Haven A	7.29%	Oct-22	7,676	8,282
Shelby 19	6.72%	Nov-22	8,171	8,829
740 Palmyrita	4.72%	Jun-23	6,155	—
Haven G	4.72%	Jun-23	965	—
6th & Rochester	4.96%	Aug-23	3,147	3,394
Mohawk	5.75%	Aug-25	6,650	7,043

Weighted Avg./Totals (3)	4.67%		1,410,721	1,334,968
Premiums/Discounts, Net of Amortization	N/A		2,646	7,346

Total Senior Unsecured Notes and Mortgage Notes	N/A		1,413,367	1,342,314
Senior Unsecured Revolving Credit Facility	1.34%	Feb-17	39,000	110,000

Total Carrying Value of Debt	N/A		$1,452,367	$1,452,314

Fixed Rate Debt (3)	5.32%		$1,185,721	$1,159,968
Premiums/Discounts, Net of Amortization	N/A		2,646	7,346
Variable Rate Debt (3)	1.49%		264,000	285,000

Total Carrying Value of Debt	N/A		$1,452,367	$1,452,314

(footnotes on following page)

(1)	Interest rates for fixed rate debt are stated rates. Interest rates for variable rate debt are the interest rate charged as of the last payment in 2013.
(2)	We settled certain derivative instruments related to these notes and the settlement amount of these derivative instruments are amortized to interest expense over the life of the assigned notes.
(3)	Weighted average interest rates are based upon outstanding balances as of December 31, 2013.

Debt Payoffs, Refinancing and Issuance

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

During June 2013, we issued two secured mortgage notes with principal balances of $1.0 million and $6.2 million which mature in June 2023. The notes bear interest at a variable rate; however we have fixed the rate at 4.72% using two interest rate swaps (See Note 6—Financial Instruments and Hedging Activities for further detail). The notes require monthly payments of principal and interest.

During October 2013, the operating partnership issued $275.0 million aggregate principal amount of 4.50% senior notes due 2023 at 99.038% of face value in a private placement for net proceeds of approximately $269.6 million after offering costs. We primarily used the net proceeds to repay a $15.9 million mortgage note that was scheduled to mature in October 2013, a $50.0 million senior unsecured note that was scheduled to mature in January of 2014 and our $175.0 million senior unsecured term loan that was scheduled to mature in February 2015.

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

Debt Assumptions

During the year ended December 31, 2012, we assumed four mortgage notes with outstanding balances totaling $67.5 million in connection with property acquisitions. The assumed notes bear interest at rates ranging from 5.77% to 6.25% and require monthly payments of principal and interest. The notes mature at various dates from February 2016 to July 2020. We recorded approximately $5.8 million of premiums in connection with the assumption of these notes.

For the years ended December 31, 2013, 2012 and 2011, the amortization of all premiums/discounts resulted in a reduction of interest expense of approximately $2.1 million, $1.0 million and $1.1 million, respectively, including amounts from discontinued operations.

Line of Credit

As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility. As of December 31, 2012, we had $110.0 million outstanding and $190.0 million available under our senior unsecured revolving credit facility.

Interest Expense and Capitalized Interest

During the years ended December 31, 2013, 2012 and 2011, we incurred interest expense of approximately $71.7 million, $73.7 million and $66.9 million, respectively, including amounts included in discontinued operations. We capitalized approximately $8.3 million, $4.3 million and $2.7 million of interest in 2013, 2012 and 2011, respectively, associated with certain development and redevelopment, and other construction activities.

Debt Maturities

The following table sets forth the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, as of December 31, 2013 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2014	$—	$10,927	$—	$10,927
2015	40,000	49,982	—	89,982
2016	99,000	61,184	—	160,184
2017	51,000	11,768	39,000	101,768
2018	306,500	6,412	—	312,912
Thereafter	628,500	145,448	—	773,948

Total	$1,125,000	$285,721	$39,000	$1,449,721

Note 6 - Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2013 and 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balances as of December 31, 2013		Balances as of December 31, 2012
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings (1):
Senior unsecured revolving credit facility	$39,000	$39,000	$110,000	$110,000
Fixed rate debt (2)	$1,188,367	$1,263,722	$1,167,314	$1,306,761
Variable rate debt	$225,000	$226,153	$175,000	$176,922
Interest rate contracts:
Interest rate swap (3)	$212	$212	$—	$—

(1)

The fair values of our borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

(2)	The carrying amount of our fixed rate debt includes premiums and discounts.
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

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 (in thousands). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the years ended December 31, 2013 and 2012.

	During the Year Ended December 31,
	2013	2012
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$—	$(26,746)
Net unrealized income (loss) included in accumulated other comprehensive loss	123	(6,127)
Realized loss recognized in interest expense	89	(677)
Cash paid for settlement of hedge	—	33,550

Ending balance at December 31	$212	$—

Hedging Activities

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The first pay-fixed, receive-floating swap has a notional amount of $6.2 million, an effective date of June 2013 and a maturity date of June 2023. The second pay-fixed, receive-floating swap has a notional amount of $1.0 million, an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. During July 2012, we settled our forward-starting swap for $33.6 million, which was in place to hedge the variability of cash flows associated with forecasted issuances of debt, contemporaneously with locking rate for $90.0 million of debt which was funded in September 2012.

On a recurring basis, we measure our derivatives at fair value, which was a gross asset of approximately $0.2 million as of December 31, 2013. This amount was included in “Other assets, net” in our Consolidated Balance Sheet. The fair value of our derivatives was determined using Level 2 and 3 inputs. We utilized a third-party derivative valuation expert to assist in the determination of the fair value for each reporting period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is recorded as “Interest expense” in our Consolidated Statements of Operations.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended
	2013	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$675	$(6,776)	$(16,508)

Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity earnings of unconsolidated joint ventures	$(4,490)	$(2,098)	$(970)

Amount of loss recognized in interest expense due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$677	$—

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $4.3 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

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

Operating Leases

We are obligated under non-cancelable office space, ground and equipment operating leases. Approximate minimum annual rentals under operating leases are as follows (in thousands):

Year Ended December 31:	Operating Leases	Ground Leases
2014	$941	$509
2015	882	564
2016	726	559
2017	141	551
2018	23	551
Thereafter	—	10,234

Total	$2,713	$12,968

Substantially all of the office space and equipment subject to the operating leases described above are for the use at our corporate and regional offices. Rent expense recognized was approximately $0.9 million, $0.7 million and $1.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 8 - Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Our noncontrolling interests primarily represent limited partnership interests in our operating partnership and equity interests held by third-party partners in our consolidated real estate joint ventures. Our noncontrolling interests held by third-party partners in our consolidated joint ventures totaled $12.0 million and $11.0 million as of December 31, 2013 and 2012, respectively.

Noncontrolling interests representing interests in our operating partnership including OP Units, LTIP Units and preferred shares in our Cabot REIT are classified as permanent equity in accordance with GAAP and are included in “Noncontrolling interests” in our Consolidated Balance Sheets.

OP Units

As of December 31, 2013 and 2012, we owned approximately 94.8% and 93.3%, respectively, of the outstanding equity interests of our operating partnership. Upon redemption by the unitholder, we have the option of redeeming the OP Units with cash or with shares of our common stock on a one-for-one basis, subject to adjustment.

During the year ended December 31, 2013, 3.1 million OP Units were redeemed for approximately $1.5 million in cash and approximately 2.9 million shares of common stock. As of December 31, 2013 there was a total of 16.4 million OP Units outstanding and redeemable, with a redemption value of approximately $116.9 million based on the closing price of our common stock on December 31, 2013, all of which were redeemable for cash or stock, at our election.

During the year ended December 31, 2012, 6.2 million OP Units were redeemed for approximately $3.3 million in cash and approximately 5.7 million shares of common stock. As of December 31, 2012, there was a total of 19.5 million OP Units outstanding and redeemable, with a redemption value of approximately $126.8 million based on the closing price of our common stock on December 31, 2012.

LTIP Units

We may grant limited partnership interests in our operating partnership called LTIP Units. LTIP Units, which we grant either as free-standing awards or together with other awards under our Long-Term Incentive Plan, as amended, are valued by reference to the value of our common stock, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. See Note 11—Equity Based Compensation for details related to grants and redemptions of LTIP Units during the years ended December 31, 2013, 2012, and 2011.

The following table illustrates the noncontrolling interests’ share of our consolidated net income (loss) during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Noncontrolling interests’ share of loss from continuing operations	$1	$2,644	$4,882
Noncontrolling interests’ share of income from discontinued operations	(1,603)	(990)	(1,289)

Net (income) loss attributable to noncontrolling interests	$(1,602)	$1,654	$3,593

Note 9 - Stockholders’ Equity

Common Stock

As of December 31, 2013 and 2012, approximately 320.3 million and 280.3 million shares of common stock were issued and outstanding, respectively.

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, we may sell up to

20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. During the year ended December 31, 2013, we issued approximately 13.8 million shares through the second and third continuous equity offering programs at an average price of $7.37 per share for proceeds of $100.4 million, net of offering expenses. The proceeds from the sale of shares were used for general corporate purposes, including funding acquisitions and repaying debt. During the year ended December 31, 2012, we issued approximately 9.5 million shares through the second continuous equity offering program, at an average price of $6.33 per share for proceeds of $59.2 million, net of offering expenses. As of December 31, 2013, 16.6 million shares remain available to be issued under the current offering.

On August 13, 2013, we issued 23.0 million shares of common stock in a public offering at a price of $7.20 per share for proceeds of $158.2 million, net of offering expenses, used for acquisitions, development activities, repayment of amounts under our senior unsecured revolving credit facility and other general purposes.

On September 12, 2012, we issued approximately 19.0 million shares of common stock in a public offering at a price of $6.20 per share for proceeds of $112.1 million, net of offering expenses, used for acquisitions and other general corporate purposes.

During the year ended December 31, 2013, we issued approximately 2.9 million shares of common stock, related to the redemption of OP Units (see additional information in Note 8 – Noncontrolling Interests) and approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

During the year ended December 31, 2012, we issued approximately 5.7 million shares of common stock in connection with redemptions of OP Units and approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

The net proceeds from the sales of our securities are transferred to our operating partnership for a number of OP Units equal to the shares of common stock sold in our public and private offerings, including the offerings noted above.

The holders of shares of our common stock are entitled to one vote per share on all matters voted on by stockholders, including election of our directors. Our articles of incorporation, as amended, do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding shares of common stock can elect the entire board of directors. Subject to any preferential rights of any outstanding series of our preferred stock and to the distribution of specified amounts upon liquidation with respect to shares-in-trust, the holders of our common stock are entitled to such distributions as may be declared from time to time by our board of directors out of legally available funds and, upon liquidation, are entitled to receive all assets available for distribution to stockholders. All shares issued in our public offerings are fully paid and non-assessable shares of common stock. Holders of our common stock will not have preemptive rights.

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

Preferred Shares

Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2013 and 2012, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2013 and 2012, we had no outstanding shares-in-trust.

Distributions

Our distributions are calculated based upon the total number of shares of our common stock and limited partnership units of our operating partnership outstanding on the distribution record date as declared by our board of directors. We accrue and pay distributions on a quarterly basis. The following table sets forth the distributions that have been paid and/or declared to date by our board of directors:

Amount Declared During Quarter Ended in 2013:	Per Share	Date Paid
December 31,	$0.07	January 9, 2014
September 30,	0.07	October 16, 2013
June 30,	0.07	July 17, 2013
March 31,	0.07	April 17, 2013

Total 2013	$0.28

Amount Declared During Quarter Ended in 2012:	Per Share	Date Paid
December 31,	$0.07	January 10, 2013
September 30,	0.07	October 17, 2012
June 30,	0.07	July 18, 2012
March 31,	0.07	April 18, 2012

Total 2012	$0.28

Amount Declared During Quarter Ended in 2011:	Per Share	Date Paid
December 31,	$0.07	January 12, 2012
September 30,	0.07	October 18, 2011
June 30,	0.07	July 19, 2011
March 31,	0.07	April 19, 2011

Total 2011	$0.28

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

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands except per share information):

.	For the Year Ended December 31,
	2013	2012	2011
Earnings per Common share—Basic and Diluted
Numerator
Loss from continuing operations	$(9,251)	$(28,540)	$(42,503)
Loss from continuing operations attributable to noncontrolling interests	1	2,644	4,882

Loss from continuing operations attributable to common stockholders	(9,250)	(25,896)	(37,621)
Less: Distributed and undistributed earnings allocated to participating securities	(692)	(524)	(443)

Numerator for adjusted loss from continuing operations attributable to common stockholders	(9,942)	(26,420)	(38,064)

Income from discontinued operations	26,723	11,800	13,660
Noncontrolling interests’ share of income from discontinued operations	(1,603)	(990)	(1,289)

Numerator for income from discontinued operations attributable to common stockholders	25,120	10,810	12,371

Adjusted net income (loss) attributable to common stockholders	$15,178	$(15,610)	$(25,693)

Denominator
Weighted average common shares outstanding—basic and dilutive	298,769	254,831	242,591

Earnings per Common Share—Basic and Diluted
Loss from continuing operations	$(0.03)	$(0.10)	$(0.16)
Income from discontinued operations	0.08	0.04	0.05

Net income (loss) attributable to common stockholders	$0.05	$(0.06)	$(0.11)

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents related to approximately 5.8 million, 5.5 million and 5.7 million stock options and phantom stock for the years ended December 31, 2013, 2012, and 2011 respectively, because their effect would be anti-dilutive.

Note 11 - Equity Based Compensation

Long-Term Incentive Plan

On October 10, 2006, we adopted, and our stockholders approved, our Long-Term Incentive Plan, as amended. We use our Long-Term Incentive Plan to grant restricted stock, stock options and other equity awards to our personnel and directors. Subject to adjustment upon certain corporate transactions or events, the total number of shares of our common stock subject to such awards may not exceed 23.0 million shares and in no event may any optionee receive options for more than 2.0 million shares on an annual basis.

Phantom Shares

Pursuant to the Long-Term Incentive Plan, we may grant phantom shares to our non-employee directors. Our phantom shares generally vest upon the first anniversary of the grant date, depending on the grant. Once vested and at the discretion of the grantee, the phantom stock can be converted into either cash or common stock at the option of the Company. Phantom shares are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the service period during which term the shares fully vest.

Restricted Stock

Restricted stock is recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which term the stock fully vests. Our restricted stock generally vests ratably over a period of four to five years, depending on the grant.

LTIP Units

Our LTIP Units generally vest ratably over a period of four to five years, depending on the grant. Vested LTIP Units can be redeemed for OP Units on a one-for-one basis which are converted to common stock upon redemption.

During the year ended December 31, 2013, 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 52% and a risk-free interest rate of 0.84%.

During the year ended December 31, 2012, 0.7 million LTIP Units were granted to senior executives, which vest over a four or five year period with a total fair value of $3.9 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 72% and risk-free interest rates ranging from 0.82% to 1.04%.

During the year ended December 31, 2011, we granted 0.6 million LTIP Units to senior executives, which vest over a period of four to five years with a total fair value $3.0 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using volatility factors ranging from 67% to 71% and risk-free interest rates ranging from 0.85% to 2.18%.

Multi-Year Outperformance Program

On January 11, 2011, we adopted a multi-year outperformance program, which is a long-term incentive compensation program, and granted awards under the program to certain officers and senior executives.

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

During the year ended December 31, 2013, we issued approximately 0.4 million LTIP Units with a grant date fair value of approximately $2.4 million. We did not grant any awards under the program during 2012 or 2011.

The following table summarizes the number of awards redeemed and converted to common stock on a one for one basis, the fair value at grant date for the awards vested during the period and the number of awards outstanding at period end related to phantom shares, restricted stock and LTIP Units:

	Phantom Shares	Restricted Stock	LTIP Units
During the year ended December 31, 2013:
Common stock issued for vested awards (in thousands)	20	187	—
Fair value of awards vested (in millions)	$0.4	$1.2	$2.1
Awards outstanding at end of period (in millions)	0.2	0.6	3.0
During the year ended December 31, 2012:
Common stock issued for vested awards (in thousands)	14	130	687
Fair value of awards vested (in millions)	$0.3	$0.7	$1.2
Awards outstanding at end of period (in millions)	0.2	0.5	1.9
During the year ended December 31, 2011:
Common stock issued for vested awards (in thousands)	46	120	82
Fair value of awards vested (in millions)	$0.3	$0.6	$4.6
Awards outstanding at end of period (in millions)	0.1	0.4	1.9

The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands):

	Phantom Shares		Restricted Stock		LTIP Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	54	$5.17	386	$4.82	1,329	$5.91
Granted	55	5.71	159	5.54	553	5.41
Vested	(54)	5.17	(123)	5.01	(653)	7.03
Forfeited	—	—	(74)	5.35	(219)	5.54

Unvested at December 31, 2011	55	$5.71	348	$4.97	1,010	$5.04
Granted	71	5.88	285	5.62	723	5.64
Vested	(55)	5.71	(130)	5.06	(237)	5.07
Forfeited	—	—	(6)	5.33	—	—

Unvested at December 31, 2012	71	$5.88	497	$5.32	1,496	$5.14
Granted	55	7.67	285	7.13	1,065	6.87
Vested	(71)	5.88	(187)	5.02	(791)	5.73
Forfeited	—	—	(42)	6.02	—	—

Unvested at December 31, 2013	55	$7.67	553	$6.30	1,770	$6.04

Stock Options

We may grant stock options to certain employees pursuant to our Long-Term Incentive Plan, as amended. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. No stock options were granted under our Long-Term Incentive Plan, as amended, prior to 2007. During the year ended December 31, 2013, we issued approximately 33,000 shares of common stock upon the exercise of options to purchase our common stock by certain employees. We did not grant any options during the years ended December 31, 2013 and 2012.

During the year ended December 31, 2011, options issued under the Long-Term Incentive Plan, as amended, were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options:

2011
Expected term (1)	5.50 – 6.25 years
Expected volatility	48.18% – 64.51%
Weighted average volatility	48.04%
Expected dividend yield	5.05% – 5.77%
Weighted average dividend yield	5.02%
Risk-free interest rate	0.97% – 2.55%

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

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2013, 2012 and 2011, as well as the total options exercisable as of December 31, 2013 (number of options and intrinsic value in thousands):

	Independent Director Option Plan	Employee Option Plan	Long-Term Incentive Plan	Weighted Average Option Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Issued and Outstanding as of December 31, 2010	80	74	3,598	$6.65
Granted	—	—	441	5.54	$1.66
Exercised	—	—	(243)	3.64			$338
Forfeited and/or expired	(15)	(74)	(757)	7.57

Issued and Outstanding as of December 31, 2011	65	—	3,039	$6.48
Granted	—	—	—	—	$—
Exercised	—	—	(321)	3.49			$846
Forfeited and/or expired	—	—	(11)	8.27

Issued and Outstanding as of December 31, 2012	65	—	2,707	$6.82
Granted	—	—	—	—	$—
Exercised	—	—	(100)	4.37			$309
Forfeited and/or expired	(20)	—	(21)	9.37

Issued and Outstanding as of December 31, 2013	45	—	2,586	$6.87		4.60	$3,729

Exercisable as of December 31, 2013	45	—	2,339	$6.87		4.80	$3,261

Equity Compensation Expense

The following table summarizes the amount recorded in “General and administrative” expense in our Consolidated Statement of Operations for the amortization of phantom shares, restricted stock, LTIP Units and stock options (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Phantom Shares	$0.4	$0.4	$0.3
Restricted Stock	1.2	1.0	0.7
LTIP Units	3.3	2.5	3.0
Stock Options	0.2	0.4	0.6

Total Equity Compensation Expense	5.1	4.3	4.6
Less Amount Capitalized Due to Development and Leasing Activities	(1.1)	(0.7)	(0.5)

Net Equity Compensation Expense	$4.0	$3.6	$4.1

The following table summarizes the remaining unrecognized expense and remaining period over which we expect to amortize the expense as of December 31, 2013 related to phantom shares, restricted stock, LTIP Units and stock options (dollars in millions):

	Unrecognized Expense as of December 31, 2013	Remaining Period to Recognize Expense
Phantom Shares	$0.1	4 months
Restricted Stock	$2.6	2.5 years
LTIP Units	$6.5	2.6 years
Stock Options	$0.2	1.0 years

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

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. Entities controlled by one of our executives have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third-party. Each venture partner will earn returns in accordance with their ownership interests. DCT has controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.

Note 13 - Income and Other Taxes

We operate and expect to continue to operate in a manner to meet all the requirements to qualify for REIT status. We have made our REIT election under Section 856 of the Code for the taxable year ended December 31,

2003 and have not revoked such election. In order for a former C corporation to elect to be a REIT, it must distribute 100% of its C corporation earnings and profits and agree to be subject to federal tax at the corporate level to the extent of any subsequently recognized built-in gains within a 10 year period. We did not have any built-in gains at the time of our conversion to REIT status. As a REIT, we generally will not be subject to federal income taxation at the corporate level to the extent we annually distribute 100% of our REIT taxable income, as defined under the Code, to our stockholders and satisfy other requirements. To continue to qualify as a REIT for federal tax purposes, we must distribute at least 90% of our REIT taxable income annually.

Summary of Current and Deferred Income Taxes

Components of the provision (benefit) for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Income tax expense (benefit)
Current:
Federal	$51	$26	$64
State	813	825	783
Foreign	(11)	62	22

Total current tax expense (benefit)	$853	$913	$869

Deferred:
Federal	$(755)	$(188)	$(638)
State	(41)	(9)	(88)

Total deferred tax expense (benefit)	$(796)	$(197)	$(726)

Total income tax expense (benefit)	$57	$716	$143

Consolidated Statements of Operations classification
Continuing operations expense	$68	$671	$132
Discontinued operations expense (benefit)	$(11)	$45	$11

Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable local laws and regulations, taking into account provisions of applicable double tax treaties. During the years ended December 31, 2013, 2012, and 2011, we incurred $(11,000), $62,000 and $22,000 of foreign income tax (benefit) expenses, respectively, resulting from our operations in Mexico. As of December 31, 2012, we had a $0.6 million value added tax and other tax receivable outstanding.

Deferred Income Taxes

Deferred income taxes represent the tax effect of temporary differences between the book and tax basis of assets and liabilities. As of December 31, 2013, we had recorded a $2.3 million deferred tax asset, net of valuation allowance of $2.3 million, included in the Consolidated Balance Sheets in “Other assets, net”, and a $0.8 million deferred tax liability, included in the Consolidated Balance Sheets in “Other liabilities”, for federal and state income taxes on our taxable REIT subsidiaries. As of December 31, 2012, we had recorded a $1.8 million deferred tax asset, net of valuation allowance of $2.5 million, and a $1.2 million deferred tax liability for federal and state income taxes on our taxable REIT subsidiaries. Deferred tax assets (liabilities) were as follows (in thousands):

	December 31, 2013
	2013	2012
Deferred tax assets:
Depreciation and amortization	$1,673	$1,399
Section 163(j) interest limitations	1,835	1,729
Unearned income	560	249
Net operating loss carryforwards	511	878
Other	(5)	70

Total deferred tax assets	$4,574	$4,325

Valuation allowance	(2,274)	(2,507)

Deferred tax assets, net	$2,300	$1,818

Deferred tax liabilities:
Basis difference—investment in properties	$(509)	$(513)
Basis difference—straight-line rent	(340)	(665)

Total deferred tax liabilities	$(849)	$(1,178)

Net deferred tax assets	$1,451	$640

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

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Segments:
East assets	$1,026,416	$875,845
Central assets	1,034,814	1,107,561
West assets	1,018,246	863,003

Total segment net assets	3,079,476	2,846,409
Non-segment assets:
Non-segment cash and cash equivalents	25,671	8,653
Other non-segment assets (1)	152,620	149,285
Assets held for sale	8,196	52,852

Total assets	$3,265,963	$3,057,199

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
East	$95,682	$82,909	$79,920
Central	111,017	90,037	76,376
West	79,519	63,893	55,240

Rental revenues	286,218	236,839	211,536
Institutional capital management and other fees	2,787	4,059	4,291

Total revenues	$289,005	$240,898	$215,827

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Loss from continuing operations” for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
East	$69,853	$60,666	$58,212
Central	76,327	61,800	50,660
West	60,013	47,983	41,297

Property NOI (1)	206,193	170,449	150,169
Institutional capital management and other fees	2,787	4,059	4,291
Real estate related depreciation and amortization	(130,002)	(109,993)	(103,333)
Casualty and involuntary conversion gain	296	1,174	—
Development profit	268	307	—
General and administrative	(28,010)	(25,763)	(25,251)
Equity in earnings (loss) of unconsolidated joint ventures, net	2,405	1,087	(2,556)
Impairment losses on investments in unconsolidated joint ventures	—	—	(1,953)
Interest expense	(63,394)	(69,274)	(63,645)
Interest and other income (expense)	274	85	(93)
Income tax expense and other taxes	(68)	(671)	(132)

Loss from continuing operations	$(9,251)	$(28,540)	$(42,503)

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

Included in the Central operating segment were assets as of December 31, 2012 of approximately $74.2 attributable to the Mexico operations. During October 2013, we sold our entire portfolio of assets located in Mexico consisting of 15 properties totaling 1.7 million square feet for gross proceeds of $82.7 million.

Note 15 - Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity and have been sold, or meet the criteria to be classified as held for sale, as discontinued operations. During the year ended December 31, 2013, we sold 51 operating properties to unrelated third-parties. Three of these properties were in the East operating segment, 47 were in the Central operating segment and one was in the West operating segment, together totaling approximately 6.8 million square feet. These sales resulted in gains of approximately $33.6 million and impairment losses totaling approximately $13.3 million. The impairment charge was recorded on a portfolio of 15 properties in Dallas sold in a single transaction as the assets’ carrying value exceeded their estimated fair value less costs to sell. The estimated fair value of these properties was based upon the contractual sales price, a Level 2 fair value measurement. We also classified one property in our Central operating segment as held for sale as of December 31, 2013.

During the year ended December 31, 2012, we sold 36 operating properties to unrelated third-parties. Sixteen of these properties were in the Central operating segment and 20 were in the East operating segment, together totaling approximately 4.1 million square feet. These sales resulted in gains of approximately $13.4 million and impairment losses totaling approximately $11.4 million. The impairment charge was recorded on a portfolio of 13 properties in Atlanta as the assets’ carrying value exceeded their estimated fair value less costs to sell. The estimated fair value of these properties was based upon the contractual sales price, a Level 2 fair value measurement.

During the year ended December 31, 2011, we sold 16 operating properties to unrelated third-parties. Six of the properties sold were in the Central operating segment and ten were in the East operating segment, together totaling approximately 2.7 million square feet. These sales resulted in gains of approximately $12.0 million and impairment losses totaling approximately $8.2 million. The impairment charge was recorded on a portfolio of nine properties in Charlotte as the assets’ carrying value exceeded their estimated fair value less costs to sell. The estimated fair value of these properties was based upon the contractual sales price, a Level 2 fair value measurement.

For the years ended December 31, 2013, 2012 and 2011 income from discontinued operations includes the results of operations of these properties prior to the date of sale. We included all results of these discontinued operations in a separate component of income in our Consolidated Statements of Operations under the heading “Income from discontinued operations.” This treatment resulted in certain reclassifications of financial statement amounts for the years ended December 31, 2013, 2012 and 2011. For further details of our policy on discontinued operations, impairment of assets held for sale and related fair value measurements, see Note 2—Summary of Significant Accounting Policies.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Rental revenues	$17,234	$34,061	$46,743
Rental expenses and real estate taxes	(3,538)	(7,735)	(11,095)
Real estate related depreciation and amortization	(7,118)	(16,694)	(25,656)
General and administrative	(157)	(301)	(676)

Operating income	6,421	9,331	9,316
Casualty gain	—	450	1,298
Interest expense	—	(129)	(609)
Interest and other income (expense)	(49)	232	(157)
Income tax benefit (expense) and other taxes	11	(45)	(11)

Operating income and other income	6,383	9,839	9,837
Gain on dispositions of real estate interests	33,619	13,383	12,030
Impairment losses	(13,279)	(11,422)	(8,207)

Income from discontinued operations	$26,723	$11,800	$13,660

Note 16 - Quarterly Results (Unaudited)

The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2013 and 2012 (in thousands except per share information). Certain reclassifications have been made to prior period results to conform to the current presentation, related to discontinued operations. The following disclosures exclude the results from discontinued operations (see Note 15—Discontinued Operations and Assets Held for Sale for additional information):

	For the Quarter Ended				For the Year Ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$68,121	$70,031	$73,730	$77,123	$289,005
Total operating expenses	$55,406	$59,566	$58,480	$64,289	$237,741
Operating income	$12,715	$10,465	$15,250	$12,834	$51,264
Income (loss) from continuing operations	$(3,430)	$(4,551)	$1,010	$(2,280)	$(9,251)
Income (loss) from discontinued operations	$5,066	$16,218	$(11,793)	$17,232	$26,723
Net (income) loss attributable to common stockholders	$1,279	$10,809	$(10,157)	$13,939	$15,870
Earnings per common share—basic:
Income (loss) from continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)	$(0.03)
Income (loss) from discontinued operations	0.01	0.05	(0.03)	0.05	0.08

Net income (loss) attributable to common stockholders	$0.00	$0.04	$(0.03)	$0.04	$0.05

Earnings per common share—diluted:
Income (loss) from continuing operations	$(0.01)	$(0.01)	$0.00	$(0.01)	$(0.03)
Income (loss) from discontinued operations	0.01	0.05	(0.03)	0.05	0.08

Net income (loss) attributable to common stockholders	$0.00	$0.04	$(0.03)	$0.04	$0.05

Basic common shares outstanding	281,063	290,977	304,768	317,856	298,769
Diluted common shares outstanding	281,063	290,977	305,673	317,856	298,769

	For the Quarter Ended				For the Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$57,681	$57,856	$61,080	$64,281	$240,898
Total operating expenses	$48,841	$49,265	$51,738	$51,128	$200,972
Operating income	$8,840	$8,591	$9,342	$13,153	$39,926
Income (loss) from continuing operations	$(9,138)	$(8,721)	$(6,704)	$(3,977)	$(28,540)
Income (loss) from discontinued operations	$2,308	$(8,820)	$14,964	$3,348	$11,800
Net (income) loss attributable to common stockholders	$(6,004)	$(15,785)	$7,548	$(845)	$(15,086)
Earnings per common share—basic and diluted:
Income (loss) from continuing operations	$(0.04)	$(0.03)	$(0.02)	$(0.01)	$(0.10)
Income (loss) from discontinued operations	0.01	(0.03)	0.05	0.01	0.04

Net income (loss) attributable to common stockholders	$(0.03)	$(0.06)	$0.03	$0.00	$(0.06)

Basic and diluted common shares outstanding	246,367	248,107	253,657	271,066	254,831

Note 17 - Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted other than those mentioned in Note 4—Investments in and Advances to Unconsolidated Joint Ventures.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

			Initial Cost to Company (4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2013
Property	Number of Buildings	Encum- brances (5)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
		(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Newpoint I	1	$—	$2,143	$12,908	$15,051	$(780	)(2)	$2,088	$12,183	$14,271	$(3,720)	03/31/04	1997
Eagles Landing	1	—	2,595	13,475	16,070	(603	)(2)	2,595	12,872	15,467	(4,725)	06/08/04	2003
Southcreek	4	—	7,843	45,385	53,228	6,701		8,342	51,587	59,929	(16,636)	6/8/2004- 2/13/2009	1999-2006
Breckinridge Industrial	2	—	1,950	10,159	12,109	(952	)(2)	1,950	9,207	11,157	(2,603)	10/01/04	2000
Westgate Industrial	1	3,350	2,140	4,801	6,941	1,501		2,140	6,302	8,442	(1,859)	10/01/04	1988
Westpark Industrial	2	—	2,176	6,719	8,895	995		2,176	7,714	9,890	(2,708)	10/01/04	1981
Cobb Industrial	2	—	1,120	5,249	6,369	(291	)(2)	1,120	4,958	6,078	(1,423)	10/01/04	1996
Cabot Parkway Industrial	1	—	1,103	6,616	7,719	(542	)(2)	1,103	6,074	7,177	(1,623)	10/01/04	2000
Atlanta NE Portfolio	1	3,795	1,197	9,647	10,844	(282	)(2)	1,197	9,365	10,562	(2,644)	11/05/04	1987
Northmont Parkway	5	3,894	4,556	22,726	27,282	1,643		4,556	24,369	28,925	(7,444)	12/03/04	2003
Fulton Industrial Boulevard	3	—	1,850	13,480	15,330	1,642		1,850	15,122	16,972	(6,143)	07/21/05	1973-1996
Penney Road	1	—	401	4,145	4,546	325		401	4,470	4,871	(1,319)	07/21/05	2001
Southfield Parkway	1	1,661	523	3,808	4,331	(14	)(2)	523	3,794	4,317	(1,122)	07/21/05	1994
Livingston Court	2	—	919	6,878	7,797	(266	)(2)	919	6,612	7,531	(2,708)	07/21/05	1985
Peterson Place	3	—	466	6,015	6,481	21		466	6,036	6,502	(2,281)	07/21/05	1984
McGinnis Ferry	1	—	700	6,855	7,555	1,558		691	8,422	9,113	(1,849)	07/21/05	1993
South Royal Atlanta Drive	1	—	174	1,896	2,070	189		174	2,085	2,259	(722)	07/21/05	1986
Buford Development	1	2,738	1,370	7,151	8,521	1,879		1,370	9,030	10,400	(2,335)	03/31/06	2006
Evergreen Boulevard	2	8,829	3,123	14,265	17,388	(360	)(2)	3,123	13,905	17,028	(3,909)	06/09/06	1999
Pleasantdale	1	—	790	1,503	2,293	312		819	1,786	2,605	(305)	07/11/11	1995
Evergreen Drive	1	4,497	1,580	7,359	8,939	582		1,580	7,941	9,521	(659)	04/10/12	2001
Johnson Road	2	—	1,372	4,707	6,079	222		1,372	4,929	6,301	(317)	03/28/13	2007
Southfield	1	—	954	3,153	4,107	42		954	3,195	4,149	(285)	05/10/13	1997
Battle Drive	1	—	4,950	13,990	18,940	172		4,950	14,162	19,112	(201)	10/03/13	1999

TOTAL ATLANTA MARKET	41	28,764	45,995	232,890	278,885	13,694		46,459	246,120	292,579	(69,540)
Delta Portfolio	7	—	8,762	36,806	45,568	2,344		8,699	39,213	47,912	(11,018)	04/12/05	1986-1993
Charwood Road	1	4,656	1,960	10,261	12,221	438		1,960	10,699	12,659	(3,314)	07/21/05	1986
Greenwood Place	2	4,713	2,566	12,918	15,484	1,095		2,566	14,013	16,579	(3,950)	07/21/05	1978-1984
Guilford Road	1	—	1,879	6,650	8,529	1,876		1,879	8,526	10,405	(2,894)	06/09/06	1989
Bollman Place	1	—	1,654	6,202	7,856	448		1,654	6,650	8,304	(1,713)	06/09/06	1986
Dulles	6	—	—	—	—	47,225		11,125	36,100	47,225	(5,652)	08/04/06	2007-2012
Beckley	1	—	3,002	10,700	13,702	572		3,002	11,272	14,274	(2,928)	09/10/10	1992

TOTAL BALTIMORE/WASHINGTON MARKET	19	9,369	29,817	112,102	141,919	15,439		30,885	126,473	157,358	(31,469)
Marine Drive	1	—	2,764	17,419	20,183	—		2,765	17,418	20,183	(531)	05/10/13	1994

TOTAL CHARLOTTE MARKET	1	—	2,764	17,419	20,183	—		2,765	17,418	20,183	(531)
Route 22	1	—	5,183	20,100	25,283	(3,599	)(2)	5,183	16,501	21,684	(4,661)	07/20/05	2003
High Street Portfolio	3	—	4,853	10,334	15,187	1,115		4,853	11,449	16,302	(3,900)	10/26/05	1975-1988
Independence Avenue	1	—	3,133	17,542	20,675	483		3,133	18,025	21,158	(4,144)	12/26/06	1999
Bobali Drive	3	—	4,107	9,288	13,395	540		4,107	9,828	13,935	(2,625)	02/09/07	1998-1999
Snowdrift	1	—	972	3,770	4,742	786		972	4,556	5,528	(326)	12/27/12	1989
Silver Springs	1	—	940	3,120	4,060	143		940	3,263	4,203	(243)	05/10/13	2001
Commerce Circle	1	—	6,449	20,873	27,322	1,573		6,449	22,446	28,895	(790)	05/10/13	2006
Bethlehem Crossing	3	—	10,855	35,912	46,767	248		10,855	36,160	47,015	(1,287)	06/28/13	2004

TOTAL PENNSYLVANIA MARKET	14	—	36,492	120,939	157,431	1,289		36,492	122,228	158,720	(17,976)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2013

			Initial Cost to Company (4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2013
Property	Number of Buildings	Encum- brances (5)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
		(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Gary Ave	1	—	3,191	18,505	21,696	1,668		3,191	20,173	23,364	(4,409)	01/05/05	2001
Blackhawk Portfolio	5	—	6,671	40,877	47,548	2,358		6,667	43,239	49,906	(15,978)	06/13/05	1974-1987
East Fabyan Parkway	1	—	1,790	10,929	12,719	880		1,790	11,809	13,599	(5,480)	07/21/05	1975
Frontenac Road	1	—	1,647	5,849	7,496	269		1,647	6,118	7,765	(2,510)	07/21/05	1995
South Wolf Road	1	8,252	4,836	18,794	23,630	2,136		4,836	20,930	25,766	(8,414)	07/21/05	1982
Laramie Avenue	1	3,578	1,442	7,985	9,427	856		1,412	8,871	10,283	(3,417)	07/21/05	1972
West 123rd Place	1	684	644	5,935	6,579	1,804		644	7,739	8,383	(3,360)	07/21/05	1975
Stern Avenue	1	—	505	4,947	5,452	(1,867	)(2)	505	3,080	3,585	(1,566)	07/21/05	1979
Mitchell Court	1	6,746	5,036	8,578	13,614	751		5,036	9,329	14,365	(3,398)	05/01/07	1985
Veterans Parkway	1	—	2,108	—	2,108	7,336		2,108	7,336	9,444	(2,375)	10/20/05	2005
Lunt Avenue	1	—	1,620	1,988	3,608	222		1,620	2,210	3,830	(842)	03/17/06	2005
Mission Street	1	—	1,765	2,377	4,142	249		1,765	2,626	4,391	(1,592)	09/08/08	1991
Wolf Rd	1	—	1,908	2,392	4,300	70		1,930	2,440	4,370	(582)	11/22/10	1971
S Lombard Rd	1	—	1,216	2,136	3,352	2,065		1,216	4,201	5,417	(746)	04/15/11	2012
Arthur Avenue	1	—	3,231	1,469	4,700	468		3,203	1,965	5,168	(301)	12/30/11	1959
Center Avenue	1	—	4,128	9,896	14,024	3,513		4,128	13,409	17,537	(1,274)	04/19/12	2000
Greenleaf	1	—	625	952	1,577	3,683		698	4,562	5,260	(49)	10/19/12	1962
Supreme Drive	1	4,677	1,973	5,828	7,801	541		1,973	6,369	8,342	(749)	11/15/12	1994
White Oak	1	—	3,114	5,136	8,250	23		3,114	5,159	8,273	(469)	12/10/12	1998
Della Court	1	—	1,278	3,613	4,891	25		1,278	3,638	4,916	(322)	12/27/12	2003
Joliet Road	1	—	5,382	12,902	18,284	1,853		5,382	14,755	20,137	(863)	12/27/12	2004
Veterans	1	—	2,009	7,933	9,942	20		2,009	7,953	9,962	(386)	05/10/13	2005
Central Ave	1	—	11,975	2,625	14,600	352		11,975	2,977	14,952	(740)	05/10/13	1960
Fox River Business Center	6	—	11,828	41,346	53,174	2,010		11,828	43,356	55,184	(856)	10/09/13	2007
Morse Avenue	1	—	2,400	1,119	3,519	14		2,400	1,133	3,533	(59)	10/31/13	1969

TOTAL CHICAGO MARKET	34	23,937	82,322	224,111	306,433	31,299		82,355	255,377	337,732	(60,737)
Park West	5	—	5,893	39,878	45,771	(2,396	)(2)	5,771	37,604	43,375	(11,096)	06/08/04	1997-2003
Northwest Business Center	1	—	299	4,486	4,785	(1,959	)(2)	299	2,527	2,826	(990)	05/03/04	1995
New Buffington Road	2	5,124	1,618	8,500	10,118	3,953		1,618	12,453	14,071	(5,096)	07/21/05	1981
Olympic Boulevard	3	(1)	2,096	11,788	13,884	1,895		2,096	13,683	15,779	(4,784)	07/21/05	1989
Mineola Pike	1	—	625	4,642	5,267	54		625	4,696	5,321	(1,572)	07/21/05	1983
Industrial Road	2	—	629	3,344	3,973	1,256		628	4,601	5,229	(1,647)	07/21/05	1987
Dolwick Drive	1	(1)	579	4,670	5,249	256		579	4,926	5,505	(1,728)	07/21/05	1979
Best Place	1	—	1,131	5,516	6,647	2,299		1,131	7,815	8,946	(2,819)	07/21/05	1996
Distribution Circle	1	—	688	6,838	7,526	1,579		688	8,417	9,105	(2,842)	07/21/05	1981
Creek Road	1	—	377	4,925	5,302	248		377	5,173	5,550	(2,046)	06/09/06	1983
Power Line Drive	1	—	70	261	331	(3	)(2)	70	258	328	(60)	06/09/06	1984
Foundation Drive	4	—	706	3,471	4,177	404		706	3,875	4,581	(1,221)	06/09/06	1984-1987
Jamilke Drive	6	—	1,206	8,887	10,093	1,182		1,206	10,069	11,275	(3,100)	06/09/06	1984-1987
Port Union	2	—	7,649-	22,780-	30,429-	3,420		7,649	26,200	33,849	(3,091)	11/09/07	2007

TOTAL CINCINNATI MARKET	31	5,122	23,566	129,986	153,552	12,188		23,443	142,297	165,740	(42,092)
Commodity Boulevard	2	—	3,891	36,799	40,690	(728	)(2)	3,891	36,071	39,962	(11,064)	07/21/05	2000-2005
Industrial Drive	1	2,848	683	7,136	7,819	(313	)(2)	683	6,823	7,506	(1,954)	07/21/05	1995
Zane Trace Drive	1	—	288	3,091	3,379	182		288	3,273	3,561	(1,427)	03/14/06	1980
Rickenbacker	1	—	1,781	17,014	18,795	158		1,781	17,172	18,953	(4,583)	05/19/06	2000
Creekside	3	—	3,617	37,470	41,087	119		3,617	37,589	41,206	(12,239)	05/19/06	1999-2002

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2013

			Initial Cost to Company (4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2013
Property	Number of Buildings	Encum- brances (5)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
		(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)		(in thousands)	(in thousands)	(in thousands)	(in thousands)
SouthPark	3	—	1,628	13,504	15,132	533		1,628	14,037	15,665	(4,320)	05/19/06	1990-1999
Lasalle Drive	1	6,650	1,839	12,391	14,230	614		2,304	12,540	14,844	(3,952)	08/08/07	2004

TOTAL COLUMBUS MARKET	12	9,498	13,727	127,405	141,132	565		14,192	127,505	141,697	(39,539)
Freeport Parkway	1	—	981	10,392	11,373	(1,181	)(2)	981	9,211	10,192	(2,757)	12/15/03	1999
Pinnacle	1	—	521	9,683	10,204	(653	)(2)	521	9,030	9,551	(2,829)	12/15/03	2001
Market Industrial	5	—	1,481	15,507	16,988	(487	)(2)	1,481	15,020	16,501	(4,228)	10/01/04	1981-1985
Shiloh Industrial	1	—	459	4,173	4,632	60		459	4,233	4,692	(1,203)	10/01/04	1984
Avenue R Industrial I	1	—	189	2,231	2,420	145		189	2,376	2,565	(729)	10/01/04	1980
Avenue R Industrial II	1	—	271	1,139	1,410	168		271	1,307	1,578	(460)	10/01/04	1980
Westfork Center Industrial	3	—	503	5,977	6,480	499		503	6,476	6,979	(1,909)	10/01/04	1980
Grand River Rd	1	—	1,380	14,504	15,884	(1,540	)(2)	1,380	12,964	14,344	(4,786)	12/03/04	2004
Diplomat Drive	1	—	532	3,136	3,668	1,980		532	5,116	5,648	(1,996)	05/26/05	1986
North 28th Street	1	—	—	6,145	6,145	(844	)(2)	—	5,301	5,301	(2,234)	07/21/05	2000
Esters Boulevard	1	—	—	22,072	22,072	(1,160	)(2)	—	20,912	20,912	(6,958)	07/21/05	1984-1999
West Story Drive	1	—	777	4,646	5,423	478		777	5,124	5,901	(2,185)	07/21/05	1997
Meridian Drive	1	1,222	410	4,135	4,545	327		410	4,462	4,872	(1,879)	07/21/05	1975
Gateway Drive	1	—	463	2,152	2,615	667		463	2,819	3,282	(1,069)	07/21/05	1988
Valwood Parkway	1	—	1,252	6,779	8,031	169		1,252	6,948	8,200	(1,991)	07/21/05	1984-1996
108th Street	1	—	83	899	982	(60	)(2)	83	839	922	(360)	07/21/05	1972
Champion Drive	1	1,401	672	2,598	3,270	1,072		672	3,670	4,342	(1,129)	07/21/05	1984
Sanden Drive	1	—	207	2,258	2,465	412		207	2,670	2,877	(741)	07/21/05	1994
North Great Southwest Parkway	2	2,317	1,384	3,727	5,111	1,867		1,904	5,074	6,978	(1,591)	07/21/05	1963-1964
Royal Lane	1	—	—	3,200	3,200	238		—	3,438	3,438	(1,453)	07/21/05	1986
GSW Gateway Three	1	—	1,669	11,622	13,291	61		1,669	11,683	13,352	(4,717)	01/13/06	2001
Pinnacle Point Drive	1	7,820	3,915	18,537	22,452	3,582		3,915	22,119	26,034	(1,656)	06/29/12	2006
Ashmore Lane	1	—	3,856	16,352	20,208	1,727		3,856	18,079	21,935	(985)	12/27/12	2004
La Reunion	1	—	1,469	6,778	8,247	283		1,469	7,061	8,530	(454)	04/09/13	1983
Statesman Drive	1	—	574	1,978	2,552	—		574	1,978	2,552	(70)	08/14/13	1987
Diplomacy	1	—	878	3,057	3,935	—		878	3,057	3,935	—	12/20/13	1985
Eisenhower	1	—	1,105	5,545	6,650	5		1,105	5,550	6,655	—	12/30/13	2006

TOTAL DALLAS MARKET	34	12,760	25,031	189,222	214,253	7,815		25,551	196,517	222,068	(50,369)
Interpark 70	1	4,343	1,383	7,566	8,949	(859	)(2)	1,383	6,707	8,090	(2,162)	09/30/04	1998
Pecos Street	1	—	1,860	4,821	6,681	91		1,860	4,912	6,772	(789)	08/08/11	2003

TOTAL DENVER MARKET	2	4,343	3,243	12,387	15,630	(768)		3,243	11,619	14,862	(2,951)
West By Northwest	1	—	1,033	7,564	8,597	(227	)(2)	1,033	7,337	8,370	(2,345)	10/30/03	1997
Bondesen Business Park	7	—	1,007	23,370	24,377	(223	)(2)	988	23,166	24,154	(6,957)	06/03/04	2001-2002
Beltway 8 Business Park	7	8,206	1,679	25,565	27,244	(1,294	)(2)	1,679	24,271	25,950	(8,397)	6/3/2004- 7/1/2005	2001-2003
Greens Crossing	3	—	1,225	10,202	11,427	1,595		1,225	11,797	13,022	(3,677)	07/01/05	1998-2000
Gateway at Central Green	2	—	1,079	9,929	11,008	631		1,079	10,560	11,639	(3,404)	09/20/05	2001
Fairbanks Center	1	—	707	5,205	5,912	537		707	5,742	6,449	(1,735)	03/27/06	1999
Bondesen North	4	—	3,345	11,030	14,375	(317	)(2)	2,975	11,083	14,058	(2,586)	06/08/07	2006
Northwest Place	1	—	1,821	11,406	13,227	1,511		1,821	12,917	14,738	(3,255)	06/14/07	1997
Warehouse Center Drive	1	2,910	1,296	6,782	8,078	12		1,296	6,794	8,090	(2,165)	12/03/07	2006

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2013

			Initial Cost to Company (4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2013
Property	Number of Buildings	Encum- brances (5)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
		(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Air Center Drive	1	—	763	1,876	2,639	305		711	2,233	2,944	(497)	11/09/10	1997
Beltway Antoine	7	—	7,058	31,875	38,933	1,018		7,058	32,893	39,951	(6,775)	08/11/11	2007-2008
Proterra	1	—	2,573	8,289	10,862	2,383		2,573	10,672	13,245	(535)	08/31/12	2013
Greens Parkway	1	—	704	4,093	4,797	148		704	4,241	4,945	(550)	12/07/11	2007
Claymoore Business Center	2	—	1,491	4,967	6,458	1,193		1,491	6,160	7,651	(879)	05/09/12	2001
Pinemont	1	2,488	1,448	6,969	8,417	212		1,448	7,181	8,629	(1,484)	06/29/12	2000
State Highway 225	2	5,893	4,062	10,657	14,719	1,196		4,062	11,853	15,915	(983)	12/13/12	1981-1983
Aeropark	1	—	1,723	7,065	8,788	(98	)(2)	1,723	6,967	8,690	(37)	12/06/13	1999

TOTAL HOUSTON MARKET	43	19,497	33,014	186,844	219,858	8,582		32,573	195,867	228,440	(46,261)
Plainfield	2	—	3,095	31,369	34,464	(595	)(2)	3,095	30,774	33,869	(7,955)	4/13/2003- 4/13/2006	1997-2000
Guion Road	1	—	2,200	11,239	13,439	261		2,200	11,500	13,700	(3,261)	12/15/05	1995
Franklin Road	3	—	2,292	11,949	14,241	5,185		2,292	17,134	19,426	(6,851)	02/27/06	1973
Perry Road	1	—	1,106	7,268	8,374	(182	)(2)	1,106	7,086	8,192	(1,785)	10/10/07	1995

TOTAL INDIANAPOLIS MARKET	7	—	8,693	61,825	70,518	4,669		8,693	66,494	75,187	(19,852)
Riverport	1	—	1,279	8,812	10,091	(1,009	)(2)	1,279	7,803	9,082	(2,623)	05/03/04	1996
Freeport	1	—	2,523	18,693	21,216	(455	)(2)	2,523	18,238	20,761	(4,872)	03/14/07	1999
Louisville Logistics Center	1	—	2,177	11,932	14,109	(987	)(2)	2,177	10,945	13,122	(2,523)	10/12/07	2002

TOTAL LOUISVILLE MARKET	3	—	5,979	39,437	45,416	(2,451)		5,979	36,986	42,965	(10,018)
Chickasaw	2	—	1,141	13,837	14,978	(1,149	)(2)	1,141	12,688	13,829	(4,060)	07/22/03	2000-2002
Memphis Portfolio	5	8,780	12,524	73,700	86,224	2,513		12,574	76,163	88,737	(24,861)	2/16/2005- 4/6/2005	1997-2000
Deltapoint	1	—	2,299	24,436	26,735	5,527		2,299	29,963	32,262	(6,337)	06/29/07	2006

TOTAL MEMPHIS MARKET	8	8,780	15,964	111,973	127,937	6,891		16,014	118,814	134,828	(35,258)
Miami Service Center	1	—	1,110	3,811	4,921	607		1,110	4,418	5,528	(1,625)	04/07/05	1987
Miami Commerce Center	1	2,948	3,050	10,769	13,819	4,474		3,050	15,243	18,293	(4,389)	04/13/05	1991
Northwest 70th Avenue	2	—	10,025	16,936	26,961	5,743		10,025	22,679	32,704	(9,763)	06/09/06	1972-1976
North Andrews Avenue	1	—	6,552	6,101	12,653	715		6,552	6,816	13,368	(2,179)	06/09/06	1999
Northwest 30th Terrace	1	—	3,273	4,196	7,469	1,364		3,273	5,560	8,833	(873)	02/18/11	1994
Pan America	2	—	6,426	10,409	16,835	9,451		6,396	19,890	26,286	(790)	07/19/11	2013
Northwest 34th Street	1	—	946	3,239	4,185	240		946	3,479	4,425	(419)	06/25/12	2000
Miami Gardens	1	—	4,480	7,562	12,042	(38	)(2)	4,480	7,524	12,004	(209)	10/22/13	1969

TOTAL MIAMI MARKET	10	2,948	35,862	63,023	98,885	22,556		35,832	85,609	121,441	(20,247)
Eastgate	1	—	1,445	13,352	14,797	(627	)(2)	1,445	12,725	14,170	(3,468)	03/19/04	2002
Mid South Logistics Center	1	—	1,772	18,288	20,060	1,781		1,850	19,991	21,841	(6,705)	06/29/04	2001
Rockdale Distribution Center	1	—	2,940	12,188	15,128	6,845		2,940	19,033	21,973	(3,225)	12/28/05	2013
Logistics Way	1	—	621	17,763	18,384	(1,151	)(2)	621	16,612	17,233	(3,622)	09/28/09	2007

TOTAL NASHVILLE MARKET	4	—	6,778	61,591	68,369	6,848		6,856	68,361	75,217	(17,020)
Brunswick Avenue	1	—	3,665	16,380	20,045	2,508		3,665	18,888	22,553	(4,807)	07/21/05	1986
Campus Drive	1	—	1,366	4,841	6,207	1,136		1,366	5,977	7,343	(2,276)	07/21/05	1975
Hanover Ave	1	—	4,940	8,026	12,966	(232	)(2)	4,940	7,794	12,734	(1,732)	12/28/05	1988
Rockaway	3	—	5,881	12,521	18,402	2,870		5,881	15,391	21,272	(6,312)	12/29/05	1974
Lake Drive	1	—	1,699	6,898	8,597	675		1,699	7,573	9,272	(1,985)	05/25/06	1988
Market Street	2	—	2,298	7,311	9,609	(334	)(2)	2,298	6,977	9,275	(2,175)	06/06/06	1990

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2013

			Initial Cost to Company (4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2013
Property	Number of Buildings	Encum- brances (5)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
		(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Kennedy Drive	1	—	3,044	6,583	9,627	400		3,044	6,983	10,027	(1,351)	04/14/10	2001
Railroad Avenue	1	—	6,494	10,996	17,490	312		6,494	11,308	17,802	(3,133)	01/28/11	1964
Pierce Street	1	—	2,472	4,255	6,727	1,432		2,472	5,687	8,159	(306)	12/27/12	2003
Pencader	1	—	1,738	2,558	4,296	64		1,738	2,622	4,360	(206)	05/10/13	1989
Seaview	1	—	5,910	10,423	16,333	—		5,910	10,423	16,333	—	12/20/13	1980

TOTAL NEW JERSEY MARKET	14	—	39,507	90,792	130,299	8,831		39,507	99,623	139,130	(24,283)
Eden Rock Industrial	1	—	998	2,566	3,564	146		998	2,712	3,710	(1,216)	10/01/04	1973
Bayside Distribution Center	2	9,530	6,875	15,254	22,129	(1,077	)(2)	6,875	14,177	21,052	(3,790)	11/03/04	1998-2000
Fite Court	1	—	5,316	15,499	20,815	1,161		5,316	16,660	21,976	(4,452)	12/28/06	2003
California Logistics Centre	1	—	5,672	20,499	26,171	(2,987	)(2)	5,672	17,512	23,184	(4,544)	04/21/06	2001
Cherry Street	3	—	12,584	24,582	37,166	2,202		12,584	26,784	39,368	(8,557)	06/09/06	1960-1990
Pike Lane	3	—	2,880	8,328	11,208	(41	)(2)	2,880	8,287	11,167	(2,401)	06/09/06	1982
South Vasco Road	1	—	2,572	14,809	17,381	(485	)(2)	2,572	14,324	16,896	(3,882)	06/09/06	1999
McLaughlin Avenue	1	—	3,424	5,507	8,931	75		3,424	5,582	9,006	(2,075)	06/09/06	1975
Park Lane	5	—	10,977	17,216	28,193	(182	)(2)	10,977	17,034	28,011	(6,398)	06/09/06	1960-1966
Valley Drive	4	—	11,238	14,244	25,482	1,883		11,238	16,127	27,365	(5,506)	06/09/06	1960-1971
Old Country Road	1	—	1,557	1,503	3,060	182		1,557	1,685	3,242	(675)	06/09/06	1969
Cypress Lane	1	—	2,211	2,196	4,407	454		2,211	2,650	4,861	(1,326)	06/09/06	1970
Rollins Road	1	19,021	17,800	17,621	35,421	338		17,659	18,100	35,759	(2,957)	11/04/11	1997
Coliseum Way	1	—	10,229	18,255	28,484	2,032		10,229	20,287	30,516	(1,391)	12/11/12	1967
Alpine Way	1	—	2,321	2,502	4,823	—		2,321	2,502	4,823	(85)	06/25/13	1986

TOTAL NORTHERN CALIFORNIA MARKET	27	28,551	96,654	180,581	277,235	3,701		96,513	184,423	280,936	(49,255)
Cypress Park East	2	8,617	2,627	13,055	15,682	1,448		2,627	14,503	17,130	(3,768)	10/22/04	2000
East Landstreet Road	3	—	2,251	11,979	14,230	321		2,251	12,300	14,551	(3,421)	06/09/06	1997-2000
Boggy Creek Road	8	—	8,098	30,984	39,082	1,830		8,098	32,814	40,912	(8,389)	06/09/06	1993-2007
ADC North Phase I	2	—	2,475-	11,941	14,416-	1,676		2,475	13,617	16,092	(2,321)	12/19/2006- 12/20/2006	2008-2009
American Way	1	—	3,603	8,667	12,270	(399	)(2)	3,603	8,268	11,871	(1,648)	08/16/07	1997
Director’s Row	1	—	524	2,519	3,043	33		524	2,552	3,076	(616)	03/01/11	1994
GE Portfolio	3	—	4,715	12,513	17,228	937		4,715	13,450	18,165	(2,218)	09/01/11	1975-1999

TOTAL ORLANDO MARKET	20	8,617	24,293	91,658	115,951	5,846		24,293	97,504	121,797	(22,381)
North Industrial	2	4,689	4,566	15,899	20,465	1,613		4,566	17,512	22,078	(5,654)	10/01/04	1995-1999
South Industrial I	2	3,912	2,876	14,120	16,996	1,440		2,829	15,607	18,436	(5,427)	10/01/04	1987
South Industrial II	1	—	1,235	4,902	6,137	(1,189	)(2)	1,235	3,713	4,948	(944)	10/01/04	1990
West Southern Industrial	1	—	555	3,376	3,931	(335	)(2)	555	3,041	3,596	(831)	10/01/04	1984
West Geneva Industrial	3	—	413	2,667	3,080	326		413	2,993	3,406	(970)	10/01/04	1981
West 24th Industrial	2	—	870	4,575	5,445	871		870	5,446	6,316	(2,574)	10/01/04	1979-1980
Sky Harbor Transit Center	1	—	2,534	7,597	10,131	(843	)(2)	2,534	6,754	9,288	(1,890)	11/24/04	2002
Roosevelt Distribution Center	1	—	1,154	6,441	7,595	(211	)(2)	1,154	6,230	7,384	(1,429)	05/19/06	1988
North 45th Street	1	—	3,149	5,051	8,200	14		3,149	5,065	8,214	(940)	06/30/11	2001
Broadway Industrial Portfolio	3	—	4,725	17,708	22,433	79		4,725	17,787	22,512	(501)	08/22/13	1981

TOTAL PHOENIX MARKET	17	8,601	22,077	82,336	104,413	1,765		22,030	84,148	106,178	(21,160)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2013

			Initial Cost to Company (4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2013
Property	Number of Buildings	Encum- brances (5)	Land	Building & Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
		(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Industry Drive North	2	8,493	5,753	16,039	21,792	1,297		5,753	17,336	23,089	(5,536)	07/21/05	1996
South 228th Street	1	8,978	3,025	13,694	16,719	1,586		3,025	15,280	18,305	(3,801)	07/21/05	1996
64th Avenue South	1	5,570	3,345	9,335	12,680	642		3,345	9,977	13,322	(2,647)	07/21/05	1996
South 192nd Street	1	—	1,286	3,433	4,719	136		1,286	3,569	4,855	(1,054)	07/21/05	1986
South 212th Street	1	—	3,095	10,253	13,348	556		3,095	10,809	13,904	(2,823)	08/01/05	1996
Southwest 27th Street	1	6,805	4,583	8,353	12,936	48		4,583	8,401	12,984	(4,371)	07/21/05	1995
13610 52nd St	1	—	4,018	9,571	13,589	1		4,018	9,572	13,590	(1,349)	12/01/10	2006
Southwest 27th Street-Alpak	1	—	4,313	4,687	9,000	130		4,313	4,817	9,130	(644)	10/14/11	2003
Milwaukee Avenue	1	—	2,287	7,213	9,500	12		2,278	7,234	9,512	(663)	08/31/12	1987
Sumner II	1	—	672	1,178	1,850	326		672	1,504	2,176	(22)	10/15/12	2007
East Park Bldg 5	1	—	980	2,061	3,041	6		980	2,067	3,047	(114)	08/30/13	1997

TOTAL SEATTLE MARKET	12	29,846	33,357	85,817	119,174	4,740		33,348	90,566	123,914	(23,024)
Rancho Technology Park	1	—	2,790	7,048	9,838	(400	)(2)	2,790	6,648	9,438	(1,873)	10/16/03	2002
Foothill Business Center	3	—	13,315	9,112	22,427	(605	)(2)	13,315	8,507	21,822	(2,865)	12/09/04	2000
East Slauson Avenue	3	9,162	5,499	14,775	20,274	3,083		5,499	17,858	23,357	(8,046)	07/21/05	1962-1976
Airport Circle	1	—	3,098	8,368	11,466	1,213		3,098	9,581	12,679	(2,746)	07/21/05	1992
Cota Street	1	—	2,802	7,624	10,426	48		2,802	7,672	10,474	(2,344)	07/21/05	1987
Twin Oaks Valley Road	2	—	1,815	7,855	9,670	152		1,815	8,007	9,822	(2,050)	07/21/05	1978-1988
Meyer Canyon	1	—	5,314	9,929	15,243	1,488		5,608	11,123	16,731	(2,592)	06/30/06	2001
Mira Loma	1	—	7,919	6,668	14,587	203		7,919	6,871	14,790	(1,189)	12/23/08	1997
Sycamore Canyon	2	—	6,356	36,088	42,444	1,346		6,356	37,434	43,790	(7,636)	09/09/09	2007
Colombard Ct	1	1,972	1,264	3,237	4,501	(1	)(2)	1,264	3,236	4,500	(1,098)	07/29/10	1990
E Airport Drive	1	—	905	2,744	3,649	—		905	2,744	3,649	(783)	12/23/10	1990
Truck Courts	3	—	26,392	17,267	43,659	5		26,392	17,272	43,664	(2,537)	12/29/10	1971-1988
Haven A	1	7,676	5,783	19,578	25,361	(2,107	)(2)	5,783	17,471	23,254	(1,892)	12/31/10	2001
Haven G	1	965	479	1,131	1,610	(190	)(2)	479	941	1,420	(100)	12/31/10	2003
6th and Rochester	1	3,147	3,111	6,428	9,539	(324	)(2)	3,088	6,127	9,215	(1,358)	01/04/11	2001
Palmyrita	2	6,155	3,355	8,665	12,020	(995	)(2)	3,355	7,670	11,025	(1,052)	01/11/11	2006
Central Avenue	1	—	3,898	4,642	8,540	1,666		3,898	6,308	10,206	(899)	01/27/11	2011
Byron Road	1	—	2,042	2,715	4,757	326		2,042	3,041	5,083	(444)	04/15/11	1972
Desoto Place	1	3,264	2,255	4,339	6,594	570		2,255	4,909	7,164	(995)	07/01/11	1982
Slover	1	—	13,623	—	13,623	23,180		13,786	23,017	36,803	(160)	07/28/11	2013
White Birch	1	—	5,081	6,177	11,258	344		5,081	6,521	11,602	(825)	07/03/12	1984
Pomona Blvd	4	—	6,524	9,630	16,154	1,697		6,524	11,327	17,851	(1,036)	10/31/12	1987-1988
Air Freight Portfolio	3	48,294	29,978	48,469	78,447	4,336		29,928	52,855	82,783	(3,800)	11/15/12	1993-2004
Sampson	1	—	4,848	6,277	11,125	—		4,848	6,277	11,125	(365)	03/20/13	2000
Painter	2	—	8,529	10,413	18,942	35		8,529	10,448	18,977	(684)	03/20/13	1966
4th Street	1	—	3,349	6,789	10,138	1		3,349	6,790	10,139	(128)	10/15/13	1988
Arthur	1	—	4,044	6,063	10,107	—		4,043	6,064	10,107	(45)	11/27/13	1979

TOTAL SOUTHERN CALIFORNIA MARKET	42	80,635	174,368	272,031	446,399	35,071		174,751	306,719	481,470	(49,542)

SUB TOTAL	395	281,268	759,503	2,494,369	3,253,872	188,570		761,774	2,680,668	3,442,442	(653,505)
Mallard Lake	1	—	2,561	8,809	11,370	13		2,561	8,822	11,383	(3,474)	10/29/2003	2000

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2013

			Initial Cost to Company (4)			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2013
Property	Number of Buildings	Encum- brances (5)	Land	Building & Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
		(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Assets held for sale	1	—	2,561	8,809	11,370	13	2,561	8,822	11,383	(3,474)
116 Lehigh Dr	1	4,453	2,193	5,168	7,361	2,006	2,193	7,174	9,367	—	6/29/2012	1986
4802 Van Buren	1	—	839	961	1,800	1,027	839	1,988	2,827	(32)	1/11/2012	1984

Properties under redevelopment	2	4,453	3,032	6,129	9,161	3,033	3,032	9,162	12,194	(32)
DCT 55	1	—	6,832	—	6,832	19,386	6,832	19,386	26,218	—
DCT Airtex Industrial Center	1	—	2,595	—	2,595	9,566	2,597	9,564	12,161	—
DCT Beltway Tanner Business Park	0	—	3,353	—	3,353	6,848	3,360	6,841	10,201	—
DCT Sumner South Distribution Center	0	—	2,855	—	2,855	6,339	2,881	6,313	9,194	—
DCT Auburn 44	0	—	1,016	—	1,016	2,325	1,054	2,287	3,341	—
DCT White River Corporate Center Phase I	0	—	7,867	—	7,867	15,184	8,534	14,517	23,051	—
Slover Logistics Center II	0	—	14,189	—	14,189	10,052	14,239	10,002	24,241	—
DCT Rialto Logistics Center	0	—	19,219	—	19,219	2,261	19,230	2,250	21,480	—
8th & Vineyard A	0	—	1,467	—	1,467	6,306	1,467	6,306	7,773	—
8th & Vineyard B	0	—	960	—	960	4,283	960	4,283	5,243	—

Properties under development	2	—	60,353	—	60,353	82,550	61,154	81,749	142,903	—
8th & Vineyard C	0	—	670	—	670	461	676	455	1,131	—
8th & Vineyard E	0	—	520	—	520	310	520	310	830	—
8th & Vineyard D	0	—	910	—	910	539	910	539	1,449	—
DCT White River Corporate Center Phase II	0	—	4,626	—	4,626	2,476	4,626	2,476	7,102	—
DCT River West	0	—	2,848	—	2,848	3,779	2,857	3,770	6,627	—
DCT Airtex Industrial Center II	0	—	1,124	—	1,124	331	1,152	303	1,455	—
DCT Northwest Crossroads Phase I	0	—	3,024	—	3,024	374	3,059	339	3,398	—
DCT Northwest Crossroads Phase II	0	—	2,918	—	2,918	130	2,950	98	3,048	—
ADC North Phase II Building C	0	—	662	—	662	693	662	693	1,355	—
Seneca Commerce Center Phase I	0	—	1,262	—	1,262	8	1,262	8	1,270	—
Seneca Commerce Center Phase II	0	—	1,267	—	1,267	8	1,267	8	1,275	—
Seneca Commerce Center Phase III	0	—	1,267	—	1,267	8	1,267	8	1,275	—
DCT Port Union Building 1	0	—	1,965	—	1,965	1,535	1,965	1,535	3,500	—
DCT Port Union Building 3	0	—	1,310	—	1,310	2,071	1,310	2,071	3,381	—
ADC North Phase II Building D	0	—	611	—	611	561	611	561	1,172	—
Stonefield Industrial Park Land	0	—	4,959	—	4,959	6	4,959	6	4,965	—
Boone Industrial Park Land	0	—	854	—	854	27	861	20	881	—
DCT Jurupa Ranch Land	0	—	2,733	—	2,733	—	2,733	—	2,733	—
8th & Vineyard Additional Land	0	—	186	—	186	110	186	110	296	—
DCT Jurupa Ranch	0	—	23,925	2,242	26,167	202	24,011	2,358	26,369	(560)

Properties in pre-development including land held	—	—	57,641	2,242	59,883	13,629	57,844	15,668	73,512	(560)

GRAND TOTAL CONSOLIDATED	400	$285,721	$883,090	$2,511,549	$3,394,639	$287,795	$886,365	$2,796,069	$3,682,434	$(657,571)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2013

(1)	Included in Building & Improvements are intangible lease assets.
(2)

Generally these reductions in basis include one or more of the following: i) payments received under master lease agreements and pursuant to GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than revenues; ii) write-offs of fixed asset balances due to early lease terminations by contracted customers; iii) write-offs of fully amortized lease related intangible assets and improvements; iv) write-offs of fully amortized tenant leasing costs; and v) other miscellaneous basis adjustments.

(3)	As of December 31, 2013, the aggregate cost for federal income tax purposes of investments in real estate was approximately $3.3 billion.
(4)	For properties developed by DCT, included in Initial Cost to Company are development costs capitalized prior to substantial completion of the properties.
(5)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2013:

Total per Schedule III	$285,721
Unencumbered mortgage notes	—
Premiums, net of amortization	5,239

Total mortgage notes	$290,960

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2013

(6)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2013 is as follows:

Investments in properties:
Balance at beginning of year	$3,385,527
Assets held for sale	55,801

Balance at beginning of year, including held for sale	3,441,328
Acquisition of properties	411,041
Improvements, including development properties	165,744
Divestiture of properties	(288,305)
Improvements, intangibles, tenant leasing cost write-offs	(29,608)
Impairments	(13,279)
Other adjustments	(4,487)

Balance at end of year, including held for sale	$3,682,434

Held for sale	(11,383)

Balance at end of year, excluding held for sale	$3,671,051

Accumulated depreciation and amortization:
Balance at beginning of year	$(605,888)
Assets held for sale	(3,912)

Balance at beginning of year, including held for sale	(609,800)
Depreciation and amortization expense, including discontinued operations	(137,703)
Divestiture of properties	60,032
Improvements, intangibles, tenant leasing cost write-offs	29,608
Other adjustments	292

Balance at end of year, including held for sale	$(657,571)

Held for sale	3,474

Balance at end of year, excluding held for sale	$(654,097)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

3.2	DCT Industrial Trust Inc. Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 5, 2012)

3.3	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

3.4	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

3.5	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)

3.6	Third Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 1, 2013)

4.1	Indenture, dated as of October 9, 2013, among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, the Subsidiary Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 2013)

4.2	Form of 4.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 15, 2013)

4.3	Registration Rights Agreement, dated as of October 9, 2013, among DCT Industrial Trust Inc., DCT Operation Partnership LP, the Subsidiary Guarantors, and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 15, 2013)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2007)

10.2	Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated October 10, 2006 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on October 13, 2006)

10.3	Third Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 3, 2007 (incorporated by reference to Exhibit 99.2 to Form S-3ASR Registration Statement, Commission File No. 333-145253)

10.4	Fourth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated December 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 2, 2009)

10.5	Fifth Amendment to the Amended and Restated Limited Partnership Agreement of DCT Industrial Operating Partnership LP, dated May 6, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2010)

10.6	Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 10, 2010)

E-1

10.7	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

10.8	Amended and Restated Credit and Term Loan Agreement, dated as of February 20, 2013, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and PNC Bank, National Association, as Syndication Agents, Citibank, N.A., JPMorgan Chase Bank, N.A., Regions Bank and U.S. Bank National Association, as Documentation Agents and Capital One, N.A. and Union Bank, N.A., as Managing Agents. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 3, 2013)

10.9	Employment Agreement, dated as of October 9, 2012, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 10, 2012)

10.10	Employment Agreement, dated as of October 9, 2012, by and between the Company and Matthew T. Murphy (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 10, 2012)

10.11	Employment Agreement, dated as of October 9, 2012, between DCT Industrial Trust Inc. and Michael J. Ruen (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 10, 2012)

10.12	Employment Agreement, dated as of December 4, 2012, by and between DCT Industrial Trust Inc. and Jeff Phelan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 5, 2012)

10.13	Employment Agreement, dated as of January 30, 2012, by and between DCT Industrial Trust Inc. and Neil P. Doyle (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 3, 2012)

10.14	First Amendment to Employment Agreement, dated as of March 8, 2012, by and between DCT Industrial Trust Inc. and Neil P. Doyle (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 3, 2012)

10.15	Change of Control Agreement, dated as of October 9, 2009, between DCT Industrial Trust Inc. and Teresa Corral (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2011)

10.16	First Amendment to Change in Control Agreement, dated as of October 9, 2012, by and between the Company and Teresa L. Corral (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 10, 2012)

10.17	Change of Control Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 5, 2011)

10.18	Letter Agreement, dated as of May 9, 2011, between DCT Industrial Trust Inc. and John G. Spiegleman (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 5, 2011)

10.19	First Amendment to Change in Control Agreement, dated as of October 9, 2012, by and between the Company and John G. Spiegleman (incorporated by reference to Exhibit 10.20 to Form 10-K filed on February 21, 2013)

10.20	Change of Control Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 5, 2011)

10.21	Letter Agreement, dated as of June 20, 2011, between DCT Industrial Trust Inc. and Charla Rios (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 5, 2011)

10.22	First Amendment to Change in Control Agreement, dated as of October 9, 2012, by and between the Company and Charla Rios (incorporated by reference to Exhibit 10.23 to Form 10-K filed on February 21, 2013)

10.23	DCT Industrial Trust Inc. Multi-Year Outperformance Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2010)

E-2

+21.1	List of Subsidiaries

+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2014

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer

++32.1	Section 1350 Certification of Principal Executive Officer

++32.2	Section 1350 Certification of Principal Financial Officer

101	The following materials from DCT Industrial Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) financial statement schedule.

+	Filed herewith
++	Furnished herewith

E-3