Form 10-Q
period 2014-03-31
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2014-05-02
CIK 1170991, 1604042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 001-33201 (DCT Industrial Trust Inc.) 333-195185 (DCT Industrial Operating Partnership LP)

DCT INDUSTRIAL TRUST INC.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

(Exact name of registrant as specified in its charter)

Maryland (DCT Industrial Trust Inc.) Delaware (DCT Industrial Operating Partnership LP)	82-0538520 82-0538522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, Suite 800 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

DCT Industrial Trust Inc.    Yes  ☒    No  ☐                             DCT Industrial Operating Partnership LP.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

DCT Industrial Trust Inc.    Yes  ☒    No  ☐                             DCT Industrial Operating Partnership LP     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

DCT Industrial Trust Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do no check if a smaller reporting company)	Smaller reporting company	☐

DCT Industrial Operating Partnership LP:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do no check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DCT Industrial Trust Inc.    Yes  ☐    No  ☒                             DCT Industrial Operating Partnership LP     Yes  ☐    No  ☒

As of April 25, 2014, 327,736,740 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of March 31, 2014, DCT owned approximately 94.9% of the outstanding equity interests in the Operating Partnership.

We operate DCT and the Operating Partnership as one enterprise. The management of DCT consists of the same members as the management of the Operating Partnership. As general partner with control of the Operating Partnership, DCT consolidates the Operating Partnership for financial reporting purposes. DCT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of DCT and the Operating Partnership are the same on their respective financial statements.

We believe combining the quarterly reports on Form 10-Q of DCT and the Operating Partnership into this single report results in the following benefits:

•	enhances investors’ understanding of DCT and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosures and provides a more streamlined and readable presentation as a substantial portion of the Company’s disclosures apply to both DCT and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

We believe it is important to understand the few differences between DCT and the Operating Partnership in the context of how we operate as an interrelated consolidated company. DCT’s only material asset is its ownership of partnership interests in the Operating Partnership. As a result, DCT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity. DCT itself has not issued any debt, but guarantees the unsecured debt of the Operating Partnership. The Operating Partnership holds substantially all the assets of the business and conducts the operations of the business. Except for net proceeds from equity issuances by DCT, which are contributed to the Operating Partnership, the Operating Partnership generates capital through its operations, its borrowings and the issuance of partnership units to third parties.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 5.1% of the Operating Partnership were owned by executives and non-affiliated limited partners as of March 31, 2014.

To help investors understand the differences between DCT and the Operating Partnership, this report provides separate consolidated financial statements for DCT and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes distinct information related to each entity.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for DCT and the Operating Partnership in order to establish that the requisite certifications have been made and that DCT and the Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Land	$892,927	$883,804
Buildings and improvements	2,665,717	2,615,879
Intangible lease assets	83,704	82,758
Construction in progress	85,054	88,610

Total investment in properties	3,727,402	3,671,051
Less accumulated depreciation and amortization	(680,140)	(654,097)

Net investment in properties	3,047,262	3,016,954
Investments in and advances to unconsolidated joint ventures	101,198	124,923

Net investment in real estate	3,148,460	3,141,877
Cash and cash equivalents	17,025	32,226
Restricted cash	2,489	12,621
Deferred loan costs, net	9,704	10,251
Straight-line rent and other receivables, net of allowance for doubtful accounts of $2,379 and $2,178, respectively	50,596	46,247
Other assets, net	15,860	14,545
Assets held for sale	22,869	8,196

Total assets	$3,267,003	$3,265,963

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$61,640	$63,281
Distributions payable	24,265	23,792
Tenant prepaids and security deposits	24,632	28,542
Other liabilities	6,257	10,122
Intangible lease liability, net	19,868	20,389
Line of credit	34,000	39,000
Senior unsecured notes	1,122,459	1,122,407
Mortgage notes	279,782	290,960
Liabilities related to assets held for sale	5,961	278

Total liabilities	1,578,864	1,598,771

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 326,919,283 and 320,265,949 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3,270	3,203
Additional paid-in capital	2,558,730	2,512,024
Distributions in excess of earnings	(963,617)	(941,019)
Accumulated other comprehensive loss	(29,688)	(30,402)

Total stockholders’ equity	1,568,695	1,543,806
Noncontrolling interests	119,444	123,386

Total equity	1,688,139	1,667,192

Total liabilities and equity	$3,267,003	$3,265,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Rental revenues	$82,619	$67,309
Institutional capital management and other fees	764	812

Total revenues	83,383	68,121

OPERATING EXPENSES:
Rental expenses	12,402	8,349
Real estate taxes	13,197	10,579
Real estate related depreciation and amortization	36,433	30,196
General and administrative	6,834	6,339
Impairment losses	4,359	—
Casualty and involuntary conversion gain	—	(59)

Total operating expenses	73,225	55,404

Operating income	10,158	12,717
OTHER INCOME (EXPENSE):
Development profit, net of taxes	728	268
Equity in earnings of unconsolidated joint ventures, net	3,613	391
Gain on acquisitions and dispositions of real estate interests	2,045	—
Interest expense	(16,056)	(16,860)
Interest and other income	28	162
Income tax expense and other taxes	(57)	(109)

Income (loss) from continuing operations	459	(3,431)
Income from discontinued operations	9	5,067

Consolidated net income of DCT Industrial Trust Inc.	468	1,636
Net income attributable to noncontrolling interests	(151)	(357)

Net income attributable to common stockholders	317	1,279

Distributed and undistributed earnings allocated to participating securities	(166)	(173)

Adjusted net income attributable to common stockholders	$151	$1,106

EARNINGS PER COMMON SHARE—BASIC
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	0.00	0.01

Net income attributable to common stockholders	$0.00	$0.00

EARNINGS PER COMMON SHARE—DILUTED
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	0.00	0.01

Net income attributable to common stockholders	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	323,942	281,063
Diluted	324,994	281,063

Distributions declared per common share	$0.07	$0.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Consolidated net income of DCT Industrial Trust Inc.	$468	$1,636
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	(328)	6
Net reclassification adjustment on cash flow hedging instruments	1,156	1,093

Other comprehensive income	828	1,099

Comprehensive income	1,296	2,735
Comprehensive income attributable to noncontrolling interests	(265)	(456)

Comprehensive income attributable to common stockholders	$1,031	$2,279

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
		Common Stock		Paid-in	in Excess	Comprehensive	controlling
	Total Equity	Shares	Amount	Capital	of Earnings	Loss	Interests
Balance at December 31, 2013	$1,667,192	320,266	$3,203	$2,512,024	$(941,019)	$(30,402)	$123,386
Net income	468	—	—	—	317	—	151
Other comprehensive income	828	—	—	—	—	714	114
Issuance of common stock, net of offering costs	43,692	5,899	59	43,633	—	—	—
Issuance of common stock, stock-based compensation plans	(271)	260	3	(274)	—	—	—
Amortization of stock-based compensation	1,294	—	—	419	—	—	875
Distributions to common stockholders and noncontrolling interests	(24,357)	—	—	—	(22,915)	—	(1,442)
Purchases and redemptions of noncontrolling interests	(707)	494	5	2,928	—	—	(3,640)

Balance at March 31, 2014	$1,688,139	326,919	$3,270	$2,558,730	$(963,617)	$(29,688)	$119,444

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$468	$1,636
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	36,433	32,690
Gain on acquisitions and dispositions of real estate interests	(2,045)	(2,877)
Distributions of earnings from unconsolidated joint ventures	1,351	1,563
Equity in (earnings) loss of unconsolidated joint ventures, net	(3,613)	111
Casualty and involuntary conversion gain	—	(59)
Impairment losses	4,359	—
Stock-based compensation	1,038	794
Straight-line rent	(2,097)	(1,516)
Other	1,692	2,379
Changes in operating assets and liabilities:
Other receivables and other assets	4,282	(4,539)
Accounts payable, accrued expenses and other liabilities	(9,179)	(9,037)

Net cash provided by operating activities	32,689	21,145

INVESTING ACTIVITIES:
Real estate acquisitions	(43,229)	(35,010)
Capital expenditures and development activities	(38,693)	(30,717)
Proceeds from dispositions of real estate investments	2,861	49,793
Investments in unconsolidated joint ventures	(771)	(579)
Proceeds from casualties and involuntary conversion	205	4,761
Distributions of investments in unconsolidated joint ventures	16,487	640
Other investing activities	6,715	11

Net cash used in investing activities	(56,425)	(11,101)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	12,000	56,000
Repayments of senior unsecured revolving line of credit	(17,000)	(116,000)
Proceeds from senior unsecured notes	—	225,000
Repayments of senior unsecured notes	—	(175,000)
Proceeds from mortgage notes	—	9,303
Principal payments on mortgage notes	(5,282)	(8,332)
Proceeds from issuance of common stock	43,980	27,942
Offering costs for issuance of common stock and OP Units	(559)	(443)
Redemption of noncontrolling interests	(707)	(615)
Dividends to common stockholders	(22,440)	(19,656)
Distributions to noncontrolling interests	(1,444)	(1,687)
Other financing activity	(13)	246

Net cash provided by (used in) financing activities	8,535	(3,242)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,201)	6,802
CASH AND CASH EQUIVALENTS, beginning of period	32,226	12,696

CASH AND CASH EQUIVALENTS, end of period	$17,025	$19,498

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$12,445	$16,609
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets, net	$5,202	$4,599
Redemptions of OP Units settled in shares of common stock	$2,933	$2,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit information)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Land	$892,927	$883,804
Buildings and improvements	2,665,717	2,615,879
Intangible lease assets	83,704	82,758
Construction in progress	85,054	88,610

Total investment in properties	3,727,402	3,671,051
Less accumulated depreciation and amortization	(680,140)	(654,097)

Net investment in properties	3,047,262	3,016,954
Investments in and advances to unconsolidated joint ventures	101,198	124,923

Net investment in real estate	3,148,460	3,141,877
Cash and cash equivalents	17,025	32,226
Restricted cash	2,489	12,621
Deferred loan costs, net	9,704	10,251
Straight-line rent and other receivables, net of allowance for doubtful accounts of $2,379 and $2,178, respectively	50,596	46,247
Other assets, net	15,860	14,545
Assets held for sale	22,869	8,196

Total assets	$3,267,003	$3,265,963

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$61,640	$63,281
Distributions payable	24,265	23,792
Tenant prepaids and security deposits	24,632	28,542
Other liabilities	6,257	10,122
Intangible lease liability, net	19,868	20,389
Line of credit	34,000	39,000
Senior unsecured notes	1,122,459	1,122,407
Mortgage notes	279,782	290,960
Liabilities related to assets held for sale	5,961	278

Total liabilities	1,578,864	1,598,771

Partners’ Capital:
General Partner:
OP Units, 3,445,096 and 3,379,271 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	17,073	16,872
Limited Partners:
OP Units, 341,064,454 and 334,547,822 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,690,231	1,670,362
Accumulated other comprehensive loss	(31,284)	(32,077)

Total partners’ capital	1,676,020	1,655,157
Noncontrolling interests	12,119	12,035

Total capital	1,688,139	1,667,192

Total liabilities and capital	$3,267,003	$3,265,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per unit information)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Rental revenues	$82,619	$67,309
Institutional capital management and other fees	764	812

Total revenues	83,383	68,121

OPERATING EXPENSES:
Rental expenses	12,402	8,349
Real estate taxes	13,197	10,579
Real estate related depreciation and amortization	36,433	30,196
General and administrative	6,834	6,339
Impairment losses	4,359	—
Casualty and involuntary conversion gain	—	(59)

Total operating expenses	73,225	55,404

Operating income	10,158	12,717
OTHER INCOME (EXPENSE):
Development profit, net of taxes	728	268
Equity in earnings of unconsolidated joint ventures, net	3,613	391
Gain on acquisitions and dispositions of real estate interests	2,045	—
Interest expense	(16,056)	(16,860)
Interest and other income	28	162
Income tax expense and other taxes	(57)	(109)

Income (loss) from continuing operations	459	(3,431)
Income from discontinued operations	9	5,067

Consolidated net income of DCT Industrial Operating Partnership LP	468	1,636
Net income attributable to noncontrolling interests	(133)	(265)

Net income attributable to OP Unitholders	335	1,371

Distributed and undistributed earnings allocated to participating securities	(166)	(173)

Adjusted net income attributable to OP Unitholders	$169	$1,198

EARNINGS PER OP UNIT—BASIC
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	0.00	0.01

Net income attributable to OP Unitholders	$0.00	$0.00

EARNINGS PER OP UNIT—DILUTED
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	0.00	0.01

Net income attributable to OP Unitholders	$0.00	$0.00

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	341,770	301,346
Diluted	342,822	301,346

Distributions declared per OP Unit	$0.07	$0.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Consolidated net income of DCT Industrial Operating Partnership LP	$468	$1,636
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	(328)	6
Net reclassification adjustment on cash flow hedging instruments	1,156	1,093

Other comprehensive income	828	1,099

Comprehensive income	1,296	2,735
Comprehensive income attributable to noncontrolling interests	(168)	(265)

Comprehensive income attributable to OP Unitholders	$1,128	$2,470

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statement of Changes in Capital

(unaudited, in thousands)

						Accumulated
		General Partner		Limited Partners		Other	Non-
		OP Units		OP Units		Comprehensive	controlling
	Total Capital	Units	Amount	Units	Amount	Loss	Interests
Balance at December 31, 2013	$1,667,192	3,379	$16,872	334,548	$1,670,362	$(32,077)	$12,035
Net income	468	—	3	—	332	—	133
Other comprehensive income	828	—	—	—	—	793	35
Issuance of OP Units, net of selling costs	43,692	—	—	5,899	43,692	—	—
Issuance of OP Units, share-based compensation plans	(271)	—	—	778	(271)	—	—
Amortization of share-based compensation	1,294	—	—	—	1,294	—	—
Distributions to OP Unitholders and noncontrolling interests	(24,357)	—	(243)	—	(24,030)	—	(84)
Conversion and redemption of limited partner OP Units	(707)	—	—	(94)	(707)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	66	441	(66)	(441)	—	—

Balance at March 31, 2014	$1,688,139	3,445	$17,073	341,065	$1,690,231	$(31,284)	$12,119

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$468	$1,636
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	36,433	32,690
Gain on acquisitions and dispositions of real estate interests	(2,045)	(2,877)
Distributions of earnings from unconsolidated joint ventures	1,351	1,563
Equity in (earnings) loss of unconsolidated joint ventures, net	(3,613)	111
Casualty and involuntary conversion gain	—	(59)
Impairment losses	4,359	—
Share-based compensation	1,038	794
Straight-line rent	(2,097)	(1,516)
Other	1,692	2,379
Changes in operating assets and liabilities:
Other receivables and other assets	4,282	(4,539)
Accounts payable, accrued expenses and other liabilities	(9,179)	(9,037)

Net cash provided by operating activities	32,689	21,145

INVESTING ACTIVITIES:
Real estate acquisitions	(43,229)	(35,010)
Capital expenditures and development activities	(38,693)	(30,717)
Proceeds from dispositions of real estate investments	2,861	49,793
Investments in unconsolidated joint ventures	(771)	(579)
Proceeds from casualties and involuntary conversion	205	4,761
Distributions of investments in unconsolidated joint ventures	16,487	640
Other investing activities	6,715	11

Net cash used in investing activities	(56,425)	(11,101)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	12,000	56,000
Repayments of senior unsecured revolving line of credit	(17,000)	(116,000)
Proceeds from senior unsecured notes	—	225,000
Repayments of senior unsecured notes	—	(175,000)
Proceeds from mortgage notes	—	9,303
Principal payments on mortgage notes	(5,282)	(8,332)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	43,421	27,499
OP Unit redemptions	(707)	(615)
Distributions paid on OP Units	(23,800)	(21,163)
Distributions paid to noncontrolling interests	(84)	(180)
Other financing activity	(13)	246

Net cash provided by (used in) financing activities	8,535	(3,242)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,201)	6,802
CASH AND CASH EQUIVALENTS, beginning of period	32,226	12,696

CASH AND CASH EQUIVALENTS, end of period	$17,025	$19,498

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$12,445	$16,609
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$5,202	$4,599

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTERNSHIP LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Organization

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States (“U.S.”). As used herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2014, DCT owned approximately 94.9% of the outstanding equity interests in the Operating Partnership.

As of March 31, 2014, the Company owned interests in approximately 73.1 million square feet of properties leased to approximately 900 customers, including:

•	63.8 million square feet comprising 405 consolidated operating properties, including 0.6 million square feet comprising four consolidated buildings classified as held for sale, which were 92.8% occupied;

•	8.6 million square feet comprising 25 unconsolidated properties which were 97.7% occupied and operated on behalf of four institutional capital management partners; and

•	0.7 million square feet comprising four consolidated buildings in development.

The Company also has five buildings under construction and several projects in predevelopment.

Note 2—Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with DCT’s audited Consolidated Financial Statements as of December 31, 2013 and related notes thereto as filed on Form 10-K on February 21, 2014 and in conjunction with the Operating Partnership’s audited Consolidated Financial Statements as of December 31, 2013 and related notes thereto as filed on Amendment No. 2 to Form S-4 on April 21, 2014.

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, the Operating Partnership, their wholly-owned qualified REIT subsidiaries and taxable REIT subsidiaries, and their consolidated joint ventures, in which they have a controlling interest.

Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests in entities consolidated into the Operating Partnership that are held by third parties are reflected in our accompanying balance sheets as noncontrolling interests in consolidated entities. We also have noncontrolling partnership interests in unconsolidated institutional capital management and other joint ventures, which are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain items in our Consolidated Financial Statements for 2013 have been reclassified to conform to the 2014 presentation.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $2.1 million and $1.4 million, for the three months ended March 31, 2014 and 2013, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $20.0 million and $15.2 million, respectively, for the three months ended March 31, 2014 and 2013, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.4 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. During the three months ended March 31, 2014 and 2013 early lease termination fees were approximately $0.9 million and $0.1 million, respectively.

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

We develop certain properties for specific buyers, called build-to-suit projects. We make certain judgments based on the specific terms of each project as to the amount and timing of recognition of profits from the project. Projects are generally accounted for using the percentage of completion method or full accrual method. Profits under the percentage of completion method are based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reaches a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to the costs and income and are recognized in the period in which the revisions are determined. If the sale recognition criteria for using the percentage of completion or full accrual methods are not met, we apply another recognition method provided by GAAP, such as the installment or cost recovery methods. The profit recognized from these projects is reported net of estimated taxes, when applicable, and is included in “Development profit, net of taxes” in our Consolidated Statements of Operations.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update (“ASU”) that changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective January 1, 2014. As a result, we anticipate that fewer of our property dispositions made in the normal course of business will qualify for discontinued operations reporting. See Note 12—Discontinued Operations and Assets Held for Sale for additional information.

Note 3—Investment in Properties

Our consolidated investment in properties consists of operating properties, properties under development, redevelopment properties, properties in pre-development and land held for future development or other purposes. The following table provides our historical cost of our investment in properties (in thousands):

	March 31,	December 31,
	2014	2013
Operating properties	$3,544,095	$3,442,442
Properties under development	132,829	142,903
Properties under redevelopment	—	12,194
Properties in pre-development including land held	50,478	73,512

Total Investment in Properties	3,727,402	3,671,051
Less accumulated depreciation and amortization	(680,140)	(654,097)

Net Investment in Properties	$3,047,262	$3,016,954

Acquisition Activity

During the three months ended March 31, 2014, we acquired six buildings comprising 0.9 million square feet. These properties located in the Dallas, Chicago and Seattle markets were acquired for a total purchase price of approximately $40.7 million. This includes the Company’s purchase of its partner’s 50.0% interest in one building owned by IDI-DCT, LLC, for an incremental investment of $10.3 million (see Note 4—Investments in and Advances to Unconsolidated Joint Ventures for further detail). Related to these acquisitions, we incurred acquisition costs of approximately $0.7 million during the three months ended March 31, 2014, included in “General and administrative” in our Consolidated Statements of Operations.

In addition, during the three months ended March 31, 2014, we acquired 15.0 acres of land in the Dallas and Seattle markets for approximately $2.9 million that is held for future development.

Development Activity

As of March 31, 2014, our properties under development include the following:

•	Three buildings totaling 0.6 million square feet that are currently in lease-up as shell construction activities have been completed. One of these buildings, totaling 0.3 million square feet, is 100% leased.

•	Five projects under construction totaling 2.4 million square feet, of which 0.7 million square feet is 100% leased.

•	One development project for sale totaling 0.1 million square feet that is under contract.

During the three months ended March 31, 2014, we recognized development profit, net of taxes of approximately $0.7 million related to the 8th & Vineyard A build-to-suit project, for which construction and sale was completed during the first quarter.

Disposition Activity

During the three months ended March 31, 2014, we recognized an impairment loss of approximately $4.4 million on two properties classified as held for sale. See Note 12—Discontinued Operations and Assets Held for Sale for additional information. The impairment loss is reflected in “Impairment losses” in the Consolidated Statements of Operations.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $3.5 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. Our intangible lease assets include the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$78,509	$(30,341)	$48,168	$77,383	$(27,668)	$49,715
Above market rent	$5,195	$(1,796)	$3,399	$5,375	$(1,761)	$3,614
Below market rent	$(26,373)	$6,505	$(19,868)	$(26,562)	$6,173	$(20,389)

Note 4—Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

In January 2014, the TRT-DCT Ventures I and II disposed of all their properties. We received net proceeds of approximately $6.6 million from the transactions. Based on the structure of the transactions, we recognized a gain of approximately $0.9 million on the sale of our interest in TRT-DCT Venture I, included in “Gain on acquisitions and dispositions of real estate interests” in our Consolidated Statements of Operations and we recognized our share of the TRT-DCT Venture II’s gain on sale of properties, approximately $2.4 million, included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

During March 2014, we purchased our partner’s 50.0% interest in one building from the IDI-DCT, LLC joint venture for $10.3 million and recognized a gain of approximately $1.0 million, due to the step-up in accounting basis of our previously held interest. The gain is reflected in “Gain on acquisitions and dispositions of real estate interests.” The property purchased was consolidated as of March 31, 2014.

The following table summarizes our unconsolidated joint ventures as of March 31, 2014 and December 31, 2013 (dollars in thousands):

			Investments in and
	As of March 31, 2014		Advances to as of
	Ownership	Number of	March 31,	December 31,
Unconsolidated Joint Ventures	Percentage	Buildings	2014	2013
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$40,978	$41,253
TRT-DCT Venture I	0.0%	—	—	823
TRT-DCT Venture II	0.0%	—	—	1,847
TRT-DCT Venture III	10.0%	4	1,201	1,197

Total Institutional Joint Ventures		17	42,179	45,120

Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	46,725	47,978
IDI/DCT, LLC	50.0%	2	8,187	27,735
IDI/DCT Buford, LLC (land only)	75.0%	—	4,107	4,090

Total Other		8	59,019	79,803

Total		25	$101,198	$124,923

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5—Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of March 31, 2014 and December 31, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balances as of March 31, 2014		Balances as of December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$34,000	$34,000	$39,000	$39,000
Fixed rate debt(2)	$1,182,638	$1,266,617	$1,188,367	$1,263,722
Variable rate debt	$225,000	$225,000	$225,000	$226,153
Interest rate contracts:
Interest rate swap(3)	$73	$73	$212	$212

(1)	The fair values of our borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.
(2)	The carrying amount of our fixed rate debt includes premiums and discounts.
(3)	The fair value of our interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate a credit valuation adjustment, which is derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. The interest rate swap is included in “Other assets” in our Consolidated Balance Sheets.

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the three months ended March 31, 2014 and 2013.

	During the Three Months Ended March 31,
	2014	2013
Level 3 Assets:
Interest Rate Swaps:
Beginning balance at January 1	$212	$—
Net unrealized loss included in accumulated other comprehensive loss	(177)	—
Realized loss recognized in interest expense	38	—

Ending balance at March 31	$73	$—

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

For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in “Other comprehensive income (“OCI”)” in our Consolidated Statements of Comprehensive Income (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2014 and December 31, 2013, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $7.1 million.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$(328)	$6

Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures	$(1,156)	$(1,093)

Amount of loss recognized in interest expense due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$—

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

Note 6—Outstanding Indebtedness

As of March 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $48.6 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2013, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of March 31, 2014, the gross book value of our consolidated properties was approximately $3.8 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of March 31, 2014 and December 31, 2013.

Line of Credit

As of March 31, 2014, we had $34.0 million outstanding and $266.0 million available under our senior unsecured revolving credit facility. As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility.

Guarantee of Debt

DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the senior unsecured revolving credit facility.

Note 7—Noncontrolling Interests

DCT

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third-party partners in consolidated real estate investments, including related parties as discussed in Note 9 – Related Party Transactions.

The following table illustrates the noncontrolling interests’ share of consolidated net income during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Noncontrolling interests’ share of income from continuing operations	$(151)	$(129)
Noncontrolling interests’ share of income from discontinued operations	—	(228)

Net income attributable to noncontrolling interests	$(151)	$(357)

Operating Partnership

Equity interests in the Operating Partnership held by third parties and LTIP Units, as defined in Note 8—Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership, are classified as permanent equity of the Operating Partnership and as noncontrolling interests of DCT in the Consolidated Balance Sheets.

All of the income from discontinued operations for all periods presented in the Operating Partnership’s Consolidated Statements of Operations is attributable to the OP Unitholders.

Note 8—Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership

DCT

Common Stock

As of March 31, 2014, approximately 326.9 million shares of common stock were issued and outstanding.

On May 29, 2013, the Company registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, DCT may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three months ended March 31, 2014 approximately 5.9 million shares were issued through the third continuous equity offering program, at an average price of $7.50 per share for proceeds of $43.7 million, net of offering expenses. As of March 31, 2014, 10.7 million shares remain available to be issued under the current offering.

During the three months ended March 31, 2014, we issued approximately 0.3 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises. During the three months ended March 31, 2013, we issued approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

Operating Partnership

OP Units

For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.

As of March 31, 2014 and December 31, 2013, DCT owned approximately 94.9% and 94.8%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.

DCT holds its interests through both general and limited partner units. The Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) stipulates that the general partner shall at all times own a minimum of 1.0% of all outstanding OP Units. As a result, each reporting period certain of DCT’s limited partner units are converted to general partner units to satisfy this requirement as illustrated in the Consolidated Statement of Changes in Capital.

Limited partners have the right to require the Company to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Partnership Agreement), provided that such OP Units have been outstanding for at least one year. The Company may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of DCT’s common stock for each OP Unit), as defined in the Partnership Agreement.

During the three months ended March 31, 2014 and 2013, approximately 0.6 million and 0.5 million OP Units were redeemed for approximately $0.7 million and $0.6 million in cash and approximately 0.5 million and 0.4 million shares of DCT common stock, respectively.

As of March 31, 2014 and December 31, 2013, there were approximately 17.6 million and 17.7 million outstanding OP Units held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $138.6 million and $125.9 million based on the $7.88 and $7.13 per share closing price of DCT’s common stock on March 31, 2014 and December 31, 2013, respectively.

Equity-Based Compensation

On October 10, 2006, the Company established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors, as defined in the plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk-free interest rate. During the three months ended March 31, 2014, we did not grant any stock options.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which term the stock fully vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During three months ended March 31, 2014, we granted approximately 0.3 million shares of restricted stock to certain officers and employees at the weighted-average fair market value of $7.36 per share.

LTIP Units

Pursuant to the Long-Term Incentive Plan, as amended, the Company may grant limited partnership interests in the Operating Partnership called LTIP Units. Vested LTIP Units may be redeemed by the Company in cash or DCT common stock, at the discretion of the Company, on a one-for-one basis with common shares, subject to certain restrictions of the Partnership Agreement. LTIP Units receive distributions equally along with common shares. LTIP Units are valued by reference to the value of DCT’s common stock and generally vest ratably over a period of four to five years, depending on the grant. LTIP Unit equity compensation is amortized into expense over the service period during which the units vest.

During the three months ended March 31, 2014, approximately 0.6 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $4.1 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 40% and a risk-free interest rate of 1.46%. During the three months ended March 31, 2014, approximately 0.1 million vested LTIP Units were converted into approximately 0.1 million common shares. As of March 31, 2014, approximately 3.6 million LTIP Units were outstanding of which approximately 1.7 million were vested.

During the three months ended March 31, 2013, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 52% and risk-free interest rate of 0.84%. During the three months ended March 31, 2013, there were no conversions of vested LTIP Units. As of December 31, 2013, approximately 3.0 million LTIP Units were outstanding of which approximately 1.2 million were vested. In addition, during the three months ended March 31, 2013, we issued approximately 0.4 million LTIP Units for awards issued in connection with our multi-year outperformance program that ended December 31, 2012.

Note 9—Related Party Transactions

8th & Vineyard Consolidated Joint Venture

In 2010, we entered into the 8th & Vineyard joint venture with Iowa Investments, LLC, an entity owned by one of our executives, to purchase 19.3 acres of land held for development in Southern California. Pursuant to the joint venture agreement, we will first receive a return of all capital along with a preferred return. Thereafter, Iowa Investments, LLC will receive a return of all capital along with a promoted interest. The land parcel acquired by 8th & Vineyard was purchased from an entity in which the same executive had a minority ownership. The total acquisition price of $4.7 million was determined to be at fair value.

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. Entities controlled by one of our executives have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third- party. Each venture partner will earn returns in accordance with their ownership interests. We have controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.

Note 10—Earnings per Share/Unit

We use the two-class method of computing earnings per common share/unit which is an earnings allocation formula that determines earnings per share/unit for common stock/unit and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share/unit are computed by dividing the sum of distributed earnings to common stockholders/OP Unitholders and undistributed earnings allocated to common stockholders/OP Unitholders by the weighted average number of common shares/units outstanding for the period.

A participating security is defined by GAAP as an unvested share-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share/unit pursuant to the two-class method. Nonvested restricted stock and LTIP Units are considered participating securities as these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire.

DCT

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Earnings per Common share—Basic and Diluted
Numerator
Income (loss) from continuing operations	$459	$(3,431)
Income from continuing operations attributable to noncontrolling interests	(151)	(129)

Income (loss) from continuing operations attributable to common stockholders	308	(3,560)
Less: Distributed and undistributed earnings allocated to participating securities	(166)	(173)

Numerator for adjusted income (loss) from continuing operations attributable to common stockholders	142	(3,733)

Income from discontinued operations	9	5,067
Noncontrolling interests’ share of income from discontinued operations	—	(228)

Numerator for income from discontinued operations attributable to common stockholders	9	4,839

Adjusted net income attributable to common stockholders	$151	$1,106

Denominator
Weighted average common shares outstanding—basic	323,942	281,063
Effect of dilutive securities:
Stock options and phantom stock	1,052	—

Weighted average common shares outstanding—basic and dilutive	324,994	281,063

Earnings per Common Share—Basic
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	0.00	0.01

Net income attributable to common stockholders	$0.00	$0.00

Earnings per Common Share—Diluted
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	0.00	0.01

Net income attributable to common stockholders	$0.00	$0.00

Operating Partnership

The following table sets forth the computation of basic and diluted earnings per common unit for the three months ended March 31, 2014 and 2013 (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2014	2013
Earnings per OP Unit—Basic and Diluted
Numerator
Income (loss) from continuing operations	$459	$(3,431)
Income from continuing operations attributable to noncontrolling interests	(133)	(265)

Income (loss) from continuing operations attributable to OP Unitholders	326	(3,696)
Less: Distributed and undistributed earnings allocated to participating securities	(166)	(173)

Numerator for adjusted income (loss) from continuing operations attributable to OP Unitholders	160	(3,869)

Income from discontinued operations	9	5,067
Noncontrolling interests’ share of income from discontinued operations	—	—

Numerator for income from discontinued operations attributable to OP Unitholders	9	5,067

Adjusted net income attributable to OP Unitholders	$169	$1,198

Denominator
Weighted average OP Units outstanding—basic	341,770	301,346
Effect of dilutive securities:
Stock options and phantom stock	1,052	—

Weighted average OP Units outstanding—basic and dilutive	342,822	301,346

Earnings per OP Unit—Basic
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	0.00	0.01

Net income attributable to OP Unitholders	$0.00	$0.00

Earnings per OP Units—Diluted
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	0.00	0.01

Net income attributable to OP Unitholders	$0.00	$0.00

DCT and the Operating Partnership

Potentially Dilutive Shares

For the three months ended March 31, 2013, we excluded from diluted earnings per share the weighted average common share equivalents or common unit equivalents related to 5.7 million stock options and phantom stock because their effect would be anti-dilutive.

Note 11—Segment Information

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation related to discontinued operations (see Note 12—Discontinued Operations and Assets Held for Sale for additional information).

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Segments:
East assets	$1,020,621	$1,026,416
Central assets	1,065,217	1,034,814
West assets	1,046,288	1,018,246

Total segment net assets	3,132,126	3,079,476
Non-segment assets:
Non-segment cash and cash equivalents	6,476	25,671
Other non-segment assets (1)	120,157	152,620
Assets held for sale (2)	8,244	8,196

Total assets	$3,267,003	$3,265,963

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

The following table sets forth the rental revenues of our segments in continuing operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
East	$28,972	$21,880
Central	31,612	26,020
West	22,035	19,409

Rental revenues	82,619	67,309
Institutional capital management and other fees	764	812

Total revenues	$83,383	$68,121

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Income (loss) from continuing operations” for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
East	$20,139	$15,869
Central	20,220	17,643
West	16,661	14,869

Property NOI (1)	57,020	48,381
Institutional capital management and other fees	764	812
Gain on acquisitions and dispositions of real estate interests	2,045	—
Real estate related depreciation and amortization	(36,433)	(30,196)
Casualty and involuntary conversion gain	—	59
Development profit, net of taxes	728	268
General and administrative	(6,834)	(6,339)
Impairment losses	(4,359)	—
Equity in earnings of unconsolidated joint ventures, net	3,613	391
Interest expense	(16,056)	(16,860)
Interest and other income	28	162
Income tax expense and other taxes	(57)	(109)

Income (loss) from continuing operations	$459	$(3,431)

(1)	Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expense) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 12—Discontinued Operations and Assets Held for Sale

We report results of operations from real estate assets that meet the definition of a component of an entity, have been sold or meet the criteria to be classified as held for sale, for which the disposal or expected disposal represents a strategic shift in operations, as discontinued operations. Real estate assets that meet the definition of a component of an entity and were disposed of or held for sale prior to January 1, 2014 are reported as discontinued operations. See Note 2—Summary of Significant Accounting Policies for additional information regarding discontinued operations.

As of March 31, 2014, we classified two properties in our East operating segment and two properties in our Central operating segment as held for sale. In April 2014, we completed the sale of two of the properties. The remaining two properties are expected to be sold during 2014.

During the three months ended March 31, 2014, we recorded an impairment charge of $4.4 million on two of the properties as the assets’ carrying value exceeded their estimated fair value less costs to sell. The estimated fair value of these properties was based upon the contractual sales price, a Level 2 fair value measurement.

The following table summarizes the components of income from discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Rental revenues	$304	$5,989
Rental expenses and real estate taxes	(85)	(1,207)
Real estate related depreciation and amortization	—	(2,494)
General and administrative	(27)	(80)

Operating income	192	2,208
Interest and other expense	(19)	(18)
Income tax expense	(32)	—

Operating income and other income	141	2,190
Gain on acquisitions and dispositions of real estate interests	—	2,877
Adjustment to previously impaired properties	(132)	—

Income from discontinued operations	$9	$5,067

Note 13—Condensed Consolidating Financial Information

During October 2013, we issued $275.0 million aggregate principal amount of 4.50% senior notes at 99.038% of face value in a private placement. The senior notes are jointly and severally, fully and unconditionally guaranteed by DCT and certain of the Company’s wholly owned subsidiaries. Subsequently, these private placement notes are subject to an exchange offer for SEC registered notes having substantially identical terms.

The following tables present the condensed consolidating financial information for (a) DCT Industrial Trust, Inc. (“Parent” and a guarantor), (b) DCT Industrial Operating Partnership LP (“Subsidiary Issuer”), (c) on a combined basis, the guarantor subsidiaries (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Additional columns present consolidating adjustments and consolidated totals as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013.

As the guarantees were made in connection with our note offering in October 2013, the Subsidiary Guarantors’ condensed consolidating information as of December 31, 2013 and for the period ended March 31, 2013 is presented based on the guarantors as of December 31, 2013. Subsequent to December 31, 2013, certain of our subsidiaries may be released from their guarantees, primarily due to the disposition of properties. These changes in guarantors are reflected prospectively.

Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

Investments in consolidated subsidiaries are accounted for using the equity method for purposes of the combined presentation. The consolidating adjustments principally relate to the elimination of investments in consolidated subsidiaries and intercompany balances and transactions.

Condensed Consolidated Balance Sheets

March 31, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$—	$—	$744,254	$148,673	$—	$892,927
Buildings and improvements	—	—	2,255,813	409,904	—	2,665,717
Intangible lease assets	—	—	58,250	25,454	—	83,704
Construction in progress	—	—	80,756	4,298	—	85,054

Total investment in properties	—	—	3,139,073	588,329	—	3,727,402
Less accumulated depreciation and amortization	—	—	(568,952)	(111,188)	—	(680,140)

Net investment in properties	—	—	2,570,121	477,141	—	3,047,262
Investments in and advances to unconsolidated joint ventures	—	100,589	609	—	—	101,198

Net investment in real estate	—	100,589	2,570,730	477,141	—	3,148,460
Cash and cash equivalents	—	11,095	—	5,930	—	17,025
Restricted cash	—	—	338	2,151	—	2,489
Deferred loan costs, net	—	9,207	—	497	—	9,704
Straight-line rent and other receivables, net	—	63	42,050	8,483	—	50,596
Other assets, net	—	4,625	6,611	4,624	—	15,860
Intercompany receivables, net	22,947	156,743	—	—	(179,690)	—
Investment in subsidiaries	1,568,695	2,587,842	14,913	—	(4,171,450)	—
Assets held for sale	—	—	12,213	10,656	—	22,869

Total assets	$1,591,642	$2,870,164	$2,646,855	$509,482	$(4,351,140)	$3,267,003

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$—	$13,301	$38,960	$9,379	$—	$61,640
Intercompany payables, net	—	22,947	42,898	113,845	(179,690)	—
Distributions payable	22,947	1,318	—	—	—	24,265
Tenant prepaids and security deposits	—	—	20,936	3,696	—	24,632
Other liabilities	—	119	3,300	2,838	—	6,257
Intangible lease liability, net	—	—	17,341	2,527	—	19,868
Line of credit	—	34,000	—	—	—	34,000
Senior unsecured notes	—	1,122,459	—	—	—	1,122,459
Mortgage notes	—	—	34,299	245,483	—	279,782
Liabilities related to assets held for sale	—	—	365	5,596	—	5,961

Total liabilities	22,947	1,194,144	158,099	383,364	(179,690)	1,578,864

Equity:
Stockholders’ equity	1,568,695	1,676,020	2,488,756	126,118	(4,290,894)	1,568,695
Noncontrolling interests	—	—	—	—	119,444	119,444

Total equity	1,568,695	1,676,020	2,488,756	126,118	(4,171,450)	1,688,139

Total liabilities and equity	$1,591,642	$2,870,164	$2,646,855	$509,482	$(4,351,140)	$3,267,003

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$—	$—	$69,341	$13,278	$—	$82,619
Institutional capital management and other fees	—	380	—	468	(84)	764

Total revenues	—	380	69,341	13,746	(84)	83,383

OPERATING EXPENSES:
Rental expenses	—	—	10,974	1,428	—	12,402
Real estate taxes	—	—	10,942	2,255	—	13,197
Real estate related depreciation and amortization	—	—	30,316	6,117	—	36,433
General and administrative	—	6,381	93	360	—	6,834
Impairment losses	—	—	587	3,772	—	4,359

Total operating expenses	—	6,381	52,912	13,932	—	73,225

Operating income (loss)	—	(6,001)	16,429	(186)	(84)	10,158
OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	—	—	728	—	728
Equity in earnings (loss) of unconsolidated joint ventures, net	—	3,557	(28)	—	84	3,613
Gain on acquisitions and dispositions of real estate interests	—	1,947	—	98	—	2,045
Interest expense	—	(12,529)	(882)	(3,195)	550	(16,056)
Interest and other income (expense)	—	552	(22)	55	(557)	28
Income tax benefit (expense) and other taxes	—	(68)	83	(72)	—	(57)

Income (loss) from continuing operations	—	(12,542)	15,580	(2,572)	(7)	459
Income (loss) from discontinued operations	—	—	255	(253)	7	9
Equity in earnings of consolidated subsidiaries	317	12,877	728	—	(13,922)	—

Consolidated net income (loss)	317	335	16,563	(2,825)	(13,922)	468
Net income attributable to noncontrolling interests	—	—	—	—	(151)	(151)

Net income (loss) attributable to common stockholders	317	335	16,563	(2,825)	(14,073)	317

Distributed and undistributed earnings allocated to participating securities	—	(166)	—	—	—	(166)

Adjusted net income (loss) attributable to common stockholders	$317	$169	$16,563	$(2,825)	$(14,073)	$151

Net income (loss)	$317	$335	$16,563	$(2,825)	$(13,922)	$468
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	—	(152)	—	(176)	—	(328)
Net reclassification adjustment on cash flow hedging instruments	—	1,118	—	38	—	1,156

Other comprehensive income (loss)	—	966	—	(138)	—	828

Comprehensive income (loss)	317	1,301	16,563	(2,963)	(13,922)	1,296
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(265)	(265)

Comprehensive income (loss) attributable to common stockholders	$317	$1,301	$16,563	$(2,963)	$(14,187)	$1,031

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$—	$(9,967)	$35,675	$6,981	$—	$32,689

INVESTING ACTIVITIES:
Real estate acquisitions	—	—	(43,229)	—	—	(43,229)
Capital expenditures and development activities	—	—	(35,669)	(3,024)	—	(38,693)
Proceeds from dispositions of real estate investments	—	1,760	—	1,101	—	2,861
Investments in unconsolidated joint ventures	—	(771)	—	—	—	(771)
Proceeds from casualties and involuntary conversion	—	—	201	4	—	205
Distributions of investments in unconsolidated joint ventures	—	16,487	—	—	—	16,487
Other investing activities	—	6,864	2	(151)	—	6,715

Net cash provided by (used in) investing activities	—	24,340	(78,695)	(2,070)	—	(56,425)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	—	12,000	—	—	—	12,000
Repayments of senior unsecured revolving line of credit	—	(17,000)	—	—	—	(17,000)
Principal payments on mortgage notes	—	—	(181)	(5,101)	—	(5,282)
Proceeds from issuance of common stock and OP Units	43,980	43,980	—	—	(43,980)	43,980
Offering costs for issuance of common stock and OP Units	(559)	(559)	—	—	559	(559)
Net payments relating to intercompany financing	(20,981)	(45,277)	43,201	2,076	20,981	—
Redemption of noncontrolling interests	—	(707)	—	—	—	(707)
Dividends to common stockholders	(22,440)	(22,440)	—	—	22,440	(22,440)
Distributions to noncontrolling interests	—	(1,360)	—	(84)	—	(1,444)
Other financing activity	—	(13)	—	—	—	(13)

Net cash provided by (used in) financing activities	—	(31,376)	43,020	(3,109)	—	8,535

Net change in cash and cash equivalents	—	(17,003)	—	1,802	—	(15,201)
Cash and cash equivalents, beginning of period	—	28,098	—	4,128	—	32,226

Cash and cash equivalents, end of period	$—	$11,095	$—	$5,930	$—	$17,025

Condensed Consolidated Balance Sheets

December 31, 2013

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$—	$—	$728,556	$155,248	$—	$883,804
Buildings and improvements	—	—	2,192,623	423,256	—	2,615,879
Intangible lease assets	—	—	56,429	26,329	—	82,758
Construction in progress	—	—	75,235	13,375	—	88,610

Total investment in properties	—	—	3,052,843	618,208	—	3,671,051
Less accumulated depreciation and amortization	—	—	(543,781)	(110,316)	—	(654,097)

Net investment in properties	—	—	2,509,062	507,892	—	3,016,954
Investments in and advances to unconsolidated joint ventures	—	124,285	638	—	—	124,923

Net investment in real estate	—	124,285	2,509,700	507,892	—	3,141,877
Cash and cash equivalents	—	28,098	—	4,128	—	32,226
Restricted cash	—	8,841	340	3,440	—	12,621
Deferred loan costs, net	—	9,737	—	514	—	10,251
Straight-line rent and other receivables, net	—	82	37,800	8,365	—	46,247
Other assets, net	—	3,313	7,343	3,889	—	14,545
Intercompany receivables, net	22,472	137,000	—	—	(159,472)	—
Investment in subsidiaries	1,543,806	2,540,233	11,965	—	(4,096,004)	—
Assets held for sale	—	—	8,196	—	—	8,196

Total assets	$1,566,278	$2,851,589	$2,575,344	$528,228	$(4,255,476)	$3,265,963

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$—	$11,140	$36,985	$15,156	$—	$63,281
Intercompany payables, net	—	22,472	44,448	92,552	(159,472)	—
Distributions payable	22,472	1,320	—	—	—	23,792
Tenant prepaids and security deposits	—	—	24,289	4,253	—	28,542
Other liabilities	—	93	7,177	2,852	—	10,122
Intangible lease liability, net	—	—	17,646	2,743	—	20,389
Line of credit	—	39,000	—	—	—	39,000
Senior unsecured notes	—	1,122,407	—	—	—	1,122,407
Mortgage notes	—	—	34,480	256,480	—	290,960
Liabilities related to assets held for sale	—	—	278	—	—	278

Total liabilities	22,472	1,196,432	165,303	374,036	(159,472)	1,598,771

Equity:
Stockholders’ equity	1,543,806	1,655,157	2,410,041	154,192	(4,219,390)	1,543,806
Noncontrolling interests	—	—	—	—	123,386	123,386

Total equity	1,543,806	1,655,157	2,410,041	154,192	(4,096,004)	1,667,192

Total liabilities and equity	$1,566,278	$2,851,589	$2,575,344	$528,228	$(4,255,476)	$3,265,963

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2013

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$—	$—	$53,875	$13,434	$—	$67,309
Institutional capital management and other fees	—	337	—	555	(80)	812

Total revenues	—	337	53,875	13,989	(80)	68,121

OPERATING EXPENSES:
Rental expenses	—	—	7,039	1,310	—	8,349
Real estate taxes	—	—	8,283	2,296	—	10,579
Real estate related depreciation and amortization	—	—	23,816	6,380	—	30,196
General and administrative	—	5,372	45	922	—	6,339
Casualty and involuntary conversion gain	—	—	(59)	—	—	(59)

Total operating expenses	—	5,372	39,124	10,908	—	55,404

Operating income (loss)	—	(5,035)	14,751	3,081	(80)	12,717
OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	—	—	268	—	268
Equity in earnings of unconsolidated joint ventures, net	—	306	5	—	80	391
Interest expense	—	(12,896)	(1,302)	(3,414)	752	(16,860)
Interest and other income (expense)	—	741	—	1,852	(2,431)	162
Income tax benefit (expense) and other taxes	—	(54)	97	(152)	—	(109)

Income (loss) from continuing operations	—	(16,938)	13,551	1,635	(1,679)	(3,431)
Income from discontinued operations	—	—	163	3,225	1,679	5,067
Equity in earnings of consolidated subsidiaries	1,279	18,309	185	—	(19,773)	—

Consolidated net income	1,279	1,371	13,899	4,860	(19,773)	1,636
Net income attributable to noncontrolling interests	—	—	—	—	(357)	(357)

Net income attributable to common stockholders	1,279	1,371	13,899	4,860	(20,130)	1,279

Distributed and undistributed earnings allocated to participating securities	—	(173)	—	—	—	(173)

Adjusted net income attributable to common stockholders	$1,279	$1,198	$13,899	$4,860	$(20,130)	$1,106

Net income	$1,279	$1,371	$13,899	$4,860	$(19,773)	$1,636
Other comprehensive income
Net derivative gain on cash flow hedging instruments	—	6	—	—	—	6
Net reclassification adjustment on cash flow hedging instruments	—	1,093	—	—	—	1,093

Other comprehensive income	—	1,099	—	—	—	1,099

Comprehensive income	1,279	2,470	13,899	4,860	(19,773)	2,735
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(456)	(456)

Comprehensive income attributable to common stockholders	$1,279	$2,470	$13,899	$4,860	$(20,229)	$2,279

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$—	$(17,299)	$35,980	$2,464	$—	$21,145

INVESTING ACTIVITIES:
Real estate acquisitions	—	—	(35,010)	—	—	(35,010)
Capital expenditures and development activities	—	—	(27,459)	(3,258)	—	(30,717)
Proceeds from dispositions of real estate investments	—	—	—	49,793	—	49,793
Investments in unconsolidated joint ventures	—	(579)	—	—	—	(579)
Proceeds from casualties and involuntary conversion	—	—	3,389	1,372	—	4,761
Distributions of investments in unconsolidated joint ventures	—	640	—	—	—	640
Other investing activities	—	—	2	9	—	11

Net cash provided by (used in) investing activities	—	61	(59,078)	47,916	—	(11,101)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	—	56,000	—	—	—	56,000
Repayments of senior unsecured revolving line of credit	—	(116,000)	—	—	—	(116,000)
Proceeds from senior unsecured notes	—	225,000	—	—	—	225,000
Repayments of senior unsecured notes	—	(175,000)	—	—	—	(175,000)
Proceeds from mortgage notes	—	—	9,303	—	—	9,303
Principal payments on mortgage notes	—	—	(5,351)	(2,981)	—	(8,332)
Proceeds from issuance of common stock and OP Units	27,942	27,942	—	—	(27,942)	27,942
Offering costs for issuance of common stock and OP Units	(443)	(443)	—	—	443	(443)
Net payments relating to intercompany financing	(7,843)	32,112	19,049	(51,161)	7,843	—
Redemption of noncontrolling interests	—	(615)	—	—	—	(615)
Dividends to common stockholders	(19,656)	(19,656)	—	—	19,656	(19,656)
Distributions to noncontrolling interests	—	(1,507)	—	(180)	—	(1,687)
Other financing activity	—	(1,427)	—	1,673	—	246

Net cash provided by (used in) financing activities	—	26,406	23,001	(52,649)	—	(3,242)

Net change in cash and cash equivalents	—	9,168	(97)	(2,269)	—	6,802
Cash and cash equivalents, beginning of period	—	11,162	97	1,437	—	12,696

Cash and cash equivalents, end of period	$—	$20,330	$—	$(832)	$—	$19,498

Note 14—Subsequent Events

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

Overview

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States (“U.S.”). As used herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2014, DCT owned approximately 94.9% of the outstanding equity interests in the Operating Partnership.

As of March 31, 2014, the Company owned interests in approximately 73.1 million square feet of properties leased to approximately 900 customers, including:

•	63.8 million square feet comprising 405 consolidated operating properties, including 0.6 million square feet comprising four consolidated buildings classified as held for sale, which were 92.8% occupied;

•	8.6 million square feet comprising 25 unconsolidated properties which were 97.7% occupied and operated on behalf of four institutional capital management partners; and

•	0.7 million square feet comprising four consolidated buildings in development.

The Company also has five buildings under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties” for further detail related to our development activity.

Our primary business objectives are to maximize long-term growth in Funds from Operations, or FFO, as defined on page 48, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

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

New development has begun to increase in certain markets where fundamentals have improved, however construction is below current levels of net absorption in most markets and well below peak levels. We expect that the operating environment will continue to be favorable for landlords with a meaningful improvement of rental and occupancy rates.

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

Significant Transactions During 2014

Summary of the three months ended March 31, 2014

•	Acquisitions

•	During the three months ended March 31, 2014, we acquired six buildings comprising 0.9 million square feet in the Chicago, Dallas and Seattle markets for a total purchase price of approximately $40.7 million.

•	In addition, during the three months ended March 31, 2014, we acquired 15.0 acres of land in the Dallas and Seattle markets for approximately $2.9 million that is held for future development.

•	Development Activities

•	During the three months ended March 31, 2014, construction was shell complete on three projects totaling 0.4 million square feet in Houston, Seattle and Southern California. Additionally, we recognized development profit, net of taxes, of approximately $0.7 million related to the 8th & Vineyard A build-to-suit project, for which construction was completed during the first quarter. The table below reflects a summary of development activities at March 31, 2014:

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Cumulative Costs at 3/31/2014	Projected Investment	Completion Date(1)	Percent Leased
				(in thousands)		(in thousands)	(in thousands)
Development Activities:
Development Projects in Lease Up
DCT Beltway Tanner Business Park	Houston	11	1	133	100%	$10,626	$15,424	Q1-2014	79	%(4)
DCT Airtex Industrial Center	Houston	13	1	267	100%	12,815	14,657	Q4-2013	100%
DCT Summer South Distribution Center	Seattle	9	1	188	100%	10,385	12,536	Q1-2014	0%

	Total	33	3	588	100%	$33,826	$42,617		63%

Under Construction
DCT Airtex Industrial Center II	Houston	7	1	125	100%	$1,929	$9,882	Q4-2014	0%
DCT White River Corporate Center Phase I	Seattle	30	1	649	100%	30,712	42,747	Q3-2014	0%
DCT Auburn 44	Seattle	3	1	49	100%	4,724	4,724	Q2-2014	100%
Slover Logistics Center II	So. California	28	1	610	100%	32,813	37,121	Q2-2014	100%
DCT Rialto Logistics Center	So. California	42	1	928	100%	22,970	59,560	Q4-2014	0%

	Total	110	5	2,361	100%	$93,148	$154,034		28%

Development Projects for Sale
8th & Vineyard A(2)	So. California	6	1	130	91%	$8,165	$8,165	Q1-2014	N/A
8th & Vineyard B	So. California	4	1	99	91%	5,855	6,117	Q1-2014	N/A

	Total	10	2	229	91%	$14,020	$14,282

Development Projects Moved to Operating
DCT 55(3)	Chicago	33	1	604	100%	$26,904	$28,810	Q4-2012	66%

		186	11	3,782	99%	$167,898	$239,743		40%

(1)	The completion date represents the date of building shell completion or estimated dates of shell completion.
(2)	During January 2014, we completed the build-to-suit and sold 8th & Vineyard A.
(3)	The property has been completed for accounting purposes and ready for its intended use, however, is not stabilized as of March 31, 2014.
(4)	Percent leased includes leases signed in April 2014.

•	Dispositions

•	During the three months ended March 31, 2014, we did not dispose of any operating properties, however, we recognized an impairment loss of approximately $4.4 million on two properties classified as held for sale.

•	Significant Activity with Joint Ventures

•	In January 2014, the TRT-DCT Ventures I and II disposed of all their properties. The Company received approximately $6.6 million in net proceeds from the transactions. Based on the structure of the transactions, we recognized a gain of approximately $0.9 million on the sale of our interest in TRT-DCT Venture I and we recognized our share of the TRT-DCT Venture II’s gain on sale of properties of approximately $2.4 million.

•	During March 2014, we obtained 100.0% controlling interest through the purchase of our partner’s 50.0% interest in one building from the IDI-DCT, LLC joint venture for approximately $10.3 million and recognized a gain on acquisition of approximately $1.0 million.

•	Debt Activity

•	As of March 31, 2014, we had $34.0 million outstanding and $266.0 million available under the unsecured revolving credit facility.

•	Equity activity

•	During the three months ended March 31, 2014, approximately 5.9 million shares were issued through our continuous equity offering program at an average price of $7.50 per share, for proceeds of approximately $43.7 million, net of offering expenses. The proceeds from the sale of shares were contributed to the Operating Partnership in exchange for an equal number of OP Units in the Operating Partnership and were used for general corporate purposes, including funding of acquisitions and repaying debt.

•	Leasing Activity

The following table provides a summary of our leasing activity for the March 31, 2014:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)	Weighted Average Retention(6)
		(in thousands)			(in months)
First quarter 2014	68	4,351	$4.34	15.1%	67	$2.75	80.8%

(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(3)	GAAP basis rent growth is an annual ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) compared to the net effective rent of the comparable lease. Leases where there were no prior comparable leases due to materially different lease structures are excluded.
(4)	The lease term is in months. Assumes no exercise of lease renewal options, if any.
(5)	Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.
(6)	Represents the percentage of customers renewing their respective leases weighted by average square feet.

During the three months ended March 31, 2014, we signed 32 leases with free rent concessions, comprising 2.6 million square feet representing total concessions of $2.4 million primarily related to free rent periods.

Customer Diversification

As of March 31, 2014, there were no customers that occupied more than 2.3% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of March 31, 2014, who occupy a combined 6.2 million square feet of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Schenker, Inc.	2.3%
Deutsche Post World Net (DHL & Excel)	1.5%
The Clorox Company	1.2%
United Stationers Supply Company	1.1%
YRC, LLC	1.1%
The Glidden Company	1.0%
Bridgestone Corporation	1.0%
One Kings Lane, Inc.	0.9%
Genco I, Inc.	0.9%
Iron Mountain	0.9%

Total	11.9%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.

We continuously monitor the financial condition of our customers. We communicate often with those customers who have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would individually cause a material reduction in our revenues, and no customer represents more than 5.0% of our annual base rent.

Results of Operations

Summary of the three months ended March 31, 2014 compared to the same periods ended March 31, 2013

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the U.S. As of March 31, 2014, the Company owned interests in or had under development approximately 73.1 million square feet of properties leased to approximately 900 customers, including 8.6 million square feet managed on behalf of four institutional capital management joint venture partners. Also as of March 31, 2014, we consolidated 401 operating properties, four development properties and four consolidated properties classified as held for sale.

Comparison of the three months ended March 31, 2014 compared to the same period ended March 31, 2013

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods for which the operations had been stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 349 operating properties and was comprised of 53.2 million square feet. A discussion of these changes follows in the table below (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change	Percent Change
Rental Revenues
Same store	$69,645	$66,533	$3,112	4.7%
Non-same store operating properties	12,520	776	11,744	1513.4%
Development and redevelopment	454	—	454	100.0%

Total rental revenues	82,619	67,309	15,310	22.7%

Rental Expenses and Real Estate Taxes
Same store	21,436	18,717	2,719	14.5%
Non-same store operating properties	4,108	185	3,923	2120.5%
Development and redevelopment	55	26	29	111.5%

Total rental expenses and real estate taxes	25,599	18,928	6,671	35.2%

Property Net Operating Income (1)
Same store	48,209	47,816	393	0.8%
Non-same store operating properties	8,412	591	7,821	1323.4%
Development and redevelopment	399	(26)	425	1634.6%

Total property net operating income	57,020	48,381	8,639	17.9%

Other Revenue and Other Income
Institutional capital management and other fees	764	812	(48)	-5.9%
Development profit, net of taxes	728	268	460	171.6%
Equity in earnings of unconsolidated joint ventures, net	3,613	391	3,222	824.0%
Gain on acquisitions and dispositions of real estate interests	2,045	—	2,045	100.0%
Casualty and involuntary conversion gain	—	59	(59)	-100.0%
Interest and other income	28	162	(134)	-82.7%

Total other revenue and other income	7,178	1,692	5,486	324.2%

Other Expenses
Real estate related depreciation and amortization	36,433	30,196	6,237	20.7%
Interest expense	16,056	16,860	(804)	-4.8%
General and administrative	6,834	6,339	495	7.8%
Impairment losses	4,359	—	4,359	100.0%
Income tax expense and other taxes	57	109	(52)	-47.7%

Total other expenses	63,739	53,504	10,235	19.1%

Income from discontinued operations	9	5,067	(5,058)	-99.8%
Net income attributable to noncontrolling interests of the Operating Partnership	(133)	(265)	132	49.8%

Net income attributable to OP Unitholders	335	1,371	(1,036)	-75.6%

Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(18)	(92)	74	80.4%

Net income attributable to common stockholders	$317	$1,279	$(962)	-75.2%

(1)	Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains (losses), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expenses) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. We believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Income (loss) from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11—Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $15.3 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the following:

•	$12.2 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties. Since January 1, 2013, we have acquired 44 operating properties, nine properties for development and completed development of seven properties.

•	$3.1 million increase in total revenue in our same store portfolio primarily due to the following:

•	$0.6 million increase in base rent primarily resulting from increased rental rates and a 40 basis point increase in average occupancy period over period;

•	$1.9 million increase in operating expense recoveries related to a higher property operating expense and higher average occupancy;

•	$0.8 million increase in revenues from early lease terminations; and

•	$0.4 million increase in other revenues primarily related to increases in amortization of below market rent and other rents; which was partially offset by

•	$0.6 million decrease in straight-line rental revenue as a result of fewer rent concessions.

The following table illustrates the various components of our consolidated rental revenues for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013	$ Change
Base rent	$58,301	$49,920	$8,381
Straight-line rent	2,114	1,356	758
Amortization of above and below market rent intangibles	427	399	28
Tenant recovery income	20,023	15,165	4,858
Other	829	354	475
Revenues related to early lease terminations	925	115	810

Total rental revenues	$82,619	$67,309	$15,310

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by $6.7 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the following:

•	$4.0 million increase in rental expenses and real estate taxes related to properties acquired and development and redevelopment properties placed into operation during the period; and

•	$2.7 million increase in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to increases in property taxes and snow removal resulting from heavy winter storms.

Other Revenue and Other Income

Total other revenue and other income increased $5.5 million for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due the following:

•	$3.2 million increase in equity in earnings of unconsolidated joint ventures primarily related to a gain from the sale of all properties in the TRT-DCT Venture I;

•	$2.0 million gain on acquisitions and dispositions of real estate interests primarily related to a $0.9 million gain on the sale of our interest in the TRT-DCT Venture I and a gain of $1.0 million related to the purchase of our partner’s 50.0% interest in one property from the IDI-DCT, LLC joint venture; and

•	$0.7 million in development profit, net of taxes related to the completed build-to-suit and sale of 8th & Vineyard A which was offset by a $0.3 million development profit, net of taxes recognized during 2013.

Other Expenses

Other expenses increased $10.2 million for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to the following:

•	$6.2 million increase in depreciation and amortization expense resulting from real estate acquisitions and capital additions; and

•	$4.4 million impairment expense recognized on two of our properties held for sale; partially offset by

•	$0.8 million decrease in interest expense as a result of the $175.0 million senior unsecured note paid down in March 2013 and lower borrowings on our senior unsecured revolving credit facility.

Income from Discontinued Operations

Income from discontinued operations decreased by $5.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. This decrease is primarily related to the classification of three properties disposed as discontinued operations for the three month period ended March 31, 2013. See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update.

Segment Summary for the three months ended March 31, 2014 compared to the same period ended March 31, 2013

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 11—Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three months ended March 31, 2014 compared to March 31, 2013, respectively (dollar amounts and square feet in thousands):

	As of March 31,				Three Months Ended March 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income (3)
EAST:
2014	132	23,164	90.4%	$1,020,621	$28,972	$20,139
2013	120	19,977	86.7%	879,284	$21,880	$15,869

Change	12	3,187	3.7%	$141,337	$7,092	$4,270

CENTRAL:
2014	171	27,638	93.6%	$1,065,217	$31,612	$20,220
2013	151	23,663	91.2%	1,095,733	$26,020	$17,643

Change	20	3,975	2.4%	$(30,516)	$5,592	$2,577

WEST:
2014	105	13,473	90.3%	$1,046,288	$22,035	$16,661
2013	93	11,809	97.1%	893,524	$19,409	$14,869

Change	12	1,664	(6.8)%	$152,764	$2,626	$1,792

(1)	Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents, other non-segment assets, and assets held for sale that meet the definition of a discontinued operation. The prior year segment assets are not restated for current year discontinued operations.
(2)	Segment rental revenues include revenue from operating properties and development properties. Properties classified as discontinued operations are not included in these results.
(3)	For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 11—Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013	Change
Segments:
East assets	$1,020,621	$1,026,416	$(5,795)
Central assets	1,065,217	1,034,814	30,403
West assets	1,046,288	1,018,246	28,042

Total segment net assets	3,132,126	3,079,476	52,650
Non-segment assets:
Non-segment cash and cash equivalents	6,476	25,671	(19,195)
Other non-segment assets (1)	120,157	152,620	(32,463)
Assets held for sale (2)	8,244	8,196	48

Total assets	$3,267,003	$3,265,963	$1,040

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

East Segment

•	East Segment assets decreased by approximately $5.8 million in 2014 primarily due to depreciation and amortization expense.

•	East Segment property NOI, after reclassification for discontinued operations, increased approximately $4.3 million, for the three months ended March 31, 2014 as compared to the same period in 2013, primarily as a result of:

•	$7.1 million increase in rental revenues, of which $4.3 million is attributed to property acquisitions and $2.8 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$2.8 million increase in operating expenses primarily comprised of increased property taxes and snow removal.

Central Segment

•	Central Segment assets increased by approximately $30.4 million in 2014 due to the acquisition of four properties, completion of development on one property and acquisition of one land parcel since December 31, 2013.

•	Central Segment property NOI, after reclassification for discontinued operations, increased approximately $2.6 million, for the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of:

•	$5.6 million increase in rental revenues, of which $3.2 million is attributed to property acquisitions and $2.4 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$3.0 million increase in operating expenses primarily comprised of increased property taxes and snow removal.

West Segment

•	West Segment assets increased by approximately $28.0 million in 2014 due to the acquisition of two properties, completion of development on two properties and acquisition of two land parcels since December 31, 2013.

•	West Segment property NOI, after reclassification for discontinued operations, increased approximately $1.8 million for the three months ended March 31, 2014 as compared to the same period in 2013, primarily as a result of:

•	$2.6 million increase in rental revenues, of which $1.8 million is attributed to property acquisitions and $0.8 million is attributed to higher rental revenues at existing properties; which was partially offset by

•	$0.8 million increase in operating expenses primarily comprised of increased property taxes.

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

Cash Flows

“Cash and cash equivalents” were $17.0 million and $32.2 million as of March 31, 2014 and December 31, 2013, respectively. Net cash provided by operating activities increased $11.6 million to $32.7 million during the three months ended March 31, 2014 compared to $21.1 million during the same period in 2013. This change was primarily due to an increase in property net operating income, as a result of an increase in occupancy and rental rates.

Net cash used in investing activities increased $45.3 million to $56.4 million during the three months ended March 31, 2014 compared to $11.1 million during the same period in 2013. This change was primarily due to an increase of cash outflows related to real estate acquisitions of $8.2 million, an increase of cash outflows related to capital expenditures of $8.0 million, as reflected in the table below and a decrease of $46.9 million related to cash inflows from dispositions. These activities were partially offset by an increase in distributions of investments in unconsolidated joint ventures of $15.8 million.

Going forward, we will pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Transactions During 2014—Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred during the three months ended March 31, 2014. Our total capital expenditures for the three months ended March 31, 2014 and March 31, 2013 were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013	$ Change
Development	$26,252	$21,467	$4,785
Redevelopment	363	1,777	(1,414)
Due diligence	2,056	614	1,442
Casualty expenditures	392	2,119	(1,727)
Building and land improvements	1,542	927	615
Tenant improvements and leasing costs	9,678	6,043	3,635

Total capital expenditures and development activities	40,283	32,947	7,336
Accruals and other adjustments	(1,590)	(2,230)	640

Total cash paid for capital expenditures and development activities	$38,693	$30,717	$7,976

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

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the three months ended March 31, 2014 and 2013 were $2.0 million and $2.0 million, respectively.

Net cash provided by (used in) financing activities increased $11.7 million to $8.5 million during the three months ended March 31, 2014 compared to $(3.2) million during the same period in 2013. This change was primarily related to an increase of $15.9 million of net proceeds from the issuance of common stock, partially offset by an increase in net repayments of debt totaling $1.3 million and an increase of $2.5 million in dividends paid to common stockholders and noncontrolling interests.

Common Stock

As of March 31, 2014, approximately 326.9 million shares of common stock were issued and outstanding.

On May 29, 2013, the Company registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, DCT may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the three months ended March 31, 2014 approximately 5.9 million shares were issued through the third continuous equity offering program, at an average price of $7.50 per share for proceeds of $43.7 million, net of offering expenses. As of March 31, 2014, 10.7 million shares remain available to be issued under the current offering.

The net proceeds from the sales of our securities are contributed to our Operating Partnership in exchange for a number of OP Units equal to the shares of common stock sold in our offerings.

OP Units

Limited partners have the right to require the Company to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Amended and Restated Limited Partnership Agreement of the Operating Partnership (“Partnership Agreement”)), provided that such OP Units have been outstanding for at least one year. DCT may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of DCT’s common stock for each OP Unit), as defined in the Partnership Agreement.

During the three months ended March 31, 2014 and 2013, approximately 0.6 million and 0.5 million OP Units were redeemed for approximately $0.7 million and $0.6 million in cash and approximately 0.5 million and 0.4 million shares of DCT common stock, respectively.

As of March 31, 2014 and December 31, 2013, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $138.6 million and $125.9 million based on the $7.88 and $7.13 per share closing price of DCT’s common stock on March 31, 2014 and December 31, 2013, respectively.

Distributions

During the three months ended March 31, 2014, our board of directors declared distributions to stockholders totaling approximately $24.3 million, including distributions to OP Unitholders. During the same periods in 2013, our board of directors declared distributions to stockholders of approximately $21.7 million, including distributions to OP Unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used to pay distributions during 2014 and 2013.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During April 2014, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on July 16, 2014 to stockholders and OP Unitholders of record as of July 3, 2014.

Outstanding Indebtedness

As of March 31, 2014 our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $48.6 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2013, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of March 31, 2014, the gross book value of our consolidated properties was approximately $3.8 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of March 31, 2014 and December 31, 2013.

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

Line of Credit

As of March 31, 2014, we had $34.0 million outstanding and $266.0 million available under our senior unsecured revolving credit facility. As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance with as of March 31, 2014 and December 31, 2013.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, including principal amortization, and excluding unamortized premiums, as of March 31, 2014 (in thousands):

	Senior Unsecured	Mortgage	Senior Unsecured Revolving
Year	Notes	Notes	Credit Facility	Total
2014	$—	$5,634	$—	$5,634
2015	40,000	49,981	—	89,981
2016	99,000	61,183	—	160,183
2017	51,000	11,768	34,000	96,768
2018	306,500	6,411	—	312,911
Thereafter	628,500	145,463	—	773,963

Total	$1,125,000	$280,440	$34,000	$1,439,440

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

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2014, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands):

	Payments due by Period
		Less than 1	1-3	4-5	More Than 5
Contractual Obligations (1)	Total	Year	Years	Years	Years
Scheduled long-term debt maturities, including interest(2)	$1,824,009	$115,424	$584,434	$284,497	$839,654
Operating lease commitments	2,556	950	1,512	94	—
Ground lease commitments(3)	12,844	386	1,674	1,102	9,682

Total	$1,839,409	$116,760	$587,620	$285,693	$849,336

(1)	From time-to-time in the normal course of our business, we enter into various contracts with third-parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $71.8 million, none of which are legally committed.
(2)	Variable interest rate payments are estimated based on the LIBOR rate at March 31, 2014.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of March 31, 2014 and 2013, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of March 31, 2014, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $36.7 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of March 31, 2014, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $48.6 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2014	$—
2015	11,110
2016	826
2017	36,668
2018	—
Thereafter	—

Total	$48,604

Funds From Operations

We believe that net income attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure. However, we consider Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental, non-GAAP measure of the Company’s operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measureable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. We also present FFO excluding acquisition costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO excluding acquisitions costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results. Readers should note that FFO captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, our FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income as a measure of our performance.

The following table presents the calculation of our FFO reconciled from “Net loss attributable to common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands, except per share and unit data):

	Three Months Ended March 31,
	2014	2013
Reconciliation of net income attributable to common stockholders to FFO:
Net income attributable to common stockholders	$317	$1,279
Adjustments:
Real estate related depreciation and amortization	36,433	32,690
Equity in earnings of unconsolidated joint ventures, net	(3,613)	(391)
Equity in FFO of unconsolidated joint ventures	2,716	2,353
Impairment losses on depreciable real estate	4,491	—
Gain on acquisitions and dispositions of real estate interests	(2,045)	(2,877)
Gain on dispositions of non-depreciable real estate	98	—
Noncontrolling interest in the above adjustments	(2,164)	(2,323)
FFO attributable to unitholders	1,994	2,217

FFO attributable to common stockholders and unitholders:	$38,227	$32,948

FFO per common share and unit—basic and diluted	$0.11	$0.11
FFO weighted average common shares and units outstanding:
Common shares for earnings per share—basic	323,942	281,063
Participating securities	2,228	2,250
Units	17,828	20,283

FFO weighted average common shares, participating securities and units outstanding—basic	343,998	303,596
Dilutive common stock equivalents	1,052	813

FFO weighted average common shares, participating securities and units outstanding—diluted	345,050	304,409

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During June 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2014 and December 31, 2013, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principle balances of $7.1 million.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2014, we had approximately $259.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the three months ended March 31, 2014 would increase less than $0.1 million based on our outstanding floating-rate debt as of March 31, 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $3.0 million during the three months ended March 31, 2014.

As of March 31, 2014, the estimated fair value of our debt was approximately $1.5 billion based on our estimate of the then-current market interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

DCT Industrial Trust Inc.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2014, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

DCT Industrial Operating Partnership LP

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2014, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Operating Partnership or its affiliates to disclose material information otherwise required to be set forth in its periodic reports. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2014 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 21, 2014, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

101	The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 2, 2014	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: May 2, 2014	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 2, 2014	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT Industrial Operating Partnership
By: DCT Industrial Trust Inc., its general partner

Date: May 2, 2014	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: May 2, 2014	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 2, 2014	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

101	The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.