Form 10-Q
period 2014-06-30
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2014-08-01
CIK 1170991, 1604042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

DCT Industrial Trust Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

DCT Industrial Operating Partnership LP:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DCT Industrial Trust Inc. Yes ☐ No ☒	DCT Industrial Operating Partnership LP Yes ☐ No ☒

As of July 25, 2014, 333,445,535 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2014 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of June 30, 2014, DCT owned approximately 95.1% of the outstanding equity interests in the Operating Partnership.

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

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 4.9% of the Operating Partnership were owned by executives and non-affiliated limited partners as of June 30, 2014.

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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Land	$905,871	$883,804
Buildings and improvements	2,712,597	2,615,879
Intangible lease assets	85,699	82,758
Construction in progress	86,831	88,610

Total investment in properties	3,790,998	3,671,051
Less accumulated depreciation and amortization	(699,087)	(654,097)

Net investment in properties	3,091,911	3,016,954
Investments in and advances to unconsolidated joint ventures	100,301	124,923

Net investment in real estate	3,192,212	3,141,877
Cash and cash equivalents	20,335	32,226
Restricted cash	9,850	12,621
Deferred loan costs, net	9,144	10,251
Straight-line rent and other receivables, net of allowance for doubtful accounts of $672 and $2,178, respectively	53,043	46,247
Other assets, net	13,667	14,545
Assets held for sale	43,725	8,196

Total assets	$3,341,976	$3,265,963

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$61,623	$63,281
Distributions payable	24,648	23,792
Tenant prepaids and security deposits	24,007	28,542
Other liabilities	10,877	10,122
Intangible lease liabilities, net	20,731	20,389
Line of credit	73,000	39,000
Senior unsecured notes	1,122,512	1,122,407
Mortgage notes	284,728	290,960
Liabilities related to assets held for sale	5,137	278

Total liabilities	1,627,263	1,598,771

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 332,774,216 and 320,265,949 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3,328	3,203
Additional paid-in capital	2,604,412	2,512,024
Distributions in excess of earnings	(980,153)	(941,019)
Accumulated other comprehensive loss	(29,078)	(30,402)

Total stockholders’ equity	1,598,509	1,543,806
Noncontrolling interests	116,204	123,386

Total equity	1,714,713	1,667,192

Total liabilities and equity	$3,341,976	$3,265,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Rental revenues	$83,302	$69,324	$165,921	$136,633
Institutional capital management and other fees	308	707	1,072	1,520

Total revenues	83,610	70,031	166,993	138,153

OPERATING EXPENSES:
Rental expenses	9,433	8,945	21,835	17,294
Real estate taxes	13,711	11,607	26,908	22,186
Real estate related depreciation and amortization	37,270	31,594	73,703	61,790
General and administrative	7,498	7,362	14,332	13,703
Impairment losses	376	—	4,735	—
Casualty and involuntary conversion (gain) loss	(340)	58	(340)	(2)

Total operating expenses	67,948	59,566	141,173	114,971

Operating income	15,662	10,465	25,820	23,182
OTHER INCOME (EXPENSE):
Development profit, net of taxes	1,288	—	2,016	268
Equity in earnings of unconsolidated joint ventures, net	697	571	4,310	962
Gain on acquisitions and dispositions of real estate interests	—	—	2,045	—
Interest expense	(16,182)	(15,327)	(32,238)	(32,187)
Interest and other income (expense)	(23)	63	5	227
Income tax benefit (expense) and other taxes	241	(323)	184	(432)

Income (loss) from continuing operations	1,683	(4,551)	2,142	(7,980)
Income from discontinued operations	5,215	16,218	5,224	21,283

Income before gain on sale of real estate	6,898	11,667	7,366	13,303
Gain on sale of real estate	372	—	372	—

Consolidated net income of DCT Industrial Trust Inc.	7,270	11,667	7,738	13,303
Net income attributable to noncontrolling interests	(469)	(858)	(620)	(1,215)

Net income attributable to common stockholders	6,801	10,809	7,118	12,088

Distributed and undistributed earnings allocated to participating securities	(170)	(174)	(336)	(346)

Adjusted net income attributable to common stockholders	$6,631	$10,635	$6,782	$11,742

EARNINGS PER COMMON SHARE—BASIC
Income (loss) from continuing operations	$0.01	$(0.02)	$0.01	$(0.03)
Income from discontinued operations	0.01	0.06	0.01	0.07

Net income attributable to common stockholders	$0.02	$0.04	$0.02	$0.04

EARNINGS PER COMMON SHARE—DILUTED
Income (loss) from continuing operations	$0.01	$(0.02)	$0.01	$(0.03)
Income from discontinued operations	0.01	0.06	0.01	0.07

Net income attributable to common stockholders	$0.02	$0.04	$0.02	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	329,119	290,977	326,543	286,047
Diluted	330,252	290,977	327,635	286,047

Distributions declared per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net income of DCT Industrial Trust Inc.	$7,270	$11,667	$7,738	$13,303
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	(518)	918	(846)	924
Net reclassification adjustment on cash flow hedging instruments	1,172	1,094	2,328	2,186

Other comprehensive income	654	2,012	1,482	3,110

Comprehensive income	7,924	13,679	9,220	16,413
Comprehensive income attributable to noncontrolling interests	(513)	(1,144)	(778)	(1,600)

Comprehensive income attributable to common stockholders	$7,411	$12,535	$8,442	$14,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests
		Shares	Amount
Balance at December 31, 2013	$1,667,192	320,266	$3,203	$2,512,024	$(941,019)	$(30,402)	$123,386
Net income	7,738	—	—	—	7,118	—	620
Other comprehensive income	1,482	—	—	—	—	1,324	158
Issuance of common stock, net of offering costs	85,818	11,307	113	85,705	—	—	—
Issuance of common stock, stock-based compensation plans	(274)	281	3	(277)	—	—	—
Amortization of stock-based compensation	2,752	—	—	885	—	—	1,867
Distributions to common stockholders and noncontrolling interests	(49,300)	—	—	—	(46,252)	—	(3,048)
Capital contribution from noncontrolling interests	101	—	—	—	—	—	101
Purchases and redemptions of noncontrolling interests	(796)	920	9	6,075	—	—	(6,880)

Balance at June 30, 2014	$1,714,713	332,774	$3,328	$2,604,412	$(980,153)	$(29,078)	$116,204

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$7,738	$13,303
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	73,703	66,861
Gain on acquisitions and dispositions of real estate interests	(7,534)	(17,508)
Distributions of earnings from unconsolidated joint ventures	2,284	2,962
Equity in earnings of unconsolidated joint ventures, net	(4,310)	(962)
Casualty and involuntary conversion gain	(340)	(2)
Impairment losses	4,735	—
Stock-based compensation	2,211	1,875
Straight-line rent	(5,303)	(2,719)
Other	2,669	2,789
Changes in operating assets and liabilities:
Other receivables and other assets	11,871	3,359
Accounts payable, accrued expenses and other liabilities	(7,228)	(8,976)

Net cash provided by operating activities	80,496	60,982

INVESTING ACTIVITIES:
Real estate acquisitions	(116,074)	(200,523)
Capital expenditures and development activities	(84,120)	(70,856)
Proceeds from dispositions of real estate investments	31,932	112,468
Investments in unconsolidated joint ventures	(940)	(1,046)
Proceeds from casualties and involuntary conversion	491	5,553
Distributions of investments in unconsolidated joint ventures	16,757	1,155
Other investing activities	(2,792)	(245)

Net cash used in investing activities	(154,746)	(153,494)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	76,000	199,000
Repayments of senior unsecured revolving line of credit	(42,000)	(192,000)
Proceeds from senior unsecured notes	—	225,000
Repayments of senior unsecured notes	—	(175,000)
Proceeds from mortgage notes	—	16,498
Principal payments on mortgage notes	(8,033)	(15,320)
Proceeds from issuance of common stock	86,654	75,920
Offering costs for issuance of common stock and OP Units	(1,110)	(975)
Redemption of noncontrolling interests	(796)	(752)
Dividends to common stockholders	(45,367)	(39,781)
Distributions to noncontrolling interests	(3,077)	(3,958)
Contributions from noncontrolling interests	101	723
Other financing activity	(13)	84

Net cash provided by financing activities	62,359	89,439

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,891)	(3,073)
CASH AND CASH EQUIVALENTS, beginning of period	32,226	12,696

CASH AND CASH EQUIVALENTS, end of period	$20,335	$9,623

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$30,378	$30,568
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets, net	$14,420	$17,950
Redemptions of OP Units settled in shares of common stock	$6,084	$9,230
Assumption of mortgage note in connection with real estate acquired	$7,459	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit information)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Land	$905,871	$883,804
Buildings and improvements	2,712,597	2,615,879
Intangible lease assets	85,699	82,758
Construction in progress	86,831	88,610

Total investment in properties	3,790,998	3,671,051
Less accumulated depreciation and amortization	(699,087)	(654,097)

Net investment in properties	3,091,911	3,016,954
Investments in and advances to unconsolidated joint ventures	100,301	124,923

Net investment in real estate	3,192,212	3,141,877
Cash and cash equivalents	20,335	32,226
Restricted cash	9,850	12,621
Deferred loan costs, net	9,144	10,251
Straight-line rent and other receivables, net of allowance for doubtful accounts of $672 and $2,178, respectively	53,043	46,247
Other assets, net	13,667	14,545
Assets held for sale	43,725	8,196

Total assets	$3,341,976	$3,265,963

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$61,623	$63,281
Distributions payable	24,648	23,792
Tenant prepaids and security deposits	24,007	28,542
Other liabilities	10,877	10,122
Intangible lease liabilities, net	20,731	20,389
Line of credit	73,000	39,000
Senior unsecured notes	1,122,512	1,122,407
Mortgage notes	284,728	290,960
Liabilities related to assets held for sale	5,137	278

Total liabilities	1,627,263	1,598,771

Partners’ Capital:
General Partner:
OP Units, 3,499,420 and 3,379,271 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	17,333	16,872
Limited Partners:
OP Units, 346,442,628 and 334,547,822 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,715,962	1,670,362
Accumulated other comprehensive loss	(30,577)	(32,077)

Total partners’ capital	1,702,718	1,655,157
Noncontrolling interests	11,995	12,035

Total capital	1,714,713	1,667,192

Total liabilities and capital	$3,341,976	$3,265,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Rental revenues	$83,302	$69,324	$165,921	$136,633
Institutional capital management and other fees	308	707	1,072	1,520

Total revenues	83,610	70,031	166,993	138,153

OPERATING EXPENSES:
Rental expenses	9,433	8,945	21,835	17,294
Real estate taxes	13,711	11,607	26,908	22,186
Real estate related depreciation and amortization	37,270	31,594	73,703	61,790
General and administrative	7,498	7,362	14,332	13,703
Impairment losses	376	—	4,735	—
Casualty and involuntary conversion (gain) loss	(340)	58	(340)	(2)

Total operating expenses	67,948	59,566	141,173	114,971

Operating income	15,662	10,465	25,820	23,182
OTHER INCOME (EXPENSE):
Development profit, net of taxes	1,288	—	2,016	268
Equity in earnings of unconsolidated joint ventures, net	697	571	4,310	962
Gain on acquisitions and dispositions of real estate interests	—	—	2,045	—
Interest expense	(16,182)	(15,327)	(32,238)	(32,187)
Interest and other income (expense)	(23)	63	5	227
Income tax benefit (expense) and other taxes	241	(323)	184	(432)

Income (loss) from continuing operations	1,683	(4,551)	2,142	(7,980)
Income from discontinued operations	5,215	16,218	5,224	21,283

Income before gain on sale of real estate	6,898	11,667	7,366	13,303
Gain on sale of real estate	372	—	372	—

Consolidated net income of DCT Industrial Operating Partnership LP	7,270	11,667	7,738	13,303
Net income attributable to noncontrolling interests	(103)	(108)	(236)	(373)

Net income attributable to OP Unitholders	7,167	11,559	7,502	12,930

Distributed and undistributed earnings allocated to participating securities	(170)	(174)	(336)	(346)

Adjusted net income attributable to OP Unitholders	$6,997	$11,385	$7,166	$12,584

EARNINGS PER OP UNIT—BASIC
Income (loss) from continuing operations	$0.01	$(0.02)	$0.01	$(0.03)
Income from discontinued operations	0.01	0.06	0.01	0.07

Net income attributable to OP Unitholders	$0.02	$0.04	$0.02	$0.04

EARNINGS PER OP UNIT—DILUTED
Income (loss) from continuing operations	$0.01	$(0.02)	$0.01	$(0.03)
Income from discontinued operations	0.01	0.06	0.01	0.07

Net income attributable to OP Unitholders	$0.02	$0.04	$0.02	$0.04

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	346,477	310,623	344,133	306,010
Diluted	347,610	310,623	345,225	306,010

Distributions declared per OP Unit	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net income of DCT Industrial Operating Partnership LP	$7,270	$11,667	$7,738	$13,303
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	(518)	918	(846)	924
Net reclassification adjustment on cash flow hedging instruments	1,172	1,094	2,328	2,186

Other comprehensive income	654	2,012	1,482	3,110

Comprehensive income	7,924	13,679	9,220	16,413
Comprehensive income attributable to noncontrolling interests	(50)	(108)	(218)	(373)

Comprehensive income attributable to OP Unitholders	$7,874	$13,571	$9,002	$16,040

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statement of Changes in Capital

(unaudited, in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non- controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2013	$1,667,192	3,379	$16,872	334,548	$1,670,362	$(32,077)	$12,035
Net income	7,738	—	75	—	7,427	—	236
Other comprehensive income (loss)	1,482	—	—	—	—	1,500	(18)
Issuance of OP Units, net of selling costs	85,818	—	—	11,307	85,818	—	—
Issuance of OP Units, share-based compensation plans	(274)	—	—	814	(274)	—	—
Amortization of share-based compensation	2,752	—	—	—	2,752	—	—
Distributions to OP Unitholders and noncontrolling interests	(49,300)	—	(489)	—	(48,452)	—	(359)
Capital contribution from noncontrolling interests	101	—	—	—	—	—	101
Redemption of limited partner OP Units	(796)	—	—	(106)	(796)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	120	875	(120)	(875)	—	—

Balance at June 30, 2014	$1,714,713	3,499	$17,333	346,443	$1,715,962	$(30,577)	$11,995

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$7,738	$13,303
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	73,703	66,861
Gain on acquisitions and dispositions of real estate interests	(7,534)	(17,508)
Distributions of earnings from unconsolidated joint ventures	2,284	2,962
Equity in earnings of unconsolidated joint ventures, net	(4,310)	(962)
Casualty and involuntary conversion gain	(340)	(2)
Impairment losses	4,735	—
Share-based compensation	2,211	1,875
Straight-line rent	(5,303)	(2,719)
Other	2,669	2,789
Changes in operating assets and liabilities:
Other receivables and other assets	11,871	3,359
Accounts payable, accrued expenses and other liabilities	(7,228)	(8,976)

Net cash provided by operating activities	80,496	60,982

INVESTING ACTIVITIES:
Real estate acquisitions	(116,074)	(200,523)
Capital expenditures and development activities	(84,120)	(70,856)
Proceeds from dispositions of real estate investments	31,932	112,468
Investments in unconsolidated joint ventures	(940)	(1,046)
Proceeds from casualties and involuntary conversion	491	5,553
Distributions of investments in unconsolidated joint ventures	16,757	1,155
Other investing activities	(2,792)	(245)

Net cash used in investing activities	(154,746)	(153,494)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	76,000	199,000
Repayments of senior unsecured revolving line of credit	(42,000)	(192,000)
Proceeds from senior unsecured notes	—	225,000
Repayments of senior unsecured notes	—	(175,000)
Proceeds from mortgage notes	—	16,498
Principal payments on mortgage notes	(8,033)	(15,320)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	85,544	74,945
OP Unit redemptions	(796)	(752)
Distributions paid on OP Units	(48,085)	(42,830)
Distributions paid to noncontrolling interests	(359)	(909)
Contributions from noncontrolling interests	101	723
Other financing activity	(13)	84

Net cash provided by financing activities	62,359	89,439

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,891)	(3,073)
CASH AND CASH EQUIVALENTS, beginning of period	32,226	12,696

CASH AND CASH EQUIVALENTS, end of period	$20,335	$9,623

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$30,378	$30,568
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$14,420	$17,950
Assumption of mortgage note in connection with real estate acquired	$7,459	$—

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2014, DCT owned approximately 95.1% of the outstanding equity interests in the Operating Partnership.

As of June 30, 2014, the Company owned interests in approximately 74.0 million square feet of properties leased to approximately 900 customers, including:

•	65.1 million square feet comprising 409 consolidated operating properties, including 0.9 million square feet comprising eight consolidated buildings classified as held for sale, which were 92.9% occupied;

•	8.6 million square feet comprising 25 unconsolidated properties which were 97.7% occupied and operated on behalf of four institutional capital management partners; and

•	0.3 million square feet comprising two consolidated buildings in development.

The Company also has eight buildings under construction and several projects in predevelopment.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $3.2 million and $5.3 million for the three and six months ended June 30, 2014, respectively, and approximately $1.2 million and $2.5 million for the three and six months ended June 30, 2013, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $18.6 million and $38.6 million for the three and six months ended June 30, 2014, respectively, and $16.0 million and $31.1 million for the three and six months ended June 30, 2013, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2014, respectively, and approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was an increase of approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2014, respectively, and approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively.

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

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update (“ASU”) that changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective January 1, 2014. As a result, we anticipate that fewer of our property dispositions made in the normal course of business will qualify for discontinued operations reporting. See Note 12 – Discontinued Operations and Assets Held for Sale for additional information.

In May 2014, the FASB issued an ASU that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted. The Company is in the process of evaluating the impact this guidance will have on its consolidated financial statements.

Note 3 – Investment in Properties

Our consolidated investment in properties consists of operating properties, properties under development, redevelopment properties, properties in pre-development and land held for future development or other purposes. The following table provides our historical cost of our investment in properties (in thousands):

	June 30, 2014	December 31, 2013
Operating properties	$3,631,377	$3,442,442
Properties under development	109,602	142,903
Properties under redevelopment	—	12,194
Properties in pre-development including land held	50,019	73,512

Total Investment in Properties	3,790,998	3,671,051
Less accumulated depreciation and amortization	(699,087)	(654,097)

Net Investment in Properties	$3,091,911	$3,016,954

Acquisition Activity

During the six months ended June 30, 2014, we acquired 12 buildings comprising 1.9 million square feet. These properties located in the Chicago, Dallas, Houston, Phoenix and Seattle markets were acquired for a total purchase price of approximately $113.3 million. This includes the Company’s purchase of its partner’s 50.0% interest in one building owned by IDI-DCT, LLC, for an incremental investment of $10.3 million (see Note 4 – Investments in and Advances to Unconsolidated Joint Ventures for further detail). Related to these acquisitions, we incurred acquisition costs of approximately $1.3 million during the six months ended June 30, 2014, included in “General and administrative” in our Consolidated Statements of Operations.

In addition, during the six months ended June 30, 2014, we acquired 42.2 acres of land in the Dallas and Seattle markets for approximately $9.8 million that is held for future development.

Development Activity

As of June 30, 2014, our properties under development include the following:

•	Two buildings totaling 0.3 million square feet that are currently in lease-up as shell construction activities have been completed. One of these buildings, totaling 0.1 million square feet, is 88% leased.

•	Eight projects under construction totaling 2.4 million square feet.

During the six months ended June 30, 2014, we recognized development profit, net of taxes of approximately $2.0 million related to the sales of 8th & Vineyard A and 8th & Vineyard B.

Disposition Activity

During the six months ended June 30, 2014, we sold five operating properties totaling 0.7 million square feet, to third parties for gross proceeds of approximately $29.8 million. We recognized gains of approximately $5.5 million on the disposition of two properties and recognized impairment losses of approximately $4.7 million on three properties. The estimated fair values of the impaired properties were based upon the contractual sales price, a Level 2 fair value measurement. The impairment loss is reflected in “Impairment losses” in the Consolidated Statements of Operations. See Note 12 – Discontinued Operations and Assets Held for Sale for additional information.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2 – Summary of Significant Accounting Policies for additional information) was approximately $3.8 million and $7.3 million for the three and six months ended June 30, 2014, respectively, and $2.8 million and $5.3 million for the three and six months ended June 30, 2013, respectively. Our intangible lease assets and liabilities include the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$80,729	$(32,559)	$48,170	$77,383	$(27,668)	$49,715
Above market rent	$4,970	$(1,702)	$3,268	$5,375	$(1,761)	$3,614
Below market rent	$(27,829)	$7,098	$(20,731)	$(26,562)	$6,173	$(20,389)

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

The following table summarizes our unconsolidated joint ventures as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	As of June 30, 2014		Investments in and Advances to as of
Unconsolidated Joint Ventures	Ownership Percentage	Number of Buildings	June 30, 2014	December 31, 2013
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$40,817	$41,253
TRT-DCT Venture I	0.0%	—	—	823
TRT-DCT Venture II	0.0%	—	—	1,847
TRT-DCT Venture III	10.0%	4	1,184	1,197

Total Institutional Joint Ventures		17	42,001	45,120

Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	46,042	47,978
IDI/DCT, LLC	50.0%	2	8,160	27,735
IDI/DCT Buford, LLC (land only)	75.0%	—	4,098	4,090

Total Other		8	58,300	79,803

Total		25	$100,301	$124,923

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participation rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of June 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balances as of June 30, 2014		Balances as of December 31, 2013
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$73,000	$73,000	$39,000	$39,000
Fixed rate debt(2)	$1,186,928	$1,296,530	$1,188,367	$1,263,722
Variable rate debt	$225,000	$225,821	$225,000	$226,153
Interest rate contracts:
Interest rate swap asset (liability)(3)	$(38)	$(38)	$212	$212

(1)	The fair values of our borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.
(2)	The carrying amount of our fixed rate debt includes premiums and discounts.
(3)	The fair value of our interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate a credit valuation adjustment, which is derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. The asset or liability is included in “Other assets” or “Other liabilities,” respectively, in our Consolidated Balance Sheets.

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the three and six months ended June 30, 2014 and 2013.

	During the Six Months Ended June 30,
	2014	2013
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$212	$—
Net unrealized gain (loss) included in accumulated other comprehensive loss	(327)	53
Realized loss recognized in interest expense	77	—

Ending balance at June 30	$(38)	$53

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

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2014 and December 31, 2013, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $7.0 million and $7.1 million, respectively.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$(518)	$918	$(846)	$924

Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures	$(1,172)	$(1,094)	$(2,328)	$(2,186)

Amount of loss recognized in interest expense due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

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

Note 6 – Outstanding Indebtedness

As of June 30, 2014, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $48.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2013, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of June 30, 2014, the gross book value of our consolidated properties was approximately $3.8 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of June 30, 2014 and December 31, 2013.

Line of Credit

As of June 30, 2014, we had $73.0 million outstanding and $227.0 million available under our senior unsecured revolving credit facility. As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility.

Debt Assumptions

In June 2014, we assumed a mortgage note with an outstanding balance of approximately $6.5 million in connection with a property acquisition. The assumed note bears interest at 6.70% and requires monthly payments of principal and interest. The note matures in April 2020. We recorded approximately a $1.0 million premium in connection with the assumption of this note.

Guarantee of Debt

DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the senior unsecured revolving credit facility.

Note 7 – Noncontrolling Interests

DCT

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third party partners in consolidated real estate investments, including related parties as discussed in Note 9 – Related Party Transactions.

The following table illustrates the noncontrolling interests’ share of consolidated net income during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Noncontrolling interests’ share of (income) loss from continuing operations	$(202)	$188	$(353)	$172
Noncontrolling interests’ share of income from discontinued operations	(267)	(1,046)	(267)	(1,387)

Net income attributable to noncontrolling interests	$(469)	$(858)	$(620)	$(1,215)

Operating Partnership

Equity interests in the Operating Partnership held by third parties and LTIP Units, as defined in Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership, are classified as permanent equity of the Operating Partnership and as noncontrolling interests of DCT in the Consolidated Balance Sheets.

All income attributable to noncontrolling interest holders for all periods presented in the Operating Partnership’s Consolidated Statements of Operations is income from continuing operations.

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership

DCT

Common Stock

As of June 30, 2014, approximately 332.8 million shares of common stock were issued and outstanding.

On May 29, 2013, the Company registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, DCT may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the six months ended June 30, 2014 approximately 11.3 million shares were issued through the third continuous equity offering program, at an average price of $7.69 per share for proceeds of $85.8 million, net of offering expenses. As of June 30, 2014, 5.3 million shares remain available to be issued under the current offering.

During the six months ended June 30, 2014, we issued approximately 0.3 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises. During the six months ended June 30, 2013, we issued approximately 0.2 million shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

Operating Partnership

OP Units

For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.

As of June 30, 2014 and December 31, 2013, DCT owned approximately 95.1% and 94.8%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.

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

During the six months ended June 30, 2014 and 2013, approximately 1.0 million and 1.4 million OP Units were redeemed for approximately $0.8 million and $0.8 million in cash and approximately 0.9 million and 1.3 million shares of DCT common stock, respectively.

As of June 30, 2014 and December 31, 2013, there were approximately 17.2 million and 17.7 million outstanding OP Units held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $141.0 million and $125.9 million based on the $8.21 and $7.13 per share closing price of DCT’s common stock on June 30, 2014 and December 31, 2013, respectively.

Equity-Based Compensation

On October 10, 2006, the Company established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors, as defined in the plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk-free interest rate. During the six months ended June 30, 2014, we did not grant any stock options.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which term the stock fully vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the six months ended June 30, 2014, we granted approximately 0.3 million shares of restricted stock to certain officers and employees at the weighted-average fair market value of $7.36 per share.

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

During the six months ended June 30, 2014, approximately 0.6 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $4.1 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 40% and a risk-free interest rate of 1.46%. During the six months ended June 30, 2014, approximately 0.1 million vested LTIP Units were converted into approximately 0.1 million common shares. As of June 30, 2014, approximately 3.6 million LTIP Units were outstanding of which approximately 1.7 million were vested.

During the six months ended June 30, 2013, approximately 0.7 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 52% and risk-free interest rate of 0.84%. During the six months ended June, 2013, there were no conversions of vested LTIP Units. As of December 31, 2013, approximately 3.0 million LTIP Units were outstanding of which approximately 1.2 million were vested. In addition, during the six months ended June 30, 2013, we issued approximately 0.4 million LTIP Units for awards issued in connection with our multi-year outperformance program that ended December 31, 2012.

Note 9 – Related Party Transactions

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

During 2014, we completed the construction and disposition of two buildings. See Note 3 – Investment in Properties for additional information.

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. Entities controlled by one of our executives have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third party. Each venture partner will earn returns in accordance with their ownership interests. We have controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.

Note 10 – Earnings per Share/Unit

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

DCT

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings per Common share – Basic and Diluted
Numerator
Income (loss) from continuing operations	$1,683	$(4,551)	$2,142	$(7,980)
Gain on sale of real estate	372	—	372	—
(Income) loss attributable to noncontrolling interests	(202)	188	(353)	172

Income (loss) from continuing operations attributable to common stockholders	1,853	(4,363)	2,161	(7,808)
Less: Distributed and undistributed earnings allocated to participating securities	(170)	(174)	(336)	(346)

Numerator for adjusted income (loss) from continuing operations attributable to common stockholders	1,683	(4,537)	1,825	(8,154)

Income from discontinued operations	5,215	16,218	5,224	21,283
Noncontrolling interests’ share of income from discontinued operations	(267)	(1,046)	(267)	(1,387)

Numerator for income from discontinued operations attributable to common stockholders	4,948	15,172	4,957	19,896

Adjusted net income attributable to common stockholders	$6,631	$10,635	$6,782	$11,742

Denominator
Weighted average common shares outstanding – basic	329,119	290,977	326,543	286,047
Effect of dilutive securities:
Stock options and phantom stock	1,133	—	1,092	—

Weighted average common shares outstanding – diluted	330,252	290,977	327,635	286,047

Earnings per Common Share – Basic
Income (loss) from continuing operations	$0.01	$(0.02)	$0.01	$(0.03)
Income from discontinued operations	0.01	0.06	0.01	0.07

Net income attributable to common stockholders	$0.02	$0.04	$0.02	$0.04

Earnings per Common Share – Diluted
Income (loss) from continuing operations	$0.01	$(0.02)	$0.01	$(0.03)
Income from discontinued operations	0.01	0.06	0.01	0.07

Net income attributable to common stockholders	$0.02	$0.04	$0.02	$0.04

Operating Partnership

The following table sets forth the computation of basic and diluted earnings per common unit for the three and six months ended June 30, 2014 and 2013 (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings per OP Unit – Basic and Diluted
Numerator
Income (loss) from continuing operations	$1,683	$(4,551)	$2,142	$(7,980)
Gain on sale of real estate	372	—	372	—
Income attributable to noncontrolling interests	(103)	(108)	(236)	(373)

Income (loss) from continuing operations attributable to OP Unitholders	1,952	(4,659)	2,278	(8,353)
Less: Distributed and undistributed earnings allocated to participating securities	(170)	(174)	(336)	(346)

Numerator for adjusted income (loss) from continuing operations attributable to OP Unitholders	1,782	(4,833)	1,942	(8,699)

Income from discontinued operations	5,215	16,218	5,224	21,283
Noncontrolling interests’ share of income from discontinued operations	—	—	—	—

Numerator for income from discontinued operations attributable to OP Unitholders	5,215	16,218	5,224	21,283

Adjusted net income attributable to OP Unitholders	$6,997	$11,385	$7,166	$12,584

Denominator
Weighted average OP Units outstanding – basic	346,477	310,623	344,133	306,010
Effect of dilutive securities:
Stock options and phantom stock	1,133	—	1,092	—

Weighted average OP Units outstanding – diluted	347,610	310,623	345,225	306,010

Earnings per OP Unit – Basic
Income (loss) from continuing operations	$0.01	$(0.02)	$0.01	$(0.03)
Income from discontinued operations	0.01	0.06	0.01	0.07

Net income attributable to OP Unitholders	$0.02	$0.04	$0.02	$0.04

Earnings per OP Units – Diluted
Income (loss) from continuing operations	$0.01	$(0.02)	$0.01	$(0.03)
Income from discontinued operations	0.01	0.06	0.01	0.07

Net income attributable to OP Unitholders	$0.02	$0.04	$0.02	$0.04

DCT and the Operating Partnership

Potentially Dilutive Shares

For the three and six months ended June 30, 2013, we excluded from diluted earnings per share the weighted average common share equivalents or common unit equivalents related to 5.9 million and 5.8 million stock options and phantom stock, respectively, because their effect would be anti-dilutive.

Additionally, for the three and six months ended June 30, 2014, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 17.4 million and 17.6 million OP Units, respectively, because their effect would be anti-dilutive. During the same periods ended June 30, 2013, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 19.6 million and 20.0 million OP Units, respectively, because their effect would be anti-dilutive.

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

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Segments:
East assets	$1,013,242	$1,026,416
Central assets	1,099,516	1,034,814
West assets	1,084,545	1,018,246

Total segment net assets	3,197,303	3,079,476
Non-segment assets:
Non-segment cash and cash equivalents	8,687	25,671
Other non-segment assets(1)	135,986	152,620
Assets held for sale(2)	—	8,196

Total assets	$3,341,976	$3,265,963

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

The following table sets forth the rental revenues of our segments in continuing operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
East	$27,822	$22,637	$56,793	$44,517
Central	33,136	27,477	64,749	53,497
West	22,344	19,210	44,379	38,619

Rental revenues	83,302	69,324	165,921	136,633
Institutional capital management and other fees	308	707	1,072	1,520

Total revenues	$83,610	$70,031	$166,993	$138,153

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Income (loss) from continuing operations” for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
East	$20,691	$16,116	$40,831	$31,985
Central	22,576	18,011	42,794	35,660
West	16,891	14,645	33,553	29,508

Property NOI(1)	60,158	48,772	117,178	97,153
Institutional capital management and other fees	308	707	1,072	1,520
Gain on acquisitions and dispositions of real estate interests	—	—	2,045	—
Real estate related depreciation and amortization	(37,270)	(31,594)	(73,703)	(61,790)
Casualty and involuntary conversion gain (loss)	340	(58)	340	2
Development profit, net of taxes	1,288	—	2,016	268
General and administrative	(7,498)	(7,362)	(14,332)	(13,703)
Impairment losses	(376)	—	(4,735)	—
Equity in earnings of unconsolidated joint ventures, net	697	571	4,310	962
Interest expense	(16,182)	(15,327)	(32,238)	(32,187)
Interest and other income (expense)	(23)	63	5	227
Income tax benefit (expense) and other taxes	241	(323)	184	(432)

Income (loss) from continuing operations	$1,683	$(4,551)	$2,142	$(7,980)

(1)	Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expense) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 12 – Discontinued Operations and Assets Held for Sale

Assets Held for Sale

As of June 30, 2014 eight properties in our East operating segment are classified as held for sale. In July 2014, we completed the sale of all of these properties.

Discontinued Operations

We report results of operations from real estate assets that meet the definition of a component of an entity, have been sold or meet the criteria to be classified as held for sale, for which the disposal or expected disposal represents a strategic shift in operations, as discontinued operations. Real estate assets that meet the definition of a component of an entity and were disposed of or held for sale prior to January 1, 2014 are reported as discontinued operations. See Note 2 – Summary of Significant Accounting Policies for additional information regarding discontinued operations.

As of December 31, 2013, we had one operating property in our Central operating segment classified as held for sale that was subsequently sold in May 2014 and reported as a discontinued operation for the three and six months ended June 30, 2014.

The following table summarizes the components of income from discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental revenues	$88	$5,502	$392	$11,490
Rental expenses and real estate taxes	18	(1,188)	(67)	(2,394)
Real estate related depreciation and amortization	—	(2,577)	—	(5,071)
General and administrative	(10)	(87)	(37)	(167)

Operating income	96	1,650	288	3,858
Interest and other income (expense)	2	(63)	(17)	(83)
Income tax expense	—	—	(32)	—

Operating income and other income	98	1,587	239	3,775
Gain on acquisitions and dispositions of real estate interests	5,117	14,631	5,117	17,508
Adjustment to previously impaired properties	—	—	(132)	—

Income from discontinued operations	$5,215	$16,218	$5,224	$21,283

Note 13 – Condensed Consolidating Financial Information

During October 2013, we issued $275.0 million aggregate principal amount of 4.50% senior notes at 99.038% of face value in a private placement. The senior notes are jointly and severally, fully and unconditionally guaranteed by DCT and certain of the Company’s wholly owned subsidiaries. During May 2014, we completed the exchange of these notes for SEC registered notes having substantially identical terms.

The following tables present the condensed consolidating financial information for (a) DCT Industrial Trust, Inc. (“Parent” and a guarantor), (b) DCT Industrial Operating Partnership LP (“Subsidiary Issuer”), (c) on a combined basis, the guarantor subsidiaries (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Additional columns present consolidating adjustments and consolidated totals as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013.

As the guarantees were made in connection with our note offering in October 2013, the Subsidiary Guarantors’ condensed consolidating information as of December 31, 2013 and for the period ended June 30, 2013 is presented based on the guarantors as of December 31, 2013. Subsequent to December 31, 2013, certain of our subsidiaries may be released from their guarantees, primarily due to the disposition of properties. These changes in guarantors are reflected prospectively.

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

Condensed Consolidated Balance Sheets

June 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$—	$—	$754,473	$151,398	$—	$905,871
Buildings and improvements	—	—	2,291,332	421,265	—	2,712,597
Intangible lease assets	—	—	60,062	25,637	—	85,699
Construction in progress	—	—	81,347	5,484	—	86,831

Total investment in properties	—	—	3,187,214	603,784	—	3,790,998
Less accumulated depreciation and amortization	—	—	(582,687)	(116,400)	—	(699,087)

Net investment in properties	—	—	2,604,527	487,384	—	3,091,911
Investments in and advances to unconsolidated joint ventures	—	99,692	609	—	—	100,301

Net investment in real estate	—	99,692	2,605,136	487,384	—	3,192,212
Cash and cash equivalents	—	10,539	9,528	268	—	20,335
Restricted cash	—	6,720	341	2,789	—	9,850
Deferred loan costs, net	—	8,664	—	480	—	9,144
Straight-line rent and other receivables, net	—	142	44,171	8,730	—	53,043
Other assets, net	—	6,276	3,571	3,820	—	13,667
Intercompany receivables, net	23,357	147,649	11,963	—	(182,969)	—
Investment in subsidiaries	1,598,509	2,653,483	2,030	—	(4,254,022)	—
Assets held for sale	—	—	34,317	9,408	—	43,725

Total assets	$1,621,866	$2,933,165	$2,711,057	$512,879	$(4,436,991)	$3,341,976

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$—	$10,179	$41,145	$10,299	$—	$61,623
Intercompany payables, net	—	23,357	35,579	124,033	(182,969)	—
Distributions payable	23,357	1,291	—	—	—	24,648
Tenant prepaids and security deposits	—	—	20,240	3,767	—	24,007
Other liabilities	—	108	6,469	4,300	—	10,877
Intangible lease liabilities, net	—	—	17,671	3,060	—	20,731
Line of credit	—	73,000	—	—	—	73,000
Senior unsecured notes	—	1,122,512	—	—	—	1,122,512
Mortgage notes	—	—	34,110	250,618	—	284,728
Liabilities related to assets held for sale	—	—	447	4,690	—	5,137

Total liabilities	23,357	1,230,447	155,661	400,767	(182,969)	1,627,263

Equity:
Stockholders’ equity	1,598,509	1,702,718	2,555,396	112,112	(4,370,226)	1,598,509
Noncontrolling interests	—	—	—	—	116,204	116,204

Total equity	1,598,509	1,702,718	2,555,396	112,112	(4,254,022)	1,714,713

Total liabilities and equity	$1,621,866	$2,933,165	$2,711,057	$512,879	$(4,436,991)	$3,341,976

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$—	$—	$69,889	$13,413	$—	$83,302
Institutional capital management and other fees	—	74	—	350	(116)	308

Total revenues	—	74	69,889	13,763	(116)	83,610

OPERATING EXPENSES:
Rental expenses	—	—	8,083	1,350	—	9,433
Real estate taxes	—	—	11,432	2,279	—	13,711
Real estate related depreciation and amortization	—	—	31,382	5,888	—	37,270
General and administrative	—	7,401	87	10	—	7,498
Impairment losses	—	—	405	(29)	—	376
Casualty and involuntary conversion (gain) loss	—	—	(340)	—	—	(340)

Total operating expenses	—	7,401	51,049	9,498	—	67,948

Operating income (loss)	—	(7,327)	18,840	4,265	(116)	15,662

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	—	—	1,238	50	1,288
Equity in earnings (loss) of unconsolidated joint ventures, net	—	633	(2)	—	66	697
Interest expense	—	(12,604)	(1,155)	(3,159)	736	(16,182)
Interest and other income (expense)	—	772	(13)	(15)	(767)	(23)
Income tax benefit (expense) and other taxes	—	(68)	381	(72)	—	241

Income (loss) from continuing operations	—	(18,594)	18,051	2,257	(31)	1,683
Income (loss) from discontinued operations	—	—	—	5,184	31	5,215
Equity in earnings of consolidated subsidiaries	6,801	25,533	1,251	—	(33,585)	—

Income (loss) before gain on sale of real estate	6,801	6,939	19,302	7,441	(33,585)	6,898
Gain on sale of real estate	—	228	—	144	—	372

Consolidated net income (loss)	6,801	7,167	19,302	7,585	(33,585)	7,270
Net income attributable to noncontrolling interests	—	—	—	—	(469)	(469)

Net income (loss) attributable to common stockholders	6,801	7,167	19,302	7,585	(34,054)	6,801

Distributed and undistributed earnings allocated to participating securities	—	(170)	—	—	—	(170)

Adjusted net income (loss) attributable to common stockholders	$6,801	$6,997	$19,302	$7,585	$(34,054)	$6,631

Net income (loss)	$6,801	$7,167	$19,302	$7,585	$(33,585)	$7,270
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	—	(367)	—	(151)	—	(518)
Net reclassification adjustment on cash flow hedging instruments	—	1,133	—	39	—	1,172

Other comprehensive income (loss)	—	766	—	(112)	—	654

Comprehensive income (loss)	6,801	7,933	19,302	7,473	(33,585)	7,924
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(513)	(513)

Comprehensive income (loss) attributable to common stockholders	$6,801	$7,933	$19,302	$7,473	$(34,098)	$7,411

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$—	$—	$138,964	$26,957	$—	$165,921
Institutional capital management and other fees	—	454	—	818	(200)	1,072

Total revenues	—	454	138,964	27,775	(200)	166,993

OPERATING EXPENSES:
Rental expenses	—	—	19,048	2,787	—	21,835
Real estate taxes	—	—	22,349	4,559	—	26,908
Real estate related depreciation and amortization	—	—	61,607	12,096	—	73,703
General and administrative	—	13,782	180	370	—	14,332
Impairment losses	—	—	992	3,743	—	4,735
Casualty and involuntary conversion gain	—	—	(340)	—	—	(340)

Total operating expenses	—	13,782	103,836	23,555	—	141,173

Operating income (loss)	—	(13,328)	35,128	4,220	(200)	25,820

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	—	—	1,966	50	2,016
Equity in earnings (loss) of unconsolidated joint ventures, net	—	4,190	(30)	—	150	4,310
Gain on acquisitions and dispositions of real estate interests	—	1,947	—	98	—	2,045
Interest expense	—	(25,133)	(2,037)	(6,354)	1,286	(32,238)
Interest and other income (expense)	—	1,324	(35)	40	(1,324)	5
Income tax benefit (expense) and other taxes	—	(136)	464	(144)	—	184

Income (loss) from continuing operations	—	(31,136)	33,490	(174)	(38)	2,142
Income from discontinued operations	—	—	—	5,186	38	5,224
Equity in earnings of consolidated subsidiaries	7,118	38,410	1,979	—	(47,507)	—

Income (loss) before gain on sale of real estate	7,118	7,274	35,469	5,012	(47,507)	7,366
Gain on sale of real estate	—	228	—	144	—	372

Consolidated net income (loss)	7,118	7,502	35,469	5,156	(47,507)	7,738
Net income attributable to noncontrolling interests	—	—	—	—	(620)	(620)

Net income (loss) attributable to common stockholders	7,118	7,502	35,469	5,156	(48,127)	7,118

Distributed and undistributed earnings allocated to participating securities	—	(336)	—	—	—	(336)

Adjusted net income (loss) attributable to common stockholders	$7,118	$7,166	$35,469	$5,156	$(48,127)	$6,782

Net income (loss)	$7,118	$7,502	$35,469	$5,156	$(47,507)	$7,738
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	—	(519)	—	(327)	—	(846)
Net reclassification adjustment on cash flow hedging instruments	—	2,251	—	77	—	2,328

Other comprehensive income (loss)	—	1,732	—	(250)	—	1,482

Comprehensive income (loss)	7,118	9,234	35,469	4,906	(47,507)	9,220
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(778)	(778)

Comprehensive income (loss) attributable to common stockholders	$7,118	$9,234	$35,469	$4,906	$(48,285)	$8,442

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$—	$(27,557)	$86,860	$21,193	$—	$80,496

INVESTING ACTIVITIES:
Real estate acquisitions	—	—	(105,923)	(10,151)	—	(116,074)
Capital expenditures and development activities	—	—	(80,406)	(3,714)	—	(84,120)
Proceeds from dispositions of real estate investments	—	1,988	4,812	25,132	—	31,932
Investments in unconsolidated joint ventures	—	(940)	—	—	—	(940)
Proceeds from casualties and involuntary conversion	—	—	449	42	—	491
Distributions of investments in unconsolidated joint ventures	—	16,757	—	—	—	16,757
Other investing activities	—	(2,555)	4	(241)	—	(2,792)

Net cash provided by (used in) investing activities	—	15,250	(181,064)	11,068	—	(154,746)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	—	76,000	—	—	—	76,000
Repayments of senior unsecured revolving line of credit	—	(42,000)	—	—	—	(42,000)
Principal payments on mortgage notes	—	—	(334)	(7,699)	—	(8,033)
Proceeds from issuance of common stock	86,654	86,654	—	—	(86,654)	86,654
Offering costs for issuance of common stock and OP Units	(1,110)	(1,110)	—	—	1,110	(1,110)
Net payments relating to intercompany financing	(40,177)	(75,953)	104,106	(28,153)	40,177	—
Redemption of noncontrolling interests	—	(796)	—	—	—	(796)
Dividends to common stockholders	(45,367)	(45,367)	—	—	45,367	(45,367)
Distributions to noncontrolling interests	—	(2,718)	—	(359)	—	(3,077)
Contributions from noncontrolling interests	—	—	—	101	—	101
Other financing activity	—	38	(40)	(11)	—	(13)

Net cash provided by (used in) financing activities	—	(5,252)	103,732	(36,121)	—	62,359

Net change in cash and cash equivalents	—	(17,559)	9,528	(3,860)	—	(11,891)
Cash and cash equivalents, beginning of period	—	28,098	—	4,128	—	32,226

Cash and cash equivalents, end of period	$—	$10,539	$9,528	$268	$—	$20,335

Condensed Consolidated Balance Sheets

December 31, 2013

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$—	$—	$728,556	$155,248	$—	$883,804
Buildings and improvements	—	—	2,192,623	423,256	—	2,615,879
Intangible lease assets	—	—	56,429	26,329	—	82,758
Construction in progress	—	—	75,235	13,375	—	88,610

Total investment in properties	—	—	3,052,843	618,208	—	3,671,051
Less accumulated depreciation and amortization	—	—	(543,781)	(110,316)	—	(654,097)

Net investment in properties	—	—	2,509,062	507,892	—	3,016,954
Investments in and advances to unconsolidated joint ventures	—	124,285	638	—	—	124,923

Net investment in real estate	—	124,285	2,509,700	507,892	—	3,141,877
Cash and cash equivalents	—	28,098	—	4,128	—	32,226
Restricted cash	—	8,841	340	3,440	—	12,621
Deferred loan costs, net	—	9,737	—	514	—	10,251
Straight-line rent and other receivables, net	—	82	37,800	8,365	—	46,247
Other assets, net	—	3,313	7,343	3,889	—	14,545
Intercompany receivables, net	22,472	137,000	—	—	(159,472)	—
Investment in subsidiaries	1,543,806	2,540,233	11,965	—	(4,096,004)	—
Assets held for sale	—	—	8,196	—	—	8,196

Total assets	$1,566,278	$2,851,589	$2,575,344	$528,228	$(4,255,476)	$3,265,963

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$—	$11,140	$36,985	$15,156	$—	$63,281
Intercompany payables, net	—	22,472	44,448	92,552	(159,472)	—
Distributions payable	22,472	1,320	—	—	—	23,792
Tenant prepaids and security deposits	—	—	24,289	4,253	—	28,542
Other liabilities	—	93	7,177	2,852	—	10,122
Intangible lease liability, net	—	—	17,646	2,743	—	20,389
Line of credit	—	39,000	—	—	—	39,000
Senior unsecured notes	—	1,122,407	—	—	—	1,122,407
Mortgage notes	—	—	34,480	256,480	—	290,960
Liabilities related to assets held for sale	—	—	278	—	—	278

Total liabilities	22,472	1,196,432	165,303	374,036	(159,472)	1,598,771

Equity:
Stockholders’ equity	1,543,806	1,655,157	2,410,041	154,192	(4,219,390)	1,543,806
Noncontrolling interests	—	—	—	—	123,386	123,386

Total equity	1,543,806	1,655,157	2,410,041	154,192	(4,096,004)	1,667,192

Total liabilities and equity	$1,566,278	$2,851,589	$2,575,344	$528,228	$(4,255,476)	$3,265,963

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2013

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$—	$—	$56,141	$13,183	$—	$69,324
Institutional capital management and other fees	—	226	—	576	(95)	707

Total revenues	—	226	56,141	13,759	(95)	70,031

OPERATING EXPENSES:
Rental expenses	—	—	7,700	1,245	—	8,945
Real estate taxes	—	—	9,278	2,329	—	11,607
Real estate related depreciation and amortization	—	—	25,244	6,350	—	31,594
General and administrative	—	8,952	136	(1,726)	—	7,362
Casualty and involuntary conversion loss	—	—	—	58	—	58

Total operating expenses	—	8,952	42,358	8,256	—	59,566

Operating income (loss)	—	(8,726)	13,783	5,503	(95)	10,465
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	—	475	1	—	95	571
Interest expense	—	(11,325)	(1,317)	(3,357)	672	(15,327)
Interest and other income (expense)	—	686	10	1,744	(2,377)	63
Income tax expense and other taxes	—	(248)	(15)	(60)	—	(323)

Income (loss) from continuing operations	—	(19,138)	12,462	3,830	(1,705)	(4,551)
Income from discontinued operations	—	—	195	14,318	1,705	16,218
Equity in earnings of consolidated subsidiaries	10,809	30,697	7	—	(41,513)	—

Consolidated net income	10,809	11,559	12,664	18,148	(41,513)	11,667
Net income attributable to noncontrolling interests	—	—	—	—	(858)	(858)

Net income attributable to common stockholders	10,809	11,559	12,664	18,148	(42,371)	10,809

Distributed and undistributed earnings allocated to participating securities	—	(174)	—	—	—	(174)

Adjusted net income attributable to common stockholders	$10,809	$11,385	$12,664	$18,148	$(42,371)	$10,635

Net income	$10,809	$11,559	$12,664	$18,148	$(41,513)	$11,667
Other comprehensive income
Net derivative gain on cash flow hedging instruments	—	865	—	53	—	918
Net reclassification adjustment on cash flow hedging instruments	—	1,094	—	—	—	1,094

Other comprehensive income	—	1,959	—	53	—	2,012

Comprehensive income	10,809	13,518	12,664	18,201	(41,513)	13,679
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(1,144)	(1,144)

Comprehensive income attributable to common stockholders	$10,809	$13,518	$12,664	$18,201	$(42,657)	$12,535

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2013

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$—	$—	$110,016	$26,617	$—	$136,633
Institutional capital management and other fees	—	563	—	1,132	(175)	1,520

Total revenues	—	563	110,016	27,749	(175)	138,153

OPERATING EXPENSES:
Rental expenses	—	—	14,739	2,555	—	17,294
Real estate taxes	—	—	17,561	4,625	—	22,186
Real estate related depreciation and amortization	—	—	49,060	12,730	—	61,790
General and administrative	—	14,326	181	(804)	—	13,703
Casualty and involuntary conversion (gain) loss	—	—	(59)	57	—	(2)

Total operating expenses	—	14,326	81,482	19,163	—	114,971

Operating income (loss)	—	(13,763)	28,534	8,586	(175)	23,182
OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	—	—	268	—	268
Equity in earnings of unconsolidated joint ventures, net	—	781	6	—	175	962
Interest expense	—	(24,221)	(2,619)	(6,771)	1,424	(32,187)
Interest and other income (expense)	—	1,429	10	3,596	(4,808)	227
Income tax benefit (expense) and other taxes	—	(302)	82	(212)	—	(432)

Income (loss) from continuing operations	—	(36,076)	26,013	5,467	(3,384)	(7,980)
Income from discontinued operations	—	—	358	17,541	3,384	21,283
Equity in earnings of consolidated subsidiaries	12,088	49,006	192	—	(61,286)	—

Consolidated net income	12,088	12,930	26,563	23,008	(61,286)	13,303
Net income attributable to noncontrolling interests	—	—	—	—	(1,215)	(1,215)

Net income attributable to common stockholders	12,088	12,930	26,563	23,008	(62,501)	12,088

Distributed and undistributed earnings allocated to participating securities	—	(346)	—	—	—	(346)

Adjusted net income attributable to common stockholders	$12,088	$12,584	$26,563	$23,008	$(62,501)	$11,742

Net income	$12,088	$12,930	$26,563	$23,008	$(61,286)	$13,303
Other comprehensive income
Net derivative gain on cash flow hedging instruments	—	871	—	53	—	924
Net reclassification adjustment on cash flow hedging instruments	—	2,186	—	—	—	2,186

Other comprehensive income	—	3,057	—	53	—	3,110

Comprehensive income	12,088	15,987	26,563	23,061	(61,286)	16,413
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(1,600)	(1,600)

Comprehensive income attributable to common stockholders	$12,088	$15,987	$26,563	$23,061	$(62,886)	$14,813

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$—	$(30,495)	$75,634	$15,843	$—	$60,982

INVESTING ACTIVITIES:
Real estate acquisitions	—	—	(184,144)	(16,379)	—	(200,523)
Capital expenditures and development activities	—	—	(59,798)	(11,058)	—	(70,856)
Proceeds from dispositions of real estate investments	—	—	—	112,468	—	112,468
Investments in unconsolidated joint ventures	—	(1,046)	—	—	—	(1,046)
Proceeds from casualties and involuntary conversion	—	—	3,920	1,633	—	5,553
Distributions of investments in unconsolidated joint ventures	—	1,155	—	—	—	1,155
Other investing activities	—	—	3	(248)	—	(245)

Net cash provided by (used in) investing activities	—	109	(240,019)	86,416	—	(153,494)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	—	199,000	—	—	—	199,000
Repayments of senior unsecured revolving line of credit	—	(192,000)	—	—	—	(192,000)
Proceeds from senior unsecured notes	—	225,000	—	—	—	225,000
Repayments of senior unsecured notes	—	(175,000)	—	—	—	(175,000)
Proceeds from mortgage notes	—	—	9,303	7,195	—	16,498
Principal payments on mortgage notes	—	—	(10,618)	(4,702)	—	(15,320)
Proceeds from issuance of common stock	75,920	75,920	—	—	(75,920)	75,920
Offering costs for issuance of common stock and OP Units	(975)	(975)	—	—	975	(975)
Net payments relating to intercompany financing	(35,164)	(56,333)	165,641	(108,585)	34,441	—
Redemption of noncontrolling interests	—	(752)	—	—	—	(752)
Dividends to common stockholders	(39,781)	(39,781)	—	—	39,781	(39,781)
Distributions to noncontrolling interests	—	(3,594)	—	(364)	—	(3,958)
Contributions from noncontrolling interests	—	—	—	—	723	723
Other financing activity	—	(1,453)	(38)	1,575	—	84

Net cash provided by (used in) financing activities	—	30,032	164,288	(104,881)	—	89,439

Net change in cash and cash equivalents	—	(354)	(97)	(2,622)	—	(3,073)
Cash and cash equivalents, beginning of period	—	11,162	97	1,437	—	12,696

Cash and cash equivalents, end of period	$—	$10,808	$—	$(1,185)	$—	$9,623

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2014, DCT owned approximately 95.1% of the outstanding equity interests in the Operating Partnership.

As of June 30, 2014, the Company owned interests in approximately 74.0 million square feet of properties leased to approximately 900 customers, including:

•	65.1 million square feet comprising 409 consolidated operating properties, including 0.9 million square feet comprising eight consolidated buildings classified as held for sale, which were 92.9% occupied;

•	8.6 million square feet comprising 25 unconsolidated properties which were 97.7% occupied and operated on behalf of four institutional capital management partners; and

•	0.3 million square feet comprising two consolidated buildings in development.

The Company also has eight buildings under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3 – Investment in Properties” for further detail related to our development activity.

Our primary business objectives are to maximize long-term growth in Funds from Operations, or FFO, as defined on page 55, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

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

Inflation

Although the U.S. economy has recently experienced a modest increase in inflation rates, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets. Most of our leases require the customers to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, most of our leases expire within five years which enables us to replace existing leases with new leases at then-existing market rates.

Significant Transactions During 2014

Summary of the six months ended June 30, 2014

•	Acquisitions

•	During the six months ended June 30, 2014, we acquired 12 buildings comprising 1.9 million square feet in the Chicago, Dallas, Houston, Phoenix and Seattle markets for a total purchase price of approximately $113.3 million.

•	In addition, during the six months ended June 30, 2014, we acquired 42.2 acres of land in the Dallas and Seattle markets for approximately $9.8 million that is held for future development.

•	Development Activities

•	During the six months ended June 30, 2014, construction was shell complete on four buildings totaling 1.0 million square feet in Houston, Seattle and Southern California. Additionally, we recognized development profit, net of taxes, of approximately $2.0 million related to the sales of 8th & Vineyard A and 8th & Vineyard B. The table below reflects a summary of development activities as of June 30, 2014:

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Cumulative Costs at 6/30/2014	Projected Investment	Completion Date(1)	Percent Leased(2)
				(in thousands)		(in thousands)	(in thousands)
Development Activities:

Development Projects in Lease Up
DCT Beltway Tanner Business Park	Houston	11	1	133	100%	$11,055	$15,565	Q1-2014	88%
DCT Sumner South Distribution Center	Seattle	9	1	188	100%	10,612	12,878	Q1-2014	56%

	Sub Total	20	2	321	100%	$21,667	$28,443		69%

Under Construction
DCT Freeport North	Dallas	6	1	100	100%	$1,579	$6,969	Q4-2014	0%
DCT Airtex Industrial Center II	Houston	7	1	125	100%	4,073	9,882	Q4-2014	0%
DCT Northwest Crossroads Logistics Centre I	Houston	21	1	362	100%	7,098	20,751	Q4-2014	53%
DCT Airport Distribution Center North Building C	Orlando	8	1	97	100%	3,258	6,693	Q4-2014	0%
DCT White River Corporate Center Phase I	Seattle	30	1	649	100%	33,760	42,861	Q3-2014	0%
DCT Fife 45 North	Seattle	5	1	79	100%	1,300	6,971	Q4-2014	0%
DCT Fife 45 South	Seattle	4	1	64	100%	1,017	5,572	Q4-2014	0%
DCT Rialto Logistics Center	So. California	42	1	928	100%	35,850	59,560	Q4-2014	0%

	Sub Total	123	8	2,404	100%	$87,935	$159,259		8%

	Total	143	10	2,725	100%	$109,602	$187,702		15%

Development Projects for Sale
8th & Vineyard C	So. California	3	1	55	91%	$1,389	$4,727	Q1-2015	N/A
8th & Vineyard E	So. California	2	1	39	91%	1,022	3,752	Q1-2015	N/A

	Sub Total	5	2	94	91%	$2,411	$8,479

Development Project Sold
8th & Vineyard B	So. California	4	1	99	91%	$5,986	$5,988	Q1-2014	N/A

(1)	The completion date represents the date of building shell completion or estimated date of shell completion.
(2)	Percentage leased is computed as of the date the financial statements were available to be issued.

•	Dispositions

•	During the six months ended June 30, 2014, we sold five operating properties totaling 0.7 million square feet, to third parties for gross proceeds of approximately $29.8 million.

•	We recognized gains of approximately $5.5 million on the disposition of two properties and recognized impairment losses of approximately $4.7 million on three properties.

•	Significant Activity with Joint Ventures

•	In January 2014, the TRT-DCT Ventures I and II disposed of all their properties. The Company received approximately $6.6 million in net proceeds from the transactions. Based on the structure of the transactions, we recognized a gain of approximately $0.9 million on the sale of our interest in TRT-DCT Venture I and we recognized our share of the TRT-DCT Venture II’s gain on sale of properties of approximately $2.4 million.

•	During March 2014, we obtained 100.0% controlling interest through the purchase of our partner’s 50.0% interest in one building from the IDI-DCT, LLC joint venture for approximately $10.3 million and recognized a gain on acquisition of approximately $1.0 million.

•	Debt Activity

•	As of June 30, 2014, we had $73.0 million outstanding and $227.0 million available under the unsecured revolving credit facility.

•	In June 2014, we assumed a mortgage note with an outstanding balance of approximately $6.5 million in connection with a property acquisition. The assumed note bears interest at 6.70% and requires monthly payments of principal and interest. The note matures in April 2020. We recorded approximately a $1.0 million premium in connection with the assumption of this note.

•	Equity activity

•	During the six months ended June 30, 2014, approximately 11.3 million shares were issued through our continuous equity offering program at an average price of $7.69 per share, for proceeds of approximately $85.8 million, net of offering expenses. The proceeds from the sale of shares were contributed to the Operating Partnership in exchange for an equal number of OP Units in the Operating Partnership and were used for general corporate purposes, including funding of acquisitions and repaying debt.

•	Leasing Activity

The following table provides a summary of our leasing activity for the six months ended June 30, 2014:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)	Weighted Average Retention(6)
		(in thousands)			(in months)
Second quarter 2014	74	3,863	$4.28	9.3%	50	$2.20	81.1%
Year to date 2014	142	8,214	$4.31	12.5%	59	$2.81	81.0%

(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(3)	GAAP basis rent growth is an annual ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) compared to the net effective rent of the comparable lease. Leases where there were no prior comparable leases due to materially different lease structures are excluded.
(4)	Assumes no exercise of lease renewal options, if any.
(5)	Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.
(6)	Represents the percentage of customers renewing their respective leases weighted by average square feet.

During the six months ended June 30, 2014, we signed 60 leases comprising 4.2 million square feet with total concessions of $4.1 million primarily related to free rent periods.

Customer Diversification

As of June 30, 2014, there were no customers that occupied more than 2.3% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of June 30, 2014, who occupy a combined 6.3 million square feet of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Schenker, Inc.	2.3%
Deutsche Post World Net (DHL & Excel)	1.5%
The Clorox Company	1.2%
United Stationers Supply Company	1.1%
The Glidden Company	1.1%
YRC, LLC	1.1%
Bridgestone Corporation	1.0%
Genco I, Inc.	1.0%
One Kings Lane, Inc.	0.9%
Ozburn-Hessey Logistics, L.L.C.	0.9%

Total	12.1%

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

Results of Operations

Summary of the three and six months ended June 30, 2014 compared to the same periods ended June 30, 2013

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the U.S. As of June 30, 2014, the Company owned interests in or had under development approximately 74.0 million square feet of properties leased to approximately 900 customers, including 8.6 million square feet managed on behalf of four institutional capital management joint venture partners. Also as of June 30, 2014, we consolidated 401 operating properties, two development properties and eight consolidated properties classified as held for sale.

Comparison of the three months ended June 30, 2014 compared to the same period ended June 30, 2013

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 353 operating properties and was comprised of 53.7 million square feet. A discussion of these changes follows in the table below (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	Percent Change
Rental Revenues
Same store	$69,490	$67,456	$2,034	3.0%
Non-same store operating properties	13,363	1,868	11,495	615.4%
Development and redevelopment	449	—	449	100.0%

Total rental revenues	83,302	69,324	13,978	20.2%

Rental Expenses and Real Estate Taxes
Same store	19,485	20,016	(531)	-2.7%
Non-same store operating properties	3,518	507	3,011	593.9%
Development and redevelopment	141	29	112	386.2%

Total rental expenses and real estate taxes	23,144	20,552	2,592	12.6%

Property Net Operating Income(1)
Same store	50,005	47,440	2,565	5.4%
Non-same store operating properties	9,845	1,361	8,484	623.4%
Development and redevelopment	308	(29)	337	1162.1%

Total property net operating income	60,158	48,772	11,386	23.3%

Other Revenue and Other Income
Institutional capital management and other fees	308	707	(399)	-56.4%
Development profit, net of taxes	1,288	—	1,288	100.0%
Equity in earnings of unconsolidated joint ventures, net	697	571	126	22.1%
Casualty and involuntary conversion gain (loss)	340	(58)	398	686.2%
Interest and other income (expense)	(23)	63	(86)	-136.5%

Total other revenue and other income	2,610	1,283	1,327	103.4%

Other Expenses
Real estate related depreciation and amortization	37,270	31,594	5,676	18.0%
Interest expense	16,182	15,327	855	5.6%
General and administrative	7,498	7,362	136	1.8%
Impairment losses	376	—	376	100.0%
Income tax (benefit) expense and other taxes	(241)	323	(564)	-174.6%

Total other expenses	61,085	54,606	6,479	11.9%

Income from discontinued operations	5,215	16,218	(11,003)	-67.8%
Gain on sale of real estate	372	—	372	100.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(103)	(108)	5	4.6%

Net income attributable to OP Unitholders	7,167	11,559	(4,392)	-38.0%

Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(366)	(750)	384	51.2%

Net income attributable to common stockholders	$6,801	$10,809	$(4,008)	-37.1%

(1)	Property net operating income, or property NOI, is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains (losses), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expenses) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. We believe net income attributable to DCT common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Income (loss) from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $14.0 million for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to the following:

•	$12.0 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties acquired and developed. Since April 1, 2013, we have acquired 45 operating properties, 12 properties for development and completed development of seven properties.

•	$2.0 million increase in total revenue in our same store portfolio primarily due to the following:

•	$0.7 million increase in base rent primarily resulting from increased rental rates and a 120 basis point increase in average occupancy period over period;

•	$0.4 million increase in operating expense recoveries related to a higher property operating expense and higher average occupancy;

•	$0.9 million increase in straight-line revenue; which was partially offset by

•	$0.2 million decrease in early lease termination.

The following table illustrates the various components of our consolidated rental revenues for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change
Base rent	$59,507	$51,178	$8,329
Straight-line rent	3,211	1,176	2,035
Amortization of above and below market rent intangibles	473	400	73
Tenant recovery income	18,627	15,954	2,673
Other	804	420	384
Revenues related to early lease terminations	680	196	484

Total rental revenues	$83,302	$69,324	$13,978

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by $2.6 million for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to the following:

•	$3.1 million increase in rental expenses and real estate taxes related to properties acquired and development and redevelopment properties placed into service during the period; which was partially offset by

•	$0.5 million decrease in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to a decrease in repairs and maintenance expense.

Other Revenue and Other Income

Total other revenue and other income increased $1.3 million for the three months ended June 30, 2014 as compared to the same period in 2013, primarily due the following:

•	$1.3 million in development profit, net of taxes related to the completion and sale of the development project 8th & Vineyard B; and

•	$0.4 million increase in casualty and involuntary conversion gain (loss) as a result of a settlement on one of our properties with the State of Texas for road expansion pursuant to eminent domain proceedings; which was partially offset by

•	$0.4 million decrease in institutional capital management and other fees primarily related to the sale of all properties in TRT-DCT Venture I and TRT-DCT Venture II.

Other Expenses

Other expenses increased $6.5 million for the three months ended June 30, 2014 as compared to the same period in 2013, primarily due to the following:

•	$5.7 million increase in depreciation and amortization expense resulting from real estate acquisitions and capital additions; and

•	$0.9 million increase in interest expense as a result of our debt structure which includes the $275.0 million senior note issued in October 2013 and increase in our existing $175.0 million senior unsecured term note to $225.0 million, partially offset by the payoff of a $15.9 million mortgage note that was scheduled to mature in October 2013, a $50.0 million senior unsecured note that was scheduled to mature in January of 2014 and our $175.0 million senior unsecured term loan that was scheduled to mature in February 2015.

Income from Discontinued Operations

Income from discontinued operations decreased by $11.0 million for the three months ended June 30, 2014 as compared to the same period in 2013. This decrease is primarily related to the classification of fewer assets as discontinued operations for the three month period ended June 30, 2014, compared to the three month period ended June 30, 2013. See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update.

Comparison of the six months ended June 30, 2014 compared to the same period ended June 30, 2013

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 346 operating properties and was comprised of 52.8 million square feet. A discussion of these changes follows in the table below (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	Percent Change
Rental Revenues
Same store	$137,441	$132,531	$4,910	3.7%
Non-same store operating properties	27,585	4,102	23,483	572.5%
Development and redevelopment	895	—	895	100.0%

Total rental revenues	165,921	136,633	29,288	21.4%

Rental Expenses and Real Estate Taxes
Same store	40,394	38,201	2,193	5.7%
Non-same store operating properties	8,153	1,225	6,928	565.6%
Development and redevelopment	196	54	142	263.0%

Total rental expenses and real estate taxes	48,743	39,480	9,263	23.5%

Property Net Operating Income(1)
Same store	97,047	94,330	2,717	2.9%
Non-same store operating properties	19,432	2,877	16,555	575.4%
Development and redevelopment	699	(54)	753	1394.4%

Total property net operating income	117,178	97,153	20,025	20.6%

Other Revenue and Other Income
Institutional capital management and other fees	1,072	1,520	(448)	-29.5%
Development profit, net of taxes	2,016	268	1,748	652.2%
Equity in earnings of unconsolidated joint ventures, net	4,310	962	3,348	348.0%
Gain on acquisitions and dispositions of real estate interests	2,045	—	2,045	100.0%
Casualty and involuntary conversion gain	340	2	338	16900.0%
Interest and other income	5	227	(222)	-97.8%

Total other revenue and other income	9,788	2,979	6,809	228.6%

Other Expenses
Real estate related depreciation and amortization	73,703	61,790	11,913	19.3%
Interest expense	32,238	32,187	51	0.2%
General and administrative	14,332	13,703	629	4.6%
Impairment losses	4,735	—	4,735	100.0%
Income tax (benefit) expense and other taxes	(184)	432	(616)	-142.6%

Total other expenses	124,824	108,112	16,712	15.5%

Income from discontinued operations	5,224	21,283	(16,059)	-75.5%
Gain on sale of real estate	372	—	372	100.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(236)	(373)	137	36.7%

Net income attributable to OP Unitholders	7,502	12,930	(5,800)	-44.9%

Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(384)	(842)	458	54.4%

Net income attributable to common stockholders	$7,118	$12,088	$(5,342)	-44.2%

(1)	See definitions of property net operating income on page 42.

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $29.3 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to the following:

•	$24.4 million increase in our non-same store rental revenues, including development and redevelopment properties, primarily as a result of an increase in the number of properties. Since January 1, 2013, we have acquired 50 operating properties, 12 properties for development and completed development of eight properties.

•	$4.9 million increase in total revenue in our same store portfolio primarily due to the following:

•	$0.9 million increase in base rent primarily resulting from increased rental rates and a 60 basis point increase in average occupancy period over period;

•	$2.2 million increase in operating expense recoveries related to a higher property operating expense and higher average occupancy;

•	$0.6 million increase in revenues from early lease terminations;

•	$0.6 million increase in other revenues primarily related to roof repair reimbursements; and

•	$0.5 million increase in straight-line rental revenue.

The following table illustrates the various components of our consolidated rental revenues for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change
Base rent	$117,808	$101,098	$16,710
Straight-line rent	5,325	2,532	2,793
Amortization of above and below market rent intangibles	900	799	101
Tenant recovery income	38,650	31,119	7,531
Other	1,633	774	859
Revenues related to early lease terminations	1,605	311	1,294

Total rental revenues	$165,921	$136,633	$29,288

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by $9.3 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to the following:

•	$7.1 million increase in rental expenses and real estate taxes related to properties acquired and development and redevelopment properties placed into operation during the period; and

•	$2.2 million increase in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to increases in property taxes and snow removal resulting from severe winter storms.

Other Revenue and Other Income

Total other revenue and other income increased $6.8 million for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due the following:

•	$3.3 million increase in equity in earnings of unconsolidated joint ventures primarily related to a gain from the sale of all properties in the TRT-DCT Venture II;

•	$2.0 million gain on acquisitions and dispositions of real estate interests primarily related to a $0.9 million gain on the sale of our interest in the TRT-DCT Venture I and a gain of $1.0 million related to the purchase of our partner’s 50.0% interest in one property from the IDI-DCT, LLC joint venture; and

•	$2.0 million in development profit, net of taxes related to the completion and sale of the development projects 8th & Vineyard A and 8th & Vineyard B which was offset by a $0.3 million development profit, net of taxes recognized during 2013.

Other Expenses

Other expenses increased $16.7 million for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to the following:

•	$11.9 million increase in depreciation and amortization expense resulting from real estate acquisitions and capital additions; and

•	$4.7 million impairment expense recognized on three of our properties that were sold during 2014.

Income from Discontinued Operations

Income from discontinued operations decreased by $16.1 million for the six months ended June 30, 2014 as compared to the same period in 2013. This decrease is primarily related to the classification of fewer assets as discontinued operations for the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013. See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update.

Segment Summary for the three and six months ended June 30, 2014 compared to the same period ended June 30, 2013

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

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the three and six months ended June 30, 2014 compared to June 30, 2013, respectively (dollar amounts and square feet in thousands):

	As of June 30,				Three Months Ended June 30,		Six Months Ended June 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income(3)	Rental revenues(2)	Property net operating income(3)
EAST:
2014	130	22,928	92.4%	$1,013,242	$27,822	$20,691	$56,793	$40,831
2013	127	21,908	86.5%	$982,235	$22,637	$16,116	$44,517	$31,985

Change	3	1,020	5.9%	$31,007	$5,185	$4,575	$12,276	$8,846

CENTRAL:
2014	171	28,133	92.7%	$1,099,516	$33,136	$22,576	$64,749	$42,794
2013	153	24,887	92.4%	$1,090,778	$27,477	$18,011	$53,497	$35,660

Change	18	3,246	0.3%	$8,738	$5,659	$4,565	$11,252	$7,134

WEST:
2014	110	14,377	92.0%	$1,084,545	$22,344	$16,891	$44,379	$33,553
2013	94	11,851	93.9%	$918,505	$19,210	$14,645	$38,619	$29,508

Change	16	2,526	(1.9)%	$166,040	$3,134	$2,246	$5,760	$4,045

(1)	Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents, other non-segment assets, and assets held for sale that meet the definition of a discontinued operation. The prior year segment assets are not restated for current year discontinued operations.
(2)	Segment rental revenues include revenue from operating properties and development properties. Properties classified as discontinued operations are not included in these results.
(3)	For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013	Change
Segments:
East assets	$1,013,242	$1,026,416	$(13,174)
Central assets	1,099,516	1,034,814	64,702
West assets	1,084,545	1,018,246	66,299

Total segment net assets	3,197,303	3,079,476	117,827
Non-segment assets:
Non-segment cash and cash equivalents	8,687	25,671	(16,984)
Other non-segment assets(1)	135,986	152,620	(16,634)
Assets held for sale	—	8,196	(8,196)

Total assets	$3,341,976	$3,265,963	$76,013

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

East Segment

•	East Segment assets decreased by approximately $13.2 million in 2014 primarily due to depreciation and amortization expense and the disposition of two properties.

•	East Segment property NOI, after reclassification for discontinued operations, increased approximately $4.6 million, for the three months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of:

•	$5.2 million increase in rental revenues, of which $1.2 million is attributed to property acquisitions and $4.0 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$0.6 million increase in operating expenses primarily comprised of increased property taxes.

•	East Segment property NOI, after reclassification for discontinued operations, increased approximately $8.8 million, for the six months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of:

•	$12.3 million increase in rental revenues, of which $2.3 million is attributed to property acquisitions and $10.0 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$3.5 million increase in operating expenses primarily comprised of increased property taxes and snow removal.

Central Segment

•	Central Segment assets increased by approximately $64.7 million in 2014 due to the acquisition of six properties, completion of development on one property and acquisition of two land parcels since December 31, 2013.

•	Central Segment property NOI, after reclassification for discontinued operations, increased approximately $4.6 million, for the three months ended June 30, 2014 as compared to the same period in 2013 primarily as a result of:

•	$5.7 million increase in rental revenues, of which $2.9 million is attributed to property acquisitions and $2.8 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$1.1 million increase in operating expenses primarily comprised of increased property taxes.

•	Central Segment property NOI, after reclassification for discontinued operations, increased approximately $7.1 million, for the six months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of:

•	$11.3 million increase in rental revenues, of which $4.8 million is attributed to property acquisitions and $6.5 million is attributed to increased occupancy and higher rental revenues at existing properties; which was partially offset by

•	$4.2 million increase in operating expenses primarily comprised of increased property taxes and snow removal.

West Segment

•	West Segment assets increased by approximately $66.3 million in 2014 due to the acquisition of six properties, completion of development on three properties and acquisition of two land parcels since December 31, 2013.

•	West Segment property NOI, after reclassification for discontinued operations, increased approximately $2.2 million for the three months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of:

•	$3.1 million increase in rental revenues, of which $1.6 million is attributed to property acquisitions and $1.5 million is attributed to prior year tax recoveries; which was partially offset by

•	$0.9 million increase in operating expenses primarily comprised of increased property taxes and insurance.

•	West Segment property NOI, after reclassification for discontinued operations, increased approximately $4.0 million, for the six months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of:

•	$5.8 million increase in rental revenues, of which $2.6 million is attributed to property acquisitions and $3.2 million is attributed to prior year tax recoveries; which was partially offset by

•	$1.8 million increase in operating expenses primarily comprised of increased property taxes and insurance.

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

Cash Flows

“Cash and cash equivalents” were $20.3 million and $32.2 million as of June 30, 2014 and December 31, 2013, respectively. Net cash provided by operating activities increased $19.5 million to $80.5 million during the six months ended June 30, 2014 compared to $61.0 million during the same period in 2013. This change was primarily due to an increase in property net operating income, as a result of an increase in occupancy and rental rates.

Net cash used in investing activities increased $1.3 million to $154.8 million during the six months ended June 30, 2014 compared to $153.5 million during the same period in 2013. This change was primarily due to an increase of cash outflows related to capital expenditures of $13.3 million, as reflected in the table below, and a decrease of $80.5 million related to cash inflows from dispositions. These activities were partially offset by a decrease in real estate acquisitions of $84.4 million and an increase in distributions of investments in unconsolidated joint ventures of $15.6 million.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions During 2014 – Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred during the six months ended June 30, 2014. Our total capital expenditures for the six months ended June 30, 2014 and 2013 were comprised of the following (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change
Development	$57,838	$48,410	$9,428
Redevelopment	714	3,168	(2,454)
Due diligence	3,735	2,855	880
Casualty expenditures	402	2,286	(1,884)
Building and land improvements	4,554	3,771	783
Tenant improvements and leasing costs	19,359	12,015	7,344

Total capital expenditures and development activities	86,602	72,505	14,097
Accruals and other adjustments	(2,482)	(1,649)	(833)

Total cash paid for capital expenditures and development activities	$84,120	$70,856	$13,264

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

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the six months ended June 30, 2014 and 2013 were $4.2 million and $3.7 million, respectively. In addition, we capitalize interest costs incurred associated with development and construction activities. In each of the six months ended June 30, 2014 and 2013 total interest capitalized was $4.0 million.

Net cash provided by financing activities decreased $27.0 million to $62.4 million during the six months ended June 30, 2014 compared to $89.4 million during the same period in 2013 primarily due to the following activities:

•	$27.0 million increase in proceeds from our senior unsecured revolving credit facility as net borrowings of $34.0 million during 2014 exceeded our $7.0 million of net borrowings during 2013; and

•	$10.6 million increase in net proceeds from the issuance of common stock; which was partially offset by

•	$50.0 million decrease in proceeds from senior unsecured notes where proceeds in 2013 of $225.0 million exceeded repayments of $175.0 million with no corresponding activity in 2014;

•	$8.0 million decrease due to principal payments on mortgage notes during 2014; and

•	$4.7 million decrease due to an increase in our dividends and distributions paid to common stockholders and noncontrolling interests.

Common Stock

As of June 30, 2014, approximately 332.8 million shares of common stock were issued and outstanding.

On May 29, 2013, the Company registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. Pursuant to this offering, DCT may sell up to 20 million shares of common stock from time-to-time through May 29, 2016 in “at-the-market” offerings or certain other transactions. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding acquisitions and repaying debt. During the six months ended June 30, 2014 approximately 11.3 million shares were issued through the third continuous equity offering program, at an average price of $7.69 per share for proceeds of $85.8 million, net of offering expenses. As of June 30, 2014, 5.3 million shares remain available to be issued under the current offering.

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

During the six months ended June 30, 2014 and 2013, approximately 1.0 million and 1.4 million OP Units were redeemed for approximately $0.8 million and $0.8 million in cash and approximately 0.9 million and 1.3 million shares of DCT common stock, respectively.

As of June 30, 2014 and December 31, 2013, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $141.0 million and $125.9 million based on the $8.21 and $7.13 per share closing price of DCT’s common stock on June 30, 2014 and December 31, 2013, respectively.

Distributions

During the three and six months ended June 30, 2014, our board of directors declared distributions to stockholders totaling approximately $24.6 million and $48.9 million, respectively, including distributions to OP Unitholders. During the same periods in 2013, our board of directors declared distributions to stockholders of approximately $22.7 million and $44.6 million, respectively, including distributions to OP Unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used to pay distributions during 2014 and 2013. The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During July 2014, our board of directors declared quarterly cash dividends of $0.07 per share and unit, payable on October 15, 2014 to stockholders and OP Unitholders of record as of October 3, 2014.

Outstanding Indebtedness

As of June 30, 2014 our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $48.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2013, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and a senior unsecured revolving credit facility, excluding approximately $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of June 30, 2014, the gross book value of our consolidated properties was approximately $3.8 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2013, the gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of June 30, 2014 and December 31, 2013.

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

Line of Credit

As of June 30, 2014, we had $73.0 million outstanding and $227.0 million available under our senior unsecured revolving credit facility. As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance with as of June 30, 2014 and December 31, 2013.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, including principal amortization, and excluding unamortized premiums, as of June 30, 2014 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Senior Unsecured Revolving Credit Facility	Total
2014	$—	$3,660	$—	$3,660
2015	40,000	50,122	—	90,122
2016	99,000	61,334	—	160,334
2017	51,000	11,929	73,000	135,929
2018	306,500	6,583	—	313,083
Thereafter	628,500	150,540	—	779,040

Total	$1,125,000	$284,168	$73,000	$1,482,168

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2014, specifically our obligations under long-term debt agreements, operating and ground lease agreements and purchase obligations (in thousands):

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Scheduled long-term debt maturities, including interest(2)	$1,850,813	$155,357	$405,472	$457,501	$832,483
Operating lease commitments	2,320	943	1,321	56	—
Ground lease commitments(3)	12,720	544	1,667	1,102	9,407

Total	$1,865,853	$156,844	$408,460	$458,659	$841,890

(1)	From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $84.2 million, none of which are legally committed.
(2)	Variable interest rate payments are estimated based on the LIBOR rate at June 30, 2014.
(3)	Three of our buildings comprised of 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of June 30, 2014 and 2013, respectively, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of June 30, 2014, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $36.5 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of June 30, 2014, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $48.5 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2014	$—
2015	11,110
2016	823
2017	36,532
2018	—
Thereafter	—

Total	$48,465

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

The following table presents the calculation of our FFO reconciled from “Net loss attributable to common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands, except per share and unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of net income attributable to common stockholders to FFO:
Net income attributable to common stockholders Adjustments:	$6,801	$10,809	$7,118	$12,088
Real estate related depreciation and amortization	37,270	34,171	73,703	66,861
Equity in earnings of unconsolidated joint ventures, net	(697)	(571)	(4,310)	(962)
Equity in FFO of unconsolidated joint ventures	2,546	2,442	5,262	4,795
Impairment losses on depreciable real estate	376	—	4,867	—
Gain on acquisitions and dispositions of real estate interests	(5,489)	(14,662)	(7,534)	(17,539)
Gain on dispositions of non-depreciable real estate	—	31	98	31
Noncontrolling interest in the above adjustments	(1,876)	(1,516)	(4,040)	(3,839)
FFO attributable to unitholders	2,056	2,065	4,050	4,282

FFO attributable to common stockholders and unitholders:	$40,987	$32,769	$79,214	$65,717

FFO per common share and unit – basic and diluted	$0.12	$0.10	$0.23	$0.21
FFO weighted average common shares and units outstanding:
Common shares for earnings per share – basic	329,119	290,977	326,543	286,047
Participating securities	2,486	2,555	2,357	2,404
Units	17,358	19,646	17,590	19,963

FFO weighted average common shares, participating securities and units outstanding – basic	348,963	313,178	346,490	308,414
Dilutive common stock equivalents	1,133	901	1,092	855

FFO weighted average common shares, participating securities and units outstanding – diluted	350,096	314,079	347,582	309,269

Tax Disclosure Update

Capital Gain Tax Rates

Currently, a U.S. person that is an individual will generally be subject to tax on long term capital gain (which generally includes any capital gain dividends he or she receives, his or her proportionate share of our undistributed capital gain, and capital gain realized from the disposition of our capital stock, in each case, if the applicable holding periods are satisfied) at a maximum rate of (i) 15% or (ii) 20% if such individual’s modified adjusted gross income exceeds certain threshold amounts.

Withholdable Payments Under FATCA

Under current guidance promulgated by the Treasury and Internal Revenue Service with respect to the Foreign Account Tax Compliance Act, withholding on certain U.S. source income (including dividends paid in respect of our capital stock) went into effect on July 1, 2014 and withholding on “withholdable payments” other than U.S. source income (including gross proceeds from a disposition of our capital stock) will not be applied to payments made on or before December 31, 2016.

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

During June 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2014 and December 31, 2013, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principle balances of $7.0 million and 7.1 million, respectively.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2014, we had approximately $298.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the six months ended June 30, 2014 would increase less than $0.1 million based on our outstanding floating-rate debt as of June 30, 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $5.9 million during the six months ended June 30, 2014.

As of June 30, 2014, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

DCT Industrial Trust Inc.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2014, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within DCT Industrial Trust Inc. or its affiliates to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

DCT Industrial Operating Partnership LP

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2014, the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Operating Partnership or its affiliates to disclose material information otherwise required to be set forth in its periodic reports. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2014 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 21, 2014, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*3.1	Articles Supplementary of DCT Industrial Trust Inc. filed with the State Department of Assessments and Taxation of Maryland on May 5, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2014)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

101	The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 1, 2014	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: August 1, 2014	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 1, 2014	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT Industrial Operating Partnership
By:	DCT Industrial Trust Inc., its general partner

Date: August 1, 2014	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: August 1, 2014	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 1, 2014	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a. Exhibits

*3.1	Articles Supplementary of DCT Industrial Trust Inc. filed with the State Department of Assessments and Taxation of Maryland on May 5, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2014)

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

101	The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.