Form 10-K
period 2014-12-31
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2015-02-20
CIK 1170991, 1604042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 001-33201 (DCT Industrial Trust Inc.) 333-195185 (DCT Industrial Operating Partnership LP)

DCT INDUSTRIAL TRUST INC.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

(Exact name of registrant as specified in its charter)

Maryland (DCT Industrial Trust Inc.) Delaware (DCT Industrial Operating Partnership LP)	82-0538520 82-0538522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 17th Street, Suite 800 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 597-2400

Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (DCT Industrial Trust Inc.)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

DCT Industrial Trust Inc. Yes ☒ No ☐	DCT Industrial Operating Partnership LP. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

DCT Industrial Trust Inc. Yes ☐ No ☒	DCT Industrial Operating Partnership LP. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

DCT Industrial Trust Inc. Yes ☐ No ☒	DCT Industrial Operating Partnership LP Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the 81.2 million shares of voting and non-voting common stock held by non-affiliates of DCT Industrial Trust Inc. was $2.7 billion based on the closing sale price of $32.84 as reported on the New York Stock Exchange on June 30, 2014. (For this computation, DCT Industrial Trust Inc. has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of DCT Industrial Trust Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of DCT Industrial Trust Inc.) As of February 12, 2015 there were 88,228,261 shares of common stock outstanding. There is no public trading market for the common units of DCT Industrial Operating Partnership LP.  As a result, the aggregate market value of the common units held by non-affiliates of DCT Industrial Operating Partnership LP cannot be determined.

Documents Incorporated by Reference

Portions of DCT Industrial Trust Inc.’s definitive proxy statement to be issued in conjunction with DCT Industrial Trust Inc.’s annual meeting of stockholders to be held April 29, 2015 are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2014 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of December 31, 2014, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

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

We believe combining the periodic reports on Form 10-K of DCT and the Operating Partnership into this single report results in the following benefits:

●	enhances investors’ understanding of DCT and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
●	eliminates duplicative disclosures and provides a more streamlined and readable presentation as a substantial portion of the Company’s disclosures apply to both DCT and the Operating Partnership; and
●	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 4.6% of the Operating Partnership were owned by executives and non-affiliated limited partners as of December 31, 2014.

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

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for DCT and the Operating Partnership in order to establish that the requisite certifications have been made and that DCT and the Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

REVERSE STOCK SPLIT

On November 17, 2014, we completed a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  All common stock/unit and per share/unit data for all periods presented in this Annual Report on Form 10-K have been restated to give effect to the reverse stock split.

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

●	national, international, regional and local economic conditions, including, in particular, the strength of the United States economic recovery and global economic recovery;
●	the general level of interest rates and the availability of capital;
●	the competitive environment in which we operate;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
●	decreased rental rates or increasing vacancy rates;
●	defaults on or non-renewal of leases by tenants;
●	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;
●	the timing of acquisitions, dispositions and development;
●	natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;
●	energy costs;
●

the terms of governmental regulations that affect us and interpretations of those regulations, including the costs of compliance with those regulations, changes in real estate and zoning laws and increases in real property tax rates;

●	financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal, interest and other commitments;
●	lack of or insufficient amounts of insurance;
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
●	the consequences of future terrorist attacks or civil unrest;
●	environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us; and
●	other risks and uncertainties detailed in the section entitled “Risk Factors.”

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2014, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

On November 17, 2014, we completed a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  All common stock/unit and per share/unit data for all periods presented in this Annual Report on Form 10-K have been restated to give effect to the reverse stock split.

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

As of December 31, 2014, the Company owned interests in approximately 72.3 million square feet of properties leased to approximately 900 customers, including:

●	62.0 million square feet comprising 393 consolidated operating properties were 95.4% occupied;
●	8.1 million square feet comprising 24 unconsolidated properties were 97.8% occupied and which we operated on behalf of four institutional capital management partners;
●	0.8 million square feet comprising six consolidated properties under redevelopment; and
●	1.4 million square feet comprising seven consolidated buildings which are shell-complete and in lease-up.

As of December 31, 2014, our total consolidated portfolio consisted of 406 properties with an average size of 158,000 square feet and an average age of 22 years.

During the year ended December 31, 2014, we acquired 36 buildings. These properties were acquired for a total purchase price of $363.1 million. During the year ended December 31, 2014, we sold 37 consolidated operating properties to third-parties for gross proceeds of approximately $283.2 million. We recognized gains of approximately $43.9 million on the disposition of 33 properties and recognized impairment losses of approximately $5.4 million on the disposition of four properties.

We have a broadly diversified customer base. As of December 31, 2014, our consolidated properties had leases with approximately 900 customers with no single customer accounting for more than 2.2% of the total annualized base rent of our properties. Our ten largest customers occupy approximately 10.0% of our consolidated properties based on square footage and account for approximately 11.5% of the annualized base rent of these properties. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our customers. Furthermore, we are actively engaged in meeting our customers’ expansion and relocation requirements.

Our principal executive office is located at 518 17th Street, Suite 800, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Cincinnati, Ohio; Dallas, Texas; Houston, Texas; Paramus, New Jersey; Newport Beach, California; Emeryville, California; Orlando, Florida; and Seattle, Washington. Our website address is www.dctindustrial.com.

Business Strategy

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, per share (see definition in “Selected Financial Data”), net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

●

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

●

Profitably Acquiring Properties. We seek to acquire properties that meet our asset, location and financial criteria at prices and potential returns which we believe are attractive. We have selected certain markets and sub-markets where we focus our efforts on identifying buildings to acquire.

●

Selectively Pursuing New Development. To meet current tenant demand, we continue to develop new assets in select markets where rents and vacancy levels demonstrate the need for new construction. During 2014, we acquired seven land parcels for future development totaling approximately 103.2 acres. As of December 31, 2014, we also stabilized four development buildings totaling 1.5 million square feet, have seven buildings that are shell-complete totaling 1.4 million square feet and have 14 buildings under construction, which are partially leased, totaling approximately 3.4 million square feet. Additionally, we have three development projects for sale under contract.  The buildings under construction, as well as the development projects for sale, are all projected to be completed during 2015.

●

Recycling Capital. We intend to selectively dispose of non-strategic assets and redeploy the proceeds into higher growth acquisition and development opportunities. In 2014, we sold $283.2 million of non-strategic assets for deployment into higher growth assets. This includes the divestiture of the entire portfolio located in Columbus.

●

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

●

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

●

Experienced and Committed Management Team. Our executive management team collectively has an average of nearly 28 years of commercial real estate experience and 17 years of industrial real estate experience. Additionally, our executive management team has extensive public company operating experience.

●

Strong Operating Platform. We have a team of 88 experienced transaction and property management professionals working in 12 regional offices to maximize market opportunities through local expertise, presence and relationships. We believe successfully meeting the needs of our customers and anticipating and responding to market opportunities will result in achieving superior returns from our properties as well as through the sourcing of new acquisitions and development opportunities.

●

Proven Acquisition and Disposition Capabilities. The Company has extensive experience in acquiring industrial real estate, including both smaller transactions as well as larger portfolio acquisitions. Our local market teams are an important advantage in sourcing potential marketed as well as off-market transactions. The average size of our acquisitions since 2011 is $14.3 million, demonstrating our ability to access a significant pipeline of smaller acquisitions. Further, consistent with our capital recycling strategy, we have disposed of a cumulative $1.7 billion of real estate investments since inception.

●

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

●

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

●

Capital Structure. Our capital structure provides us with sufficient financial flexibility and capacity to fund future growth. We successfully raised $239.0 million in proceeds, net of offering expenses, from equity offerings during 2014. As of December 31, 2014, we had $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.  As of December 31, 2014, 357 of our consolidated properties with a gross book value of $3.4 billion were unencumbered.

Operating Segments

Our operating results used to assess performance are aggregated into three reportable segments, East, Central and West, which are based on the geographical locations organized into markets where our management and operating teams conduct and monitor business. We consider rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. See additional information in “Item 2. Properties” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements, Note 14—Segment Information.”

Competition

The market for the leasing of industrial real estate is highly competitive. We experience competition for customers from other existing assets in proximity to our buildings as well as from proposed new developments. Institutional investors, other REITs and local real estate operators generally own such properties; however, no single competitor or small group of competitors is dominant in our current markets. However, as a result of competition, we may have to provide free rental periods, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.

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

Employees

As of December 31, 2014, we had 145 full-time employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO RECENT ECONOMIC CONDITIONS

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by weakness in the national and/or international economy as well as in the local economies where our properties are located. Specific impacts, among others, may include:

●	increased levels of tenant defaults under leases;
●	re-leasing which may require concessions, tenant improvement expenditures or reduced rental rates due to reduced demand for industrial space;
●	overbuilding which may increase vacancies;
●	adverse capital and credit market conditions may restrict our development and redevelopment activities; and
●

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

We acquire and intend to continue to acquire primarily high-quality generic bulk distribution warehouses and light industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to integrate our new acquisitions into our existing operations quickly and efficiently and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. Similarly, we seek to acquire new properties in off-market transactions, because such properties are typically more attractively priced, but we may be unable to obtain off-market deal flow in the future. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured credit facility, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and sales which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures, and we intend to selectively continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

●	that our partner in an investment might become bankrupt, which would mean that we could generally remain liable for the joint venture’s liabilities;
●	that such partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;
●

that such partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

●	that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute such capital;
●	that joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
●

that our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

●

that disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership, limited liability company or joint venture to additional risk;

●	that we may in certain circumstances be liable for the actions of our partners; and
●

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

Economic conditions have required or could require us to recognize real estate impairment charges on some of our assets and equity investments. We conduct a comprehensive review of all our real estate assets in accordance with our policy of accounting for impairments (see further discussion of our accounting policies in “Notes to the Consolidated Financial Statements, Note 2—Summary of Significant Accounting Policies” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Polices and Estimates”). The principal factor which has led to impairment charges in the recent past was the severe economic deterioration in many markets resulting in a decrease in leasing demand, rental rates, rising vacancies and an increase in capitalization rates.

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

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have significant holdings in the following markets of our consolidated portfolio: Atlanta, Baltimore/Washington D.C., Chicago, Cincinnati, Dallas, Houston, Indianapolis, Miami, Memphis, Nashville, New Jersey, Northern California, Orlando, Pennsylvania, Phoenix, Seattle and Southern California. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties.

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

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

RISKS RELATED TO CONFLICTS OF INTEREST

Our UPREIT structure may result in potential conflicts of interest.

As of December 31, 2014, we owned 95.4% of the units of limited partnership interest in our operating partnership, or OP Units, certain unaffiliated limited partners owned 4.0% of the OP Units and certain of our officers and directors, owned the remaining 0.6% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

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

The investment returns from equity investments in real estate depend in part on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from, and the value of, our properties may, in addition to risks discussed elsewhere in this section, be adversely affected by:

●	changes in supply of or demand for similar or competing properties in an area;
●	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;
●

changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

●	our ability to provide adequate maintenance and insurance;
●	customer turnover;
●	general overbuilding or excess supply in the market areas; and
●	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.

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

A property may incur a vacancy either by the continued default of a customer under its lease or the expiration of one of our leases. We have significant lease expirations in 2015, as outlined in “Item 2, Properties—Lease Expirations.” In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. We may have difficulty obtaining a new customer for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because of vacancy.

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

We could face possible risks associated with climate change.

The physical effects of climate change, were it to occur in a negative manner, could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience negative impact. This impact could result in declining demand for industrial space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy, increasing the cost of building materials, and increasing the cost of snow removal at our properties.

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

The terms of our senior credit facility and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2014, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

Our charter, our bylaws and the limited partnership agreement of our operating partnership contain provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our board of directors can take many actions without stockholder approval.

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

●

within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;

●	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;
●	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;
●

classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

●	employ and compensate affiliates;
●	direct our resources toward investments that do not ultimately appreciate over time;
●	change creditworthiness standards with respect to third-party customers; and
●	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% of the value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a person’s sale of stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. holder held 5% or less of our outstanding stock of that class at all times during a specified testing period. If we were to fail to so qualify as a domestically controlled qualified investment entity and our common stock were to fail to be “regularly traded,” gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity. Additionally, any distributions we make to our non-U.S. stockholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholdings, unless the recipient non-U.S. stockholder has not owned more than 5% of our common stock at any time during the year preceding the distribution and our common stock is treated as being “regularly traded”.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Geographic Distribution

The following table describes the geographic diversification of our consolidated properties as of December 31, 2014:

Markets	Number of Buildings	Square Feet	Percentage of Total Square Feet	Occupancy Percentage(1)	Annualized Base Rent(2) (3)		Percent of Total Annualized Base Rent
CONSOLIDATED OPERATING:		(in thousands)			(in thousands)
Atlanta	39	6,455	10.1%	92.0%	$19,294		7.8%
Baltimore/Washington D.C.	17	2,009	3.1%	93.6%	11,155		4.5%
Charlotte	1	472	0.7%	100.0%	1,604		0.7%
Memphis	8	3,712	5.8%	88.4%	9,333		3.8%
Miami	11	1,437	2.2%	93.2%	9,931		4.0%
Nashville	4	2,064	3.2%	97.9%	6,243		2.5%
New Jersey	10	1,491	2.3%	91.3%	8,086		3.3%
Orlando	20	1,864	2.9%	96.0%	7,189		2.9%
Pennsylvania	13	2,716	4.2%	95.3%	10,350		4.2%
East Segment Subtotal	123	22,220	34.5%	93.0%	83,185		33.7%
Chicago	38	8,992	14.0%	97.1%	30,453		12.3%
Cincinnati	29	2,942	4.6%	95.6%	10,240		4.2%
Dallas	35	5,277	8.2%	96.5%	17,344		7.0%
Houston	39	3,444	5.4%	98.4%	19,992		8.1%
Indianapolis	7	2,299	3.6%	93.9%	6,636		2.7%
Louisville	3	1,109	1.7%	100.0%	3,692		1.5%
Central Segment Subtotal	151	24,063	37.5%	96.8%	88,357		35.8%
Denver	2	278	0.4%	100.0%	1,362		0.6%
Northern California	28	3,920	6.1%	95.9%	19,292		7.8%
Phoenix	24	2,566	4.0%	92.9%	9,931		4.0%
Seattle	21	2,249	3.5%	96.2%	11,604		4.7%
Southern California(4)	44	6,680	10.4%	98.4%	32,678		13.2%
West Segment Subtotal	119	15,693	24.4%	96.6%	74,867		30.3%
Total/weighted average - operating properties	393	61,976	96.4%	95.4%	246,409		99.8%

REDEVELOPMENT PROPERTIES:
Chicago	2	548	0.9%	0.0%	-		0.0%
Dallas	1	63	0.1%	100.0%	N/A(5)		0.0%
Houston	1	98	0.2%	0.0%	-		0.0%
New Jersey	1	63	0.1%	0.0%	-		0.0%
Southern California	1	82	0.1%	0.0%	-		0.0%
Total/weighted average – redevelopment properties	6	854	1.4%	7.4%	-		0.0%

DEVELOPMENT PROPERTIES:
Houston(6)	4	437	0.7%	13.6%	517		0.2%
Orlando	1	97	0.2%	24.5%	-		0.0%
Seattle	2	837	1.3%	12.5%	-		0.0%
Total/weighted average – development properties	7	1,371	2.2%	13.7%	517		0.2%

Total/weighted average - consolidated properties	406	64,201	100.0%	92.5%	$246,926	(7)	100.0%

(See footnote definitions on next page)

The following table describes the geographic diversification of our investments in unconsolidated properties as of December 31, 2014:

Markets	Number of Buildings	Percent Owned (8)	Square Feet	Percentage of Total Square Feet	Occupancy Percentage(1)	Annualized Base Rent(2)	Percent of Total Annualized Base Rent
UNCONSOLIDATED OPERATING PROPERTIES:			(in thousands)			(in thousands)
IDI (Nashville)	1	50.0%	557	6.9%	70.2%	$969	3.4%
Southern California Logistics Airport(9)	6	50.0%	2,160	26.8%	99.6%	8,009	28.2%
Total/weighted average - unconsolidated operating properties	7	50.0%	2,717	33.7%	93.5%	8,978	31.6%

OPERATING PROPERTIES IN CO-INVESTMENT VENTURES:
Chicago	2	20.0%	1,033	12.8%	100.0%	3,861	13.6%
Cincinnati	1	20.0%	543	6.8%	100.0%	1,656	5.8%
Dallas	1	20.0%	540	6.7%	100.0%	1,732	6.1%
Denver	5	20.0%	772	9.6%	100.0%	3,876	13.6%
Louisville	4	10.0%	736	9.1%	100.0%	2,267	8.0%
Nashville	2	20.0%	1,020	12.7%	100.0%	2,825	10.0%
Orlando	2	20.0%	696	8.6%	100.0%	3,224	11.3%
Total/weighted average - co-investment operating properties	17	18.6%	5,340	66.3%	100.0%	19,441	68.4%
Total/weighted average - unconsolidated properties	24	29.2%	8,057	100.0%	97.8%	$28,419	100.0%

(1)	Based on leases commenced as of December 31, 2014.
(2)	Annualized base rent is calculated as monthly contractual base rent (cash basis) in effect as of December 31, 2014, multiplied by 12.
(3)	Excludes total annualized base rent of $1.7 million from one non-industrial property acquired for future development. The lease expired in January 2015.
(4)	As of December 31, 2014, our ownership interest in the Southern California portfolio of properties was 93.7% based on our equity ownership weighted by square feet.
(5)	The lease is a short-term lease. The rental income is incidental revenue recognized as a reduction to our cost of redevelopment.
(6)	Includes two shell-complete buildings acquired during July 2014 totaling 178,000 square feet.
(7)	Excludes total annualized base rent associated with tenants currently in free rent periods of $10.4 million based on the first month’s cash base rent.
(8)	Percent owned is based on equity ownership weighted by square feet.
(9)

Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

Indebtedness

As of December 31, 2014, 49 of our 406 consolidated properties, with a combined gross book value of approximately $0.6 billion were encumbered by mortgage indebtedness totaling $244.4 million (excluding net premiums). See “Notes to Consolidated Financial Statements, Note 5—Outstanding Indebtedness” and the accompanying Schedule III beginning on page F-57 for additional information.

Lease Expirations

Our industrial properties are leased to customers for terms generally ranging from 3 to 10 years with a weighted average remaining term of approximately 3.3 years as of December 31, 2014. Following is a schedule of expiring leases for our consolidated properties by square feet and by annualized minimum base rent as of December 31, 2014, assuming no exercise of lease renewal:

Year	Square Feet Related to Expiring Leases	Percentage of Total Consolidated Operating Occupied Square Feet	Annualized Base Rent of Expiring Leases(1)	Percent of Total Annualized Base Rent
	(in thousands)		(in thousands)
2015(2)	6,623	11.2%	$28,534	10.2%
2016	10,052	16.9%	42,893	15.3%
2017	10,982	18.5%	45,596	16.3%
2018	7,786	13.1%	35,133	12.6%
2019	8,163	13.7%	35,626	12.7%
2020	5,358	9.0%	26,912	9.6%
2021	3,765	6.3%	23,503	8.4%
2022	2,008	3.4%	11,479	4.1%
2023	2,112	3.6%	12,250	4.4%
2024	744	1.3%	4,686	1.7%
Thereafter	1,781	3.0%	13,300	4.7%
Total occupied	59,374	100.0%	$279,912	100.0%
Available or leased but not occupied	4,827
Total consolidated properties	64,201

(1)	Annualized base rent includes contractual rents in effect at the date of expiration.
(2)	Includes month-to-month leases.

Customer Diversification

As of December 31, 2014, there were no customers that occupied more than 2.2% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of December 31, 2014, who occupy a combined 6.4 million square feet or 10.0% of our consolidated properties.

Percentage of
Customer	Annualized Base Rent
Schenker, Inc.	2.2%
The Clorox Company	1.2%
The Glidden Company	1.1%
Distributions Alternatives, Inc.	1.1%
United Stationers Supply Company	1.1%
YRC, LLC	1.0%
Kellogg Company	1.0%
Bridgestone Corporation	1.0%
Deutsche Post World Net (DHL)	0.9%
One Kings Lane, Inc.	0.9%
Total	11.5%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and an increase in our allowance for doubtful accounts receivable.

We continuously monitor the financial condition of our customers. We communicate often with those customers who have been late on payments or have filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues, and no customer represents more than 5.0% of our annual base rent.

Industry Diversification

The table below illustrates the diversification of our consolidated portfolio by the industry classification of our customers based upon their NAICS code as of December 31, 2014 (dollar amounts in thousands):

	Number of Leases	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent	Occupied Square Feet(2)	Percentage of Total Occupied Square Feet

Manufacturing	259	$79,611	32.2%	18,531	31.2%
Transportation and Warehousing	161	54,007	21.9%	14,052	23.7%
Wholesale Trade	223	47,322	19.2%	12,364	20.8%
Retail Trade	85	24,128	9.8%	6,312	10.6%
Professional, Scientific and Technical Services	54	11,662	4.7%	2,071	3.5%
Other	78	10,431	4.2%	1,960	3.3%
Administrative Support and Waste Management Services	43	7,442	3.0%	1,992	3.4%
Media and Information	26	5,965	2.4%	847	1.4%
Health Care and Social Assistance	8	4,034	1.6%	706	1.2%
Rental Companies	16	2,324	1.0%	539	0.9%
Total	953	$246,926	100.0%	59,374	100.0%

(1)	Annualized base rent is calculated as monthly contractual base rent (cash basis) in effect as of December 31, 2014, multiplied by 12.
(2)	Based on leases commenced as of December 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

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

On November 17, 2014, we completed a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  All common stock/unit and per share/unit data for all periods presented in this Annual Report on Form 10-K have been restated to give effect to the reverse stock split

DCT

Common Stock Market Prices

Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “DCT”. The following table illustrates the high and low sales prices during periods presented:

Quarter Ended in 2014	High	Low
December 31,	$36.88	$29.40
September 30,	$32.84	$29.44
June 30,	$33.04	$30.16
March 31,	$32.16	$27.52

Quarter Ended in 2013	High	Low
December 31,	$32.00	$27.88
September 30,	$31.84	$26.48
June 30,	$33.80	$27.00
March 31,	$29.92	$25.96

On February 12, 2015 the closing price of our common stock was $36.47 per share, as reported on the NYSE and there were 88,228,261 shares of common stock outstanding, held by approximately 1,800 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

We anticipate that, for U.S. federal income tax purposes, distributions (including certain part cash, part stock distributions) generally will be taxable to our stockholders and unitholders as ordinary income, although some portion of our distributions may constitute ordinary income, capital gains or a return of capital. The tax characterization of dividends paid on our common stock and OP units for 2014, 2013 and 2012 is as follows (refer to our website for more information on the taxability of our dividends):

	2014	2013	2012
Ordinary income	68.9%	54.9%	23.5%
Return of capital	10.8%	37.9%	76.5%
Capital gains	20.3%	7.2%	0.0%

The following table sets forth the distributions that have been declared by our board of directors on our common stock during the fiscal years ended December 31, 2014 and 2013:

Amount Declared During Quarter Ended in 2014:	Per Share	Date Paid
December 31,	$0.28	January 10, 2015
September 30,	0.28	October 15, 2014
June 30,	0.28	July 16, 2014
March 31,	0.28	April 16, 2014
Total 2014	$1.12

Amount Declared During Quarter Ended in 2013:	Per Share	Date Paid
December 31,	$0.28	January 9, 2014
September 30,	0.28	October 16, 2013
June 30,	0.28	July 17, 2013
March 31,	0.28	April 17, 2013
Total 2013	$1.12

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

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
DCT Industrial Trust Inc.	$100.00	$111.99	$114.14	$151.26	$172.75	$223.63
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
MSCI US REIT Index	$100.00	$128.48	$139.65	$164.46	$168.52	$219.72
FTSE NAREIT Equity Industrial Index	$100.00	$127.96	$138.57	$163.60	$167.63	$218.16

Note: The graph covers the period from December 31, 2009 to December 31, 2014 and assumes that $100 was invested in DCT Industrial Trust Inc. common stock and in each index on December 31, 2009 and that all dividends were reinvested.

Operating Partnership

OP Unit Market Prices and Dividends

There is no established public market for our OP Units.  On February 12, 2015 there were 4,307,956 OP Units outstanding, held by approximately 250 holders of record.

The following table sets forth the distributions that have been declared by our board of directors on OP Units outstanding during the fiscal years ended December 31, 2014 and 2013:

Amount Declared During Quarter Ended in 2014:	Per Unit	Date Paid
December 31,	$0.28	January 10, 2015
September 30,	0.28	October 15, 2014
June 30,	0.28	July 16, 2014
March 31,	0.28	April 16, 2014
Total 2014	$1.12

Amount Declared During Quarter Ended in 2013:	Per Unit	Date Paid
December 31,	$0.28	January 9, 2014
September 30,	0.28	October 16, 2013
June 30,	0.28	July 17, 2013
March 31,	0.28	April 17, 2013
Total 2013	$1.12

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

During the three months and year ended December 31, 2014, approximately 0.1 million and 0.4 million OP Units were redeemed for approximately $0.2 million and $1.0 million in cash and approximately 0.1 million and 0.3 million shares of DCT common stock, respectively.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of DCT and the Operating Partnership as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The financial data in the table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

DCT

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Rental revenues	$334,787	$286,218	$236,839	$211,536	$190,404
Total revenues	$336,526	$289,005	$240,898	$215,827	$194,537
Rental expenses and real estate taxes	$94,310	$80,025	$66,390	$61,367	$58,437
Property net operating income(1)	$240,477	$206,193	$170,449	$150,169	$131,967
Total operating expenses	$277,688	$237,741	$200,972	$189,951	$178,400
Income (loss) from continuing operations	$46,531	$(9,251)	$(28,540)	$(42,503)	$(44,618)
Income from discontinued operations	$5,717	$26,723	$11,800	$13,660	$1,551
Gain on dispositions of real estate interests	$39,671	$-	$-	$-	$-
Net income (loss) attributable to common stockholders	$49,164	$15,870	$(15,086)	$(25,250)	$(37,830)

Earnings per Common Share – Basic:
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)	$(0.62)	$(0.74)
Income from discontinued operations	$0.06	$0.33	$0.17	$0.20	$0.02
Net income (loss) attributable to common stockholders	$0.58	$0.20	$(0.24)	$(0.42)	$(0.72)

Earnings per Common Share – Diluted:
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)	$(0.62)	$(0.74)
Income from discontinued operations	$0.06	$0.33	$0.17	$0.20	$0.02
Net income (loss) attributable to common stockholders	$0.58	$0.20	$(0.24)	$(0.42)	$(0.72)

Weighted Average Common Shares Outstanding:
Basic	83,280	74,692	63,708	60,648	53,103
Diluted	83,572	74,692	63,708	60,648	53,103

Amounts Attributable to Common Stockholders:
Income (loss) from continuing operations(2)	$43,730	$(9,250)	$(25,896)	$(37,621)	$(39,212)
Income from discontinued operations	5,434	25,120	10,810	12,371	1,382
Net income (loss) attributable to common stockholders	49,164	15,870	(15,086)	(25,250)	(37,830)
Distributed and undistributed earnings allocated to participating securities	(677)	(692)	(524)	(443)	(480)
Adjusted net income (loss) attributable to common stockholders	$48,487	$15,178	$(15,610)	$(25,693)	$(38,310)

Common Share Distributions:
Common share cash distributions, declared	$94,227	$85,079	$73,200	$68,789	$60,110
Common share cash distributions, declared per share	$1.12	$1.12	$1.12	$1.12	$1.12

Other Data:
Consolidated operating square feet	61,976	61,896	58,132	58,099	56,652
Consolidated operating buildings	393	395	399	408	390
Total consolidated buildings square feet	64,201	63,172	61,410	58,255	57,777
Total consolidated buildings	406	400	409	409	398

(See footnote definitions on page 33)

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Net investment in real estate	$3,351,263	$3,141,877	$2,910,613	$2,711,027	$2,647,186
Total assets	$3,451,534	$3,265,963	$3,057,199	$2,793,298	$2,719,889
Senior unsecured notes	$1,122,621	$1,122,407	$1,025,000	$935,000	$786,000
Mortgage notes	$249,424	$290,960	$317,314	$317,783	$425,359
Total liabilities	$1,586,118	$1,598,771	$1,583,640	$1,389,183	$1,319,051
Cash Flow Data:
Net cash provided by operating activities	$169,994	$152,893	$118,956	$106,966	$91,002
Net cash used in investing activities	$(259,627)	$(301,058)	$(299,138)	$(177,823)	$(138,334)
Net cash provided by financing activities	$77,038	$167,695	$180,044	$66,845	$45,542
Funds From Operations:(3)
Net income (loss) attributable to common stockholders	$49,164	$15,870	$(15,086)	$(25,250)	$(37,830)
Adjustments:
Real estate related depreciation and amortization	148,992	137,120	126,687	128,989	115,904
Equity in (earnings) losses of unconsolidated joint ventures, net	(6,462)	(2,405)	(1,087)	2,556	2,986
Equity in FFO of unconsolidated joint ventures	10,804	10,152	10,312	4,732	4,001
Impairment losses on depreciable real estate(4)	5,767	13,279	11,422	10,160	8,012
(Gain) loss on business combinations	(1,000)	-	-	-	395
Gain on dispositions of real estate interests	(45,199)	(33,650)	(13,383)	(12,030)	(2,091)
Gain on dispositions of non-depreciable real estate	98	31	-	-	13
Noncontrolling interest in the operating partnership’s share of the above adjustments	(6,300)	(8,211)	(12,522)	(14,252)	(13,426)
FFO attributable to unitholders	8,106	8,437	9,743	9,901	8,678
FFO attributable to common stockholders and unitholders – basic and diluted(3)	163,970	140,623	116,086	104,806	86,642
Adjustments:
Impairment losses on non-depreciable real estate(4)	-	-	-	-	3,992
Debt modification costs	-	-	-	-	1,136
Acquisition costs(5)	3,011	3,578	1,975	1,902	1,228
FFO, as adjusted, attributable to common stockholders and unitholders, basic and diluted	$166,981	$144,201	$118,061	$106,708	$92,998

FFO per common share and unit - basic	$1.86	$1.76	$1.66	$1.56	$1.44
FFO per common share and unit - diluted	$1.85	$1.75	$1.65	$1.55	$1.44

FFO as adjusted, per common share and unit - basic	$1.89	$1.80	$1.69	$1.58	$1.55
FFO as adjusted, per common share and unit - diluted	$1.89	$1.80	$1.68	$1.58	$1.54

FFO weighted average common shares and units outstanding:
Common shares	83,280	74,692	63,708	60,648	53,103
Participating securities	605	616	474	400	422
Units	4,331	4,770	5,840	6,328	6,588
FFO weighted average common shares, participating securities and units outstanding – basic	88,216	80,078	70,022	67,376	60,113
Dilutive common stock equivalents	292	223	156	112	89
FFO weighted average common shares and units outstanding – diluted	88,508	80,301	70,178	67,488	60,202

(See footnote definitions on page 33)

DCT Operating Partnership

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Rental revenues	$334,787	$286,218	$236,839	$211,536	$190,404
Total revenues	$336,526	$289,005	$240,898	$215,827	$194,537
Rental expenses and real estate taxes	$94,310	$80,025	$66,390	$61,367	$58,437
Property net operating income(1)	$240,477	$206,193	$170,449	$150,169	$131,967
Total operating expenses	$277,688	$237,741	$200,972	$189,951	$178,400
Income (loss) from continuing operations	$46,531	$(9,251)	$(28,540)	$(42,503)	$(44,618)
Income from discontinued operations	$5,717	$26,723	$11,800	$13,660	$1,551
Gain on dispositions of real estate interests	$39,671	$-	$-	$-	$-
Net income (loss) attributable to OP Unitholders	$51,722	$16,883	$(16,468)	$(27,885)	$(42,524)

Earnings per OP Unit – Basic:
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)	$(0.62)	$(0.74)
Income from discontinued operations	$0.06	$0.33	$0.17	$0.20	$0.02
Net income (loss) attributable to OP Unitholders	$0.58	$0.20	$(0.24)	$(0.42)	$(0.72)

Earnings per OP Unit – Diluted:
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)	$(0.62)	$(0.74)
Income from discontinued operations	$0.06	$0.33	$0.17	$0.20	$0.02
Net income (loss) attributable to OP Unitholders	$0.58	$0.20	$(0.24)	$(0.42)	$(0.72)

Weighted Average OP Units Outstanding:
Basic	87,611	79,462	69,547	66,975	59,691
Diluted	87,903	79,462	69,547	66,975	59,691

Amounts Attributable to OP Unitholders:
Income (loss) from continuing operations(2)	$46,005	$(9,840)	$(28,268)	$(41,545)	$(44,075)
Income from discontinued operations	5,717	26,723	11,800	13,660	1,551
Net income (loss) attributable to OP Unitholders	51,722	16,883	(16,468)	(27,885)	(42,524)
Distributed and undistributed earnings allocated to participating securities	(677)	(692)	(524)	(443)	(480)
Adjusted net income (loss) attributable to OP Unitholders	$51,045	$16,191	$(16,992)	$(28,328)	$(43,004)

OP Units Distributions:
OP Unit cash distributions, declared	$98,954	$90,352	$79,459	$75,849	$67,380
OP Unit cash distributions, declared per unit	$1.12	$1.12	$1.12	$1.12	$1.12

Other Data:
Consolidated operating square feet	61,976	61,896	58,132	58,099	56,652
Consolidated operating buildings	393	395	399	408	390
Total consolidated buildings square feet	64,201	63,172	61,410	58,255	57,777
Total consolidated buildings	406	400	409	409	398

(See footnote definitions on page 33)

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Net investment in real estate	$3,351,263	$3,141,877	$2,910,613	$2,711,027	$2,647,186
Total assets	$3,451,534	$3,265,963	$3,057,199	$2,793,298	$2,719,889
Senior unsecured notes	$1,122,621	$1,122,407	$1,025,000	$935,000	$786,000
Mortgage notes	$249,424	$290,960	$317,314	$317,783	$425,359
Total liabilities	$1,586,118	$1,598,771	$1,583,640	$1,389,183	$1,319,051
Cash Flow Data:
Net cash provided by operating activities	$169,994	$152,893	$118,956	$106,966	$91,002
Net cash used in investing activities	$(259,627)	$(301,058)	$(299,138)	$(177,823)	$(138,334)
Net cash provided by financing activities	$77,038	$167,695	$180,044	$66,845	$45,542
Funds From Operations:(3)
Net income (loss) attributable to OP Unitholders	$51,722	$16,883	$(16,468)	$(27,885)	$(42,524)
Adjustments:
Real estate related depreciation and amortization	148,992	137,120	126,687	128,989	115,904
Equity in (earnings) losses of unconsolidated joint ventures, net	(6,462)	(2,405)	(1,087)	2,556	2,986
Equity in FFO of unconsolidated joint ventures	10,804	10,152	10,312	4,732	4,001
Impairment losses on depreciable real estate(4)	5,767	13,279	11,422	10,160	8,012
(Gain) loss on business combinations	(1,000)	-	-	-	395
Gain on dispositions of real estate interests	(45,199)	(33,650)	(13,383)	(12,030)	(2,091)
Gain on dispositions of non-depreciable real estate	98	31	-	-	13
Noncontrolling interest in the operating partnership’s share of the above adjustments	(752)	(787)	(1,397)	(1,716)	(54)
FFO attributable to OP Unitholders – basic and diluted(3)	163,970	140,623	116,086	104,806	86,642
Adjustments:
Impairment losses on non-depreciable real estate(4)	-	-	-	-	3,992
Debt modification costs	-	-	-	-	1,136
Acquisition costs(5)	3,011	3,578	1,975	1,902	1,228
FFO, as adjusted, attributable to OP Unitholders, basic and diluted	$166,981	$144,201	$118,061	$106,708	$92,998

FFO per OP unit - basic	$1.86	$1.76	$1.66	$1.56	$1.44
FFO per OP unit - diluted	$1.85	$1.75	$1.65	$1.55	$1.44

FFO as adjusted, per OP Unit - basic	$1.89	$1.80	$1.69	$1.58	$1.55
FFO as adjusted, per OP Unit - diluted	$1.89	$1.80	$1.68	$1.58	$1.54

FFO weighted average OP Units outstanding:
OP Units	87,611	79,462	69,548	66,976	59,691
Participating securities	605	616	474	400	422
FFO weighted average OP Units and participating securities – basic	88,216	80,078	70,022	67,376	60,113
Dilutive unit equivalents	292	223	156	112	89
FFO weighted average OP Units outstanding – diluted	88,508	80,301	70,178	67,488	60,202

(See footnote definitions on page 33)

The following table is a reconciliation of our property net operating income, or NOI, to our reported “Income (Loss) From Continuing Operations” for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Property NOI (1)	$240,477	$206,193	$170,449	$150,169	$131,967
Institutional capital management and other fees	1,739	2,787	4,059	4,291	4,133
Impairment losses on investments in unconsolidated joint ventures	-	-	-	(1,953)	(216)
Casualty and involuntary conversion gain	328	296	1,174	-	-
Gain on dispositions of real estate interests	39,671	-	-	-	-
Gain (loss) on business combination	1,000	-	-	-	(395)
Development profit, net of taxes	2,016	268	307	-	-
Impairment losses	(5,635)	-	-	-	(4,100)
Real estate related depreciation and amortization	(148,992)	(130,002)	(109,993)	(103,333)	(91,129)
General and administrative	(29,079)	(28,010)	(25,763)	(25,251)	(24,733)
Equity in earnings (loss) of unconsolidated joint ventures, net	6,462	2,405	1,087	(2,556)	(2,986)
Interest expense	(63,236)	(63,394)	(69,274)	(63,645)	(56,272)
Interest and other income (expense)	1,563	274	85	(93)	(235)
Income tax benefit (expense) and other taxes	217	(68)	(671)	(132)	(652)
Income (loss) from continuing operations	$46,531	$(9,251)	$(28,540)	$(42,503)	$(44,618)

(1)

Property net operating income, or property NOI, is defined as rental revenues, including expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in (earnings) loss of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. DCT Industrial considers NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of DCT Industrial’s properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as amortization, depreciation, impairment, interest expense, interest income and general and administrative expenses. We also present NOI excluding lease termination revenue as it is not considered to be indicative of recurring operating performance. However, NOI should not be viewed as an alternative measure of DCT Industrial’s financial performance since it excludes expenses which could materially impact our results of operations. Further, DCT Industrial’s NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, DCT Industrial believes net income, as defined by GAAP, to be the most appropriate measure to evaluate DCT Industrial’s overall financial performance

(2)	Includes gain on dispositions of non-depreciable assets and gains on dispositions not meeting the definition of a discontinued operation.
(3)

DCT Industrial believes that net income (loss) attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure. However, DCT Industrial considers funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental non-GAAP measure of DCT Industrial’s operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measureable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive DCT Industrial’s pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. We also present FFO excluding acquisition costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO excluding acquisition costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results. Readers should note that FFO captures neither the changes in the value of DCT Industrial’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of DCT Industrial’s properties, all of which have real economic effect and could materially impact DCT Industrial’s results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, DCT Industrial’s FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income (loss) as a measure of DCT Industrial’s performance.

(4)

Under NAREIT’s definition of FFO, impairment write-downs of depreciable real estate should be excluded in calculating NAREIT FFO. In addition, impairments of in substance real estate investments in investees that are driven by measureable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures should be excluded in determining NAREIT FFO.

(5)	Excluding amounts attributable to noncontrolling interests.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2014, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 33, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

●	maximize cash flows from existing properties;
●	deploy capital into quality acquisitions and development opportunities which meet our asset, location and financial criteria; and
●	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.

Outlook

We seek to maximize long-term earnings growth and value within the context of overall economic conditions, primarily through increasing occupancy, rents and operating income at existing properties and acquiring and developing high-quality properties with attractive operating income and value growth prospects. Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce and U.S. based manufacturing. We expect moderate economic growth to continue through 2015, which should result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.

In response to positive net absorption and lower market vacancy levels, rental rates are increasing in most of our markets, although they generally remain below peak levels. Rental concessions, such as free rent, have also declined in all markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2015 to be higher than the rates on expiring leases. As positive net absorption of warehouse space continues, we expect the rental rate environment to continue to improve.

New development has begun to increase in many markets where fundamentals have improved, however construction is below current levels of net absorption in most markets and below peak levels. We expect that the operating environment will continue to be favorable for landlords with a meaningful improvement of rental rates and continued strong occupancy levels.

We expect same store net operating income to be higher in 2015 than it was in 2014, primarily as a result of higher occupancy in 2015 and the impact of increasing rental rates on leases signed in 2015 compared to expiring leases.

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

We anticipate continuing to selectively dispose of non-strategic assets where demand continues at levels where we perceive opportunities to recycles capital into higher growth assets in an effort to enhance long-term growth in earnings and cash flows.

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

Summary of Significant Transactions During 2014

Significant transactions for the year ended December 31, 2014

●	Acquisitions
●

During the year ended December 31, 2014, we acquired 36 buildings comprising 5.6 million square feet in the Atlanta, Baltimore/Washington D.C., Chicago, Dallas, Houston, Miami, New Jersey, Northern California, Phoenix, Seattle and Southern California markets for a total purchase price of approximately $363.1 million. Average occupancy upon acquisition of the properties was 78.1%.

●	In addition, during the year ended December 31, 2014, we acquired 103.2 acres of land in the Chicago, Dallas, Pennsylvania and Seattle markets for approximately $21.5 million.
●	Development Activities
●

As of December 31, 2014, construction was shell-complete on seven buildings totaling 1.4 million square feet in the Houston, Orlando and Seattle markets.  During the year ended December 31, 2014, we stabilized four buildings totaling 1.5 million square feet and had three development projects for sale totaling 0.2 million square feet under contract. Additionally, we recognized development profit, net of taxes, of approximately $2.0 million related to the completion and sales of 8th & Vineyard A and 8th & Vineyard B.

The table below reflects a summary of development activities as of December 31, 2014:

Project	Market	Acres	Number of Buildings	Square Feet	Percent Owned	Cumulative Costs at 12/31/2014	Projected Investment	Completion Date(1)	Percent Leased(2)
				(in thousands)		(in thousands)	(in thousands)
Development Activities:

Development Projects in Lease Up
DCT Beltway Tanner Business Park	Houston	11	1	133	100%	$18,660	$20,503	Q1-2014	100%
DCT Airtex Industrial Center II	Houston	7	1	127	100%	6,935	9,775	Q4-2014	0%
7220 North Sam Houston Parkway West	Houston	5	1	70	100%	6,047	7,956	Q3 2014	0%
7330 North Sam Houston Parkway West	Houston	8	1	108	100%	9,322	12,267	Q3 2014	0%
DCT Airport Distribution Center North Building C	Orlando	8	1	97	100%	4,806	6,693	Q4-2014	0%
DCT Sumner South Distribution Center	Seattle	9	1	188	100%	11,653	13,410	Q1-2014	56%
DCT White River Corporate Center Phase I	Seattle	30	1	649	100%	39,756	44,169	Q4-2014	0%
	Sub Total	78	7	1,372	100%	$97,179	$114,773		17%
Under Construction
DCT River West	Atlanta	47	1	733	100%	$18,482	$29,622	Q2-2015	0%
DCT O'Hare Logistics Center	Chicago	7	1	112	100%	4,734	12,436	Q3-2015	0%
DCT Freeport North	Dallas	6	1	100	100%	5,586	6,989	Q1-2015	0%
DCT Frankford Trade Center	Dallas	6	1	82	100%	4,691	5,563	Q1-2015	0%
DCT Northwest Crossroads Logistics Centre I	Houston	21	1	362	100%	16,379	20,618	Q1-2015	100%
DCT Northwest Crossroads Logistics Centre II	Houston	18	1	320	100%	9,265	18,412	Q2-2015	0%
DCT Chrin Commerce Centre	Pennsylvania	36	1	426	100%	11,402	26,199	Q2-2015	0%
DCT White River Corporate Center Phase II South	Seattle	4	1	63	100%	4,594	5,095	Q1-2015	100%
DCT Fife 45 North	Seattle	5	1	79	100%	4,852	7,155	Q1-2015	0%
DCT Fife 45 South	Seattle	4	1	64	100%	3,269	5,553	Q1-2015	57%
DCT Rialto Logistics Center	So. California	42	1	928	100%	50,876	60,543	Q1-2015	0%
	Sub Total	196	11	3,269	100%	$134,130	$198,185		14%

Development Projects for Sale(3)
8th & Vineyard C	So. California	3	1	55	91%	$3,370	$4,985	Q1-2015	N/A
8th & Vineyard D	So. California	4	1	61	91%	4,273	5,429	Q1-2015	N/A
8th & Vineyard E	So. California	2	1	40	91%	2,982	3,791	Q1-2015	N/A
	Sub Total	9	3	156	91%	$10,625	$14,205

	Total	283	21	4,797	99%	$241,934	$327,163		15%
(1)	The completion date represents the date of building shell completion or estimated date of shell completion.
(2)	Percentage leased is computed as of the date the financial statements were available to be issued.
(3)	Development projects for sale are under contract and expected to be completed during 2015.

●	Dispositions
●	During the year ended December 31, 2014, we sold 37 consolidated operating properties totaling 6.4 million square feet, to third parties for gross proceeds of approximately $283.2 million.
●	We recognized gains of approximately $43.9 million on the disposition of 33 properties and recognized impairment losses of approximately $5.4 million on four properties.
●	Significant Activity with Joint Ventures
●

During January 2014, the TRT-DCT Ventures I and II disposed of all their properties. We received approximately $6.6 million in net proceeds from the transactions. Based on the structure of the transactions, we recognized a gain of approximately $0.9 million on the sale of our interest in TRT-DCT Venture I and we recognized our share of the TRT-DCT Venture II’s gain on sale of properties of approximately $2.4 million.

●

During March 2014, we obtained 100.0% controlling interest through the purchase of our partner’s 50.0% interest in one building from the IDI/DCT, LLC joint venture for approximately $10.3 million and recognized a gain on the business combination of approximately $1.0 million.

●

During December 2014, the IDI/DCT, LLC Venture disposed of one property.  We received net proceeds of approximately $4.1 million from the transaction and recognized our share of the venture’s gain on the sale of the property which was approximately $1.0 million.

●	Debt Activity
●	As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under the senior unsecured revolving credit facility, net of three letter of credits totaling $19.5 million.
●

During 2014, we assumed three mortgage notes with aggregate outstanding balances of approximately $18.3 million in connection with property acquisitions. We recorded approximately a $2.0 million premium in connection with the assumption of these notes.

●	Equity activity
●

During the year ended December 31, 2014, approximately 4.1 million shares were issued through our third continuous equity offering program at an average price of $30.98 per share, for proceeds of approximately $126.6 million, net of offering expenses. The proceeds from the sale of shares were contributed to the Operating Partnership in exchange for an equal number of OP Units in the Operating Partnership and were used for general corporate purposes, including funding of acquisitions and repaying debt. As of December 31, 2014, no shares were available to be issued under the current offering.

●	On November 7, 2014, we issued 3.4 million shares of common stock in a public offering at a price of $33.68 per share for proceeds of approximately $112.4 million, net of offering expenses.
●

On November 17, 2014, we completed a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  All common stock/unit and per share/unit data for all periods presented in this Annual Report on Form 10-K have been restated to give effect to the reverse stock split.

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

We develop certain properties for specific buyers, called build-to-suit projects. We make certain judgments based on the specific terms of each project as to the amount and timing of recognition of profits from the project. Projects are generally accounted for using the percentage of completion method or full accrual method. Profits under the percentage of completion method are based on our estimates of the percentage of completion of individual contracts, commencing when the work performed under the contracts reaches a point where the final costs can be estimated with reasonable accuracy. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to the costs and income and are recognized in the period in which the revisions are determined. If the sale recognition criteria for using the percentage of completion or full accrual methods are not met, we apply another recognition method provided by GAAP, such as the installment or cost recovery methods. The profit recognized from these projects is reported net of estimated taxes, when applicable, and is included in “Development profit, net of taxes.”

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

The fair value of identifiable tangible assets such as land, building, building and land improvements, and tenant improvements is determined on an “as-if-vacant” basis which requires significant judgment by management. Management considers estimates such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon management’s estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

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

For investments in properties that we intend to hold long-term, the recoverability is based on estimated future undiscounted cash flows. If the asset carrying value is not recoverable on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset and is reflected in “Impairment losses” on the Consolidated Statements of Operations. The determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are management’s estimates and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, market supply and demand factors, historical experience, lease terms, customer’s financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of many of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairment losses recorded in the Consolidated Financial Statements.

Investments in properties classified as held for sale are recorded at the lower of their carrying amount or fair value (typically estimated based on the contracted sales price) less costs to sell.

Impairment of Investments in and Advances to Unconsolidated Joint Ventures

We evaluate investments in and advances to unconsolidated joint ventures for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary, which include but are not limited to, the age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairment losses in the Consolidated Financial Statements.

Results of Operations

Summary of the year ended December 31, 2014 compared to the year ended December 31, 2013

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the U.S. As of December 31, 2014, the Company owned interests in or had under development approximately 72.3 million square feet of properties leased to approximately 900 customers, including 8.1 million square feet managed on behalf of four institutional capital management joint venture partners. Also as of December 31, 2014, we consolidated 393 operating properties, six redevelopment properties and seven development properties. As of December 31, 2013, we consolidated 395 operating properties, two redevelopment properties, two development properties and one property which was held for sale.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 315 operating properties and was comprised of 47.2 million square feet. A discussion of these changes follows in the table below (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	Percent Change
Rental Revenues
Same store	$251,022	$242,734	$8,288	3.4%
Non-same store operating properties	80,790	42,166	38,624	91.6%
Development and redevelopment	2,975	1,318	1,657	125.7%
Total rental revenues	334,787	286,218	48,569	17.0%
Rental Expenses and Real Estate Taxes
Same store	69,283	68,170	1,113	1.6%
Non-same store operating properties	24,608	11,471	13,137	114.5%
Development and redevelopment	419	384	35	9.1%
Total rental expenses and real estate taxes	94,310	80,025	14,285	17.9%
Property Net Operating Income (1)
Same store	181,739	174,564	7,175	4.1%
Non-same store operating properties	56,182	30,695	25,487	83.0%
Development and redevelopment	2,556	934	1,622	173.7%
Total property net operating income	240,477	206,193	34,284	16.6%
Other Revenue and Other Income
Institutional capital management and other fees	1,739	2,787	(1,048)	-37.6%
Development profit, net of taxes	2,016	268	1,748	652.2%
Equity in earnings of unconsolidated joint ventures, net	6,462	2,405	4,057	168.7%
Gain on business combination	1,000	-	1,000	100.0%
Gain on dispositions of real estate interests	39,671	-	39,671	100.0%
Casualty and involuntary conversion gain	328	296	32	10.8%
Interest and other income	1,563	274	1,289	470.4%
Total other revenue and other income	52,779	6,030	46,749	775.3%
Other Expenses
Real estate related depreciation and amortization	148,992	130,002	18,990	14.6%
Interest expense	63,236	63,394	(158)	-0.2%
General and administrative	29,079	28,010	1,069	3.8%
Impairment losses	5,635	-	5,635	100.0%
Income tax (benefit) expense and other taxes	(217)	68	(285)	-419.1%
Total other expenses	246,725	221,474	25,251	11.4%
Income from discontinued operations	5,717	26,723	(21,006)	-78.6%
Net income attributable to noncontrolling interests of the Operating Partnership	(526)	(589)	63	10.7%
Net income attributable to OP Unitholders	51,722	16,883	34,839	206.4%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(2,558)	(1,013)	(1,545)	-152.5%
Net income attributable to common stockholders	$49,164	$15,870	$33,294	209.8%
(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see page 33.

Rental Revenues and Leasing Activity

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental revenues and early lease termination fees, increased $48.6 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to the following changes:

●

$40.3 million increase in our non-same store rental revenues and development and redevelopment properties, primarily as a result of an increase in the number of consolidated properties. Since January 1, 2013, we have acquired 67 operating properties and placed into operation 13 development and redevelopment properties.

●	$8.3 million increase in total revenue in our same store portfolio primarily due to the following:
●	$3.6 million increase in base rent primarily resulting from increased rental rates and a 90 basis point increase in average occupancy period over period;
●	$4.3 million increase in operating expense recoveries related to higher average occupancy and higher property operating expense; and
●	$0.5 million increase in straight-line rental revenue.

The following table illustrates the components of our consolidated rental revenues for the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
	2014	2013	$ Change
Base rent	$241,040	$212,045	$28,995
Straight-line rent	9,880	5,335	4,545
Amortization of above and below market rent intangibles	2,350	1,581	769
Tenant recovery income	76,477	63,829	12,648
Other	2,948	2,126	822
Revenues related to early lease terminations	2,092	1,302	790
Total rental revenues	$334,787	$286,218	$48,569

The following table provides a summary of our leasing activity for the year ended December 31, 2014:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)	Weighted Average Retention(6)
		(in thousands)			(in months)
Year to date 2014	288	16,541	$4.52	12.0%	55	$2.96	81.3%
(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(3)

GAAP basis rent growth is an annual ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) compared to the net effective rent of the comparable lease. Leases where there were no prior comparable leases due to materially different lease structures are excluded.

(4)	Assumes no exercise of lease renewal options, if any.
(5)

Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and indirect costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(6)	Represents the percentage of customers renewing their respective leases weighted by average square feet.

During the year ended December 31, 2014, we signed 124 leases comprising 7.6 million square feet with total concessions of $8.1 million primarily related to free rent periods.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by $14.3 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to the following:

●	$13.2 million increase in rental expenses and real estate taxes related to properties acquired and development and redevelopment properties placed into operation during the period; and
●

$1.1 million increase in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to increases in property taxes and snow removal costs resulting from severe winter storms.

Other Revenue and Other Income

Total other revenue and other income increased $46.7 million for the year ended December 31, 2014 as compared to the same period in 2013, primarily due the following:

●

$2.0 million in development profit, net of taxes related to the completion and sale of the development projects 8th & Vineyard A and 8th & Vineyard B compared to a $0.3 million development profit, net of taxes recognized during 2013;

●	$1.0 million gain on business combination related to obtaining control through the purchase of our partner’s 50.0% interest in one property from the IDI/DCT, LLC joint venture during 2014;
●

$4.1 million increase in equity in earnings of unconsolidated joint ventures, net primarily related to a gain from the sale of all properties in the TRT-DCT Venture II and one property in the IDI/DCT, LLC Venture;

●

$39.7 million gain on dispositions of real estate interests primarily related to the sale of 33 consolidated operating properties during 2014 which resulted in gains totaling $38.8 million and a $0.9 million gain on the sale of our interest in the TRT-DCT Venture I. For the year ended December 31, 2014 fewer assets are classified as discontinued operations, compared to the year ended December 31, 2013. See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update; and

●	$1.3 million increase in interest and other income primarily related to a settlement on roof damages on several properties located in our Houston market; which was partially offset by
●	$1.0 million decrease in institutional capital management and other fees primarily related to the sale of all properties in TRT-DCT Venture I and TRT-DCT Venture II.

Other Expenses

Other expenses increased $25.3 million for the year ended December 31, 2014 as compared to the same period in 2013, primarily due to the following:

●	$19.0 million increase in depreciation and amortization expense resulting from an increase in real estate acquisitions, developments placed in service and capital additions;
●	$5.6 million impairment losses recognized on five of our properties that were sold or held for sale during 2014; and
●	$1.1 million increase in general and administrative expense primarily related to higher personnel costs.

Income from Discontinued Operations

Income from discontinued operations decreased by $21.0 million for the year ended December 31, 2014 as compared to the same period in 2013. This decrease is primarily related to the classification of fewer assets as discontinued operations for the year period ended December 31, 2014, compared to the year ended December 31, 2013. See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update.

Summary of the year ended December 31, 2013 compared to the year ended December 31, 2012

As of December 31, 2013, we consolidated 395 operating properties, two redevelopment properties, two development properties and one property which was held for sale. Also as of December 31, 2012, we consolidated 399 operating properties, four redevelopment properties, three development properties and three consolidated properties classified as held for sale.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and by definition exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 287 operating properties and was comprised of 42.7 million square feet. A discussion of these changes follows in the table below (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	Percent Change
Rental Revenues
Same store	$212,042	$207,469	$4,573	2.2%
Non-same store operating properties	73,527	29,184	44,343	151.9%
Development and redevelopment	649	186	463	248.9%
Total rental revenues	286,218	236,839	49,379	20.8%
Rental Expenses and Real Estate Taxes
Same store	60,419	56,881	3,538	6.2%
Non-same store operating properties	19,451	9,354	10,097	107.9%
Development and redevelopment	155	155	-	0.0%
Total rental expenses and real estate taxes	80,025	66,390	13,635	20.5%
Property Net Operating Income (1)
Same store	151,623	150,588	1,035	0.7%
Non-same store operating properties	54,076	19,830	34,246	172.7%
Development and redevelopment	494	31	463	1493.5%
Total property net operating income	206,193	170,449	35,744	21.0%
Other Revenue and Other Income
Institutional capital management and other fees	2,787	4,059	(1,272)	-31.3%
Development profit, net of taxes	268	307	(39)	-12.7%
Equity in earnings of unconsolidated joint ventures, net	2,405	1,087	1,318	121.3%
Casualty and involuntary conversion gain	296	1,174	(878)	-74.8%
Interest and other income	274	85	189	222.4%
Total other revenue and other income	6,030	6,712	(682)	-10.2%
Other Expenses
Real estate related depreciation and amortization	130,002	109,993	20,009	18.2%
Interest expense	63,394	69,274	(5,880)	-8.5%
General and administrative	28,010	25,763	2,247	8.7%
Income tax expense and other taxes	68	671	(603)	-89.9%
Total other expenses	221,474	205,701	15,773	7.7%
Income from discontinued operations	26,723	11,800	14,923	126.5%
Net (income) loss attributable to noncontrolling interests of the Operating Partnership	(589)	272	(861)	-316.5%
Net income (loss) attributable to OP Unitholders	16,883	(16,468)	33,351	202.5%
Net (income) loss attributable to noncontrolling interests of DCT Industrial Trust Inc.	(1,013)	1,382	(2,395)	-173.3%
Net income attributable to common stockholders	$15,870	$(15,086)	$30,956	205.2%
(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see page 33.

Rental Revenues and Leasing Activity

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental revenues and early lease termination fees, increased $49.4 million for the year ended December 31, 2013 compared to the same period in 2012, primarily due to the following changes:

●

$44.8 million increase in our non-same store rental revenues and development and redevelopment properties, primarily as a result of an increase in the number of consolidated properties. During the period January 1, 2012 through December 31, 2013, we acquired 38 operating properties and placed into operation six development and redevelopment properties.

●	$4.6 million increase in total revenue in our same store portfolio primarily due to the following:
●	$4.9 million increase in base rent primarily resulting from increased rental rates and an increase in average occupancy period over period;
●	$2.7 million increase in operating expense recoveries related to higher average occupancy and higher property operating expense;
●	$1.4 million increase in other rental revenues primarily related to increases in amortization and of below market rent and other rents; which was partially offset by
●	$4.4 million decrease in straight-line rental revenue as a result of fewer rent concessions.

The following table illustrates the components of our consolidated rental revenues for the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2013	2012	$ Change
Base rent	$212,045	$176,798	$35,247
Straight-line rent	5,335	6,254	(919)
Amortization of above and below market rent intangibles	1,581	826	755
Tenant recovery income	63,829	51,695	12,134
Other	2,126	714	1,412
Revenues related to early lease terminations	1,302	552	750
Total rental revenues	$286,218	$236,839	$49,379

The following table provides a summary of our leasing activity for the year ended December 31, 2013:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)	Weighted Average Retention(6)
		(in thousands)			(in months)
Year to date 2013	299	13,836	$4.37	6.6%	53	$1.77	72.0%
(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(3)

GAAP basis rent growth is an annual ratio of the change in net effective rent (including straight-line rent adjustments as required by GAAP) compared to the net effective rent of the comparable lease. Leases where there were no prior comparable leases due to materially different lease structures are excluded.

(4)	Assumes no exercise of lease renewal options, if any.
(5)

Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and indirect costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(6)	Represents the percentage of customers renewing their respective leases weighted by average square feet.

During the year ended December 31, 2013, we signed 102 leases comprising 5.8 million square feet with total concessions of $6.6 million primarily related to free rent periods.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by $13.6 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to the following:

●	$10.1 million increase in rental expenses and real estate taxes related to properties acquired and development and redevelopment properties placed into operation during the period; and
●

$3.5 million increase in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to increases in property taxes, snow removal costs, management fees and bad debt expense.

Other Revenue and Other Income

Total other revenue and other income decreased $0.7 million for the year ended December 31, 2013 as compared to the same period in 2013, primarily due the following:

●	$1.3 million decrease in institutional capital management and other fees primarily related to purchase of the remaining 96.4% interest in seven properties from the TRT-DCT Venture I; and
●	$0.9 million decrease in casualty gains related to amounts received from insurance companies during 2012 for casualty events at certain properties; partially offset by;
●	$1.3 million increase in equity in earnings of unconsolidated joint ventures, net primarily as a result of increased occupancy in three of our joint ventures.

Other Expenses

Other expenses increased $15.8 million for the year ended December 31, 2013 as compared to the same period in 2012, primarily due to the following:

●	$20.0 million increase in depreciation and amortization expense resulting from an increase in real estate acquisitions and capital additions; and
●

$2.2 million increase in general and administrative expense primarily related to higher acquisition costs and personnel costs, partially offset by an increase in capitalized overhead as a result of increased development, leasing and other capital activities; partially offset by

●

$5.9 million decrease in interest expense as a result of the pay down of the $175.0 million term loan in March 2013, lower borrowings on our senior unsecured revolving credit facility, hedging ineffectiveness of $0.7 million recognized during 2012 and an increase in capitalized interest in 2013 related to increased development activities.

Income from Discontinued Operations

Income from discontinued operations increased $14.9 million for the year ended December 31, 2013 as compared to the same period in 2012. This increase is primarily related to the gain on dispositions totaling $33.6 million, partially offset by impairment losses of $13.3 million recorded on sales of properties during 2013, as compared to gain on dispositions totaling $13.4 million partially offset by impairment losses of $11.4 million recorded on sales of properties during 2012. Additionally, the increase was offset by lower operating expenses and other income from properties sold or held for sale in 2013 compared to 2012.

Segment Summary for the years ended December 31, 2014, 2013 and 2012

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

The following table illustrates the changes in our consolidated operating properties in continuing operations by segment as of, and for the years ended December 31, 2014, 2013 and 2012, respectively (dollar amounts and square feet in thousands):

	As of December 31,				Year Ended December 31,
	Number		Occupancy		Rental	Property net
	of buildings	Square feet	at period end	Segment assets(1)	revenues(2)	operating income (3)
EAST:
2014	125	22,381	92.5%	$1,010,263	$111,624	$81,955
2013	132	23,163	90.3%	$1,026,416	$95,682	$69,853
2012	117	19,651	86.0%	$875,845	$82,909	$60,666

CENTRAL:
2014	159	25,208	92.9%	$1,067,616	$128,567	$87,281
2013	166	26,699	92.2%	$1,034,814	$111,017	$76,327
2012	151	23,663	90.8%	$1,107,561	$90,037	$61,800

WEST:
2014	122	16,612	91.9%	$1,245,990	$94,596	$71,241
2013	101	13,088	93.6%	$1,018,246	$79,519	$60,013
2012	90	11,456	97.2%	$863,003	$63,893	$47,983
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
(3)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Income (loss) from Continuing Operations,” see page 33.

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	December 31,	December 31,	December 31,
	2014	2013	2012
Segments:
East assets	$1,010,263	$1,026,416	$875,845
Central assets	1,067,616	1,034,814	1,107,561
West assets	1,245,990	1,018,246	863,003
Total segment net assets	3,323,869	3,079,476	2,846,409
Non-segment assets:
Non-segment cash and cash equivalents	16,653	25,671	8,653
Other non-segment assets(1)	111,012	152,620	149,285
Assets held for sale(2)	-	8,196	52,852
Total assets	$3,451,534	$3,265,963	$3,057,199
(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

East Segment

●	East Segment assets decreased by approximately $16.2 million in 2014 primarily due to depreciation and amortization expense and the disposition of 12 properties since December 31, 2013.
●

East Segment assets increased by approximately $150.6 million in 2013 primarily due to the acquisition of 13 properties and completion of development of two operating properties since December 31, 2012.

●

East Segment property NOI, after reclassification for discontinued operations, increased approximately $12.1 million, for the year ended December 31, 2014 as compared to the same period in 2013, primarily as a result of:

●

$15.9 million increase in rental revenues, of which $10.5 million is attributed to the timing of property acquisitions, dispositions and leasing of developments, and $5.4 million is attributed to increased occupancy in our same store portfolio; which was partially offset by

●

$3.8 million increase in operating expenses primarily comprised of increased property taxes and snow removal costs, driven in part by the timing of acquisitions, developments placed in service and dispositions.

●

East Segment property NOI, after reclassification for discontinued operations, increased approximately $9.2 million, for the year ended December 31, 2013 as compared to the same period in 2012, primarily as a result of:

●

$12.8 million increase in rental revenues, of which $11.8 million is attributed to the timing of property acquisitions, dispositions and leasing developments, and $1.0 million is attributed to increased occupancy in our same store portfolio; which was partially offset by

●	$3.6 million increase in operating expenses primarily comprised of increased property taxes, property insurance and maintenance.

Central Segment

●

Central Segment assets increased by approximately $32.8 million in 2014 due to the acquisition of 15 properties, completion of development on four properties and acquisition of four land parcels since December 31, 2013, partially offset by the disposition of 25 properties, including the disposition of our entire Columbus portfolio.

●

Central Segment assets decreased by approximately $72.7 million in 2013 due to the disposition of 47 properties, including the disposition of our entire portfolio in Mexico consisting of 15 properties, partially offset by the acquisition of 14 properties and completion of development of one property since December 31, 2012.

●

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $11.0 million, for the year ended December 31, 2014 as compared to the same period in 2013 primarily as a result of:

●

$17.6 million increase in rental revenues, of which $14.9 million is attributed to the timing of property acquisitions, dispositions and leasing of developments, and $2.7 million is attributed to increased occupancy in our same store portfolio; which was partially offset by

●

$6.6 million increase in operating expenses primarily comprised of increased property taxes and snow removal costs, driven in part by the timing of acquisitions, developments placed in service and dispositions.

●

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $14.5 million, for the year ended December 31, 2013 as compared to the same period in 2012, primarily as a result of:

●

$21.0 million increase in rental revenues, of which $18.7 million is attributed to the timing of property acquisitions, dispositions and leasing of developments, and $2.3 million is attributed to increased occupancy in our same store portfolio; which was partially offset by

●

$6.5 million increase in operating expenses primarily comprised of increased property taxes, property insurance primarily due to property acquisitions, and an increase in bad debt related to a tenant default.

West Segment

●

West Segment assets increased by approximately $227.7 million in 2014 due to the acquisition of 17 properties, completion of development on eight properties and acquisition of two land parcels since December 31, 2013.

●

West Segment assets increased by approximately $155.2 million in 2013 due to the acquisition of 11 properties and completion of development of one property, partially offset by the disposition of one property since December 31, 2012.

●

West Segment property NOI, after reclassification for discontinued operations, increased approximately $11.2 million, for the year ended December 31, 2014 as compared to the same period in 2013 primarily as a result of:

●	$15.1 million increase in rental revenues, which is primarily attributed to property acquisitions and leasing of developments; which was partially offset by
●	$3.9 million increase in operating expenses primarily comprised of increased property taxes and property insurance, driven by property acquisitions and developments placed in service.
●

West Segment property NOI, after reclassification for discontinued operations, increased approximately $12.0 million, for the year ended December 31, 2013 as compared to the same period in 2012 primarily as a result of:

●

$15.6 million increase in rental revenues, of which $14.6 million is attributed to the timing of property acquisitions, dispositions and leasing of developments, and $1.0 million is attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$3.6 million increase in operating expenses primarily comprised of increased property taxes and property insurance.

Liquidity and Capital Resources

Overview

We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, and debt service and distributions to shareholders will include:

●	Cash flows from operations;
●	Proceeds from dispositions;
●	Borrowings under our senior unsecured revolving credit facility;
●	Other forms of secured or unsecured financings;
●	Offerings of common stock or other securities;
●	Current cash balances; and
●	Distributions from institutional capital management and other joint ventures.

Our sources of capital will be used to meet our liquidity requirements and capital commitments, including operating activities, debt service obligations, equity holder distributions, capital expenditures at our properties, development funding requirements and future acquisitions. We expect to utilize the same sources of capital to meet our short-term and long-term liquidity requirements.

Cash Flows

Year ended December 31, 2014 compared to year ended December 31, 2013

“Cash and cash equivalents” were $19.6 million and $32.2 million as of December 31, 2014 and December 31, 2013, respectively.

Net cash provided by operating activities increased $17.1 million to $170.0 million during the year ended December 31, 2014 compared to $152.9 million during the same period in 2013. This change was primarily due to an increase in property net operating income attributable to acquired properties and operating performance at existing properties.

Net cash used in investing activities decreased $41.5 million to $259.6 million during the year ended December 31, 2014 compared to $301.1 million during the same period in 2013. This change was primarily due to an increase of $20.2 million of cash inflows from dispositions, an increase in distributions of investments in unconsolidated joint ventures of $19.3 million and a decrease of $39.7 million in cash outflows from acquisitions. These activities were partially offset by an increase of cash outflows related to capital expenditures of $49.7 million, as reflected in the table below, and a decrease of $7.7 million related to cash inflows from casualty and involuntary conversion proceeds.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Transactions During 2014—Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of December 31, 2014. Our total capital expenditures for the years ended December 31, 2014 and 2013 were comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	$ Change
Development	$155,306	$107,950	$47,356
Redevelopment	5,380	5,948	(568)
Due diligence	7,951	9,209	(1,258)
Casualty expenditures	837	4,024	(3,187)
Building and land improvements	13,076	12,394	682
Tenant improvements and leasing costs	40,576	26,219	14,357
Total capital expenditures and development activities	223,126	165,744	57,382
Accruals and other adjustments	(20,531)	(12,822)	(7,709)
Total cash paid for capital expenditures and development activities	$202,595	$152,922	$49,673

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

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the years ended December 31, 2014, 2013 and 2012 were $9.3 million, $7.8 million and $6.3 million, respectively. In addition, we capitalize interest costs incurred associated with development and construction activities. During the years ended December 31, 2014, 2013 and 2012 total interest capitalized was $9.1 million, $8.3 million and $4.3 million, respectively.

Net cash provided by financing activities decreased $90.7 million to $77.0 million during the year ended December 31, 2014 compared to $167.7 million during the same period in 2013 primarily due to the following activities:

●

$69.0 million increase in proceeds from our senior unsecured revolving credit facility as net payments of $71.0 million during 2013 exceeded our $2.0 million of net repayments during 2014; which was partially offset by

●	$20.9 million decrease in net proceeds from the issuance of common stock;
●	$97.4 million decrease in proceeds from senior unsecured notes where proceeds in 2013 of $497.4 million exceeded repayments of $400.0 million with no corresponding activity in 2014;
●	$35.4 million decrease in mortgage notes as principal payments of $59.6 million in 2014 exceeded net principal payments of $24.2 million in 2013; and
●

$8.8 million decrease due to additional shares issued for offerings and operating partnership unit redemptions resulting in an increase in our dividends and distributions paid to common stockholders and unitholders.

Year ended December 31, 2013 compared to year ended December 31, 2012

“Cash and cash equivalents” were $32.2 million and $12.7 million as of December 31, 2013 and December 31, 2012, respectively.

Net cash provided by operating activities increased $33.9 million to $152.9 million as of December 31, 2013 compared to $119.0 million during the same period in 2012. This change was primarily due to an increase in property net operating income attributable to acquired properties and increased operating cash flows at existing properties.

Net cash used in investing activities increased $2.0 million to $301.1 million as of December 31, 2013 compared to $299.1 million during the same period in 2012. This change was primarily due to an increase in cash outflows from acquisitions of $42.7 million, a $20.7 million decrease in distributions of investments in unconsolidated joint ventures resulting from the sale of three properties in our unconsolidated joint ventures in 2012 and an increase of cash outflows related to capital expenditures of $56.8 million as reflected in the table below. These activities were partially offset by an increase in cash inflows from dispositions of $104.5 million and a decrease in investments in unconsolidated joint ventures of $16.7 million.

Our total capital expenditures for the years ended, 2013 and 2012 were comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	$ Change
Development	$107,950	$46,701	$61,249
Redevelopment	5,948	3,319	2,629
Due diligence	9,209	4,782	4,427
Casualty expenditures	4,024	5,710	(1,686)
Building and land improvements	12,394	12,619	(225)
Tenant improvements and leasing costs	26,219	31,388	(5,169)
Total capital expenditures and development activities	165,744	104,519	61,225
Accruals and other adjustments	(12,822)	(8,424)	(4,398)
Total cash paid for capital expenditures and development activities	$152,922	$96,095	$56,827

Net cash provided by financing activities decreased $12.3 million to $167.7 million during the year ended December 31, 2013 compared to $180.0 million during the same period in 2012 primarily due to the following activities:

●

$181.0 million decrease in proceeds from our senior unsecured revolving credit facility as net repayments of $71.0 million during 2013 exceeded our $110.0 million of net borrowing proceeds during 2012; and

●

$11.4 million decrease due to additional shares issued for offerings and operating partnership unit redemptions resulting in an increase in our dividends and distributions paid to common stockholders and unitholders; which was partially offset by

●	$7.4 million increase in senior unsecured notes as net proceeds of $97.4 million during 2013 exceeded our $90.0 million of proceeds during 2012;
●	$87.3 increase in net proceeds from the issuance of common stock;
●	$48.4 million increase in proceeds from mortgage notes as principal payments of $72.7 million during 2012 exceeded net principal payments of $24.3 million during 2013; and
●	$33.6 million increase due to payment settlement of our cash flow hedge in 2012.

Common Stock

As of December 31, 2014 approximately 88.0 million shares of common stock were issued and outstanding.

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. During the year ended December 31, 2014, approximately 4.1 million shares were issued through the third continuous equity offering program, at an average price of $30.98 per share for proceeds of approximately $126.6 million, net of offering expenses. The proceeds from the sale of shares were used for general corporate purposes, including funding acquisitions and repaying debt.  As of December 31, 2014, no shares were available to be issued under the current offering.

On November 7, 2014, we issued 3.4 million shares of common stock in a public offering at a price of $33.68 per share for proceeds of approximately $112.4 million, net of offering expenses used for acquisitions, development activities, repayment of debt and other general purposes.

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

During the year ended December 31, 2014 approximately 0.4 million OP Units were redeemed for approximately $1.0 million in cash and approximately 0.3 million shares of DCT common stock.

As of December 31, 2014, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $149.8 million based on the $35.66 per share closing price of DCT’s common stock on December 31, 2014.

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

Distributions

During the years ended December 31, 2014 and 2013, our board of directors declared distributions to stockholders totaling approximately $99.7 million and $90.9 million, respectively, including distributions to OP Unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used to pay distributions during 2014 and 2013.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During February 2015, our board of directors declared a quarterly cash dividend of $0.28 per share, payable on April 15, 2015 to stockholders of record as of April 3, 2015.

Outstanding Indebtedness

As of December 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2013, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of December 31, 2014, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2013, the total gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of December 31, 2014 and 2013.

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

All of our senior unsecured notes contain certain cross-default provisions which may be triggered in the event that any material indebtedness is in default. These cross-default provisions may require us to repay such senior unsecured debt. We are not in default and do not have any unsecured debt maturities through December 31, 2015.

We have certain non-recourse, secured loans which are cross-collateralized by multiple properties. In the event of a default, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. We generally have broad substitution rights that afford DCT the opportunity to replace encumbered properties with replacement properties. We are not in default and do not have any cross-collateralized debt maturing through December 31, 2015.
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

Debt Issuances

During 2014, we assumed three mortgage notes with aggregate outstanding balances of approximately $18.3 million in connection with property acquisitions. We recorded approximately a $2.0 million premium in connection with the assumption of these notes.

Debt Retirement

During January 2014, we retired a $3.3 million mortgage note previously scheduled to mature in April 2014.  Additionally, during November 2014 we retired a $43.3 million mortgage note previously scheduled to mature in January 2015. We used proceeds from our senior unsecured revolving credit facility and our equity offerings to repay the mortgage notes.

Line of Credit

As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million. As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of December 31, 2014 and December 31, 2013.

Debt Maturities

The following table sets forth the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, as of December 31, 2014 (in thousands):

	Senior		Bank Unsecured
Year	Unsecured Notes	Mortgage Notes	Credit Facilities		Total
2015	$40,000	$7,180	$-		$47,180
2016	99,000	56,994	-		155,994
2017	51,000	23,615	37,000		111,615
2018	81,500	6,554	225,000	(1)	313,054
2019	46,000	51,139	-		97,139
Thereafter	582,500	98,932	-		681,432
Total	$900,000	$244,414	$262,000		$1,406,414
(1)	The $225.0 million term loan facility is presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2014, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	2015	2016- 2017	2018- 2019	Thereafter

Scheduled long-term debt maturities, including interest(2)	$1,741,841	$110,616	$375,429	$490,367	$765,429
Operating lease commitments	2,167	994	1,116	57	-
Ground lease commitments(3)	12,458	564	1,110	1,102	9,682
Total	$1,756,466	$112,174	$377,655	$491,526	$775,111
(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $85.2 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at December 31, 2014.
(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

As of December 31, 2014, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $36.3 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of December 31, 2014, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $42.5 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands)

DCT’s Proportionate
Share of Secured
Non-Recourse Debt in
Year	Unconsolidated Joint Ventures
2015	$5,410
2016	816
2017	36,259
2018	-
2019	-
Thereafter	-
Total	$42,485

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During June 2013, certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of December 31, 2014 and 2013, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of $7.0 million and $7.1 million, respectively.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31 2014, we had approximately $262.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the year ended December 31, 2014 would increase less than $0.1 million based on our outstanding floating-rate debt as of December 31, 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $11.7 million during the year ended December 31, 2014.

As of December 31, 2014, the estimated fair value of our debt was approximately $1.5 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” on page 61 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DCT Industrial Trust Inc.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2014, the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2014, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

Changes in Internal Control over Financial Reporting

There has been no change in DCT Industrial Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, DCT Industrial Inc.’s internal control over financial reporting.

DCT Industrial Operating Partnership LP

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2014, the end of the period covered by this annual report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2014 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2014, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited DCT Industrial Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DCT Industrial Trust, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DCT Industrial Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DCT Industrial Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 20, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2015 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2015 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2015 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2015 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2015 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements on page 61 are filed as a part of this report.

2. Financial Statement Schedules.

The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on page 61. All other financial statement schedules are not applicable.

B. Exhibits.

The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page F-68 to F-70 of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.
By:	/s/ Philip L. Hawkins
Philip L. Hawkins, Chief Executive Officer

 Date: February 20, 2015

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
DCT INDUSTRIAL TRUST INC.
/S/ THOMAS G. WATTLES Thomas G. Wattles	Executive Chairman and Director	February 20, 2015
/S/ PHILIP L. HAWKINS Philip L. Hawkins	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2015
/S/ MATTHEW T. MURPHY Matthew T. Murphy	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2015
/S/ MARK E. SKOMAL Mark E. Skomal	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2015
/S/ MARILYN A. ALEXANDER Marilyn A. Alexander	Director	February 20, 2015
/S/ THOMAS F. AUGUST Thomas F. August	Director	February 20, 2015
/S/ JOHN S. GATES, JR. John S. Gates, Jr.	Director	February 20, 2015
/S/ RAYMOND B. GREER Raymond B. Greer	Director	February 20, 2015
/S/ TRIPP H. HARDIN Tripp H. Hardin	Director	February 20, 2015
/S/ JOHN C. O’KEEFFE John C. O’Keeffe	Director	February 20, 2015
/S/ BRUCE L. WARWICK Bruce L. Warwick	Director	February 20, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP
By:	/s/ Philip L. Hawkins
Philip L. Hawkins, Chief Executive Officer

Date: February 20, 2015

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
DCT INDUSTRIAL OPERATING PARTNERSHIP LP
/S/ THOMAS G. WATTLES Thomas G. Wattles	Executive Chairman and Director of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ PHILIP L. HAWKINS Philip L. Hawkins	Chief Executive Officer and Director (Principal Executive Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ MATTHEW T. MURPHY Matthew T. Murphy	Chief Financial Officer and Treasurer (Principal Financial Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ MARK E. SKOMAL Mark E. Skomal	Chief Accounting Officer (Principal Accounting Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ MARILYN A. ALEXANDER Marilyn A. Alexander	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ THOMAS F. AUGUST Thomas F. August	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ JOHN S. GATES, JR. John S. Gates, Jr.	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ RAYMOND B. GREER Raymond B. Greer	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ TRIPP H. HARDIN Tripp H. Hardin	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ JOHN C. O’KEEFFE John C. O’Keeffe	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015
/S/ BRUCE L. WARWICK Bruce L. Warwick	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 20, 2015

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of DCT Industrial Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCT Industrial Trust, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Partners of

DCT Industrial Operating Partnership LP and subsidiaries:

We have audited the accompanying consolidated balance sheets of DCT Industrial Operating Partnership LP and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements.  These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCT Industrial Operating Partnership LP and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP
Denver, Colorado
February 20, 2015

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2014	2013
ASSETS
Land	$950,963	$883,804
Buildings and improvements	2,787,959	2,615,879
Intangible lease assets	86,515	82,758
Construction in progress	134,938	88,610
Total investment in properties	3,960,375	3,671,051
Less accumulated depreciation and amortization	(703,840)	(654,097)
Net investment in properties	3,256,535	3,016,954
Investments in and advances to unconsolidated joint ventures	94,728	124,923
Net investment in real estate	3,351,263	3,141,877
Cash and cash equivalents	19,631	32,226
Restricted cash	3,779	12,621
Deferred loan costs, net	8,026	10,251
Straight-line rent and other receivables, net of allowance for doubtful accounts of $956 and $2,178, respectively	54,183	46,247
Other assets, net	14,652	14,545
Assets held for sale	-	8,196
Total assets	$3,451,534	$3,265,963

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$83,543	$63,281
Distributions payable	25,973	23,792
Tenant prepaids and security deposits	30,539	28,542
Other liabilities	14,078	10,122
Intangible lease liabilities, net	22,940	20,389
Line of credit	37,000	39,000
Senior unsecured notes	1,122,621	1,122,407
Mortgage notes	249,424	290,960
Liabilities related to assets held for sale	-	278
Total liabilities	1,586,118	1,598,771

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	-	-
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized 88,012,696 and 80,066,487 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	880	801
Additional paid-in capital	2,762,431	2,514,426
Distributions in excess of earnings	(986,289)	(941,019)
Accumulated other comprehensive loss	(27,190)	(30,402)
Total stockholders’ equity	1,749,832	1,543,806
Noncontrolling interests	115,584	123,386
Total equity	1,865,416	1,667,192
Total liabilities and equity	$3,451,534	$3,265,963

 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Rental revenues	$334,787	$286,218	$236,839
Institutional capital management and other fees	1,739	2,787	4,059
Total revenues	336,526	289,005	240,898

OPERATING EXPENSES:
Rental expenses	40,520	35,977	30,298
Real estate taxes	53,790	44,048	36,092
Real estate related depreciation and amortization	148,992	130,002	109,993
General and administrative	29,079	28,010	25,763
Impairment losses	5,635	-	-
Casualty and involuntary conversion gain	(328)	(296)	(1,174)
Total operating expenses	277,688	237,741	200,972
Operating income	58,838	51,264	39,926

OTHER INCOME (EXPENSE):
Development profit, net of taxes	2,016	268	307
Equity in earnings of unconsolidated joint ventures, net	6,462	2,405	1,087
Gain on business combination	1,000	-	-
Gain on dispositions of real estate interests	39,671	-	-
Interest expense	(63,236)	(63,394)	(69,274)
Interest and other income	1,563	274	85
Income tax benefit (expense) and other taxes	217	(68)	(671)
Income (loss) from continuing operations	46,531	(9,251)	(28,540)
Income from discontinued operations	5,717	26,723	11,800
Consolidated net income (loss) of DCT Industrial Trust Inc.	52,248	17,472	(16,740)
Net (income) loss attributable to noncontrolling interests	(3,084)	(1,602)	1,654
Net income (loss) attributable to common stockholders	49,164	15,870	(15,086)
Distributed and undistributed earnings allocated to participating securities	(677)	(692)	(524)
Adjusted net income (loss) attributable to common stockholders	$48,487	$15,178	$(15,610)

EARNINGS PER COMMON SHARE - BASIC
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.06	0.33	0.17
Net income (loss) attributable to common stockholders	$0.58	$0.20	$(0.24)

EARNINGS PER COMMON SHARE - DILUTED
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.06	0.33	0.17
Net income (loss) attributable to common stockholders	$0.58	$0.20	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,280	74,692	63,708
Diluted	83,572	74,692	63,708

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Consolidated net income (loss) of DCT Industrial Trust Inc.	$52,248	$17,472	$(16,740)
Other comprehensive income (loss):
Net derivative gain (loss) on cash flow hedging instruments	(1,159)	675	(6,776)
Net reclassification adjustment on cash flow hedging instruments	4,670	4,490	2,098
Other comprehensive income (loss)	3,511	5,165	(4,678)
Comprehensive income (loss)	55,759	22,637	(21,418)
Comprehensive (income) loss attributable to noncontrolling interests	(3,383)	(2,403)	902
Comprehensive income (loss) attributable to common stockholders	$52,376	$20,234	$(20,516)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
	Total	Common Stock		Paid-in	in Excess	Comprehen-	controlling
	Equity	Shares	Amount	Capital	of Earnings	sive Loss	Interests
Balance at December 31, 2011	$1,404,115	61,486	$615	$2,019,919	$(783,229)	$(29,336)	$196,146
Net loss	(16,740)	-	-	-	(15,086)	-	(1,654)
Other comprehensive income (loss)	(4,678)	-	-	-	-	(5,430)	752
Issuance of common stock, net of offering costs	171,328	7,112	71	171,257	-	-	-
Issuance of common stock, stock-based compensation plans	(288)	62	1	(289)	-	-	-
Amortization of stock-based compensation	4,311	-	-	1,811	-	-	2,500
Distributions to common stockholders and noncontrolling interests	(80,231)	-	-	-	(73,340)	-	(6,891)
Issuance of noncontrolling interests	(61)	-	-	-	-	-	(61)
Capital contribution from noncontrolling interests	30	-	-	-	-	-	30
Purchase of noncontrolling interests	(934)	-	-	(666)	-	-	(268)
Redemptions of noncontrolling interests	(3,293)	1,418	14	42,752	-	-	(46,059)
Balance at December 31, 2012	$1,473,559	70,078	$701	$2,234,784	$(871,655)	$(34,766)	$144,495
Net income	17,472	-	-	-	15,870	-	1,602
Other comprehensive income	5,165	-	-	-	-	4,364	801
Issuance of common stock, net of offering costs	258,575	9,204	92	258,483	-	-	-
Issuance of common stock, stock-based compensation plans	(65)	60	1	(66)	-	-	-
Amortization of stock-based compensation	5,108	-	-	1,843	-	-	3,265
Distributions to common stockholders and noncontrolling interests	(92,070)	-	-	-	(85,234)	-	(6,836)
Capital contribution from noncontrolling interests	1,073	-	-	-	-	-	1,073
Purchases and other allocations of noncontrolling interests	(125)	-	-	(357)	-	-	232
Redemptions of noncontrolling interests	(1,500)	725	7	19,739	-	-	(21,246)
Balance at December 31, 2013	$1,667,192	80,067	$801	$2,514,426	$(941,019)	$(30,402)	$123,386
Net income	52,248	-	-	-	49,164	-	3,084
Other comprehensive income	3,511	-	-	-	-	3,212	299
Issuance of common stock, net of offering costs	239,007	7,516	75	238,932	-	-	-
Issuance of common stock, stock-based compensation plans	(1,287)	109	1	(1,288)	-	-	-
Common stock retired in connection with reverse stock-split	(26)	(1)	-	(26)
Amortization of stock-based compensation	5,975	-	-	2,093	-	-	3,882
Distributions to common stockholders and noncontrolling interests	(100,408)	-	-	-	(94,434)	-	(5,974)
Capital contribution from noncontrolling interests	201	-	-	-	-	-	201
Redemptions of noncontrolling interests	(997)	322	3	8,294	-	-	(9,294)
Balance at December 31, 2014	$1,865,416	88,013	$880	$2,762,431	$(986,289)	$(27,190)	$115,584

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Consolidated net income (loss) of DCT Industrial Trust Inc.	$52,248	$17,472	$(16,740)
Adjustments to reconcile consolidated net income (loss) of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	148,992	137,120	126,687
Gain on business combination and dispositions of real estate interests	(46,199)	(33,619)	(13,383)
Distributions of earnings from unconsolidated joint ventures	4,655	8,801	4,808
Equity in earnings of unconsolidated joint ventures, net	(6,462)	(2,405)	(1,087)
Casualty and involuntary conversion gain	(328)	(296)	(1,624)
Impairment losses	5,767	13,279	11,422
Stock-based compensation	4,777	4,004	3,584
Straight-line rent	(9,858)	(5,525)	(5,962)
Other	3,902	6,294	6,213
Changes in operating assets and liabilities:
Other receivables and other assets	2,139	417	1,767
Accounts payable, accrued expenses and other liabilities	10,361	7,351	3,271
Net cash provided by operating activities	169,994	152,893	118,956
INVESTING ACTIVITIES:
Real estate acquisitions	(363,026)	(402,723)	(360,002)
Capital expenditures and development activities	(202,595)	(152,922)	(96,095)
Proceeds from dispositions of real estate investments	278,381	258,224	153,747
Investments in unconsolidated joint ventures	(777)	(2,756)	(19,417)
Proceeds from casualties and involuntary conversion	606	8,268	681
Distributions of investments in unconsolidated joint ventures	21,436	2,175	22,877
Other investing activities	6,348	(11,324)	(929)
Net cash used in investing activities	(259,627)	(301,058)	(299,138)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	266,000	426,000	450,000
Repayments of senior unsecured revolving line of credit	(268,000)	(497,000)	(340,000)
Proceeds from senior unsecured notes	-	497,355	90,000
Repayments of senior unsecured notes	-	(400,000)	-
Proceeds from mortgage notes	-	16,498	-
Principal payments on mortgage notes	(59,645)	(40,744)	(72,672)
Settlement of cash flow hedge	-	-	(33,550)
Proceeds from issuance of common stock	240,667	267,453	177,628
Offering costs for issuance of common stock and OP Units	(2,947)	(8,878)	(6,361)
Redemption of noncontrolling interests	(997)	(1,500)	(3,293)
Dividends to common stockholders	(92,200)	(82,431)	(70,921)
Distributions to noncontrolling interests	(6,027)	(6,976)	(7,056)
Contributions from noncontrolling interests	201	723	30
Other financing activity	(14)	(2,805)	(3,761)
Net cash provided by financing activities	77,038	167,695	180,044
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,595)	19,530	(138)
CASH AND CASH EQUIVALENTS, beginning of period	32,226	12,696	12,834
CASH AND CASH EQUIVALENTS, end of period	$19,631	$32,226	$12,696

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$58,788	$57,177	$64,795
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$25,379	$29,899	$51,817
Redemptions of OP Units settled in shares of common stock	$8,297	$19,746	$42,766
Assumption of mortgage note in connection with real estate acquired	$20,310	$-	$73,253
Contributions of real estate from noncontrolling interests	$-	$350	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit information)

	December 31,	December 31,
	2014	2013
ASSETS
Land	$950,963	$883,804
Buildings and improvements	2,787,959	2,615,879
Intangible lease assets	86,515	82,758
Construction in progress	134,938	88,610
Total investment in properties	3,960,375	3,671,051
Less accumulated depreciation and amortization	(703,840)	(654,097)
Net investment in properties	3,256,535	3,016,954
Investments in and advances to unconsolidated joint ventures	94,728	124,923
Net investment in real estate	3,351,263	3,141,877
Cash and cash equivalents	19,631	32,226
Restricted cash	3,779	12,621
Deferred loan costs, net	8,026	10,251
Straight-line rent and other receivables, net of allowance for doubtful accounts of $956 and $2,178, respectively	54,183	46,247
Other assets, net	14,652	14,545
Assets held for sale	-	8,196
Total assets	$3,451,534	$3,265,963

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$83,543	$63,281
Distributions payable	25,973	23,792
Tenant prepaids and security deposits	30,539	28,542
Other liabilities	14,078	10,122
Intangible lease liabilities, net	22,940	20,389
Line of credit	37,000	39,000
Senior unsecured notes	1,122,621	1,122,407
Mortgage notes	249,424	290,960
Liabilities related to assets held for sale	-	278
Total liabilities	1,586,118	1,598,771

Partners' Capital:
General Partner:
OP Units, 922,131 and 844,818 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	18,819	16,872
Limited Partners:
OP Units, 91,290,942 and 83,636,955 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,863,050	1,670,362
Accumulated other comprehensive loss	(28,487)	(32,077)
Total partners' capital	1,853,382	1,655,157
Noncontrolling interests	12,034	12,035
Total capital	1,865,416	1,667,192
Total liabilities and capital	$3,451,534	$3,265,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per unit information)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Rental revenues	$334,787	$286,218	$236,839
Institutional capital management and other fees	1,739	2,787	4,059
Total revenues	336,526	289,005	240,898

OPERATING EXPENSES:
Rental expenses	40,520	35,977	30,298
Real estate taxes	53,790	44,048	36,092
Real estate related depreciation and amortization	148,992	130,002	109,993
General and administrative	29,079	28,010	25,763
Impairment losses	5,635	-	-
Casualty and involuntary conversion gain	(328)	(296)	(1,174)
Total operating expenses	277,688	237,741	200,972
Operating income	58,838	51,264	39,926

OTHER INCOME (EXPENSE):
Development profit, net of taxes	2,016	268	307
Equity in earnings of unconsolidated joint ventures, net	6,462	2,405	1,087
Gain on business combination	1,000	-	-
Gain on dispositions of real estate interests	39,671	-	-
Interest expense	(63,236)	(63,394)	(69,274)
Interest and other income	1,563	274	85
Income tax benefit (expense) and other taxes	217	(68)	(671)
Income (loss) from continuing operations	46,531	(9,251)	(28,540)
Income from discontinued operations	5,717	26,723	11,800
Consolidated net income (loss) of DCT Industrial Operating Partnership LP	52,248	17,472	(16,740)
Net (income) loss attributable to noncontrolling interests	(526)	(589)	272
Net income (loss) attributable to OP Unitholders	51,722	16,883	(16,468)
Distributed and undistributed earnings allocated to participating securities	(677)	(692)	(524)
Adjusted net income (loss) attributable to OP Unitholders	$51,045	$16,191	$(16,992)

EARNINGS PER OP UNIT - BASIC
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.06	0.33	0.17
Net income (loss) attributable to OP Unitholders	$0.58	$0.20	$(0.24)

EARNINGS PER OP UNIT - DILUTED
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.06	0.33	0.17
Net income (loss) attributable to OP Unitholders	$0.58	$0.20	$(0.24)

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	87,611	79,462	69,547
Diluted	87,903	79,462	69,547

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Consolidated net income (loss) of DCT Industrial Operating Partnership LP	$52,248	$17,472	$(16,740)
Other comprehensive income (income):
Net derivative gain (loss) on cash flow hedging instruments	(1,159)	675	(6,776)
Net reclassification adjustment on cash flow hedging instruments	4,670	4,490	2,098
Other comprehensive income (loss)	3,511	5,165	(4,678)
Comprehensive income (loss)	55,759	22,637	(21,418)
Comprehensive (income) loss attributable to noncontrolling interests	(447)	(589)	272
Comprehensive income (loss) attributable to OP Unitholders	$55,312	$22,048	$(21,146)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statement of Changes in Capital

(in thousands)

						Accumulated
		General Partner		Limited Partners		Other	Non-
	Total	OP Units		OP Units		Comprehensive	controlling
	Capital	Units	Amount	Units	Amount	Loss	Interests
Balance at December 31, 2011	$1,404,115	680	$14,248	67,302	$1,410,523	$(32,564)	$11,908
Net loss	(16,740)	-	(165)	-	(16,303)	-	(272)
Other comprehensive loss	(4,678)	-	-	-	-	(4,678)	-
Issuance of OP Units, net of selling costs	171,328	-	-	7,112	171,328	-	-
Issuance of OP Units, share-based compensation plans	(288)	-	-	122	(288)	-	-
Amortization of share-based compensation	4,311	-	-	-	4,311	-	-
Distributions to OP Unitholders and noncontrolling interests	(80,231)	-	(800)	-	(79,216)	-	(215)
Capital contribution from noncontrolling interests	30	-	-	-	-	-	30
Purchase of noncontrolling interests, net	(995)	-	-	-	(712)	-	(283)
Redemption of limited partner OP Units, net	(3,293)	-	-	(143)	(3,293)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	71	1,713	(71)	(1,713)	-	-
Balance at December 31, 2012	$1,473,559	751	$14,996	74,322	$1,484,637	$(37,242)	$11,168
Net income	17,472	-	169	-	16,714	-	589
Other comprehensive income	5,165	-	-	-	-	5,165	-
Issuance of OP Units, net of selling costs	258,575	-	-	9,204	258,575	-	-
Issuance of OP Units, share-based compensation plans	(65)	-	-	258	(65)	-	-
Amortization of share-based compensation	5,108	-	-	-	5,108	-	-
Distributions to OP Unitholders and noncontrolling interests	(92,070)	-	(910)	-	(90,133)	-	(1,027)
Capital contribution from noncontrolling interests	1,073	-	-	-	-	-	1,073
Purchase and other allocations of noncontrolling interests	(125)	-	-	-	(357)	-	232
Redemption of limited partner OP Units, net	(1,500)	-	-	(53)	(1,500)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	94	2,617	(94)	(2,617)	-	-
Balance at December 31, 2013	$1,667,192	845	$16,872	83,637	$1,670,362	$(32,077)	$12,035
Net income	52,248	-	517	-	51,205	-	526
Other comprehensive income (loss)	3,511	-	-	-	-	3,590	(79)
Issuance of OP Units, net of selling costs	239,007	-	-	7,516	239,007	-	-
Issuance of OP Units, share-based compensation plans	(1,287)	-	-	249	(1,287)	-	-
OP Units retired in connection with reverse unit-split	(26)	-	-	(1)	(26)	-	-
Amortization of share-based compensation	5,975	-	-	-	5,975	-	-
Distributions to OP Unitholders and noncontrolling interests	(100,408)	-	(998)	-	(98,761)	-	(649)
Capital contribution from noncontrolling interests	201	-	-	-	-	-	201
Redemption of limited partner OP Units, net	(997)	-	-	(33)	(997)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	77	2,428	(77)	(2,428)	-	-
Balance at December 31, 2014	$1,865,416	922	$18,819	91,291	$1,863,050	$(28,487)	$12,034
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Consolidated net income (loss) of DCT Industrial Operating Partnership LP	$52,248	$17,472	$(16,740)
Adjustments to reconcile consolidated net income (loss) of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	148,992	137,120	126,687
Gain on business combination and dispositions of real estate interests	(46,199)	(33,619)	(13,383)
Distributions of earnings from unconsolidated joint ventures	4,655	8,801	4,808
Equity in earnings of unconsolidated joint ventures, net	(6,462)	(2,405)	(1,087)
Casualty and involuntary conversion gain	(328)	(296)	(1,624)
Impairment losses	5,767	13,279	11,422
Share-based compensation	4,777	4,004	3,584
Straight-line rent	(9,858)	(5,525)	(5,962)
Other	3,902	6,294	6,213
Changes in operating assets and liabilities:
Other receivables and other assets	2,139	417	1,767
Accounts payable, accrued expenses and other liabilities	10,361	7,351	3,271
Net cash provided by operating activities	169,994	152,893	118,956
INVESTING ACTIVITIES:
Real estate acquisitions	(363,026)	(402,723)	(360,002)
Capital expenditures and development activities	(202,595)	(152,922)	(96,095)
Proceeds from dispositions of real estate investments	278,381	258,224	153,747
Investments in unconsolidated joint ventures	(777)	(2,756)	(19,417)
Proceeds from casualties and involuntary conversion	606	8,268	681
Distributions of investments in unconsolidated joint ventures	21,436	2,175	22,877
Other investing activities	6,348	(11,324)	(929)
Net cash used in investing activities	(259,627)	(301,058)	(299,138)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	266,000	426,000	450,000
Repayments of senior unsecured revolving line of credit	(268,000)	(497,000)	(340,000)
Proceeds from senior unsecured notes	-	497,355	90,000
Repayments of senior unsecured notes	-	(400,000)	-
Proceeds from mortgage notes	-	16,498	-
Principal payments on mortgage notes	(59,645)	(40,744)	(72,672)
Settlement of cash flow hedge	-	-	(33,550)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	237,720	258,575	171,267
OP Unit redemptions	(997)	(1,500)	(3,293)
Distributions paid on OP Units	(97,525)	(88,380)	(77,946)
Distributions paid to noncontrolling interests	(702)	(1,027)	(31)
Contributions from noncontrolling interests	201	723	30
Other financing activity	(14)	(2,805)	(3,761)
Net cash provided by financing activities	77,038	167,695	180,044
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,595)	19,530	(138)
CASH AND CASH EQUIVALENTS, beginning of period	32,226	12,696	12,834
CASH AND CASH EQUIVALENTS, end of period	$19,631	$32,226	$12,696

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$58,788	$57,177	$64,795
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$25,379	$29,899	$51,817
Assumption of mortgage note in connection with real estate acquired	$20,310	$-	$73,253
Contributions of real estate from noncontrolling interests	$-	$350	$-

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2014, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

On November 17, 2014, we completed a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  All common stock/unit and per share/unit data for all periods presented in this Annual Report on Form 10-K have been restated to give effect to the reverse stock split

As of December 31, 2014, the Company owned interests in approximately 72.3 million square feet of properties leased to approximately 900 customers, including:

●	62.0 million square feet comprising 393 consolidated operating properties were 95.4% occupied;

●	8.1 million square feet comprising 24 unconsolidated properties were 97.8% occupied and which we operated on behalf of four institutional capital management partners;

●	0.8 million square feet comprising six consolidated properties under redevelopment; and

●	1.4 million square feet comprising seven consolidated buildings in development.

The Company also has 14 buildings under construction and several projects in predevelopment. See Note 3 - Investment in Properties for further detail.

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

We analyze our joint ventures in accordance with generally accepted accounting principles (“GAAP”) to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in major decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in the Consolidated Financial Statements and, consequently, our financial position and results of operations.

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

Discontinued Operations and Assets Held for Sale

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

Effective January 1, 2014, we adopted accounting standard update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all properties not previously sold or classified as held for sale.  ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of are presented in discontinued operations for all periods presented.

Gains on sales of real estate assets are recognized if the specific transaction terms meet the various sale recognition criteria as defined by GAAP. If the criteria are not met, we defer the gain until such time that the criteria for sale recognition have been met. Net gains on sales and any impairment losses associated with assets held for sale are presented in continuing operations when recognized.

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

The fair value of identifiable tangible assets such as land, building, building and land improvements, and tenant improvements is determined on an “as-if-vacant” basis. Management considers Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The recorded fair value of intangible lease assets includes Level 3 inputs and represents the value associated with in-place leases which include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates over the lease term on the date of the acquisition. Intangible lease assets or liabilities are amortized over the reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible.

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

Impairment of Properties

Investments in properties classified as held for use are carried at cost and evaluated for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Examples of such changes in circumstances include the point at which we deem a building to be held for sale, our intended hold period changes, or when a building remains vacant significantly longer than expected. For investments in properties that we intend to hold long-term, the recoverability is based on estimated future undiscounted cash flows. If the asset carrying value is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset and is reflected in “Impairment losses” on the Consolidated Statements of Operations. The determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, customer financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairment losses recorded in the Consolidated Financial Statements.

Investments in and Advances to Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures under the equity method because we exercise significant influence over, but do not control, these entities. Under the equity method, these investments (including advances to joint ventures) are initially recorded at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the joint ventures, distributions received, contributions made and certain other adjustments, as appropriate. Such investments are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets. Distributions from these investments that are related to cash earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

Investment properties that were contributed to unconsolidated joint ventures prior to the adoption of ASU 2014-08 are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture if the recognition criteria have been met and the cash received is not required to be reinvested. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

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

Restricted Cash

Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions.  For the year ended December 31, 2013, approximately $8.8 million of restricted cash was included in “Investing Activities” in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions.  For the year ended December 31, 2014, all funds had been utilized in tax deferred, like-kind exchange transactions.

Deferred Loan Costs

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to “Interest expense” over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $8.5 million and $6.3 million as of December 31, 2014 and 2013, respectively. Unamortized deferred loan costs are fully amortized when debt is retired before the maturity. Our interest expense for the years ended December 31, 2014, 2013 and 2012 includes approximately $2.2 million, $2.7 million and $2.1 million for the amortization of loan costs, respectively, including amounts related to discontinued operations.

Straight-line Rent and Other Receivables

Straight-line rent and other receivables include all straight-line rent and current accounts receivable, net of allowances. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2014 and 2013, our allowance for doubtful accounts was approximately $1.0 million and $2.2 million, respectively.

Debt

Debt consists of fixed and variable rate secured mortgage notes, senior unsecured notes and bank unsecured credit facilities. Discounts and premiums to the principal amounts are included in the carrying value of debt and amortized to “Interest expense” over the remaining life of the underlying debt. The aggregated premium balance, net of accumulated amortization, was approximately $2.6 million as of December 31, 2014 and 2013.

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

Comprehensive Income (Loss)

We report comprehensive income (loss) in our Consolidated Statements of Comprehensive Income (Loss). Amounts reported in “Accumulated other comprehensive loss” related to settled hedging transactions will be amortized to “Interest expense” as the hedged forecasted transactions occur. Any ineffectiveness related to our hedging transactions is reported in our Consolidated Statements of Operations. See Note 6 – Financial Instruments and Hedging Activities for additional information.

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $9.9 million, $5.3 million and $6.3 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $76.5 million, $63.8 million and $51.7 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $2.4 million, $1.6 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum base rental payment, i.e., cash received for monthly contractual rent, due to us from our customers under the terms of non-cancelable operating leases that have commenced as of December 31, 2014 were as follows (in thousands):

Year Ended December 31,	Amounts
2015	$248,914
2016	221,669
2017	183,342
2018	143,447
2019	112,324
Thereafter	299,406
Total	$1,209,102

The schedule does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. During the years ended December 31, 2014, 2013 and 2012, early lease termination fees were $2.1 million, $1.3 million and $0.6 million, respectively.

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

The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. We had no interest expense or penalties related to unrecognized tax benefits for the years ended December 31, 2014, 2013 or 2012.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2014 and 2013, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Our federal income tax returns and income tax returns for various state and local jurisdictions are subject to examination by the Internal Revenue Service for the year ended December 31, 2010 and subsequent years.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required under GAAP to be reclassified in its entirety to net income. Additionally, the update requires disclosure of changes in each component of other comprehensive income (“OCI”). The disclosure requirements were retroactively effective for us on January 1, 2013. As this guidance only requires expanded disclosure, the adoption did not have any impact on our Consolidated Financial Statements.

In April 2014, the FASB issued an ASU that changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective January 1, 2014. As a result, we anticipate that fewer of our property dispositions made in the normal course of business will qualify for discontinued operations reporting. Gains on the sale of real estate not qualifying as discontinued operations are presented in “Income (loss) from continuing operations” in our Consolidated Statements of Operations.

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

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, properties under development, redevelopment properties, properties in pre-development and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	December 31,	December 31,
	2014	2013
Operating properties	$3,635,287	$3,442,442
Properties under development	241,934	142,903
Properties under redevelopment	50,931	12,194
Properties in pre-development including land held	32,223	73,512
Total Investment in Properties	3,960,375	3,671,051
Less accumulated depreciation and amortization	(703,840)	(654,097)
Net Investment in Properties	$3,256,535	$3,016,954

Acquisition Activity

2014 Acquisition Activity

During the year ended December 31, 2014, we acquired 36 buildings totaling 5.6 million square feet for a total purchase price of $363.1 million. This includes the Company’s purchase of its partner’s 50.0% interest in one building owned by IDI/DCT, LLC, for an incremental investment of $10.3 million for which we recognized a gain of approximately $1.0 million due to the step-up in accounting basis of our previously held interest upon gaining control in the business combination. The gain is reflected in “Gain on business combination” in our Consolidated Statements of Operations. Related to these acquisitions, we incurred acquisition costs of approximately $3.0 million during the year ended December 31, 2014, included in “General and administrative” in our Consolidated Statements of Operations.  The table below represents a summary of our acquisitions during 2014:

	Market	Number of Buildings	Square Feet
East Operating Segment	Atlanta	1	151,000
	Baltimore/Washington D.C.	1	120,000
	Miami	1	75,000
	New Jersey	1	63,000
Central Operating Segment	Chicago	7	2,391,000
	Dallas	3	201,000
	Houston	5	537,000
West Operating Segment	Northern California	1	750,000
	Phoenix	6	465,000
	Seattle	8	602,000
	Southern California	2	213,000
	Total	36	5,568,000

2013 Acquisition Activity

During the year ended December 31, 2013, we acquired 38 buildings totaling 7.1 million square feet for a total purchase price of $359.5 million, excluding our existing ownership of 3.6% in the seven properties previously held by TRT-DCT Venture I (see Note 4 – Investments in and Advances to Unconsolidated Joint Ventures for further detail).  Related to these acquisitions, we incurred acquisition costs of approximately $3.6 million during the year ended December 31, 2013, included in “General and administrative” in our Consolidated Statements of Operations.  The table below represents a summary of our acquisitions during 2013:

	Market	Number of Buildings	Square Feet
East Operating Segment	Atlanta	4	684,000
	Charlotte	1	472,000
	Miami	1	211,000
	New Jersey	2	308,000
	Pennsylvania	5	1,275,000
Central Operating Segment	Chicago	9	2,209,000
	Dallas	4	506,000
	Houston	1	88,000
West Operating Segment	Northern California	2	439,000
	Phoenix	3	308,000
	Seattle	1	39,000
	Southern California	5	583,000
	Total	38	7,122,000

Development Activity

2014 Development Activity

Our properties under development include the following:

•

Seven buildings totaling 1.4 million square feet are currently in lease-up as shell-complete activities have been completed as of December 31, 2014, including two buildings totaling 0.2 million square feet that were shell-complete upon acquisition.  These properties are 17.4% leased based on weighted average square feet; and

•

11 projects under construction totaling 3.3 million square feet and three projects under construction and under contract for sale totaling 0.2 million square feet as of December 31, 2014 that are expected to be completed during 2015.

During the year ended December 31, 2014, we acquired seven land parcels totaling approximately 103.2 acres of land in the Chicago, Dallas, Pennsylvania and Seattle markets for approximately $21.5 million that are held for future development.

2014 Development Profits

During the year ended December 31, 2014, we recognized development profits, net of tax of approximately $2.0 million related to the completion and sale of 8th & Vineyard A and 8th & Vineyard B. As of December 31, 2014, we had three development projects for sale that were under contract.  Due to the terms of the contracts, timing of payments and the sale recognition criteria of GAAP, no profit was recognized in 2014.

2013 Development Activity

Our properties under development included the following:

•	Two buildings totaling 0.9 million square feet that were shell-complete as of December 31, 2013; and
•	Seven projects under construction totaling 2.7 million square feet as of December 31, 2013.

During the year ended December 31, 2013, we acquired five land parcels totaling approximately 128.6 acres of land in the Southern California, Seattle, Miami and Houston markets for approximately $40.5 million that are held for future development.

2013 Development Profits

Construction was completed during the second quarter of 2013 on the Dulles Summit build-to-suit project. We recognized development profits, net of taxes of approximately $0.3 million and $0.3 million, respectively, for the years ended December 31, 2013 and 2012 related to the development of the Dulles Summit build-to-suit project. As of December 31, 2013, we had one build-to-suit for sale project, 8th & Vineyard A, under contract. Due to the terms of the contract, timing of payments and the sale recognition criteria of GAAP, no profit was recognized in 2013. The construction and sale were completed in January 2014, at which time the development profit, net of taxes, was recognized.

Disposition Activity

2014 Disposition Activity

During the year ended December 31, 2014, we sold 37 consolidated operating properties, totaling 6.4 million square feet, to third-parties for gross proceeds of approximately $283.2 million. We recognized gains of approximately $43.9 million on the disposition of 33 properties and recognized impairment losses of approximately $5.6 million on the disposition of four properties and one property that was held for sale during 2014 in our East and Central operating segments. The impairment losses are included in “Income (loss) from continuing operations” in the Consolidated Statements of Operations. See “Note 15 – Discontinued Operations and Assets Held for Sale” for additional information. The table below represents a summary of our dispositions during 2014:

	Market	Number of Buildings	Square Feet
East Operating Segment	Atlanta	3	288,000
	Baltimore/Washington D.C.	3	347,000
	New Jersey	5	542,000
	Pennsylvania	1	112,000
Central Operating Segment	Chicago	3	421,000
	Cincinnati	2	840,000
	Columbus	12	3,480,000
	Dallas	1	21,000
	Houston	7	354,000
	Total	37	6,405,000

2013 Disposition Activity

During the year ended December 31, 2013, we sold 51 consolidated operating properties, totaling 6.8 million square feet, to third-parties for gross proceeds of approximately $265.8 million. We recognized gains of approximately $33.6 million on the disposition of 36 properties and recognized impairment losses of approximately $13.3 million on the disposition of a portfolio of 15 properties in Dallas. The impairment losses are reflected in “Impairment losses” in the Consolidated Statements of Operations. See “Note 15 – Discontinued Operations and Assets Held for Sale” for additional information. The table below represents a summary of our dispositions during 2013:

	Market	Number of Buildings	Square Feet
East Operating Segment	Atlanta	1	578,000
	Memphis	2	1,439,000
Central Operating Segment	Cincinnati	1	710,000
	Dallas	17	640,000
	Louisville	1	221,000
	Mexico	15	1,653,000
	San Antonio	13	1,177,000
West Operating Segment	Northern California	1	396,000
	Total	51	6,814,000

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $14.7 million, $11.8 million and $9.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Our intangible lease assets and liabilities included the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014				December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)	Gross	Accumulated Amortization	Net
Other intangible lease assets	$81,996	$(33,031)	$48,965	$4	$77,383	$(27,668)	$49,715
Above market rent	$4,519	$(1,773)	$2,746	$3	$5,375	$(1,761)	$3,614
Below market rent	$(30,266)	$7,326	$(22,940)	$9	$(26,562)	$6,173	$(20,389)

The following table describes the estimated net amortization of such intangible assets and liabilities and the net impact to rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

		Estimated Net Increase
	Estimated	to Rental Revenues
	Net Amortization of	Related to Above and
For the Period Ended December 31,	Lease Intangible Assets	Below Market Rents
2015	$12,634	$2,623
2016	10,067	2,308
2017	7,851	1,949
2018	5,512	1,405
2019	4,177	991
Thereafter	8,724	10,918
Total	$48,965	$20,194

Casualty and Involuntary Conversion Events

During 2014 and 2013, we recognized gains of approximately $0.3 million in each year as a result of a settlement pursuant to eminent domain proceedings.

During 2012, a series of storms caused damage to some of our properties which were covered by insurance for all losses, subject to our deductibles. The recoveries received for damages were in excess of the sum of our incurred losses for cleanup costs and the net book value written off for the damaged property. After all contingencies relating to the casualties were resolved, we recorded casualty gains of approximately $1.6 million including $0.4 million included in “Income from discontinued operations” in our Consolidated Statements of Operations.

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

During January 2014, the TRT-DCT Ventures I and II disposed of all their properties. We received net proceeds of approximately $6.6 million from the transactions. Based on the structure of the transactions, we recognized a gain of approximately $0.9 million on the sale of our interest in TRT-DCT Venture I, included in “Gain on dispositions of real estate interests” in our Consolidated Statements of Operations and we recognized our share of the TRT-DCT Venture II’s gain on sale of properties, approximately $2.4 million, included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

During March 2014, we purchased our partner’s 50.0% interest in one building from the IDI/DCT, LLC joint venture for $10.3 million. See “Note 3 – Investment in Properties” for additional information.

During December 2014, the IDI/DCT, LLC Venture disposed of one property.  We received net proceeds of approximately $4.1 million from the transaction and recognized our share of the venture’s gain on the sale of the property, approximately $1.0 million, included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

The following table summarizes our unconsolidated joint ventures as of December 31, 2014 and December 31, 2013 (dollars in thousands):

			Investments in and
	As of December 31, 2014		Advances to as of
	Ownership	Number of	December 31,	December 31,
Unconsolidated Joint Ventures	Percentage	Buildings	2014	2013
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$39,744	$41,253
TRT-DCT Venture I(1)	0.0%	-	-	823
TRT-DCT Venture II(1)	0.0%	-	-	1,847
TRT-DCT Venture III	10.0%	4	1,196	1,197
Total Institutional Joint Ventures		17	40,940	45,120
Other:
Stirling Capital Investments (SCLA)(2)	50.0%	6	45,342	47,978
IDI/DCT, LLC	50.0%	1	4,363	27,735
IDI/DCT Buford, LLC (land only)	75.0%	-	4,083	4,090
Total Other		7	53,788	79,803
Total		24	$94,728	$124,923
(1)	Our interests in the unconsolidated joint venture were liquidated as of December 31, 2014.
(2)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participant rights in the ventures available cash flows.

Institutional Capital Management Joint Ventures

DCT/SPF Industrial Operating LLC

During 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”) that owns and operates industrial properties located in the U.S. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2014 our ownership interest is 20.0%. As a result of our contribution of properties into the JP Morgan Venture in 2007, we have deferred gains of $2.5 million as of December 31, 2014, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party.

TRT-DCT Industrial Joint Ventures I, II and III

We entered into a joint venture with Dividend Capital Diversified Property Fund (“DCDPF”), formerly known as Dividend Capital Total Realty Trust Inc., to form TRT-DCT Venture I on September 1, 2006. As noted above, during 2014 the venture disposed of all of its properties.

We formed a joint venture with DCDPF, TRT-DCT Industrial Joint Venture II G.P. (“TRT-DCT Venture II”), on March 27, 2007. As a result of our contribution of properties into TRT-DCT Venture II in 2007, we had deferred gains of $0.6 million that were recognized during 2014 upon the disposition of the ventures’ properties.

We formed a joint venture with DCDPF, TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”), on September 9, 2008. Our ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2014 our ownership interest is 10.0%.

Development Projects in Unconsolidated Joint Ventures

SCLA

During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, (“Stirling”), an unrelated third-party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport (“SCLA”). We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including certain extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions. As of December 31, 2014, the SCLA joint venture owned six operating buildings comprised of 2.2 million square feet which were 99.6% occupied and an additional 181.4 acres of land available for development.

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

As noted above during 2014, we purchased our partner’s 50.0% interest in one building in Chicago, IL and the venture sold its building located in Savannah, GA to a third-party.  As a result of capitalized development costs, we had deferred expenses of $0.5 million that were recognized during 2014 upon the disposition of the venture’s property.

IDI/DCT Buford, LLC

During 2008, we entered into a joint venture agreement with IDI to form IDI/DCT Buford, LLC. This joint venture was funded for the purpose of developing distribution buildings on approximately 47 acres of land contributed to the joint venture by DCT.  IDI and DCT have joint control in all major decisions.

Summarized Financial Information

The following table provides unaudited selected combined financial information for unconsolidated joint ventures as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Real estate, net of accumulated depreciation	$345,005	$528,130	$630,478
Total assets	$360,200	$548,833	$651,971
Notes payable	$102,468	$191,100	$272,948
Total liabilities	$110,432	$202,620	$287,046
Partners’ capital	$249,768	$346,213	$364,925
Rental revenues	$39,882	$54,363	$66,052
Operating expenses	$8,748	$13,677	$16,343
Depreciation expense	$17,703	$25,300	$33,734
Interest expense	$4,727	$11,686	$22,117
Net income (loss)	$6,834	$(1,090)	$(3,688)

Our aggregate investment in these unconsolidated joint ventures at December 31, 2014 and 2013 of approximately $94.7 million and $124.9 million, respectively, exceeds our share of the underlying equity in the net assets of the joint ventures by approximately $14.2 million and $14.7 million, respectively, primarily due to costs incurred in connection with the ventures and capitalized interest prior to commencement of plan principal operations.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Outstanding Indebtedness

As of December 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2013, our outstanding indebtedness of $1.5 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $44.4 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of December 31, 2014, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2013, the total gross book value of our consolidated properties was approximately $3.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. Our debt has various covenants with which we were in compliance as of December 31, 2014 and 2013.

Our outstanding indebtedness as of December 31, 2014 and 2013 is summarized below (in thousands):

			As of December 31,
	Interest Rate (1)	Maturity Date	2014		2013
Senior Unsecured Notes:
9 year, fixed rate	5.43%	Apr-20	$50,000		$50,000
10 year, fixed rate(2)	5.77%	Apr-16	50,000		50,000
Private Placement 5 year, fixed rate	5.63%	Jun-15	40,000		40,000
Private Placement 7 year, fixed rate	6.31%	Jun-17	51,000		51,000
Private Placement 8 year, fixed rate	6.52%	Jun-18	41,500		41,500
Private Placement 11 year, fixed rate	6.95%	Jun-21	77,500		77,500
2011 Private Placement 5 year, fixed rate	4.02%	Aug-16	49,000		49,000
2011 Private Placement 7 year, fixed rate	4.69%	Aug-18	40,000		40,000
2011 Private Placement 8 year, fixed rate	4.97%	Aug-19	46,000		46,000
2011 Private Placement 10 year, fixed rate	5.42%	Aug-21	15,000		15,000
2011 Private Placement 11 year, fixed rate	5.50%	Aug-22	40,000		40,000
2011 Private Placement 12 year, fixed rate	5.57%	Aug-23	35,000		35,000
2012 Private Placement 10yr, fixed rate(2)	4.21%	Sep-22	90,000		90,000
2013 Bonds, 10 year, fixed rate(2)	4.50%	Oct-23	275,000		275,000
Mortgage Secured Notes:
1700 Desoto	6.00%	Apr-14	-		3,264
10 year, fixed rate(2)	5.31%	Jan-15	-		44,566
Cargo Ventures	5.77%	Feb-16	51,83	7	52,971
116 Lehigh Drive(4)	6.08%	Aug-16	-		4,453
1725 Puyallup Street	6.11%	Apr-17	3,633		-
6740 Dorsey	5.62%	Jun-17	8,200		-
State Highway 225	6.25%	Aug-17	5,754		5,893
Shelby 4	7.40%	Dec-17	470		609
Miami Commerce Center	6.91%	Oct-18	2,405		2,948
Cabot	6.17%	Feb-19	49,559		50,357
Cabot(2)	6.11%	Feb-20	64,614		66,387
6400 Hollister	6.70%	Apr-20	6,394		-
7425 Pinemont	6.25%	Jul-20	2,450		2,488
1625 Rollins Road	4.25%	Dec-21	18,520		19,021
Haven A	7.29%	Oct-22	7,025		7,676
Shelby 19	6.72%	Nov-22	7,468		8,171
Haven G	4.72%	Jun-23	944		965
740 Palmyrita	4.72%	Jun-23	6,020		6,155
6th & Rochester	4.96%	Aug-23	2,887		3,147
Mohawk(5)	5.75%	Aug-25	-		6,650
1555 Oakley Industrial Blvd	5.75%	Aug-25	6,234		-
Total			1,144,414		1,185,721
Premiums/Discounts, Net of Amortization	N/A		2,631		2,646
Total Senior Unsecured Notes and Mortgage Notes, net	N/A		1,147,045		1,188,367
Bank Unsecured Credit Facilities
Senior unsecured revolving credit facility	1.34%	Feb-17	37,000		39,000
2018 Term loan, variable	1.51%	Feb-18	225,000		225,000
Total Bank Unsecured Credit Facilities	N/A		262,000		264,000
Total Carrying Value of Debt	N/A		$1,409,045		$1,452,367

Fixed Rate Debt(3)	5.32%		$1,144,414		$1,185,721
Premiums/Discounts, Net of Amortization	N/A		2,631		2,646
Variable Rate Debt(3)	1.49%		262,000		264,000
Total Carrying Value of Debt	N/A		$1,409,045		$1,452,367

(footnotes on following page)

(1)	Interest rates for fixed rate debt are stated rates. Interest rates for variable rate debt are the interest rate charged as of the last payment in 2014.
(2)	We settled certain derivative instruments related to these notes and the settlement amount of these derivative instruments are amortized to interest expense over the life of the assigned notes.
(3)	Weighted average interest rates are based upon outstanding balances as of December 31, 2014.
(4)	The mortgage note was paid off upon the disposal of the property during 2014.
(5)	The property securing the mortgage note was substituted with the property 1555 Oakley Industrial Blvd.

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

During June 2013, we issued two secured mortgage notes with principal balances of $1.0 million and $6.2 million which mature in June 2023. The notes bear interest at a variable rate; however we have fixed the rate at 4.72% using two interest rate swaps (See Note 6 – Financial Instruments and Hedging Activities for further detail). The notes require monthly payments of principal and interest.

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

During January and November 2014, we retired $3.3 million and $43.3 million, respectively, mortgage notes previously scheduled to mature in April 2014 and January 2015, respectively, using proceeds from the Company’s senior unsecured revolving credit facility and our equity offerings.

Debt Assumptions

During the year ended December 31, 2014, we assumed three mortgage notes with aggregate outstanding balances totaling $18.3 million in connection with property acquisitions. We recorded approximately a $2.0 million premium in connection with the assumption of these notes.

For the years ended December 31, 2014, 2013 and 2012, the amortization of all premiums/discounts resulted in a reduction of interest expense of approximately $1.8 million, $2.1 million and $1.0 million, respectively, including amounts from discontinued operations.

Line of Credit

As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letter of credits totaling $19.5 million. As of December 31, 2013, we had $39.0 million outstanding and $261.0 million available under our senior unsecured revolving credit facility.

Guarantee of Debt

DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the senior unsecured revolving credit.

Interest Expense and Capitalized Interest

During the years ended December 31, 2014, 2013 and 2012, we incurred interest expense of approximately $72.3 million, $71.7 million and $73.7 million, respectively, including amounts included in discontinued operations. We capitalized approximately $9.1 million, $8.3 million and $4.3 million of interest in 2014, 2013 and 2012, respectively, associated with certain development, redevelopment and other construction activities.

Debt Maturities

The following table sets forth the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, as of December 31, 2014 (in thousands):

	Senior Unsecured	Mortgage	Bank Unsecured
Year	Notes	Notes	Credit Facilities		Total
2015	$40,000	$7,180	$-		$47,180
2016	99,000	56,994	-		155,994
2017	51,000	23,615	37,000		111,615
2018	81,500	6,554	225,000	(1)	313,054
2019	46,000	51,139	-		97,139
Thereafter	582,500	98,932	-		681,432
Total	$900,000	$244,414	$262,000		$1,406,414
(1)	The $225.0 million term loan facility is presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

Note 6 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2014 and 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of December 31, 2014		As of December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$37,000	$37,000	$39,000	$39,000
Fixed rate debt(2)	$1,147,045	$1,238,671	$1,188,367	$1,263,722
Variable rate debt	$225,000	$226,431	$225,000	$226,153

Interest rate contracts:
Interest rate swap asset (liability)(3)	$(167)	$(167)	$212	$212
(1)

The fair values of our borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

(2)	The carrying amount of our fixed rate debt includes premiums and discounts.
(3)

The fair value of our interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. We also incorporate a credit valuation adjustment, which is derived using unobservable Level 3 inputs, to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. The asset or liability is included in “Other assets, net” or “Other liabilities,” respectively, in our Consolidated Balance Sheets.

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 (in thousands). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the years ended December 31, 2014 and 2013.

	During the Year Ended December 31, 2014
	2014	2013
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$212	$-
Net unrealized gain (loss) included in accumulated other comprehensive loss	(533)	123
Realized loss recognized in interest expense	154	89
Ending balance at December 31	$(167)	$212

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

For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in OCI in our Consolidated Statements of Comprehensive Income (Loss) (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of December 31, 2014 and 2013, we had borrowings payable subject to pay-fixed, received-floating interest swaps with aggregate principal balances of approximately $7.0 million and $7.1 million, respectively.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$(1,159)	$675	$(6,776)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(4,670)	$(4,490)	$(2,098)
Amount of loss recognized in interest expense due to missed forecast (ineffective portion and amount excluded from effectiveness testing)	$-	$-	$677

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

Note 7 – Commitments and Contingencies

Legal Matters

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

Operating Leases

The following table reflects our contractual obligations as of December 31, 2014, specifically our obligations under operating lease agreements and ground lease agreements (in thousands):

Year Ended December 31,	Operating Leases	Ground Leases
2015	$994	$564
2016	856	559
2017	260	551
2018	57	551
2019	-	551
Thereafter	-	9,682
Total	$2,167	$12,458

Substantially all of the office space and equipment subject to the operating leases are for the use at our corporate and regional offices. Rent expense recognized was approximately $1.1 million, $0.9 million and $0.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Note 8 – Noncontrolling Interests

DCT

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third party partners in consolidated real estate investments, including related parties as discussed in Note 12 – Related Party Transactions. Our noncontrolling interests held by third-party partners in our consolidated joint ventures totaled $12.0 million as of December 31, 2014 and 2013.

The following table illustrates the noncontrolling interests’ share of consolidated net income (loss) during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Noncontrolling interests’ share of (income) loss from continuing operations	$(2,801)	$1	$2,644
Noncontrolling interests’ share of income from discontinued operations	(283)	(1,603)	(990)
Net (income) loss attributable to noncontrolling interests	$(3,084)	$(1,602)	$1,654

Operating Partnership

Equity interests in the Operating Partnership held by third parties and LTIP Units, as defined in Note 9 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership, are classified as permanent equity of the Operating Partnership and as noncontrolling interests of DCT in the Consolidated Balance Sheets.

All income (loss) attributable to noncontrolling interest holders for all periods presented in the Operating Partnership’s Consolidated Statements of Operations is income from continuing operations.

Note 9 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership

On November 17, 2014, we completed a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  All common stock/unit and per share/unit data for all periods presented in this Annual Report on Form 10-K have been restated to give effect to the reverse stock split.

DCT

Common Stock

As of December 31, 2014 and 2013, approximately 88.0 million and 80.1 million shares of common stock were issued and outstanding, respectively.

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012. During the year ended December 31, 2014, approximately 4.1 million shares were issued through the third continuous equity offering program, at an average price of $30.98 per share for proceeds of approximately $126.6 million, net of offering expenses. During the year ended December 31, 2013, approximately 3.5 million shares were issued through the second and third continuous equity offering programs, at an average price of $29.49 per share for proceeds of approximately $100.4 million, net of offering expenses. During the year ended December 31, 2012, approximately 2.4 million shares were issued through the second continuous equity offering program, at an average price of $25.33 per share for proceeds of approximately $59.2 million, net of offering expenses. The proceeds from the sale of shares were used for general corporate purposes, including funding acquisitions and repaying debt. As of December 31, 2014, no shares were available to be issued under the current offering.

On November 7, 2014, we issued 3.4 million shares of common stock in a public offering at a price of $33.68 per share for proceeds of approximately $112.4 million, net of offering expenses, used for acquisitions, development activities, repayment of debt and other general purposes.

On August 13, 2013, we issued 5.8 million shares of common stock in a public offering at a price of $28.80 per share for proceeds of approximately $158.2 million, net of offering expenses, used for acquisitions, development activities, repayment of amounts under our senior unsecured revolving credit facility and other general purposes.

On September 12, 2012, we issued 4.8 million shares of common stock in a public offering at a price of $24.80 per share for proceeds of approximately $112.1 million, net of offering expenses, used for acquisition and other general purposes.

During the years ended December 31, 2014, 2013 and 2012, we issued approximately 0.1 million, 0.1 million and 0.1 million, respectively, shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

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

As of December 31, 2014 and 2013, DCT owned approximately 95.4% and 94.8%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.

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

During the years ended December 31, 2014, 2013 and 2012, approximately 0.4 million, 0.8 million and 1.6 million OP Units were redeemed for approximately $1.0 million, $1.5 million and $3.3 million in cash and approximately 0.3 million, 0.7 million and 1.4 million shares of DCT common stock, respectively.

As of December 31, 2014, 2013 and 2012, there were approximately 4.2 million, 4.4 million and 5.0 million outstanding OP Units held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $149.8 million, $125.9 million and $129.8 million based on the $35.66, $28.52 and $25.96 per share closing price of DCT’s common stock on December 31, 2014, 2013 and 2012, respectively.

Allocations of Net Income and Net Losses to Partners

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interests in the OP Units issued by the Operating Partnership

Dividend Reinvestment and Stock Purchase Plan

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

Preferred Shares

Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2014 and 2013, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of 100,000,000 shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2014 and 2013, we had no outstanding shares-in-trust.

Distributions

Our distributions are calculated based upon the total number of shares of our common stock and OP Units outstanding on the distribution record date as declared by our board of directors. We accrue and pay distributions on a quarterly basis. The following table sets forth the distributions that have been paid and/or declared to date by our board of directors:

Amount Declared During Quarter Ended in 2014:	Per Share	Date Paid
December 31,	$0.28	January 10, 2015
September 30,	0.28	October 15, 2014
June 30,	0.28	July 16, 2014
March 31,	0.28	April 16, 2014
Total 2014	$1.12

Amount Declared During Quarter Ended in 2013:	Per Share	Date Paid
December 31,	$0.28	January 9, 2014
September 30,	0.28	October 16, 2013
June 30,	0.28	July 17, 2013
March 31,	0.28	April 17, 2013
Total 2013	$1.12

Amount Declared During Quarter Ended in 2012:	Per Share	Date Paid
December 31,	$0.28	January 10, 2013
September 30,	0.28	October 17, 2012
June 30,	0.28	July 18, 2012
March 31,	0.28	April 18, 2012
Total 2012	$1.12

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

DCT

The following table sets forth the computation of basic and diluted earnings per common share for years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Earnings per Common Share – Basic and Diluted
Numerator
Income (loss) from continuing operations	$46,531	$(9,251)	$(28,540)
(Income) loss from continuing operations attributable to noncontrolling interests	(2,801)	1	2,644
Income (loss) from continuing operations attributable to common stockholders	43,730	(9,250)	(25,896)
Less: Distributed and undistributed earnings allocated to participating securities	(677)	(692)	(524)
Numerator for adjusted income (loss) from continuing operations attributable to common stockholders	43,053	(9,942)	(26,420)
Income from discontinued operations	5,717	26,723	11,800
Noncontrolling interests' share of income from discontinued operations	(283)	(1,603)	(990)
Numerator for income from discontinued operations attributable to common stockholders	5,434	25,120	10,810
Adjusted net income (loss) attributable to common stockholders	$48,487	$15,178	$(15,610)

Denominator
Weighted average common shares outstanding – basic	83,280	74,692	63,708
Effect of dilutive securities:
Stock options and phantom stock	292	-	-
Weighted average common shares outstanding – diluted	83,572	74,692	63,708

Earnings per Common Share – Basic
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.06	0.33	0.17
Net income (loss) attributable to common stockholders	$0.58	$0.20	$(0.24)

Earnings per Common Share – Diluted
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.06	0.33	0.17
Net income (loss) attributable to common stockholders	$0.58	$0.20	$(0.24)

Operating Partnership

The following table sets forth the computation of basic and diluted earnings per common unit for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per unit amounts):

	Year Ended December 31,
	2014	2013	2012
Earnings per OP Unit – Basic and Diluted
Numerator
Income (loss) from continuing operations	$46,531	$(9,251)	$(28,540)
(Income) loss from continuing operations attributable to noncontrolling interests	(526)	(589)	272
Income (loss) from continuing operations attributable to OP Unitholders	46,005	(9,840)	(28,268)
Less: Distributed and undistributed earnings allocated to participating securities	(677)	(692)	(524)
Numerator for adjusted income (loss) from continuing operations attributable to OP Unitholders	45,328	(10,532)	(28,792)
Income from discontinued operations	5,717	26,723	11,800
Noncontrolling interests' share of income from discontinued operations	-	-	-
Numerator for income from discontinued operations attributable to OP Unitholders	5,717	26,723	11,800
Adjusted net income (loss) attributable to OP Unitholders	$51,045	$16,191	$(16,992)

Denominator
Weighted average OP Units outstanding – basic	87,611	79,462	69,547
Effect of dilutive securities:
Stock options and phantom stock	292	-	-
Weighted average OP Units outstanding – diluted	87,903	79,462	69,547

Earnings per OP Unit – Basic
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.06	0.33	0.17
Net income (loss) attributable to OP Unitholders	$0.58	$0.20	$(0.24)

Earnings per OP Units – Diluted
Income (loss) from continuing operations	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.06	0.33	0.17
Net income (loss) attributable to OP Unitholders	$0.58	$0.20	$(0.24)

DCT and the Operating Partnership

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents or common unit equivalents related to 0.7 million and 0.8 million stock options and phantom stock for the years ended December 31, 2013 and 2012, respectively, because their effect would be anti-dilutive.

Additionally, for the years ended December 31, 2014, 2013 and 2012, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.3 million, 4.8 million and 5.8 million OP Units, respectively, because their effect would be anti-dilutive.

Note 11 – Equity Based Compensation

Long-Term Incentive Plan

On October 10, 2006, the Company established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors, as defined in the plan. Subject to adjustment upon certain corporate transactions or events, the total number of shares of our common stock subject to such awards may not exceed 5.8 million shares and in no event may any optionee receive options for more than 0.5 million shares on an annual basis.

Phantom Shares

Pursuant to the Long-Term Incentive Plan, as amended, the Company may grant phantom shares to non-employee directors. Phantom shares generally vest upon the first anniversary of the grant date, depending on the grant. Once vested and at the discretion of the grantee, the phantom stock can be converted into either cash or common stock at the option of the Company. Phantom shares are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the service period during which term the shares fully vest.

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

During the year ended December 31, 2014, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four to five year period with a total fair value of $4.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 40% and a weighted average risk-free interest rate of 1.47%.

During the year ended December 31, 2013, 0.2 million LTIP Units were granted to senior executives, which vest over a four year period with a total fair value of $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 52% and risk-free interest rate of 0.84%.

During the year ended December 31, 2012, we granted approximately 0.2 million LTIP Units to senior executives, which vest over a period of four to five years with a total fair value $3.9 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 72% and risk-free interest rates ranging from 0.82% to 1.04%.

Multi-Year Outperformance Program

On January 11, 2011, the Company adopted a multi-year outperformance program, which is a long-term incentive compensation program, and granted awards under the program to certain officers and senior executives.

The awards entitle participants to receive shares of DCT’s common stock with a maximum value of $10 million based on the absolute and relative total return to stockholders during the three-year performance period beginning on December 31, 2009. Half of the awards are based on DCT’s absolute total return to stockholders during the performance period and the other half are based on our relative total return to stockholders during the performance period compared to the performance of the MSCI US REIT Index during the same period.

Each participant’s award is designated as a specified percentage of the aggregate award value earned during the performance period, and participants are also entitled to a share of any unallocated portion of the aggregate award value. At the end of the performance period, each participant will be issued shares of DCT’s common stock with a value equal to that participant’s share of the aggregate award value. Half of the shares of common stock issued will be fully vested upon issuance at the end of the performance period and the remaining half will vest on the first anniversary of that date based on continued employment. The Company may also permit participants to elect to receive their awards in the form of LTIP Units or other equivalent forms of equity in lieu of shares of DCT’s common stock.

During the year ended December 31, 2013, approximately 0.1 million LTIP Units were granted with a grant date fair value of approximately $2.4 million. We did not grant any awards under the program during 2014.

The following table summarizes the number of awards redeemed and converted to DCT’s common stock on a one for one basis, the fair value at grant date for the awards vested during the period and the number of awards outstanding at period end related to phantom shares, restricted stock and LTIP Units:

	Phantom Shares	Restricted Stock	LTIP Units
During the year ended December 31, 2014:
Common stock units issued for vested units (in thousands)	4	48	8
Fair value of units vested (in millions)	$0.4	$1.4	$3.1
Units outstanding at end of period (in thousands)	65	164	896
During the year ended December 31, 2013:
Common stock units issued for vested units (in thousands)	5	47	-
Fair value of units vested (in millions)	$0.4	$1.2	$2.1
Units outstanding at end of period (in thousands)	53	138	750
During the year ended December 31, 2012:
Common stock units issued for vested units (in thousands)	3	33	172
Fair value of units vested (in millions)	$0.3	$0.7	$1.2
Units outstanding at end of period (in thousands)	45	124	484

The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands):

	Phantom Shares		Restricted Stock		LTIP Units
		Weighted Average		Weighted Average		Weighted Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested at December 31, 2011	14	$22.84	87	$19.88	253	$20.16
Granted	18	23.52	71	22.48	181	22.56
Vested	(14)	22.84	(33)	20.24	(59)	20.28
Forfeited	-	-	(1)	21.32	-	-
Unvested at December 31, 2012	18	$23.52	124	$21.28	375	$20.56
Granted	14	30.68	71	28.52	266	27.48
Vested	(18)	23.52	(47)	20.08	(198)	22.92
Forfeited	-	-	(10)	24.08	-	-
Unvested at December 31, 2013	14	$30.68	138	$25.20	443	$24.16
Granted	16	31.28	83	29.84	154	27.69
Vested	(14)	30.68	(48)	23.93	(140)	23.16
Forfeited	-	-	(9)	27.80	-	-
Unvested at December 31, 2014	16	$31.28	164	$27.77	457	$25.66

Stock Options

The Company may grant stock options to certain employees pursuant to our Long-Term Incentive Plan, as amended. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. No stock options were granted under our Long-Term Incentive Plan, as amended, prior to 2007. During the year ended December 31, 2014, we issued approximately 56,000 shares of common stock upon the exercise of options to purchase DCT’s common stock by certain employees. There were no options granted during the years ended December 31, 2014, 2013 and 2012.

Independent Director Option Plan

Prior to October 6, 2006, we granted stock options under the Independent Director Option Plan, which we used in an effort to attract and retain qualified independent directors. No options were issued under this plan subsequent to 2006.

Stock Options Summary Table

Stock options granted under the Long-Term Incentive Plan, as amended, and the Independent Director Option Plan are amortized on a straight-line basis over the service period during which the right to exercise such options fully vests.

The following table describes total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2014, 2013 and 2012, as well as the total options exercisable as of December 31, 2014 (number of options and intrinsic value in thousands):

				Weighted Average
				Fair Value	Weighted Average
	Independent		Weighted Average	of Options	Remaining
	Director	Long-Term	Option Price	Granted	Contractual
	Option Plan	Incentive Plan	Per Share	During the Year	Life (Years)	Intrinsic Value
Issued and Outstanding as of December 31, 2011	16	759	$25.92
Granted	-	-	-	$-
Exercised	-	(80)	13.96			$846
Forfeited and/or expired	-	(3)	33.08
Issued and Outstanding as of December 31, 2012	16	676	$27.28
Granted	-	-	-	$-
Exercised	-	(25)	17.48			$309
Forfeited and/or expired	(5)	(5)	37.48
Issued and Outstanding as of December 31, 2013	11	646	$27.48
Granted	-	-	-	$-
Exercised	-	(192)	16.82			$3,154
Forfeited and/or expired	(2)	(3)	38.75
Issued and Outstanding as of December 31, 2014	9	451	$31.78		3.3	$2,679
Exercisable as of December 31, 2014	9	431	$32.23		3.2	$2,410

Equity Compensation Expense

The following table summarizes the amount recorded in “General and administrative” expense in our Consolidated Statement of Operations for the amortization of phantom shares, restricted stock, LTIP Units and stock options (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Phantom Shares	$0.5	$0.4	$0.4
Restricted Stock	1.5	1.2	1.0
LTIP Units	3.9	3.3	2.5
Stock Options	0.1	0.2	0.4
Total Equity Compensation Expense	6.0	5.1	4.3
Less Amount Capitalized Due to Development and Leasing Activities	(1.2)	(1.1)	(0.7)
Net Equity Compensation	$4.8	$4.0	$3.6

The following table summarizes the remaining unrecognized expense and remaining period over which we expect to amortize the expense as of December 31, 2014 related to phantom shares, restricted stock, LTIP Units and stock options (dollars in millions):

	Unrecognized Expense	Remaining Period
	as of December 31, 2014	to Recognize Expense
Phantom Shares	$0.2	4 months
Restricted Stock	$3.3	2.6 years
LTIP Units	$6.9	2.4 years
Stock Options	$0.1	1 month

Note 12 – Related Party Transactions

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

During 2014, we completed the construction and disposition of two buildings. See “Note 3 – Investment in Properties” for additional information

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

Note 13 – Income and Other Taxes

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

Summary of Current and Deferred Income Taxes

Components of the provision (benefit) for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Income tax expense (benefit)
Current:
Federal	$89	$51	$26
State	735	813	825
Foreign	105	(11)	62
Total current tax expense (benefit)	$929	$853	$913

Deferred:
Federal	$(875)	$(755)	$(188)
State	(239)	(41)	(9)
Total deferred tax expense (benefit)	$(1,114)	$(796)	$(197)

Total income tax expense (benefit)	$(185)	$57	$716

Consolidated Statements of Operations classification
Continuing operations expense (benefit)	$(217)	$68	$671
Discontinued operations expense (benefit)	$32	$(11)	$45

Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable local laws and regulations, taking into account provisions of applicable double tax treaties. During the years ended December 31, 2014, 2013, and 2012, we incurred $105,000, $(11,000) and $62,000 of foreign income tax (benefit) expenses, respectively, resulting from our operations in Mexico, which were disposed of during 2013.

Deferred Income Taxes

Deferred income taxes represent the tax effect of temporary differences between the book and tax basis of assets and liabilities. As of December 31, 2014, we had recorded a $2.2 million deferred tax asset, net of valuation allowance of $1.7 million, included in the Consolidated Balance Sheets in “Other assets, net”, and a $0.9 million deferred tax liability, included in the Consolidated Balance Sheets in “Other liabilities”, for federal and state income taxes on our taxable REIT subsidiaries. For the year ended December 31, 2014, net deferred taxes decreased by $0.1 million. $1.1 million of income tax benefit is included in “Income tax benefit (expense) and other taxes” and $1.2 million of tax expense is included in “Development profit, net of taxes” in our Consolidated Statements of Operations.  As of December 31, 2013, we had recorded a $2.3 million deferred tax asset, net of valuation allowance of $2.3 million, and a $0.8 million deferred tax liability for federal and state income taxes on our taxable REIT subsidiaries. Deferred tax assets (liabilities) were as follows (in thousands):

	As of December 31,
	2014	2013
Deferred taxes:
Depreciation and amortization	$1,879	$1,673
Section 163(j) interest limitations	1,376	1,835
Basis difference - investments in unconsolidated joint ventures	507	560
Net operating loss carryforwards	62	511
Other	137	(5)
Total deferred tax assets	$3,961	$4,574
Valuation allowance	(1,716)	(2,274)
Net deferred income tax assets	$2,245	$2,300

Basis difference - investment in properties	$(509)	$(509)
Basis difference - straight-line rent	(390)	(340)
Total deferred tax liabilities	$(899)	$(849)

Net deferred taxes	$1,346	$1,451

Note 14 – Segment Information

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. The following segment disclosures exclude the results from discontinued operations (see “Note 15 – Discontinued Operations and Assets Held for Sale” for additional information).

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Segments:
East assets	$1,010,263	$1,026,416
Central assets	1,067,616	1,034,814
West assets	1,245,990	1,018,246
Total segment net assets	3,323,869	3,079,476
Non-segment assets:
Non-segment cash and cash equivalents	16,653	25,671
Other non-segment assets (1)	111,012	152,620
Assets held for sale (2)	-	8,196
Total assets	$3,451,534	$3,265,963
(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

The following table sets forth the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
East	$111,624	$95,682	$82,909
Central	128,567	111,017	90,037
West	94,596	79,519	63,893
Rental revenues	334,787	286,218	236,839
Institutional capital management and other fees	1,739	2,787	4,059
Total revenues	$336,526	$289,005	$240,898

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Income (loss) from continuing operations” for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
East	$81,955	$69,853	$60,666
Central	87,281	76,327	61,800
West	71,241	60,013	47,983
Property NOI (1)	240,477	206,193	170,449
Institutional capital management and other fees	1,739	2,787	4,059
Gain on business combination	1,000	-	-
Gain on dispositions of real estate interests	39,671	-	-
Real estate related depreciation and amortization	(148,992)	(130,002)	(109,993)
Casualty and involuntary conversion gain	328	296	1,174
Development profit, net of taxes	2,016	268	307
General and administrative	(29,079)	(28,010)	(25,763)
Impairment losses	(5,635)	-	-
Equity in earnings of unconsolidated joint ventures, net	6,462	2,405	1,087
Interest expense	(63,236)	(63,394)	(69,274)
Interest and other income	1,563	274	85
Income tax benefit (expense) and other taxes	217	(68)	(671)
Income (loss) from continuing operations	$46,531	$(9,251)	$(28,540)
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

Note 15 – Discontinued Operations and Assets Held for Sale

Assets Held for Sale

As of December 31, 2014, there were no properties classified as held for sale.

Discontinued Operations

We report results of operations from real estate assets that meet the definition of a component of an entity, have been sold or meet the criteria to be classified as held for sale, for which the disposal or expected disposal represents a strategic shift in operations, as discontinued operations. Real estate assets that meet the definition of a component of an entity and were disposed of or held for sale prior to January 1, 2014 are reported as discontinued operations. See “Note 2 – Summary of Significant Accounting Policies” for additional information regarding discontinued operations and our January 1, 2014 adoption of ASU 2014-08.

As of December 31, 2013, we had one operating property in our Central operating segment classified as held for sale that was subsequently sold in May 2014 and reported as a discontinued operation for the year ended December 31, 2014.

During the year ended December 31, 2014, we sold 37 consolidated operating properties to unrelated third-parties. Twelve of these properties were in the East operating segment and 25 were in the Central operating segment, together totaling approximately 6.4 million square feet.  We recognized gains of approximately $43.9 million on the disposition of 33 properties and recognized impairment losses of approximately $5.4 million on the disposition of 4 properties. The estimated fair values of the impaired properties were based upon the contractual sales price, a Level 2 fair value measurement.

During the year ended December 31, 2013, we sold 51 consolidated operating properties to unrelated third-parties. Three of these properties were in the East operating segment, 47 were in the Central operating segment and one was in the West operating segment, together totaling approximately 6.8 million square feet.  We recognized gains of approximately $33.6 million on the disposition of 36 properties and recognized impairment losses of approximately $13.3 million on the disposition of a portfolio of 15 properties in Dallas. The estimated fair values of the impaired properties were based upon the contractual sales price, a Level 2 fair value measurement.

During the year ended December 31, 2012, we sold 36 operating properties to unrelated third-parties. Sixteen of these properties were in the Central operating segment and 20 were in the East operating segment, together totaling approximately 4.1 million square feet. These sales resulted in gains of approximately $13.4 million and impairment losses totaling approximately $11.4 million. The impairment losses were recorded on a portfolio of 13 properties in Atlanta as the assets’ carrying value exceeded their estimated fair value less costs to sell. The estimated fair value of these properties was based upon the contractual sales price, a Level 2 fair value measurement.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Rental revenues	$429	$17,234	$34,061
Rental expenses and real estate taxes	(19)	(3,538)	(7,735)
Real estate related depreciation and amortization	-	(7,118)	(16,694)
General and administrative	(38)	(157)	(301)
Operating income	372	6,421	9,331
Casualty and involuntary conversion gain	-	-	450
Interest expense	-	-	(129)
Interest and other income (expense)	(19)	(49)	232
Income tax benefit (expense) and other taxes	(32)	11	(45)
Operating income and other income	321	6,383	9,839
Gain on dispositions of real estate interests	5,528	33,619	13,383
Impairment losses	(132)	(13,279)	(11,422)
Income from discontinued operations	$5,717	$26,723	$11,800

Note 16 – Quarterly Results (Unaudited)

DCT

The following tables presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2014 and 2013 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Total revenues	$83,383	$83,610	$84,607	$84,926	$336,526
Total operating expenses	$73,225	$67,948	$68,443	$68,072	$277,688
Operating income	$10,158	$15,662	$16,164	$16,854	$58,838
Income from continuing operations	$459	$2,055	$12,858	$31,159	$46,531
Income from discontinued operations	$9	$5,215	$352	$141	$5,717
Net income attributable to common stockholders	$317	$6,801	$12,409	$29,637	$49,164
Earnings per common share – basic:
Income from continuing operations	$0.00	$0.03	$0.15	$0.34	$0.52
Income from discontinued operations	$0.00	$0.06	$0.00	$0.00	$0.06
Net income attributable to common stockholders	$0.00	$0.09	$0.15	$0.34	$0.58
Earnings per common share – diluted:
Income from continuing operations	$0.00	$0.03	$0.15	$0.34	$0.52
Income from discontinued operations	$0.00	$0.06	$0.00	$0.00	$0.06
Net income attributable to common stockholders	$0.00	$0.09	$0.15	$0.34	$0.58
Basic common shares outstanding	80,986	82,280	83,391	86,406	83,280
Diluted common shares outstanding	81,249	82,563	83,691	86,728	83,572

	For the Quarter Ended				For the Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Total revenues	$68,121	$70,031	$73,730	$77,123	$289,005
Total operating expenses	$55,406	$59,566	$58,480	$64,289	$237,741
Operating income	$12,715	$10,465	$15,250	$12,834	$51,264
Income (loss) from continuing operations	$(3,430)	$(4,551)	$1,010	$(2,280)	$(9,251)
Income (loss) from discontinued operations	$5,066	$16,218	$(11,793)	$17,232	$26,723
Net income (loss) attributable to common stockholders	$1,279	$10,809	$(10,157)	$13,939	$15,870
Earnings per common share – basic:
Income (loss) from continuing operations	$(0.05)	$(0.06)	$0.01	$(0.03)	$(0.13)
Income (loss) from discontinued operations	$0.07	$0.21	$(0.15)	$0.20	$0.33
Net income (loss) attributable to common stockholders	$0.02	$0.15	$(0.14)	$0.17	$0.20
Earnings per common share – diluted:
Income (loss) from continuing operations	$(0.05)	$(0.06)	$0.01	$(0.03)	$(0.13)
Income (loss) from discontinued operations	$0.07	$0.21	$(0.15)	$0.20	$0.33
Net income (loss) attributable to common stockholders	$0.02	$0.15	$(0.14)	$0.17	$0.20
Basic common shares outstanding	70,266	72,744	76,192	79,464	74,692
Diluted common shares outstanding	70,266	72,744	76,418	79,464	74,692

Operating Partnership

The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2014 and 2013 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Total revenues	$83,383	$83,610	$84,607	$84,926	$336,526
Total operating expenses	$73,225	$67,948	$68,443	$68,072	$277,688
Operating income	$10,158	$15,662	$16,164	$16,854	$58,838
Income from continuing operations	$459	$2,055	$12,858	$31,159	$46,531
Income from discontinued operations	$9	$5,215	$352	$141	$5,717
Net income attributable to OP Unitholders	$335	$7,167	$13,061	$31,159	$51,722
Earnings per OP Unit – basic:
Income from continuing operations	$0.00	$0.03	$0.15	$0.34	$0.52
Income from discontinued operations	$0.00	$0.06	$0.00	$0.00	$0.06
Net income attributable to OP Unitholders	$0.00	$0.09	$0.15	$0.34	$0.58
Earnings per OP Unit – diluted:
Income from continuing operations	$0.00	$0.03	$0.15	$0.34	$0.52
Income from discontinued operations	$0.00	$0.06	$0.00	$0.00	$0.06
Net income attributable to OP Unitholders	$0.00	$0.09	$0.15	$0.34	$0.58
Basic OP Units outstanding	85,443	86,619	87,679	90,649	87,611
Diluted OP Units outstanding	85,706	86,903	87,979	90,971	87,903

	For the Quarter Ended				For the Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Total revenues	$68,121	$70,031	$73,730	$77,123	$289,005
Total operating expenses	$55,406	$59,566	$58,480	$64,289	$237,741
Operating income	$12,715	$10,465	$15,250	$12,834	$51,264
Income (loss) from continuing operations	$(3,430)	$(4,551)	$1,010	$(2,280)	$(9,251)
Income (loss) from discontinued operations	$5,066	$16,218	$(11,793)	$17,232	$26,723
Net income (loss) attributable to OP Unitholders	$1,372	$11,559	$(10,870)	$14,822	$16,883
Earnings per OP Unit – basic:
Income (loss) from continuing operations	$(0.05)	$(0.06)	$0.01	$(0.03)	$(0.13)
Income (loss) from discontinued operations	$0.07	$0.20	$(0.15)	$0.21	$0.33
Net income (loss) attributable to OP Unitholders	$0.02	$0.14	$(0.14)	$0.18	$0.20
Earnings per OP Unit – diluted:
Income (loss) from continuing operations	$(0.05)	$(0.06)	$0.01	$(0.03)	$(0.13)
Income (loss) from discontinued operations	$0.07	$0.20	$(0.15)	$0.21	$0.33
Net income (loss) attributable to OP Unitholders	$0.02	$0.14	$(0.14)	$0.18	$0.20
Basic OP Units outstanding	75,337	77,656	80,847	83,900	79,462
Diluted OP Units outstanding	75,337	77,656	81,073	83,900	79,462

Note 17 – Condensed Consolidated Financial Information

During October 2013, the Operating Partnership issued $275.0 million aggregate principal amount of 4.50% senior notes at 99.038% of face value in a private placement. The senior notes are jointly and severally, fully and unconditionally guaranteed by DCT and certain of the Company’s wholly owned subsidiaries. During May 2014, we completed the exchange of these notes for SEC registered notes having substantially identical terms.

The following tables present the condensed consolidated financial information for (a) DCT Industrial Trust, Inc. (“Parent” and a guarantor), (b) DCT Industrial Operating Partnership LP (“Subsidiary Issuer”), (c) on a combined basis, the guarantor subsidiaries (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Additional columns present consolidating adjustments and consolidated totals as of December 31, 2014 and 2013 and for years ended December 31, 2014, 2013 and 2012.

As the guarantees were made in connection with our note offering in October 2013, the Subsidiary Guarantors’ condensed consolidated information as of December 31, 2013 and 2012 is presented based on the guarantors as of December 31, 2013. Subsequent to December 31, 2013, certain of our subsidiaries were released from their guarantees, primarily due to the disposition of properties. These changes in guarantors were reflected prospectively.

Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

Investments in consolidated subsidiaries are accounted for using the equity method for purposes of the combined presentation. The consolidated adjustments principally relate to the elimination of investments in consolidated subsidiaries and intercompany balances and transactions.

Condensed Consolidated Balance Sheets

December 31, 2014

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$-	$-	$810,864	$140,099	$-	$950,963
Buildings and improvements	-	-	2,417,847	370,112	-	2,787,959
Intangible lease assets	-	-	66,373	20,142	-	86,515
Construction in progress	-	-	122,332	12,606	-	134,938
Total investment in properties	-	-	3,417,416	542,959	-	3,960,375
Less accumulated depreciation and amortization	-	-	(598,993)	(104,847)	-	(703,840)
Net investment in properties	-	-	2,818,423	438,112	-	3,256,535
Investments in and advances to unconsolidated joint ventures	-	94,122	606	-	-	94,728
Net investment in real estate	-	94,122	2,819,029	438,112	-	3,351,263
Cash and cash equivalents	-	19,743	-	-	(112)	19,631
Restricted cash	-	3	162	3,614	-	3,779
Deferred loan costs, net	-	7,580	54	392	-	8,026
Straight-line rent and other receivables, net	-	101	46,462	7,620	-	54,183
Other assets, net	-	3,525	6,980	4,147	-	14,652
Intercompany receivables, net	24,706	153,557	9,301	-	(187,564)	-
Investment in subsidiaries	1,749,832	2,770,752	8,175	-	(4,528,759)	-
Assets held for sale	-	-	-	-	-	-
Total assets	$1,774,538	$3,049,383	$2,890,163	$453,885	$(4,716,435)	$3,451,534

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$-	$10,257	$56,918	$16,480	$(112)	$83,543
Intercompany payables, net	-	24,706	26,098	136,760	(187,564)	-
Distributions payable	24,706	1,267	-	-	-	25,973
Tenant prepaids and security deposits	-	-	26,556	3,983	-	30,539
Other liabilities	-	150	11,007	2,921	-	14,078
Intangible lease liabilities, net	-	-	20,419	2,521	-	22,940
Line of credit	-	37,000	-	-	-	37,000
Senior unsecured notes	-	1,122,621	-	-	-	1,122,621
Mortgage notes	-	-	6,025	243,399	-	249,424
Liabilities related to assets held for sale	-	-	-	-	-	-
Total liabilities	24,706	1,196,001	147,023	406,064	(187,676)	1,586,118

Equity:
Stockholders' equity	1,749,832	1,853,382	2,743,140	47,821	(4,644,343)	1,749,832
Noncontrolling interests	-	-	-	-	115,584	115,584
Total equity	1,749,832	1,853,382	2,743,140	47,821	(4,528,759)	1,865,416
Total liabilities and equity	$1,774,538	$3,049,383	$2,890,163	$453,885	$(4,716,435)	$3,451,534

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2014

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$271,130	$63,657	$-	$334,787
Institutional capital management and other fees	-	504	-	1,577	(342)	1,739
Total revenues	-	504	271,130	65,234	(342)	336,526

OPERATING EXPENSES:
Rental expenses	-	-	33,331	7,189	-	40,520
Real estate taxes	-	-	43,037	10,753	-	53,790
Real estate related depreciation and amortization	-	-	121,269	27,723	-	148,992
General and administrative	-	26,573	309	2,197	-	29,079
Impairment losses	-	-	1,193	4,442	-	5,635
Casualty and involuntary conversion gain	-	-	(328)	-	-	(328)
Total operating expenses	-	26,573	198,811	52,304	-	277,688
Operating income (loss)	-	(26,069)	72,319	12,930	(342)	58,838

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	1,966	50	2,016
Equity in earnings (loss) of unconsolidated joint ventures, net	-	6,201	(31)	-	292	6,462
Gain on business combination	-	1,000	-	-	-	1,000
Gain on dispositions of real estate interests	-	1,178	-	38,493	-	39,671
Interest expense	-	(49,332)	(3,736)	(12,591)	2,423	(63,236)
Interest and other income (expense)	-	4,029	(68)	25	(2,423)	1,563
Income tax benefit (expense) and other taxes	-	(552)	940	(171)	-	217
Income (loss) from continuing operations	-	(63,545)	69,424	40,652	-	46,531
Income from discontinued operations	-	-	-	5,717	-	5,717
Equity in earnings of consolidated subsidiaries	49,164	115,267	1,986	-	(166,417)	-
Consolidated net income	49,164	51,722	71,410	46,369	(166,417)	52,248
Net income attributable to noncontrolling interests	-	-	-	-	(3,084)	(3,084)
Net income attributable to common stockholders	49,164	51,722	71,410	46,369	(169,501)	49,164
Distributed and undistributed earnings allocated to participating securities	-	(677)	-	-	-	(677)
Adjusted net income attributable to common stockholders	$49,164	$51,045	$71,410	$46,369	$(169,501)	$48,487

Net income	$49,164	$51,722	$71,410	$46,369	$(166,417)	$52,248
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	-	(626)	-	(533)	-	(1,159)
Net reclassification adjustment on cash flow hedging instruments	-	4,515	-	155	-	4,670
Other comprehensive income (loss)	-	3,889	-	(378)	-	3,511
Comprehensive income	49,164	55,611	71,410	45,991	(166,417)	55,759
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(3,383)	(3,383)
Comprehensive income attributable to common stockholders	$49,164	$55,611	$71,410	$45,991	$(169,800)	$52,376

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2014

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(54,308)	$188,446	$35,968	$(112)	$169,994

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(344,170)	(18,856)	-	(363,026)
Capital expenditures and development activities	-	-	(191,474)	(11,121)	-	(202,595)
Proceeds from dispositions of real estate investments	-	1,992	4,861	271,528	-	278,381
Investments in unconsolidated joint ventures	-	(777)	-	-	-	(777)
Proceeds from casualties and involuntary conversion	-	-	564	42	-	606
Distributions of investments in unconsolidated joint ventures	-	21,436	-	-	-	21,436
Other investing activities	-	6,629	8	(289)	-	6,348
Net cash provided by (used in) investing activities	-	29,280	(530,211)	241,304	-	(259,627)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	266,000	-	-	-	266,000
Repayments of senior unsecured revolving line of credit	-	(268,000)	-	-	-	(268,000)
Principal payments on mortgage notes	-	-	(28,425)	(31,220)	-	(59,645)
Proceeds from issuance of common stock	240,667	240,667	-	-	(240,667)	240,667
Offering costs for issuance of common stock and OP Units	(2,947)	(2,947)	-	-	2,947	(2,947)
Net payments relating to intercompany financing	(145,520)	(120,511)	370,190	(249,679)	145,520	-
Redemption of noncontrolling interests	-	(997)	-	-	-	(997)
Dividends to common stockholders	(92,200)	(92,200)	-	-	92,200	(92,200)
Distributions to noncontrolling interests	-	(5,325)	-	(702)	-	(6,027)
Contributions from noncontrolling interests	-	-	-	201	-	201
Other financing activity	-	(14)	-	-	-	(14)
Net cash provided by (used in) financing activities	-	16,673	341,765	(281,400)	-	77,038
Net change in cash and cash equivalents	-	(8,355)	-	(4,128)	(112)	(12,595)
Cash and cash equivalents, beginning of period	-	28,098	-	4,128	-	32,226
Cash and cash equivalents, end of period	$-	$19,743	$-	$-	$(112)	$19,631

Condensed Consolidated Balance Sheets

December 31, 2013

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$-	$-	$728,556	$155,248	$-	$883,804
Buildings and improvements	-	-	2,192,623	423,256	-	2,615,879
Intangible lease assets	-	-	56,429	26,329	-	82,758
Construction in progress	-	-	75,235	13,375	-	88,610
Total investment in properties	-	-	3,052,843	618,208	-	3,671,051
Less accumulated depreciation and amortization	-	-	(543,781)	(110,316)	-	(654,097)
Net investment in properties	-	-	2,509,062	507,892	-	3,016,954
Investments in and advances to unconsolidated joint ventures	-	124,285	638	-	-	124,923
Net investment in real estate	-	124,285	2,509,700	507,892	-	3,141,877
Cash and cash equivalents	-	28,098	-	4,128	-	32,226
Restricted cash	-	8,841	340	3,440	-	12,621
Deferred loan costs, net	-	9,737	-	514	-	10,251
Straight-line rent and other receivables, net	-	82	37,800	8,365	-	46,247
Other assets, net	-	3,313	7,343	3,889	-	14,545
Intercompany receivables, net	22,472	137,000	-	-	(159,472)	-
Investment in subsidiaries	1,543,806	2,540,233	11,965	-	(4,096,004)	-
Assets held for sale	-	-	8,196	-	-	8,196
Total assets	$1,566,278	$2,851,589	$2,575,344	$528,228	$(4,255,476)	$3,265,963

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$-	$11,140	$36,985	$15,156	$-	$63,281
Intercompany payables, net	-	22,472	44,448	92,552	(159,472)	-
Distributions payable	22,472	1,320	-	-	-	23,792
Tenant prepaids and security deposits	-	-	24,289	4,253	-	28,542
Other liabilities	-	93	7,177	2,852	-	10,122
Intangible lease liabilities, net	-	-	17,646	2,743	-	20,389
Line of credit	-	39,000	-	-	-	39,000
Senior unsecured notes	-	1,122,407	-	-	-	1,122,407
Mortgage notes	-	-	34,480	256,480	-	290,960
Liabilities related to assets held for sale	-	-	278	-	-	278
Total liabilities	22,472	1,196,432	165,303	374,036	(159,472)	1,598,771

Equity:
Stockholders' equity	1,543,806	1,655,157	2,410,041	154,192	(4,219,390)	1,543,806
Noncontrolling interests	-	-	-	-	123,386	123,386
Total equity	1,543,806	1,655,157	2,410,041	154,192	(4,096,004)	1,667,192
Total liabilities and equity	$1,566,278	$2,851,589	$2,575,344	$528,228	$(4,255,476)	$3,265,963

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2013

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$233,250	$52,968	$-	$286,218
Institutional capital management and other fees	-	974	-	2,149	(336)	2,787
Total revenues	-	974	233,250	55,117	(336)	289,005

OPERATING EXPENSES:
Rental expenses	-	-	30,760	5,217	-	35,977
Real estate taxes	-	-	35,096	8,952	-	44,048
Real estate related depreciation and amortization	-	-	104,840	25,162	-	130,002
General and administrative	-	26,533	416	1,061	-	28,010
Casualty and involuntary conversion (gain) loss	-	-	(353)	57	-	(296)
Total operating expenses	-	26,533	170,759	40,449	-	237,741
Operating income (loss)	-	(25,559)	62,491	14,668	(336)	51,264

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	268	-	268
Equity in earnings of unconsolidated joint ventures, net	-	2,050	20	-	335	2,405
Interest expense	-	(47,590)	(5,154)	(13,318)	2,668	(63,394)
Interest and other income	-	2,679	12	5,762	(8,179)	274
Income tax benefit (expense) and other taxes	-	(675)	853	(246)	-	(68)
Income (loss) from continuing operations	-	(69,095)	58,222	7,134	(5,512)	(9,251)
Income from discontinued operations	-	-	867	20,344	5,512	26,723
Equity in earnings of consolidated subsidiaries	15,870	85,978	193	-	(102,041)	-
Consolidated net income	15,870	16,883	59,282	27,478	(102,041)	17,472
Net income attributable to noncontrolling interests	-	-	-	-	(1,602)	(1,602)
Net income attributable to common stockholders	15,870	16,883	59,282	27,478	(103,643)	15,870
Distributed and undistributed earnings allocated to participating securities	-	(692)	-	-	-	(692)
Adjusted net income attributable to common stockholders	$15,870	$16,191	$59,282	$27,478	$(103,643)	$15,178

Net income	$15,870	$16,883	$59,282	$27,478	$(102,041)	$17,472
Other comprehensive income
Net derivative gain on cash flow hedging instruments	-	552	-	123	-	675
Net reclassification adjustment on cash flow hedging instruments	-	4,490	-	-	-	4,490
Other comprehensive income	-	5,042	-	123	-	5,165
Comprehensive income	15,870	21,925	59,282	27,601	(102,041)	22,637
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(2,403)	(2,403)
Comprehensive income attributable to common stockholders	$15,870	$21,925	$59,282	$27,601	$(104,444)	$20,234

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2013

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(48,411)	$168,058	$33,246	$-	$152,893

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(382,379)	(20,344)	-	(402,723)
Capital expenditures and development activities	-	-	(137,622)	(15,300)	-	(152,922)
Proceeds from dispositions of real estate investments	-	-	-	258,224	-	258,224
Investments in unconsolidated joint ventures	-	(2,756)	-	-	-	(2,756)
Proceeds from casualties and involuntary conversion	-	-	6,370	1,898	-	8,268
Distributions of investments in unconsolidated joint ventures	-	2,175	-	-	-	2,175
Other investing activities	-	(10,995)	7	(336)	-	(11,324)
Net cash provided by (used in) investing activities	-	(11,576)	(513,624)	224,142	-	(301,058)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	426,000	-	-	-	426,000
Repayments of senior unsecured revolving line of credit	-	(497,000)	-	-	-	(497,000)
Proceeds from senior unsecured notes	-	497,355	-	-	-	497,355
Repayments of senior unsecured notes	-	(400,000)	-	-	-	(400,000)
Proceeds from mortgage notes	-	-	9,303	7,195	-	16,498
Principal payments on mortgage notes	-	-	(32,440)	(8,304)	-	(40,744)
Proceeds from issuance of common stock	267,453	267,453	-	-	(267,453)	267,453
Offering costs for issuance of common stock and OP Units	(8,878)	(8,878)	-	-	8,878	(8,878)
Net payments relating to intercompany financing	(176,144)	(113,751)	368,606	(254,855)	176,144	-
Redemption of noncontrolling interests	-	(1,500)	-	-	-	(1,500)
Dividends to common stockholders	(82,431)	(82,431)	-	-	82,431	(82,431)
Distributions to noncontrolling interests	-	(5,949)	-	(1,027)	-	(6,976)
Contributions from noncontrolling interests	-	-	-	723	-	723
Other financing activity	-	(4,376)	-	1,571	-	(2,805)
Net cash provided by (used in) financing activities	-	76,923	345,469	(254,697)	-	167,695
Net change in cash and cash equivalents	-	16,936	(97)	2,691	-	19,530
Cash and cash equivalents, beginning of period	-	11,162	97	1,437	-	12,696
Cash and cash equivalents, end of period	$-	$28,098	$-	$4,128	$-	$32,226

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2012

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$195,726	$41,113	$-	$236,839
Institutional capital management and other fees	-	2,147	-	2,405	(493)	4,059
Total revenues	-	2,147	195,726	43,518	(493)	240,898

OPERATING EXPENSES:
Rental expenses	-	-	25,689	4,609	-	30,298
Real estate taxes	-	-	29,134	6,958	-	36,092
Real estate related depreciation and amortization	-	-	89,286	20,707	-	109,993
General and administrative	-	23,893	247	1,623	-	25,763
Casualty and involuntary conversion gain	-	-	(1,123)	(51)	-	(1,174)
Total operating expenses	-	23,893	143,233	33,846	-	200,972
Operating income (loss)	-	(21,746)	52,493	9,672	(493)	39,926

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	307	-	307
Equity in earnings (loss) of unconsolidated joint ventures, net	-	622	(28)	-	493	1,087
Interest expense	-	(52,699)	(7,441)	(12,777)	3,643	(69,274)
Interest and other income (expense)	-	4,186	11	6,776	(10,888)	85
Income tax benefit (expense) and other taxes	-	(736)	161	(96)	-	(671)
Income (loss) from continuing operations	-	(70,373)	45,196	3,882	(7,245)	(28,540)
Income from discontinued operations	-	-	654	4,416	6,730	11,800
Equity in earnings (loss) of consolidated subsidiaries	(15,086)	54,420	52	-	(39,386)	-
Consolidated net income	(15,086)	(15,953)	45,902	8,298	(39,901)	(16,740)
Net income attributable to noncontrolling interests	-	-	-	-	1,654	1,654
Net income (loss) attributable to common stockholders	(15,086)	(15,953)	45,902	8,298	(38,247)	(15,086)
Distributed and undistributed earnings allocated to participating securities	-	(524)	-	-	-	(524)
Adjusted net income (loss) attributable to common stockholders	$(15,086)	$(16,477)	$45,902	$8,298	$(38,247)	$(15,610)

Net income (loss)	$(15,086)	$(15,953)	$45,902	$8,298	$(39,901)	$(16,740)
Other comprehensive loss
Net derivative loss on cash flow hedging instruments	-	(6,776)	-	-	-	(6,776)
Net reclassification adjustment on cash flow hedging instruments	-	2,098	-	-	-	2,098
Other comprehensive loss	-	(4,678)	-	-	-	(4,678)
Comprehensive income (loss)	(15,086)	(20,631)	45,902	8,298	(39,901)	(21,418)
Comprehensive income attributable to noncontrolling interests	-	-	-	-	902	902
Comprehensive income (loss) attributable to common stockholders	$(15,086)	$(20,631)	$45,902	$8,298	$(38,999)	$(20,516)

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2012

(in thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(56,246)	$130,298	$45,419	$(515)	$118,956

INVESTING ACTIVITIES:
Real estate acquisitions	-	601	(239,248)	(121,355)	-	(360,002)
Capital expenditures and development activities	-	-	(77,342)	(18,753)	-	(96,095)
Proceeds from dispositions of real estate investments	-	-	25	153,722	-	153,747
Investments in unconsolidated joint ventures	-	(19,403)	(14)	-	-	(19,417)
Proceeds from casualties and involuntary conversion	-	-	1,093	(412)	-	681
Distributions of investments in unconsolidated joint ventures	-	22,877	-	-	-	22,877
Other investing activities	-	-	(673)	(256)	-	(929)
Net cash provided by (used in) investing activities	-	4,075	(316,159)	12,946	-	(299,138)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	450,000	-	-	-	450,000
Repayments of senior unsecured revolving line of credit	-	(340,000)	-	-	-	(340,000)
Proceeds from senior unsecured notes	-	90,000	-	-	-	90,000
Principal payments on mortgage notes	-	-	(45,449)	(27,223)	-	(72,672)
Settlement of cash flow hedge	-	(33,550)	-	-		(33,550)
Proceeds from issuance of common stock	177,628	177,628	-	-	(177,628)	177,628
Offering costs for issuance of common stock and OP Units	(6,361)	(6,361)	-	-	6,361	(6,361)
Net payments relating to intercompany financing	(100,346)	(204,615)	231,167	(27,067)	100,861	-
Redemption of noncontrolling interests	-	(3,293)	-	-	-	(3,293)
Dividends to common stockholders	(70,921)	(70,921)	-	-	70,921	(70,921)
Distributions to noncontrolling interests	-	(7,025)	-	(31)	-	(7,056)
Contributions from noncontrolling interests	-	-	-	30	-	30
Other financing activity	-	(2,089)	-	(1,672)	-	(3,761)
Net cash provided by (used in) financing activities	-	49,774	185,718	(55,963)	515	180,044
Net change in cash and cash equivalents	-	(2,397)	(143)	2,402	-	(138)
Cash and cash equivalents, beginning of period	-	13,559	240	(965)	-	12,834
Cash and cash equivalents, end of period	$-	$11,162	$97	$1,437	$-	$12,696

Note 18 – Subsequent Events

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company(4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2014
Property	Number of Buildings	Encum- brances (5)	Land	Building and Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
Newpoint I	1	$-	$2,143	$12,908	$15,051	$(857)	(2)	$2,088	$12,106	$14,194	$(4,028)	03/31/04	1997
Eagles Landing	1	-	2,595	13,475	16,070	(305)	(2)	2,595	13,170	15,765	(5,257)	06/08/04	2003
Southcreek	4	6,234	7,843	45,385	53,228	6,990		8,342	51,876	60,218	(17,957)	6/8/2004-2/13/2009	1999-2006
Breckinridge Industrial	2	-	1,950	10,159	12,109	(930)	(2)	1,950	9,229	11,179	(2,908)	10/01/04	2000
Westgate Industrial	1	-	2,140	4,801	6,941	1,713		2,140	6,514	8,654	(2,147)	10/01/04	1988
Westpark Industrial	1	-	815	2,709	3,524	326		815	3,035	3,850	(1,117)	10/01/04	1981
Cobb Industrial	2	-	1,120	5,249	6,369	26		1,120	5,275	6,395	(1,630)	10/01/04	1996
Cabot Parkway Industrial	1	-	1,103	6,616	7,719	(329)	(2)	1,103	6,287	7,390	(1,843)	10/01/04	2000
Atlanta NE Portfolio	1	3,735	1,197	9,647	10,844	(273)	(2)	1,197	9,374	10,571	(3,052)	11/05/04	1987
Northmont Parkway	5	3,833	4,556	22,726	27,282	2,135		4,556	24,861	29,417	(8,313)	12/03/04	2003
Fulton Industrial Boulevard	3	-	1,850	13,480	15,330	1,764		1,850	15,244	17,094	(6,937)	07/21/05	1973-1996
Penney Road	1	-	401	4,145	4,546	342		401	4,487	4,888	(1,522)	07/21/05	2001
Southfield Parkway	1	1,632	523	3,808	4,331	69		523	3,877	4,400	(1,193)	07/21/05	1994
Livingston Court	1	-	342	2,523	2,865	580		342	3,103	3,445	(1,372)	07/21/05	1985
Peterson Place	2	-	321	4,144	4,465	(20)	(2)	321	4,124	4,445	(1,483)	07/21/05	1984
McGinnis Ferry	1	-	700	6,855	7,555	1,583		691	8,447	9,138	(2,198)	07/21/05	1993
South Royal Atlanta Drive	1	-	174	1,896	2,070	181		174	2,077	2,251	(798)	07/21/05	1986
Buford Development	1	2,694	1,370	7,151	8,521	1,879		1,370	9,030	10,400	(2,782)	03/31/06	2006
Evergreen Boulevard	2	8,683	3,123	14,265	17,388	2,396		3,123	16,661	19,784	(4,375)	06/09/06	1999
Pleasantdale	1	-	790	1,503	2,293	312		819	1,786	2,605	(424)	07/11/11	1995
Evergreen Drive	1	-	1,580	7,359	8,939	2,325		1,580	9,684	11,264	(1,067)	04/10/12	2001
Johnson Road	2	-	1,372	4,707	6,079	262		1,372	4,969	6,341	(705)	03/28/13	2007
Southfield	1	-	954	3,153	4,107	184		954	3,337	4,291	(518)	05/10/13	1997
Battle Drive	1	-	4,950	13,990	18,940	64		4,950	14,054	19,004	(1,019)	10/03/13	1999
Cobb International Blvd	1	-	1,790	6,403	8,193	-		1,790	6,403	8,193	(108)	10/21/14	1990
TOTAL ATLANTA MARKET	39	26,811	45,702	229,057	274,759	20,417		46,166	249,010	295,176	(74,753)
Delta Portfolio	4	2,801	5,110	22,549	27,659	2,216		5,047	24,828	29,875	(7,548)	04/12/05	1986-1993
Charwood Road	1	4,582	1,960	10,261	12,221	800		1,960	11,061	13,021	(3,708)	07/21/05	1986
Greenwood Place	2	4,635	2,566	12,918	15,484	1,112		2,566	14,030	16,596	(4,487)	07/21/05	1978-1984
Guilford Road	1	-	1,879	6,650	8,529	2,139		1,879	8,789	10,668	(3,349)	06/09/06	1989
Bollman Place	1	-	1,654	6,202	7,856	485		1,654	6,687	8,341	(1,927)	06/09/06	1986
Dulles	6	-	11,125	34,066	45,191	2,778		11,125	36,844	47,969	(7,267)	08/04/06	2007-2012
Beckley	1	-	3,002	10,700	13,702	869		3,002	11,569	14,571	(2,832)	09/10/10	1992
Dorsey Rd	1	8,200	3,676	9,475	13,151	1		3,677	9,475	13,152	-	12/18/14	1988
TOTAL BALTIMORE/ WASHINGTON D.C. MARKET	17	20,218	30,972	112,821	143,793	10,400		30,910	123,283	154,193	(31,118)
Marine Drive	1	-	2,764	17,419	20,183	9		2,764	17,428	20,192	(1,328)	05/10/13	1994
TOTAL CHARLOTTE MARKET	1	-	2,764	17,419	20,183	9		2,764	17,428	20,192	(1,328)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company(4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2014
Property	Number of Buildings	Encum- brances (5)	Land	Building and Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
Gary Ave	1	-	3,191	18,505	21,696	2,299		3,191	20,804	23,995	(5,696)	01/05/05	2001
Blackhawk Portfolio	5	-	6,671	40,877	47,548	204		6,667	41,085	47,752	(14,905)	06/13/05	1974-1987
East Fabyan Parkway	1	-	1,790	10,929	12,719	467		1,790	11,396	13,186	(5,770)	07/21/05	1975
Frontenac Road	1	-	1,647	5,849	7,496	294		1,647	6,143	7,790	(2,889)	07/21/05	1995
South Wolf Road	1	8,115	4,836	18,794	23,630	3,040		4,836	21,834	26,670	(9,711)	07/21/05	1982
Laramie Avenue	1	3,519	1,442	7,985	9,427	856		1,412	8,871	10,283	(3,917)	07/21/05	1972
Stern Avenue	1	-	505	4,947	5,452	(1,847)	(2)	505	3,100	3,605	(1,854)	07/21/05	1979
Mitchell Court	1	6,639	5,036	8,578	13,614	751		5,036	9,329	14,365	(3,948)	05/01/07	1985
Veterans Parkway	1	-	2,108	7,121	9,229	203		2,108	7,324	9,432	(2,520)	10/20/05	2005
Lunt Avenue	1	-	1,620	1,988	3,608	428		1,620	2,416	4,036	(833)	03/17/06	2005
Mission Street	1	-	1,765	2,377	4,142	320		1,765	2,697	4,462	(1,680)	09/08/08	1991
Wolf Rd	1	-	1,908	2,392	4,300	70		1,930	2,440	4,370	(771)	11/22/10	1971
S Lombard Rd	1	-	1,216	2,136	3,352	2,031		1,216	4,167	5,383	(1,004)	04/15/11	2012
Arthur Avenue	1	-	3,231	1,469	4,700	468		3,203	1,965	5,168	(458)	12/30/11	1959
Center Avenue	1	-	4,128	9,896	14,024	3,792		4,128	13,688	17,816	(2,079)	04/19/12	2000
Greenleaf	1	-	625	952	1,577	3,803		698	4,682	5,380	(427)	10/19/12	1962
Supreme Drive	1	4,577	1,973	5,828	7,801	495		1,973	6,323	8,296	(1,156)	11/15/12	1994
White Oak	1	-	3,114	5,136	8,250	391		3,114	5,527	8,641	(626)	12/10/12	1998
Della Court	1	-	1,278	3,613	4,891	72		1,278	3,685	4,963	(500)	12/27/12	2003
Joliet Road	1	-	5,382	12,902	18,284	1,971		5,382	14,873	20,255	(1,779)	12/27/12	2004
Veterans	1	-	2,009	7,933	9,942	(93)	(2)	2,009	7,840	9,849	(561)	05/10/13	2005
Central Ave	1	-	11,975	2,959	14,934	50		11,975	3,009	14,984	(1,850)	05/10/13	1960
Fox River Business Center	5	-	10,354	32,728	43,082	1,944		10,354	34,672	45,026	(2,584)	10/09/13	1987-2007
Morse Avenue	1	-	2,400	1,119	3,519	111		2,400	1,230	3,630	(415)	10/31/13	1969
Michael Dr	1	-	2,715	6,985	9,700	-		2,715	6,985	9,700	(488)	01/03/14	1984
S Chicago St	1	-	1,565	6,185	7,750	37		1,565	6,222	7,787	(208)	03/14/14	2009
Diehl Rd	1	-	4,593	16,268	20,861	91		4,593	16,359	20,952	(905)	03/28/14	2008
Remington Blvd	3	-	18,154	71,589	89,743	548		18,154	72,137	90,291	(2,558)	3/16/2012-8/1/2014	2000-20012
TOTAL CHICAGO MARKET	38	22,850	107,231	318,040	425,271	22,796		107,264	340,803	448,067	(72,092)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company(4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2014
Property	Number of Buildings	Encum- brances (5)	Land	Building and Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
Park West	5	-	5,893	39,878	45,771	(1,861)	(2)	5,771	38,139	43,910	(12,074)	06/08/04	1997-2003
Northwest Business Center	1	-	299	4,486	4,785	(1,911)	(2)	299	2,575	2,874	(1,091)	05/03/04	1995
New Buffington Road	2	5,039	1,618	8,500	10,118	4,717		1,618	13,217	14,835	(5,848)	07/21/05	1981
Olympic Boulevard	3	-	2,096	11,788	13,884	2,079		2,096	13,867	15,963	(5,459)	07/21/05	1989
Mineola Pike	1	-	625	4,642	5,267	54		625	4,696	5,321	(1,752)	07/21/05	1983
Industrial Road	2	-	629	3,344	3,973	1,368		629	4,712	5,341	(1,859)	07/21/05	1987
Dolwick Drive	1	-	579	4,670	5,249	251		579	4,921	5,500	(1,963)	07/21/05	1979
Best Place	1	-	1,131	5,516	6,647	2,271		1,131	7,787	8,918	(3,080)	07/21/05	1996
Distribution Circle	1	-	688	6,838	7,526	1,764		688	8,602	9,290	(3,235)	07/21/05	1981
Creek Road	1	-	377	4,925	5,302	652		377	5,577	5,954	(2,368)	06/09/06	1983
Power Line Drive	1	-	70	261	331	(3)	(2)	70	258	328	(70)	06/09/06	1984
Foundation Drive	4	-	706	3,471	4,177	411		706	3,882	4,588	(1,405)	06/09/06	1984-1987
Jamike Drive	6	-	1,206	8,887	10,093	1,245		1,206	10,132	11,338	(3,597)	06/09/06	1984-1987
TOTAL CINCINNATI MARKET	29	5,039	15,917	107,206	123,123	11,037		15,795	118,365	134,160	(43,801)
Freeport Parkway	1	-	981	10,392	11,373	(275)	(2)	981	10,117	11,098	(3,076)	12/15/03	1999
Pinnacle	1	-	521	9,683	10,204	(510)	(2)	521	9,173	9,694	(3,011)	12/15/03	2001
Market Industrial	5	-	1,481	15,507	16,988	355		1,481	15,862	17,343	(4,732)	10/01/04	1981-1985
Shiloh Industrial	1	-	459	4,173	4,632	171		459	4,344	4,803	(1,444)	10/01/04	1984
Avenue R Industrial I	1	-	189	2,231	2,420	99		189	2,330	2,519	(763)	10/01/04	1980
Avenue R Industrial II	1	-	271	1,139	1,410	168		271	1,307	1,578	(514)	10/01/04	1980
Westfork Center Industrial	3	-	503	5,977	6,480	510		503	6,487	6,990	(2,064)	10/01/04	1980
Grand River Rd	1	-	1,380	14,504	15,884	(2,426)	(2)	1,380	12,078	13,458	(3,899)	12/03/04	2004
Diplomat Drive	1	-	532	3,136	3,668	2,012		532	5,148	5,680	(2,265)	05/26/05	1986
North 28th Street	1	-	-	6,145	6,145	(810)	(2)	-	5,335	5,335	(2,530)	07/21/05	2000
Esters Boulevard	1	-	-	22,072	22,072	(1,138)	(2)	-	20,934	20,934	(7,741)	07/21/05	1984-1999
West Story Drive	1	-	777	4,646	5,423	598		777	5,244	6,021	(2,421)	07/21/05	1997
Meridian Drive	1	1,201	410	4,135	4,545	349		410	4,484	4,894	(2,140)	07/21/05	1975
Gateway Drive	1	-	463	2,152	2,615	680		463	2,832	3,295	(1,222)	07/21/05	1988
Valwood Parkway	1	-	1,252	6,779	8,031	971		1,252	7,750	9,002	(2,505)	07/21/05	1984-1996
Champion Drive	1	1,378	672	2,598	3,270	1,108		672	3,706	4,378	(1,340)	07/21/05	1984
Sanden Drive	1	-	207	2,258	2,465	443		207	2,701	2,908	(927)	07/21/05	1994
North Great Southwest Parkway	2	2,278	1,384	3,727	5,111	1,869		1,904	5,076	6,980	(1,835)	07/21/05	1963-1964
Royal Lane	1	-	-	3,200	3,200	314		-	3,514	3,514	(1,651)	07/21/05	1986
GSW Gateway Three	1	-	1,669	11,622	13,291	72		1,669	11,694	13,363	(5,324)	01/13/06	2001
Pinnacle Point Drive	1	7,691	3,915	18,537	22,452	4,177		3,915	22,714	26,629	(2,865)	06/29/12	2006
Ashmore Lane	1	-	3,856	16,352	20,208	1,743		3,856	18,095	21,951	(1,970)	12/27/12	2004
La Reunion	1	-	1,469	6,778	8,247	619		1,469	7,397	8,866	(963)	04/09/13	1983
Statesman Drive	1	-	574	1,978	2,552	-		574	1,978	2,552	(238)	08/14/13	1987
Diplomacy	1	-	878	3,057	3,935	104		878	3,161	4,039	(274)	12/20/13	1985
Eisenhower	1	-	1,105	5,684	6,789	313		1,105	5,997	7,102	(497)	12/30/13	2006
511 S Royal Ln	1	-	1,095	4,239	5,334	44		1,095	4,283	5,378	(308)	01/31/14	2003
Airline Dr	1	-	1,111	2,553	3,664	-		1,111	2,553	3,664	-	12/31/14	1991
TOTAL DALLAS MARKET	35	12,548	27,154	195,254	222,408	11,560		27,674	206,294	233,968	(58,519)
Interpark 70	1	-	1,383	7,566	8,949	(659)	(2)	1,383	6,907	8,290	(2,418)	09/30/04	1998
Pecos Street	1	-	1,860	4,821	6,681	184		1,860	5,005	6,865	(1,059)	08/08/11	2003
TOTAL DENVER MARKET	2	-	3,243	12,387	15,630	(475)	(2)	3,243	11,912	15,155	(3,477)
West By Northwest	1	-	1,033	7,564	8,597	(11)	(2)	1,033	7,553	8,586	(2,554)	10/30/03	1997
Bondesen Business Park	7	-	1,007	23,370	24,377	101		988	23,490	24,478	(8,027)	06/03/04	2002
Beltway 8 Business Park	0	-	-	-	-	-		-	-	-	-	6/3/2004-7/1/2005	2001-2003

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company(4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2014
Property	Number of Buildings	Encum- brances (5)	Land	Building and Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
Greens Crossing	3	-	1,225	10,202	11,427	2,068		1,225	12,270	13,495	(4,076)	07/01/05	1998-2000
Gateway at Central Green	2	-	1,079	9,929	11,008	803		1,079	10,732	11,811	(3,773)	09/20/05	2001
Fairbanks Center	1	-	707	5,205	5,912	587		707	5,792	6,499	(1,819)	03/27/06	1999
Bondesen North	4	-	3,345	11,030	14,375	164		2,975	11,564	14,539	(3,254)	06/08/07	2006
Northwest Place	1	-	1,821	11,406	13,227	1,530		1,821	12,936	14,757	(3,912)	06/14/07	1997
Warehouse Center Drive	1	2,864	1,296	6,782	8,078	12		1,296	6,794	8,090	(2,521)	12/03/07	2006
Air Center Drive	1	-	763	1,876	2,639	308		711	2,236	2,947	(634)	11/09/10	1997
Beltway Antoine	7	-	7,058	31,875	38,933	1,132		7,058	33,007	40,065	(8,700)	08/11/11	2007-2008
Proterra	1	-	2,573	8,289	10,862	2,845		2,573	11,134	13,707	(1,368)	08/31/12	2013
Greens Parkway	1	-	704	4,093	4,797	148		704	4,241	4,945	(815)	12/07/11	2007
Claymoore Business Center	2	-	1,491	4,967	6,458	1,158		1,491	6,125	7,616	(1,292)	05/09/12	2001
Pinemont	1	2,450	1,448	6,969	8,417	794		1,448	7,763	9,211	(1,964)	06/29/12	2000
State Highway 225	2	5,755	4,062	10,657	14,719	1,203		4,062	11,860	15,922	(1,901)	12/13/12	1981-1983
Aeropark	1	-	1,723	7,065	8,788	(98)	(2)	1,723	6,967	8,690	(477)	12/06/13	1999
Hollister Rd	1	6,394	3,193	14,693	17,886	3		3,193	14,696	17,889	(637)	06/05/14	1998
Sam Houston Pkwy West	1	-	1,495	3,451	4,946	-		1,495	3,451	4,946	(60)	10/14/14	2002
Airtex Industrial Center	1	-	2,597	12,171	14,768	-		2,597	12,171	14,768	(440)	12/20/11	2013
TOTAL HOUSTON MARKET	39	17,463	38,620	191,594	230,214	12,747		38,179	204,782	242,961	(48,224)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company(4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2014
Property	Number of Buildings	Encum- brances (5)	Land	Building and Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
Plainfield	2	-	3,095	31,369	34,464	725		3,095	32,094	35,189	(9,087)	4/13/2003-4/13/2006	1997-2000
Guion Road	1	-	2,200	11,239	13,439	(272)	(2)	2,200	10,967	13,167	(3,153)	12/15/05	1995
Franklin Road	3	-	2,292	11,949	14,241	5,211		2,292	17,160	19,452	(7,691)	02/27/06	1973
Perry Road	1	-	1,106	7,268	8,374	(182)	(2)	1,106	7,086	8,192	(2,103)	10/10/07	1995
TOTAL INDIANAPOLIS MARKET	7	-	8,693	61,825	70,518	5,482		8,693	67,307	76,000	(22,034)
Riverport	1	-	1,279	8,812	10,091	(957)	(2)	1,279	7,855	9,134	(2,785)	05/03/04	1996
Freeport	1	-	2,523	18,693	21,216	(344)	(2)	2,523	18,349	20,872	(5,318)	03/14/07	1999
Louisville Logistics Center	1	-	2,177	11,932	14,109	(938)	(2)	2,177	10,994	13,171	(2,969)	10/12/07	2002
TOTAL LOUISVILLE MARKET	3	-	5,979	39,437	45,416	(2,239)	(2)	5,979	37,198	43,177	(11,072)
Chickasaw	2	-	1,141	13,837	14,978	(1,053)	(2)	1,141	12,784	13,925	(4,540)	07/22/03	2000-2002
Memphis Portfolio	5	7,938	12,524	73,700	86,224	2,646		12,622	76,248	88,870	(26,882)	2/16/2005-4/6/2005	1997-2000
Deltapoint	1	-	2,299	24,436	26,735	5,533		2,299	29,969	32,268	(7,669)	06/29/07	2006
TOTAL MEMPHIS MARKET	8	7,938	15,964	111,973	127,937	7,126		16,062	119,001	135,063	(39,091)
Miami Service Center	1	-	1,110	3,811	4,921	1,270		1,110	5,081	6,191	(1,881)	04/07/05	1987
Miami Commerce Center	1	2,405	3,050	10,769	13,819	5,291		3,050	16,060	19,110	(5,610)	04/13/05	1991
Northwest 70th Avenue	3	-	11,889	19,972	31,861	5,678		11,889	25,650	37,539	(11,109)	06/09/06	1968-1976
North Andrews Avenue	1	-	6,552	6,101	12,653	1,017		6,552	7,118	13,670	(2,570)	06/09/06	1999
Northwest 30th Terrace	1	-	3,273	4,196	7,469	1,364		3,273	5,560	8,833	(1,237)	02/18/11	1994
Pan America	2	-	6,386	19,497	25,883	692		6,396	20,179	26,575	(2,088)	07/19/11	2013
Northwest 34th Street	1	-	946	3,239	4,185	65		946	3,304	4,250	(528)	06/25/12	2000
Miami Gardens	1	-	4,480	11,842	16,322	(4,341)	(2)	4,480	7,501	11,981	(801)	10/22/13	1969
TOTAL MIAMI MARKET	11	2,405	37,686	79,427	117,113	11,036		37,696	90,453	128,149	(25,824)
Eastgate	1	-	1,445	13,352	14,797	(506)	(2)	1,445	12,846	14,291	(4,153)	03/19/04	2002
Mid South Logistics Center	1	-	1,772	18,288	20,060	470		1,850	18,680	20,530	(5,823)	06/29/04	2001
Rockdale Distribution Center	1	-	2,940	12,188	15,128	6,838		2,940	19,026	21,966	(4,043)	12/28/05	2013
Logistics Way	1	-	621	17,763	18,384	(909)	(2)	621	16,854	17,475	(4,225)	09/28/09	2007
TOTAL NASHVILLE MARKET	4	-	6,778	61,591	68,369	5,893		6,856	67,406	74,262	(18,244)
Brunswick Avenue	1	-	3,665	16,380	20,045	2,515		3,665	18,895	22,560	(5,541)	07/21/05	1986
Campus Drive	1	-	1,366	4,841	6,207	1,086		1,366	5,927	7,293	(2,498)	07/21/05	1975
Hanover Ave	1	-	4,940	8,026	12,966	(232)	(2)	4,940	7,794	12,734	(2,023)	12/28/05	1988
Rockaway	3	-	5,881	12,521	18,402	3,124		5,881	15,645	21,526	(7,204)	12/29/05	1974
Kennedy Drive	1	-	3,044	6,583	9,627	495		3,044	7,078	10,122	(1,753)	04/14/10	2001
Railroad Avenue	1	-	6,494	10,996	17,490	700		6,494	11,696	18,190	(4,184)	01/28/11	1964
Pierce Street	1	-	2,472	4,255	6,727	1,433		2,472	5,688	8,160	(615)	12/27/12	2003
Seaview	1	-	5,910	10,423	16,333	1,253		5,910	11,676	17,586	(990)	12/20/13	1980
TOTAL NEW JERSEY MARKET	10	-	33,772	74,025	107,797	10,374		33,772	84,399	118,171	(24,808)
Eden Rock Industrial	1	-	998	2,566	3,564	339		998	2,905	3,903	(1,374)	10/01/04	1973
Bayside Distribution Center	2	-	6,875	15,254	22,129	624		6,875	15,878	22,753	(4,256)	11/03/04	1998-2000
Fite Court	1	-	5,316	15,499	20,815	1,132		5,316	16,631	21,947	(5,299)	12/28/06	2003
California Logistics Centre	1	-	5,672	20,499	26,171	(2,119)	(2)	5,672	18,380	24,052	(5,201)	04/21/06	2001
Cherry Street	3	-	12,584	24,582	37,166	2,634		12,584	27,216	39,800	(9,806)	06/09/06	1960-1990
Pike Lane	3	-	2,880	8,328	11,208	(41)	(2)	2,880	8,287	11,167	(2,720)	06/09/06	1982
South Vasco Road	1	-	2,572	14,809	17,381	84		2,572	14,893	17,465	(4,423)	06/09/06	1999
McLaughlin Avenue	1	-	3,424	5,507	8,931	360		3,424	5,867	9,291	(2,372)	06/09/06	1975
Park Lane	5	-	10,977	17,216	28,193	310		10,977	17,526	28,503	(7,326)	06/09/06	1960-1966
Valley Drive	4	-	11,238	14,244	25,482	2,547		11,238	16,791	28,029	(6,439)	06/09/06	1960-1971

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company(4)			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/2014
Property	Number of Buildings	Encum- brances (5)	Land	Building and Improvements (1)	Total Costs		Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
Old Country Road	1	-	1,557	1,503	3,060	545	1,557	2,048	3,605	(839)	06/09/06	1969
Cypress Lane	1	-	2,211	2,196	4,407	454	2,211	2,650	4,861	(1,487)	06/09/06	1970
Rollins Road	1	18,520	17,800	17,621	35,421	778	17,659	18,540	36,199	(3,623)	11/04/11	1997
Coliseum Way	1	-	10,229	18,255	28,484	2,738	10,229	20,993	31,222	(2,677)	12/11/12	1967
Alpine Way	1	-	2,321	2,504	4,825	274	2,321	2,778	5,099	(208)	06/25/13	1986
Chrisman Rd	1	-	2,507	48,130	50,637	-	2,507	48,130	50,637	(768)	09/02/14	2004
TOTAL NORTHERN CALIFORNIA MARKET	28	18,520	99,161	228,713	327,874	10,659	99,020	239,513	338,533	(58,818)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company(4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2014
Property	Number of Buildings	Encum- brances (5)	Land	Building and Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
Cypress Park East	2	-	2,627	13,055	15,682	1,498		2,627	14,553	17,180	(4,374)	10/22/04	2000
East Landstreet Road	3	-	2,251	11,979	14,230	1,223		2,251	13,202	15,453	(3,955)	06/09/06	1997-2000
Boggy Creek Road	8	-	8,098	30,984	39,082	2,606		8,098	33,590	41,688	(9,797)	06/09/06	1993-2007
ADC North Phase I	2	-	2,475	11,941	14,416	1,992		2,475	13,933	16,408	(3,250)	12/19/2006-12/20/2006	2008-2009
American Way	1	-	3,603	8,667	12,270	777		3,603	9,444	13,047	(1,993)	08/16/07	1997
Director's Row	1	-	524	2,519	3,043	33		524	2,552	3,076	(828)	03/01/11	1994
GE Portfolio	3	-	4,715	12,513	17,228	1,225		4,715	13,738	18,453	(2,993)	09/01/11	1975-1999
TOTAL ORLANDO MARKET	20	-	24,293	91,658	115,951	9,354		24,293	101,012	125,305	(27,190)
Route 22	1	-	5,183	20,100	25,283	(3,357)	(2)	5,183	16,743	21,926	(5,448)	07/20/05	2003
High Street Portfolio	2	-	3,084	4,741	7,825	661		3,084	5,402	8,486	(2,496)	10/26/05	1975-1988
Independence Avenue	1	-	3,133	17,542	20,675	3,119		3,133	20,661	23,794	(4,845)	12/26/06	1999
Bobali Drive	3	-	4,107	9,288	13,395	621		4,107	9,909	14,016	(3,068)	02/09/07	1998-1999
Snowdrift	1	-	972	3,770	4,742	786		972	4,556	5,528	(656)	12/27/12	1989
Silver Springs	1	-	940	3,120	4,060	99		940	3,219	4,159	(458)	05/10/13	2001
Commerce Circle	1	-	6,449	20,873	27,322	1,569		6,449	22,442	28,891	(2,154)	05/10/13	2006
Bethlehem Crossing	3	-	10,855	35,912	46,767	88		10,855	36,000	46,855	(3,407)	06/28/13	2004-2007
TOTAL PENNSYLVANIA MARKET	13	-	34,723	115,346	150,069	3,586		34,723	118,932	153,655	(22,532)
North Industrial	2	-	4,566	15,899	20,465	1,817		4,566	17,716	22,282	(6,158)	10/01/04	1995-1999
South Industrial I	2	-	2,876	14,120	16,996	1,052		2,829	15,219	18,048	(5,346)	10/01/04	1987
South Industrial II	1	-	1,235	4,902	6,137	(1,168)	(2)	1,235	3,734	4,969	(1,091)	10/01/04	1990
West Southern Industrial	1	-	555	3,376	3,931	(288)	(2)	555	3,088	3,643	(953)	10/01/04	1984
West Geneva Industrial	3	-	413	2,667	3,080	261		413	2,928	3,341	(997)	10/01/04	1981
West 24th Industrial	2	-	870	4,575	5,445	180		870	4,755	5,625	(2,043)	10/01/04	1979-1980
Sky Harbor Transit Center	1	-	2,534	7,597	10,131	(824)	(2)	2,534	6,773	9,307	(2,138)	11/24/04	2002
Roosevelt Distribution Center	1	-	1,154	6,441	7,595	(211)	(2)	1,154	6,230	7,384	(1,650)	05/19/06	1988
North 45th Street	1	-	3,149	5,051	8,200	59		3,149	5,110	8,259	(1,320)	06/30/11	2001
Broadway Industrial Portfolio	3	-	4,725	17,708	22,433	163		4,725	17,871	22,596	(1,890)	08/22/13	1974-1986
South 5th Street	1	-	1,787	7,456	9,243	-		1,787	7,456	9,243	(393)	04/14/14	1986
3405-3445 South 5th Street	5	-	5,007	22,196	27,203	-		5,007	22,196	27,203	(407)	10/17/14	1982-1985
Van Buren	1	-	839	961	1,800	1,568		839	2,529	3,368	(150)	01/11/12	2013
TOTAL PHOENIX MARKET	24	-	29,710	112,949	142,659	2,609		29,663	115,605	145,268	(24,536)
Industry Drive North	2	8,358	5,753	16,039	21,792	2,533		5,753	18,572	24,325	(6,317)	07/21/05	1996
South 228th Street	1	-	3,025	13,694	16,719	1,600		3,025	15,294	18,319	(4,362)	07/21/05	1996
64th Avenue South	1	5,481	3,345	9,335	12,680	779		3,345	10,114	13,459	(3,162)	07/21/05	1996
South 192nd Street	1	-	1,286	3,433	4,719	132		1,286	3,565	4,851	(1,174)	07/21/05	1986
South 212th Street	1	-	3,095	10,253	13,348	556		3,095	10,809	13,904	(3,217)	08/01/05	1996
Southwest 27th Street	1	6,692	4,583	8,353	12,936	382		4,583	8,735	13,318	(4,891)	07/21/05	1995
13610 52nd St	1	-	4,018	9,571	13,589	-		4,018	9,571	13,589	(1,786)	12/01/10	2006
Southwest 27th Street-Alpak	1	-	4,313	4,687	9,000	130		4,313	4,817	9,130	(938)	10/14/11	2003
Milwaukee Avenue	1	-	2,287	7,213	9,500	12		2,278	7,234	9,512	(1,159)	08/31/12	1987
Sumner II	1	-	672	1,178	1,850	465		672	1,643	2,315	(80)	10/15/12	2007
East Park Bldg 5	1	-	980	2,061	3,041	423		980	2,484	3,464	(241)	08/30/13	1997
228th Street	1	-	1,383	2,213	3,596	457		1,383	2,670	4,053	(303)	02/13/14	1989
45th St Court	1	-	1,196	3,304	4,500	51		1,196	3,355	4,551	(193)	03/27/14	1997
Puyallup Industrial Park	4	3,633	10,332	21,423	31,755	530		10,332	21,953	32,285	(1,098)	5/30/2014-9/30/2014	1998-2002
Auburn 44	1	-	997	3,904	4,901	-		997	3,904	4,901	(146)	08/16/13	2014

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company(4)			Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at 12/31/2014
Property	Number of Buildings	Encum- brances (5)	Land	Building and Improvements (1)	Total Costs			Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
Seaway	2	-	3,759	13,743	17,502	-		3,759	13,743	17,502	-	12/23/14	2007
TOTAL SEATTLE MARKET	21	24,164	51,024	130,404	181,428	8,050		51,015	138,463	189,478	(29,067)
Rancho Technology Park	1	-	2,790	7,048	9,838	(358)	(2)	2,790	6,690	9,480	(2,113)	10/16/03	2002
Foothill Business Center	3	-	13,315	9,112	22,427	(543)	(2)	13,315	8,569	21,884	(3,261)	12/09/04	2000
East Slauson Avenue	3	9,009	5,499	14,775	20,274	3,004		5,499	17,779	23,278	(8,755)	07/21/05	1962-1976
Airport Circle	1	-	3,098	8,368	11,466	1,358		3,098	9,726	12,824	(2,893)	07/21/05	1992
Cota Street	1	-	2,802	7,624	10,426	115		2,802	7,739	10,541	(2,607)	07/21/05	1987
Twin Oaks Valley Road	2	-	1,815	7,855	9,670	114		1,815	7,969	9,784	(2,265)	07/21/05	1978-1988
Meyer Canyon	1	-	5,314	9,929	15,243	1,758		5,608	11,393	17,001	(2,929)	06/30/06	2001
Mira Loma	1	-	7,919	6,668	14,587	206		7,919	6,874	14,793	(1,465)	12/23/08	1997
Sycamore Canyon	2	-	6,356	36,088	42,444	1,354		6,356	37,442	43,798	(9,390)	09/09/09	2007
Colombard Ct	1	1,939	1,264	3,237	4,501	(1)	(2)	1,264	3,236	4,500	(1,419)	07/29/10	1990
E Airport Drive	1	-	905	2,744	3,649	4		905	2,748	3,653	(1,044)	12/23/10	1990
Truck Courts	3	-	26,392	17,267	43,659	5		26,392	17,272	43,664	(3,383)	12/29/10	1971-1988
Haven A	1	7,025	5,783	19,578	25,361	(2,068)	(2)	5,783	17,510	23,293	(2,550)	12/31/10	2001
Haven G	1	944	479	1,131	1,610	(190)	(2)	479	941	1,420	(135)	12/31/10	2003
6th and Rochester	1	2,887	3,111	6,428	9,539	(258)	(2)	3,088	6,193	9,281	(1,811)	01/04/11	2001
Palmyrita	2	6,020	3,355	8,665	12,020	(990)	(2)	3,355	7,675	11,030	(1,376)	01/11/11	2006
Central Avenue	1	-	3,898	4,642	8,540	1,692		3,898	6,334	10,232	(1,264)	01/27/11	2011
Byron Road	1	-	2,042	2,715	4,757	326		2,042	3,041	5,083	(615)	04/15/11	1972
Slover	2	-	28,025	45,404	73,429	95		28,025	45,499	73,524	(1,766)	7/28/2011-9/17/2012	2013-2014
White Birch	1	-	5,081	6,177	11,258	642		5,081	6,819	11,900	(1,330)	07/03/12	1984
Pomona Blvd	4	-	6,524	9,630	16,154	2,273		6,524	11,903	18,427	(1,932)	10/31/12	1987-1988
Air Freight Portfolio	3	47,261	29,978	48,469	78,447	2,800		29,928	51,319	81,247	(5,398)	11/15/12	1993-2004
Sampson	1	-	4,848	6,277	11,125	4		4,848	6,281	11,129	(849)	03/20/13	2000
Painter	2	-	8,529	10,413	18,942	144		8,529	10,557	19,086	(1,609)	03/20/13	1966
DCT Jurupa Ranch(6)	0	-	24,012	2,241	26,253	808		24,012	3,049	27,061	(2,242)	08/19/13	N/A
4th Street	1	-	3,349	6,790	10,139	-		3,349	6,790	10,139	(635)	10/15/13	1988
Arthur	1	-	4,043	6,063	10,106	69		4,043	6,132	10,175	(597)	11/27/13	1979
Rutherford Rd	1	-	5,097	8,653	13,750	7		5,097	8,660	13,757	(137)	09/29/14	1999
E. Victoria St	1	-	6,010	6,360	12,370	-		6,010	6,360	12,370	(35)	11/26/14	1970
TOTAL SOUTHERN CALIFORNIA MARKET	44	75,085	221,633	330,351	551,984	12,370		221,854	342,500	564,354	(65,805)
SUB TOTAL CONSOLIDATED OPERATING PROPERTIES	393	233,041	841,019	2,621,477	3,462,496	172,791		841,621	2,793,666	3,635,287	(702,333)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

			Initial Cost to Company(4)				Gross Amount Carried at 12/31/2014
Property	Number of Buildings	Encum- brances (5)	Land	Building and Improvements (1)	Total Costs	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements (1)	Total Costs (3)(6)	Accumulated Depreciation (6)	Acquisition Date	Year Built
7050 Bennington	1	-	1,091	4,167	5,258	1,610	1,091	5,777	6,868	-	08/04/14	1999
777 Mark Street	1	-	5,701	5,681	11,382	1,292	5,701	6,973	12,674	-	08/25/14	1986
9010 Sterling St	1	-	699	1,241	1,940	106	707	1,339	2,046	(5)	12/08/14	1982
2413 Prospect	1	-	4,258	12,548	16,806	238	4,258	12,786	17,044	-	12/30/14	1999
930 New Durham Rd	1	-	1,962	2,361	4,323	521	1,970	2,874	4,844	(2)	10/08/14	1984
1700 Desoto Place	1	-	2,255	4,340	6,595	860	2,255	5,200	7,455	(1,500)	07/01/11	1982
Properties under redevelopment	6	-	15,966	30,338	46,304	4,627	15,982	34,949	50,931	(1,507)
DCT Beltway Tanner Business Park	1	-	3,360	-	3,360	15,300	3,360	15,300	18,660	-
DCT Sumner South Distribution Center	1	-	2,891	-	2,891	8,762	2,891	8,762	11,653	-
8th & Vineyard Land C	0	-	713	-	713	2,657	713	2,657	3,370	-
8th & Vineyard Land E	0	-	549	-	549	2,433	549	2,433	2,982	-
8th & Vineyard Land D	0	-	959	-	959	3,314	959	3,314	4,273	-
DCT White River Corporate Center Phase I	1	-	8,639	-	8,639	31,117	8,639	31,117	39,756	-
DCT Rialto Logistics Center	0	-	19,230	-	19,230	31,646	19,230	31,646	50,876	-
DCT River West	0	-	2,857	-	2,857	15,625	2,857	15,625	18,482	-
DCT White River Corporate Center Phase II South	0	-	816	-	816	3,778	816	3,778	4,594	-
DCT Airtex Industrial Center II	1	-	1,181	-	1,181	5,754	1,181	5,754	6,935	-
DCT Northwest Crossroads Logistics Centre I	0	-	3,201	-	3,201	13,178	3,201	13,178	16,379	-
DCT Northwest Crossroads Logistics Centre II	0	-	2,809	-	2,809	6,456	2,809	6,456	9,265	-
DCT Airport Distribution Center North Building C	1	-	674	-	674	4,132	674	4,132	4,806	-
DCT Freeport North	0	-	1,068	-	1,068	4,518	1,068	4,518	5,586	-
7220 North Sam Houston Parkway West	1	-	2,752	3,080	5,832	215	2,752	3,295	6,047	-
7330 North Sam Houston Parkway West	1	-	4,226	4,772	8,998	324	4,226	5,096	9,322	-
DCT Fife 45 North	0	-	1,117	-	1,117	3,735	1,117	3,735	4,852	-
DCT Fife 45 South	0	-	860	-	860	2,409	860	2,409	3,269	-
DCT Frankford Trade Center	0	-	998	-	998	3,693	998	3,693	4,691	-
DCT O'Hare Logistics Center	0	-	4,035	-	4,035	699	4,035	699	4,734	-
DCT Chrin Commerce Centre	0	-	6,250	-	6,250	5,152	6,250	5,152	11,402	-
Properties under development	7	-	69,185	7,852	77,037	164,897	69,185	172,749	241,934	-
DCT White River Corporate Center Phase II North	0	-	3,810	-	3,810	2,857	3,810	2,857	6,667	-
DCT Fife Distribution Center North	0	-	2,591	-	2,591	1,022	2,591	1,022	3,613	-
DCT Fife Distribution Center South	0	-	3,411	-	3,411	1,714	3,411	1,714	5,125	-
DCT Waters Ridge	0	-	1,784	-	1,784	33	1,784	33	1,817	-
6400 Hollister Road - Expansion	0	-	495	-	495	-	495	-	495	-
Seneca Commerce Center Phase I	0	-	1,421	-	1,421	1,378	1,421	1,378	2,799	-
Seneca Commerce Center Phase II	0	-	1,222	-	1,222	246	1,222	246	1,468	-
Seneca Commerce Center Phase III	0	-	1,137	-	1,137	232	1,137	232	1,369	-
DCT Airport Distribution Center North Building D	0	-	612	-	612	560	612	560	1,172	-
Stonefield Industrial Park-Lnd	0	-	4,959	-	4,959	6	4,959	6	4,965	-
DCT Jurupa Ranch Land	0	-	2,733	-	2,733	-	2,733	-	2,733	-
Properties in pre-development including land held	-	-	24,175	-	24,175	8,048	24,175	8,048	32,223	-
GRAND TOTAL CONSOLIDATED	406	$233,041	$950,345	$2,659,667	$3,610,012	$350,363	$950,963	$3,009,412	$3,960,375	$(703,840)

(1)	Included in Building & Improvements are intangible lease assets and construction in progress.
(2)

Generally these reductions in basis include one or more of the following: i) payments received from seller under master lease agreements and pursuant to GAAP, rental and expense recovery payments under master lease agreements are reflected as a reduction of the basis of the underlying property rather than revenues; ii) write-offs of fixed asset balances due to early lease terminations by contracted customers; iii) write-offs of fully amortized lease related intangible assets and improvements; iv) write-offs of fully amortized tenant leasing costs; and v) other miscellaneous basis adjustments.

(3)	As of December 31, 2014, the aggregate cost for federal income tax purposes of investments in real estate was approximately $3.6 billion.
(4)	For properties developed by DCT, development costs capitalized prior to substantial completion of the properties are included in Initial Costs to Company.
(5)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2014:

Total per Schedule III	$233,041
Unencumbered mortgage notes (secured by letters of credit until substitution properties are encumbered)	11,373
Premiums, net of amortization	5,010
Total mortgage notes	$249,424
(6)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2014 is as follows:

Investments in properties:
Balance at beginning of year	$3,671,051
Assets held for sale	11,383
Balance at beginning of year, including held for sale	3,682,434
Acquisition of properties	404,646
Improvements, including development properties	223,126
Divestiture of properties	(323,773)
Improvements, intangibles, tenant leasing cost write-offs	(25,379)
Impairments	(5,635)
Other adjustments	4,956
Balance at end of year, including held for sale	$3,960,375
Assets held for sale	-
Balance at end of year, excluding held for sale	$3,960,375
Accumulated depreciation and amortization:
Balance at beginning of year	(654,097)
Assets held for sale	(3,474)
Balance at beginning of year, including held for sale	$(657,571)
Depreciation and amortization expense, including discontinued operations	(149,395)
Divestiture of properties	79,221
Improvements, intangibles, tenant leasing cost write-offs	25,379
Other adjustments	(1,474)
Balance at end of year, including held for sale	$(703,840)
Assets held for sale	-
Balance at end of year, excluding held for sale	$(703,840)

EXHIBIT INDEX

Exhibit Number	Description
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
3.7

Articles Supplementary of DCT Industrial Trust Inc. filed with the State Department of Assessments and Taxation of Maryland on May 5, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2014)

3.8	DCT Industrial Trust Inc. Articles Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 17, 2014)
3.9	DCT Industrial Trust Inc. Articles Amendment (incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 17, 2014)
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

10.6	Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 10, 2010)
10.7	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

Exhibit Number	Description
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

10.23	DCT Industrial Trust Inc. Multi-Year Outperformance Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2010)
+10.24	Change in Control Agreement, dated as of August 1, 2014, by and between DCT Industrial Trust Inc. and John Pharris
+21.1	List of Subsidiaries
+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 20, 2015 with respect to DCT Industrial Trust Inc.
+23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 20, 2015 with respect to DCT Operating Partnership LP
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.

Exhibit Number	Description
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity/Consolidated Statements of Changes in Capital, (iv) the Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) financial statement schedule III.

+	Filed herewith
++	Furnished herewith