Form 10-Q
period 2015-03-31
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2015-05-01
CIK 1170991, 1604042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-33201 (DCT Industrial Trust Inc.) 333-195185 (DCT Industrial Operating Partnership LP)

DCT INDUSTRIAL TRUST INC.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

(Exact name of registrant as specified in its charter)

Maryland (DCT Industrial Trust Inc.)	82-0538520
Delaware (DCT Industrial Operating Partnership LP)	82-0538522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, Suite 800 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

As of April 24, 2015, 88,314,259 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2015 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of March 31, 2015, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

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

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 4.6% of the Operating Partnership were owned by executives and non-affiliated limited partners as of March 31, 2015.

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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Land	$971,994	$950,963
Buildings and improvements	2,879,913	2,787,959
Intangible lease assets	90,992	86,515
Construction in progress	90,565	134,938
Total investment in properties	4,033,464	3,960,375
Less accumulated depreciation and amortization	(714,193)	(703,840)
Net investment in properties	3,319,271	3,256,535
Investments in and advances to unconsolidated joint ventures	92,847	94,728
Net investment in real estate	3,412,118	3,351,263
Cash and cash equivalents	10,739	19,631
Restricted cash	3,602	3,779
Deferred loan costs, net	7,486	8,026
Straight-line rent and other receivables, net of allowance for doubtful accounts of $697 and $956, respectively	57,004	54,183
Other assets, net	15,424	14,652
Total assets	$3,506,373	$3,451,534

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$77,552	$83,543
Distributions payable	26,042	25,973
Tenant prepaids and security deposits	28,805	30,539
Other liabilities	18,154	14,078
Intangible lease liabilities, net	23,435	22,940
Line of credit	69,000	37,000
Senior unsecured notes	1,122,676	1,122,621
Mortgage notes	269,477	249,424
Total liabilities	1,635,141	1,586,118

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	-	-
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized 88,166,490 and 88,012,696 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	882	880
Additional paid-in capital	2,764,302	2,762,431
Distributions in excess of earnings	(982,251)	(986,289)
Accumulated other comprehensive loss	(26,505)	(27,190)
Total stockholders’ equity	1,756,428	1,749,832
Noncontrolling interests	114,804	115,584
Total equity	1,871,232	1,865,416
Total liabilities and equity	$3,506,373	$3,451,534

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Rental revenues	$88,062	$82,619
Institutional capital management and other fees	378	764
Total revenues	88,440	83,383

OPERATING EXPENSES:
Rental expenses	10,148	12,402
Real estate taxes	14,505	13,197
Real estate related depreciation and amortization	38,996	36,433
General and administrative	7,336	6,834
Impairment losses	-	4,359
Total operating expenses	70,985	73,225
Operating income	17,455	10,158

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	728
Equity in earnings of unconsolidated joint ventures, net	807	3,613
Gain on acquisitions and dispositions of real estate interests	26,154	2,045
Interest expense	(13,904)	(16,056)
Interest and other income (expense)	(18)	28
Income tax expense and other taxes	(193)	(57)
Income from continuing operations	30,301	459
Income from discontinued operations	-	9
Consolidated net income of DCT Industrial Trust Inc.	30,301	468
Net income attributable to noncontrolling interests	(1,556)	(151)
Net income attributable to common stockholders	28,745	317
Distributed and undistributed earnings allocated to participating securities	(143)	(166)
Adjusted net income attributable to common stockholders	$28,602	$151

EARNINGS PER COMMON SHARE - BASIC
Income from continuing operations	$0.32	$0.00
Income from discontinued operations	0.00	0.00
Net income attributable to common stockholders	$0.32	$0.00

EARNINGS PER COMMON SHARE - DILUTED
Income from continuing operations	$0.32	$0.00
Income from discontinued operations	0.00	0.00
Net income attributable to common stockholders	$0.32	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,090	80,986
Diluted	88,419	81,249

Distributions declared per common share	$0.28	$0.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Consolidated net income of DCT Industrial Trust Inc.	$30,301	$468
Other comprehensive income:
Net derivative loss on cash flow hedging instruments	(513)	(328)
Net reclassification adjustment on cash flow hedging instruments	1,153	1,156
Other comprehensive income	640	828
Comprehensive income	30,941	1,296
Comprehensive income attributable to noncontrolling interests	(1,511)	(265)
Comprehensive income attributable to common stockholders	$29,430	$1,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
	Total	Common Stock		Paid-in	in Excess	Comprehen-	controlling
	Equity	Shares	Amount	Capital	of Earnings	sive Loss	Interests
Balance at December 31, 2014	$1,865,416	88,013	$880	$2,762,431	$(986,289)	$(27,190)	$115,584
Net income	30,301	-	-	-	28,745	-	1,556
Other comprehensive income (loss)	640	-	-	-	-	685	(45)
Issuance of common stock, stock- based compensation plans	(402)	81	1	(403)	-	-	-
Amortization of stock-based compensation	1,494	-	-	448	-	-	1,046
Distributions to common stockholders and noncontrolling interests	(26,179)	-	-	-	(24,707)	-	(1,472)
Redemptions of noncontrolling interests	(38)	72	1	1,826	-	-	(1,865)
Balance at March 31, 2015	$1,871,232	88,166	$882	$2,764,302	$(982,251)	$(26,505)	$114,804

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$30,301	$468
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	38,996	36,433
Gain on acquisitions and dispositions of real estate interests	(26,154)	(2,045)
Distributions of earnings from unconsolidated joint ventures	1,486	1,351
Equity in earnings of unconsolidated joint ventures, net	(807)	(3,613)
Impairment losses	-	4,359
Stock-based compensation	1,063	1,038
Straight-line rent	(1,587)	(2,097)
Other	239	1,692
Changes in operating assets and liabilities:
Other receivables and other assets	(6,033)	4,282
Accounts payable, accrued expenses and other liabilities	(3,332)	(9,179)
Net cash provided by operating activities	34,172	32,689
INVESTING ACTIVITIES:
Real estate acquisitions	(84,139)	(43,229)
Capital expenditures and development activities	(47,543)	(38,693)
Proceeds from dispositions of real estate investments	85,615	2,861
Investments in unconsolidated joint ventures	(91)	(771)
Proceeds from casualties and involuntary conversion	-	205
Distributions of investments in unconsolidated joint ventures	710	16,487
Other investing activities	(813)	6,715
Net cash used in investing activities	(46,261)	(56,425)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	53,000	12,000
Repayments of senior unsecured revolving line of credit	(21,000)	(17,000)
Principal payments on mortgage notes	(2,253)	(5,282)
Proceeds from issuance of common stock	-	44,251
Net settlement on issuance of stock-based compensation awards	(402)	(271)
Offering costs for issuance of common stock and OP Units	-	(559)
Redemption of noncontrolling interests	(38)	(707)
Dividends to common stockholders	(24,673)	(22,440)
Distributions to noncontrolling interests	(1,437)	(1,444)
Other financing activity	-	(13)
Net cash provided by financing activities	3,197	8,535
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,892)	(15,201)
CASH AND CASH EQUIVALENTS, beginning of period	19,631	32,226
CASH AND CASH EQUIVALENTS, end of period	$10,739	$17,025

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$10,384	$12,445
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$3,262	$5,202
Redemptions of OP Units settled in shares of common stock	$1,827	$2,933
Assumption of mortgage notes in connection with real estate acquired	$22,958	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit information)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Land	$971,994	$950,963
Buildings and improvements	2,879,913	2,787,959
Intangible lease assets	90,992	86,515
Construction in progress	90,565	134,938
Total investment in properties	4,033,464	3,960,375
Less accumulated depreciation and amortization	(714,193)	(703,840)
Net investment in properties	3,319,271	3,256,535
Investments in and advances to unconsolidated joint ventures	92,847	94,728
Net investment in real estate	3,412,118	3,351,263
Cash and cash equivalents	10,739	19,631
Restricted cash	3,602	3,779
Deferred loan costs, net	7,486	8,026
Straight-line rent and other receivables, net of allowance for doubtful accounts of $697 and $956, respectively	57,004	54,183
Other assets, net	15,424	14,652
Total assets	$3,506,373	$3,451,534

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$77,552	$83,543
Distributions payable	26,042	25,973
Tenant prepaids and security deposits	28,805	30,539
Other liabilities	18,154	14,078
Intangible lease liabilities, net	23,435	22,940
Line of credit	69,000	37,000
Senior unsecured notes	1,122,676	1,122,621
Mortgage notes	269,477	249,424
Total liabilities	1,635,141	1,586,118

Partners' Capital:
General Partner:
OP Units, 924,569 and 922,131 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	18,870	18,819
Limited Partners:
OP Units, 91,532,364 and 91,290,942 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,868,152	1,863,050
Accumulated other comprehensive loss	(27,794)	(28,487)
Total partners' capital	1,859,228	1,853,382
Noncontrolling interests	12,004	12,034
Total capital	1,871,232	1,865,416
Total liabilities and capital	$3,506,373	$3,451,534

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per unit information)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Rental revenues	$88,062	$82,619
Institutional capital management and other fees	378	764
Total revenues	88,440	83,383

OPERATING EXPENSES:
Rental expenses	10,148	12,402
Real estate taxes	14,505	13,197
Real estate related depreciation and amortization	38,996	36,433
General and administrative	7,336	6,834
Impairment losses	-	4,359
Total operating expenses	70,985	73,225
Operating income	17,455	10,158

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	728
Equity in earnings of unconsolidated joint ventures, net	807	3,613
Gain on acquisitions and dispositions of real estate interests	26,154	2,045
Interest expense	(13,904)	(16,056)
Interest and other income (expense)	(18)	28
Income tax expense and other taxes	(193)	(57)
Income from continuing operations	30,301	459
Income from discontinued operations	-	9
Consolidated net income of DCT Industrial Operating Partnership LP	30,301	468
Net income attributable to noncontrolling interests	(153)	(133)
Net income attributable to OP Unitholders	30,148	335
Distributed and undistributed earnings allocated to participating securities	(143)	(166)
Adjusted net income attributable to OP Unitholders	$30,005	$169

EARNINGS PER OP UNIT - BASIC
Income from continuing operations	$0.32	$0.00
Income from discontinued operations	0.00	0.00
Net income attributable to OP Unitholders	$0.32	$0.00

EARNINGS PER OP UNIT - DILUTED
Income from continuing operations	$0.32	$0.00
Income from discontinued operations	0.00	0.00
Net income attributable to OP Unitholders	$0.32	$0.00

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	92,389	85,443
Diluted	92,718	85,706

Distributions declared per OP Unit	$0.28	$0.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Consolidated net income of DCT Industrial Operating Partnership LP	$30,301	$468
Other comprehensive income:
Net derivative loss on cash flow hedging instruments	(513)	(328)
Net reclassification adjustment on cash flow hedging instruments	1,153	1,156
Other comprehensive income	640	828
Comprehensive income	30,941	1,296
Comprehensive income attributable to noncontrolling interests	(100)	(168)
Comprehensive income attributable to OP Unitholders	$30,841	$1,128

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statement of Changes in Capital

(unaudited, in thousands)

						Accumulated
		General Partner		Limited Partners		Other	Non-
	Total	OP Units		OP Units		Comprehensive	controlling
	Capital	Units	Amount	Units	Amount	Loss	Interests
Balance at December 31, 2014	$1,865,416	922	$18,819	91,291	$1,863,050	$(28,487)	$12,034
Net income	30,301	-	301	-	29,847	-	153
Other comprehensive income (loss)	640	-	-	-	-	693	(53)
Issuance of OP Units, share-based compensation plans	(402)	-	-	244	(402)	-	-
Amortization of share-based compensation	1,494	-	-	-	1,494	-	-
Distributions to OP Unitholders and noncontrolling interests	(26,179)	-	(260)	-	(25,789)	-	(130)
Redemption of limited partner OP Units , net	(38)	-	-	-	(38)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	3	10	(3)	(10)	-	-
Balance at March 31, 2015	$1,871,232	925	$18,870	91,532	$1,868,152	$(27,794)	$12,004

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$30,301	$468
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	38,996	36,433
Gain on acquisitions and dispositions of real estate interests	(26,154)	(2,045)
Distributions of earnings from unconsolidated joint ventures	1,486	1,351
Equity in earnings of unconsolidated joint ventures, net	(807)	(3,613)
Impairment losses	-	4,359
Share-based compensation	1,063	1,038
Straight-line rent	(1,587)	(2,097)
Other	239	1,692
Changes in operating assets and liabilities:
Other receivables and other assets	(6,033)	4,282
Accounts payable, accrued expenses and other liabilities	(3,332)	(9,179)
Net cash provided by operating activities	34,172	32,689
INVESTING ACTIVITIES:
Real estate acquisitions	(84,139)	(43,229)
Capital expenditures and development activities	(47,543)	(38,693)
Proceeds from dispositions of real estate investments	85,615	2,861
Investments in unconsolidated joint ventures	(91)	(771)
Proceeds from casualties and involuntary conversion	-	205
Distributions of investments in unconsolidated joint ventures	710	16,487
Other investing activities	(813)	6,715
Net cash used in investing activities	(46,261)	(56,425)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	53,000	12,000
Repayments of senior unsecured revolving line of credit	(21,000)	(17,000)
Principal payments on mortgage notes	(2,253)	(5,282)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	-	43,692
Net settlement on issuance of share-based compensation awards	(402)	(271)
OP Unit redemptions	(38)	(707)
Distributions paid on OP Units	(25,980)	(23,800)
Distributions paid to noncontrolling interests	(130)	(84)
Other financing activity	-	(13)
Net cash provided by financing activities	3,197	8,535
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,892)	(15,201)
CASH AND CASH EQUIVALENTS, beginning of period	19,631	32,226
CASH AND CASH EQUIVALENTS, end of period	$10,739	$17,025

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$10,384	$12,445
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$3,262	$5,202
Assumption of mortgage notes in connection with real estate acquired	$22,958	$-

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2015, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

On November 17, 2014, we completed a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  All common stock/unit and per share/unit data for all periods presented in this Quarterly Report on Form 10-Q have been restated to give effect to the reverse stock split.

As of March 31, 2015, the Company owned interests in approximately 73.3 million square feet of properties leased to approximately 900 customers, including:

●	61.9 million square feet comprising 400 consolidated operating properties were 95.3% occupied;
●	8.1 million square feet comprising 24 unconsolidated properties were 95.1% occupied and which we operated on behalf of four institutional capital management partners;
●	0.8 million square feet comprising four consolidated properties under redevelopment; and
●	2.5 million square feet comprising 12 consolidated buildings in development.

In addition, the Company has seven projects under construction and several projects in predevelopment.  See Note 3 – Investment in Properties for further details.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2014 and related notes thereto included in our Form 10-K filed on February 20, 2015.

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, the Operating Partnership, their wholly-owned qualified REIT subsidiaries and taxable REIT subsidiaries, and their consolidated joint ventures in which they have a controlling interest.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.6 million and $2.1 million for the three ended March 31, 2015 and 2014, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $21.7 million $20.0 million for the three March 31 2015 and 2014, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.8 million $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was approximately $0.7 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

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

New Accounting Standards

In May 2014, the FASB issued an ASU that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is not permitted. The Company is in the process of evaluating the impact this guidance will have on our Consolidated Financial Statements.

In February 2015, the FASB issued an ASU that modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the potential impact this guidance will have on our Consolidated Financial Statements.

In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  The guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted.  The Company does not expect the ASU to have a material effect on the Company’s results of operations, however, it will impact Consolidated Balance Sheet presentation and Consolidated Financial Statement disclosures related to the Company’s debt issuance costs.

Note 3 – Investment in Properties

Our consolidated investment in properties consists of operating properties, properties under development, redevelopment properties, properties in pre-development and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	March 31,	December 31,
	2015	2014
Operating properties	$3,713,273	$3,635,287
Properties under development	233,207	241,934
Properties under redevelopment	45,269	50,931
Properties in pre-development including land held	41,715	32,223
Total Investment in Properties	4,033,464	3,960,375
Less accumulated depreciation and amortization	(714,193)	(703,840)
Net Investment in Properties	$3,319,271	$3,256,535

Acquisition Activity

During the three months ended March 31, 2015, we acquired nine buildings totaling 1.6 million square feet. These properties located in the Atlanta, Denver and Northern California markets were acquired for a total purchase price of approximately $98.4 million.  In addition, we incurred acquisition costs of approximately $1.3 million during the three months ended March 31, 2015, included in “General and administrative” in our Consolidated Statements of Operations.

Development Activity

Our properties under development include the following:

●

Twelve buildings totaling 2.5 million square feet are currently in lease-up as shell-complete activities have been completed as of March 31, 2015, including two buildings totaling 0.2 million square feet that were shell-complete upon acquisition.  These properties are 10.2% leased based on weighted average square feet; and

●	Four projects under construction totaling 1.6 million square feet and three projects under construction and under contract for sale totaling 0.2 million square feet as of March 31, 2015.

During the three months ended March 31, 2015, we acquired 20.7 acres of land in the Chicago market for approximately $7.3 million that is held for future development.

Disposition Activity

During the three months ended March 31, 2015, we sold six consolidated operating properties totaling 2.3 million square feet from our Memphis market to third-parties for gross proceeds of approximately $86.7 million. We recognized gains of approximately $26.2 million on the disposition of these six properties.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2—Summary of Significant Accounting Policies” for additional information) was approximately $3.9 million and $3.5 million three months ended March 31, 2015 and 2014, respectively. Our intangible lease assets and liabilities include the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$86,014	$(35,356)	$50,658	$81,996	$(33,031)	$48,965
Above market rent	$4,978	$(1,902)	$3,076	$4,519	$(1,773)	$2,746
Below market rent	$(31,288)	$7,853	$(23,435)	$(30,266)	$7,326	$(22,940)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

The following table summarizes our unconsolidated joint ventures as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	As of March 31, 2015		Investments in and Advances to as of
	Ownership	Number of	March 31,	December 31,
Unconsolidated Joint Ventures	Percentage	Buildings	2015	2014
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$39,356	$39,744
TRT-DCT Venture III	10.0%	4	1,203	1,196
Total Institutional Joint Ventures		17	40,559	40,940
Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	44,223	45,342
IDI/DCT, LLC	50.0%	1	3,989	4,363
IDI/DCT Buford, LLC (land only)	75.0%	-	4,076	4,083
Total Other		7	52,288	53,788
Total		24	$92,847	$94,728

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participant rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of March 31, 2015 and December 31, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$69,000	$69,000	$37,000	$37,000
Fixed rate debt(2)	$1,167,153	$1,273,806	$1,147,045	$1,238,671
Variable rate debt	$225,000	$226,243	$225,000	$226,431

Interest rate contracts:
Interest rate swap asset (liability)(3)	$(279)	$(279)	$(167)	$(167)

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

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the three months ended March 31, 2015 and 2014.

	During the
	Three Months Ended March 31,
	2015	2014
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$(167)	$212
Net unrealized loss included in accumulated other comprehensive income	(149)	(177)
Realized loss recognized in interest expense	37	38
Ending balance at March 31	$(279)	$73

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

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2015 and December 31, 2014, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.9 million and $7.0 million, respectively.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of loss recognized in OCI for effective portion of derivatives	$(513)	$(328)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,153)	$(1,156)

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

Note 6 – Outstanding Indebtedness

As of March 31, 2015, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.3 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of March 31, 2015, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2014, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of March 31, 2015 and December 31, 2014.

Line of Credit

As of March 31, 2015, we had $69.0 million outstanding and $202.4 million available under our senior unsecured revolving credit facility, net of four letters of credit totaling $28.6 million.  As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.

Debt Assumptions

During the three months ended March 31, 2015, we assumed two mortgage notes with aggregate outstanding balances totaling $21.1 million in connection with property acquisitions.  We recorded a $1.9 million premium in connection with the assumption of these notes.

2015 Debt Refinancing

On April 8, 2015, we amended and restated our existing $225.0 million senior unsecured term loan and $300.0 million senior unsecured revolving credit facility with our syndicated bank group.  The senior unsecured term loan was disaggregated into two tranches, $125.0 million and $100.0 million, with maturity dates of April 8, 2020 and April 8, 2017, respectively.   The senior unsecured revolving credit facility’s commitment was increased to $400.0 million with a maturity date of April 8, 2019.  Additionally, we received a commitment option for an additional $175.0 million senior unsecured term loan with a term of two years.

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

The following table illustrates the noncontrolling interests’ share of consolidated net income during the three ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015
	2015	2014
Noncontrolling interests’ share of income from continuing operations	$(1,556)	$(151)
Noncontrolling interests’ share of income from discontinued operations	-	-
Net income attributable to noncontrolling interests	$(1,556)	$(151)

Operating Partnership

Equity interests in the Operating Partnership held by third-parties and LTIP Units, as defined in Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership, are classified as permanent equity of the Operating Partnership and as noncontrolling interests of DCT in the Consolidated Balance Sheets.

All income attributable to noncontrolling interest holders for all periods presented in the Operating Partnership’s Consolidated Statements of Operations is income from continuing operations.

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership

On November 17, 2014, we completed a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  All common stock/unit and per share/unit data for all periods presented in this Quarterly Report on Form 10-Q have been restated to give effect to the reverse stock split.

DCT

Common Stock

As of March 31, 2015, approximately 88.2 million shares of common stock were issued and outstanding.

During the three months ended March 31, 2015 and 2014, we issued approximately 0.1 million shares of common stock in each corresponding period related to vested shares of restricted stock, phantom shares and stock option exercises.

Operating Partnership

OP Units

For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.

As of March 31, 2015 and December 31, 2014, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.

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

During the three months ended March 31, 2015 and 2014, approximately 0.1 million and 0.1 million OP Units were redeemed for approximately $38,000 and $0.7 million in cash and approximately 0.1 million and 0.1 million shares of DCT common stock, respectively.

As of March 31, 2015 and December 31, 2014, there were approximately 4.3 million and 4.2 million outstanding OP Units held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $149.0 million and $149.8 million based on the $34.66 and $35.66 per share closing price of DCT’s common stock on March 31, 2015 and December 31, 2014, respectively.

Equity-Based Compensation

On October 10, 2006, the Company established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors, as defined in the plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk-free interest rate. During the three months ended March 31, 2015, we did not grant any stock options.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which term the stock fully vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the three months ended March 31, 2015, we granted approximately 28,000 shares of restricted stock to certain officers and employees at the weighted average fair market value of $37.68 per share.

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

During the three months ended March 31, 2015, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $7.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 26% and a weighted average risk-free interest rate of 1.28%. During the three months ended March 31, 2015, approximately 5,000 vested LTIP Units were converted into approximately 5,000  common shares. As of March 31, 2015, approximately 1.1 million LTIP Units were outstanding of which approximately 0.6 million were vested.

During the three months ended March 31, 2014, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $4.1 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 40% and risk-free interest rate of 1.46%. During the three months ended March 31, 2014, approximately 8,000 vested LTIP Units were converted into approximately 8,000 common shares. As of December 31, 2014, approximately 0.9 million LTIP Units were outstanding of which approximately 0.4 million were vested.

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

As of December 31, 2014, we completed the construction and sale of two buildings.

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

DCT

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Earnings per Common Share – Basic and Diluted
Numerator
Income from continuing operations	$30,301	$459
Income from continuing operations attributable to noncontrolling interests	(1,556)	(151)
Income from continuing operations attributable to common stockholders	28,745	308
Less: Distributed and undistributed earnings allocated to participating securities	(143)	(166)
Numerator for adjusted income from continuing operations attributable to common stockholders	28,602	142
Income from discontinued operations	-	9
Noncontrolling interests' share of income from discontinued operations	-	-
Numerator for income from discontinued operations attributable to common stockholders	-	9
Adjusted net income attributable to common stockholders	$28,602	$151

Denominator
Weighted average common shares outstanding – basic	88,090	80,986
Effect of dilutive securities:
Stock options and phantom stock	329	263
Weighted average common shares outstanding – diluted	88,419	81,249

Earnings per Common Share – Basic
Income from continuing operations	$0.32	$0.00
Income from discontinued operations	0.00	0.00
Net income attributable to common stockholders	$0.32	$0.00

Earnings per Common Share – Diluted
Income from continuing operations	$0.32	$0.00
Income from discontinued operations	0.00	0.00
Net income attributable to common stockholders	$0.32	$0.00

Operating Partnership

The following table sets forth the computation of basic and diluted earnings per common unit for the three months ended March 31, 2015 and 2014 (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2015	2014
Earnings per OP Unit – Basic and Diluted
Numerator
Income from continuing operations	$30,301	$459
Income from continuing operations attributable to noncontrolling interests	(153)	(133)
Income from continuing operations attributable to OP Unitholders	30,148	326
Less: Distributed and undistributed earnings allocated to participating securities	(143)	(166)
Numerator for adjusted income from continuing operations attributable to OP Unitholders	30,005	160
Income from discontinued operations	-	9
Noncontrolling interests' share of income from discontinued operations	-	-
Numerator for income from discontinued operations attributable to OP Unitholders	-	9
Adjusted net income attributable to OP Unitholders	$30,005	$169

Denominator
Weighted average OP Units outstanding – basic	92,389	85,443
Effect of dilutive securities:
Stock options and phantom stock	329	263
Weighted average OP Units outstanding – diluted	92,718	85,706

Earnings per OP Unit – Basic
Income from continuing operations	$0.32	$0.00
Income from discontinued operations	0.00	0.00
Net income attributable to OP Unitholders	$0.32	$0.00

Earnings per OP Units – Diluted
Income from continuing operations	$0.32	$0.00
Income from discontinued operations	0.00	0.00
Net income attributable to OP Unitholders	$0.32	$0.00

DCT and the Operating Partnership

Potentially Dilutive Shares

For the three months ended March 31, 2015, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.3 million OP Units because their effect would be anti-dilutive. During the same period ended March 31, 2014, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.5 million OP Units because their effect would be anti-dilutive.

Note 11 – Segment Information

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. Certain reclassifications have been made to prior year results to conform to the current presentation related to discontinued operations (see “Note 12 – Discontinued Operations and Assets Held” for Sale for additional information).

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Segments:
East assets	$978,565	$1,010,263
Central assets	1,078,667	1,067,616
West assets	1,333,544	1,245,990
Total segment net assets	3,390,776	3,323,869
Non-segment assets:
Non-segment cash and cash equivalents	6,852	16,653
Other non-segment assets (1)	108,745	111,012
Total assets	$3,506,373	$3,451,534

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
East	$27,452	$28,972
Central	32,683	31,612
West	27,927	22,035
Rental revenues	88,062	82,619
Institutional capital management and other fees	378	764
Total revenues	$88,440	$83,383

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Income from continuing operations” for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
East	$19,670	$20,139
Central	22,276	20,220
West	21,463	16,661
Property NOI (1)	63,409	57,020
Institutional capital management and other fees	378	764
Gain on acquisitions and dispositions of real estate interests	26,154	2,045
Real estate related depreciation and amortization	(38,996)	(36,433)
Development profit, net of taxes	-	728
General and administrative	(7,336)	(6,834)
Impairment losses	-	(4,359)
Equity in earnings of unconsolidated joint ventures, net	807	3,613
Interest expense	(13,904)	(16,056)
Interest and other income (expense)	(18)	28
Income tax expense and other taxes	(193)	(57)
Income from continuing operations	$30,301	$459

(1)

Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expense) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 12 – Discontinued Operations and Assets Held for Sale

Assets Held for Sale

As of March 31, 2015, there were no properties held for sale.

Discontinued Operations

We report results of operations from real estate assets that meet the definition of a component of an entity, have been sold or meet the criteria to be classified as held for sale, for which the disposal or expected disposal represents a strategic shift in operations, as discontinued operations. Real estate assets that meet the definition of a component of an entity and were disposed of or held for sale prior to January 1, 2014 are reported as discontinued operations. See “Note 2 – Summary of Significant Accounting Policies” for additional information regarding discontinued operations.

The following table summarizes the components of income from discontinued operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Rental revenues	$-	$304
Rental expenses and real estate taxes	-	(85)
General and administrative	-	(27)
Operating income	-	192
Interest and other expense	-	(19)
Income tax expense and other taxes	-	(32)
Operating income and other income	-	141
Impairment losses	-	(132)
Income from discontinued operations	$-	$9

Note 13 – Condensed Consolidating Financial Information

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

The following tables present the condensed consolidated financial information for (a) DCT Industrial Trust, Inc. (“Parent” and a guarantor), (b) DCT Industrial Operating Partnership LP (“Subsidiary Issuer”), (c) on a combined basis, the guarantor subsidiaries (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Additional columns present consolidating adjustments and consolidated totals as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.

Certain of our subsidiaries may be released from their guarantees, primarily due to the disposition of properties. These changes in guarantors are reflected retrospectively for all periods presented.

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

Condensed Consolidated Balance Sheets

March 31, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$-	$-	$821,082	$150,912	$-	$971,994
Buildings and improvements	-	-	2,460,184	419,729	-	2,879,913
Intangible lease assets	-	-	63,527	27,465	-	90,992
Construction in progress	-	-	74,851	15,714	-	90,565
Total investment in properties	-	-	3,419,644	613,820	-	4,033,464
Less accumulated depreciation and amortization	-	-	(610,243)	(103,950)	-	(714,193)
Net investment in properties	-	-	2,809,401	509,870	-	3,319,271
Investments in and advances to unconsolidated joint ventures	-	92,242	605	-	-	92,847
Net investment in real estate	-	92,242	2,810,006	509,870	-	3,412,118
Cash and cash equivalents	-	14,400	-	-	(3,661)	10,739
Restricted cash	-	1	162	3,439	-	3,602
Deferred loan costs, net	-	7,061	53	372	-	7,486
Straight-line rent and other receivables, net	-	165	48,528	8,311	-	57,004
Other assets, net	-	3,886	7,101	4,437	-	15,424
Intercompany receivables, net	24,740	95,731	8,862	-	(129,333)	-
Investment in subsidiaries	1,756,428	2,876,591	28,055	-	(4,661,074)	-
Total assets	$1,781,168	$3,090,077	$2,902,767	$526,429	$(4,794,068)	$3,506,373

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$-	$12,801	$53,652	$14,760	$(3,661)	$77,552
Intercompany payables, net	-	24,740	26,043	78,550	(129,333)	-
Distributions payable	24,740	1,302	-	-	-	26,042
Tenant prepaids and security deposits	-	-	25,119	3,686	-	28,805
Other liabilities	-	330	14,014	3,810	-	18,154
Intangible lease liabilities, net	-	-	19,081	4,354	-	23,435
Line of credit	-	69,000	-	-	-	69,000
Senior unsecured notes	-	1,122,676	-	-	-	1,122,676
Mortgage notes	-	-	19,578	249,899	-	269,477
Total liabilities	24,740	1,230,849	157,487	355,059	(132,994)	1,635,141

Equity:
Stockholders' equity	1,756,428	1,859,228	2,745,280	171,370	(4,775,878)	1,756,428
Noncontrolling interests	-	-	-	-	114,804	114,804
Total equity	1,756,428	1,859,228	2,745,280	171,370	(4,661,074)	1,871,232
Total liabilities and equity	$1,781,168	$3,090,077	$2,902,767	$526,429	$(4,794,068)	$3,506,373

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$73,802	$14,260	$-	$88,062
Institutional capital management and other fees	-	25	-	434	(81)	378
Total revenues	-	25	73,802	14,694	(81)	88,440

OPERATING EXPENSES:
Rental expenses	-	-	8,906	1,242	-	10,148
Real estate taxes	-	-	11,870	2,635	-	14,505
Real estate related depreciation and amortization	-	-	32,862	6,134	-	38,996
General and administrative	-	6,473	81	782	-	7,336
Total operating expenses	-	6,473	53,719	10,793	-	70,985
Operating income (loss)	-	(6,448)	20,083	3,901	(81)	17,455

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	-	726	-	-	81	807
Gain on acquisitions and dispositions of real estate interests	-	(20)	-	26,174	-	26,154
Interest expense	-	(10,913)	(622)	(2,769)	400	(13,904)
Interest and other income (expense)	-	402	(16)	(4)	(400)	(18)
Income tax expense and other taxes	-	(143)	(44)	(6)	-	(193)
Income (loss) from continuing operations	-	(16,396)	19,401	27,296	-	30,301
Equity in earnings of consolidated subsidiaries	28,745	46,544	14	-	(75,303)	-
Consolidated net income	28,745	30,148	19,415	27,296	(75,303)	30,301
Net income attributable to noncontrolling interests	-	-	-	-	(1,556)	(1,556)
Net income attributable to common stockholders	28,745	30,148	19,415	27,296	(76,859)	28,745
Distributed and undistributed earnings allocated to participating securities	-	(143)	-	-	-	(143)
Adjusted net income attributable to common stockholders	$28,745	$30,005	$19,415	$27,296	$(76,859)	$28,602

Net income	$28,745	$30,148	$19,415	$27,296	$(75,303)	$30,301
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	-	(364)	-	(149)	-	(513)
Net reclassification adjustment on cash flow hedging instruments	-	1,116	-	37	-	1,153
Other comprehensive income (loss)	-	752	-	(112)	-	640
Comprehensive income	28,745	30,900	19,415	27,184	(75,303)	30,941
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(1,511)	(1,511)
Comprehensive income attributable to common stockholders	$28,745	$30,900	$19,415	$27,184	$(76,814)	$29,430

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(9,750)	$47,401	$70	$(3,549)	$34,172

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(52,735)	(31,404)	-	(84,139)
Capital expenditures and development activities	-	-	(45,294)	(2,249)	-	(47,543)
Proceeds (loss) from dispositions of real estate investments	-	(20)	-	85,635	-	85,615
Investments in unconsolidated joint ventures	-	(91)	-	-	-	(91)
Distributions of investments in unconsolidated joint ventures	-	710	-	-	-	710
Other investing activities	-	(787)	2	(28)	-	(813)
Net cash provided by (used in) investing activities	-	(188)	(98,027)	51,954	-	(46,261)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	53,000	-	-	-	53,000
Repayments of senior unsecured revolving line of credit	-	(21,000)	-	-	-	(21,000)
Principal payments on mortgage notes	-	-	(169)	(2,084)	-	(2,253)
Net settlement on issuance of stock-based compensation awards	(402)	(402)	-	-	402	(402)
Net payments relating to intercompany financing	25,075	(985)	50,795	(49,810)	(25,075)	-
Redemption of noncontrolling interests	-	(38)	-	-	-	(38)
Dividends to common stockholders	(24,673)	(24,673)	-	-	24,673	(24,673)
Distributions to noncontrolling interests	-	(1,307)	-	(130)	-	(1,437)
Net cash provided by (used in) financing activities	-	4,595	50,626	(52,024)	-	3,197
Net change in cash and cash equivalents	-	(5,343)	-	-	(3,549)	(8,892)
Cash and cash equivalents, beginning of period	-	19,743	-	-	(112)	19,631
Cash and cash equivalents, end of period	$-	$14,400	$-	$-	$(3,661)	$10,739

Condensed Consolidated Balance Sheets

December 31, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$-	$-	$796,902	$154,061	$-	$950,963
Buildings and improvements	-	-	2,340,574	447,385	-	2,787,959
Intangible lease assets	-	-	62,828	23,687	-	86,515
Construction in progress	-	-	122,310	12,628	-	134,938
Total investment in properties	-	-	3,322,614	637,761	-	3,960,375
Less accumulated depreciation and amortization	-	-	(580,310)	(123,530)	-	(703,840)
Net investment in properties	-	-	2,742,304	514,231	-	3,256,535
Investments in and advances to unconsolidated joint ventures	-	94,122	606	-	-	94,728
Net investment in real estate	-	94,122	2,742,910	514,231	-	3,351,263
Cash and cash equivalents	-	19,743	-	-	(112)	19,631
Restricted cash	-	3	162	3,614	-	3,779
Deferred loan costs, net	-	7,580	54	392	-	8,026
Straight-line rent and other receivables, net	-	101	45,067	9,015	-	54,183
Other assets, net	-	3,525	6,907	4,220	-	14,652
Intercompany receivables, net	24,706	153,557	14,823	-	(193,086)	-
Investment in subsidiaries	1,749,832	2,770,752	21,892	-	(4,542,476)	-
Assets held for sale	-	-	-	-	-	-
Total assets	$1,774,538	$3,049,383	$2,831,815	$531,472	$(4,735,674)	$3,451,534

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$-	$10,257	$55,511	$17,887	$(112)	$83,543
Intercompany payables, net	-	24,706	26,080	142,300	(193,086)	-
Distributions payable	24,706	1,267	-	-	-	25,973
Tenant prepaids and security deposits	-	-	25,873	4,666	-	30,539
Other liabilities	-	150	11,007	2,921	-	14,078
Intangible lease liabilities, net	-	-	19,168	3,772	-	22,940
Line of credit	-	37,000	-	-	-	37,000
Senior unsecured notes	-	1,122,621	-	-	-	1,122,621
Mortgage notes	-	-	19,742	229,682	-	249,424
Liabilities related to assets held for sale	-	-	-	-	-	-
Total liabilities	24,706	1,196,001	157,381	401,228	(193,198)	1,586,118

Equity:
Stockholders' equity	1,749,832	1,853,382	2,674,434	130,244	(4,658,060)	1,749,832
Noncontrolling interests	-	-	-	-	115,584	115,584
Total equity	1,749,832	1,853,382	2,674,434	130,244	(4,542,476)	1,865,416
Total liabilities and equity	$1,774,538	$3,049,383	$2,831,815	$531,472	$(4,735,674)	$3,451,534

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$64,007	$18,612	$-	$82,619
Institutional capital management and other fees	-	380	-	468	(84)	764
Total revenues	-	380	64,007	19,080	(84)	83,383

OPERATING EXPENSES:
Rental expenses	-	-	9,769	2,633	-	12,402
Real estate taxes	-	-	9,770	3,427	-	13,197
Real estate related depreciation and amortization	-	-	28,059	8,374	-	36,433
General and administrative	-	6,381	93	360	-	6,834
Impairment losses	-	-	587	3,772	-	4,359
Total operating expenses	-	6,381	48,278	18,566	-	73,225
Operating income (loss)	-	(6,001)	15,729	514	(84)	10,158

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	728	-	728
Equity in earnings (loss) of unconsolidated joint ventures, net	-	3,557	(28)	-	84	3,613
Gain on acquisitions and dispositions of real estate interests	-	1,947	-	98	-	2,045
Interest expense	-	(12,529)	(1,285)	(2,792)	550	(16,056)
Interest and other income (expense)	-	552	(22)	55	(557)	28
Income tax benefit (expense) and other taxes	-	(68)	83	(72)	-	(57)
Income (loss) from continuing operations	-	(12,542)	14,477	(1,469)	(7)	459
Income from discontinued operations	-	-	-	2	7	9
Equity in earnings of consolidated subsidiaries	317	12,877	728	-	(13,922)	-
Consolidated net income (loss)	317	335	15,205	(1,467)	(13,922)	468
Net income attributable to noncontrolling interests	-	-	-	-	(151)	(151)
Net income (loss) attributable to common stockholders	317	335	15,205	(1,467)	(14,073)	317
Distributed and undistributed earnings allocated to participating securities	-	(166)	-	-	-	(166)
Adjusted net income attributable to common stockholders	$317	$169	$15,205	$(1,467)	$(14,073)	$151

Net income (loss)	$317	$335	$15,205	$(1,467)	$(13,922)	$468
Other comprehensive income (loss)
Net derivative loss on cash flow hedging instruments	-	(152)	-	(176)	-	(328)
Net reclassification adjustment on cash flow hedging instruments	-	1,118	-	38	-	1,156
Other comprehensive income (loss)	-	966	-	(138)	-	828
Comprehensive income (loss)	317	1,301	15,205	(1,605)	(13,922)	1,296
Comprehensive loss attributable to noncontrolling interests	-	-	-	-	(265)	(265)
Comprehensive income (loss) attributable to common stockholders	$317	$1,301	$15,205	$(1,605)	$(14,187)	$1,031

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(10,994)	$33,926	$9,757	$-	$32,689

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(43,200)	(29)	-	(43,229)
Capital expenditures and development activities	-	-	(33,909)	(4,784)	-	(38,693)
Proceeds from dispositions of real estate investments	-	1,760	-	1,101	-	2,861
Investments in unconsolidated joint ventures	-	(771)	-	-	-	(771)
Proceeds from casualties and involuntary conversion	-	-	201	4	-	205
Distributions of investments in unconsolidated joint ventures	-	16,487	-	-	-	16,487
Other investing activities	-	6,864	2	(151)	-	6,715
Net cash provided by (used in) investing activities	-	24,340	(76,906)	(3,859)	-	(56,425)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	12,000	-	-	-	12,000
Repayments of senior unsecured revolving line of credit	-	(17,000)	-	-	-	(17,000)
Principal payments on mortgage notes	-	-	(3,739)	(1,543)	-	(5,282)
Proceeds from issuance of common stock	44,251	44,251	-	-	(44,251)	44,251
Net settlement on issuance of stock-based compensation awards	(271)	(271)	-	-	271	(271)
Offering costs for issuance of common stock and OP Units	(559)	(559)	-	-	559	(559)
Net payments relating to intercompany financing	(20,981)	(44,250)	46,719	(2,469)	20,981	-
Redemption of noncontrolling interests	-	(707)	-	-	-	(707)
Dividends to common stockholders	(22,440)	(22,440)	-	-	22,440	(22,440)
Distributions to noncontrolling interests	-	(1,360)	-	(84)	-	(1,444)
Other financing activity	-	(13)	-	-	-	(13)
Net cash provided by (used in) financing activities	-	(30,349)	42,980	(4,096)	-	8,535
Net change in cash and cash equivalents	-	(17,003)	-	1,802	-	(15,201)
Cash and cash equivalents, beginning of period	-	28,098	-	4,128	-	32,226
Cash and cash equivalents, end of period	$-	$11,095	$-	$5,930	$-	$17,025

Note 14 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized subsequent events were noted other than those mentioned in Note 6 – Outstanding Indebtedness.

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2015, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

As of March 31, 2015, the Company owned interests in approximately 73.3 million square feet of properties leased to approximately 900 customers, including:

●	61.9 million square feet comprising 400 consolidated operating properties were 95.3% occupied;
●	8.1 million square feet comprising 24 unconsolidated properties were 95.1% occupied and which we operated on behalf of four institutional capital management partners;
●	0.8 million square feet comprising four consolidated buildings under redevelopment; and
●	2.5 million square feet comprising 12 consolidated buildings in development.

In addition, the Company has seven projects under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties” for further detail related to our development activity.

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

New development has begun to increase in many markets where fundamentals have improved; however, construction is below current levels of net absorption in most markets and below peak levels. We expect that the operating environment will continue to be favorable for landlords with a meaningful improvement of rental rates and continued strong occupancy levels.

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

We anticipate continuing to selectively dispose of non-strategic assets where demand continues at levels where we perceive opportunities to recycle capital into higher growth assets in an effort to enhance long-term growth in earnings and cash flows.

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

Summary of Significant Transactions During 2015

Significant transactions for the three months ended March 31, 2015

●	Acquisitions
●

During the three months ended March 31, 2015, we acquired nine buildings comprising 1.6 million square feet in the Atlanta, Denver and Northern California markets for a total purchase price of approximately $98.4 million. Weighted average occupancy upon the acquisition of the properties was 80.8%.

●	In addition, during the three months ended March 31, 2015, we acquired 20.7 acres of land in the Chicago market for approximately $7.3 million.
●	Development Activities
●

During the three months ended March 31, 2015, construction was shell-complete on 12 buildings totaling 2.5 million square feet in Dallas, Houston, Orlando, Seattle and Southern California, including two buildings totaling 0.2 million that were shell-complete upon acquisition. During the three months ended March 31, 2015, we stabilized two buildings totaling 0.5 million square feet and had three development projects for sale totaling 0.2 million under contract.

The table below reflects a summary of development activities as of March 31, 2015:

Project	Market	Acres	Number of Buildings	Square Feet	Percentage Owned	Cumulative Costs at 3/31/2015	Projected Investment	Completion Date(1)	Percentage Leased(2)
				(in thousands)		(in thousands)	(in thousands)
Development Activities:

Development Projects in Lease Up(3)
DCT Freeport North	Dallas	6	1	100	100%	$5,888	$6,989	Q1-2015	0%
DCT Frankford Trade Center	Dallas	6	1	82	100%	4,914	6,155	Q1-2015	0%
DCT Airtex Industrial Center II	Houston	7	1	127	100%	7,098	10,723	Q4-2014	45%
DCT Airport Distribution Center North Building C	Orlando	8	1	97	100%	5,131	6,696	Q4-2014	0%
DCT Fife 45 North	Seattle	5	1	79	100%	6,029	7,257	Q1-2015	0%
DCT Fife 45 South	Seattle	4	1	64	100%	4,950	5,609	Q1-2015	57%
DCT Sumner South Distribution Center	Seattle	9	1	188	100%	13,320	14,044	Q1-2014	56%
DCT White River Corporate Center Phase I	Seattle	30	1	649	100%	40,052	44,709	Q4-2014	0%
DCT White River Corporate Center Phase II South	Seattle	4	1	63	100%	4,889	5,076	Q1-2015	100%
DCT Rialto Logistics Center	So. California	42	1	928	100%	53,238	60,495	Q1-2015	0%
	Sub Total	121	10	2,377	100%	$145,509	$167,753		11%
Under Construction
DCT River West	Atlanta	47	1	734	100%	$23,008	$29,712	Q2-2015	0%
DCT O'Hare Logistics Center	Chicago	7	1	112	100%	5,363	12,533	Q3-2015	0%
DCT Northwest Crossroads Logistics Centre II	Houston	18	1	320	100%	12,297	18,529	Q2-2015	0%
DCT Chrin Commerce Centre	Pennsylvania	36	1	426	100%	17,465	25,999	Q2-2015	0%
	Sub Total	108	4	1,592	100%	$58,133	$86,773		0%

Development Projects for Sale(4)
8th & Vineyard C	So. California	3	1	55	91%	$4,985	$5,154	Q2-2015	N/A
8th & Vineyard D	So. California	4	1	61	91%	5,119	5,335	Q2-2015	N/A
8th & Vineyard E	So. California	2	1	40	91%	3,717	3,880	Q2-2015	N/A
	Sub Total	9	3	156	91%	$13,821	$14,369

	Total	238	17	4,125	99%	$217,463	$268,895		7%

(1)	The completion date represents the date of building shell-completion or estimated date of shell-completion.
(2)	Percentage leased is computed as of the date the financial statements were available to be issued.
(3)

During July 2014, DCT acquired two buildings totaling 178,000 square feet that were shell-complete. The buildings are classified as properties under development with cumulative costs of $15.7 million as of March 31, 2015.

(4)	Development projects for sale are under contract and were completed during April 2015.
●	Dispositions
●

During the three months ended March 31, 2015, we sold six consolidated operating properties totaling 2.3 million square feet from the Memphis market, to third-parties for gross proceeds of approximately $86.7 million.

●	We recognized gains of approximately $26.2 million on the disposition of these six properties.
●	Debt Activity
●	As of March 31, 2015, we had $69.0 million outstanding and $202.4 million available under our unsecured revolving credit facility, net of four letters of credit totaling $28.6 million.
●

During 2015, we assumed two mortgage notes with aggregate outstanding balances of approximately $21.1 million in connection with property acquisitions.  We recorded approximately a $1.9 million premium in connection with the assumption of these notes.

●	Leasing Activity

The following table provides a summary of our leasing activity for the three months ended March 31, 2015:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)	Weighted Average Retention(6)
		(in thousands)			(in months)
First quarter 2015	58	3,752	$4.60	14.3%	66	$2.92	66.9%

(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
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

During the three months ended March 31, 2015, we signed 22 leases comprising 1.2 million square feet with total concessions of $1.5 million primarily related to free rent periods.

Customer Diversification

As of March 31, 2015, there were no customers that occupied more than 2.2% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of March 31, 2015, who occupy a combined 6.3 million square feet or 9.7% of our consolidated properties.

Percentage of
Annualized
Customer	Base Rent
Schenker, Inc.	2.2%
Distributions Alternatives, Inc.	1.8%
The Clorox Company	1.1%
The Glidden Company	1.1%
YRC, LLC	1.0%
Kellogg Company	1.0%
Bridgestone Corporation	0.9%
Deutsche Post World Net (DHL)	0.9%
One Kings Lane, Inc.	0.9%
Genco I, Inc.	0.9%
Total	11.8%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.

We frequently monitor the financial condition of our customers. We communicate often with those customers who have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues, and no customer represents more than 2.2% of our annual base rent.

Results of Operations

Summary of the three months ended March 31, 2015 compared to the same period ended March 31, 2014

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the U.S. As of March 31, 2015, the Company owned interests in or had under development approximately 73.3 million square feet of properties leased to approximately 900 customers, including 8.1 million square feet managed on behalf of four institutional capital management joint venture partners. Also as of March 31, 2015, we consolidated 400 operating properties, four redevelopment properties and 12 development properties.

Comparison of the three months ended March 31, 2015 compared to the same period ended March 31, 2014

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 352 operating properties and was comprised of 53.3 million square feet. A discussion of these changes follows in the table below (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	Percent Change
Rental Revenues
Same store	$74,747	$72,032	$2,715	3.8%
Non-same store operating properties	12,990	9,957	3,033	30.5%
Development and redevelopment	325	630	(305)	-48.4%
Total rental revenues	88,062	82,619	5,443	6.6%
Rental Expenses and Real Estate Taxes
Same store	21,249	21,804	(555)	-2.5%
Non-same store operating properties	3,453	3,676	(223)	-6.1%
Development and redevelopment	(49)	119	(168)	-141.2%
Total rental expenses and real estate taxes	24,653	25,599	(946)	-3.7%
Property Net Operating Income (1)
Same store	53,498	50,228	3,270	6.5%
Non-same store operating properties	9,537	6,281	3,256	51.8%
Development and redevelopment	374	511	(137)	-26.8%
Total property net operating income	63,409	57,020	6,389	11.2%
Other Revenue and Other Income
Institutional capital management and other fees	378	764	(386)	-50.5%
Development profit, net of taxes	-	728	(728)	-100.0%
Equity in earnings of unconsolidated joint ventures, net	807	3,613	(2,806)	-77.7%
Gain on acquisitions and dispositions of real estate interests	26,154	2,045	24,109	1178.9%
Interest and other income (expense)	(18)	28	(46)	-164.3%
Total other revenue and other income	27,321	7,178	20,143	280.6%
Other Expenses
Real estate related depreciation and amortization	38,996	36,433	2,563	7.0%
Interest expense	13,904	16,056	(2,152)	-13.4%
General and administrative	7,336	6,834	502	7.3%
Impairment losses	-	4,359	(4,359)	-100.0%
Income tax expense and other taxes	193	57	136	238.6%
Total other expenses	60,429	63,739	(3,310)	-5.2%
Income from discontinued operations	-	9	(9)	-100.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(153)	(133)	(20)	-15.0%
Net income attributable to OP Unitholders	30,148	335	29,813	8899.4%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(1,403)	(18)	(1,385)	-7694.4%
Net income attributable to common stockholders	$28,745	$317	$28,428	8967.8%

(1)

Property net operating income, or property NOI, is defined as rental revenues, including expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in (earnings) loss of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. DCT Industrial considers NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of DCT Industrial’s properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest income and general and administrative expenses. However, NOI should not be viewed as an alternative measure of DCT Industrial’s financial performance since it excludes expenses which could materially impact our results of operations. Further, DCT Industrial’s NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, DCT Industrial believes net income, as defined by GAAP, to be the most appropriate measure to evaluate DCT Industrial’s overall financial performance. For a reconciliation of our property net operating income to our reported “Income from continuing operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $5.4 million for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the following:

●

$2.7 million increase in our non-same store rental revenues, including operating properties not included in same store, development and redevelopment properties, primarily as a result of an increase in the number of consolidated properties. Since January 1, 2014, we have acquired 37 operating properties and placed into operation 12 development and redevelopment properties.

●	$2.7 million increase in total revenue in our same store portfolio primarily due to the following:
●	$3.4 million increase in base rent primarily resulting from increased rental rates and a 180 basis point increase in average occupancy period over period;
●	$1.1 million increase in operating expense recoveries related to higher average occupancy and higher property operating expense; which was partially offset by
●	$0.4 million decrease in early lease terminations; and
●	$1.5 million decrease in straight-line rental revenue.

The following table illustrates the various components of our consolidated rental revenues for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change
Base rent	$62,827	$58,301	$4,526
Straight-line rent	1,587	2,114	(527)
Amortization of above and below market rent intangibles	782	427	355
Tenant recovery income	21,746	20,023	1,723
Other	435	829	(394)
Revenues related to early lease terminations	685	925	(240)
Total rental revenues	$88,062	$82,619	$5,443

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes decreased by $0.9 million for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the following:

●

$0.4 million decrease in rental expenses and real estate taxes related to non-same store properties, including operating properties not included in same store, development and redevelopment properties placed into service during the period; and

●

$0.6 million decrease in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to a decrease in insurance expense and snow removal costs resulting from severe winter storms in 2014.

Other Revenue and Other Income

Total other revenue and other income increased $20.1 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to the following:

●

$24.1 million increase in gain on acquisitions and dispositions of real estate interests primarily related to the disposition of six properties in the Memphis market which was offset by 2014 activity comprising a $1.0 million gain on business combination related to obtaining control through the purchase of our partners’ 50.0% interest in one property from the IDI/DCT, LLC joint venture and a $0.9 million gain on the sale of our interest in the TRT-DCT Venture I; which was partially offset by

●

$2.8 million decrease in equity in earnings of unconsolidated joint ventures primarily related to the disposition of all of the properties in the TRT-DCT Venture I, our disposition of our unconsolidated interest in TRT-DCT Venture II and disposition of one property in the IDI/DCT, LLC Venture during 2014;

●	$0.7 million decrease in development profit, net of taxes, related to the completion and sale of the development projects 8th & Vineyard A and 8th & Vineyard B during 2014; and

●

$0.4 million decrease in institutional capital management and other fees primarily related to the disposition of all properties in TRT-DCT Venture I and our disposition of our unconsolidated interest in the TRT-DCT Venture II.

Other Expenses

Other expenses decreased $3.3 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to the following:

●	$4.4 million decrease due to impairment expense recognized on two properties held for sale at March 31, 2014;
●

$2.2 million decrease in interest expense as a result of a $1.8 million increase in capitalized interest in 2015 related to increased development activities and the payment of a $43.3 million mortgage note in November 2014; partially offset by

●

$2.6 million increase in depreciation and amortization expense resulting from a $5.8 million increase related to real estate acquisitions and capital additions, partially offset by $3.2 million related to real estate dispositions; and

●

$0.5 million increase in general and administrative expense primarily related to higher acquisition costs and personnel costs, partially offset by an increase in capitalized overhead as a result of increased development, leasing and other capital activities.

Segment Summary for the three months ended March 31, 2015 compared to the same period ended March 31, 2014

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

The following table illustrates the changes in our consolidated properties in continuing operations by segment as of, and for the three months ended March 31, 2015 compared to March 31, 2014, respectively (dollar amounts and square feet in thousands):

					Three Months Ended
	As of March 31,				March 31,
						Property net
	Number of		Occupancy at	Segment	Rental	operating
	buildings	Square feet	period end	assets(1)	revenues(2)	income (3)
EAST:
2015	121	20,562	92.4%	$978,565	$27,452	$19,670
2014	132	23,164	90.4%	$1,010,263	$28,972	$20,139

CENTRAL:
2015	162	25,751	92.4%	$1,078,667	$32,683	$22,276
2014	171	27,638	93.6%	$1,067,616	$31,612	$20,220

WEST:
2015	133	18,885	86.2%	$1,333,544	$27,927	$21,463
2014	105	13,473	90.3%	$1,245,990	$22,035	$16,661

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
(3)

For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Income from Continuing Operations,” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014	$ Change
Segments:
East assets	$978,565	$1,010,263	$(31,698)
Central assets	1,078,667	1,067,616	11,051
West assets	1,333,544	1,245,990	87,554
Total segment net assets	3,390,776	3,323,869	66,907
Non-segment assets:
Non-segment cash and cash equivalents	6,852	16,653	(9,801)
Other non-segment assets(1)	108,745	111,012	(2,267)
Total assets	$3,506,373	$3,451,534	$54,839

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.

East Segment

●	East Segment assets decreased by approximately $31.7 million in 2015 due to the disposition of six properties since December 31, 2014.
●	East Segment property NOI decreased approximately $0.5 million, for the three months ended March 31, 2015 as compared to the same period in 2014, primarily as a result of:
●	$1.5 million decrease in rental revenues which is primarily attributed to the timing of property dispositions; which was partially offset by
●	$1.0 million decrease in operating expenses primarily related lower property taxes and snow removal costs incurred during 2014 resulting from severe winter storms.

Central Segment

●	Central Segment assets increased by approximately $11.1 million in 2015 due to the completion of development on three properties and acquisition of one land parcel since December 31, 2014.
●	Central Segment property NOI increased approximately $2.1 million, for the three months ended March 31, 2015 as compared to the same period in 2014 primarily as a result of:
●

$1.1 million increase in rental revenues, of which $0.1 million is attributed to the timing of property acquisitions and completion of developments, and $1.0 million is attributed to higher operating expense recoveries at properties in our same store portfolio; and

●	$1.0 million decrease in operating expenses primarily related to snow removal costs incurred during 2014 from severe winter storms.

West Segment

●	West Segment assets increased by approximately $87.6 million in 2015 due to the acquisition of seven properties and completion of development on four properties since December 31, 2014.
●	West Segment property NOI increased approximately $4.8 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily as a result of:
●

$5.9 million increase in rental revenues, of which $4.4 million is attributed to the timing of property acquisitions and completion of developments, and $1.5 million is attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$1.1 million increase in operating expenses primarily comprised of increased property taxes due to completion of developments and real estate acquisitions.

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

Cash Flows

“Cash and cash equivalents” were $10.7 million and $19.6 million as of March 31, 2015 and December 31, 2014, respectively.

Net cash provided by operating activities increased $1.5 million to $34.2 million during the three months ended March 31, 2015 compared to $32.7 million during the same period in 2014. This change was primarily due to an increase in property net operating income attributable to acquired properties and operating performance at existing properties.

Net cash used in investing activities decreased $10.1 million to $46.3 million during the three months ended March 31, 2015 compared to $56.4 million during the same period in 2014. This change was primarily due to an increase of $82.8 million of cash inflows from dispositions.  These activities were partially offset by an increase of cash outflows related to acquisitions of $40.9 million, an increase in capital expenditures of $8.9 million, as reflected in the table below, and a decrease of cash inflows from distributions of investments in unconsolidated joint ventures of $15.8 million.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Transactions During 2015—Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of March 31, 2015. Our total capital expenditures for the three months ended March 31, 2015 and 2014 were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014	$ Change
Development	$34,202	$26,252	$7,950
Redevelopment	2,948	363	2,585
Due diligence	3,321	2,056	1,265
Casualty expenditures	42	392	(350)
Building and land improvements	1,243	1,542	(299)
Tenant improvements and leasing costs	9,575	9,678	(103)
Total capital expenditures and development activities	51,331	40,283	11,048
Accruals and other adjustments	(3,788)	(1,590)	(2,198)
Total cash paid for capital expenditures and development activities	$47,543	$38,693	$8,850

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

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the three months ended March 31, 2015 and 2014 were $2.9 million and $2.0 million, respectively. In addition, we capitalize interest costs incurred associated with development and construction activities. During the three months ended March 31, 2015 and 2014 total interest capitalized was $3.7 million and $1.9 million, respectively.

Net cash provided by financing activities decreased $5.3 million to $3.2 million during the three months ended March 31, 2015 compared to $8.5 million during the same period in 2014 primarily due to the following activities:

●	$44.4 million decrease in net proceeds from the issuance of common stock; and
●

$2.2 million decrease due to additional shares issued for offerings and operating partnership unit redemptions resulting in an increase in our dividends and distributions paid to common stockholders and unitholders; which was partially offset by

●	$37.0 million increase in proceeds from our senior unsecured revolving credit facility as net borrowings of $32.0 million during 2015 exceeded our $5.0 million of net repayments during 2014; and
●	$3.0 million increase in mortgage notes as principal payments of $5.3 million in 2014 exceed principal payments of $2.3 million in 2015.

Common Stock

As of March 31, 2015, approximately 88.2 million shares of common stock were issued and outstanding.

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

During the three months ended March 31, 2015 and 2014, approximately 0.1 million and 0.1 million OP Units were redeemed for approximately $38,000 and $0.7 million in cash and approximately 0.1 million and 0.1 million shares of DCT common stock, respectively.

As of March 31, 2015 and December 31, 2014, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $149.0 million and $149.8 million based on the $34.66 and $35.66 per share closing price of DCT’s common stock on March 31, 2015 and December 31, 2014, respectively.

Distributions

During the three months ended March 31, 2015 and 2014, our board of directors declared distributions to stockholders totaling approximately $26.0 million and $24.3 million, respectively, including distributions to OP Unitholders. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility were used to pay distributions during 2015 and 2014.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During April 2015, our board of directors declared a quarterly cash dividend of $0.28 per share and unit, payable on July 15, 2015 to stockholders and OP Unitholders of record as of July 2, 2015.

Outstanding Indebtedness

As of March 31, 2015 our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of March 31, 2015, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2014, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of March 31, 2015 and December 31, 2014.

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

Line of Credit

As of March 31, 2015, we had $69.0 million outstanding and $202.4 million available under our senior unsecured revolving credit facility, net of four letters of credit totaling $28.6 million. As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of March 31, 2015 and December 31, 2014.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, including principal amortization, and excluding unamortized premiums, as of March 31, 2015 (in thousands):

	Senior Unsecured	Mortgage	Bank Unsecured
Year	Notes	Notes	Credit Facilities		Total
2015	$40,000	$5,659	$-		$45,659
2016	99,000	57,356	-		156,356
2017	51,000	41,078	69,000		161,078
2018	81,500	6,746	225,000	(1)	313,246
2019	46,000	51,343	-		97,343
Thereafter	582,500	101,057	-		683,557
Total	$900,000	$263,239	$294,000		$1,457,239

(1)	The $225.0 million term loan facility is presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

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

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2015, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period

Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter

Scheduled long-term debt maturities, including interest(2)	$1,782,809	$162,879	$372,812	$549,668	$697,450
Operating lease commitments	2,153	1,026	931	149	47
Ground lease commitments(3)	12,318	563	1,108	1,102	9,545
Total	$1,797,280	$164,468	$374,851	$550,919	$707,042

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development projects of approximately $51.4 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at March 31, 2015.
(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of March 31, 2015 and 2014, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of March 31, 2015, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $36.1 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of March 31, 2015, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $42.3 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

DCT’s Proportionate
Share of Secured
Non-Recourse Debt
in Unconsolidated
Year	Joint Ventures
2015	$5,410
2016	813
2017	36,123
2018	-
2019	-
Thereafter	-
Total	$42,346

Funds From Operations

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

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands, except per share and unit data):

	Three Months Ended March 31,
	2015	2014
Reconciliation of net income attributable to common stockholders to FFO:
Net income attributable to common stockholders	$28,745	$317
Adjustments:
Real estate related depreciation and amortization	38,996	36,433
Equity in earnings of unconsolidated joint ventures, net	(807)	(3,613)
Equity in FFO of unconsolidated joint ventures	2,408	2,716
Impairment losses on depreciable real estate	-	4,491
Gain on acquisitions and dispositions of real estate interests	(26,154)	(2,045)
Gain on dispositions of non-depreciable real estate	18	98
Noncontrolling interest in the above adjustments	(853)	(2,164)
FFO attributable to unitholders	2,067	1,994
FFO attributable to common stockholders and unitholders	44,420	38,227
Adjustments:
Acquisition costs	1,314	725
FFO, as adjusted, attributable to common stockholders and unitholders — basic and diluted	$45,734	$38,952

FFO per common share and unit — basic	$0.48	$0.45
FFO per common share and unit — diluted	$0.48	$0.44

FFO, as adjusted, per common share and unit — basic	$0.49	$0.45
FFO, as adjusted, per common share and unit — diluted	$0.49	$0.45

FFO weighted average common shares and units outstanding:
Common shares for earnings per share — basic	88,090	80,986
Participating securities	571	557
Units	4,299	4,457
FFO weighted average common shares, participating securities and units outstanding — basic	92,960	86,000
Dilutive common stock equivalents	329	263
FFO weighted average common shares, participating securities and units outstanding — diluted	93,289	86,263

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

During June 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2015 and December 31, 2014, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of $6.9 million and $7.0 million, respectively.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2015, we had approximately $294.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the three months ended March 31, 2015 would increase less than $0.1 million based on our outstanding floating-rate debt as of March 31, 2015. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $2.9 million during the three months ended March 31, 2015.

As of March 31, 2015, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

DCT Industrial Trust Inc.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2015, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

DCT Industrial Operating Partnership LP

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2015, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2015 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

+10.1	Second Amendment to Employment Agreement, dated as of January 9, 2015, by and between DCT Industrial Trust Inc. and Neil Doyle
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 1, 2015	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: May 1, 2015	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 1, 2015	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: May 1, 2015	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: May 1, 2015	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 1, 2015	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+10.1	Second Amendment to Employment Agreement, dated January 9, 2015, by and between DCT Industrial Trust Inc. and Neil Doyle
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.