Form 10-Q
period 2015-06-30
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2015-07-31
CIK 1170991, 1604042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, 88,326,430 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2015 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of June 30, 2015, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

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

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 4.6% of the Operating Partnership were owned by executives and non-affiliated limited partners as of June 30, 2015.

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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Land	$1,006,608	$950,963
Buildings and improvements	2,879,538	2,787,959
Intangible lease assets	89,330	86,515
Construction in progress	85,795	134,938
Total investment in properties	4,061,271	3,960,375
Less accumulated depreciation and amortization	(724,788)	(703,840)
Net investment in properties	3,336,483	3,256,535
Investments in and advances to unconsolidated joint ventures	92,715	94,728
Net investment in real estate	3,429,198	3,351,263
Cash and cash equivalents	22,914	19,631
Restricted cash	5,424	3,779
Deferred loan costs, net	9,646	8,026
Straight-line rent and other receivables, net of allowance for doubtful accounts of $665 and $956, respectively	54,752	54,183
Other assets, net	11,127	14,652
Total assets	$3,533,061	$3,451,534

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$67,544	$83,543
Distributions payable	26,038	25,973
Tenant prepaids and security deposits	30,584	30,539
Other liabilities	17,401	14,078
Intangible lease liabilities, net	22,792	22,940
Line of credit	149,000	37,000
Senior unsecured notes	1,082,732	1,122,621
Mortgage notes	266,831	249,424
Total liabilities	1,662,922	1,586,118

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	-	-
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized 88,203,274 and 88,012,696 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	882	880
Additional paid-in capital	2,765,228	2,762,431
Distributions in excess of earnings	(988,679)	(986,289)
Accumulated other comprehensive loss	(25,428)	(27,190)
Total stockholders’ equity	1,752,003	1,749,832
Noncontrolling interests	118,136	115,584
Total equity	1,870,139	1,865,416
Total liabilities and equity	$3,533,061	$3,451,534

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Rental revenues	$88,115	$83,302	$176,177	$165,921
Institutional capital management and other fees	423	308	801	1,072
Total revenues	88,538	83,610	176,978	166,993

OPERATING EXPENSES:
Rental expenses	8,408	9,433	18,556	21,835
Real estate taxes	13,521	13,711	28,026	26,908
Real estate related depreciation and amortization	38,449	37,270	77,445	73,703
General and administrative	9,856	7,498	17,192	14,332
Impairment losses	-	376	-	4,735
Casualty and involuntary conversion gain	-	(340)	-	(340)
Total operating expenses	70,234	67,948	141,219	141,173
Operating income	18,304	15,662	35,759	25,820

OTHER INCOME (EXPENSE):
Development profit, net of taxes	2,627	1,288	2,627	2,016
Equity in earnings of unconsolidated joint ventures, net	1,036	697	1,843	4,310
Gain on business combination	-	-	-	1,000
Gain on dispositions of real estate interests	14,932	372	41,086	1,417
Interest expense	(13,609)	(16,182)	(27,513)	(32,238)
Interest and other income (expense)	(11)	(23)	(29)	5
Income tax benefit (expense) and other taxes	(278)	241	(471)	184
Income from continuing operations	23,001	2,055	53,302	2,514
Income from discontinued operations	-	5,215	-	5,224
Consolidated net income of DCT Industrial Trust Inc.	23,001	7,270	53,302	7,738
Net income attributable to noncontrolling interests	(4,704)	(469)	(6,260)	(620)
Net income attributable to common stockholders	18,297	6,801	47,042	7,118
Distributed and undistributed earnings allocated to participating securities	(201)	(170)	(344)	(336)
Adjusted net income attributable to common stockholders	$18,096	$6,631	$46,698	$6,782

EARNINGS PER COMMON SHARE - BASIC
Income from continuing operations	$0.21	$0.02	$0.53	$0.02
Income from discontinued operations	0.00	0.06	0.00	0.06
Net income attributable to common stockholders	$0.21	$0.08	$0.53	$0.08

EARNINGS PER COMMON SHARE - DILUTED
Income from continuing operations	$0.20	$0.02	$0.53	$0.02
Income from discontinued operations	0.00	0.06	0.00	0.06
Net income attributable to common stockholders	$0.20	$0.08	$0.53	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,187	82,280	88,139	81,636
Diluted	88,486	82,563	88,453	81,909

Distributions declared per common share	$0.28	$0.28	$0.56	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income of DCT Industrial Trust Inc.	$23,001	$7,270	$53,302	$7,738
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	58	(518)	(455)	(846)
Net reclassification adjustment on cash flow hedging instruments	1,158	1,172	2,311	2,328
Other comprehensive income	1,216	654	1,856	1,482
Comprehensive income	24,217	7,924	55,158	9,220
Comprehensive income attributable to noncontrolling interests	(4,843)	(513)	(6,354)	(778)
Comprehensive income attributable to common stockholders	$19,374	$7,411	$48,804	$8,442

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
	Total	Common Stock		Paid-in	in Excess	Comprehen-	controlling
	Equity	Shares	Amount	Capital	of Earnings	sive Loss	Interests
Balance at December 31, 2014	$1,865,416	88,013	$880	$2,762,431	$(986,289)	$(27,190)	$115,584
Net income	53,302	-	-	-	47,042	-	6,260
Other comprehensive income	1,856	-	-	-	-	1,762	94
Issuance of common stock, stock- based compensation plans	(425)	86	1	(426)	-	-	-
Amortization of stock-based compensation	3,368	-	-	874	-	-	2,494
Distributions to common stockholders and noncontrolling interests	(52,437)	-	-	-	(49,432)	-	(3,005)
Redemptions of noncontrolling interests	(941)	104	1	2,349	-	-	(3,291)
Balance at June 30, 2015	$1,870,139	88,203	$882	$2,765,228	$(988,679)	$(25,428)	$118,136

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$53,302	$7,738
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	77,445	73,703
Gain on acquisitions and dispositions of real estate interests	(41,086)	(7,534)
Distributions of earnings from unconsolidated joint ventures	2,827	2,284
Equity in earnings of unconsolidated joint ventures, net	(1,843)	(4,310)
Impairment losses	-	4,735
Stock-based compensation	2,540	2,211
Casualty and involuntary conversion gain	-	(340)
Straight-line rent	(3,402)	(5,303)
Other	(1)	2,669
Changes in operating assets and liabilities:
Other receivables and other assets	10,668	11,871
Accounts payable, accrued expenses and other liabilities	(316)	(7,228)
Net cash provided by operating activities	100,134	80,496
INVESTING ACTIVITIES:
Real estate acquisitions	(143,465)	(116,074)
Capital expenditures and development activities	(97,639)	(84,120)
Proceeds from dispositions of real estate investments	136,188	31,932
Investments in unconsolidated joint ventures	(840)	(940)
Proceeds from casualties and involuntary conversion	-	491
Distributions of investments in unconsolidated joint ventures	1,014	16,757
Other investing activities	(3,441)	(2,792)
Net cash used in investing activities	(108,183)	(154,746)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	166,000	76,000
Repayments of senior unsecured revolving line of credit	(54,000)	(42,000)
Repayments of senior unsecured notes	(40,000)	-
Principal payments on mortgage notes	(4,112)	(8,033)
Proceeds from issuance of common stock	-	86,928
Net settlement on issuance of stock-based compensation awards	(425)	(274)
Offering costs for issuance of common stock and OP Units	-	(1,110)
Redemption of noncontrolling interests	(941)	(796)
Dividends to common stockholders	(49,387)	(45,367)
Distributions to noncontrolling interests	(2,985)	(3,077)
Contributions from noncontrolling interests	-	101
Other financing activity	(2,818)	(13)
Net cash provided by financing activities	11,332	62,359
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,283	(11,891)
CASH AND CASH EQUIVALENTS, beginning of period	19,631	32,226
CASH AND CASH EQUIVALENTS, end of period	$22,914	$20,335

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$25,848	$30,378
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$13,159	$14,420
Redemptions of OP Units settled in shares of common stock	$2,350	$6,084
Assumption of mortgage notes in connection with real estate acquired	$22,958	$7,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit information)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Land	$1,006,608	$950,963
Buildings and improvements	2,879,538	2,787,959
Intangible lease assets	89,330	86,515
Construction in progress	85,795	134,938
Total investment in properties	4,061,271	3,960,375
Less accumulated depreciation and amortization	(724,788)	(703,840)
Net investment in properties	3,336,483	3,256,535
Investments in and advances to unconsolidated joint ventures	92,715	94,728
Net investment in real estate	3,429,198	3,351,263
Cash and cash equivalents	22,914	19,631
Restricted cash	5,424	3,779
Deferred loan costs, net	9,646	8,026
Straight-line rent and other receivables, net of allowance for doubtful accounts of $665 and $956, respectively	54,752	54,183
Other assets, net	11,127	14,652
Total assets	$3,533,061	$3,451,534

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$67,544	$83,543
Distributions payable	26,038	25,973
Tenant prepaids and security deposits	30,584	30,539
Other liabilities	17,401	14,078
Intangible lease liabilities, net	22,792	22,940
Line of credit	149,000	37,000
Senior unsecured notes	1,082,732	1,122,621
Mortgage notes	266,831	249,424
Total liabilities	1,662,922	1,586,118

Partners' Capital:
General Partner:
OP Units, 924,395 and 922,131 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	18,811	18,819
Limited Partners:
OP Units, 91,515,090 and 91,290,942 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,862,285	1,863,050
Accumulated other comprehensive loss	(26,648)	(28,487)
Total partners' capital	1,854,448	1,853,382
Noncontrolling interests	15,691	12,034
Total capital	1,870,139	1,865,416
Total liabilities and capital	$3,533,061	$3,451,534

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Rental revenues	$88,115	$83,302	$176,177	$165,921
Institutional capital management and other fees	423	308	801	1,072
Total revenues	88,538	83,610	176,978	166,993

OPERATING EXPENSES:
Rental expenses	8,408	9,433	18,556	21,835
Real estate taxes	13,521	13,711	28,026	26,908
Real estate related depreciation and amortization	38,449	37,270	77,445	73,703
General and administrative	9,856	7,498	17,192	14,332
Impairment losses	-	376	-	4,735
Casualty and involuntary conversion gain	-	(340)	-	(340)
Total operating expenses	70,234	67,948	141,219	141,173
Operating income	18,304	15,662	35,759	25,820

OTHER INCOME (EXPENSE):
Development profit, net of taxes	2,627	1,288	2,627	2,016
Equity in earnings of unconsolidated joint ventures, net	1,036	697	1,843	4,310
Gain on business combination	-	-	-	1,000
Gain on dispositions of real estate interests	14,932	372	41,086	1,417
Interest expense	(13,609)	(16,182)	(27,513)	(32,238)
Interest and other income (expense)	(11)	(23)	(29)	5
Income tax benefit (expense) and other taxes	(278)	241	(471)	184
Income from continuing operations	23,001	2,055	53,302	2,514
Income from discontinued operations	-	5,215	-	5,224
Consolidated net income of DCT Industrial Operating Partnership LP	23,001	7,270	53,302	7,738
Net income attributable to noncontrolling interests	(3,824)	(103)	(3,977)	(236)
Net income attributable to OP Unitholders	19,177	7,167	49,325	7,502
Distributed and undistributed earnings allocated to participating securities	(201)	(170)	(344)	(336)
Adjusted net income attributable to OP Unitholders	$18,976	$6,997	$48,981	$7,166

EARNINGS PER OP UNIT - BASIC
Income from continuing operations	$0.21	$0.02	$0.53	$0.02
Income from discontinued operations	0.00	0.06	0.00	0.06
Net income attributable to OP Unitholders	$0.21	$0.08	$0.53	$0.08

EARNINGS PER OP UNIT - DILUTED
Income from continuing operations	$0.20	$0.02	$0.53	$0.02
Income from discontinued operations	0.00	0.06	0.00	0.06
Net income attributable to OP Unitholders	$0.20	$0.08	$0.53	$0.08

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	92,443	86,620	92,417	86,033
Diluted	92,742	86,903	92,731	86,306

Distributions declared per OP Unit	$0.28	$0.28	$0.56	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income of DCT Industrial Operating Partnership LP	$23,001	$7,270	$53,302	$7,738
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	58	(518)	(455)	(846)
Net reclassification adjustment on cash flow hedging instruments	1,158	1,172	2,311	2,328
Other comprehensive income	1,216	654	1,856	1,482
Comprehensive income	24,217	7,924	55,158	9,220
Comprehensive income attributable to noncontrolling interests	(3,894)	(50)	(3,994)	(218)
Comprehensive income attributable to OP Unitholders	$20,323	$7,874	$51,164	$9,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statement of Changes in Capital

(unaudited, in thousands)

						Accumulated
		General Partner		Limited Partners		Other	Non-
	Total	OP Units		OP Units		Comprehensive	controlling
	Capital	Units	Amount	Units	Amount	Loss	Interests
Balance at December 31, 2014	$1,865,416	922	$18,819	91,291	$1,863,050	$(28,487)	$12,034
Net income	53,302	-	493	-	48,832	-	3,977
Other comprehensive income	1,856	-	-	-	-	1,839	17
Issuance of OP Units, share-based compensation plans	(425)	-	-	253	(425)	-	-
Amortization of share-based compensation	3,368	-	-	-	3,368	-	-
Distributions to OP Unitholders and noncontrolling interests	(52,437)	-	(521)	-	(51,579)	-	(337)
Redemption of limited partner OP Units , net	(941)	-	-	(27)	(941)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	2	20	(2)	(20)	-	-
Balance at June 30, 2015	$1,870,139	924	$18,811	91,515	$1,862,285	$(26,648)	$15,691

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$53,302	$7,738
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	77,445	73,703
Gain on acquisitions and dispositions of real estate interests	(41,086)	(7,534)
Distributions of earnings from unconsolidated joint ventures	2,827	2,284
Equity in earnings of unconsolidated joint ventures, net	(1,843)	(4,310)
Impairment losses	-	4,735
Share-based compensation	2,540	2,211
Casualty and involuntary conversion gain	-	(340)
Straight-line rent	(3,402)	(5,303)
Other	(1)	2,669
Changes in operating assets and liabilities:
Other receivables and other assets	10,668	11,871
Accounts payable, accrued expenses and other liabilities	(316)	(7,228)
Net cash provided by operating activities	100,134	80,496
INVESTING ACTIVITIES:
Real estate acquisitions	(143,465)	(116,074)
Capital expenditures and development activities	(97,639)	(84,120)
Proceeds from dispositions of real estate investments	136,188	31,932
Investments in unconsolidated joint ventures	(840)	(940)
Proceeds from casualties and involuntary conversion	-	491
Distributions of investments in unconsolidated joint ventures	1,014	16,757
Other investing activities	(3,441)	(2,792)
Net cash used in investing activities	(108,183)	(154,746)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	166,000	76,000
Repayments of senior unsecured revolving line of credit	(54,000)	(42,000)
Repayments of senior unsecured notes	(40,000)	-
Principal payments on mortgage notes	(4,112)	(8,033)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	-	85,818
Net settlement on issuance of share-based compensation awards	(425)	(274)
OP Unit redemptions	(941)	(796)
Distributions paid on OP Units	(52,035)	(48,085)
Distributions paid to noncontrolling interests	(337)	(359)
Contributions from noncontrolling interests	-	101
Other financing activity	(2,818)	(13)
Net cash provided by financing activities	11,332	62,359
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,283	(11,891)
CASH AND CASH EQUIVALENTS, beginning of period	19,631	32,226
CASH AND CASH EQUIVALENTS, end of period	$22,914	$20,335

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$25,848	$30,378
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$13,159	$14,420
Assumption of mortgage notes in connection with real estate acquired	$22,958	$7,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTERNSHIP LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States (“U.S.”). As used herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial," we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2015, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

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

In May 2015, we determined that we had been the victim of a criminal fraud involving the impersonation of our Chief Executive Officer resulting in our transfer of $6.1 million to third-party overseas accounts. As a result of efforts working with our bank and federal law enforcement authorities, we have recovered approximately $3.0 million of the amount transferred.  In addition, we have incurred $0.3 million of other costs related to the investigation of this incident.  We have filed a claim with our insurance carriers related to this incident.  As of June 30, 2015, it is not known whether we will be determined to be entitled to receive insurance proceeds related to this claim.  Accordingly, during the second quarter of 2015, we recorded an expense of $3.4 million in “General and administrative” expense related to this incident and the associated internal investigation, which expense may be reduced in the future by any insurance claim recoveries.

As of June 30, 2015, the Company owned interests in approximately 72.6 million square feet of properties leased to approximately 900 customers, including:

●	61.1 million square feet comprising 398 consolidated operating properties were 95.1% occupied;
●	8.1 million square feet comprising 24 unconsolidated properties were 96.9% occupied and which we operated on behalf of four institutional capital management partners;
●	0.8 million square feet comprising four consolidated properties under redevelopment; and
●	2.6 million square feet comprising 11 consolidated buildings in development.

In addition, the Company has five projects under construction and several projects in predevelopment.  See Note 3 – Investment in Properties for further details.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.8 million and $3.4 million for the three and six months ended June 30, 2015, respectively, and approximately $3.2 million and $5.3 million for the three and six months ended June 30, 2014, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $20.5 million and $42.2 million for the three and six months ended June 30, 2015, respectively, and approximately $18.6 million $38.6 million for the three and six months ended June 30, 2014, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2015, respectively, and approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively, and approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2014, respectively.

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

New Accounting Standards

In May 2014, the FASB issued an accounting standards update (“ASU”) that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is not permitted. The Company is in the process of evaluating the impact this guidance will have on our Consolidated Financial Statements.

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

Note 3 – Investment in Properties

Our consolidated investment in properties consists of operating properties, properties under development, redevelopment properties, properties in pre-development and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	June 30,	December 31,
	2015	2014
Operating properties	$3,680,693	$3,635,287
Properties under development	230,391	241,934
Properties under redevelopment	44,137	50,931
Properties in pre-development including land held	106,050	32,223
Total Investment in Properties	4,061,271	3,960,375
Less accumulated depreciation and amortization	(724,788)	(703,840)
Net Investment in Properties	$3,336,483	$3,256,535

Acquisition Activity

During the six months ended June 30, 2015, we acquired 12 buildings totaling 2.0 million square feet. These properties located in the Atlanta, Denver, Houston, Northern California, and Phoenix markets were acquired for a total purchase price of approximately $117.0 million.  In addition, we incurred acquisition costs of approximately $1.5 million during the six months ended June 30, 2015, included in “General and administrative” in our Consolidated Statements of Operations.

Development Activity

Our properties under development include the following:

●

Eleven buildings totaling 2.6 million square feet are currently in lease-up as shell-complete activities have been completed as of June 30, 2015, including two buildings totaling 0.2 million square feet that were shell-complete upon acquisition.  These properties are 58.6% leased based on weighted average square feet; and

●	Five projects under construction totaling 2.4 million square feet.

During the six months ended June 30, 2015, we acquired 168.2 acres of land in the Atlanta, Baltimore/Washington D.C., Chicago, Miami and Orlando markets for approximately $48.4 million that is held for future development.

During the six months ended June 30, 2015, we recognized development profit, net of taxes, of approximately $2.6 million related to the sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties.  See Note 9 – Related Party Transactions for additional information.

Disposition Activity

During the six months ended June 30, 2015, we sold 13 consolidated operating properties totaling 3.7 million square feet from our Atlanta and Memphis markets to third-parties for gross proceeds of approximately $138.1 million. We recognized gains of approximately $41.1 million on the disposition of these 13 properties.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2—Summary of Significant Accounting Policies” for additional information) was approximately $3.7 million and $7.6 million for the three and six months ended June 30, 2015, respectively, and $3.8 million and $7.3 million for the three and six months ended June 30, 2014, respectively. Our intangible lease assets and liabilities include the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$84,393	$(35,343)	$49,050	$81,996	$(33,031)	$48,965
Above market rent	$4,937	$(2,107)	$2,830	$4,519	$(1,773)	$2,746
Below market rent	$(31,459)	$8,667	$(22,792)	$(30,266)	$7,326	$(22,940)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

The following table summarizes our unconsolidated joint ventures as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	As of June 30, 2015		Investments in and Advances to as of
	Ownership	Number of	June 30,	December 31,
Unconsolidated Joint Ventures	Percentage	Buildings	2015	2014
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$39,103	$39,744
TRT-DCT Venture III	10.0%	4	1,191	1,196
Total Institutional Joint Ventures		17	40,294	40,940
Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	$43,614	$45,342
IDI/DCT, LLC	50.0%	1	4,730	4,363
IDI/DCT Buford, LLC (land only)	75.0%	-	4,077	4,083
Total Other		7	52,421	53,788
Total		24	$92,715	$94,728

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participant rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of June 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$149,000	$149,000	$37,000	$37,000
Fixed rate debt(2)	$1,124,563	$1,211,084	$1,147,045	$1,238,671
Variable rate debt	$225,000	$224,607	$225,000	$226,431

Interest rate contracts:
Interest rate swap liability(3)	$(130)	$(130)	$(167)	$(167)

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

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the three and six months ended June 30, 2015 and 2014.

	During the
	Six Months Ended June 30,
	2015	2014
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$(167)	$212
Net unrealized loss included in accumulated other comprehensive income	(37)	(327)
Realized loss recognized in interest expense	74	77
Ending balance at June 30	$(130)	$(38)

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

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2015 and December 31, 2014, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.9 million and $7.0 million, respectively.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$58	$(518)	$(455)	$(846)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,158)	$(1,172)	$(2,311)	$(2,328)

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

Note 6 – Outstanding Indebtedness

As of June 30, 2015, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.2 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of June 30, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2014, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of June 30, 2015 and December 31, 2014.

Line of Credit

As of June 30, 2015, we had $149.0 million outstanding and $231.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.  As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.

Debt Assumptions

During the six months ended June 30, 2015, we assumed two mortgage notes with aggregate outstanding balances totaling $21.1 million in connection with property acquisitions.  We recorded a $1.9 million premium in connection with the assumption of these notes.

Debt Payoffs and Refinancing

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

During June 2015, we paid off our $40.0 million senior unsecured note maturing in June 2015, using proceeds from the Company’s senior unsecured revolving credit facility and dispositions.

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

The following table illustrates the noncontrolling interests’ share of consolidated net income during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Noncontrolling interests’ share of income from continuing operations	$(4,704)	$(202)	$(6,260)	$(353)
Noncontrolling interests’ share of income from discontinued operations	-	(267)	-	(267)
Net income attributable to noncontrolling interests	$(4,704)	$(469)	$(6,260)	$(620)

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

DCT

Common Stock

As of June 30, 2015, approximately 88.2 million shares of common stock were issued and outstanding.

During the six months ended June 30, 2015 and 2014, we issued approximately 0.1 million shares of common stock in each corresponding period related to vested shares of restricted stock, phantom shares and stock option exercises.

Operating Partnership

OP Units

For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.

As of June 30, 2015 and December 31, 2014, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.

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

During the six months ended June 30, 2015 and 2014, approximately 0.1 million and 0.3 million OP Units were redeemed for approximately $0.9 million and $0.8 million in cash and approximately 0.1 million and 0.2 million shares of DCT common stock, respectively.

As of June 30, 2015 and December 31, 2014, there were approximately 4.2 million and 4.2 million outstanding OP Units held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $133.2 million and $149.8 million based on the $31.44 and $35.66 per share closing price of DCT’s common stock on June 30, 2015 and December 31, 2014, respectively.

Equity-Based Compensation

On October 10, 2006, the Company established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors, as defined in the plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk-free interest rate. During the six months ended June 30, 2015, we did not grant any stock options.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which term the stock fully vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the six months ended June 30, 2015, we granted approximately 28,000 shares of restricted stock to certain officers and employees at the weighted average fair market value of $37.68 per share.

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

During the six months ended June 30, 2015, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $7.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 26% and a weighted average risk-free interest rate of 1.28%. During the six months ended June 30, 2015, approximately 5,000 vested LTIP Units were converted into approximately 5,000  common shares. As of June 30, 2015, approximately 1.1 million LTIP Units were outstanding of which approximately 0.6 million were vested.

During the six months ended June 30, 2014, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 40% and risk-free interest rate of 1.46%. During the six months ended June 30, 2014, approximately 8,000 vested LTIP Units were converted into approximately 8,000 common shares. As of December 31, 2014, approximately 0.9 million LTIP Units were outstanding of which approximately 0.4 million were vested.

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

As of June 30, 2015, we completed the construction and sale of the five buildings and 0.8 acres of land in the joint venture to third-parties resulting in the disposition of all of the joint venture’s assets.  The joint venture is in the process of winding up activities and liquidating the partnership.  We received a preferred return on our capital contributions of approximately $3.0 million and Iowa Investments, LLC was allocated approximately $3.7 million of non-controlling interest.

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

DCT

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per Common Share – Basic and Diluted
Numerator
Income from continuing operations	$23,001	$2,055	$53,302	$2,514
Income from continuing operations attributable to noncontrolling interests	(4,704)	(202)	(6,260)	(353)
Income from continuing operations attributable to common stockholders	18,297	1,853	47,042	2,161
Less: Distributed and undistributed earnings allocated to participating securities	(201)	(170)	(344)	(336)
Numerator for adjusted income from continuing operations attributable to common stockholders	18,096	1,683	46,698	1,825
Income from discontinued operations	-	5,215	-	5,224
Noncontrolling interests' share of income from discontinued operations	-	(267)	-	(267)
Numerator for income from discontinued operations attributable to common stockholders	-	4,948	-	4,957
Adjusted net income attributable to common stockholders	$18,096	$6,631	$46,698	$6,782

Denominator
Weighted average common shares outstanding – basic	88,187	82,280	88,139	81,636
Effect of dilutive securities:
Stock options and phantom stock	299	283	314	273
Weighted average common shares outstanding – diluted	88,486	82,563	88,453	81,909

Earnings per Common Share – Basic
Income from continuing operations	$0.21	$0.02	$0.53	$0.02
Income from discontinued operations	0.00	0.06	0.00	0.06
Net income attributable to common stockholders	$0.21	$0.08	$0.53	$0.08

Earnings per Common Share – Diluted
Income from continuing operations	$0.20	$0.02	$0.53	$0.02
Income from discontinued operations	0.00	0.06	0.00	0.06
Net income attributable to common stockholders	$0.20	$0.08	$0.53	$0.08

Operating Partnership

The following table sets forth the computation of basic and diluted earnings per common unit for the three and six months ended June 30, 2015 and 2014 (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per OP Unit – Basic and Diluted
Numerator
Income from continuing operations	$23,001	$2,055	$53,302	$2,514
Income from continuing operations attributable to noncontrolling interests	(3,824)	(103)	(3,977)	(236)
Income from continuing operations attributable to OP Unitholders	19,177	1,952	49,325	2,278
Less: Distributed and undistributed earnings allocated to participating securities	(201)	(170)	(344)	(336)
Numerator for adjusted income from continuing operations attributable to OP Unitholders	18,976	1,782	48,981	1,942
Income from discontinued operations	-	5,215	-	5,224
Noncontrolling interests' share of income from discontinued operations	-	-	-	-
Numerator for income from discontinued operations attributable to OP Unitholders	-	5,215	-	5,224
Adjusted net income attributable to OP Unitholders	$18,976	$6,997	$48,981	$7,166

Denominator
Weighted average OP Units outstanding – basic	92,443	86,620	92,417	86,033
Effect of dilutive securities:
Stock options and phantom stock	299	283	314	273
Weighted average OP Units outstanding – diluted	92,742	86,903	92,731	86,306

Earnings per OP Unit – Basic
Income from continuing operations	$0.21	$0.02	$0.53	$0.02
Income from discontinued operations	0.00	0.06	0.00	0.06
Net income attributable to OP Unitholders	$0.21	$0.08	$0.53	$0.08

Earnings per OP Units – Diluted
Income from continuing operations	$0.20	$0.02	$0.53	$0.02
Income from discontinued operations	0.00	0.06	0.00	0.06
Net income attributable to OP Unitholders	$0.20	$0.08	$0.53	$0.08

DCT and the Operating Partnership

Potentially Dilutive Shares

For the three and six months ended June 30, 2015, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.3 million OP Units because their effect would be anti-dilutive. During the same periods ended June 30, 2014, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.3 million and 4.4 million OP Units, respectively, because their effect would be anti-dilutive.

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

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Segments:
East assets	$986,185	$1,010,263
Central assets	1,097,080	1,067,616
West assets	1,320,675	1,245,990
Total segment net assets	3,403,940	3,323,869
Non-segment assets:
Non-segment cash and cash equivalents	15,762	16,653
Other non-segment assets (1)	113,359	111,012
Total assets	$3,533,061	$3,451,534

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
East	$25,845	$27,822	$53,297	$56,793
Central	33,233	33,136	65,916	64,749
West	29,037	22,344	56,964	44,379
Rental revenues	88,115	83,302	176,177	165,921
Institutional capital management and other fees	423	308	801	1,072
Total revenues	$88,538	$83,610	$176,978	$166,993

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Income from continuing operations” for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
East	$19,900	$20,691	$39,570	$40,831
Central	24,045	22,576	46,321	42,795
West	22,241	16,891	43,704	33,552
Property NOI (1)	66,186	60,158	129,595	117,178
Institutional capital management and other fees	423	308	801	1,072
Gain on business combination	-	-	-	1,000
Gain on dispositions of real estate interests	14,932	372	41,086	1,417
Real estate related depreciation and amortization	(38,449)	(37,270)	(77,445)	(73,703)
Casualty and involuntary conversion gain	-	340	-	340
Development profit, net of taxes	2,627	1,288	2,627	2,016
General and administrative expense	(9,856)	(7,498)	(17,192)	(14,332)
Impairment losses	-	(376)	-	(4,735)
Equity in earnings of unconsolidated joint ventures, net	1,036	697	1,843	4,310
Interest expense	(13,609)	(16,182)	(27,513)	(32,238)
Interest and other income (expense)	(11)	(23)	(29)	5
Income tax benefit (expense) and other taxes	(278)	241	(471)	184
Income from continuing operations	$23,001	$2,055	$53,302	$2,514

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

Assets Held for Sale

As of June 30, 2015, there were no properties held for sale.

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

The following table summarizes the components of income from discontinued operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental revenues	$-	$88	$-	$392
Rental expenses and real estate taxes	-	18	-	(67)
General and administrative expense	-	(10)	-	(37)
Operating income	-	96	-	288
Interest and other income (expense)	-	2	-	(17)
Income tax expense and other taxes	-	-	-	(32)
Operating income and other income	-	98	-	239
Impairment losses	-	-	-	(132)
Gain on dispositions of real estate interests	-	5,117	-	5,117
Income from discontinued operations	$-	$5,215	$-	$5,224

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

The following tables present the condensed consolidated financial information for (a) DCT Industrial Trust, Inc. (“Parent” and a guarantor), (b) DCT Industrial Operating Partnership LP (“Subsidiary Issuer”), (c) on a combined basis, the guarantor subsidiaries (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Additional columns present consolidating adjustments and consolidated totals as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.

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

Condensed Consolidated Balance Sheets

June 30, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$-	$-	$854,241	$152,367	$-	$1,006,608
Buildings and improvements	-	-	2,436,065	443,473	-	2,879,538
Intangible lease assets	-	-	64,884	24,446	-	89,330
Construction in progress	-	-	80,540	5,255	-	85,795
Total investment in properties	-	-	3,435,730	625,541	-	4,061,271
Less accumulated depreciation and amortization	-	-	(613,083)	(111,705)	-	(724,788)
Net investment in properties	-	-	2,822,647	513,836	-	3,336,483
Investments in and advances to unconsolidated joint ventures	-	92,117	598	-	-	92,715
Net investment in real estate	-	92,117	2,823,245	513,836	-	3,429,198
Cash and cash equivalents	-	17,379	-	5,535	-	22,914
Restricted cash	-	2,504	162	2,758	-	5,424
Deferred loan costs, net	-	9,237	51	358	-	9,646
Straight-line rent and other receivables, net	-	187	45,503	9,062	-	54,752
Other assets, net	-	2,441	4,640	4,046	-	11,127
Intercompany receivables, net	24,751	104,473	8,543	-	(137,767)	-
Investment in subsidiaries	1,752,003	2,893,614	26,011	-	(4,671,628)	-
Total assets	$1,776,754	$3,121,952	$2,908,155	$535,595	$(4,809,395)	$3,533,061

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$-	$9,583	$47,004	$10,957	$-	$67,544
Intercompany payables, net	-	24,751	26,084	86,932	(137,767)	-
Distributions payable	24,751	1,287	-	-	-	26,038
Tenant prepaids and security deposits	-	-	26,780	3,804	-	30,584
Other liabilities	-	151	15,659	1,591	-	17,401
Intangible lease liabilities, net	-	-	18,722	4,070	-	22,792
Line of credit	-	149,000	-	-	-	149,000
Senior unsecured notes	-	1,082,732	-	-	-	1,082,732
Mortgage notes	-	-	22,691	244,140	-	266,831
Total liabilities	24,751	1,267,504	156,940	351,494	(137,767)	1,662,922

Equity:
Stockholders' equity	1,752,003	1,854,448	2,751,215	184,101	(4,789,764)	1,752,003
Noncontrolling interests	-	-	-	-	118,136	118,136
Total equity	1,752,003	1,854,448	2,751,215	184,101	(4,671,628)	1,870,139
Total liabilities and equity	$1,776,754	$3,121,952	$2,908,155	$535,595	$(4,809,395)	$3,533,061

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$73,006	$15,109	$-	$88,115
Institutional capital management and other fees	-	23	-	492	(92)	423
Total revenues	-	23	73,006	15,601	(92)	88,538

OPERATING EXPENSES:
Rental expenses	-	-	7,219	1,189	-	8,408
Real estate taxes	-	-	10,822	2,699	-	13,521
Real estate related depreciation and amortization	-	-	31,897	6,552	-	38,449
General and administrative	-	9,811	88	(43)	-	9,856
Total operating expenses	-	9,811	50,026	10,397	-	70,234
Operating income (loss)	-	(9,788)	22,980	5,204	(92)	18,304

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	2,627	-	2,627
Equity in earnings (loss) of unconsolidated joint ventures, net	-	951	(7)	-	92	1,036
Gain on dispositions of real estate interests	-	9	-	14,923	-	14,932
Interest expense	-	(10,489)	(721)	(2,799)	400	(13,609)
Interest and other income (expense)	-	406	(17)	-	(400)	(11)
Income tax expense and other taxes	-	(137)	(126)	(15)	-	(278)
Income (loss) from continuing operations	-	(19,048)	22,109	19,940	-	23,001
Equity in earnings of consolidated subsidiaries	18,297	38,225	2,643	-	(59,165)	-
Consolidated net income	18,297	19,177	24,752	19,940	(59,165)	23,001
Net income attributable to noncontrolling interests	-	-	-	-	(4,704)	(4,704)
Net income attributable to common stockholders	18,297	19,177	24,752	19,940	(63,869)	18,297
Distributed and undistributed earnings allocated to participating securities	-	(201)	-	-	-	(201)
Adjusted net income attributable to common stockholders	$18,297	$18,976	$24,752	$19,940	$(63,869)	$18,096

Net income	$18,297	$19,177	$24,752	$19,940	$(59,165)	$23,001
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	-	(54)	-	112	-	58
Net reclassification adjustment on cash flow hedging instruments	-	1,121	-	37	-	1,158
Other comprehensive income	-	1,067	-	149	-	1,216
Comprehensive income	18,297	20,244	24,752	20,089	(59,165)	24,217
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(4,843)	(4,843)
Comprehensive income attributable to common stockholders	$18,297	$20,244	$24,752	$20,089	$(64,008)	$19,374

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$144,966	$31,211	$-	$176,177
Institutional capital management and other fees	-	48	-	926	(173)	801
Total revenues	-	48	144,966	32,137	(173)	176,978

OPERATING EXPENSES:
Rental expenses	-	-	15,917	2,639	-	18,556
Real estate taxes	-	-	22,382	5,644	-	28,026
Real estate related depreciation and amortization	-	-	63,916	13,529	-	77,445
General and administrative	-	16,284	169	739	-	17,192
Total operating expenses	-	16,284	102,384	22,551	-	141,219
Operating income (loss)	-	(16,236)	42,582	9,586	(173)	35,759

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	2,627	-	2,627
Equity in earnings (loss) of unconsolidated joint ventures, net	-	1,677	(7)	-	173	1,843
Gain on dispositions of real estate interests	-	(11)	-	41,097	-	41,086
Interest expense	-	(21,402)	(1,368)	(5,543)	800	(27,513)
Interest and other income (expense)	-	809	(33)	(5)	(800)	(29)
Income tax expense and other taxes	-	(279)	(170)	(22)	-	(471)
Income (loss) from continuing operations	-	(35,442)	41,004	47,740	-	53,302
Equity in earnings of consolidated subsidiaries	47,042	84,767	2,657	-	(134,466)	-
Consolidated net income	47,042	49,325	43,661	47,740	(134,466)	53,302
Net income attributable to noncontrolling interests	-	-	-	-	(6,260)	(6,260)
Net income attributable to common stockholders	47,042	49,325	43,661	47,740	(140,726)	47,042
Distributed and undistributed earnings allocated to participating securities	-	(344)	-	-	-	(344)
Adjusted net income attributable to common stockholders	$47,042	$48,981	$43,661	$47,740	$(140,726)	$46,698

Net income	$47,042	$49,325	$43,661	$47,740	$(134,466)	$53,302
Other comprehensive income:
Net derivative loss on cash flow hedging instruments	-	(418)	-	(37)	-	(455)
Net reclassification adjustment on cash flow hedging instruments	-	2,237	-	74	-	2,311
Other comprehensive income	-	1,819	-	37	-	1,856
Comprehensive income	47,042	51,144	43,661	47,777	(134,466)	55,158
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(6,354)	(6,354)
Comprehensive income attributable to common stockholders	$47,042	$51,144	$43,661	$47,777	$(140,820)	$48,804

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(26,752)	$109,938	$16,836	$112	$100,134

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(113,880)	(29,585)	-	(143,465)
Capital expenditures and development activities	-	-	(93,995)	(3,644)	-	(97,639)
Proceeds (loss) from dispositions of real estate investments	-	(11)	-	136,199	-	136,188
Investments in unconsolidated joint ventures	-	(840)	-	-	-	(840)
Distributions of investments in unconsolidated joint ventures	-	1,014	-	-	-	1,014
Other investing activities	-	(3,357)	4	(88)	-	(3,441)
Net cash provided by (used in) investing activities	-	(3,194)	(207,871)	102,882	-	(108,183)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	166,000	-	-	-	166,000
Repayments of senior unsecured revolving line of credit	-	(54,000)	-	-	-	(54,000)
Repayments of senior unsecured notes	-	(40,000)	-	-	-	(40,000)
Principal payments on mortgage notes	-	-	(260)	(3,852)	-	(4,112)
Net settlement on issuance of stock-based compensation awards	(425)	(425)	-	-	425	(425)
Net payments relating to intercompany financing	49,812	11,801	98,193	(109,994)	(49,812)	-
Redemption of noncontrolling interests	-	(941)	-	-	-	(941)
Dividends to common stockholders	(49,387)	(49,387)	-	-	49,387	(49,387)
Distributions to noncontrolling interests	-	(2,648)	-	(337)	-	(2,985)
Other financing activity	-	(2,818)	-	-	-	(2,818)
Net cash provided by (used in) financing activities	-	27,582	97,933	(114,183)	-	11,332
Net change in cash and cash equivalents	-	(2,364)	-	5,535	112	3,283
Cash and cash equivalents, beginning of period	-	19,743	-	-	(112)	19,631
Cash and cash equivalents, end of period	$-	$17,379	$-	$5,535	$-	$22,914

Condensed Consolidated Balance Sheets

December 31, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$-	$-	$784,723	$166,240	$-	$950,963
Buildings and improvements	-	-	2,273,733	514,226	-	2,787,959
Intangible lease assets	-	-	62,828	23,687	-	86,515
Construction in progress	-	-	121,997	12,941	-	134,938
Total investment in properties	-	-	3,243,281	717,094	-	3,960,375
Less accumulated depreciation and amortization	-	-	(558,797)	(145,043)	-	(703,840)
Net investment in properties	-	-	2,684,484	572,051	-	3,256,535
Investments in and advances to unconsolidated joint ventures	-	94,122	606	-	-	94,728
Net investment in real estate	-	94,122	2,685,090	572,051	-	3,351,263
Cash and cash equivalents	-	19,743	-	-	(112)	19,631
Restricted cash	-	3	162	3,614	-	3,779
Deferred loan costs, net	-	7,580	54	392	-	8,026
Straight-line rent and other receivables, net	-	101	43,733	10,349	-	54,183
Other assets, net	-	3,525	6,965	4,162	-	14,652
Intercompany receivables, net	24,706	153,557	8,742	-	(187,005)	-
Investment in subsidiaries	1,749,832	2,770,752	21,892	-	(4,542,476)	-
Total assets	$1,774,538	$3,049,383	$2,766,638	$590,568	$(4,729,593)	$3,451,534

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$-	$10,257	$54,764	$18,634	$(112)	$83,543
Intercompany payables, net	-	24,706	26,059	136,240	(187,005)	-
Distributions payable	24,706	1,267	-	-	-	25,973
Tenant prepaids and security deposits	-	-	25,393	5,146	-	30,539
Other liabilities	-	150	10,947	2,981	-	14,078
Intangible lease liabilities, net	-	-	19,167	3,773	-	22,940
Line of credit	-	37,000	-	-	-	37,000
Senior unsecured notes	-	1,122,621	-	-	-	1,122,621
Mortgage notes	-	-	19,742	229,682	-	249,424
Total liabilities	24,706	1,196,001	156,072	396,456	(187,117)	1,586,118

Equity:
Stockholders' equity	1,749,832	1,853,382	2,610,566	194,112	(4,658,060)	1,749,832
Noncontrolling interests	-	-	-	-	115,584	115,584
Total equity	1,749,832	1,853,382	2,610,566	194,112	(4,542,476)	1,865,416
Total liabilities and equity	$1,774,538	$3,049,383	$2,766,638	$590,568	$(4,729,593)	$3,451,534

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$62,740	$20,562	$-	$83,302
Institutional capital management and other fees	-	75	-	350	(117)	308
Total revenues	-	75	62,740	20,912	(117)	83,610

OPERATING EXPENSES:
Rental expenses	-	-	7,272	2,161	-	9,433
Real estate taxes	-	-	9,944	3,767	-	13,711
Real estate related depreciation and amortization	-	-	28,616	8,654	-	37,270
General and administrative	-	7,401	87	10	-	7,498
Impairment losses	-	-	-	376	-	376
Casualty and involuntary conversion gain	-	-	(340)	-	-	(340)
Total operating expenses	-	7,401	45,579	14,968	-	67,948
Operating income (loss)	-	(7,326)	17,161	5,944	(117)	15,662

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	1,238	50	1,288
Equity in earnings (loss) of unconsolidated joint ventures, net	-	632	(2)	-	67	697
Gain on dispositions of real estate interests	-	228	-	144	-	372
Interest expense	-	(12,606)	(1,287)	(3,057)	768	(16,182)
Interest and other income (expense)	-	773	(14)	(14)	(768)	(23)
Income tax benefit (expense) and other taxes	-	(68)	381	(72)	-	241
Income (loss) from continuing operations	-	(18,367)	16,239	4,183	-	2,055
Income from discontinued operations	-	-	-	5,215	-	5,215
Equity in earnings of consolidated subsidiaries	6,801	25,534	1,281	-	(33,616)	-
Consolidated net income	6,801	7,167	17,520	9,398	(33,616)	7,270
Net income attributable to noncontrolling interests	-	-	-	-	(469)	(469)
Net income attributable to common stockholders	6,801	7,167	17,520	9,398	(34,085)	6,801
Distributed and undistributed earnings allocated to participating securities	-	(170)	-	-	-	(170)
Adjusted net income attributable to common stockholders	$6,801	$6,997	$17,520	$9,398	$(34,085)	$6,631

Net income	$6,801	$7,167	$17,520	$9,398	$(33,616)	$7,270
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	-	(367)	-	(151)	-	(518)
Net reclassification adjustment on cash flow hedging instruments	-	1,133	-	39	-	1,172
Other comprehensive income (loss)	-	766	-	(112)	-	654
Comprehensive income	6,801	7,933	17,520	9,286	(33,616)	7,924
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(513)	(513)
Comprehensive income attributable to common stockholders	$6,801	$7,933	$17,520	$9,286	$(34,129)	$7,411

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$125,308	$40,613	$-	$165,921
Institutional capital management and other fees	-	454	-	818	(200)	1,072
Total revenues	-	454	125,308	41,431	(200)	166,993

OPERATING EXPENSES:
Rental expenses	-	-	16,852	4,983	-	21,835
Real estate taxes	-	-	19,479	7,429	-	26,908
Real estate related depreciation and amortization	-	-	55,956	17,747	-	73,703
General and administrative	-	13,782	180	370	-	14,332
Impairment losses	-	-	-	4,735	-	4,735
Casualty and involuntary conversion gain	-	-	(340)	-	-	(340)
Total operating expenses	-	13,782	92,127	35,264	-	141,173
Operating income (loss)	-	(13,328)	33,181	6,167	(200)	25,820

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	1,966	50	2,016
Equity in earnings (loss) of unconsolidated joint ventures, net	-	4,190	(30)	-	150	4,310
Gain on business combination	-	1,000	-	-	-	1,000
Gain on dispositions of real estate interests	-	1,175	-	242	-	1,417
Interest expense	-	(25,133)	(2,308)	(6,083)	1,286	(32,238)
Interest and other income (expense)	-	1,324	(36)	41	(1,324)	5
Income tax benefit (expense) and other taxes	-	(136)	464	(144)	-	184
Income (loss) from continuing operations	-	(30,908)	31,271	2,189	(38)	2,514
Income from discontinued operations	-	-	-	5,186	38	5,224
Equity in earnings of consolidated subsidiaries	7,118	38,410	1,979	-	(47,507)	-
Consolidated net income	7,118	7,502	33,250	7,375	(47,507)	7,738
Net income attributable to noncontrolling interests	-	-	-	-	(620)	(620)
Net income attributable to common stockholders	7,118	7,502	33,250	7,375	(48,127)	7,118
Distributed and undistributed earnings allocated to participating securities	-	(336)	-	-	-	(336)
Adjusted net income attributable to common stockholders	$7,118	$7,166	$33,250	$7,375	$(48,127)	$6,782

Net income	$7,118	$7,502	$33,250	$7,375	$(47,507)	$7,738
Other comprehensive income (loss)
Net derivative loss on cash flow hedging instruments	-	(519)	-	(327)	-	(846)
Net reclassification adjustment on cash flow hedging instruments	-	2,251	-	77	-	2,328
Other comprehensive income (loss)	-	1,732	-	(250)	-	1,482
Comprehensive income	7,118	9,234	33,250	7,125	(47,507)	9,220
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(778)	(778)
Comprehensive income attributable to common stockholders	$7,118	$9,234	$33,250	$7,125	$(48,285)	$8,442

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(28,558)	$81,107	$27,947	$-	$80,496

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(105,874)	(10,200)	-	(116,074)
Capital expenditures and development activities	-	-	(74,687)	(9,433)	-	(84,120)
Proceeds from dispositions of real estate investments	-	1,988	-	29,944	-	31,932
Investments in unconsolidated joint ventures	-	(940)	-	-	-	(940)
Proceeds from casualties and involuntary conversion	-	-	349	142	-	491
Distributions of investments in unconsolidated joint ventures	-	16,757	-	-	-	16,757
Other investing activities	-	(2,555)	4	(241)	-	(2,792)
Net cash provided by (used in) investing activities	-	15,250	(180,208)	10,212	-	(154,746)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	76,000	-	-	-	76,000
Repayments of senior unsecured revolving line of credit	-	(42,000)	-	-	-	(42,000)
Principal payments on mortgage notes	-	-	(4,196)	(3,837)	-	(8,033)
Proceeds from issuance of common stock	86,928	86,928	-	-	(86,928)	86,928
Net settlement on issuance of stock-based compensation awards	(274)	(274)	-	-	274	(274)
Offering costs for issuance of common stock and OP Units	(1,110)	(1,110)	-	-	1,110	(1,110)
Net payments relating to intercompany financing	(40,177)	(74,953)	112,877	(37,924)	40,177	-
Redemption of noncontrolling interests	-	(796)	-	-	-	(796)
Dividends to common stockholders	(45,367)	(45,367)	-	-	45,367	(45,367)
Distributions to noncontrolling interests	-	(2,718)	-	(359)	-	(3,077)
Contributions from noncontrolling interests	-	-	-	101	-	101
Other financing activity	-	39	(52)	-	-	(13)
Net cash provided by (used in) financing activities	-	(4,251)	108,629	(42,019)	-	62,359
Net change in cash and cash equivalents	-	(17,559)	9,528	(3,860)	-	(11,891)
Cash and cash equivalents, beginning of period	-	28,098	-	4,128	-	32,226
Cash and cash equivalents, end of period	$-	$10,539	$9,528	$268	$-	$20,335

Note 14 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized subsequent events were noted.  No significant recognized or nonrecognized subsequent events were noted other than those mentioned in Note 4 – Investments in and Advances to Unconsolidated Joint Ventures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

●	national, international, regional and local economic conditions;
●	the general level of interest rates and the availability of capital;
●	the competitive environment in which we operate;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
●	decreased rental rates or increasing vacancy rates;
●	defaults on or non-renewal of leases by tenants;
●	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;
●	the timing of acquisitions, dispositions and development;
●	natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;
●	energy costs;
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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2015, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

As of June 30, 2015, the Company owned interests in approximately 72.6 million square feet of properties leased to approximately 900 customers, including:

●	61.1 million square feet comprising 398 consolidated operating properties were 95.1% occupied;
●	8.1 million square feet comprising 24 unconsolidated properties were 96.9% occupied and which we operated on behalf of four institutional capital management partners;
●	0.8 million square feet comprising four consolidated buildings under redevelopment; and
●	2.6 million square feet comprising 11 consolidated buildings in development.

In addition, the Company has five projects under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties” for further detail related to our development activity.

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

Summary of Significant Transactions and Activities During 2015

Significant transactions for the six months ended June 30, 2015

●	Acquisitions
●

During the six months ended June 30, 2015, we acquired 12 buildings comprising 2.0 million square feet in the Atlanta, Denver, Houston, Northern California and Phoenix markets for a total purchase price of approximately $117.0 million. Weighted average occupancy upon the acquisition of the properties was 79.0%.

●

Additionally, during the six months ended June 30, 2015, we acquired 168.2 acres of land in the Atlanta, Baltimore/Washington D.C., Chicago, Miami and Orlando markets for approximately $48.4 million that are held for future development.

●	Development Activities
●

As of June 30, 2015, construction was shell-complete on 11 buildings totaling 2.6 million square feet in Dallas, Houston, Orlando, Seattle and Southern California, including two buildings totaling 0.2 million square feet that were shell-complete upon acquisition. During the six months ended June 30, 2015, we stabilized three buildings totaling 0.6 million square feet.  Additionally, we recognized development profit, net of taxes, of approximately $2.6 million related to the sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties.

The table below reflects a summary of development activities as of June 30, 2015:

Project	Market	Acres	Number of Buildings	Square Feet	Percentage Owned	Cumulative Costs at 6/30/2015	Projected Investment	Completion Date(1)	Percentage Leased(2)
				(in thousands)		(in thousands)	(in thousands)
Development Activities:

Development Projects in Lease Up(3)
DCT Freeport North	Dallas	6	1	100	100%	$6,118	$7,207	Q1-2015	100%
DCT Frankford Trade Center	Dallas	6	1	82	100%	5,839	6,282	Q1-2015	100%
DCT Airtex Industrial Center II	Houston	7	1	127	100%	8,715	10,802	Q4-2014	72%
DCT Northwest Crossroads Logistics Centre II	Houston	18	1	320	100%	13,836	19,012	Q2-2015	59%
DCT Airport Distribution Center North Building C	Orlando	8	1	97	100%	5,240	6,872	Q4-2014	83%
DCT White River Corporate Center Phase I	Seattle	30	1	649	100%	40,329	49,729	Q4-2014	33%
DCT Fife 45 North	Seattle	5	1	79	100%	6,140	8,009	Q1-2015	45%
DCT Fife 45 South	Seattle	4	1	64	100%	5,294	5,653	Q1-2015	100%
DCT Rialto Logistics Center	So. California	42	1	928	100%	55,593	63,122	Q1-2015	66%
	Sub Total	126	9	2,446	100%	$147,104	$176,688		60%
Under Construction
DCT River West	Atlanta	47	1	734	100%	$24,999	$29,892	Q3-2015	0%
DCT Fairburn	Atlanta	75	1	1037	100%	13,295	51,544	Q1-2016	100%
DCT O'Hare Logistics Center	Chicago	7	1	113	100%	7,303	12,398	Q3-2015	0%
6400 Hollister Road - Expansion	Houston	2	Expansion	55	100%	645	3,649	Q4-2015	100%
DCT Chrin Commerce Centre	Pennsylvania	36	1	426	100%	20,546	26,017	Q3-2015	0%
	Sub Total	167	4	2,365	100%	$66,788	$123,500		46%
Leased Pre-Development
DCT North Avenue Distribution Center	Chicago	20	1	350	100%	$8,673	$24,895	Q2-2016	100%
DCT Central Avenue	Chicago	54	1	172	100%	7,480	60,020	Q4-2016	100%
DCT Fife Distribution Center North	Seattle	9	1	152	100%	3,939	12,781	Q1-2016	56%
DCT Fife Distribution Center South	Seattle	12	1	240	100%	5,633	18,838	Q1-2016	100%
	Sub Total	95	4	914	100%	$25,725	$116,534		93%

	Total	388	17	5,725	100%	$239,617	$416,722		60%

(1)	The completion date represents the date of building shell-completion or estimated date of shell-completion.
(2)	Percentage leased is computed as of the date the financial statements were available to be issued.
(3)

During July 2014, DCT acquired two buildings totaling 180,000 square feet that were shell-complete. The buildings are classified as properties under development with cumulative costs of $16.5 million as of June 30, 2015.

●	Dispositions
●

During the six months ended June 30, 2015, we sold 13 consolidated operating properties totaling 3.7 million square feet located in our Atlanta and Memphis markets, to third-parties for gross proceeds of approximately $138.1 million.

●	We recognized gains of approximately $41.1 million on the disposition of these 13 properties.
●	Debt Activity
●	As of June 30, 2015, we had $149.0 million outstanding and $231.5 million available under our unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.
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

●	Leasing Activity

The following table provides a summary of our leasing activity for the six months ended June 30, 2015:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)	Weighted Average Retention(6)
		(in thousands)			(in months)
Second quarter 2015	72	4,772	$5.44	14.1%	81	$2.64	65.5%
Year to date 2015	130	8,524	$5.07	14.2%	74	$3.01	66.3%

(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
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

During the six months ended June 30, 2015, we signed 54 leases comprising 4.1 million square feet with total concessions of $5.9 million primarily related to free rent periods.

Other Events

In May 2015, we determined that we had been the victim of a criminal fraud involving the impersonation of our Chief Executive Officer resulting in our transfer of $6.1 million to third-party overseas accounts. As a result of efforts working with our bank and federal law enforcement authorities, we have recovered approximately $3.0 million of the amount transferred.  In addition, we have incurred $0.3 million of other costs related to the investigation of this incident.  We have filed a claim with our insurance carriers related to this incident.  As of June 30, 2015, it is not known whether we will be determined to be entitled to receive insurance proceeds related to this claim.  Accordingly, during the second quarter of 2015, we recorded an expense of $3.4 million in “General and administrative” expense related to this incident and the associated internal investigation, which expense may be reduced in the future by any insurance claim recoveries.

Customer Diversification

As of June 30, 2015, there were no customers that occupied more than 2.2% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of June 30, 2015, who occupy a combined 6.3 million square feet or 9.8% of our consolidated properties.

Percentage of
Annualized
Customer	Base Rent
Schenker, Inc.	2.2%
Distributions Alternatives, Inc.	2.1%
The Clorox Company	1.1%
The Glidden Company	1.1%
YRC, LLC	1.0%
Kellogg Company	1.0%
Bridgestone Corporation	0.9%
Deutsche Post World Net (DHL)	0.9%
One Kings Lane, Inc.	0.9%
Genco I, Inc.	0.8%
Total	12.0%

Although base rent is supported by long-term lease contracts customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.

We frequently monitor the financial condition of our customers. We communicate often with those customers whom have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues, and no customer represents more than 2.2% of our annual base rent.

Results of Operations

Summary of the three and six months ended June 30, 2015 compared to the same period ended June 30, 2014

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the U.S. As of June 30, 2015, the Company owned interests in or had under development approximately 72.6 million square feet of properties leased to approximately 900 customers, including 8.1 million square feet managed on behalf of four institutional capital management joint venture partners. Also as of June 30, 2015, we consolidated 398 operating properties, four redevelopment properties and 11 development properties.

Comparison of the three months ended June 30, 2015 compared to the same period ended June 30, 2014

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 352 operating properties and was comprised of 52.9 million square feet. A discussion of these changes follows in the table below (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	Percent Change
Rental Revenues
Same store	$75,149	$71,262	$3,887	5.5%
Non-same store operating properties	12,916	11,407	1,509	13.2%
Development and redevelopment	50	633	(583)	-92.1%
Total rental revenues	88,115	83,302	4,813	5.8%
Rental Expenses and Real Estate Taxes
Same store	18,698	19,453	(755)	-3.9%
Non-same store operating properties	3,204	3,485	(281)	-8.1%
Development and redevelopment	27	206	(179)	-86.9%
Total rental expenses and real estate taxes	21,929	23,144	(1,215)	-5.2%
Property Net Operating Income (1)
Same store	56,451	51,809	4,642	9.0%
Non-same store operating properties	9,712	7,922	1,790	22.6%
Development and redevelopment	23	427	(404)	-94.6%
Total property net operating income	66,186	60,158	6,028	10.0%
Other Revenue and Other Income
Institutional capital management and other fees	423	308	115	37.3%
Casualty and involuntary conversion gain	-	340	(340)	-100.0%
Development profit, net of taxes	2,627	1,288	1,339	104.0%
Equity in earnings of unconsolidated joint ventures, net	1,036	697	339	48.6%
Gain on dispositions of real estate interests	14,932	372	14,560	3914.0%
Interest and other expense	(11)	(23)	12	52.2%
Total other revenue and other income	19,007	2,982	16,025	537.4%
Other Expenses
Real estate related depreciation and amortization	38,449	37,270	1,179	3.2%
Interest expense	13,609	16,182	(2,573)	-15.9%
General and administrative	9,856	7,498	2,358	31.4%
Impairment losses	-	376	(376)	-100.0%
Income tax (benefit) expense and other taxes	278	(241)	519	215.4%
Total other expenses	62,192	61,085	1,107	1.8%
Income from discontinued operations	-	5,215	(5,215)	-100.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(3,824)	(103)	(3,721)	-3612.6%
Net income attributable to OP Unitholders	19,177	7,167	12,010	167.6%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(880)	(366)	(514)	-140.4%
Net income attributable to common stockholders	$18,297	$6,801	$11,496	169.0%

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

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $4.8 million for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to the following:

●

$0.9 million increase in our non-same store rental revenues, including operating properties not included in same store, development and redevelopment properties, primarily as a result of an increase in the number of consolidated properties. Since April 1, 2014, we have acquired 34 operating properties and placed into operation 11 development and redevelopment properties.

●	$3.9 million increase in total revenue in our same store portfolio primarily due to the following:
●	$3.8 million increase in base rent primarily resulting from increased rental rates and a 230 basis point increase in average occupancy period over period;
●	$1.4 million increase in operating expense recoveries related to higher average occupancy offset in part by lower property operating expenses; and
●	$0.5 million increase in miscellaneous income due to move-out repairs; which was partially offset by
●	$1.6 million decrease in straight-line rental revenue; and
●	$0.2 million decrease in early lease terminations.

The following table illustrates the various components of our consolidated rental revenues for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change
Base rent	$63,612	$59,507	$4,105
Straight-line rent	1,799	3,211	(1,412)
Amortization of above and below market rent intangibles	760	473	287
Tenant recovery income	20,465	18,627	1,838
Other	952	804	148
Revenues related to early lease terminations	527	680	(153)
Total rental revenues	$88,115	$83,302	$4,813

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes decreased by $1.2 million for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to the following:

●

$0.5 million decrease in rental expenses and real estate taxes related to non-same store properties, including operating properties not included in same store, development and redevelopment properties placed into service during the period; and

●	$0.8 million decrease in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to a decrease in bad debt expense and real estate taxes.

Other Revenue and Other Income

Total other revenue and other income increased $16.0 million for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to the following:

●

$14.6 million increase in gain on dispositions of real estate interests primarily related to gains of $14.9 million recognized on the disposition of seven properties in the Atlanta market during 2015, which was offset by a $0.4 million gain recognized on the sale of one property in the Chicago market during 2014; and

●

$1.3 million increase in development profit, net of taxes, related to $2.6 million recognized from the completion and sale of three development projects totaling 156,000 square feet during 2015, which was offset by $1.3 million recognized from the sale and completion of one development project totaling 99,000 square feet during 2014.

Other Expenses

Other expenses increased $1.1 million for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to the following:

●

$1.2 million increase in depreciation and amortization expense resulting from a $5.2 million increase related to real estate acquisitions and capital additions, partially offset by $3.5 million related to real estate dispositions and $0.5 million related to same store; and

●	$2.4 million increase in general and administrative expenses due to the following:
•	$3.4 million increase resulting from the criminal fraud and the investigation of the incident. See discussion under Significant Transactions and Activities; which was partially offset by
•	$0.4 million of lower acquisition costs and a $0.6 million increase in capitalized overhead as a result of increased development, leasing and other capital activities; and
●

$2.6 million decrease in interest expense as a result of a $2.1 million increase in capitalized interest in 2015 related to increased development activities and the repayment of a $43.3 million mortgage note in November 2014.

Comparison of the six months ended June 30, 2015 compared to the same period ended June 30, 2014

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 345 operating properties and was comprised of 52.0 million square feet. A discussion of these changes follows in the table below (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	Percent Change
Rental Revenues
Same store	$147,590	$141,330	$6,260	4.4%
Non-same store operating properties	28,429	23,328	5,101	21.9%
Development and redevelopment	158	1,263	(1,105)	-87.5%
Total rental revenues	176,177	165,921	10,256	6.2%
Rental Expenses and Real Estate Taxes
Same store	39,312	40,655	(1,343)	-3.3%
Non-same store operating properties	7,343	7,763	(420)	-5.4%
Development and redevelopment	(73)	325	(398)	-122.5%
Total rental expenses and real estate taxes	46,582	48,743	(2,161)	-4.4%
Property Net Operating Income (1)
Same store	108,278	100,675	7,603	7.6%
Non-same store operating properties	21,086	15,565	5,521	35.5%
Development and redevelopment	231	938	(707)	-75.4%
Total property net operating income	129,595	117,178	12,417	10.6%
Other Revenue and Other Income
Institutional capital management and other fees	801	1,072	(271)	-25.3%
Casualty and involuntary conversion gain	-	340	(340)	-100.0%
Development profit, net of taxes	2,627	2,016	611	30.3%
Equity in earnings of unconsolidated joint ventures, net	1,843	4,310	(2,467)	-57.2%
Gain on business combinations	-	1,000	(1,000)	-100.0%
Gain on dispositions of real estate interests	41,086	1,417	39,669	2799.5%
Interest and other income (expense)	(29)	5	(34)	-680.0%
Total other revenue and other income	46,328	10,160	36,168	356.0%
Other Expenses
Real estate related depreciation and amortization	77,445	73,703	3,742	5.1%
Interest expense	27,513	32,238	(4,725)	-14.7%
General and administrative	17,192	14,332	2,860	20.0%
Impairment losses	-	4,735	(4,735)	-100.0%
Income tax (benefit) expense and other taxes	471	(184)	655	356.0%
Total other expenses	122,621	124,824	(2,203)	-1.8%
Income from discontinued operations	-	5,224	(5,224)	-100.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(3,977)	(236)	(3,741)	-1585.2%
Net income attributable to OP Unitholders	49,325	7,502	41,823	557.5%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(2,283)	(384)	(1,899)	-494.5%
Net income attributable to common stockholders	$47,042	$7,118	$39,924	560.9%

(1)	See definitions of property net operating income on page 43.

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $10.3 million for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to the following:

●

$4.0 million increase in our non-same store rental revenues, including operating properties not included in same store, development and redevelopment properties, primarily as a result of an increase in the number of consolidated properties. Since January 1, 2014, we have acquired 40 operating properties and placed into operation 14 development and redevelopment properties.

●	$6.3 million increase in total revenue in our same store portfolio primarily due to the following:
●	$6.8 million increase in base rent primarily resulting from increased rental rates and a 180 basis point increase in average occupancy period over period;
●	$2.5 million increase in operating expense recoveries related to higher average occupancy and higher property operating expense; and
●	$0.4 million increase in miscellaneous income due to move-out repairs; which was partially offset by
●	$2.9 million decrease in straight-line rental revenue; and
●	$0.5 million decrease in early lease terminations and below market rent revenue.

The following table illustrates the various components of our consolidated rental revenues for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change
Base rent	$126,439	$117,808	$8,631
Straight-line rent	3,386	5,325	(1,939)
Amortization of above and below market rent intangibles	1,542	900	642
Tenant recovery income	42,211	38,650	3,561
Other	1,387	1,633	(246)
Revenues related to early lease terminations	1,212	1,605	(393)
Total rental revenues	$176,177	$165,921	$10,256

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes decreased by $2.2 million for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to the following:

●

$0.8 million decrease in rental expenses and real estate taxes related to non-same store properties, including operating properties not included in same store, development and redevelopment properties placed into service during the period; and

●

$1.3 million decrease in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to a decrease in bad debt expense and other non-recoverable expenses.

Other Revenue and Other Income

Total other revenue and other income increased $36.2 million for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to the following:

●

$39.7 million increase in gain on dispositions of real estate interests primarily related to gains of $41.1 million recognized on the disposition of 13 properties in the Atlanta and Memphis markets during 2015, which was offset by a $0.9 million gain on the sale of our interest in the TRT-DCT Venture I and gains of $0.4 million recognized on the sale of one property in the Chicago market during 2014; which was partially offset by

●

$2.5 million decrease in equity in earnings of unconsolidated joint ventures primarily related to the disposition of all of the properties in the TRT-DCT Venture I, our disposition of our unconsolidated interest in TRT-DCT Venture II and disposition of one property in the IDI/DCT, LLC Venture during 2014; and

●

$1.0 million decrease in gain on business combinations related to obtaining control through the purchase of our partners’ 50.0% interest in one property from the IDI/DCT, LLC joint venture during 2014.

Other Expenses

Other expenses decreased $2.2 million for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to the following:

●	$4.7 million decrease due to impairment expense recognized on three properties sold during 2014; and
●

$4.7 million decrease in interest expense as a result of a $3.9 million increase in capitalized interest in 2015 related to increased development activities and the payment of a $43.3 million mortgage note in November 2014; partially offset by

●

$3.7 million increase in depreciation and amortization expense resulting from a $11.5 million increase related to real estate acquisitions and capital additions, partially offset by $6.6 million related to real estate dispositions and $1.2 million related to same store;

●	$0.7 million increase in income tax (benefit) expense and other taxes related to the change in our deferred tax benefit resulting from the sale of three development projects during 2015; and
●	$2.9 million increase in general and administrative expenses due to the following:
•	$1.2 million in increased personnel costs; and
•	$3.4 million increase resulting from the criminal fraud and the investigation of the incident. See discussion under Significant Transactions and Activities; which was partially offset by
•	$1.6 million increase in capitalized overhead as a result of increased development, leasing and other capital activities.

Segment Summary for the three and six months ended June 30, 2015 compared to the same period ended June 30, 2014

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

The following table illustrates the changes in our consolidated properties in continuing operations by segment as of, and for the three and six months ended June 30, 2015 compared to June 30, 2014, respectively (dollar amounts and square feet in thousands):

					Three Months Ended		Six Months Ended
	As of June 30,				June 30,		June 30,
						Property net		Property net
	Number of		Occupancy at	Segment	Rental	operating	Rental	operating
	buildings	Square feet	period end	assets(1)	revenues(2)	income (3)	revenues(2)	income (3)
EAST:
2015	115	19,301	93.7%	$986,185	$25,845	$19,900	$53,297	$39,570
2014	130	22,928	92.4%	$1,013,242	$27,822	$20,691	$56,793	$40,831
CHANGE:	(15)	(3,627)	1.3%	$(27,057)	$(1,977)	$(791)	$(3,496)	$(1,261)

CENTRAL:
2015	164	26,269	90.0%	$1,097,080	$33,233	$24,045	$65,916	$46,321
2014	171	28,133	92.7%	$1,099,516	$33,136	$22,576	$64,749	$42,795
CHANGE:	(7)	(1,864)	-2.7%	$(2,436)	$97	$1,469	$1,167	$3,526

WEST:
2015	134	18,936	86.8%	$1,320,675	$29,037	$22,241	$56,964	$43,704
2014	110	14,377	92.0%	$1,084,545	$22,344	$16,891	$44,379	$33,552
CHANGE:	24	4,559	-5.2%	$236,130	$6,693	$5,350	$12,585	$10,152

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

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014	$ Change
Segments:
East assets	$986,185	$1,010,263	$(24,078)
Central assets	1,097,080	1,067,616	29,464
West assets	1,320,675	1,245,990	74,685
Total segment net assets	3,403,940	3,323,869	80,071
Non-segment assets:
Non-segment cash and cash equivalents	15,762	16,653	(891)
Other non-segment assets(1)	113,359	111,012	2,347
Total assets	$3,533,061	$3,451,534	$81,527

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, other receivables and other assets.

East Segment

●	East Segment assets decreased by approximately $24.1 million in 2015 due to the disposition of 13 properties since December 31, 2014.
●	East Segment property NOI decreased approximately $0.8 million, for the three months ended June 30, 2015 as compared to the same period in 2014, primarily as a result of:
●

$2.0 million decrease in rental revenues, of which $4.3 million is attributed to property dispositions, which was offset by a $1.2 million increase attributed to the timing of property acquisitions, and a $1.1 million increase attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$1.2 million decrease in operating expenses primarily related to lower property taxes.
●	East Segment property NOI decreased approximately $1.3 million, for the six months ended June 30, 2015 as compared to the same period in 2014, primarily as a result of:
●

$3.5 million decrease in rental revenues, of which $6.8 million is attributed to property dispositions, which was offset by a $2.1 million increase attributed to the timing of property acquisitions, and a $1.2 million increase attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$2.2 million decrease in operating expenses primarily related to lower property taxes and snow removal costs incurred from severe winter storms during 2014.

Central Segment

●

Central Segment assets increased by approximately $29.5 million in 2015 due to the completion of development on four properties and acquisition of one property and two land parcels since December 31, 2014.

●	Central Segment property NOI increased approximately $1.5 million, for the three months ended June 30, 2015 as compared to the same period in 2014 primarily as a result of:
●

$0.1 million increase in rental revenues, of which, $4.1 million is attributed to the timing of property acquisitions and completion of developments and $0.9 million is attributed to higher operating expense recoveries at properties in our same store portfolio, which was offset by a $4.9 million decrease attributed to property dispositions; and

●	$1.4 million decrease in operating expenses primarily related to prior year tax recoveries.
●	Central Segment property NOI increased approximately $3.5 million, for the six months ended June 30, 2015 as compared to the same period in 2014 primarily as a result of:
●

$1.2 million increase in rental revenues, of which, $8.9 million is attributed to the timing of property acquisitions and completion of developments and $1.8 million is attributed to higher operating expense recoveries at properties in our same store portfolio, which was offset by a $9.5 million decrease attributed to property dispositions; and

●	$2.3 million decrease in operating expenses primarily related to prior year tax recoveries and snow removal incurred from severe winter storms during 2014.

West Segment

●	West Segment assets increased by approximately $74.7 million in 2015 due to the acquisition of eight properties and completion of development on five properties since December 31, 2014.
●	West Segment property NOI increased approximately $5.4 million for the three months ended June 30, 2015 as compared to the same period in 2014, primarily as a result of:
●

$6.7 million increase in rental revenues, of which $4.9 million is attributed to the timing of property acquisitions and completion of developments, and $1.8 million is attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$1.3 million increase in operating expenses primarily comprised of increased property taxes due to completion of developments and real estate acquisitions.

●	West Segment property NOI increased approximately $10.2 million for the six months ended June 30, 2015 as compared to the same period in 2014, primarily as a result of:
●

$12.6 million increase in rental revenues, of which $9.3 million is attributed to the timing of property acquisitions and completion of developments, and $3.3 million is attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$2.4 million increase in operating expenses primarily comprised of increased property taxes due to completion of developments and real estate acquisitions.

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

Cash Flows

“Cash and cash equivalents” were $22.9 million and $19.6 million as of June 30, 2015 and December 31, 2014, respectively.

Net cash provided by operating activities increased $19.6 million to $100.1 million during the six months ended June 30, 2015 compared to $80.5 million during the same period in 2014. This change was primarily due to an increase in property net operating income attributable to acquired properties and operating performance at existing properties.

Net cash used in investing activities decreased $46.5 million to $108.2 million during the six months ended June 30, 2015 compared to $154.7 million during the same period in 2014. This change was primarily due to an increase of $104.3 million of cash inflows from dispositions.  These activities were partially offset by an increase of cash outflows related to acquisitions of $27.4 million, an increase in capital expenditures of $13.5 million, as reflected in the table below, and a decrease of cash inflows from distributions of investments in unconsolidated joint ventures of $15.7 million.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Transactions and Activities During 2015—Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of June 30, 2015. Our total capital expenditures for the six months ended June 30, 2015 and 2014 were comprised of the following (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change
Development	$58,944	$57,838	$1,106
Redevelopment	5,569	714	4,855
Due diligence	6,931	3,735	3,196
Casualty expenditures	202	402	(200)
Building and land improvements	5,339	4,554	785
Tenant improvements and leasing costs	18,285	19,359	(1,074)
Total capital expenditures and development activities	95,270	86,602	8,668
Change in accruals and other adjustments	2,369	(2,482)	4,851
Total cash paid for capital expenditures and development activities	$97,639	$84,120	$13,519

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

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the six months ended June 30, 2015 and 2014 were $5.9 million and $4.2 million, respectively. In addition, we capitalize interest costs incurred associated with development and construction activities. During the six months ended June 30, 2015 and 2014 total interest capitalized was $7.8 million and $4.0 million, respectively.

Net cash provided by financing activities decreased $51.1 million to $11.3 million during the six months ended June 30, 2015 compared to $62.4 million during the same period in 2014 primarily due to the following activities:

●	$86.0 million decrease in net proceeds from the issuance of common stock;
●	$40.0 million decrease due to the pay-off of our $40.0 million senior unsecured note that matured in June 2015; and
●

$3.9 million decrease due to additional shares issued for offerings and operating partnership unit redemptions resulting in an increase in our dividends and distributions paid to common stockholders and unitholders; which was partially offset by

●	$78.0 million increase in proceeds from our senior unsecured revolving credit facility as net borrowings of $112.0 million during 2015 exceeded our $34.0 million of net borrowings during 2014; and
●	$3.9 million increase in mortgage notes as principal payments of $8.0 million in 2014 exceed principal payments of $4.1 million in 2015.

Common Stock

As of June 30, 2015, approximately 88.2 million shares of common stock were issued and outstanding.

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

During the six months ended June 30, 2015 and 2014, approximately 0.1 million and 0.3 million OP Units were redeemed for approximately $0.9 million and $0.8 million in cash and approximately 0.1 million and 0.2 million shares of DCT common stock, respectively.

As of June 30, 2015 and December 31, 2014, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $133.2 million and $149.8 million based on the $31.44 and $35.66 per share closing price of DCT’s common stock on June 30, 2015 and December 31, 2014, respectively.

Distributions

During the three and six months ended June 30, 2015, our board of directors declared distributions to stockholders and unitholders totaling approximately $26.0 million and $52.0 million, respectively.  During the same periods in 2014, our board of directors declared distributions to stockholders and unitholders totaling approximately $24.6 million and $48.9 million, respectively.  Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2015 and 2014.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During July 2015, our board of directors declared a quarterly cash dividend of $0.28 per share and unit, payable on October 14, 2015 to stockholders and OP Unitholders of record as of October 2, 2015.

Outstanding Indebtedness

As of June 30, 2015 our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of June 30, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2014, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of June 30, 2015 and December 31, 2014.

Our debt instruments require monthly, quarterly or semiannual payments of interest and mortgages generally require monthly or quarterly repayments of principal. Currently, cash flows from our operations are sufficient to satisfy these debt service requirements and we anticipate that cash flows from operations will continue to be sufficient to satisfy our debt service excluding principal maturities, which we plan to fund from refinancing and/or new debt.

Line of Credit

As of June 30, 2015, we had $149.0 million outstanding and $231.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million. As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of June 30, 2015 and December 31, 2014.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, including principal amortization, and excluding unamortized premiums, as of June 30, 2015 (in thousands):

	Senior Unsecured	Mortgage	Bank Unsecured
Year	Notes	Notes	Credit Facilities		Total
2015	$-	$3,800	$-		$3,800
2016	99,000	57,356	-		156,356
2017	51,000	41,078	100,000	(1)	192,078
2018	81,500	6,746	-		88,246
2019	46,000	51,343	149,000		246,343
Thereafter	582,500	101,057	125,000	(1)	808,557
Total	$860,000	$261,380	$374,000		$1,495,380

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2015, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
		Less than 1	1 - 3	3 - 5
Contractual Obligations (1)	Total	Year	Years	Years	Thereafter

Scheduled long-term debt maturities, including interest(2)	$1,808,775	$170,547	$394,074	$607,718	$636,436
Operating lease commitments	1,727	945	616	136	30
Ground lease commitments(3)	12,177	562	1,106	1,102	9,407
Total	$1,822,679	$172,054	$395,796	$608,956	$645,873

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $105.4 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at June 30, 2015.
(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of June 30, 2015 and 2014, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of June 30, 2015, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $36.0 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of June 30, 2015, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $42.2 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

DCT’s Proportionate
Share of Secured
Non-Recourse Debt
in Unconsolidated
Year	Joint Ventures
2015	$5,410
2016	809
2017	35,986
2018	-
2019	-
Thereafter	-
Total	$42,205

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

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands, except per share and unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of net income attributable to common stockholders to FFO:
Net income attributable to common stockholders	$18,297	$6,801	$47,042	$7,118
Adjustments:
Real estate related depreciation and amortization	38,449	37,270	77,445	73,703
Equity in earnings of unconsolidated joint ventures, net	(1,036)	(697)	(1,843)	(4,310)
Equity in FFO of unconsolidated joint ventures	2,575	2,546	4,983	5,262
Impairment losses on depreciable real estate	-	376	-	4,867
Gain on business combination	-	-	-	(1,000)
Gain on dispositions of real estate interests	(14,932)	(5,489)	(41,086)	(6,534)
Gain on dispositions of non-depreciable real estate	-	-	18	98
Noncontrolling interest in the above adjustments	(1,336)	(1,876)	(2,189)	(4,040)
FFO attributable to unitholders	2,028	2,056	4,095	4,050
FFO attributable to common stockholders and unitholders	44,045	40,987	88,465	79,214
Adjustments:
Acquisition costs	170	609	1,484	1,334
FFO, as adjusted, attributable to common stockholders and unitholders — basic and diluted	$44,215	$41,596	$89,949	$80,548

FFO per common share and unit — basic	$0.47	$0.47	$0.95	$0.91
FFO per common share and unit — diluted	$0.47	$0.47	$0.95	$0.91

FFO, as adjusted, per common share and unit — basic	$0.48	$0.48	$0.97	$0.93
FFO, as adjusted, per common share and unit — diluted	$0.47	$0.48	$0.96	$0.93

FFO weighted average common shares and units outstanding:
Common shares for earnings per share — basic	88,187	82,280	88,139	81,636
Participating securities	626	621	599	589
Units	4,256	4,340	4,278	4,397
FFO weighted average common shares, participating securities and units outstanding — basic	93,069	87,241	93,016	86,622
Dilutive common stock equivalents	299	283	314	273
FFO weighted average common shares, participating securities and units outstanding — diluted	93,368	87,524	93,330	86,895

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

During June 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2015 and December 31, 2014, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of $6.9 million and $7.0 million, respectively.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2015, we had approximately $374.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the three months ended June 30, 2015 would increase less than $0.1 million based on our outstanding floating-rate debt as of June 30, 2015. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $5.8 million during the six months ended June 30, 2015.

As of June 30, 2015, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

DCT Industrial Trust Inc.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2015, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

As previously disclosed in a Form 8-K filed on May 7, 2015, we were the victim of a criminal fraud that involved the impersonation of our Chief Executive Officer and fraudulent requests from an outside entity resulting in the transfer by our personnel of $6.1 million of our funds to third-party overseas accounts.  We have recovered approximately $3.0 million of the amount transferred and have filed a claim with our insurance carrier.  During the second quarter of 2015, following this incident, we undertook an extensive evaluation and took several actions to enhance our controls involving the funds transfer process, including:

•	Requiring additional internal approvals prior to the initiation or approval of a funds transfer;
•	Establishing enhanced documentation requirements that must be met prior to the initiation or approval of a funds transfer; and
•	Engaging in training and education intended to heighten awareness of all employees and enhance the ability of personnel involved in the funds transfer process to identify fraudulent requests.

Management believes that the foregoing actions have strengthened our funds transfer process and improved our internal controls over the detection of fraudulent activities and the safeguarding of company assets.

Other than the actions described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DCT Industrial Operating Partnership LP

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2015, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2015 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

As previously disclosed in a Form 8-K filed on May 7, 2015, we were the victim of a criminal fraud that involved the impersonation of our Chief Executive Officer and fraudulent requests from an outside entity resulting in the transfer by our personnel of $6.1 million of our funds to third-party overseas accounts.  We have recovered approximately $3.0 million of the amount transferred and have filed a claim with our insurance carrier.  During the second quarter of 2015, following this incident, we undertook an extensive evaluation and took several actions to enhance our controls involving the funds transfer process, including:

•	Requiring additional internal approvals prior to the initiation or approval of a funds transfer;
•	Establishing enhanced documentation requirements that must be met prior to the initiation or approval of a funds transfer; and
•	Engaging in training and education intended to heighten awareness of all employees and enhance the ability of personnel involved in the funds transfer process to identify fraudulent requests.

Management believes that the foregoing actions have strengthened our funds transfer process and improved our internal controls over the detection of fraudulent activities and the safeguarding of company assets.

Other than the actions described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 20, 2015, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*10.1

Second Amended and Restated Credit and Term Loan Agreement, dated as of April 8, 2015, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and PNC Bank, National Association, as Syndication Agents, Capital One National Association, Citibank, N.A., JPMorgan Chase Bank, N.A., Regions Bank and U.S. Bank National Association, as Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 13, 2015)

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
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: July 31, 2015	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: July 31, 2015	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: July 31, 2015	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: July 31, 2015	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: July 31, 2015	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: July 31, 2015	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

*10.1

Second Amended and Restated Credit and Term Loan Agreement, dated as of April 8, 2015, among DCT Industrial Operating Partnership LP and the lenders identified therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and PNC Bank, National Association, as Syndication Agents, Capital One National Association, Citibank, N.A., JPMorgan Chase Bank, N.A., Regions Bank and U.S. Bank National Association, as Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 13, 2015)

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
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.