Form 10-Q
period 2015-09-30
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2015-10-30
CIK 1170991, 1604042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, 88,323,872 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2015 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of September 30, 2015, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

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

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 4.6% of the Operating Partnership were owned by executives and non-affiliated limited partners as of September 30, 2015.

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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Land	$1,017,656	$950,963
Buildings and improvements	2,944,900	2,787,959
Intangible lease assets	88,118	86,515
Construction in progress	93,811	134,938
Total investment in properties	4,144,485	3,960,375
Less accumulated depreciation and amortization	(754,862)	(703,840)
Net investment in properties	3,389,623	3,256,535
Investments in and advances to unconsolidated joint ventures	82,683	94,728
Net investment in real estate	3,472,306	3,351,263
Cash and cash equivalents	11,783	19,631
Restricted cash	3,005	3,779
Deferred loan costs, net	9,101	8,026
Straight-line rent and other receivables, net of allowance for doubtful accounts of $433 and $956, respectively	57,347	54,183
Other assets, net	17,623	14,652
Assets held for sale	1,046	-
Total assets	$3,572,211	$3,451,534

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$91,511	$83,543
Distributions payable	26,029	25,973
Tenant prepaids and security deposits	31,311	30,539
Other liabilities	17,867	14,078
Intangible lease liabilities, net	21,859	22,940
Line of credit	186,000	37,000
Senior unsecured notes	1,082,788	1,122,621
Mortgage notes	264,157	249,424
Liabilities related to assets held for sale	18	-
Total liabilities	1,721,540	1,586,118

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	-	-
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized 88,209,975 and 88,012,696 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	882	880
Additional paid-in capital	2,765,231	2,762,431
Distributions in excess of earnings	(1,004,937)	(986,289)
Accumulated other comprehensive loss	(24,745)	(27,190)
Total stockholders’ equity	1,736,431	1,749,832
Noncontrolling interests	114,240	115,584
Total equity	1,850,671	1,865,416
Total liabilities and equity	$3,572,211	$3,451,534

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Rental revenues	$88,092	$84,285	$264,269	$250,206
Institutional capital management and other fees	333	322	1,134	1,394
Total revenues	88,425	84,607	265,403	251,600

OPERATING EXPENSES:
Rental expenses	8,900	9,672	27,456	31,507
Real estate taxes	14,056	13,288	42,082	40,196
Real estate related depreciation and amortization	39,431	37,842	116,876	111,545
General and administrative	7,720	6,727	24,912	21,059
Impairment losses	371	900	371	5,635
Casualty and involuntary conversion (gain) loss	-	14	-	(326)
Total operating expenses	70,478	68,443	211,697	209,616
Operating income	17,947	16,164	53,706	41,984

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	2,627	2,016
Equity in earnings of unconsolidated joint ventures, net	4,493	892	6,336	5,202
Gain on business combination	-	-	-	1,000
Gain on dispositions of real estate interests	-	10,230	41,086	11,647
Interest expense	(13,078)	(16,078)	(40,591)	(48,316)
Interest and other income (expense)	(42)	1,577	(71)	1,582
Income tax benefit (expense) and other taxes	(241)	73	(712)	257
Income from continuing operations	9,079	12,858	62,381	15,372
Income from discontinued operations	-	352	-	5,576
Consolidated net income of DCT Industrial Trust Inc.	9,079	13,210	62,381	20,948
Net income attributable to noncontrolling interests	(622)	(801)	(6,882)	(1,421)
Net income attributable to common stockholders	8,457	12,409	55,499	19,527
Distributed and undistributed earnings allocated to participating securities	(166)	(171)	(510)	(507)
Adjusted net income attributable to common stockholders	$8,291	$12,238	$54,989	$19,020

EARNINGS PER COMMON SHARE - BASIC
Income from continuing operations	$0.09	$0.15	$0.62	$0.17
Income from discontinued operations	0.00	0.00	0.00	0.06
Net income attributable to common stockholders	$0.09	$0.15	$0.62	$0.23

EARNINGS PER COMMON SHARE - DILUTED
Income from continuing operations	$0.09	$0.15	$0.62	$0.17
Income from discontinued operations	0.00	0.00	0.00	0.06
Net income attributable to common stockholders	$0.09	$0.15	$0.62	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,207	83,391	88,162	82,227
Diluted	88,526	83,691	88,472	82,509

Distributions declared per common share	$0.28	$0.28	$0.84	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated net income of DCT Industrial Trust Inc.	$9,079	$13,210	$62,381	$20,948
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	(518)	135	(973)	(711)
Net reclassification adjustment on cash flow hedging instruments	1,155	1,163	3,466	3,491
Other comprehensive income	637	1,298	2,493	2,780
Comprehensive income	9,716	14,508	64,874	23,728
Comprehensive income attributable to noncontrolling interests	(576)	(881)	(6,930)	(1,659)
Comprehensive income attributable to common stockholders	$9,140	$13,627	$57,944	$22,069

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
	Total	Common Stock		Paid-in	in Excess	Comprehen-	controlling
	Equity	Shares	Amount	Capital	of Earnings	sive Loss	Interests
Balance at December 31, 2014	$1,865,416	88,013	$880	$2,762,431	$(986,289)	$(27,190)	$115,584
Net income	62,381	-	-	-	55,499	-	6,882
Other comprehensive income	2,493	-	-	-	-	2,445	48
Issuance of common stock, stock- based compensation plans	(605)	87	1	(606)	-	-	-
Amortization of stock-based compensation	5,065	-	-	1,243	-	-	3,822
Distributions to common stockholders and noncontrolling interests	(82,365)	-	-	-	(74,147)	-	(8,218)
Redemptions of noncontrolling interests	(1,714)	110	1	2,163	-	-	(3,878)
Balance at September 30, 2015	$1,850,671	88,210	$882	$2,765,231	$(1,004,937)	$(24,745)	$114,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$62,381	$20,948
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	116,876	111,545
Gain on acquisitions and dispositions of real estate interests	(41,086)	(18,034)
Distributions of earnings from unconsolidated joint ventures	4,310	3,724
Equity in earnings of unconsolidated joint ventures, net	(6,336)	(5,202)
Impairment losses	371	5,767
Stock-based compensation	3,882	3,410
Casualty and involuntary conversion gain	-	(326)
Straight-line rent	(4,293)	(7,628)
Other	(447)	3,580
Changes in operating assets and liabilities:
Other receivables and other assets	4,639	3,957
Accounts payable, accrued expenses and other liabilities	11,406	7,368
Net cash provided by operating activities	151,703	129,109
INVESTING ACTIVITIES:
Real estate acquisitions	(154,833)	(257,098)
Capital expenditures and development activities	(162,538)	(134,865)
Proceeds from dispositions of real estate investments	136,128	126,160
Investments in unconsolidated joint ventures	(840)	(754)
Proceeds from casualties and involuntary conversion	-	604
Distributions of investments in unconsolidated joint ventures	9,488	17,043
Other investing activities	(2,510)	5,970
Net cash used in investing activities	(175,105)	(242,940)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	210,000	135,000
Repayments of senior unsecured revolving line of credit	(61,000)	(42,000)
Repayments of senior unsecured notes	(40,000)	-
Principal payments on mortgage notes	(5,999)	(14,446)
Proceeds from issuance of common stock	-	105,015
Net settlement on issuance of stock-based compensation awards	(605)	(282)
Offering costs for issuance of common stock and OP Units	-	(1,392)
Redemption of noncontrolling interests	(1,714)	(800)
Dividends to common stockholders	(74,102)	(68,705)
Distributions to noncontrolling interests	(8,207)	(4,546)
Contributions from noncontrolling interests	-	101
Other financing activity	(2,819)	(14)
Net cash provided by financing activities	15,554	107,931
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,848)	(5,900)
CASH AND CASH EQUIVALENTS, beginning of period	19,631	32,226
CASH AND CASH EQUIVALENTS, end of period	$11,783	$26,326

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$35,706	$42,350
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$21,850	$19,396
Redemptions of OP Units settled in shares of common stock	$2,164	$6,029
Assumption of mortgage notes in connection with real estate acquired	$22,958	$11,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit information)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Land	$1,017,656	$950,963
Buildings and improvements	2,944,900	2,787,959
Intangible lease assets	88,118	86,515
Construction in progress	93,811	134,938
Total investment in properties	4,144,485	3,960,375
Less accumulated depreciation and amortization	(754,862)	(703,840)
Net investment in properties	3,389,623	3,256,535
Investments in and advances to unconsolidated joint ventures	82,683	94,728
Net investment in real estate	3,472,306	3,351,263
Cash and cash equivalents	11,783	19,631
Restricted cash	3,005	3,779
Deferred loan costs, net	9,101	8,026
Straight-line rent and other receivables, net of allowance for doubtful accounts of $433 and $956, respectively	57,347	54,183
Other assets, net	17,623	14,652
Assets held for sale	1,046	-
Total assets	$3,572,211	$3,451,534

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$91,511	$83,543
Distributions payable	26,029	25,973
Tenant prepaids and security deposits	31,311	30,539
Other liabilities	17,867	14,078
Intangible lease liabilities, net	21,859	22,940
Line of credit	186,000	37,000
Senior unsecured notes	1,082,788	1,122,621
Mortgage notes	264,157	249,424
Liabilities related to assets held for sale	18	-
Total liabilities	1,721,540	1,586,118

Partners' Capital:
General Partner:
OP Units, 924,232 and 922,131 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	18,647	18,819
Limited Partners:
OP Units, 91,498,991 and 91,290,942 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,846,015	1,863,050
Accumulated other comprehensive loss	(25,926)	(28,487)
Total partners' capital	1,838,736	1,853,382
Noncontrolling interests	11,935	12,034
Total capital	1,850,671	1,865,416
Total liabilities and capital	$3,572,211	$3,451,534

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per unit information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Rental revenues	$88,092	$84,285	$264,269	$250,206
Institutional capital management and other fees	333	322	1,134	1,394
Total revenues	88,425	84,607	265,403	251,600

OPERATING EXPENSES:
Rental expenses	8,900	9,672	27,456	31,507
Real estate taxes	14,056	13,288	42,082	40,196
Real estate related depreciation and amortization	39,431	37,842	116,876	111,545
General and administrative	7,720	6,727	24,912	21,059
Impairment losses	371	900	371	5,635
Casualty and involuntary conversion (gain) loss	-	14	-	(326)
Total operating expenses	70,478	68,443	211,697	209,616
Operating income	17,947	16,164	53,706	41,984

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	2,627	2,016
Equity in earnings of unconsolidated joint ventures, net	4,493	892	6,336	5,202
Gain on business combination	-	-	-	1,000
Gain on dispositions of real estate interests	-	10,230	41,086	11,647
Interest expense	(13,078)	(16,078)	(40,591)	(48,316)
Interest and other income (expense)	(42)	1,577	(71)	1,582
Income tax benefit (expense) and other taxes	(241)	73	(712)	257
Income from continuing operations	9,079	12,858	62,381	15,372
Income from discontinued operations	-	352	-	5,576
Consolidated net income of DCT Industrial Operating Partnership LP	9,079	13,210	62,381	20,948
Net income attributable to noncontrolling interests	(226)	(148)	(4,203)	(385)
Net income attributable to OP Unitholders	8,853	13,062	58,178	20,563
Distributed and undistributed earnings allocated to participating securities	(166)	(171)	(510)	(507)
Adjusted net income attributable to OP Unitholders	$8,687	$12,891	$57,668	$20,056

EARNINGS PER OP UNIT - BASIC
Income from continuing operations	$0.09	$0.15	$0.62	$0.17
Income from discontinued operations	0.00	0.00	0.00	0.06
Net income attributable to OP Unitholders	$0.09	$0.15	$0.62	$0.23

EARNINGS PER OP UNIT - DILUTED
Income from continuing operations	$0.09	$0.15	$0.62	$0.17
Income from discontinued operations	0.00	0.00	0.00	0.06
Net income attributable to OP Unitholders	$0.09	$0.15	$0.62	$0.23

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	92,424	87,679	92,419	86,587
Diluted	92,743	87,979	92,729	86,869

Distributions declared per OP Unit	$0.28	$0.28	$0.84	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated net income of DCT Industrial Operating Partnership LP	$9,079	$13,210	$62,381	$20,948
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	(518)	135	(973)	(711)
Net reclassification adjustment on cash flow hedging instruments	1,155	1,163	3,466	3,491
Other comprehensive income	637	1,298	2,493	2,780
Comprehensive income	9,716	14,508	64,874	23,728
Comprehensive income attributable to noncontrolling interests	(141)	(156)	(4,135)	(374)
Comprehensive income attributable to OP Unitholders	$9,575	$14,352	$60,739	$23,354

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statement of Changes in Capital

(unaudited, in thousands)

						Accumulated
		General Partner		Limited Partners		Other	Non-
	Total	OP Units		OP Units		Comprehensive	controlling
	Capital	Units	Amount	Units	Amount	Loss	Interests
Balance at December 31, 2014	$1,865,416	922	$18,819	91,291	$1,863,050	$(28,487)	$12,034
Net income	62,381	-	582	-	57,596	-	4,203
Other comprehensive income (loss)	2,493	-	-	-	-	2,561	(68)
Issuance of OP Units, share-based compensation plans	(605)	-	-	261	(605)	-	-
Amortization of share-based compensation	5,065	-	-	-	5,065	-	-
Distributions to OP Unitholders and noncontrolling interests	(82,365)	-	(781)	-	(77,350)	-	(4,234)
Redemption of limited partner OP Units, net	(1,714)	-	-	(51)	(1,714)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	2	27	(2)	(27)	-	-
Balance at September 30, 2015	$1,850,671	924	$18,647	91,499	$1,846,015	$(25,926)	$11,935

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$62,381	$20,948
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	116,876	111,545
Gain on acquisitions and dispositions of real estate interests	(41,086)	(18,034)
Distributions of earnings from unconsolidated joint ventures	4,310	3,724
Equity in earnings of unconsolidated joint ventures, net	(6,336)	(5,202)
Impairment losses	371	5,767
Share-based compensation	3,882	3,410
Casualty and involuntary conversion gain	-	(326)
Straight-line rent	(4,293)	(7,628)
Other	(447)	3,580
Changes in operating assets and liabilities:
Other receivables and other assets	4,639	3,957
Accounts payable, accrued expenses and other liabilities	11,406	7,368
Net cash provided by operating activities	151,703	129,109
INVESTING ACTIVITIES:
Real estate acquisitions	(154,833)	(257,098)
Capital expenditures and development activities	(162,538)	(134,865)
Proceeds from dispositions of real estate investments	136,128	126,160
Investments in unconsolidated joint ventures	(840)	(754)
Proceeds from casualties and involuntary conversion	-	604
Distributions of investments in unconsolidated joint ventures	9,488	17,043
Other investing activities	(2,510)	5,970
Net cash used in investing activities	(175,105)	(242,940)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	210,000	135,000
Repayments of senior unsecured revolving line of credit	(61,000)	(42,000)
Repayments of senior unsecured notes	(40,000)	-
Principal payments on mortgage notes	(5,999)	(14,446)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	-	103,623
Net settlement on issuance of share-based compensation awards	(605)	(282)
OP Unit redemptions	(1,714)	(800)
Distributions paid on OP Units	(78,075)	(72,753)
Distributions paid to noncontrolling interests	(4,234)	(498)
Contributions from noncontrolling interests	-	101
Other financing activity	(2,819)	(14)
Net cash provided by financing activities	15,554	107,931
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,848)	(5,900)
CASH AND CASH EQUIVALENTS, beginning of period	19,631	32,226
CASH AND CASH EQUIVALENTS, end of period	$11,783	$26,326

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$35,706	$42,350
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$21,850	$19,396
Assumption of mortgage notes in connection with real estate acquired	$22,958	$11,459

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of September 30, 2015, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

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

In May 2015, we determined that we had been the victim of a criminal fraud involving the impersonation of our Chief Executive Officer resulting in our transfer of $6.1 million to third-party overseas accounts. As a result of efforts working with our bank and federal law enforcement authorities, we have recovered approximately $3.0 million of the amount transferred.  In addition, we have incurred $0.3 million of other costs related to the investigation of this incident.  We have filed a claim with our insurance carriers related to this incident.  As of September 30, 2015, it is not known whether we will be determined to be entitled to receive insurance proceeds related to this claim.  Accordingly, during the nine months ended September 30, 2015, we recorded an expense of $3.4 million in “General and administrative” expense related to this incident and the associated internal investigation, which expense may be reduced in the future by any insurance claim recoveries.

As of September 30, 2015, the Company owned interests in approximately 73.3 million square feet of properties leased to approximately 900 customers, including:

●	62.0 million square feet comprising 405 consolidated operating properties, including one 33,000 square foot building classified as held for sale, were 94.5% occupied;
●	7.5 million square feet comprising 23 unconsolidated properties were 92.9% occupied and which we operated on behalf of three institutional capital management partners;
●	0.8 million square feet comprising four consolidated properties under redevelopment; and
●	3.0 million square feet comprising eight consolidated buildings in development.

In addition, the Company has 11 projects under construction and several projects in predevelopment.  See Note 3 – Investment in Properties for further details.

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

Revenue Recognition

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $0.9 million and $4.3 million for the three and nine months ended September 30, 2015, respectively, and approximately $2.3 million and $7.6 million for the three and nine months ended September 30, 2014, respectively.

Tenant recovery income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as “Rental revenues” during the same period the related expenses are incurred. Tenant recovery income recognized as “Rental revenues” was approximately $20.6 million and $62.8 million for the three and nine months ended September 30, 2015, respectively, and approximately $19.4 million and $58.2 million for the three and nine months ended September 30, 2014, respectively.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.  The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.8 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, and approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2014, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was approximately $1.2 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, and approximately $0.3 million and $1.9 million for the three and nine months ended September 30, 2014, respectively.

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

In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  In August 2015, the FASB issued an ASU which clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted.  The Company does not expect the ASU to have a material effect on the Company’s results of operations, however, it will impact Consolidated Balance Sheet presentation and Consolidated Financial Statement disclosures related to the Company’s debt issuance costs.

Note 3 – Investment in Properties

Our consolidated investment in properties consists of operating properties, properties under development, redevelopment properties, properties in pre-development and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	September 30,	December 31,
	2015	2014
Operating properties	$3,754,744	$3,635,287
Properties under development	289,560	241,934
Properties in pre-development	47,034	23,353
Properties under redevelopment	45,449	50,931
Land held	7,698	8,870
Total Investment in Properties	4,144,485	3,960,375
Less accumulated depreciation and amortization	(754,862)	(703,840)
Net Investment in Properties	$3,389,623	$3,256,535

Acquisition Activity

During the nine months ended September 30, 2015, we acquired 14 buildings totaling 2.1 million square feet. These properties located in the Atlanta, Dallas, Denver, Houston, Northern California, Phoenix and Seattle markets were acquired for a total purchase price of approximately $124.9 million.  In addition, we incurred acquisition costs of approximately $1.9 million during the nine months ended September 30, 2015, included in “General and administrative” in our Consolidated Statements of Operations.

Development Activity

Our properties under development include the following:

●

Eight buildings totaling 3.0 million square feet are currently in lease-up as shell-complete activities have been completed as of September 30, 2015.  These properties are 70.3% leased based on weighted average square feet; and

●	Eleven projects under construction totaling 3.7 million square feet.

During the nine months ended September 30, 2015, we acquired 232.3 acres of land in the Atlanta, Baltimore/Washington D.C., Chicago, Dallas, Miami and Orlando markets for approximately $52.4 million that is held for future development.

During the nine months ended September 30, 2015, we recognized development profit, net of taxes, of approximately $2.6 million related to the sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties.  See Note 9 – Related Party Transactions for additional information.

Disposition Activity

During the nine months ended September 30, 2015, we sold 13 consolidated operating properties totaling 3.7 million square feet from our Atlanta and Memphis markets to third-parties for gross proceeds of approximately $138.1 million. We recognized gains of approximately $41.1 million on the disposition of these 13 properties.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2—Summary of Significant Accounting Policies” for additional information) was approximately $3.6 million and $11.2 million for the three and nine months ended September 30, 2015, respectively, and $3.6 million and $10.9 million for the three and nine months ended September 30, 2014, respectively. Our intangible lease assets and liabilities include the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$83,181	$(37,298)	$45,883	$81,996	$(33,031)	$48,965
Above market rent	$4,937	$(2,314)	$2,623	$4,519	$(1,773)	$2,746
Below market rent	$(31,135)	$9,276	$(21,859)	$(30,266)	$7,326	$(22,940)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

During August 2015, IDI/DCT, LLC sold its last property.  We received approximately $14.0 million for our share of the gross proceeds and recognized our share of the gain on sale of approximately $3.7 million, included in “Equity in Earnings of unconsolidated joint ventures, net” in our Consolidated Statement of Operations.

During August 2015, we purchased our partner’s 25.0% interest in one land parcel from the IDI/DCT Buford, LLC joint venture for approximately $1.1 million.

The following table summarizes our unconsolidated joint ventures as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	As of September 30, 2015		Investments in and Advances to as of
	Ownership	Number of	September 30,	December 31,
Unconsolidated Joint Ventures	Percentage	Buildings	2015	2014
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$38,624	$39,744
TRT-DCT Venture III	10.0%	4	1,164	1,196
Total Institutional Joint Ventures		17	39,788	40,940
Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	$42,631	$45,342
IDI/DCT, LLC	0.0%	-	264	4,363
IDI/DCT Buford, LLC (land only)	0.0%	-	-	4,083
Total Other		6	42,895	53,788
Total		23	$82,683	$94,728

(1)	Although we contributed 100% of the initial cash equity capital required by the venture, our partners retain certain participant rights in the venture’s available cash flows.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of September 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$186,000	$186,000	$37,000	$37,000
Fixed rate debt(2)	$1,121,945	$1,197,106	$1,147,045	$1,238,671
Variable rate debt	$225,000	$223,902	$225,000	$226,431

Interest rate contracts:
Interest rate swap liability(3)	$(311)	$(311)	$(167)	$(167)

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

The following table displays a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014. The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the three and nine months ended September 30, 2015 and 2014.

	During the
	Nine Months Ended September 30,
	2015	2014
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$(167)	$212
Net unrealized loss included in accumulated other comprehensive income	(255)	(351)
Realized loss recognized in interest expense	111	116
Ending balance at September 30	$(311)	$(23)

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

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of September 30, 2015 and December 31, 2014, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.8 million and $7.0 million, respectively.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$518	$135	$(973)	$(711)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,155)	$(1,163)	$(3,466)	$(3,491)

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

Note 6 – Outstanding Indebtedness

As of September 30, 2015, our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $36.7 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of September 30, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2014, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of September 30, 2015 and December 31, 2014.

Line of Credit

As of September 30, 2015, we had $186.0 million outstanding and $210.5 million available under our senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.  As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.

Debt Assumptions

During the nine months ended September 30, 2015, we assumed two mortgage notes with aggregate outstanding balances totaling $21.1 million in connection with property acquisitions.  We recorded a $1.9 million premium in connection with the assumption of these notes.

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

During June 2015, we paid-off our $40.0 million senior unsecured note maturing in June 2015, using proceeds from the Company’s senior unsecured revolving credit facility and dispositions.

During October 2015, we paid-off a $50.9 million mortgage note maturing February 2016.

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

The following table illustrates the noncontrolling interests’ share of consolidated net income during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Noncontrolling interests’ share of income from continuing operations	$(622)	$(787)	$(6,882)	$(1,140)
Noncontrolling interests’ share of income from discontinued operations	-	(14)	-	(281)
Net income attributable to noncontrolling interests	$(622)	$(801)	$(6,882)	$(1,421)

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

DCT

Common Stock

As of September 30, 2015, approximately 88.2 million shares of common stock were issued and outstanding.

During the nine months ended September 30, 2015 and 2014, we issued approximately 0.1 million shares of common stock in each corresponding period related to vested shares of restricted stock, phantom shares and stock option exercises.

Operating Partnership

OP Units

For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.

As of September 30, 2015 and December 31, 2014, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.

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

During the nine months ended September 30, 2015 and 2014, approximately 0.2 million and 0.3 million OP Units were redeemed for approximately $1.7 million and $0.8 million in cash and approximately 0.1 million and 0.2 million shares of DCT common stock, respectively.

As of September 30, 2015 and December 31, 2014, there were approximately 4.2 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $141.8 million and $149.8 million based on the $33.66 and $35.66 per share closing price of DCT’s common stock on September 30, 2015 and December 31, 2014, respectively.

Equity-Based Compensation

On October 10, 2006, the Company established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors, as defined in the plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options issued under the Long-Term Incentive Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk-free interest rate. During the nine months ended September 30, 2015, we did not grant any stock options.

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which term the stock fully vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the nine months ended September 30, 2015, we granted approximately 28,000 shares of restricted stock to certain officers and employees at the weighted average fair market value of $37.68 per share.

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

During the nine months ended September 30, 2015, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $7.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 26% and a weighted average risk-free interest rate of 1.28%. During the nine months ended September 30, 2015, approximately 5,000 vested LTIP Units were converted into approximately 5,000  common shares. As of September 30, 2015, approximately 1.1 million LTIP Units were outstanding of which approximately 0.6 million were vested.

During the nine months ended September 30, 2014, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four to five year period with a total fair value of approximately $4.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 40% and risk-free interest rate of 1.47%. During the nine months ended September 30, 2014, approximately 8,000 vested LTIP Units were converted into approximately 8,000 common shares. As of December 31, 2014, approximately 0.9 million LTIP Units were outstanding of which approximately 0.4 million were vested.

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

As of September 30, 2015, we completed the construction and sale of the five buildings and 0.8 acres of land in the joint venture to third-parties resulting in the disposition of all of the joint venture’s assets.  The joint venture is in the process of winding up activities and liquidating the partnership.  We received a preferred return on our capital contributions of approximately $3.0 million and Iowa Investments, LLC was distributed and allocated approximately $3.7 million of non-controlling interest.

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

DCT

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per Common Share – Basic and Diluted
Numerator
Income from continuing operations	$9,079	$12,858	$62,381	$15,372
Income from continuing operations attributable to noncontrolling interests	(622)	(787)	(6,882)	(1,140)
Income from continuing operations attributable to common stockholders	8,457	12,071	55,499	14,232
Less: Distributed and undistributed earnings allocated to participating securities	(166)	(171)	(510)	(507)
Numerator for adjusted income from continuing operations attributable to common stockholders	8,291	11,900	54,989	13,725
Income from discontinued operations	-	352	-	5,576
Noncontrolling interests' share of income from discontinued operations	-	(14)	-	(281)
Numerator for income from discontinued operations attributable to common stockholders	-	338	-	5,295
Adjusted net income attributable to common stockholders	$8,291	$12,238	$54,989	$19,020

Denominator
Weighted average common shares outstanding – basic	88,207	83,391	88,162	82,227
Effect of dilutive securities:
Stock options and phantom stock	319	300	310	282
Weighted average common shares outstanding – diluted	88,526	83,691	88,472	82,509

Earnings per Common Share – Basic
Income from continuing operations	$0.09	$0.15	$0.62	$0.17
Income from discontinued operations	0.00	0.00	0.00	0.06
Net income attributable to common stockholders	$0.09	$0.15	$0.62	$0.23

Earnings per Common Share – Diluted
Income from continuing operations	$0.09	$0.15	$0.62	$0.17
Income from discontinued operations	0.00	0.00	0.00	0.06
Net income attributable to common stockholders	$0.09	$0.15	$0.62	$0.23

Operating Partnership

The following table sets forth the computation of basic and diluted earnings per common unit for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per OP Unit – Basic and Diluted
Numerator
Income from continuing operations	$9,079	$12,858	$62,381	$15,372
Income from continuing operations attributable to noncontrolling interests	(226)	(148)	(4,203)	(385)
Income from continuing operations attributable to OP Unitholders	8,853	12,710	58,178	14,987
Less: Distributed and undistributed earnings allocated to participating securities	(166)	(171)	(510)	(507)
Numerator for adjusted income from continuing operations attributable to OP Unitholders	8,687	12,539	57,668	14,480
Income from discontinued operations	-	352	-	5,576
Noncontrolling interests' share of income from discontinued operations	-	-	-	-
Numerator for income from discontinued operations attributable to OP Unitholders	-	352	-	5,576
Adjusted net income attributable to OP Unitholders	$8,687	$12,891	$57,668	$20,056

Denominator
Weighted average OP Units outstanding – basic	92,424	87,679	92,419	86,587
Effect of dilutive securities:
Stock options and phantom stock	319	300	310	282
Weighted average OP Units outstanding – diluted	92,743	87,979	92,729	86,869

Earnings per OP Unit – Basic
Income from continuing operations	$0.09	$0.15	$0.62	$0.17
Income from discontinued operations	0.00	0.00	0.00	0.06
Net income attributable to OP Unitholders	$0.09	$0.15	$0.62	$0.23

Earnings per OP Units – Diluted
Income from continuing operations	$0.09	$0.15	$0.62	$0.17
Income from discontinued operations	0.00	0.00	0.00	0.06
Net income attributable to OP Unitholders	$0.09	$0.15	$0.62	$0.23

DCT and the Operating Partnership

Potentially Dilutive Shares

For the three and nine months ended September 30, 2015, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.2 million and 4.3 million OP Units, respectively, because their effect would be anti-dilutive. During the same periods ended September 30, 2014, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.3 million and 4.4 million OP Units, respectively, because their effect would be anti-dilutive.

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

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment, as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Segments:
East assets	$1,012,626	$1,010,263
Central assets	1,113,089	1,067,616
West assets	1,335,389	1,245,990
Total segment net assets	3,461,104	3,323,869
Non-segment assets:
Non-segment cash and cash equivalents	10,231	16,653
Other non-segment assets (1)	100,876	111,012
Total assets	$3,572,211	$3,451,534

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.

The following table sets forth the rental revenues of our segments in continuing operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
East	$25,887	$27,289	$79,184	$84,082
Central	32,777	32,965	98,693	97,714
West	29,428	24,031	86,392	68,410
Rental revenues	88,092	84,285	264,269	250,206
Institutional capital management and other fees	333	322	1,134	1,394
Total revenues	$88,425	$84,607	$265,403	$251,600

The following table sets forth property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Income from continuing operations” for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
East	$19,632	$20,475	$59,202	$61,306
Central	23,327	22,963	69,648	65,757
West	22,177	17,887	65,881	51,440
Property NOI (1)	65,136	61,325	194,731	178,503
Institutional capital management and other fees	333	322	1,134	1,394
Gain on business combination	-	-	-	1,000
Gain on dispositions of real estate interests	-	10,230	41,086	11,647
Real estate related depreciation and amortization	(39,431)	(37,842)	(116,876)	(111,545)
Casualty and involuntary conversion gain (loss)	-	(14)	-	326
Development profit, net of taxes	-	-	2,627	2,016
General and administrative expense	(7,720)	(6,727)	(24,912)	(21,059)
Impairment losses	(371)	(900)	(371)	(5,635)
Equity in earnings of unconsolidated joint ventures, net	4,493	892	6,336	5,202
Interest expense	(13,078)	(16,078)	(40,591)	(48,316)
Interest and other income (expense)	(42)	1,577	(71)	1,582
Income tax benefit (expense) and other taxes	(241)	73	(712)	257
Income from continuing operations	$9,079	$12,858	$62,381	$15,372

(1)

Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expense) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 12 – Discontinued Operations and Assets Held for Sale

Assets Held for Sale

As of September 30, 2015, one property in our East operating segment was classified as held for sale.  In October 2015, we completed the sale of this property.

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

The following table summarizes the components of income from discontinued operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenues	$-	$37	$-	$429
Rental expenses and real estate taxes	-	48	-	(19)
General and administrative expense	-	(1)	-	(38)
Operating income	-	84	-	372
Interest and other expense	-	(2)	-	(19)
Income tax expense and other taxes	-	-	-	(32)
Operating income and other income	-	82	-	321
Impairment losses	-	-	-	(132)
Gain on dispositions of real estate interests	-	270	-	5,387
Income from discontinued operations	$-	$352	$-	$5,576

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

The following tables present the condensed consolidated financial information for (a) DCT Industrial Trust, Inc. (“Parent” and a guarantor), (b) DCT Industrial Operating Partnership LP (“Subsidiary Issuer”), (c) on a combined basis, the guarantor subsidiaries (“Subsidiary Guarantors”), and (d) on a combined basis, the non-guarantor subsidiaries (“Non-Guarantor Subsidiaries”). Additional columns present consolidating adjustments and consolidated totals as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

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

Condensed Consolidated Balance Sheets

September 30, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
ASSETS
Land	$-	$-	$865,289	$152,367	$-	$1,017,656
Buildings and improvements	-	-	2,498,197	446,703	-	2,944,900
Intangible lease assets	-	-	64,530	23,588	-	88,118
Construction in progress	-	-	88,044	5,767	-	93,811
Total investment in properties	-	-	3,516,060	628,425	-	4,144,485
Less accumulated depreciation and amortization	-	-	(637,765)	(117,097)	-	(754,862)
Net investment in properties	-	-	2,878,295	511,328	-	3,389,623
Investments in and advances to unconsolidated joint ventures	-	82,081	602	-	-	82,683
Net investment in real estate	-	82,081	2,878,897	511,328	-	3,472,306
Cash and cash equivalents	-	14,634	21	-	(2,872)	11,783
Restricted cash	-	-	162	2,843	-	3,005
Deferred loan costs, net	-	8,709	50	342	-	9,101
Straight-line rent and other receivables, net	-	269	47,678	9,400	-	57,347
Other assets, net	-	3,892	9,534	4,197	-	17,623
Intercompany receivables, net	24,751	118,134	8,520	-	(151,405)	-
Investment in subsidiaries	1,736,431	2,918,648	24,296	-	(4,679,375)	-
Assets held for sale	-	-	1,046	-	-	1,046
Total assets	$1,761,182	$3,146,367	$2,970,204	$528,110	$(4,833,652)	$3,572,211

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$-	$12,467	$63,913	$18,003	$(2,872)	$91,511
Intercompany payables, net	-	24,751	26,075	100,579	(151,405)	-
Distributions payable	24,751	1,278	-	-	-	26,029
Tenant prepaids and security deposits	-	-	27,602	3,709	-	31,311
Other liabilities	-	347	16,202	1,318	-	17,867
Intangible lease liabilities, net	-	-	18,108	3,751	-	21,859
Line of credit	-	186,000	-	-	-	186,000
Senior unsecured notes	-	1,082,788	-	-	-	1,082,788
Mortgage notes	-	-	22,511	241,646	-	264,157
Liabilities related to assets held for sale	-	-	18	-	-	18
Total liabilities	24,751	1,307,631	174,429	369,006	(154,277)	1,721,540

Equity:
Stockholders' equity	1,736,431	1,838,736	2,795,775	159,104	(4,793,615)	1,736,431
Noncontrolling interests	-	-	-	-	114,240	114,240
Total equity	1,736,431	1,838,736	2,795,775	159,104	(4,679,615)	1,850,671
Total liabilities and equity	$1,761,182	$3,146,367	$2,970,204	$528,110	$(4,833,652)	$3,572,211

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$73,967	$14,125	$-	$88,092
Institutional capital management and other fees	-	25	-	379	(71)	333
Total revenues	-	25	73,967	14,504	(71)	88,425

OPERATING EXPENSES:
Rental expenses	-	-	7,557	1,343	-	8,900
Real estate taxes	-	-	11,446	2,610	-	14,056
Real estate related depreciation and amortization	-	-	33,137	6,294	-	39,431
General and administrative	-	6,649	85	986	-	7,720
Impairment losses	-	-	371	-	-	371
Total operating expenses	-	6,649	52,596	11,233	-	70,478
Operating income (loss)	-	(6,624)	21,371	3,271	(71)	17,947

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	-	4,418	4	-	71	4,493
Interest expense	-	(9,937)	(751)	(2,790)	400	(13,078)
Interest and other income (expense)	-	410	(29)	(23)	(400)	(42)
Income tax expense and other taxes	-	(171)	(48)	(22)	-	(241)
Income (loss) from continuing operations	-	(11,904)	20,548	436	-	9,079
Equity in earnings of consolidated subsidiaries	8,457	20,757	(18)	-	(29,196)	-
Consolidated net income	8,457	8,853	20,529	436	(29,196)	9,079
Net income attributable to noncontrolling interests	-	-	-	-	(622)	(622)
Net income attributable to common stockholders	8,457	8,853	20,529	436	(29,818)	8,457
Distributed and undistributed earnings allocated to participating securities	-	(166)	-	-	-	(166)
Adjusted net income attributable to common stockholders	$8,457	$8,687	$20,529	$436	$(29,818)	$8,291

Net income	$8,457	$8,853	$20,529	$436	$(29,196)	$9,079
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	-	(300)	-	(218)	-	(518)
Net reclassification adjustment on cash flow hedging instruments	-	1,118	-	37	-	1,155
Other comprehensive income (loss)	-	818	-	(181)	-	637
Comprehensive income	8,457	9,671	20,529	255	(29,196)	9,716
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(576)	(576)
Comprehensive income attributable to common stockholders	$8,457	$9,671	$20,529	$255	$(29,772)	$9,140

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$218,933	$45,336	$-	$264,269
Institutional capital management and other fees	-	73	-	1,305	(244)	1,134
Total revenues	-	73	218,933	46,641	(244)	265,403

OPERATING EXPENSES:
Rental expenses	-	-	23,474	3,982	-	27,456
Real estate taxes	-	-	33,828	8,254	-	42,082
Real estate related depreciation and amortization	-	-	97,053	19,823	-	116,876
General and administrative	-	22,933	254	1,725	-	24,912
Impairment losses	-	-	371	-	-	371
Total operating expenses	-	22,933	154,980	33,784	-	211,697
Operating income (loss)	-	(22,860)	63,953	12,857	(244)	53,706

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	2,627	-	2,627
Equity in earnings (loss) of unconsolidated joint ventures, net	-	6,095	(3)	-	244	6,336
Gain on dispositions of real estate interests	-	-	-	41,086	-	41,086
Interest expense	-	(31,339)	(2,123)	(8,329)	1,200	(40,591)
Interest and other income (expense)	-	1,219	(62)	(28)	(1,200)	(71)
Income tax expense and other taxes	-	(450)	(218)	(44)	-	(712)
Income (loss) from continuing operations	-	(47,335)	61,547	48,169	-	62,381
Equity in earnings of consolidated subsidiaries	55,499	105,513	2,639	-	(163,651)	-
Consolidated net income	55,499	58,178	64,186	48,169	(163,651)	62,381
Net income attributable to noncontrolling interests	-	-	-	-	(6,882)	(6,882)
Net income attributable to common stockholders	55,499	58,178	64,186	48,169	(170,533)	55,499
Distributed and undistributed earnings allocated to participating securities	-	(510)	-	-	-	(510)
Adjusted net income attributable to common stockholders	$55,499	$57,668	$64,186	$48,169	$(170,533)	$54,989

Net income	$55,499	$58,178	$64,186	$48,169	$(163,651)	$62,381
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	-	(718)	-	(255)	-	(973)
Net reclassification adjustment on cash flow hedging instruments	-	3,354	-	112	-	3,466
Other comprehensive income (loss)	-	2,636	-	(143)	-	2,493
Comprehensive income	55,499	60,814	64,186	48,026	(163,651)	64,874
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(6,930)	(6,930)
Comprehensive income attributable to common stockholders	$55,499	$60,814	$64,186	$48,026	$(170,581)	$57,944

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(35,611)	$160,226	$29,848	$(2,760)	$151,703

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(123,496)	(31,337)	-	(154,833)
Capital expenditures and development activities	-	-	(155,788)	(6,750)	-	(162,538)
Proceeds from dispositions of real estate investments	-	-	-	136,128	-	136,128
Investments in unconsolidated joint ventures	-	(840)	-	-	-	(840)
Distributions of investments in unconsolidated joint ventures	-	9,488	-	-	-	9,488
Other investing activities	-	(2,298)	6	(218)	-	(2,510)
Net cash provided by (used in) investing activities	-	6,350	(279,278)	97,823	-	(175,105)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	210,000	-	-	-	210,000
Repayments of senior unsecured revolving line of credit	-	(61,000)	-	-	-	(61,000)
Repayments of senior unsecured notes	-	(40,000)	-	-	-	(40,000)
Principal payments on mortgage notes	-	-	(415)	(5,584)	-	(5,999)
Net settlement on issuance of stock-based compensation awards	(605)	(605)	-	-	605	(605)
Net payments relating to intercompany financing	74,707	(1,635)	119,488	(117,853)	(74,707)	-
Redemption of noncontrolling interests	-	(1,714)	-	-	-	(1,714)
Dividends to common stockholders	(74,102)	(74,102)	-	-	74,102	(74,102)
Distributions to noncontrolling interests	-	(3,973)	-	(4,234)	-	(8,207)
Other financing activity	-	(2,819)	-	-	-	(2,819)
Net cash provided by (used in) financing activities	-	24,152	119,073	(127,671)	-	15,554
Net change in cash and cash equivalents	-	(5,109)	21	-	(2,760)	(7,848)
Cash and cash equivalents, beginning of period	-	19,743	-	-	(112)	19,631
Cash and cash equivalents, end of period	$-	$14,634	$21	$-	$(2,872)	$11,783

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

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$64,490	$19,795	$-	$84,285
Institutional capital management and other fees	-	25	-	367	(70)	322
Total revenues	-	25	64,490	20,162	(70)	84,607

OPERATING EXPENSES:
Rental expenses	-	-	7,649	2,023	-	9,672
Real estate taxes	-	-	10,379	2,909	-	13,288
Real estate related depreciation and amortization	-	-	29,181	8,661	-	37,842
General and administrative	-	6,347	73	307	-	6,727
Impairment losses	-	-	201	699	-	900
Casualty and involuntary conversion loss	-	-	14	-	-	14
Total operating expenses	-	6,347	47,497	14,599	-	68,443
Operating income (loss)	-	(6,322)	16,993	5,563	(70)	16,164

OTHER INCOME (EXPENSE):
Equity in earnings (loss) of unconsolidated joint ventures, net	-	824	(2)	-	70	892
Gain on dispositions of real estate interests	-	-	-	10,230	-	10,230
Interest expense	-	(12,493)	(1,317)	(2,818)	550	(16,078)
Interest and other income (expense)	-	2,156	(16)	(13)	(550)	1,577
Income tax benefit (expense) and other taxes	-	(160)	270	(37)	-	73
Income (loss) from continuing operations	-	(15,995)	15,928	12,925	-	12,858
Income from discontinued operations	-	-	-	352	-	352
Equity in earnings of consolidated subsidiaries	12,409	29,057	39	-	(41,505)	-
Consolidated net income	12,409	13,062	15,967	13,277	(41,505)	13,210
Net income attributable to noncontrolling interests	-	-	-	-	(801)	(801)
Net income attributable to common stockholders	12,409	13,062	15,967	13,277	(42,306)	12,409
Distributed and undistributed earnings allocated to participating securities	-	(171)	-	-	-	(171)
Adjusted net income attributable to common stockholders	$12,409	$12,891	$15,967	$13,277	$(42,306)	$12,238

Net income	$12,409	$13,062	$15,967	$13,277	$(41,505)	$13,210
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	-	159	-	(24)	-	135
Net reclassification adjustment on cash flow hedging instruments	-	1,124	-	39	-	1,163
Other comprehensive income	-	1,283	-	15	-	1,298
Comprehensive income	12,409	14,345	15,967	13,292	(41,505)	14,508
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(881)	$(881)
Comprehensive income attributable to common stockholders	$12,409	$14,345	$15,967	$13,292	$(42,386)	$13,627

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
REVENUES:
Rental revenues	$-	$-	$189,798	$60,408	$-	$250,206
Institutional capital management and other fees	-	479	-	1,185	(270)	1,394
Total revenues	-	479	189,798	61,593	(270)	251,600

OPERATING EXPENSES:
Rental expenses	-	-	24,500	7,007	-	31,507
Real estate taxes	-	-	29,859	10,337	-	40,196
Real estate related depreciation and amortization	-	-	85,137	26,408	-	111,545
General and administrative	-	20,129	253	677	-	21,059
Impairment losses	-	-	201	5,434	-	5,635
Casualty and involuntary conversion gain	-	-	(326)	-	-	(326)
Total operating expenses	-	20,129	139,624	49,863	-	209,616
Operating income (loss)	-	(19,650)	50,174	11,730	(270)	41,984

OTHER INCOME (EXPENSE):
Development profit, net of taxes	-	-	-	1,966	50	2,016
Equity in earnings (loss) of unconsolidated joint ventures, net	-	5,014	(32)	-	220	5,202
Gain on business combination	-	1,000	-	-	-	1,000
Gain on dispositions of real estate interests	-	1,175	-	10,472	-	11,647
Interest expense	-	(37,626)	(4,051)	(8,507)	1,868	(48,316)
Interest and other income (expense)	-	3,480	(52)	22	(1,868)	1,582
Income tax benefit (expense) and other taxes	-	(296)	734	(181)	-	257
Income (loss) from continuing operations	-	(46,903)	46,773	15,502	-	15,372
Income from discontinued operations	-	-	-	5,576	-	5,576
Equity in earnings of consolidated subsidiaries	19,527	67,466	2,018	-	(89,011)	-
Consolidated net income	19,527	20,563	48,791	21,078	(89,011)	20,948
Net income attributable to noncontrolling interests	-	-	-	-	(1,421)	(1,421)
Net income attributable to common stockholders	19,527	20,563	48,791	21,078	(90,432)	19,527
Distributed and undistributed earnings allocated to participating securities	-	(507)	-	-	-	(507)
Adjusted net income attributable to common stockholders	$19,527	$20,056	$48,791	$21,078	$(90,432)	$19,020

Net income	$19,527	$20,563	$48,791	$21,078	$(89,011)	$20,948
Other comprehensive income (loss)
Net derivative loss on cash flow hedging instruments	-	(360)	-	(351)	-	(711)
Net reclassification adjustment on cash flow hedging instruments	-	3,375	-	116	-	3,491
Other comprehensive income (loss)	-	3,015	-	(235)	-	2,780
Comprehensive income	19,527	23,578	48,791	20,843	(89,011)	23,728
Comprehensive income attributable to noncontrolling interests	-	-	-	-	(1,659)	(1,659)
Comprehensive income attributable to common stockholders	$19,527	$23,578	$48,791	$20,843	$(90,670)	$22,069

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$-	$(38,456)	$128,652	$43,766	$(4,853)	$129,109

INVESTING ACTIVITIES:
Real estate acquisitions	-	-	(208,309)	(48,789)	-	(257,098)
Capital expenditures and development activities	-	-	(121,028)	(13,837)	-	(134,865)
Proceeds from dispositions of real estate investments	-	1,988	-	124,172	-	126,160
Investments in unconsolidated joint ventures	-	(754)	-	-	-	(754)
Proceeds from casualties and involuntary conversion	-		461	143	-	604
Distributions of investments in unconsolidated joint ventures	-	17,043	-	-	-	17,043
Other investing activities	-	6,247	6	(283)	-	5,970
Net cash provided by (used in) investing activities	-	24,524	(328,870)	61,406	-	(242,940)

FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	-	135,000	-	-	-	135,000
Repayments of senior unsecured revolving line of credit	-	(42,000)	-	-	-	(42,000)
Principal payments on mortgage notes	-	-	(4,532)	(9,914)	-	(14,446)
Proceeds from issuance of common stock	105,015	105,015	-	-	(105,015)	105,015
Net settlement on issuance of stock-based compensation awards	(282)	(282)	-	-	282	(282)
Offering costs for issuance of common stock and OP Units	(1,392)	(1,392)	-	-	1,392	(1,392)
Net payments relating to intercompany financing	(34,636)	(115,365)	214,356	(98,991)	34,636	-
Redemption of noncontrolling interests	-	(800)	-	-	-	(800)
Dividends to common stockholders	(68,705)	(68,705)	-	-	68,705	(68,705)
Distributions to noncontrolling interests	-	(4,048)	-	(498)	-	(4,546)
Contributions from noncontrolling interests	-	-	-	101	-	101
Other financing activity	-	62	(78)	2	-	(14)
Net cash provided by (used in) financing activities	-	7,485	209,746	(109,300)	-	107,931
Net change in cash and cash equivalents	-	(6,447)	9,528	(4,128)	(4,853)	(5,900)
Cash and cash equivalents, beginning of period	-	28,098	-	4,128	-	32,226
Cash and cash equivalents, end of period	$-	$21,651	$9,528	$-	$(4,853)	$26,326

Note 14 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”). No significant recognized or nonrecognized subsequent events were noted other than those mentioned in Note 6 – Outstanding Indebtedness.

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of September 30, 2015, DCT owned approximately 95.4% of the outstanding equity interests in the Operating Partnership.

As of September 30, 2015, the Company owned interests in approximately 73.3 million square feet of properties leased to approximately 900 customers, including:

●	62.0 million square feet comprising 405 consolidated operating properties, including one 33,000 square foot building classified as held for sale, were 94.5% occupied;
●	7.5 million square feet comprising 23 unconsolidated properties were 92.9% occupied and which we operated on behalf of three institutional capital management partners;
●	0.8 million square feet comprising four consolidated buildings under redevelopment; and
●	3.0 million square feet comprising eight consolidated buildings in development.

In addition, the Company has 11 projects under construction and several projects in predevelopment. See “Notes to Consolidated Financial Statements Note 3—Investment in Properties” for further detail related to our development activity.

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

Outlook

We seek to maximize long-term earnings growth and value within the context of overall economic conditions, primarily through increasing occupancy, rents and operating income at existing properties and acquiring and developing high-quality properties with attractive operating income and value growth prospects. Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce and U.S. based manufacturing. We expect moderate economic growth to continue through the remainder of 2015, which should result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.

In response to positive net absorption and lower market vacancy levels, rental rates are increasing in most of our markets, although they generally remain below peak levels. Rental concessions, such as free rent, have also declined in all markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during the remainder of 2015 to be higher than the rates on expiring leases. As positive net absorption of warehouse space continues, we expect the rental rate environment to continue to improve.

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

In terms of capital investment, we will pursue the selective development of new buildings and the opportunistic acquisition of buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

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

Inflation

Although the U.S. economy has recently experienced low inflation, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets. Most of our leases require the customers to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, most of our leases expire within five years which enables us to replace existing leases with new leases at then-existing market rates.

Summary of Significant Transactions and Activities During 2015

Significant transactions for the nine months ended September 30, 2015

●	Acquisitions
●

During the nine months ended September 30, 2015, we acquired 14 buildings comprising 2.1 million square feet in the Atlanta, Dallas, Denver, Houston, Northern California, Phoenix and Seattle markets for a total purchase price of approximately $124.9 million. Weighted average occupancy upon the acquisition of the properties was 80.0%.

●

Additionally, during the nine months ended September 30, 2015, we acquired 232.3 acres of land in the Atlanta, Baltimore/Washington D.C., Chicago, Dallas, Miami and Orlando markets for approximately $52.4 million that are held for future development.

●	Development Activities
●

As of September 30, 2015, construction was shell-complete on eight buildings totaling 3.0 million square feet in the Atlanta, Dallas, Houston, Orlando, Seattle and Southern California markets. During the nine months ended September 30, 2015, we stabilized six buildings totaling 1.1 million square feet.  Additionally, we recognized development profit, net of taxes, of approximately $2.6 million related to the sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties.

The table below reflects a summary of development activities as of September 30, 2015:

Project	Market	Acres	Number of Buildings	Square Feet	Percentage Owned	Cumulative Costs at 9/30/2015	Projected Investment	Completion Date(1)	Percentage Leased(2)
				(in thousands)		(in thousands)	(in thousands)
Consolidated Development Activities:

Development Projects in Lease Up
DCT River West	Atlanta	47	1	734	100%	$25,442	$37,008	Q3-2015	0%
DCT Freeport North	Dallas	6	1	100	100%	7,206	7,814	Q1-2015	100%
DCT Airtex Industrial Center II	Houston	7	1	127	100%	10,414	11,510	Q4-2014	100%
DCT Northwest Crossroads Logistics Centre II	Houston	18	1	320	100%	14,984	23,088	Q2-2015	59%
DCT Airport Distribution Center North Building C	Orlando	8	1	97	100%	5,558	6,901	Q4-2014	83%
DCT White River Corporate Center Phase I	Seattle	30	1	649	100%	42,251	46,079	Q4-2014	100%
DCT Fife 45 North	Seattle	5	1	79	100%	6,182	8,109	Q1-2015	77%
DCT Rialto Logistics Center	So. California	42	1	928	100%	57,000	62,300	Q1-2015	100%
	Sub Total	163	8	3,034	100%	$169,037	$202,809		70%
Under Construction
DCT Fairburn	Atlanta	75	1	1037	100%	$30,361	$51,771	Q1-2016	100%
DCT Downs Park Building A(3)	Baltimore/Washington D.C.	13	1	149	100%	7,499	25,525	Q1-2016	100%
DCT Downs Park Building B(3)	Baltimore/Washington D.C.	13	1	149	100%	7,452	25,853	Q1-2016	100%
DCT O'Hare Logistics Center	Chicago	7	1	113	100%	8,862	13,184	Q4-2015	100%
DCT North Avenue Distribution Center	Chicago	20	1	350	100%	10,244	26,633	Q3-2016	100%
DCT Waters Ridge	Dallas	18	1	346	100%	2,600	18,093	Q2-2016	0%
DCT Freeport West	Dallas	7	1	108	100%	1,772	9,230	Q2-2016	55%
6400 Hollister Road - Expansion	Houston	2	Expansion	55	100%	1,756	3,649	Q4-2015	100%
DCT Fife Distribution Center North	Seattle	9	1	152	100%	8,385	12,781	Q1-2016	56%
DCT Fife Distribution Center South	Seattle	12	1	240	100%	9,094	18,838	Q1-2016	100%
DCT Jurupa Ranch	So. California	39	1	970	100%	32,498	73,008	Q2-2016	100%
	Sub Total	215	10	3,669	100%	$120,523	$278,565		87%
Leased Pre-Development
DCT Central Avenue	Chicago	54	1	172	100%	$9,555	$60,020	Q4-2016	100%

	Total	432	19	6,875	100%	$299,115	$541,394		80%

(1)	The completion date represents the date of building shell-completion or estimated date of shell-completion.
(2)	Percentage leased is computed as of the date the financial statements were available to be issued.
(3)	The Projected Investment does not include any potential promote payable to our joint venture partner.
●	Dispositions
●

During the nine months ended September 30, 2015, we sold 13 consolidated operating properties totaling 3.7 million square feet located in our Atlanta and Memphis markets, to third-parties for gross proceeds of approximately $138.1 million.

●	We recognized gains of approximately $41.1 million on the disposition of these 13 properties.
●	Debt Activity
●	As of September 30, 2015, we had $186.0 million outstanding and $210.5 million available under our unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.
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

●	Leasing Activity

The following table provides a summary of our leasing activity for the nine months ended September 30, 2015:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)	Weighted Average Retention(6)
		(in thousands)			(in months)
Third quarter 2015	83	5,081	$5.61	18.8%	74	$2.38	70.0%
Year to date 2015	213	13,605	$5.27	15.8%	74	$2.81	67.5%

(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
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

During the nine months ended September 30, 2015, we signed 97 leases comprising 7.4 million square feet with total concessions of $10.9 million primarily related to free rent periods.

Other Events

In May 2015, we determined that we had been the victim of a criminal fraud involving the impersonation of our Chief Executive Officer resulting in our transfer of $6.1 million to third-party overseas accounts. As a result of efforts working with our bank and federal law enforcement authorities, we have recovered approximately $3.0 million of the amount transferred.  In addition, we have incurred $0.3 million of other costs related to the investigation of this incident.  We have filed a claim with our insurance carriers related to this incident.  As of September 30, 2015, it is not known whether we will be determined to be entitled to receive insurance proceeds related to this claim.  Accordingly, during the nine months ended September 30, 2015, we recorded an expense of $3.4 million in “General and administrative” expense related to this incident and the associated internal investigation, which expense may be reduced in the future by any insurance claim recoveries.

Customer Diversification

As of September 30, 2015, there were no customers that occupied more than 2.1% of our consolidated properties based on annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent as of September 30, 2015, who occupy a combined 6.3 million square feet or 9.6% of our consolidated properties.

Percentage of
Annualized
Customer	Base Rent
Distributions Alternatives, Inc.	2.1%
Schenker, Inc.	1.2%
The Clorox Company	1.1%
The Glidden Company	1.0%
YRC, LLC	1.0%
Kellogg Company	1.0%
Bridgestone Corporation	0.9%
One Kings Lane, Inc.	0.9%
Genco I, Inc.	0.8%
Ozburn-Hessey Logistics, L.L.C.	0.8%
Total	10.8%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.

We frequently monitor the financial condition of our customers. We communicate often with those customers whom have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues, and no customer represents more than 2.1% of our annual base rent.

Results of Operations

Summary of the three and nine months ended September 30, 2015 compared to the same period ended September 30, 2014

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the U.S. As of September 30, 2015, the Company owned interests in or had under development approximately 73.3 million square feet of properties leased to approximately 900 customers, including 7.5 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of September 30, 2015, we consolidated 404 operating properties, four redevelopment properties, eight development properties and one consolidated property classified as held for sale.

Comparison of the three months ended September 30, 2015 compared to the same period ended September 30, 2014

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 361 operating properties and was comprised of 54.9 million square feet. A discussion of these changes follows in the table below (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	Percent Change
Rental Revenues
Same store	$77,920	$74,152	$3,768	5.1%
Non-same store operating properties	10,001	9,471	530	5.6%
Development and redevelopment	171	662	(491)	-74.2%
Total rental revenues	88,092	84,285	3,807	4.5%
Rental Expenses and Real Estate Taxes
Same store	20,091	19,691	400	2.0%
Non-same store operating properties	2,822	2,870	(48)	-1.7%
Development and redevelopment	43	399	(356)	-89.2%
Total rental expenses and real estate taxes	22,956	22,960	(4)	0.0%
Property Net Operating Income (1)
Same store	57,829	54,461	3,368	6.2%
Non-same store operating properties	7,179	6,601	578	8.8%
Development and redevelopment	128	263	(135)	-51.3%
Total property net operating income	65,136	61,325	3,811	6.2%
Other Revenue and Other Income
Institutional capital management and other fees	333	322	11	3.4%
Casualty and involuntary conversion loss	-	(14)	14	100.0%
Equity in earnings of unconsolidated joint ventures, net	4,493	892	3,601	403.7%
Gain on dispositions of real estate interests	-	10,230	(10,230)	-100.0%
Interest and other income (expense)	(42)	1,577	(1,619)	-102.7%
Total other revenue and other income	4,784	13,007	(8,223)	-63.2%
Other Expenses
Real estate related depreciation and amortization	39,431	37,842	1,589	4.2%
Interest expense	13,078	16,078	(3,000)	-18.7%
General and administrative	7,720	6,727	993	14.8%
Impairment losses	371	900	(529)	-58.8%
Income tax (benefit) expense and other taxes	241	(73)	314	430.1%
Total other expenses	60,841	61,474	(633)	-1.0%
Income from discontinued operations	-	352	(352)	-100.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(226)	(148)	(78)	-52.7%
Net income attributable to OP Unitholders	8,853	13,062	(4,209)	-32.2%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(396)	(653)	257	39.4%
Net income attributable to common stockholders	$8,457	$12,409	$(3,952)	-31.8%

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

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $3.8 million for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to the following:

●	$3.8 million increase in total revenue in our same store portfolio primarily due to the following:
●	$3.4 million increase in base rent primarily resulting from increased rental rates and a 110 basis point increase in average occupancy period over period;
●	$1.0 million increase in operating expense recoveries related to higher average occupancy and higher property operating expenses;
●	$0.7 million increase in early lease terminations primarily attributable to four tenants; and
●	$0.3 million increase in miscellaneous income from tenants due to move-out repairs; which was partially offset by
●	$1.6 million decrease in straight-line rental revenue.

The following table illustrates the various components of our consolidated rental revenues for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change
Base rent	$64,209	$61,368	$2,841
Straight-line rent	907	2,326	(1,419)
Amortization of above and below market rent intangibles	748	605	143
Tenant recovery income	20,608	19,375	1,233
Other	436	351	85
Revenues related to early lease terminations	1,184	260	924
Total rental revenues	$88,092	$84,285	$3,807

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes remained consistent for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to the following:

●

$0.4 million decrease in rental expenses and real estate taxes related to non-same store properties, including operating properties not included in same store, development and redevelopment properties placed into service during the period; which was offset by

●	$0.4 million increase in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to increases in property taxes resulting from higher assessments.

Other Revenue and Other Income

Total other revenue and other income decreased $8.2 million for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to the following:

●

$10.2 million decrease in gain on dispositions of real estate interests due to no disposition activity occurring during 2015 compared to gains recognized from the disposition of 11 properties during 2014; and

●

$1.6 million decrease in interest and other income (expense) primarily related to a settlement on roof damages on several properties located in the Houston market during 2014; which was partially offset by

●	$3.6 million increase in equity in earnings of unconsolidated joint ventures primarily related to the IDI/DCT, LLC joint venture’s sale of its remaining property during 2015.

Other Expenses

Other expenses decreased $0.6 million for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to the following:

●

$3.0 million decrease in interest expense as a result of a $2.1 million increase in capitalized interest in 2015 related to increased development activities and the repayment of a $43.3 million mortgage note in November 2014 and a $40.0 million 5 year private placement note in June 2015; and

●

$0.5 million decrease in impairment primarily due to $0.9 million recognized on one property disposed and one property held for sale during 2014 compared to $0.4 million recognized on one property held for sale during 2015; which was partially offset by

●

$1.6 million increase in depreciation and amortization expense resulting from a $5.1 million increase related to real estate acquisitions and capital additions, partially offset by $3.1 million related to real estate dispositions and $0.4 million related to same store tenant improvements that were fully amortized subsequent to September 30, 2014;

●	$0.3 million increase in income tax (benefit) expense and other taxes related to the change in our deferred tax benefit resulting from a decrease in net operating losses during 2015; and
●	$1.0 million increase in general and administrative expenses primarily related to increased personnel costs.

Comparison of the nine months ended September 30, 2015 compared to the same period ended September 30, 2014

The following table illustrates the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 345 operating properties and was comprised of 52.0 million square feet. A discussion of these changes follows in the table below (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	Percent Change
Rental Revenues
Same store	$220,966	$211,501	$9,465	4.5%
Non-same store operating properties	42,839	36,780	6,059	16.5%
Development and redevelopment	464	1,925	(1,461)	-75.9%
Total rental revenues	264,269	250,206	14,063	5.6%
Rental Expenses and Real Estate Taxes
Same store	58,321	59,389	(1,068)	-1.8%
Non-same store operating properties	11,251	11,590	(339)	-2.9%
Development and redevelopment	(34)	724	(758)	-104.7%
Total rental expenses and real estate taxes	69,538	71,703	(2,165)	-3.0%
Property Net Operating Income (1)
Same store	162,645	152,112	10,533	6.9%
Non-same store operating properties	31,762	25,190	6,572	26.1%
Development and redevelopment	324	1,201	(877)	-73.0%
Total property net operating income	194,731	178,503	16,228	9.1%
Other Revenue and Other Income
Institutional capital management and other fees	1,134	1,394	(260)	-18.7%
Casualty and involuntary conversion gain	-	326	(326)	-100.0%
Development profit, net of taxes	2,627	2,016	611	30.3%
Equity in earnings of unconsolidated joint ventures, net	6,336	5,202	1,134	21.8%
Gain on business combinations	-	1,000	(1,000)	-100.0%
Gain on dispositions of real estate interests	41,086	11,647	29,439	252.8%
Interest and other income (expense)	(71)	1,582	(1,653)	-104.5%
Total other revenue and other income	51,112	23,167	27,945	120.6%
Other Expenses
Real estate related depreciation and amortization	116,876	111,545	5,331	4.8%
Interest expense	40,591	48,316	(7,725)	-16.0%
General and administrative	24,912	21,059	3,853	18.3%
Impairment losses	371	5,635	(5,264)	-93.4%
Income tax (benefit) expense and other taxes	712	(257)	969	377.0%
Total other expenses	183,462	186,298	(2,836)	-1.5%
Income from discontinued operations	-	5,576	(5,576)	-100.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(4,203)	(385)	(3,818)	-991.7%
Net income attributable to OP Unitholders	58,178	20,563	37,615	182.9%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(2,679)	(1,036)	(1,643)	-158.6%
Net income attributable to common stockholders	$55,499	$19,527	$35,972	184.2%

(1)	See definitions of property net operating income on page 43.

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $14.1 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to the following:

●

$4.6 million increase in our non-same store rental revenues, including operating properties not included in same store, development and redevelopment properties, primarily as a result of an increase in the number of consolidated properties. Since January 1, 2014, we have acquired 42 operating properties and placed into operation 19 development and redevelopment properties.

●	$9.5 million increase in total revenue in our same store portfolio primarily due to the following:
●	$9.0 million increase in base rent primarily resulting from increased rental rates and a 150 basis point increase in average occupancy period over period;
●	$3.3 million increase in operating expense recoveries related to higher average occupancy and higher property operating expense;
●	$0.7 million increase in miscellaneous income due to move-out repairs; and
●	$0.2 million increase in early lease terminations; which was partially offset by
●	$3.7 million decrease in straight-line rental revenue.

The following table illustrates the various components of our consolidated rental revenues for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change
Base rent	$190,648	$179,176	$11,472
Straight-line rent	4,293	7,651	(3,358)
Amortization of above and below market rent intangibles	2,290	1,505	785
Tenant recovery income	62,819	58,216	4,603
Other	1,823	1,793	30
Revenues related to early lease terminations	2,396	1,865	531
Total rental revenues	$264,269	$250,206	$14,063

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes decreased by $2.2 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to the following:

●

$1.1 million decrease in rental expenses and real estate taxes related to non-same store properties, including operating properties not included in same store, development and redevelopment properties placed into service during the period; and

●

$1.1 million decrease in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to a decrease in bad debt expense and other non-recoverable expenses.

Other Revenue and Other Income

Total other revenue and other income increased $27.9 million for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to the following:

●

$29.4 million increase in gain on dispositions of real estate interests primarily related to gains of $41.1 million recognized on the disposition of 13 properties in the Atlanta and Memphis markets during 2015, which was partially offset by a $0.9 million gain on the sale of our interest in the TRT-DCT Venture I and gains of $10.8 million recognized on the sale of 12 properties during 2014; and

●

$1.1 million increase in equity in earnings of unconsolidated joint ventures primarily related to $3.7 million of gain recognized on the sale of one property in the IDI/DCT, LLC joint venture during 2015, which was partially offset by the disposition of all of the properties in the TRT-DCT Venture I, our disposition of our unconsolidated interest in TRT-DCT Venture II and disposition of one property in the IDI/DCT, LLC Venture during 2014; which was partially offset by

●	$1.6 million decrease in interest and other income (expense) primarily related to a settlement on roof damages on several properties located in the Houston market during 2014; and
●

$1.0 million decrease in gain on business combinations related to obtaining control through the purchase of our partners’ 50.0% interest in one property from the IDI/DCT, LLC joint venture during 2014.

Other Expenses

Other expenses decreased $2.8 million for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to the following:

●

$7.7 million decrease in interest expense as a result of a $6.0 million increase in capitalized interest in 2015 related to increased development activities, the payment of a $43.3 million mortgage note in November 2014, the payment of the $40.0 million 5 year private placement note in June 2015 and an overall lower weighted average effective interest rate; and

●	$5.3 million net decrease in impairment expense due to five properties sold or held for sale during 2014 compared to one property held for sale as of September 30, 2015; which was partially offset by
●

$5.3 million increase in depreciation and amortization expense resulting from a $16.6 million increase related to real estate acquisitions and capital additions, partially offset by $9.8 million related to real estate dispositions and $1.5 million related to same store tenant improvements that were fully amortized during 2015;

●	$1.0 million increase in income tax (benefit) expense and other taxes related to the change in our deferred tax benefit resulting from the sale of three development projects during 2015; and
●	$3.9 million increase in general and administrative expenses due to the following:
•	$2.9 million in increased personnel costs; and
•	$3.4 million increase resulting from the criminal fraud and the investigation of the incident. See discussion under Significant Transactions and Activities; which was partially offset by
•	$2.2 million increase in capitalized overhead as a result of increased development, leasing and other capital activities; and
•	$0.2 million decrease in professional service costs.

Segment Summary for the three and nine months ended September 30, 2015 compared to the same period ended September 30, 2014

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

The following table illustrates the changes in our consolidated properties in continuing operations by segment as of, and for the three and nine months ended September 30, 2015 compared to September 30, 2014, respectively (dollar amounts and square feet in thousands):

					Three Months Ended		Nine Months Ended
	As of September 30,				September 30,		September 30,
						Property net		Property net
	Number of		Occupancy at	Segment	Rental	operating	Rental	operating
	buildings	Square feet	period end	assets(1)	revenues(2)	income(3)	revenues(2)	income(3)
EAST:
2015	117	20,460	91.0%	$1,012,626	$25,887	$19,632	$79,184	$59,202
2014	121	21,987	92.5%	$975,695	$27,289	$20,475	$84,082	$61,306
CHANGE:	(4)	(1,527)	-1.5%	$36,931	$(1,402)	$(843)	$(4,898)	$(2,104)

CENTRAL:
2015	165	26,329	89.9%	$1,113,089	$32,777	$23,327	$98,693	$69,648
2014	173	28,425	91.8%	$1,142,082	$32,965	$22,963	$97,714	$65,757
CHANGE:	(8)	(2,096)	-1.9%	$(28,993)	$(188)	$364	$979	$3,891

WEST:
2015	135	18,985	86.9%	$1,335,389	$29,428	$22,177	$86,392	$65,881
2014	113	15,358	93.2%	$1,181,021	$24,031	$17,887	$68,410	$51,440
CHANGE:	22	3,627	-6.3%	$154,368	$5,397	$4,290	$17,982	$14,441

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

The following table reflects our total assets, net of accumulated depreciation and amortization, by segment as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014	$ Change
Segments:
East assets	$1,012,626	$1,010,263	$2,363
Central assets	1,113,089	1,067,616	45,473
West assets	1,335,389	1,245,990	89,399
Total segment net assets	3,461,104	3,323,869	137,235
Non-segment assets:
Non-segment cash and cash equivalents	10,231	16,653	(6,422)
Other non-segment assets(1)	100,876	111,012	(10,136)
Total assets	$3,572,211	$3,451,534	$120,677

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, other receivables and other assets.

East Segment

●

East Segment assets increased by approximately $2.4 million in 2015 due to the acquisition of three properties, five land parcels and the completion of development on two properties since December 31, 2014.

●	East Segment property NOI decreased approximately $0.8 million, for the three months ended September 30, 2015 as compared to the same period in 2014, primarily as a result of:
●

$1.4 million decrease in rental revenues, of which $3.6 million is attributed to property dispositions, which was partially offset by a $1.3 million increase attributed to the timing of property acquisitions, and a $0.9 million increase attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$0.6 million decrease in operating expenses primarily related to lower property taxes and utility costs.
●	East Segment property NOI decreased approximately $2.1 million, for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily as a result of:
●

$4.9 million decrease in rental revenues, of which $10.5 million is attributed to property dispositions, which was partially offset by a $3.5 million increase attributed to the timing of property acquisitions, and a $2.1 million increase attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$2.8 million decrease in operating expenses primarily related to lower property taxes and snow removal costs incurred from severe winter storms during 2014.

Central Segment

●

Central Segment assets increased by approximately $45.5 million in 2015 due to the acquisition of two properties, four land parcels and completion of development or redevelopment on five properties since December 31, 2014.

●	Central Segment property NOI increased approximately $0.4 million, for the three months ended September 30, 2015 as compared to the same period in 2014 primarily as a result of:
●	$0.6 million decrease in operating expenses primarily related to lower utility and maintenance expense; which was partially offset by
●

$0.2 million decrease in rental revenues, of which, $4.6 million is attributed to property dispositions; which was partially offset by a $2.9 million increase attributed to the timing of property acquisitions and the completion of developments, and a $1.5 million increase attributed to higher operating expense recoveries at properties in our same store portfolio.

●	Central Segment property NOI increased approximately $3.9 million, for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily as a result of:
●

$1.0 million increase in rental revenues, of which, $12.2 million is attributed to the timing of property acquisitions and the completion of developments and $2.9 million is attributed to higher operating expense recoveries at properties in our same store portfolio, which was offset in part by a $14.1 million decrease attributed to property dispositions; and

●	$2.9 million decrease in operating expenses primarily related to prior year bad debt expenses and snow removal costs incurred from severe winter storms during 2014.

West Segment

●	West Segment assets increased by approximately $89.4 million in 2015 due to the acquisition of nine properties and completion of development on four properties since December 31, 2014.
●	West Segment property NOI increased approximately $4.3 million for the three months ended September 30, 2015 as compared to the same period in 2014, primarily as a result of:
●

$5.4 million increase in rental revenues, of which $4.0 million is attributed to the timing of property acquisitions and completion of developments, and $1.4 million is attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$1.1 million increase in operating expenses primarily comprised of increased property taxes due to the completion of developments and real estate acquisitions.

●	West Segment property NOI increased approximately $14.4 million for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily as a result of:
●

$18.0 million increase in rental revenues, of which $13.5 million is attributed to the timing of property acquisitions and the completion of developments, and $4.5 million is attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$3.6 million increase in operating expenses primarily comprised of increased property taxes due to the completion of developments and real estate acquisitions.

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

Cash Flows

“Cash and cash equivalents” were $11.8 million and $19.6 million as of September 30, 2015 and December 31, 2014, respectively.

Net cash provided by operating activities increased $22.6 million to $151.7 million during the nine months ended September 30, 2015 compared to $129.1 million during the same period in 2014. This change was primarily due to an increase in property net operating income attributable to acquired properties and operating performance at existing properties.

Net cash used in investing activities decreased $67.8 million to $175.1 million during the nine months ended September 30, 2015 compared to $242.9 million during the same period in 2014. This change was primarily due to a decrease of $102.3 million of cash outflows related to acquisitions; which were partially offset by an increase of cash outflows related to capital expenditures of $27.7 million, as reflected in the table below, and a decrease of cash inflows from distributions of investments in unconsolidated joint ventures of $7.6 million.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Transactions and Activities During 2015—Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of September 30, 2015. Our total capital expenditures for the nine months ended September 30, 2015 and 2014 were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2015	2014	$ Change
Development	$113,691	$105,980	$7,711
Redevelopment	7,046	1,640	5,406
Due diligence	11,465	6,070	5,395
Casualty expenditures	2,077	687	1,390
Building and land improvements	10,808	9,809	999
Tenant improvements and leasing costs	28,484	29,147	(663)
Total capital expenditures and development activities	173,571	153,333	20,238
Change in accruals and other adjustments	(11,033)	(18,468)	7,435
Total cash paid for capital expenditures and development activities	$162,538	$134,865	$27,673

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

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the nine months ended September 30, 2015 and 2014 were $8.7 million and $6.5 million, respectively. In addition, we capitalize interest costs incurred associated with development and construction activities. During the nine months ended September 30, 2015 and 2014 total interest capitalized was $12.1 million and $6.1 million, respectively.

Net cash provided by financing activities decreased $92.3 million to $15.6 million during the nine months ended September 30, 2015 compared to $107.9 million during the same period in 2014 primarily due to the following activities:

●	$103.9 million decrease in net proceeds from the issuance of common stock;
●	$40.0 million decrease due to the pay-off of our $40.0 million senior unsecured note that matured in June 2015; and
●

$9.1 million decrease due to additional shares issued for offerings and operating partnership unit redemptions resulting in an increase in our dividends and distributions paid to common stockholders and unitholders; which was partially offset by

●	$56.0 million increase in proceeds from our senior unsecured revolving credit facility as net borrowings of $149.0 million during 2015 exceeded our $93.0 million of net borrowings during 2014; and
●	$8.4 million increase in mortgage notes as principal payments of $14.4 million in 2014 exceeded principal payments of $6.0 million in 2015.

Common Stock

As of September 30, 2015, approximately 88.2 million shares of common stock were issued and outstanding.

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

During the nine months ended September 30, 2015 and 2014, approximately 0.2 million and 0.3 million OP Units were redeemed for approximately $1.7 million and $0.8 million in cash and approximately 0.1 million and 0.2 million shares of DCT common stock, respectively.

As of September 30, 2015 and December 31, 2014, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $141.8 million and $149.8 million based on the $33.66 and $35.66 per share closing price of DCT’s common stock on September 30, 2015 and December 31, 2014, respectively.

Distributions

During the three and nine months ended September 30, 2015, our board of directors declared distributions to stockholders and unitholders totaling approximately $26.0 million and $78.0 million, respectively.  During the same periods in 2014, our board of directors declared distributions to stockholders and unitholders totaling approximately $24.8 million and $73.7 million, respectively.  Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2015 and 2014.

Outstanding Indebtedness

As of September 30, 2015 our outstanding indebtedness of approximately $1.5 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $36.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of September 30, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.7 billion. As of December 31, 2014, the gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of September 30, 2015 and December 31, 2014.

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

Line of Credit

As of September 30, 2015, we had $186.0 million outstanding and $210.5 million available under our senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million. As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of September 30, 2015 and December 31, 2014.

Debt Maturities

The following table sets forth the scheduled maturities of our debt, including principal amortization, and excluding unamortized premiums, as of September 30, 2015 (in thousands):

	Senior	Mortgage	Bank Unsecured
Year	Unsecured Notes	Notes	Credit Facilities		Total
2015	$-	$1,913	$-		$1,913
2016(1)	99,000	57,356	-		156,356
2017	51,000	41,078	100,000	(2)	192,078
2018	81,500	6,746	-		88,246
2019	46,000	51,343	186,000		283,343
Thereafter	582,500	101,057	125,000	(2)	808,557
Total	$860,000	$259,493	$411,000		$1,530,493

(1)	During October 2015, we paid-off a $50.9 million mortgage note maturing in February 2016.
(2)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

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

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2015, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1 -3 Years	3 – 5 Years	Thereafter

Scheduled long-term debt maturities, including interest(2)	$1,831,882	$217,462	$384,079	$601,922	$628,419
Operating lease commitments	1,510	887	472	139	12
Ground lease commitments(3)	12,035	560	1,104	1,102	9,269
Total	$1,845,427	$218,909	$385,655	$603,163	$637,700

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $210.4 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at September 30, 2015.
(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of September 30, 2015 and 2014, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of September 30, 2015, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $35.9 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of September 30, 2015, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $36.7 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2015	$-
2016	805
2017	35,850
2018	-
2019	-
Thereafter	-
Total	$36,655

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

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” for the periods indicated below on a historical basis (unaudited, amounts in thousands, except per share and unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of net income attributable to common stockholders to FFO:
Net income attributable to common stockholders	$8,457	$12,409	$55,499	$19,527
Adjustments:
Real estate related depreciation and amortization	39,431	37,842	116,876	111,545
Equity in earnings of unconsolidated joint ventures, net	(4,493)	(892)	(6,336)	(5,202)
Equity in FFO of unconsolidated joint ventures	2,441	2,728	7,424	7,990
Impairment losses on depreciable real estate	371	900	371	5,767
Gain on business combination	-	-	-	(1,000)
Gain on dispositions of real estate interests	-	(10,500)	(41,086)	(17,034)
Gain on dispositions of non-depreciable real estate	-	-	18	98
Noncontrolling interest in the above adjustments	(1,897)	(1,640)	(4,086)	(5,680)
FFO attributable to unitholders	2,119	2,103	6,214	6,153
FFO attributable to common stockholders and unitholders – basic and diluted	46,429	42,950	134,894	122,164
Adjustments:
Acquisition costs	455	716	1,939	2,050
FFO, as adjusted, attributable to common stockholders and unitholders — basic and diluted	$46,884	$43,666	$136,833	$124,214

FFO per common share and unit — basic	$0.50	$0.49	$1.45	$1.40
FFO per common share and unit — diluted	$0.50	$0.49	$1.45	$1.40

FFO, as adjusted, per common share and unit — basic	$0.50	$0.50	$1.47	$1.43
FFO, as adjusted, per common share and unit — diluted	$0.50	$0.49	$1.47	$1.42

FFO weighted average common shares and units outstanding:
Common shares for earnings per share — basic	88,207	83,391	88,162	82,227
Participating securities	614	621	604	600
Units	4,217	4,288	4,257	4,360
FFO weighted average common shares, participating securities and units outstanding — basic	93,038	88,300	93,023	87,187
Dilutive common stock equivalents	319	300	310	282
FFO weighted average common shares, participating securities and units outstanding — diluted	93,357	88,600	93,333	87,469

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

During June 2013 certain of our consolidated investments entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of September 30, 2015 and December 31, 2014, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of $6.8 million and $7.0 million, respectively.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2015, we had approximately $411.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the three months ended September 30, 2015 would increase less than $0.1 million based on our outstanding floating-rate debt as of September 30, 2015. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $8.6 million during the nine months ended September 30, 2015.

As of September 30, 2015, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

DCT Industrial Trust Inc.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2015, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

DCT Industrial Operating Partnership LP

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2015, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2015 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*10.1	Employment Agreement, dated October 13, 2015, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2015)
*10.2	Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2015)
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: October 30, 2015	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: October 30, 2015	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: October 30, 2015	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: October 30, 2015	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
Chief Executive Officer

Date: October 30, 2015	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: October 30, 2015	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

*10.1	Employment Agreement, dated October 13, 2015, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2015)
*10.2	Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2015)
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.