Form 10-K
period 2015-12-31
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2016-02-19
CIK 1170991, 1604042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the aggregate market value of the 86.4 million shares of voting and non-voting common stock held by non-affiliates of DCT Industrial Trust Inc. was $2.7 billion based on the closing sale price of $31.44 as reported on the New York Stock Exchange on June 30, 2015. (For this computation, DCT Industrial Trust Inc. has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of DCT Industrial Trust Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of DCT Industrial Trust Inc.) As of February 11, 2016 there were 88,478,210 shares of common stock outstanding. There is no public trading market for the common units of DCT Industrial Operating Partnership LP.  As a result, the aggregate market value of the common units held by non-affiliates of DCT Industrial Operating Partnership LP cannot be determined.

Documents Incorporated by Reference

Portions of DCT Industrial Trust Inc.’s definitive proxy statement to be issued in conjunction with DCT Industrial Trust Inc.’s annual meeting of stockholders to be held May 4, 2016 are incorporated by reference into Part III of this annual report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2015 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of December 31, 2015, DCT owned approximately 95.6% of the outstanding equity interests in the Operating Partnership.

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

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 4.4% of the Operating Partnership were owned by executives and non-affiliated limited partners as of December 31, 2015.

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

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2015, DCT owned approximately 95.6% of the outstanding equity interests in the Operating Partnership.

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

Business Overview

Our portfolio primarily consists of high-quality, bulk distribution and light industrial warehouses. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow our customers’ efficient and flexible use of the buildings. In the future, we intend to continue focusing on properties that exhibit these characteristics in select U.S. markets where we believe we can achieve favorable returns and leverage our local expertise. We seek to maximize growth in earnings and shareholder value within the context of overall economic conditions, primarily through increasing occupancy, rents and operating income at existing properties and acquiring and developing high-quality properties with attractive operating income and value growth prospects. In addition, we will recycle our capital by disposing of non-strategic, lower growth assets and reinvesting the proceeds into newly acquired or developed assets where we believe the returns will be more favorable over time.

As of December 31, 2015, the Company owned interests in approximately 71.1 million square feet of properties leased to approximately 900 customers, including:

●	62.2 million square feet comprising 394 consolidated operating properties, including four buildings totaling 0.8 million square feet classified as held for sale, that were 94.4% occupied;
●	7.5 million square feet comprising 23 unconsolidated properties that were 95.0% occupied and which we operated on behalf of three institutional capital management partners;
●	0.9 million square feet comprising five consolidated properties under redevelopment; and
●	0.5 million square feet comprising three consolidated buildings which are shell-complete and in lease-up and 13 projects under construction.

As of December 31, 2015, our total consolidated portfolio consisted of 402 properties with an average size of 158,000 square feet and an average age of 22 years.

During the year ended December 31, 2015, we acquired 17 buildings. These properties were acquired for a total purchase price of approximately $153.1 million. During the year ended December 31, 2015, we sold 30 consolidated operating properties to third-parties for gross proceeds of approximately $243.4 million. We recognized gains of approximately $77.9 million on the disposition of 28 properties and recognized impairment losses of approximately $2.3 million on the disposition of two properties.

We have a broadly diversified customer base. As of December 31, 2015, our consolidated properties had leases with approximately 900 customers with no single customer accounting for more than 2.1% of the total annualized base rent of our properties. Our ten largest customers occupy approximately 11.5% of our consolidated properties based on square footage and account for approximately 12.1% of our annualized base rent of these properties. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our customers. Furthermore, we are actively engaged in meeting our customers’ expansion and relocation requirements.

Our principal executive office is located at 518 17th Street, Suite 800, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Chicago, Illinois and Newport Beach, California and market offices in Baltimore, Maryland; Cincinnati, Ohio; Dallas, Texas; Houston, Texas; Paramus, New Jersey; Emeryville, California; Orlando, Florida; and Seattle, Washington. Our website address is www.dctindustrial.com.

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

●

Selectively Pursuing New Development. To create value and enhance the quality of our portfolio, we expect to continue developing new assets in select markets where strong tenant demand, rents and vacancy levels demonstrate the need for new construction at returns that make sense for the Company. During 2015, we acquired ten land parcels for future development totaling approximately 271.9 acres. As of December 31, 2015, we also stabilized ten development buildings totaling 3.0 million square feet, have three buildings that are shell-complete totaling 0.5 million square feet and have 13 projects under construction, which are partially leased, totaling approximately 4.0 million square feet. Twelve of the buildings under construction are projected to be completed during 2016 and the remaining building under construction is projected to be completed during the first quarter of 2017.

●

Profitably Acquiring Properties. We seek to acquire properties that meet our asset, location and financial criteria at prices and potential returns which we believe are attractive. We have selected certain markets and sub-markets where we focus our efforts on identifying buildings to acquire.

●

Recycling Capital. We intend to selectively dispose of non-strategic assets and redeploy the proceeds into higher growth acquisition and development opportunities. In 2015, we sold 30 consolidated non-strategic operating properties for gross proceeds of approximately $243.4 million. The proceeds have been designated for deployment into higher growth assets.

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

Our Competitive Strengths

We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties through the following competitive strengths:

●

High-Quality Industrial Property Portfolio. Our portfolio of industrial properties primarily consists of high-quality bulk distribution facilities in high volume leasing markets.  Our properties are specifically designed to meet the warehousing needs of local, regional and national companies. The majority of our properties are readily divisible to take advantage of re-tenanting opportunities. We believe that our concentration of high-quality bulk distribution properties provides us with a competitive advantage in attracting and retaining distribution users across the markets in which we operate.

●

Experienced and Committed Management Team. Our executive management team collectively has an average of nearly 29 years of commercial real estate experience and 18 years of industrial real estate experience. Additionally, our executive management team has extensive public company operating experience.

●

Strong Operating Platform. We have a team of approximately 90 experienced transaction and property management professionals working in 12 regional offices to maximize market opportunities through local expertise, presence and relationships. We believe successfully meeting the needs of our customers and anticipating and responding to market opportunities will result in achieving superior returns from our properties as well as through the sourcing of new acquisitions and development opportunities.

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

●

Proven Acquisition and Disposition Capabilities. The Company has extensive experience in acquiring industrial real estate, including both smaller transactions as well as larger portfolio acquisitions. Our local market teams are an important advantage in sourcing potential marketed as well as off-market transactions. The average size of our acquisitions since 2012 is $14.3 million, demonstrating our ability to access a significant pipeline of smaller acquisitions. Further, consistent with our capital recycling strategy, we have disposed of a cumulative $1.9 billion of real estate investments since inception.

●

Strong Industry Relationships. We believe that our extensive network of industry relationships with the brokerage and investor communities will allow us to execute successfully our development, acquisition and capital recycling strategies. These relationships augment our ability to source acquisitions in off-market transactions outside of competitive marketing processes, capitalize on development opportunities and capture repeat business and transaction activity. Our strong relationships with local and nationally focused brokers aids in attracting and retaining customers.

●

Capital Structure. Our capital structure provides us with sufficient financial flexibility and capacity to fund future growth. As of December 31, 2015, we had $326.5 million available under our senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.  As of December 31, 2015, 349 of our consolidated properties with a gross book value of $3.5 billion were unencumbered.

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

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we subjected a majority of the properties we have acquired, including land, to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See “Item 1A. Risk Factors” for additional information.

Employees

As of December 31, 2015, we had 143 full-time employees.

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

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. We have significant holdings in the following markets of our consolidated portfolio: Atlanta, Baltimore/Washington D.C., Chicago, Cincinnati, Dallas, Denver, Houston, Indianapolis, Miami, Nashville, New Jersey, Northern California, Orlando, Pennsylvania, Phoenix, Seattle and Southern California. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Although continuously reviewed, the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, misrepresentations or a failure to follow such controls by an employee and could result in a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, spoofed e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have significantly increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, provide appropriate training to our employees, and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in the loss, theft or misappropriation of our property; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

RISKS RELATED TO CONFLICTS OF INTEREST

Our UPREIT structure may result in potential conflicts of interest.

As of December 31, 2015, we owned 95.6% of the units of limited partnership interest in our operating partnership, or OP Units, certain unaffiliated limited partners owned 3.8% of the OP Units and certain of our officers and directors, owned the remaining 0.6% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

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

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions could restrict our ability to sell a property and could affect cash available for distributions to our stockholders, or limit our ability to take other actions that could otherwise be in the best interest of our stockholders.

A property may incur a vacancy either by the continued default of a customer under its lease or the expiration of one of our leases. We have significant lease expirations in 2016, as outlined in “Item 2, Properties—Lease Expirations.” In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. We may have difficulty obtaining a new customer for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because of vacancy.

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

The terms of our bank unsecured credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2015, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

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

●	change our investment strategy and enter into new lines of business that are different from, and possibly riskier than, the investments and businesses described elsewhere in this document;
●	direct our resources toward investments that do not ultimately appreciate over time;
●	change creditworthiness standards with respect to third-party customers; and
●	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we may dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

Foreign investors may be subject to the Foreign Investment Real Property Tax Act, or FIRPTA, which would impose tax on certain distributions and on the sale of common stock if we are unable to qualify as a “domestically controlled” REIT or if our stock is not considered to be regularly traded on an established securities market.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% of the value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a person’s sale of stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. holder held 10% or less of our outstanding stock of that class at all times during a specified testing period. If we were to fail to so qualify as a domestically controlled qualified investment entity and our common stock were to fail to be “regularly traded,” gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity. Additionally, any distributions we make to our non-U.S. stockholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholdings, unless the recipient non-U.S. stockholder has not owned more than 10% of our common stock at any time during the year preceding the distribution and our common stock is treated as being “regularly traded”.

Congress has introduced legislation that, if enacted, could cause our operating partnership to be taxable as a corporation for U.S. federal income tax purposes under the publicly traded partnership rules.

Congress has considered legislative proposals to treat all or part of certain income allocated to a partner by a partnership in respect of certain services provided to or for the benefit of the partnership (“carried interest revenue”) as ordinary income for U.S. federal income tax purposes. While more recent proposals would not adversely affect the character of the income for purposes of the REIT qualification tests, it is not clear what form any such final legislation would take. Additionally, while the more recent proposals purport to treat carried interest revenue as qualifying income of certain operating partnerships of publicly-traded REITs for purposes of the “qualifying income” exception to the publicly-traded partnership rules, our operating partnership may not qualify under this exception in the proposed legislation. As a result, the proposed legislation, if enacted, could cause our operating partnership to be taxable as a corporation for U.S. federal income tax purposes if it is a publicly-traded partnership and the amount of any such carried interest revenue plus any other non-qualifying income earned by our operating partnership exceeds 10% of its gross income in any taxable year.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Geographic Distribution

The following table presents the geographic diversification of our consolidated properties as of December 31, 2015:

Markets	Number of Buildings	Square Feet	Percentage of Total Square Feet	Occupancy Percentage(1)	Annualized Base Rent(2) (3)		Percentage of Total Annualized Base Rent
CONSOLIDATED OPERATING:		(in thousands)			(in thousands)
Atlanta	34	6,309	9.9%	98.0%	$18,349		7.2%
Baltimore/Washington D.C.	17	2,009	3.1%	96.9%	11,991		4.7%
Charlotte	1	472	0.7%	100.0%	1,698		0.7%
Memphis	2	1,385	2.2%	100.0%	3,702		1.5%
Miami	11	1,437	2.3%	100.0%	10,129		4.0%
Nashville	4	2,064	3.2%	87.9%	5,798		2.3%
New Jersey	8	1,313	2.1%	100.0%	7,473		2.9%
Orlando	21	1,962	3.1%	100.0%	7,589		3.0%
Pennsylvania	13	3,038	4.8%	94.6%	12,133		4.8%
East Segment Subtotal	111	19,989	31.4%	97.0%	78,862		31.1%
Chicago	37	8,263	13.0%	90.4%	28,836		11.4%
Cincinnati	29	2,942	4.6%	97.9%	10,674		4.2%
Dallas	38	5,518	8.7%	96.7%	17,785		7.0%
Houston	39	4,434	7.0%	93.6%	23,627		9.3%
Indianapolis	5	1,667	2.6%	66.9%	4,075		1.6%
Louisville	2	806	1.3%	92.2%	2,507		1.0%
Central Segment Subtotal	150	23,630	37.2%	91.8%	87,504		34.5%
Denver	7	969	1.5%	100.0%	4,288		1.6%
Northern California	29	4,075	6.4%	95.5%	22,662		8.9%
Phoenix	25	2,616	4.1%	97.5%	11,083		4.4%
Seattle	26	3,263	5.1%	88.8%	14,433		5.7%
Southern California(4)	46	7,673	12.1%	95.5%	33,775		13.3%
West Segment Subtotal	133	18,596	29.2%	94.8%	86,241		33.9%
Total/weighted average – operating properties	394	62,215	97.8%	94.4%	252,607		99.5%

DEVELOPMENT PROPERTIES:
Houston	1	320	0.5%	0.0%	-		0.0%
Miami(5)	1	54	0.1%	0.0%	-		0.0%
Seattle	1	79	0.1%	31.8%	-		0.0%
Total/weighted average – development properties	3	453	0.7%	5.6%	-		0.0%

REDEVELOPMENT PROPERTIES:
Chicago	2	423	0.7%	53.2%	1,230		0.5%
Dallas	1	63	0.1%	0.0%	-		0.0%
Northern California	1	294	0.5%	0.0%	-		0.0%
Seattle	1	102	0.2%	0.0%	-		0.0%
Total/weighted average – redevelopment properties	5	882	1.5%	25.5%	1,230		0.5%

Total/weighted average – consolidated properties	402	63,550	100.0%	92.8%	$253,837	(6)	100.0%

(See footnote definitions on next page)

The following table presents the geographic diversification of our investments in unconsolidated properties as of December 31, 2015:

Markets	Number of Buildings	Percent Owned(7)	Square Feet	Percentage of Total Square Feet	Occupancy Percentage(1)	Annualized Base Rent(2)	Percentage of Total Annualized Base Rent
UNCONSOLIDATED OPERATING PROPERTIES:			(in thousands)			(in thousands)
Southern California Logistics Airport(8)	6	50.0%	2,160	28.8%	99.5%	$8,232	31.2%
Total/weighted average – unconsolidated operating properties	6	50.0%	2,160	28.8%	99.5%	8,232	31.2%

OPERATING PROPERTIES IN CO-INVESTMENT VENTURES:
Chicago	2	20.0%	1,033	13.8%	72.8%	3,004	11.4%
Cincinnati	1	20.0%	543	7.2%	100.0%	1,710	6.4%
Dallas	1	20.0%	540	7.2%	100.0%	1,761	6.7%
Denver	5	20.0%	772	10.3%	100.0%	4,000	15.1%
Louisville	4	10.0%	736	9.8%	88.5%	1,762	6.7%
Nashville	2	20.0%	1,020	13.6%	100.0%	2,813	10.6%
Orlando	2	20.0%	696	9.3%	100.0%	3,138	11.9%
Total/weighted average – co-investment operating properties	17	18.6%	5,340	71.2%	93.1%	18,188	68.8%
Total/weighted average – unconsolidated properties	23	27.7%	7,500	100.0%	95.0%	$26,420	100.0%

(1)	Based on leases commenced as of December 31, 2015.
(2)	Annualized base rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2015, multiplied by 12.
(3)	Excludes total annualized base rent of $0.7 million from one property that will be demolished for the development of a 172,000 square foot build-to-suit.
(4)	As of December 31, 2015, our ownership interest in the Southern California properties was 94.5% based on our equity ownership weighted by square feet.
(5)	During November 2015, DCT acquired one building totaling 54,000 square feet that was shell-complete. The building is classified as a property under development as of December 31, 2015.
(6)	Excludes total annualized base rent associated with tenants currently in free rent periods of $15.7 million based on the first month of cash base rent.
(7)	Percent owned is based on equity ownership weighted by square feet.
(8)

Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

Indebtedness

As of December 31, 2015, 53 of our 402 consolidated properties, with a combined gross book value of approximately $0.6 billion, were encumbered by mortgage indebtedness totaling $206.9 million (excluding net premiums and net deferred loan costs). See “Notes to Consolidated Financial Statements, Note 6 – Outstanding Indebtedness” and the accompanying Schedule III beginning on page F-48 for additional information.

Lease Expirations

Our industrial properties are leased to customers for terms generally ranging from 3 to 10 years with a weighted average remaining term of approximately 3.9 years as of December 31, 2015.  Following is a schedule of expiring leases for our consolidated properties by square feet and by annualized minimum base rent as of December 31, 2015, assuming no exercise of lease renewal option, if any:

Year	Square Feet Related to Expiring Leases	Percentage of Total Square Feet(1)	Annualized Base Rent of Expiring Leases(2)	Percentage of Total Annualized Base Rent
	(in thousands)		(in thousands)
2016(3)	7,474	12.7%	$34,872	11.6%
2017	9,458	16.0%	40,194	13.4%
2018	7,861	13.3%	37,059	12.4%
2019	8,973	15.2%	39,234	13.0%
2020	7,621	12.9%	42,517	14.2%
2021	5,873	10.0%	35,997	12.0%
2022	3,614	6.1%	20,244	6.8%
2023	3,572	6.1%	19,990	6.7%
2024	1,649	2.8%	9,811	3.3%
2025	1,719	2.9%	9,874	3.3%
Thereafter	1,152	2.0%	9,918	3.3%
Total occupied	58,966	100.0%	$299,710	100.0%
Available or leased but not occupied	4,584
Total consolidated properties	63,550

(1)	Percentage is based on consolidated occupied square feet as of December 31, 2015.
(2)	Annualized base rent includes contractual rents in effect at the date of expiration.
(3)	Includes month-to-month leases.

Customer Diversification

As of December 31, 2015, there were no customers that occupied more than 2.1% of our consolidated properties based on annualized base rent. The following table presents our 10 largest customers, based on annualized base rent as of December 31, 2015, who occupy a combined 7.3 million square feet or 11.5% of our consolidated properties.

Percentage of Annualized
Customer	Base Rent
Distributions Alternatives, Inc.	2.1%
Ozburn-Hessey Logistics, L.L.C	1.7%
Schenker, Inc.	1.3%
The Clorox Company	1.1%
The Glidden Company	1.1%
YRC, LLC	1.0%
Kellogg Company	1.0%
Bridgestone Corporation	1.0%
Kaiser Foundation Hospitals	0.9%
Deutsche Post World Net (DHL)	0.9%
Total	12.1%

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

Industry Diversification

The table below presents the diversification of our consolidated portfolio by the industry classification of our customers based upon their NAICS code as of December 31, 2015 (dollar amounts and square feet in thousands):

	Number of Leases	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent	Occupied Square Feet(2)	Percentage of Total Occupied Square Feet
Manufacturing	298	$90,645	35.7%	20,927	35.5%
Wholesale Trade	199	41,029	16.2%	10,067	17.1%
Transportation and Warehousing	139	52,273	20.6%	12,512	21.2%
Retail Trade	85	19,243	7.6%	5,407	9.2%
Professional, Scientific, and Technical Services	66	16,851	6.6%	3,760	6.4%
Administrative Support and Waste Management Services	41	7,854	3.1%	1,933	3.3%
Media and Information	23	5,875	2.3%	778	1.3%
Rental Companies	20	4,221	1.7%	658	1.1%
Health Care and Social Assistance	7	4,603	1.8%	730	1.2%
Other	74	11,243	4.4%	2,194	3.7%
Total	952	$253,837	100.0%	58,966	100.0%

(1)	Annualized base rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2015, multiplied by 12.
(2)	Based on leases commenced as of December 31, 2015.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

DCT

Common Stock Market Prices

Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “DCT”. The following table presents the high and low sales prices during periods presented:

Quarter Ended in 2015	High	Low
December 31,	$38.70	$33.50
September 30,	$35.42	$31.08
June 30,	$35.36	$31.36
March 31,	$38.82	$33.49

Quarter Ended in 2014	High	Low
December 31,	$36.88	$29.40
September 30,	$32.84	$29.44
June 30,	$33.04	$30.16
March 31,	$32.16	$27.52

On February 11, 2016 the closing price of our common stock was $34.09 per share, as reported on the NYSE and there were 88,478,210 shares of common stock outstanding, held by approximately 1,650 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Distribution Policy

We intend to continue to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law requires that a REIT distribute with respect to each year at least 90% of its annual REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will not be required to make distributions with respect to income derived from the activities conducted through our taxable REIT subsidiaries that is not distributed to us. To the extent our taxable REIT subsidiaries’ income is not distributed and is instead reinvested in the operations of these entities, the value of our equity interest in our taxable REIT subsidiaries will increase. The aggregate value of the securities that we hold in our taxable REIT subsidiaries may not exceed 25% (20% for tax years beginning after December 31, 2017, in accordance with the PATH Act discussed below) of the total value of our gross assets. Distributions from our taxable REIT subsidiaries to us will qualify for the 95% gross income test but will not qualify for the 75% gross income test.

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

We anticipate that, for U.S. federal income tax purposes, distributions (including certain part cash, part stock distributions) generally will be taxable to our stockholders and unitholders as ordinary income, although some portion of our distributions may constitute ordinary income, capital gains or a return of capital. The tax characterization of dividends paid on our common stock and OP units for 2015, 2014 and 2013 is as follows (refer to our website for more information on the taxability of our dividends):

	2015	2014	2013
Ordinary income	84.3%	68.9%	54.9%
Return of capital	6.9%	10.8%	37.9%
Capital gains	8.8%	20.3%	7.2%

The following table presents the distributions that have been declared by our board of directors on our common stock during the fiscal years ended December 31, 2015 and 2014:

Amount Declared During Quarter Ended in 2015:	Per Share	Date Paid
December 31,	$0.29	January 7, 2016
September 30,	0.28	October 14, 2015
June 30,	0.28	July 15, 2015
March 31,	0.28	April 15, 2015
Total 2015	$1.13

Amount Declared During Quarter Ended in 2014:	Per Share	Date Paid
December 31,	$0.28	January 10, 2015
September 30,	0.28	October 15, 2014
June 30,	0.28	July 16, 2014
March 31,	0.28	April 16, 2014
Total 2014	$1.12

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

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
DCT Industrial Trust Inc.	$100.00	$101.93	$135.07	$154.26	$199.69	$216.30
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
MSCI US REIT Index	$100.00	$108.69	$128.00	$131.17	$171.01	$175.32
FTSE NAREIT Equity Industrial Index	$100.00	$108.29	$127.85	$131.01	$170.49	$175.94

Note: The graph covers the period from December 31, 2010 to December 31, 2015 and assumes that $100 was invested in DCT Industrial Trust Inc. common stock and in each index on December 31, 2010 and that all dividends were reinvested.

Operating Partnership

OP Unit Market Prices and Dividends

There is no established public market for our OP Units.  On February 11, 2016 there were 4,266,944 OP Units outstanding, held by approximately 250 holders of record.

The following table presents the distributions that have been declared by our board of directors on OP Units outstanding during the fiscal years ended December 31, 2015 and 2014:

Amount Declared During Quarter Ended in 2015:	Per Unit	Date Paid
December 31,	$0.29	January 7, 2016
September 30,	0.28	October 14, 2015
June 30,	0.28	July 15, 2015
March 31,	0.28	April 15, 2015
Total 2015	$1.13

Amount Declared During Quarter Ended in 2014:	Per Unit	Date Paid
December 31,	$0.28	January 10, 2015
September 30,	0.28	October 15, 2014
June 30,	0.28	July 16, 2014
March 31,	0.28	April 16, 2014
Total 2014	$1.12

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

During the three months and year ended December 31, 2015, approximately 0.2 million and 0.3 million OP Units were redeemed for approximately $2.6 million and $4.4 million in cash and approximately 0.1 million and 0.2 million shares of DCT common stock, respectively.

Supplemental Tax Disclosures - Updates to REIT Rules

The “Protecting Americans from Tax Hikes Act of 2015” (the “PATH Act”) was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation, which are briefly summarized below:

•

For taxable years beginning before January 1, 2018, no more than 25% of the value of our assets may consist of stock or securities of one or more TRSs.  For taxable years beginning after December 31, 2017, the Act reduces this limit to 20%.

•

For purposes of the REIT asset tests, the PATH Act provides that debt instruments issued by publicly offered REITs will constitute “real estate assets.”  However, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of the 75% gross income test and (ii) all such debt instruments may represent no more than 25% of the value of our total assets.

•

For taxable years beginning after December 31, 2015, certain obligations secured by a mortgage on both real property and personal property will be treated as a qualifying real estate asset and give rise to qualifying income for purposes of the 75% gross income test if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property.

•

A 100% excise tax is imposed on “redetermined TRS service income,” which is income of a TRS attributable to services provided to, or on behalf of its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Code.

•	For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer to apply to us.
•

Additional exceptions to the rules under the Foreign Investment in Real Property Act (“FIRPTA”) were introduced for non-U.S. persons that constitute “qualified shareholders” (within the meaning of Section 897(k)(3) of the Code) or “qualified foreign pension funds” (within the meaning of Section 897(l)(2) of the Code).

•	After February 16, 2016, the FIRPTA withholding rate under Section 1445 of the Code for dispositions of U.S. real property interests is increased from 10% to 15%.
•

The PATH Act increases from 5% to 10% the maximum stock ownership of the REIT that a non-U.S. shareholder may have held to avail itself of the FIRPTA exception for shares regularly traded on an established securities market.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial and other information of DCT and the Operating Partnership as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The financial data in the table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

DCT

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Rental revenues	$353,091	$334,787	$286,218	$236,839	$211,536
Total revenues	$354,697	$336,526	$289,005	$240,898	$215,827
Rental expenses and real estate taxes	$92,214	$94,310	$80,025	$66,390	$61,367
Property net operating income(1)	$260,877	$240,477	$206,193	$170,449	$150,169
Total operating expenses	$284,672	$277,688	$237,741	$200,972	$189,951
Income (loss) from continuing operations	$102,965	$46,531	$(9,251)	$(28,540)	$(42,503)
Income from discontinued operations	$-	$5,717	$26,723	$11,800	$13,660
Gain on dispositions of real estate interests	$77,871	$39,671	$-	$-	$-
Net income (loss) attributable to common stockholders	$94,048	$49,164	$15,870	$(15,086)	$(25,250)

Earnings per Common Share – Basic:
Income (loss) from continuing operations	$1.06	$0.52	$(0.13)	$(0.41)	$(0.62)
Income from discontinued operations	-	0.06	0.33	0.17	0.20
Net income (loss) attributable to common stockholders	$1.06	$0.58	$0.20	$(0.24)	$(0.42)

Earnings per Common Share – Diluted:
Income (loss) from continuing operations	$1.05	$0.52	$(0.13)	$(0.41)	$(0.62)
Income from discontinued operations	-	0.06	0.33	0.17	0.20
Net income (loss) attributable to common stockholders	$1.05	$0.58	$0.20	$(0.24)	$(0.42)

Weighted Average Common Shares Outstanding:
Basic	88,182	83,280	74,692	63,708	60,648
Diluted	88,514	83,572	74,692	63,708	60,648

Amounts Attributable to Common Stockholders:
Income (loss) from continuing operations(2)	$94,048	$43,730	$(9,250)	$(25,896)	$(37,621)
Income from discontinued operations	-	5,434	25,120	10,810	12,371
Net income (loss) attributable to common stockholders	94,048	49,164	15,870	(15,086)	(25,250)
Distributed and undistributed earnings allocated to participating securities	(678)	(677)	(692)	(524)	(443)
Adjusted net income (loss) attributable to common stockholders	$93,370	$48,487	$15,178	$(15,610)	$(25,693)

Common Share Distributions:
Common share cash distributions, declared	$99,686	$94,227	$85,079	$73,200	$68,789
Common share cash distributions, declared per share	$1.13	$1.12	$1.12	$1.12	$1.12

Other Data:
Consolidated operating square feet	62,215	61,976	61,896	58,132	58,099
Consolidated operating buildings	394	393	395	399	408
Total consolidated buildings square feet	63,550	64,201	63,172	61,410	58,255
Total consolidated buildings	402	406	400	409	409

(See footnote definitions on page 34)

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Net investment in real estate	$3,480,236	$3,351,263	$3,141,877	$2,910,613	$2,711,027
Total assets	$3,632,355	$3,445,721	$3,258,967	$3,053,192	$2,788,715
Senior unsecured notes	$1,276,097	$1,117,253	$1,115,925	$1,021,487	$931,065
Mortgage notes	$210,375	$248,979	$290,446	$316,820	$317,135
Total liabilities	$1,763,198	$1,580,305	$1,591,775	$1,579,633	$1,384,600
Cash Flow Data:
Net cash provided by operating activities	$200,508	$169,994	$152,893	$118,956	$106,966
Net cash used in investing activities	$(218,485)	$(259,627)	$(301,058)	$(299,138)	$(177,823)
Net cash provided by financing activities	$16,758	$77,038	$167,695	$180,044	$66,845
Funds From Operations:(3)
Net income (loss) attributable to common stockholders	$94,048	$49,164	$15,870	$(15,086)	$(25,250)
Adjustments:
Real estate related depreciation and amortization	156,010	148,992	137,120	126,687	128,989
Equity in (earnings) losses of unconsolidated joint ventures, net	(7,273)	(6,462)	(2,405)	(1,087)	2,556
Equity in FFO of unconsolidated joint ventures	9,902	10,804	10,152	10,312	4,732
Impairment losses on depreciable real estate	2,285	5,767	13,279	11,422	10,160
Gain on business combination	-	(1,000)	-	-	-
Gain on dispositions of real estate interests	(77,871)	(45,199)	(33,650)	(13,383)	(12,030)
Gain on dispositions of non-depreciable real estate	-	98	31	-	-
Noncontrolling interest in the operating partnership’s share of the above adjustments	(4,487)	(6,300)	(8,211)	(12,522)	(14,252)
FFO attributable to unitholders	8,274	8,106	8,437	9,743	9,901
FFO attributable to common stockholders and unitholders – basic and diluted(3)	180,888	163,970	140,623	116,086	104,806
Adjustments:
Acquisition costs	1,943	3,011	3,578	1,975	1,902
Severance costs	3,558	-	-	-	-
FFO, as adjusted, attributable to common stockholders and unitholders – basic and diluted	$186,389	$166,981	$144,201	$118,061	$106,708
FFO per common share and unit – basic	$1.95	$1.86	$1.76	$1.66	$1.56
FFO per common share and unit – diluted	$1.94	$1.85	$1.75	$1.65	$1.55

FFO as adjusted, per common share and unit – basic	$2.00	$1.89	$1.80	$1.69	$1.58
FFO as adjusted, per common share and unit – diluted	$2.00	$1.89	$1.80	$1.68	$1.58

FFO weighted average common shares and units outstanding:
Common shares	88,182	83,280	74,692	63,708	60,648
Participating securities	560	605	616	474	400
Units	4,227	4,331	4,770	5,840	6,328
FFO weighted average common shares, participating securities and units outstanding – basic	92,969	88,216	80,078	70,022	67,376
Dilutive common stock equivalents	332	292	223	156	112
FFO weighted average common shares and units outstanding – diluted	93,301	88,508	80,301	70,178	67,488

(See footnote definitions on page 34)

DCT Operating Partnership

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Rental revenues	$353,091	$334,787	$286,218	$236,839	$211,536
Total revenues	$354,697	$336,526	$289,005	$240,898	$215,827
Rental expenses and real estate taxes	$92,214	$94,310	$80,025	$66,390	$61,367
Property net operating income(1)	$260,877	$240,477	$206,193	$170,449	$150,169
Total operating expenses	$284,672	$277,688	$237,741	$200,972	$189,951
Income (loss) from continuing operations	$102,965	$46,531	$(9,251)	$(28,540)	$(42,503)
Income from discontinued operations	$-	$5,717	$26,723	$11,800	$13,660
Gain on dispositions of real estate interests	$77,871	$39,671	$-	$-	$-
Net income (loss) attributable to OP Unitholders	$98,556	$51,722	$16,883	$(16,468)	$(27,885)

Earnings per OP Unit – Basic:
Income (loss) from continuing operations	$1.06	$0.52	$(0.13)	$(0.41)	$(0.62)
Income from discontinued operations	0.00	0.06	0.33	0.17	0.20
Net income (loss) attributable to OP Unitholders	$1.06	$0.58	$0.20	$(0.24)	$(0.42)

Earnings per OP Unit – Diluted:
Income (loss) from continuing operations	$1.06	$0.52	$(0.13)	$(0.41)	$(0.62)
Income from discontinued operations	0.00	0.06	0.33	0.17	0.20
Net income (loss) attributable to OP Unitholders	$1.06	$0.58	$0.20	$(0.24)	$(0.42)

Weighted Average OP Units Outstanding:
Basic	92,409	87,611	79,462	69,547	66,975
Diluted	92,741	87,903	79,462	69,547	66,975

Amounts Attributable to OP Unitholders:
Income (loss) from continuing operations(2)	$98,556	$46,005	$(9,840)	$(28,268)	$(41,545)
Income from discontinued operations	-	5,717	26,723	11,800	13,660
Net income (loss) attributable to OP Unitholders	98,556	51,722	16,883	(16,468)	(27,885)
Distributed and undistributed earnings allocated to participating securities	(678)	(677)	(692)	(524)	(443)
Adjusted net income (loss) attributable to OP Unitholders	$97,878	$51,045	$16,191	$(16,992)	$(28,328)

OP Units Distributions:
OP Unit cash distributions, declared	$104,432	$98,954	$90,352	$79,459	$75,849
OP Unit cash distributions, declared per unit	$1.13	$1.12	$1.12	$1.12	$1.12

Other Data:
Consolidated operating square feet	62,215	61,976	61,896	58,132	58,099
Consolidated operating buildings	394	393	395	399	408
Total consolidated buildings square feet	63,550	64,201	63,172	61,410	58,255
Total consolidated buildings	402	406	400	409	409

(See footnote definitions on page 34)

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Net investment in real estate	$3,480,236	$3,351,263	$3,141,877	$2,910,613	$2,711,027
Total assets	$3,632,355	$3,445,721	$3,258,967	$3,053,192	$2,788,715
Senior unsecured notes	$1,276,097	$1,117,253	$1,115,925	$1,021,487	$931,065
Mortgage notes	$210,375	$248,979	$290,446	$316,820	$317,135
Total liabilities	$1,763,198	$1,580,305	$1,591,775	$1,579,633	$1,384,600
Cash Flow Data:
Net cash provided by operating activities	$200,508	$169,994	$152,893	$118,956	$106,966
Net cash used in investing activities	$(218,485)	$(259,627)	$(301,058)	$(299,138)	$(177,823)
Net cash provided by financing activities	$16,758	$77,038	$167,695	$180,044	$66,845
Funds From Operations:(3)
Net income (loss) attributable to OP Unitholders	$98,556	$51,722	$16,883	$(16,468)	$(27,885)
Adjustments:
Real estate related depreciation and amortization	156,010	148,992	137,120	126,687	128,989
Equity in (earnings) losses of unconsolidated joint ventures, net	(7,273)	(6,462)	(2,405)	(1,087)	2,556
Equity in FFO of unconsolidated joint ventures	9,902	10,804	10,152	10,312	4,732
Impairment losses on depreciable real estate	2,285	5,767	13,279	11,422	10,160
Gain on business combination	-	(1,000)	-	-	-
Gain on dispositions of real estate interests	(77,871)	(45,199)	(33,650)	(13,383)	(12,030)
Gain on dispositions of non-depreciable real estate	-	98	31	-	-
Noncontrolling interest in the operating partnership’s share of the above adjustments	(721)	(752)	(787)	(1,397)	(1,716)
FFO attributable to OP Unitholders – basic and diluted(3)	180,888	163,970	140,623	116,086	104,806
Adjustments:
Acquisition costs	1,943	3,011	3,578	1,975	1,902
Severance costs	3,558	-	-	-	-
FFO, as adjusted, attributable to OP Unitholders – basic and diluted	$186,389	$166,981	$144,201	$118,061	$106,708
FFO per OP unit – basic	$1.95	$1.86	$1.76	$1.66	$1.56
FFO per OP unit – diluted	$1.94	$1.85	$1.75	$1.65	$1.55

FFO as adjusted, per OP Unit – basic	$2.00	$1.89	$1.80	$1.69	$1.58
FFO as adjusted, per OP Unit – diluted	$2.00	$1.89	$1.80	$1.68	$1.58

FFO weighted average OP Units outstanding:
OP Units	92,409	87,611	79,462	69,548	66,976
Participating securities	560	605	616	474	400
FFO weighted average OP Units and participating securities – basic	92,969	88,216	80,078	70,022	67,376
Dilutive unit equivalents	332	292	223	156	112
FFO weighted average OP Units outstanding – diluted	93,301	88,508	80,301	70,178	67,488

(See footnote definitions on page 34)

The following table is a reconciliation of our property net operating income, or NOI, to our reported “Income (Loss) From Continuing Operations” (in thousands):

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Property NOI(1)	$260,877	$240,477	$206,193	$170,449	$150,169
Institutional capital management and other fees	1,606	1,739	2,787	4,059	4,291
Impairment losses on investments in unconsolidated joint ventures	-	-	-	-	(1,953)
Casualty and involuntary conversion gain	414	328	296	1,174	-
Gain on dispositions of real estate interests	77,871	39,671	-	-	-
Gain on business combination	-	1,000	-	-	-
Development profit, net of taxes	2,627	2,016	268	307	-
Impairment losses	(2,285)	(5,635)	-	-	-
Real estate related depreciation and amortization	(156,010)	(148,992)	(130,002)	(109,993)	(103,333)
General and administrative	(34,577)	(29,079)	(28,010)	(25,763)	(25,251)
Equity in earnings (losses) of unconsolidated joint ventures, net	7,273	6,462	2,405	1,087	(2,556)
Interest expense	(54,055)	(63,236)	(63,394)	(69,274)	(63,645)
Interest and other income (expense)	(40)	1,563	274	85	(93)
Income tax benefit (expense) and other taxes	(736)	217	(68)	(671)	(132)
Income (loss) from continuing operations	$102,965	$46,531	$(9,251)	$(28,540)	$(42,503)

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
(3)

DCT Industrial believes that net income (loss) attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure. However, DCT Industrial considers funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental non-GAAP measure of DCT Industrial’s operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive DCT Industrial’s pro rata share of FFO of unconsolidated joint ventures. We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO. Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. We also present FFO excluding severance costs, acquisition costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO excluding severance costs, acquisition costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results. Readers should note that FFO captures neither the changes in the value of DCT Industrial’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of DCT Industrial’s properties, all of which have real economic effect and could materially impact DCT Industrial’s results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, DCT Industrial’s FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income (loss) as a measure of DCT Industrial’s performance.

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2015, DCT owned approximately 95.6% of the outstanding equity interests in the Operating Partnership.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 34, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

●	maximize cash flows from existing properties;
●	deploy capital into quality acquisitions and development opportunities which meet our asset, location and financial criteria; and
●	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.

Outlook

We seek to maximize long-term earnings growth and value within the context of overall economic conditions, primarily through increasing occupancy, rents and operating income at existing properties and developing and acquiring high-quality properties with attractive operating income and value growth prospects. Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce and U.S. based manufacturing. We expect moderate economic growth to continue through 2016, which should result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.

In response to positive net absorption and lower market vacancy levels, rental rates are increasing in most of our markets. Rental concessions, such as free rent, have also declined in all markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2016 to be higher than the rates on expiring leases.

New development has begun to increase in many markets where fundamentals have improved, however construction remains below current levels of net absorption in most markets and below historical peak levels. We expect that the operating environment will continue to be favorable for owners and developers given our favorable outlook for strong market occupancy levels and rental rate growth.

We expect same store net operating income to be higher in 2016 than it was in 2015, primarily as a result of higher occupancy in 2016 and the impact of increasing rental rates on leases signed in 2016 compared to expiring leases.

In terms of capital investment, we will pursue the selective development of new buildings and the opportunistic acquisition of buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

We anticipate continuing to selectively dispose of non-strategic assets to fund our investment in new development and acquisitions in an effort to enhance long-term growth in net asset value, earnings and cash flows as well as to enhance the overall quality of our portfolio.

We anticipate having sufficient liquidity to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new common shares, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.

Inflation

The U.S. economy has experienced low inflation over the past several years and as a result, inflation has not had a significant impact on our business. Moreover, most of our leases require the customers to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, most of our leases expire within five years which enables us to replace existing leases with new leases at then-existing market rates. While slowing global growth has the potential to dampen demand for distribution space, we have not yet seen any indications of this reduced demand.

Summary of Significant Transactions and Activities During 2015

Significant transactions for the year ended December 31, 2015

●	Acquisitions
●

During the year ended December 31, 2015, we acquired 17 buildings comprising 2.4 million square feet in the Atlanta, Dallas, Denver, Houston, Miami, Northern California, Phoenix and Seattle markets for a total purchase price of approximately $153.1 million. Weighted average occupancy upon the acquisition of the properties was 75.7%.

●

Additionally, during the year ended December 31, 2015, we acquired 271.9 acres of land in the Atlanta, Baltimore/Washington D.C., Chicago, Dallas, Miami, Northern California and Orlando markets for approximately $54.9 million that are held for future development. Additionally, during the year ended December 31, 2015, we acquired a parking lot located in a business park where we own several buildings.

●	Development Activities
●

As of December 31, 2015, construction was shell-complete on three buildings totaling 0.5 million square feet in the Houston, Miami and Seattle markets.  During the twelve months ended December 31, 2015, we stabilized ten buildings totaling 3.0 million square feet.  Additionally, we recognized development profit, net of taxes, of approximately $2.6 million related to the sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties.

The table below reflects a summary of development activities as of December 31, 2015:

Project	Market	Acres	Number of Buildings	Square Feet	Percentage Owned		Cumulative Costs at 12/31/2015	Projected Investment	Completion Date(1)	Percentage Leased(2)
				(in thousands)			(in thousands)	(in thousands)
Consolidated Development Activities:

Development Projects in Lease Up(3)
DCT Northwest Crossroads Logistics Centre II	Houston	18	1	320	100%		$16,768	$23,417	Q2-2015	59%
DCT Fife 45 North	Seattle	5	1	79	100%		7,038	7,880	Q1-2015	77%
	Sub Total	23	2	399	100%		$23,806	$31,297		62%
Under Construction
DCT Fairburn	Atlanta	75	1	1,037	100%		$42,636	$52,938	Q1-2016	100%
DCT Downs Park Building A (4)	Baltimore/Washington D.C.	13	1	149	100%		18,741	25,879	Q2-2016	100%
DCT Downs Park Building B (4)	Baltimore/Washington D.C.	13	1	149	100%		20,981	25,770	Q1-2016	100%
DCT O'Hare Logistics Center	Chicago	7	1	113	100%		10,587	13,184	Q2-2016	100%
DCT North Avenue Distribution Center	Chicago	20	1	350	100%		15,658	26,572	Q3-2016	100%
DCT Central Avenue	Chicago	54	1	172	100%		22,487	60,527	Q1-2017	100%
DCT Stockyards Industrial Center	Chicago	10	1	167	100%		2,063	14,997	Q4-2016	0%
DCT Waters Ridge	Dallas	18	1	347	100%		3,036	18,561	Q3-2016	0%
DCT Freeport West	Dallas	7	1	108	100%		2,425	9,215	Q3-2016	55%
6400 Hollister Road - Expansion	Houston	2	Expansion	55	100%		4,019	4,230	Q1-2016	100%
DCT Fife Distribution Center North	Seattle	9	1	152	100%		11,582	12,813	Q1-2016	56%
DCT Fife Distribution Center South	Seattle	12	1	240	100%		14,287	18,859	Q1-2016	100%
DCT Jurupa Ranch	So. California	39	1	970	100%		43,968	73,008	Q2-2016	100%
	Sub Total	279	12	4,009	100%		$212,470	$356,553		84%
Leased Pre-Development
Building 13B	So. California	22	1	445	50	%(5)	$1,495	$21,688	Q3-2016	47%

	Total	324	15	4,853	95%		$237,771	$409,538		79%
(1)	The completion date represents the date of building shell-completion or estimated date of shell-completion.
(2)	Percentage leased is computed as of the date the financial statements were available to be issued.
(3)

During November 2015, DCT acquired one building totaling 54,000 square feet in Miami that was shell-complete. The building is not included in the table above; however, is classified as a property under development.  See pages 22 and 23 for further information.

(4)	The Projected Investment does not include any potential promote payable to our joint venture partner.
(5)

Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

●	Dispositions
●

During the year ended December 31, 2015, we sold 30 consolidated operating properties, totaling 5.3 million square feet, located in our Atlanta, Houston, Indianapolis, Louisville, Memphis, New Jersey and Pennsylvania markets, to third-parties for gross proceeds of approximately $243.4 million.

●	We recognized gains of approximately $77.9 million on the disposition of 28 properties and recognized impairment losses of approximately $2.3 million on the disposition of two properties.
●	Significant Activity with Unconsolidated Joint Ventures
●

During August 2015, IDI/DCT, LLC sold its last property.  We received approximately $14.0 million for our share of the gross proceeds and recognized our share of the gain on sale of approximately $3.7 million, which is included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statement of Operations.

●	During August 2015, we purchased our partner’s 25.0% interest in one land parcel from the IDI/DCT Buford, LLC joint venture for approximately $1.1 million.
●	Debt Activity
●	As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.
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

●	During October 2015, we paid-off a $50.9 million mortgage note maturing February 2016.
●

On December 10, 2015, we entered into a $200.0 million variable rate senior unsecured term loan which matures on December 10, 2022.  On December 11, 2015, we entered into a pay-fixed, receive-floating interest rate swap which effectively fixes the interest rate on the term loan at 3.31% through maturity. We primarily used the proceeds to paydown the senior unsecured revolving credit facility and for general corporate purposes.

Other Events

In May 2015, we determined that we had been the victim of a criminal fraud involving the impersonation of our Chief Executive Officer resulting in our transfer of $6.1 million to third-party overseas accounts. As a result of efforts working with our bank and federal law enforcement authorities, we have recovered approximately $3.0 million of the amount transferred.  In addition, we have incurred $0.3 million of other costs related to the investigation of this incident.  We filed a claim with our insurance carriers related to this incident and received $0.8 million in insurance proceeds as of December 31, 2015. Accordingly, during the year ended December 31, 2015, we recorded an expense of $2.6 million in “General and administrative” expense related to this incident and the associated internal investigation. We do not expect any additional recoveries in the future.

Critical Accounting Policies and Estimates

General

The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements which have been prepared in accordance with GAAP. Estimates, judgments and assumptions are based on historical experiences that we believe to be reasonable under the circumstances.  From time to time we re-evaluate those estimates and assumptions.

The Company’s significant accounting policies are described in “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies”. These policies were followed in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2015 and are consistent with the year ended December 31, 2014.

The Company has identified the following significant accounting policies as critical accounting policies.  These accounting policies have the most significant impact on our financial condition and results of operations and require management’s most difficult, subjective and/or complex estimates.

Capitalization of Costs

See the Company’s accounting policy for Capitalization of Costs with respect to capitalization of project costs versus the expensing of repair and maintenance costs as described in “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies”. As described in our policy, we capitalize costs such as personnel, office and other expenses based on an estimate of the time spent on projects that are directly related to capital projects and acquisition of leases.  Capitalized costs are recorded on the Consolidated Balance Sheets in construction in progress for each specific property.

For all development projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company capitalizes interest, real estate taxes, insurance and payroll and costs associated with individuals directly responsible for and who spend their time on development activities. Capitalization is ceased upon substantial completion of the project. These costs are recorded on the Consolidated Balance Sheets in construction in progress for each specific property.

Acquisition of Investment Properties

The Company allocates the purchase price of real estate to identifiable tangible assets such as land, building, land improvements and tenant improvements acquired based on their fair value.  In estimating the fair value of each component management considers appraisals, replacement cost, its own analysis of recently acquired and existing comparable properties, market rental data and other related information.

Impairment of Properties

The Company periodically evaluates its long-lived assets, including investments in properties, for indicators of impairment.  The judgements regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as the Company’s ability to hold and its intent with regard to each property.  The judgements regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions.

Impairment of Investments in and Advances to Unconsolidated Joint Ventures

The Company evaluates investments in and advances to unconsolidated joint ventures for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. The judgments regarding other-than-temporary declines in value are based on operating performance, market conditions, the Company’s ability to and intent to hold as well as its ability to influence significant decisions of the venture.

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments regarding fair value, the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in the fair value of the derivative instruments are reported in our Consolidated Statement of Operations as a component of net income or as a component of comprehensive income and as a component of equity on the Consolidated Balance Sheets.  While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained investment tax credits) of the leased building.  Generally, none of our leases meet any of the above criteria and, as such, are classified as operating leases. If the assumptions utilized in the above classification assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our Consolidated Financial Statements.

We recognize rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the property.

Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded on the Consolidated Balance Sheets as a straight-line rent receivable.

If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of revenue over the lease term.

Above and below market lease values for acquired properties are recorded as the difference between the contractual amounts to be paid pursuant to each in-place lease and management's estimate of fair market lease rates for each corresponding in-place lease and amortized over the reasonably assured lease term.

Results of Operations

Summary of the year ended December 31, 2015 compared to the year ended December 31, 2014

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the U.S. As of December 31, 2015, the Company owned interests in or had under development approximately 71.1 million square feet of properties leased to approximately 900 customers, including 7.5 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of December 31, 2015, we consolidated 390 operating properties, three development properties, five redevelopment properties and four consolidated operating properties classified as held for sale.  As of December 31, 2014, we consolidated 393 operating properties, seven development properties and six redevelopment properties.  As of December 31, 2015, we had 327 properties in same store and 75 in non-same store consisting of properties that did not meet our same store definition, which includes 67 operating properties and eight development and redevelopment properties.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 327 operating properties and was comprised of 49.5 million square feet. A discussion of these changes follows in the table below (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change	Percent Change
Rental Revenues
Same store	$281,761	$271,197	$10,564	3.9%
Non-same store operating properties	69,533	59,475	10,058	16.9%
Development and redevelopment	1,797	4,115	(2,318)	-56.3%
Total rental revenues	353,091	334,787	18,304	5.5%
Rental Expenses and Real Estate Taxes
Same store	73,228	74,648	(1,420)	-1.9%
Non-same store operating properties	18,245	18,241	4	0.0%
Development and redevelopment	741	1,421	(680)	-47.9%
Total rental expenses and real estate taxes	92,214	94,310	(2,096)	-2.2%
Property Net Operating Income (1)
Same store	208,533	196,549	11,984	6.1%
Non-same store operating properties	51,288	41,234	10,054	24.4%
Development and redevelopment	1,056	2,694	(1,638)	-60.8%
Total property net operating income	260,877	240,477	20,400	8.5%
Other Revenue and Other Income
Institutional capital management and other fees	1,606	1,739	(133)	-7.6%
Casualty and involuntary conversion gain	414	328	86	26.2%
Development profit, net of taxes	2,627	2,016	611	30.3%
Equity in earnings of unconsolidated joint ventures, net	7,273	6,462	811	12.6%
Gain on business combination	-	1,000	(1,000)	-100.0%
Gain on dispositions of real estate interests	77,871	39,671	38,200	96.3%
Interest and other income (expense)	(40)	1,563	(1,603)	-102.6%
Total other revenue and other income	89,751	52,779	36,972	70.1%
Other Expenses
Real estate related depreciation and amortization	156,010	148,992	7,018	4.7%
Interest expense	54,055	63,236	(9,181)	-14.5%
General and administrative	34,577	29,079	5,498	18.9%
Impairment losses	2,285	5,635	(3,350)	-59.4%
Income tax (benefit) expense and other taxes	736	(217)	953	439.2%
Total other expenses	247,663	246,725	938	0.4%
Income from discontinued operations	-	5,717	(5,717)	-100.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(4,409)	(526)	(3,883)	-738.2%
Net income attributable to OP Unitholders	98,556	51,722	46,834	90.5%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(4,508)	(2,558)	(1,950)	-76.2%
Net income attributable to common stockholders	$94,048	$49,164	$44,884	91.3%
(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see page 34.

Rental Revenues and Leasing Activity

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental revenues and early lease termination fees, increased $18.3 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the following changes:

●

$7.7 million increase in our non-same store rental revenues primarily as a result of an increase in the number of non-same store properties. Since January 1, 2014, we acquired 43 operating properties and placed into operation 22 development and redevelopment properties.

●	$10.6 million increase in total revenue in our same store portfolio primarily due to the following:
●	$10.0 million increase in base rent primarily resulting from increased rental rates, reduction of free rent concessions and a 100 basis point increase in average occupancy period over period;
●	$3.4 million increase in operating expense recoveries related to higher average occupancy and higher recovery of tenant improvement reimbursements; and
●	$1.4 million increase in other income from tenants due to move-out repairs, lease termination income and other rents; which was partially offset by
●	$3.9 million decrease in straight-line rental revenue; and
●	$0.4 million decrease in below market rent adjustments.

The following table presents the components of our consolidated rental revenues (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change
Base rent	$255,631	$241,040	$14,591
Straight-line rent	7,072	9,880	(2,808)
Amortization of above and below market rent intangibles	2,983	2,350	633
Tenant recovery income	82,311	76,477	5,834
Other	2,592	2,948	(356)
Revenues related to early lease terminations	2,502	2,092	410
Total rental revenues	$353,091	$334,787	$18,304

The following table provides a summary of our leasing activity for the year ended December 31, 2015:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
YEAR TO DATE 2015		(in thousands)			(in months)
New	112	4,270	N/A	13.5%	70	$4.39
Renewal	126	8,045	N/A	21.8%	47	1.45
Development and redevelopment	39	7,044	N/A	N/A	107	N/A
Total/Weighted Average	277	19,359	$5.12	19.5%	74	$2.47
Weighted Average Retention(6)	70.5%

(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
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

During the year ended December 31, 2015, we signed 126 leases comprising 11.6 million square feet with total concessions of $17.6 million primarily related to free rent periods.

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes decreased by $2.1 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the following:

●

$1.4 million decrease in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to a $2.7 million decrease in repairs and maintenance, insurance and non-recoverable expenses, offset in part by a $1.4 million increase in real estate taxes; and

●

$0.7 million decrease in rental expenses and real estate taxes related to our non-same store properties primarily due to a $1.7 million decrease in repairs and maintenance, other common area expenses and non-recoverable expenses, offset in part by a $1.0 million increase in real estate taxes.

Other Revenue and Other Income

Total other revenue and other income increased $37.0 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily due the following:

●

$38.2 million increase in gain on dispositions of real estate interests primarily related to gains of $77.9 million recognized on the disposition of 28 properties in the Atlanta, Houston, Indianapolis, Louisville, New Jersey and Pennsylvania markets during 2015, which was partially offset by a $0.9 million gain on the sale of our interest in the TRT-DCT Venture I and gains of $38.8 million from the sale of 32 properties during 2014;

●

$0.8 million increase in equity in earnings of unconsolidated joint ventures, net primarily related to $3.7 million of gain recognized on the sale of one property in the IDI/DCT, LLC joint venture during 2015, which was partially offset by lower equity in earnings due to the disposition of all of the properties in the TRT-DCT Venture I, our disposition of our unconsolidated interest in TRT-DCT Venture II and disposition of one property in the IDI/DCT, LLC Venture during 2014; and

●

$0.6 million increase in development profit, net of taxes, related to $2.6 million recognized from the completion and sale of three development projects totaling 156,000 square feet during 2015, which was offset by $2.0 million recognized from the sale and completion of two development projects totaling 229,000 square feet during 2014; which was partially offset by

●	$1.6 million decrease in interest and other income (expense) primarily related to a settlement on roof damages on several properties located in our Houston market during 2014; and
●	$1.0 million decrease in gain on business combination related to obtaining control through the purchase of our partner’s 50.0% interest in one property from the IDI/DCT, LLC joint venture during 2014.

Other Expenses

Other expenses increased $0.9 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily due to the following:

●

$7.0 million increase in depreciation and amortization expense resulting from a $20.9 million increase related to real estate acquisitions, developments placed in service and capital additions; partially offset by $11.5 million related to real estate dispositions and $2.4 million related to same store tenant improvements that were fully amortized during 2015;

●	$5.5 million increase in general and administrative expense due to the following:
o	$3.6 million in severance costs;
o	$2.9 million in increased personnel costs; and
o	$2.6 million increase resulting from criminal fraud and the investigation, see discussion under “Significant Transactions and Activities – Other Events”; which was offset in part by
o	$2.4 million increase in capitalized overhead as a result of increased development, leasing and other capital projects;

o	$1.1 million decrease in pre-acquisition costs due to 17 acquisitions during 2015 compared to 36 acquisitions during 2014; and
o	$0.1 million decrease in professional service costs; and
●	$1.0 million increase in income tax (benefit) expense as a result of increased income from properties within our TRS during 2015; which was partially offset by
●

$9.2 million decrease in interest expense as a result of a $6.8 million increase in capitalized interest in 2015 related to increased development activities, the repayment of a $43.3 million mortgage note in November 2014, the repayment of a $40.0 million 5 year private placement note in June 2015, the repayment of a $50.9 million mortgage note in October 2015 and an overall lower weighted average effective interest rate; and

●	$3.3 million decrease in impairment due to $5.6 million recognized on five properties sold or held for sale during 2014 compared to $2.3 million recognized on two properties sold during 2015.

Income from Discontinued Operations

Income from discontinued operations decreased by $5.7 million for the year ended December 31, 2015 as compared to the same period in 2014. This decrease is primarily related to the classification of fewer assets as discontinued operations for the year period ended December 31, 2015, compared to the year ended December 31, 2014. See the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update.

Summary of the year ended December 31, 2014 compared to the year ended December 31, 2013

As of December 31, 2014, we consolidated 393 operating properties, seven development properties and six redevelopment properties. As of December 31, 2013, we consolidated 395 operating properties, two development properties, two redevelopment properties and one property which was held for sale. As of December 31, 2014, we had 286 properties in same store and 120 in non-same store consisting of properties that did not meet our same store definition, which includes 116 operating properties and four development and redevelopment properties.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 286 operating properties and was comprised of 41.9 million square feet. A discussion of these changes follows in the table below (in thousands):

	For the Year Ended December 31,
	2014	2013	$ Change	Percent Change
Rental Revenues
Same store	$228,499	$221,327	$7,172	3.2%
Non-same store operating properties	102,173	62,624	39,549	63.2%
Development and redevelopment	4,115	2,267	1,848	81.5%
Total rental revenues	334,787	286,218	48,569	17.0%
Rental Expenses and Real Estate Taxes
Same store	62,322	61,438	884	1.4%
Non-same store operating properties	30,567	17,883	12,684	70.9%
Development and redevelopment	1,421	704	717	101.8%
Total rental expenses and real estate taxes	94,310	80,025	14,285	17.9%
Property Net Operating Income (1)
Same store	166,177	159,889	6,288	3.9%
Non-same store operating properties	71,606	44,741	26,865	60.0%
Development and redevelopment	2,694	1,563	1,131	72.4%
Total property net operating income	240,477	206,193	34,284	16.6%
Other Revenue and Other Income
Institutional capital management and other fees	1,739	2,787	(1,048)	-37.6%
Casualty and involuntary conversion gain	328	296	32	10.8%
Development profit, net of taxes	2,016	268	1,748	652.2%
Equity in earnings of unconsolidated joint ventures, net	6,462	2,405	4,057	168.7%
Gain on business combination	1,000	-	1,000	100.0%
Gain on dispositions of real estate interests	39,671	-	39,671	100.0%
Interest and other income	1,563	274	1,289	470.4%
Total other revenue and other income	52,779	6,030	46,749	775.3%
Other Expenses
Real estate related depreciation and amortization	148,992	130,002	18,990	14.6%
Interest expense	63,236	63,394	(158)	-0.2%
General and administrative	29,079	28,010	1,069	3.8%
Impairment losses	5,635	-	5,635	100.0%
Income tax (benefit) expense and other taxes	(217)	68	(285)	-419.1%
Total other expenses	246,725	221,474	25,251	11.4%
Income from discontinued operations	5,717	26,723	(21,006)	-78.6%
Net income attributable to noncontrolling interests of the Operating Partnership	(526)	(589)	63	10.7%
Net income attributable to OP Unitholders	51,722	16,883	34,839	206.4%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(2,558)	(1,013)	(1,545)	-152.5%
Net income attributable to common stockholders	$49,164	$15,870	$33,294	209.8%
(1)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Income (Loss) from Continuing Operations,” see page 34.

Rental Revenues and Leasing Activity

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental revenues and early lease termination fees, increased $48.6 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to the following changes:

●

$41.4 million increase in our non-same store rental revenues primarily as a result of the increase in the number of non-same store properties. During the period January 1, 2013 through December 31, 2014 we acquired 67 operating properties and placed into operation 13 development and redevelopment properties.

●	$7.2 million increase in total revenue in our same store portfolio primarily due to the following:
●	$2.5 million increase in base rent primarily resulting from increased rental rates and increased average occupancy period over period;
●	$3.6 million increase in operating expense recoveries related to higher average occupancy and higher property operating expense;
●	$0.9 million increase in straight-line rental revenue; and
●	$0.3 million increase in other income from tenants due to move-out repairs, lease termination income and other rents.

The following table presents the components of our consolidated rental revenues (in thousands):

	For the Year Ended December 31,
	2014	2013	$ Change
Base rent	$241,040	$212,045	$28,995
Straight-line rent	9,880	5,335	4,545
Amortization of above and below market rent intangibles	2,350	1,581	769
Tenant recovery income	76,477	63,829	12,648
Other	2,948	2,126	822
Revenues related to early lease terminations	2,092	1,302	790
Total rental revenues	$334,787	$286,218	$48,569

The following table provides a summary of our leasing activity for the year ended December 31, 2014:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
YEAR TO DATE 2014		(in thousands)			(in months)
New	133	5,811	N/A	10.0%	56	$3.82
Renewal	142	9,758	N/A	13.0%	51	2.44
Development and redevelopment	13	972	N/A	N/A	93	N/A
Total/Weighted Average	288	16,541	$4.52	12.0%	55	$2.96
Weighted Average Retention(6)	81.3%
(1)	Excludes month to month leases.
(2)	Net effective rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
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

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes increased by $14.3 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to the following:

●

$13.4 million increase in rental expenses and real estate taxes related to our non-same store properties primarily due to an increase in the number of properties in non-same store including development and redevelopment properties placed into operation during the period; and

●

$0.9 million increase in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to increases in property taxes and snow removal costs resulting from severe winter storms.

Other Revenue and Other Income

Total other revenue and other income increased $46.7 million for the year ended December 31, 2014 as compared to the same period in 2013, primarily due the following:

●

$1.7 million in development profit, net of taxes, related to $2.0 million recognized from the completion and sale of two development projects totaling 229,000 square feet during 2014, which was offset by the $0.3 million recognized from the completion and sale of one development project totaling 76,000 square feet during 2013;

●	$1.0 million gain on business combination related to obtaining control through the purchase of our partner’s 50.0% interest in one property from the IDI/DCT, LLC joint venture during 2014;
●

$4.1 million increase in equity in earnings of unconsolidated joint ventures primarily related to a gain from the sale of all properties in the TRT-DCT Venture II and one property in the IDI/DCT, LLC Venture;

●

$39.7 million increase in gain on dispositions of real estate interests primarily related to the sale of 32 consolidated operating properties during 2014 which resulted in gains totaling $38.8 million and a $0.9 million gain on the sale of our interest in the TRT-DCT Venture I. For the year ended December 31, 2014 fewer assets were classified as discontinued operations, compared to the year ended December 31, 2013, see the “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information related to the early adoption of the discontinued operations accounting standard update; and

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

Other Expenses

Other expenses increased $25.3 million for the year ended December 31, 2014 as compared to the same period in 2013, primarily due to the following:

●

$19.0 million increase in depreciation and amortization expense resulting from a $11.9 million increase related to real estate acquisitions, developments placed into service and capital additions, and a $10.3 million increase related to same store properties, which was partially offset by $3.2 million related to real estate dispositions;

●	$5.6 million impairment losses recognized on five of our properties that were sold or held for sale during 2014; and
●	$1.1 million increase in general and administrative expenses due to the following:
o	$2.6 million in increased personnel costs; which was partially offset by
o	$1.5 million increase in capitalized overhead as a result of increased development, leasing and other capital activities.

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

Segment Summary for the years ended December 31, 2015, 2014 and 2013

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

The following table presents the changes in our consolidated properties in continuing operations by segment (dollar amounts and square feet in thousands):

	As of December 31,				For the Year Ended December 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income(3)
EAST:
2015	112	20,042	96.7%	$1,034,869	$106,350	$80,231
2014	125	22,381	92.5%	$1,010,263	$111,624	$81,955
2013	132	23,163	90.3%	$1,026,416	$95,682	$69,853

CENTRAL:
2015	154	24,436	89.7%	$1,092,315	$130,791	$92,099
2014	159	25,208	92.9%	$1,067,616	$128,567	$87,281
2013	166	26,699	92.2%	$1,034,814	$111,017	$76,327

WEST:
2015	136	19,072	92.6%	$1,365,471	$115,950	$88,547
2014	122	16,612	91.9%	$1,245,990	$94,596	$71,241
2013	101	13,088	93.6%	$1,018,246	$79,519	$60,013
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
(3)

For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Income (loss) from Continuing Operations,” see page 34.

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Segments:
East assets	$1,034,869	$1,010,263	$1,026,416
Central assets	1,092,315	1,067,616	1,034,814
West assets	1,365,471	1,245,990	1,018,246
Total segment net assets	3,492,655	3,323,869	3,079,476
Non-segment assets:
Non-segment cash and cash equivalents	15,860	16,653	25,671
Other non-segment assets (1)	123,840	105,199	145,624
Assets held for sale (2)	-	-	8,196
Total assets	$3,632,355	$3,445,721	$3,258,967
(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

East Segment

●

East Segment assets increased by approximately $24.6 million in 2015 primarily due to the acquisition of four properties, completion of development or redevelopment on four operating properties and acquisition of five land parcels since December 31, 2014, partially offset by the disposition of 19 properties.

●	East Segment assets decreased by approximately $16.2 million in 2014 primarily due to depreciation and amortization expense and the disposition of 12 properties since December 31, 2013.
●	East Segment property NOI decreased approximately $1.7 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily as a result of:
●

$5.3 million decrease in rental revenues, of which $13.8 million is attributed to property dispositions, which was partially offset by a $5.8 million increase attributed to the timing of property acquisitions and a $2.7 million increase attributed to higher operating expense recoveries and increased occupancy at properties in our same store portfolio; which was partially offset by

●	$3.6 million decrease in operating expenses primarily related to lower property taxes and maintenance expense.
●

East Segment property NOI, after reclassification for discontinued operations, increased approximately $12.1 million for the year ended December 31, 2014 as compared to the same period in 2013, primarily as a result of:

●

$15.9 million increase in rental revenues, of which $12.0 million is attributed to real estate acquisitions and $5.4 million is attributed to increased occupancy in our same store portfolio, which was partially offset by $1.5 million of real estate dispositions; which was partially offset by

●	$3.8 million increase in operating expenses related to increased property taxes and snow removal costs incurred from severe winter storms during 2014.

Central Segment

●

Central Segment assets increased by approximately $24.7 million in 2015 due to the acquisition of three properties, completion of development on five properties and acquisition of five land parcels since December 31, 2014, partially offset by the disposition of 11 properties.

●

Central Segment assets increased by approximately $32.8 million in 2014 due to the acquisition of 15 properties, completion of development on four properties and acquisition of four land parcels since December 31, 2013, partially offset by the disposition of 25 properties, including the disposition of our entire Columbus portfolio.

●	Central Segment property NOI increased approximately $4.8 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily as a result of:
●

$2.2 million increase in rental revenues, of which $14.8 million is attributed to the timing of property acquisitions and the completion of developments and $3.1 million is attributed to higher operating expense recoveries at properties in our same store portfolio, which was offset in part by a $15.7 million decrease attributed to property dispositions; and

●	$2.6 million decrease in operating expenses primarily related to prior year bad debt expenses and snow removal costs incurred from severe winter storms during 2014.
●

Central Segment property NOI, after reclassification for discontinued operations, increased approximately $11.0 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily as a result of:

●

$17.6 million increase in rental revenues, of which $17.0 million is attributed to real estate acquisitions and leasing of developments, and $2.7 million is attributed to increased occupancy in our same store portfolio, which was partially offset by $2.1 million of real estate dispositions; which was partially offset by

●	$6.6 million increase in operating expenses primarily related to increased property taxes and snow removal costs incurred from severe winter storms during 2014.

West Segment

●

West Segment assets increased by approximately $119.5 million in 2015 due to the acquisition of ten properties, completion of development or redevelopment on seven properties and acquisition of one land parcel, partially offset by the disposition of one property since December 31, 2014.

●

West Segment assets increased by approximately $227.7 million in 2014 due to the acquisition of 17 properties, completion of development on eight properties and acquisition of two land parcels since December 31, 2013.

●	West Segment property NOI increased approximately $17.3 million for the year ended December 31, 2015 as compared to the same period in 2014 primarily as a result of:
●

$21.4 million increase in rental revenues, of which $16.7 million is attributed to the timing of property acquisitions and the completion of developments and $4.7 million is attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

●	$4.1 million increase in operating expenses primarily comprised of increased property taxes due to the completion of developments and real estate acquisitions.
●

West Segment property NOI, after reclassification for discontinued operations, increased approximately $11.2 million, for the year ended December 31, 2014 as compared to the same period in 2013 primarily as a result of:

●

$15.1 million increase in rental revenues, of which $14.8 million is attributed to real estate acquisitions and leasing of developments, and $0.3 million attributed to increased occupancy in our same store portfolio; which was partially offset by

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

Cash Flows

Year ended December 31, 2015 compared to year ended December 31, 2014

“Cash and cash equivalents” were $18.4 million and $19.6 million as of December 31, 2015 and December 31, 2014, respectively.

Net cash provided by operating activities increased $30.5 million to $200.5 million during the year ended December 31, 2015 compared to $170.0 million during the same period in 2014. This change was primarily due to an increase in property net operating income attributable to acquired properties and operating performance at existing properties.

Net cash used in investing activities decreased $41.1 million to $218.5 million during the year ended December 31, 2015 compared to $259.6 million during the same period in 2014. This change was primarily due to a decrease of $176.5 million in cash outflows from acquisitions; partially offset by an increase of $47.9 million in cash outflows related to capital expenditures and development activities, as reflected in the table below, a decrease of $40.9 million in cash inflows from dispositions, a decrease of $37.2 million in cash inflows related to timing of 1031 proceeds received from dispositions and a decrease of $11.4 million in cash inflows from distributions of investments in unconsolidated joint ventures.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Transactions and Activities During 2015 —Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of December 31, 2015. Our total capital expenditures for the years ended December 31, 2015 and 2014 were comprised of the following (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change
Development	$203,710	$155,306	$48,404
Redevelopment	8,887	5,380	3,507
Due diligence	14,124	7,951	6,173
Casualty expenditures	3,428	837	2,591
Building and land improvements	13,166	13,076	90
Tenant improvements and leasing costs	37,396	40,576	(3,180)
Total capital expenditures and development activities	280,711	223,126	57,585
Change in accruals and other adjustments	(30,227)	(20,531)	(9,696)
Total cash paid for capital expenditures and development activities	$250,484	$202,595	$47,889

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

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. These capitalized costs for the years ended December 31, 2015, 2014 and 2013 were $11.6 million, $9.3 million and $7.8 million, respectively. In addition, we capitalize interest costs incurred associated with development and construction activities. During the years ended December 31, 2015, 2014 and 2013 total interest capitalized was $15.8 million, $9.1 million and $8.3 million, respectively.

Net cash provided by financing activities decreased $60.2 million to $16.8 million during the year ended December 31, 2015 compared to $77.0 million during the same period in 2014 primarily due to the following activities:

●	$238.6 million decrease in net proceeds from the issuance of common stock;
●

$13.7 million decrease due to 7.7 million additional shares issued in 2014 under our continuous equity offering program and a public offering in November, operating partnership unit redemptions, distributions to noncontrolling interest holders and an increase in the dividend rate per share declared in October 2015 resulting in an increase in our dividends and distributions paid to common stockholders and unitholders; and

●

$4.5 million decrease primarily due to cash outflow for loan costs related to our amended and restated bank unsecured credit facilities and $200.0 million term loan during 2015; which was partially offset by

●	$160.0 million increase in proceeds from senior unsecured notes where proceeds during 2015 of $200.0 million exceeded repayments of $40.0 million;
●	$35.0 million increase in proceeds from our senior unsecured revolving credit facility as net borrowings of $33.0 million during 2015 exceeded our $2.0 million of net repayments during 2014; and
●	$1.1 million decrease in mortgage notes as principal payments of $59.6 million in 2014 exceeded principal payments of $58.6 million in 2015.

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

Our total capital expenditures for the years ended, 2014 and 2013 were comprised of the following (in thousands):

	For the Year Ended December 31,
	2014	2013	$ Change
Development	$155,306	$107,950	$47,356
Redevelopment	5,380	5,948	(568)
Due diligence	7,951	9,209	(1,258)
Casualty expenditures	837	4,024	(3,187)
Building and land improvements	13,076	12,394	682
Tenant improvements and leasing costs	40,576	26,219	14,357
Total capital expenditures and development activities	223,126	165,744	57,382
Change in accruals and other adjustments	(20,531)	(12,822)	(7,709)
Total cash paid for capital expenditures and development activities	$202,595	$152,922	$49,673

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

Common Stock

As of December 31, 2015 approximately 88.3 million shares of common stock were issued and outstanding.

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

During the year ended December 31, 2015 approximately 0.3 million OP Units were redeemed for approximately $4.4 million in cash and approximately 0.2 million shares of DCT common stock.

As of December 31, 2015, approximately 4.0 million OP Units were issued and outstanding including approximately 0.6 million vested LTIP Units issued under our Long-Term Incentive Plan.

As of December 31, 2015, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $150.9 million based on the $37.37 per share closing price of DCT’s common stock on December 31, 2015.

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

Distributions

During the years ended December 31, 2015 and 2014, our board of directors declared distributions to stockholders and unitholders totaling approximately $105.0 million and $99.7 million, respectively. Existing cash balances, cash provided from operations and borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2015 and 2014.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During February 2016, our board of directors declared a quarterly cash dividend of $0.29 per share, payable on April 13, 2016 to stockholders of record as of April 2016.

Outstanding Indebtedness

As of December 31, 2015, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2014, our outstanding indebtedness of approximately $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of December 31, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2014, the total gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of December 31, 2015 and 2014.

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

All of our senior unsecured notes contain certain cross-default provisions which may be triggered in the event that any material indebtedness is in default. These cross-default provisions may require us to repay such senior unsecured debt. We are not in default and do not have any unsecured debt maturities through April 2016.

We have certain non-recourse, secured loans which are cross-collateralized by multiple properties. In the event of a default, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross collateralized properties within the applicable pool. We generally have broad substitution rights that afford DCT the opportunity to replace encumbered properties with replacement properties. We are not in default and do not have any cross-collateralized debt maturing through April 2017.

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

On December 10, 2015, we entered into a $200.0 million variable rate senior unsecured term loan which matures on December 10, 2022.  On December 11, 2015, we entered into a pay-fixed, receive-floating interest rate swap which effectively fixes the interest rate on the term loan at 3.31% through maturity, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor.  In the event that US LIBOR is negative, the Company would make payments to the hedge counterparty equal to the spread between US LIBOR and zero. We primarily used the proceeds to pay down the senior unsecured revolving credit facility and for general corporate purposes.

Debt Retirement

During October 2015, we paid-off a $50.9 million note at par maturing in February 2016 using proceeds from the Company’s senior unsecured revolving credit facility.

Line of Credit

As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million. As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of December 31, 2015 and December 31, 2014.

Debt Maturities

The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs, as of December 31, 2015 (in thousands):

	Senior		Bank Unsecured
Year	Unsecured Notes	Mortgage Notes	Credit Facilities		Total
2016	$99,000	$6,721	$-		$105,721
2017	51,000	41,078	100,000	(1)	192,078
2018	81,500	6,747	-		88,247
2019	46,000	51,344	70,000		167,344
2020	50,000	71,933	125,000	(1)	246,933
Thereafter	532,500	29,107	200,000	(1)	761,607
Total	$860,000	$206,930	$495,000		$1,561,930
(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2015, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period

Contractual Obligations(1)	Total	2016	2017 - 2018	2019 - 2020	Thereafter

Scheduled long-term debt maturities, including interest(2)	$1,886,146	$169,907	$390,600	$496,211	$829,428
Operating lease commitments	2,431	965	787	607	72
Ground lease commitments(3)	11,894	559	1,102	1,102	9,131
Total	$1,900,471	$171,431	$392,489	$497,920	$838,631
(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $173.3 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at December 31, 2015.
(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.

As of December 31, 2015, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $35.7 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we do not believe we have any material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of December 31, 2015, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $35.7 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

DCT’s Proportionate
Share of Secured
Non-Recourse Debt
Year	in Unconsolidated Joint Ventures
2016	$-
2017	35,714
2018	-
2019	-
2020	-
Thereafter	-
Total	$35,714

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%.  As of December 31, 2015 and 2014, we had borrowings payable subject to pay-fixed, receive-floating interest rate swaps with aggregate principal balances of $6.8 million and $7.0 million, respectively.

During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor.  In the event that US LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between US LIBOR and zero. As of December 31, 2015, we had borrowings payable subject to the pay-fixed, received-floating interest swap with aggregate principal balances of approximately $200.0 million, see “Notes to a Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31 2015, we had approximately $295.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the year ended December 31, 2015 would increase approximately $0.1 million based on our outstanding floating-rate debt as of December 31, 2015. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $11.4 million during the year ended December 31, 2015.

As of December 31, 2015, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” on page 63 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DCT Industrial Trust Inc.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2015, the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2015, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

Changes in Internal Control over Financial Reporting

There has been no change in DCT Industrial Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, DCT Industrial Inc.’s internal control over financial reporting.

DCT Industrial Operating Partnership LP

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2015, the end of the period covered by this annual report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2015 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2015, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited DCT Industrial Trust Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DCT Industrial Trust Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DCT Industrial Trust Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of DCT Industrial Trust Inc. and Subsidiaries and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 19, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2016 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2016 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2016 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2016 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2016 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements on page 63 are filed as a part of this report.

2. Financial Statement Schedules.

The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on page 63. All other financial statement schedules are not applicable.

B. Exhibits.

The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page F-57 to F-58 of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.
By:	/s/ Philip L. Hawkins
Philip L. Hawkins, President and Chief Executive Officer

 Date: February 19, 2016

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
DCT INDUSTRIAL TRUST INC.
/S/ THOMAS G. WATTLES Thomas G. Wattles	Executive Chairman and Director	February 19, 2016
/S/ PHILIP L. HAWKINS Philip L. Hawkins	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2016
/S/ MATTHEW T. MURPHY Matthew T. Murphy	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 19, 2016
/S/ MARK E. SKOMAL Mark E. Skomal	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2016
/S/ MARILYN A. ALEXANDER Marilyn A. Alexander	Director	February 19, 2016
/S/ THOMAS F. AUGUST Thomas F. August	Director	February 19, 2016
/S/ JOHN S. GATES, JR. John S. Gates, Jr.	Director	February 19, 2016
/S/ RAYMOND B. GREER Raymond B. Greer	Director	February 19, 2016
/S/ TRIPP H. HARDIN Tripp H. Hardin	Director	February 19, 2016
/S/ JOHN C. O’KEEFFE John C. O’Keeffe	Director	February 19, 2016
/S/ BRUCE L. WARWICK Bruce L. Warwick	Director	February 19, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP
By:	/s/ Philip L. Hawkins
Philip L. Hawkins, President and Chief Executive Officer

Date: February 19, 2016

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
DCT INDUSTRIAL OPERATING PARTNERSHIP LP
/S/ THOMAS G. WATTLES Thomas G. Wattles	Executive Chairman and Director of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ PHILIP L. HAWKINS Philip L. Hawkins	President, Chief Executive Officer and Director (Principal Executive Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ MATTHEW T. MURPHY Matthew T. Murphy	Chief Financial Officer and Treasurer (Principal Financial Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ MARK E. SKOMAL Mark E. Skomal	Chief Accounting Officer (Principal Accounting Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ MARILYN A. ALEXANDER Marilyn A. Alexander	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ THOMAS F. AUGUST Thomas F. August	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ JOHN S. GATES, JR. John S. Gates, Jr.	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ RAYMOND B. GREER Raymond B. Greer	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ TRIPP H. HARDIN Tripp H. Hardin	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ JOHN C. O’KEEFFE John C. O’Keeffe	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016
/S/ BRUCE L. WARWICK Bruce L. Warwick	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 19, 2016

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

DCT Industrial Trust Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCT Industrial Trust Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Partners of

DCT Industrial Operating Partnership LP and subsidiaries:

We have audited the accompanying consolidated balance sheets of DCT Industrial Operating Partnership LP and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements.  These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCT Industrial Operating Partnership LP and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP
Denver, Colorado
February 19, 2016

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31, 2015	December 31, 2014
ASSETS
Land	$1,009,905	$950,963
Buildings and improvements	2,886,859	2,787,959
Intangible lease assets	84,420	86,515
Construction in progress	159,397	134,938
Total investment in properties	4,140,581	3,960,375
Less accumulated depreciation and amortization	(742,980)	(703,840)
Net investment in properties	3,397,601	3,256,535
Investments in and advances to unconsolidated joint ventures	82,635	94,728
Net investment in real estate	3,480,236	3,351,263
Cash and cash equivalents	18,412	19,631
Restricted cash	31,187	3,779
Straight-line rent and other receivables, net of allowance for doubtful accounts of $335 and $956, respectively	60,357	54,183
Other assets, net	15,964	16,865
Assets held for sale	26,199	-
Total assets	$3,632,355	$3,445,721

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$108,788	$83,543
Distributions payable	26,938	25,973
Tenant prepaids and security deposits	29,663	30,539
Other liabilities	18,398	14,078
Intangible lease liabilities, net	22,070	22,940
Line of credit	70,000	37,000
Senior unsecured notes	1,276,097	1,117,253
Mortgage notes	210,375	248,979
Liabilities related to assets held for sale	869	-
Total liabilities	1,763,198	1,580,305

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	-	-
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized 88,313,891 and 88,012,696 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	883	880
Additional paid-in capital	2,766,193	2,762,431
Distributions in excess of earnings	(992,010)	(986,289)
Accumulated other comprehensive loss	(23,082)	(27,190)
Total stockholders’ equity	1,751,984	1,749,832
Noncontrolling interests	117,173	115,584
Total equity	1,869,157	1,865,416
Total liabilities and equity	$3,632,355	$3,445,721

 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Rental revenues	$353,091	$334,787	$286,218
Institutional capital management and other fees	1,606	1,739	2,787
Total revenues	354,697	336,526	289,005

OPERATING EXPENSES:
Rental expenses	35,995	40,520	35,977
Real estate taxes	56,219	53,790	44,048
Real estate related depreciation and amortization	156,010	148,992	130,002
General and administrative	34,577	29,079	28,010
Impairment losses	2,285	5,635	-
Casualty and involuntary conversion gain	(414)	(328)	(296)
Total operating expenses	284,672	277,688	237,741
Operating income	70,025	58,838	51,264

OTHER INCOME (EXPENSE):
Development profit, net of taxes	2,627	2,016	268
Equity in earnings of unconsolidated joint ventures, net	7,273	6,462	2,405
Gain on business combination	-	1,000	-
Gain on dispositions of real estate interests	77,871	39,671	-
Interest expense	(54,055)	(63,236)	(63,394)
Interest and other income (expense)	(40)	1,563	274
Income tax benefit (expense) and other taxes	(736)	217	(68)
Income (loss) from continuing operations	102,965	46,531	(9,251)
Income from discontinued operations	-	5,717	26,723
Consolidated net income of DCT Industrial Trust Inc.	102,965	52,248	17,472
Net income attributable to noncontrolling interests	(8,917)	(3,084)	(1,602)
Net income attributable to common stockholders	94,048	49,164	15,870
Distributed and undistributed earnings allocated to participating securities	(678)	(677)	(692)
Adjusted net income attributable to common stockholders	$93,370	$48,487	$15,178

EARNINGS PER COMMON SHARE - BASIC
Income (loss) from continuing operations	$1.06	$0.52	$(0.13)
Income from discontinued operations	0.00	0.06	0.33
Net income attributable to common stockholders	$1.06	$0.58	$0.20

EARNINGS PER COMMON SHARE - DILUTED
Income (loss) from continuing operations	$1.05	$0.52	$(0.13)
Income from discontinued operations	0.00	0.06	0.33
Net income attributable to common stockholders	$1.05	$0.58	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,182	83,280	74,692
Diluted	88,514	83,572	74,692

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Consolidated net income of DCT Industrial Trust Inc.	$102,965	$52,248	$17,472
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	(463)	(1,159)	675
Net reclassification adjustment on cash flow hedging instruments	4,785	4,670	4,490
Other comprehensive income	4,322	3,511	5,165
Comprehensive income	107,287	55,759	22,637
Comprehensive income attributable to noncontrolling interests	(9,131)	(3,383)	(2,403)
Comprehensive income attributable to common stockholders	$98,156	$52,376	$20,234

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
	Total	Common Stock		Paid-in	in Excess	Comprehen-	controlling
	Equity	Shares	Amount	Capital	of Earnings	sive Loss	Interests
Balance at December 31, 2012	$1,473,559	70,078	$701	$2,234,784	$(871,655)	$(34,766)	$144,495
Net income	17,472	-	-	-	15,870	-	1,602
Other comprehensive income	5,165	-	-	-	-	4,364	801
Issuance of common stock, net of offering costs	258,575	9,204	92	258,483	-	-	-
Issuance of common stock, stock-based compensation plans	(65)	60	1	(66)	-	-	-
Amortization of stock-based compensation	5,108	-	-	1,843	-	-	3,265
Distributions to common stockholders and noncontrolling interests	(92,070)	-	-	-	(85,234)	-	(6,836)
Capital contribution from noncontrolling interests	1,073	-	-	-	-	-	1,073
Purchases and other allocations of noncontrolling interests	(125)	-	-	(357)	-	-	232
Redemptions of noncontrolling interests	(1,500)	725	7	19,739	-	-	(21,246)
Balance at December 31, 2013	$1,667,192	80,067	$801	$2,514,426	$(941,019)	$(30,402)	$123,386
Net income	52,248	-	-	-	49,164	-	3,084
Other comprehensive income	3,511	-	-	-	-	3,212	299
Issuance of common stock, net of offering costs	239,007	7,516	75	238,932	-	-	-
Issuance of common stock, stock-based compensation plans	(1,287)	109	1	(1,288)	-	-	-
Common stock retired in connection with reverse stock-split	(26)	(1)	-	(26)	-	-	-
Amortization of stock-based compensation	5,975	-	-	2,093	-	-	3,882
Distributions to common stockholders and noncontrolling interests	(100,408)	-	-	-	(94,434)	-	(5,974)
Capital contribution from noncontrolling interests	201	-	-	-	-	-	201
Redemptions of noncontrolling interests	(997)	322	3	8,294	-	-	(9,294)
Balance at December 31, 2014	$1,865,416	88,013	$880	$2,762,431	$(986,289)	$(27,190)	$115,584
Net income	102,965	-	-	-	94,048	-	8,917
Other comprehensive income	4,322	-	-	-	-	4,108	214
Issuance of common stock, stock-based compensation plans	(890)	89	1	(891)	-	-	-
Amortization of stock-based compensation	10,577	-	-	1,794	-	-	8,783
Distributions to common stockholders and noncontrolling interests	(109,460)	-	-	-	(99,769)	-	(9,691)
Capital contribution from noncontrolling interests	648	-	-	-	-	-	648
Redemptions of noncontrolling interests	(4,421)	212	2	2,859	-	-	(7,282)
Balance at December 31, 2015	$1,869,157	88,314	$883	$2,766,193	$(992,010)	$(23,082)	$117,173

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$102,965	$52,248	$17,472
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	156,010	148,992	137,120
Gain on acquisitions and dispositions of real estate interests	(77,871)	(46,199)	(33,619)
Distributions of earnings from unconsolidated joint ventures	5,590	4,655	8,801
Equity in earnings of unconsolidated joint ventures, net	(7,273)	(6,462)	(2,405)
Impairment losses	2,285	5,767	13,279
Stock-based compensation	8,945	4,777	4,004
Casualty and involuntary conversion gain	(414)	(328)	(296)
Straight-line rent	(7,072)	(9,858)	(5,525)
Other	1,942	3,902	6,294
Changes in operating assets and liabilities:
Other receivables and other assets	7,016	2,139	417
Accounts payable, accrued expenses and other liabilities	8,385	10,361	7,351
Net cash provided by operating activities	200,508	169,994	152,893
INVESTING ACTIVITIES:
Real estate acquisitions	(186,515)	(363,026)	(402,723)
Capital expenditures and development activities	(250,484)	(202,595)	(152,922)
Proceeds from dispositions of real estate investments	237,509	278,381	258,224
Investments in unconsolidated joint ventures	(1,660)	(777)	(2,756)
Proceeds from casualties and involuntary conversion	1,991	606	8,268
Distributions of investments in unconsolidated joint ventures	10,012	21,436	2,175
Use (receipt) of proceeds from 1031 exchanges	(28,405)	8,841	(8,842)
Other investing activities	(933)	(2,493)	(2,482)
Net cash used in investing activities	(218,485)	(259,627)	(301,058)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	341,000	266,000	426,000
Repayments of senior unsecured revolving line of credit	(308,000)	(268,000)	(497,000)
Proceeds from senior unsecured notes	200,000	-	497,355
Repayments of senior unsecured notes	(40,000)	-	(400,000)
Proceeds from mortgage notes	-	-	16,498
Principal payments on mortgage notes	(58,561)	(59,645)	(40,744)
Proceeds from issuance of common stock	-	241,954	267,518
Net settlement on issuance of stock-based compensation awards	(890)	(1,287)	(65)
Offering costs for issuance of common stock and OP Units	-	(2,947)	(8,878)
Redemption of noncontrolling interests	(4,421)	(997)	(1,500)
Dividends to common stockholders	(98,820)	(92,200)	(82,431)
Distributions to noncontrolling interests	(9,675)	(6,027)	(6,976)
Contributions from noncontrolling interests	648	201	723
Other financing activity	(4,523)	(14)	(2,805)
Net cash provided by financing activities	16,758	77,038	167,695
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,219)	(12,595)	19,530
CASH AND CASH EQUIVALENTS, beginning of period	19,631	32,226	12,696
CASH AND CASH EQUIVALENTS, end of period	$18,412	$19,631	$32,226

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$50,294	$58,788	$57,177
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$34,752	$25,379	$29,899
Redemptions of OP Units settled in shares of common stock	$2,861	$8,297	$19,746
Assumption of mortgage notes in connection with real estate acquired	$22,958	$20,310	$-
Contributions of real estate from noncontrolling interests	$-	$-	$350

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit information)

	December 31, 2015	December 31, 2014
ASSETS
Land	$1,009,905	$950,963
Buildings and improvements	2,886,859	2,787,959
Intangible lease assets	84,420	86,515
Construction in progress	159,397	134,938
Total investment in properties	4,140,581	3,960,375
Less accumulated depreciation and amortization	(742,980)	(703,840)
Net investment in properties	3,397,601	3,256,535
Investments in and advances to unconsolidated joint ventures	82,635	94,728
Net investment in real estate	3,480,236	3,351,263
Cash and cash equivalents	18,412	19,631
Restricted cash	31,187	3,779
Straight-line rent and other receivables, net of allowance for doubtful accounts of $335 and $956, respectively	60,357	54,183
Other assets, net	15,964	16,865
Assets held for sale	26,199	-
Total assets	$3,632,355	$3,445,721

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$108,788	$83,543
Distributions payable	26,938	25,973
Tenant prepaids and security deposits	29,663	30,539
Other liabilities	18,398	14,078
Intangible lease liabilities, net	22,070	22,940
Line of credit	70,000	37,000
Senior unsecured notes	1,276,097	1,117,253
Mortgage notes	210,375	248,979
Liabilities related to assets held for sale	869	-
Total liabilities	1,763,198	1,580,305

Partners' Capital:
General Partner:
OP Units, 923,532 and 922,131 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	18,806	18,819
Limited Partners:
OP Units, 91,429,694 and 91,290,942 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,861,809	1,863,050
Accumulated other comprehensive loss	(24,137)	(28,487)
Total partners' capital	1,856,478	1,853,382
Noncontrolling interests	12,679	12,034
Total capital	1,869,157	1,865,416
Total liabilities and capital	$3,632,355	$3,445,721

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per unit information)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Rental revenues	$353,091	$334,787	$286,218
Institutional capital management and other fees	1,606	1,739	2,787
Total revenues	354,697	336,526	289,005

OPERATING EXPENSES:
Rental expenses	35,995	40,520	35,977
Real estate taxes	56,219	53,790	44,048
Real estate related depreciation and amortization	156,010	148,992	130,002
General and administrative	34,577	29,079	28,010
Impairment losses	2,285	5,635	-
Casualty and involuntary conversion gain	(414)	(328)	(296)
Total operating expenses	284,672	277,688	237,741
Operating income	70,025	58,838	51,264

OTHER INCOME (EXPENSE):
Development profit, net of taxes	2,627	2,016	268
Equity in earnings of unconsolidated joint ventures, net	7,273	6,462	2,405
Gain on business combination	-	1,000	-
Gain on dispositions of real estate interests	77,871	39,671	-
Interest expense	(54,055)	(63,236)	(63,394)
Interest and other income (expense)	(40)	1,563	274
Income tax benefit (expense) and other taxes	(736)	217	(68)
Income (loss) from continuing operations	102,965	46,531	(9,251)
Income from discontinued operations	-	5,717	26,723
Consolidated net income of DCT Industrial Operating Partnership LP	102,965	52,248	17,472
Net income attributable to noncontrolling interests	(4,409)	(526)	(589)
Net income attributable to OP Unitholders	98,556	51,722	16,883
Distributed and undistributed earnings allocated to participating securities	(678)	(677)	(692)
Adjusted net income attributable to OP Unitholders	$97,878	$51,045	$16,191

EARNINGS PER OP UNIT - BASIC
Income (loss) from continuing operations	$1.06	$0.52	$(0.13)
Income from discontinued operations	0.00	0.06	0.33
Net income attributable to OP Unitholders	$1.06	$0.58	$0.20

EARNINGS PER OP UNIT - DILUTED
Income (loss) from continuing operations	$1.06	$0.52	$(0.13)
Income from discontinued operations	0.00	0.06	0.33
Net income attributable to OP Unitholders	$1.06	$0.58	$0.20

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	92,409	87,611	79,462
Diluted	92,741	87,903	79,462

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Consolidated net income of DCT Industrial Operating Partnership LP	$102,965	$52,248	$17,472
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	(463)	(1,159)	675
Net reclassification adjustment on cash flow hedging instruments	4,785	4,670	4,490
Other comprehensive income	4,322	3,511	5,165
Comprehensive income	107,287	55,759	22,637
Comprehensive income attributable to noncontrolling interests	(4,381)	(447)	(589)
Comprehensive income attributable to OP Unitholders	$102,906	$55,312	$22,048

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statement of Changes in Capital

(in thousands)

						Accumulated
		General Partner		Limited Partners		Other	Non-
	Total	OP Units		OP Units		Comprehensive	controlling
	Capital	Units	Amount	Units	Amount	Loss	Interests
Balance at December 31, 2012	$1,473,559	751	$14,996	74,322	$1,484,637	$(37,242)	$11,168
Net income	17,472	-	169	-	16,714	-	589
Other comprehensive income	5,165	-	-	-	-	5,165	-
Issuance of OP Units, net of selling costs	258,575	-	-	9,204	258,575	-	-
Issuance of OP Units, share-based compensation plans	(65)	-	-	258	(65)	-	-
Amortization of share-based compensation	5,108	-	-	-	5,108	-	-
Distributions to OP Unitholders and noncontrolling interests	(92,070)	-	(910)	-	(90,133)	-	(1,027)
Capital contribution from noncontrolling interests	1,073	-	-	-	-	-	1,073
Purchase and other allocations of noncontrolling interests	(125)	-	-	-	(357)	-	232
Redemption of limited partner OP Units, net	(1,500)	-	-	(53)	(1,500)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	94	2,617	(94)	(2,617)	-	-
Balance at December 31, 2013	$1,667,192	845	$16,872	83,637	$1,670,362	$(32,077)	$12,035
Net income	52,248	-	517	-	51,205	-	526
Other comprehensive income (loss)	3,511	-	-	-	-	3,590	(79)
Issuance of OP Units, net of selling costs	239,007	-	-	7,516	239,007	-	-
Issuance of OP Units, share-based compensation plans	(1,287)	-	-	249	(1,287)	-	-
OP Units retired in connection with reverse unit-split	(26)	-	-	(1)	(26)	-	-
Amortization of share-based compensation	5,975	-	-	-	5,975	-	-
Distributions to OP Unitholders and noncontrolling interests	(100,408)	-	(998)	-	(98,761)	-	(649)
Capital contribution from noncontrolling interests	201	-	-	-	-	-	201
Redemption of limited partner OP Units, net	(997)	-	-	(33)	(997)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	77	2,428	(77)	(2,428)	-	-
Balance at December 31, 2014	$1,865,416	922	$18,819	91,291	$1,863,050	$(28,487)	$12,034
Net income	102,965	-	986	-	97,570	-	4,409
Other comprehensive income (loss)	4,322	-	-	-	-	4,350	(28)
Issuance of OP Units, share-based compensation plans	(890)	-	-	267	(890)	-	-
Amortization of share-based compensation	10,577	-	-	-	10,577	-	-
Distributions to OP Unitholders and noncontrolling interests	(109,460)	-	(1,051)	-	(104,025)	-	(4,384)
Capital contribution from noncontrolling interests	648	-	-	-	-	-	648
Redemption of limited partner OP Units, net	(4,421)	-	-	(127)	(4,421)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	2	52	(2)	(52)	-	-
Balance at December 31, 2015	$1,869,157	924	$18,806	91,429	$1,861,809	$(24,137)	$12,679
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$102,965	$52,248	$17,472
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	156,010	148,992	137,120
Gain on acquisitions and dispositions of real estate interests	(77,871)	(46,199)	(33,619)
Distributions of earnings from unconsolidated joint ventures	5,590	4,655	8,801
Equity in earnings of unconsolidated joint ventures, net	(7,273)	(6,462)	(2,405)
Impairment losses	2,285	5,767	13,279
Share-based compensation	8,945	4,777	4,004
Casualty and involuntary conversion gain	(414)	(328)	(296)
Straight-line rent	(7,072)	(9,858)	(5,525)
Other	1,942	3,902	6,294
Changes in operating assets and liabilities:
Other receivables and other assets	7,016	2,139	417
Accounts payable, accrued expenses and other liabilities	8,385	10,361	7,351
Net cash provided by operating activities	200,508	169,994	152,893
INVESTING ACTIVITIES:
Real estate acquisitions	(186,515)	(363,026)	(402,723)
Capital expenditures and development activities	(250,484)	(202,595)	(152,922)
Proceeds from dispositions of real estate investments	237,509	278,381	258,224
Investments in unconsolidated joint ventures	(1,660)	(777)	(2,756)
Proceeds from casualties and involuntary conversion	1,991	606	8,268
Distributions of investments in unconsolidated joint ventures	10,012	21,436	2,175
Use (receipt) of proceeds from 1031 exchanges	(28,405)	8,841	(8,842)
Other investing activities	(933)	(2,493)	(2,482)
Net cash used in investing activities	(218,485)	(259,627)	(301,058)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	341,000	266,000	426,000
Repayments of senior unsecured revolving line of credit	(308,000)	(268,000)	(497,000)
Proceeds from senior unsecured notes	200,000	-	497,355
Repayments of senior unsecured notes	(40,000)	-	(400,000)
Proceeds from mortgage notes	-	-	16,498
Principal payments on mortgage notes	(58,561)	(59,645)	(40,744)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	-	239,007	258,640
Net settlement on issuance of share-based compensation awards	(890)	(1,287)	(65)
OP Unit redemptions	(4,421)	(997)	(1,500)
Distributions paid on OP Units	(104,111)	(97,525)	(88,380)
Distributions paid to noncontrolling interests	(4,384)	(702)	(1,027)
Contributions from noncontrolling interests	648	201	723
Other financing activity	(4,523)	(14)	(2,805)
Net cash provided by financing activities	16,758	77,038	167,695
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,219)	(12,595)	19,530
CASH AND CASH EQUIVALENTS, beginning of period	19,631	32,226	12,696
CASH AND CASH EQUIVALENTS, end of period	$18,412	$19,631	$32,226

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$50,294	$58,788	$57,177
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$34,752	$25,379	$29,899
Assumption of mortgage notes in connection with real estate acquired	$22,958	$20,310	$-
Contributions of real estate from noncontrolling interests	$-	$-	$350

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2015, DCT owned approximately 95.6% of the outstanding equity interests in the Operating Partnership.

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

In May 2015, we determined that we had been the victim of a criminal fraud involving the impersonation of our Chief Executive Officer resulting in our transfer of $6.1 million to third-party overseas accounts. As a result of efforts working with our bank and federal law enforcement authorities, we have recovered approximately $3.0 million of the amount transferred.  In addition, we have incurred $0.3 million of other costs related to the investigation of this incident.  We filed a claim with our insurance carriers related to this incident and received $0.8 million in insurance proceeds of December 31, 2015.  Accordingly, during the year ended December 31, 2015, we recorded an expense of $2.6 million in “General and administrative” expense related to this incident and the associated internal investigation.  We do not expect any additional recoveries in the future.

As of December 31, 2015, the Company owned interests in approximately 71.1 million square feet of properties leased to approximately 900 customers, including:

●	62.2 million square feet comprising 394 consolidated operating properties, including four buildings totaling 0.8 million square feet that were classified as held for sale, that were 94.4% occupied;

●	7.5 million square feet comprising 23 unconsolidated properties that were 95.0% occupied and which we operated on behalf of three institutional capital management partners;

●	0.9 million square feet comprising five consolidated properties under redevelopment; and

●	0.5 million square feet comprising three consolidated buildings in development.

In addition, the Company has 13 projects under construction and several projects in predevelopment. See Note 3 - Investment in Properties for further detail.

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

Effective January 1, 2014, we adopted accounting standards update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all properties not previously sold or classified as held for sale.  ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of are presented in discontinued operations for all periods presented.

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

The following table presents the standard depreciable lives generally used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities. The carrying value of assets sold or retired and the related accumulated depreciation and/or amortization is derecognized and the resulting gain or loss, if any, is recorded during the period in which such sale or retirement occurs.

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

Restricted Cash

Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions.  For the year ended December 31, 2015, approximately $28.4 million of restricted cash was included in “Investing Activities” in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions.  For the year ended December 31, 2014, all funds had been utilized in tax deferred, like-kind exchange transactions.

Straight-line Rent and Other Receivables

Straight-line rent and other receivables include all straight-line rent and current accounts receivable, net of allowances. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2015 and 2014, our allowance for doubtful accounts was approximately $0.3 million and $1.0 million, respectively.

Debt

Debt consists of fixed and variable rate secured mortgage notes, senior unsecured notes and bank unsecured credit facilities. Discounts and premiums to the principal amounts are included in the carrying value of debt and amortized to “Interest expense” over the remaining life of the underlying debt. As of December 31, 2015 and 2014, the aggregated premium balance, net of accumulated amortization, was approximately $1.7 million and $2.6 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the amortization of all premiums/discounts resulted in a reduction of interest expense of approximately $2.8 million, $1.8 million and $2.1 million, respectively, including amounts from discontinued operations.

Effective October 1, 2015, we adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The ASU requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  In August 2015, the Financial Accounting Standards Board (“FASB”) issued an ASU which clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effects of this standard were not deemed to be material and were applied retrospectively. See Note 6 – Outstanding Indebtedness for additional information.

Deferred loan costs include fees and costs incurred to obtain long-term financing.  These fees and costs are amortized to “Interest expense” over the terms of the related loans.  Accumulated amortization of deferred loan costs was approximately $3.9 million and $8.5 million as of December 31, 2015 and 2014, respectively. Our interest expense for the years ended December 31, 2015, 2014 and 2013 includes approximately $2.3 million, $2.2 million and $2.7 million for the amortization of loan costs, respectively, including amounts from discontinued operations.

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

Comprehensive Income

We report comprehensive income in our Consolidated Statements of Comprehensive Income. Amounts reported in “Accumulated other comprehensive loss” related to settled hedging transactions will be amortized to “Interest expense” as the hedged forecasted transactions occur. Any ineffectiveness related to our hedging transactions is reported in our Consolidated Statements of Operations. See Note 5 – Financial Instruments and Hedging Activities for additional information.

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained investment tax credits) of the leased building. Generally our leases do not meet any of the other criteria above and accordingly are classified as operating leases. The Company’s average lease term is 6.4 years.

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, we record receivables from tenants that we expect to collect over the remaining lease term rather than currently, which are recorded on the balance sheet as straight-line rent receivable. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $7.1 million, $9.9 million and $5.3 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of revenue over the lease term.

Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. Tenant recovery income recognized as “Rental revenues” was approximately $82.3 million, $76.5 million and $63.8 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.  The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $3.0 million, $2.4 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum base rental payment, i.e., cash received for monthly contractual rent, due to us from our customers under the terms of non-cancelable operating leases that have commenced as of December 31, 2015 were as follows (in thousands):

Year Ended December 31,	Amounts
2016	$230,208
2017	203,532
2018	171,752
2019	144,159
2020	112,948
Thereafter	265,734
Total	$1,128,333

The schedule above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. During the years ended December 31, 2015, 2014 and 2013, early lease termination fees were approximately $2.5 million, $2.1 million and $1.3 million, respectively.

We earn revenues from asset management fees, acquisition fees, property management fees and fees for other services pursuant to joint venture and other third-party agreements. These are included in our Consolidated Statements of Operations in “Institutional capital management and other fees.” We recognize revenues from asset management fees, acquisition fees, property management fees and fees for other services when the related fees are earned and are realized or realizable.

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

Income and Other Taxes

We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally will not be subject to U.S. federal income taxes on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local and non-U.S. income taxes. We also will be required to pay a 100% tax on non-arm’s length transactions between us and our taxable REIT subsidiary, any redetermined TRS service income and on any net income from gain on property that was held for sale to customers in the ordinary course of business.

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

The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. We had no interest expense or penalties related to unrecognized tax benefits for the years ended December 31, 2015, 2014 or 2013.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2015 and 2014, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Our federal income tax returns and income tax returns for various state and local jurisdictions are subject to examination by the Internal Revenue Service for the year ended December 31, 2011 and subsequent years.

New Accounting Standards

In April 2014, the FASB issued an accounting standards update (“ASU”) that changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We prospectively adopted this standard effective January 1, 2014. As a result, we anticipate that fewer of our property dispositions made in the normal course of business will qualify for discontinued operations reporting. Gains on the sale of real estate not qualifying as discontinued operations are presented in “Income from continuing operations” in our Consolidated Statements of Operations.

In May 2014, the FASB issued an ASU that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after

December 15, 2016. The Company is in the process of evaluating the impact this guidance will have on our Consolidated Financial Statements.

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

In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  In August 2015, the FASB issued an ASU which clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted, and we adopted this standard effective October 31, 2015.  As a result, we have presented debt issuance costs related to secured and unsecured debt liabilities as a direct deduction from the related debt liability and those related to our line-of-credit arrangements continue to be included as an asset within “Other assets, net” in our Consolidated Balance Sheets. The effects of this standard were applied retrospectively to all prior interim and annual periods presented within this annual report.  The effect of the change in accounting principle was the reduction of mortgage notes by approximately $0.4 million and $0.4 million, senior unsecured notes by approximately $6.7 million and $5.4 million and a corresponding reduction of total assets by approximately $7.1 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively.

Note 3 - Investment in Properties

Our consolidated investment in properties consist of operating properties, properties under development, redevelopment properties, properties in pre-development and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	December 31,	December 31,
	2015	2014
Operating properties	$3,791,721	$3,635,287
Properties under development	242,906	241,934
Properties in pre-development	41,313	23,353
Properties under redevelopment	56,943	50,931
Land held	7,698	8,870
Total Investment in Properties	4,140,581	3,960,375
Less accumulated depreciation and amortization	(742,980)	(703,840)
Net Investment in Properties	$3,397,601	$3,256,535

Acquisition Activity

2015 Acquisition Activity

During the year ended December 31, 2015, we acquired 17 buildings totaling 2.4 million square feet for a total purchase price of $153.1 million. Related to these acquisitions, we incurred acquisition costs of approximately $1.9 million during the year ended December 31, 2015, included in “General and administrative” in our Consolidated Statements of Operations.  The table below represents a summary of our acquisitions during 2015:

	Market	Number of Buildings	Square Feet
East Operating Segment	Atlanta	3	584,000
	Miami	1	54,000
Central Operating Segment	Dallas	1	59,000
	Houston	2	321,000
West Operating Segment	Northern California	2	448,000
	Denver	5	691,000
	Phoenix	1	50,000
	Seattle	2	153,000
	Total	17	2,360,000

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

Development Activity

2015 Development Activity

Our properties under development include the following:

•

Three buildings totaling 0.5 million square feet are currently in lease-up as shell-complete activities have been completed as of December 31, 2015, including one building totaling 0.1 million square feet that was shell-complete upon acquisition.  These properties are 55.0% leased based on weighted average square feet; and

•	13 projects under construction totaling 4.0 million square feet.

During the year ended December 31, 2015, we acquired ten land parcels totaling approximately 271.9 acres of land in the Atlanta, Baltimore/Washington D.C., Chicago, Dallas, Miami, Northern California and Orlando markets for approximately $54.9 million that are held for future development.  Additionally, during the year ended December 31, 2015, we acquired a parking lot located in a business park where we own several buildings.

During the year ended December 31, 2015, we recognized development profit, net of taxes, of approximately $2.6 million related to the sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties.  See Note 12 – Related Party Transactions for additional information.

2014 Development Activity

Our properties under development included the following:

•

Seven buildings totaling 1.4 million square feet that were shell-complete as of December 31, 2014, including two buildings totaling 0.2 million square feet that were shell-complete upon acquisition; 17.4 and

•	11 projects under construction totaling 3.3 million square feet.

During the year ended December 31, 2014, we acquired seven land parcels totaling approximately 103.2 acres of land in the Chicago, Dallas, Pennsylvania and Seattle markets for approximately $21.5 million, of which four are currently under development and three have been completed and stabilized.

During the year ended December 31, 2014, we recognized development profits, net of tax of approximately $2.0 million related to the completion and sale of 8th & Vineyard A and 8th & Vineyard B. As of December 31, 2014, we had three development projects for sale that were under contract.  Due to the terms of the contracts, timing of payments and the sale recognition criteria of GAAP, no profit was recognized in 2014.  The construction and sale were completed in 2015, at which time the development profit, net of taxes, was recognized.

Disposition Activity

2015 Disposition Activity

During the year ended December 31, 2015, we sold 30 consolidated operating properties, totaling 5.3 million square feet, to third-parties for gross proceeds of approximately $243.4 million. We recognized gains of approximately $77.9 million on the disposition of 28 properties. We recognized impairment losses of approximately $2.3 million on the disposition of two properties during 2015 in our East operating segment. The impairment losses are included in “Income (loss) from continuing operations” in the Consolidated Statements of Operations. The estimated fair values of the impaired properties were based upon the contractual sales price, a Level 2 fair value measurement. See “Note 15 – Discontinued Operations and Assets Held for Sale” for additional information. The table below represents a summary of our dispositions during 2015:

	Market	Number of Buildings	Square Feet
East Operating Segment	Atlanta	9	1,464,000
	Memphis	6	2,327,000
	New Jersey	3	242,000
	Pennsylvania	1	104,000
Central Operating Segment	Indianapolis	2	632,000
	Louisville	1	303,000
	Houston	8	229,000
	Total	30	5,301,000

2014 Disposition Activity

During the year ended December 31, 2014, we sold 37 consolidated operating properties, totaling 6.4 million square feet, to third-parties for gross proceeds of approximately $283.2 million. We recognized gains of approximately $43.9 million on the disposition of 33 properties. We recognized impairment losses of approximately $5.6 million on the disposition of four properties and one property that was held for sale during 2014 in our East and Central operating segments. The impairment losses are included in “Income (loss) from continuing operations” in the Consolidated Statements of Operations. See “Note 15 – Discontinued Operations and Assets Held for Sale” for additional information. The estimated fair values of the impaired properties were based upon the contractual sales price, a Level 2 fair value measurement. The table below represents a summary of our dispositions during 2014:

	Market	Number of Buildings	Square Feet
East Operating Segment	Atlanta	3	288,000
	Baltimore/Washington D.C.	3	347,000
	New Jersey	5	542,000
	Pennsylvania	1	112,000
Central Operating Segment	Chicago	3	421,000
	Cincinnati	2	840,000
	Columbus	12	3,480,000
	Dallas	1	21,000
	Houston	7	354,000
	Total	37	6,405,000

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see Note 2—Summary of Significant Accounting Policies for additional information) was approximately $14.5 million, $14.7 million and $11.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Our intangible lease assets and liabilities included the following (in thousands):

	December 31, 2015				December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)	Gross	Accumulated Amortization	Net
Other intangible lease assets	$79,718	$(35,993)	$43,725	4	$81,996	$(33,031)	$48,965
Above market rent	$4,702	$(2,280)	$2,422	2	$4,519	$(1,773)	$2,746
Below market rent	$(31,565)	$9,495	$(22,070)	9	$(30,266)	$7,326	$(22,940)

The following table presents the estimated net amortization of such intangible assets and liabilities and the net impact to rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

		Estimated Net Increase
		to Rental Revenues
	Estimated Net Amortization	Related to Above
For the Period Ended December 31,	of Other Intangible Lease Assets	and Below Market Rents
2016	$11,591	$2,698
2017	9,298	2,289
2018	6,691	1,657
2019	5,362	1,273
2020	3,286	587
Thereafter	7,497	11,144
Total	$43,725	$19,648

Casualty and Involuntary Conversion Events

During 2015, a series of storms caused damage to some of our properties which were covered by insurance for all losses, subject to our deductibles. The recoveries received for damages were in excess of the sum of our incurred losses for clean-up costs and the net book value written off for the damaged property. After all contingencies relating to the casualties were resolved, we recorded casualty gains of approximately $0.4 million in our Consolidated Statements of Operations.

During 2014, we recognized gains of approximately $0.3 million as a result of a settlement pursuant to eminent domain proceedings.

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

During August 2015, IDI/DCT, LLC sold its last property.  We received approximately $14.0 million for our share of the gross proceeds and recognized our share of the gain on sale of approximately $3.7 million, which is included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statement of Operations.

During August 2015, we purchased our partner’s 25.0% interest in one land parcel from the IDI/DCT Buford, LLC joint venture for approximately $1.1 million.

During January 2014, the TRT-DCT Ventures I and II disposed of all their properties. We received net proceeds of approximately $6.6 million from the transactions. Based on the structure of the transactions, we recognized a gain of approximately $0.9 million on the sale of our interest in TRT-DCT Venture I, included in “Gain on dispositions of real estate interests” in our Consolidated Statements of Operations and we recognized our share of the TRT-DCT Venture II’s gain on sale of properties, approximately $2.4 million, which is included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

During March 2014, we purchased our partner’s 50.0% interest in one building from the IDI/DCT, LLC joint venture for $10.3 million. See “Note 3 – Investment in Properties” for additional information.

During December 2014, the IDI/DCT, LLC Venture disposed of one property.  We received net proceeds of approximately $4.1 million from the transaction and recognized our share of the venture’s gain on the sale of the property, approximately $1.0 million, which is included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of December 31, 2015		Investments in and Advances to as of
	Ownership	Number of	December 31,	December 31,
Unconsolidated Joint Ventures	Percentage	Buildings	2015	2014
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$38,153	$39,744
TRT-DCT Venture III	10.0%	4	1,972	1,196
Total Institutional Joint Ventures		17	40,125	40,940
Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	$42,510	$45,342
IDI/DCT, LLC(2)	0.0%	-	-	4,363
IDI/DCT Buford, LLC (land only)(2)	0.0%	-	-	4,083
Total Other		6	42,510	53,788
Total		23	$82,635	$94,728

(1)

Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

(2)	Our interest in the unconsolidated joint venture was liquidated as of December 31, 2015.

Institutional Capital Management Joint Ventures

DCT/SPF Industrial Operating LLC

During 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”) that owns and operates industrial properties located in the U.S. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2015 our ownership interest is 20.0%. As a result of our contribution of properties into the JP Morgan Venture in 2007, we have deferred gains of $2.4 million as of December 31, 2015, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party.

TRT-DCT Industrial Joint Ventures I, II and III

We entered into a joint venture with Dividend Capital Diversified Property Fund (“DCDPF”), formerly known as Dividend Capital Total Realty Trust Inc., to form TRT-DCT Venture I on September 1, 2006. As noted above, during 2014, the venture disposed of all of its properties.

We formed a joint venture with DCDPF, TRT-DCT Industrial Joint Venture II G.P. (“TRT-DCT Venture II”), on March 27, 2007. As a result of our contribution of properties into TRT-DCT Venture II in 2007, we had deferred gains of $0.6 million that were recognized during 2014 upon the disposition of the ventures’ properties.

We formed a joint venture with DCDPF, TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”), on September 9, 2008. Our ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2015 our ownership interest is 10.0%.

Development Projects in Unconsolidated Joint Ventures

SCLA

During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, (“Stirling”), an unrelated third-party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as Southern California Logistics Airport (“SCLA”). We refer to this joint venture as the SCLA joint venture. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including certain extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions. As of December 31, 2015, the SCLA joint venture owned six operating buildings comprised of 2.2 million square feet which were 99.5% occupied, an additional 159.7 acres of land available for development and 21.7 acres that is classified as predevelopment for the development of a 0.4 million square foot property.

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

As noted above during 2015 and 2014, the venture sold its last two properties to third-parties.  As a result of capitalized development costs, we had deferred expenses of $0.4 million and 0.5 million that were recognized during 2015 and 2014, respectively, upon the disposition of the venture’s properties.

IDI/DCT Buford, LLC

During 2008, we entered into a joint venture agreement with IDI to form IDI/DCT Buford, LLC. As noted above during 2015, we purchased our partner’s 25.0% interest in a land parcel and consolidated the land as of December 31, 2015.

Summarized Financial Information

The following table provides unaudited selected combined financial information for unconsolidated joint ventures as of and for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Real estate, net of accumulated depreciation	$308,143	$345,005	$528,130
Total assets	$319,910	$359,655	$547,796
Notes payable	$80,875	$101,923	$190,063
Total liabilities	$88,007	$109,887	$201,583
Partners’ capital	$231,903	$249,768	$346,213
Rental revenues	$36,619	$39,882	$54,363
Operating expenses	$8,276	$8,748	$13,677
Depreciation expense	$15,432	$17,703	$25,300
Interest expense	$3,736	$4,727	$11,686
Net income (loss)	$7,811	$6,834	$(1,090)

Our aggregate investment in these unconsolidated joint ventures at December 31, 2015 and 2014 of approximately $82.6 million and $94.7 million, respectively, exceeds our share of the underlying equity in the net assets of the joint ventures by approximately $13.8 million and $14.2 million, respectively, primarily due to costs incurred in connection with the ventures and capitalized interest prior to commencement of planned principal operations.

Guarantees

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we do not believe we have any material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of December 31, 2015 and 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of December 31, 2015		As of December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$70,000	$70,000	$37,000	$37,000
Fixed rate debt(2)	$1,268,596	$1,310,388	$1,147,045	$1,238,671
Variable rate debt	$225,000	$222,649	$225,000	$226,431

Interest rate contracts:
Interest rate swap asset (liability)(3)	$219	$219	$(167)	$(167)
(1)

The fair values of our borrowings were estimated using a discounted cash flow methodology. Credit spreads and market interest rates used to determine the fair value of these instruments are based on unobservable Level 3 inputs which management has determined to be its best estimate of current market values.

(2)	The carrying amount of our fixed rate debt includes premiums and discounts and excludes deferred loan costs.
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

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 (in thousands). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the years ended December 31, 2015 and 2014.

	During the Year Ended December 31,
	2015	2014
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$(167)	$212
Net unrealized gain (loss) included in accumulated other comprehensive income	73	(533)
Realized loss recognized in interest expense	313	154
Ending balance at December 31	$219	$(167)

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

For derivatives designated as “cash flow” hedges, the effective portion of the changes in the fair value of the derivative is initially reported in OCI in our Consolidated Statements of Comprehensive Income (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s changes in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%.  As of December 31, 2015 and 2014, we had borrowings payable subject to pay-fixed, received-floating interest swaps with aggregate principal balances of approximately $6.8 million and $7.0 million, respectively.

During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor. In the event that US LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between US LIBOR and zero. As of December 31, 2015, we had borrowings payable subject to a pay-fixed, received-floating interest swap with aggregate principal balances of approximately $200.0 million.

The following table presents the effect of our derivative financial instruments on our accompanying consolidated financial statements (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$(463)	$(1,159)	$675
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(4,785)	$(4,670)	$(4,490)

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $6.3 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness

As of December 31, 2015, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2014, our outstanding indebtedness of $1.4 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $42.5 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of December 31, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2014, the total gross book value of our consolidated properties was approximately $4.0 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of December 31, 2015 and 2014.

Our outstanding indebtedness is summarized below (in thousands):

			As of December 31,
	Interest Rate(1)	Maturity Date	2015	2014
Senior Unsecured Notes:
9 year, fixed rate	5.43%	Apr-20	$50,000	$50,000
10 year, fixed rate(2)	5.77%	Apr-16	50,000	50,000
Private Placement 5 year, fixed rate	5.63%	Jun-15	-	40,000
Private Placement 7 year, fixed rate	6.31%	Jun-17	51,000	51,000
Private Placement 8 year, fixed rate	6.52%	Jun-18	41,500	41,500
Private Placement 11 year, fixed rate	6.95%	Jun-21	77,500	77,500
2011 Private Placement 5 year, fixed rate	4.02%	Aug-16	49,000	49,000
2011 Private Placement 7 year, fixed rate	4.69%	Aug-18	40,000	40,000
2011 Private Placement 8 year, fixed rate	4.97%	Aug-19	46,000	46,000
2011 Private Placement 10 year, fixed rate	5.42%	Aug-21	15,000	15,000
2011 Private Placement 11 year, fixed rate	5.50%	Aug-22	40,000	40,000
2011 Private Placement 12 year, fixed rate	5.57%	Aug-23	35,000	35,000
2012 Private Placement 10 year, fixed rate(2)	4.21%	Sep-22	90,000	90,000
2013 Bonds, 10 year, fixed rate(2)	4.50%	Oct-23	275,000	275,000
Mortgage Secured Notes:
Cargo Ventures	5.77%	Feb-16	-	51,837
Airport Distribution Center	6.88%	Apr-17	17,789	-
1725 Puyallup Street	6.11%	Apr-17	3,554	3,633
6740 Dorsey	5.62%	Jun-17	8,200	8,200
State Highway 225	6.25%	Aug-17	5,607	5,754
Shelby 4(3)	7.40%	Dec-17	-	470
Miami Commerce Center	6.91%	Oct-18	1,823	2,405
Cabot	6.17%	Feb-19	48,710	49,559
Cabot(2)	6.11%	Feb-20	63,490	64,614
6400 Hollister	6.70%	Apr-20	6,240	6,394
7425 Pinemont	6.25%	Jul-20	2,410	2,450
1050 Northbrook Parkway	5.50%	Jan-21	2,863	-
1625 Rollins Road	4.25%	Dec-21	17,997	18,520
Haven A	7.29%	Oct-22	6,325	7,025
1450 Remington Blvd	6.72%	Nov-22	6,716	-
Shelby 19(4)	6.72%	Nov-22	-	7,468
Haven G	4.72%	Jun-23	921	944
740 Palmyrita	4.72%	Jun-23	5,878	6,020
6th & Rochester	4.96%	Aug-23	2,613	2,887
1555 Oakley Industrial Blvd	5.75%	Aug-25	5,794	6,234
Total			1,066,930	1,144,414
Premiums/Discounts, Net of Amortization	N/A		1,666	2,631
Deferred Loan Costs, Net of Amortization(6)	N/A		(3,909)	(4,608)
Total Senior Unsecured Notes and Mortgage Notes, net	N/A		1,064,687	1,142,437
Bank Unsecured Credit Facilities
Senior unsecured revolving credit facility	1.36%	Apr-19	70,000	37,000
2018 Term loan, variable(5)	N/A	Apr-20	-	225,000
2017 Notes, variable rate	1.46%	Apr-17	100,000	-
2020 Notes, variable rate	1.46%	Apr-20	125,000	-
2022 Notes, fixed rate	3.31%	Dec-22	200,000	-
Deferred Loan Costs, Net of Amortization(6)			(3,215)	(1,205)
Total Bank Unsecured Credit Facilities	N/A		491,785	260,795
Total Carrying Value of Debt	N/A		$1,556,472	$1,403,232

Fixed Rate Debt(7)	4.99%		$1,266,930	$1,144,414
Premiums/Discounts, Net of Amortization	N/A		1,666	2,631
Deferred Loan Costs, Net of Amortization(6)	N/A		(7,124)	(5,813)
Variable Rate Debt(7)	1.44%		295,000	262,000
Total Carrying Value of Debt	N/A		$1,556,472	$1,403,232

(footnotes on following page)

(1)	Interest rates for fixed rate debt are stated rates. Interest rates for variable rate debt are the interest rate charged as of the last payment in 2015.
(2)	We settled certain derivative instruments related to these notes and the settlement amount of these derivative instruments are amortized to interest expense over the life of the assigned notes.
(3)	The mortgage note was paid off upon the disposal of the property during 2015.
(4)	The property securing the mortgage note was substituted with the property 1450 Remington Blvd during March 2015.
(5)	During 2015, we amended and restated our existing $225.0 million senior unsecured term loan. See Debt Payoffs, Refinancing and Issuances for further information.
(6)	Excludes deferred loan costs for line-of-credit arrangements, net of amortization, of approximately $3.1 million and $2.2 million as of December 31, 2015 and 2014, respectively.
(7)	Weighted average interest rates are based upon outstanding balances as of December 31, 2015.

Debt Payoffs, Refinancing and Issuances

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

During October 2015, we paid-off a $50.9 million mortgage note at par maturing February 2016 using proceeds from the Company’s senior unsecured revolving credit facility.

During December 2015, we entered into a $200.0 million variable rate senior unsecured term loan which matures on December 10, 2022 which bears interest at a variable rate equal to US LIBOR, plus a margin, depending on our public debt credit rating, of between 1.45% to 2.40% per annum or, at our election, an alternate base rate plus a margin of between 0.45% to 1.40% per annum.  US LIBOR rate has a floor of zero.  On December 11, 2015, we entered into a pay-fixed, receive-floating interest rate swap which effectively fixes the interest rate on the term loan at 3.31% through maturity, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor.  In the event that US LIBOR was negative, the Company would make payments to the hedge counterparty equal to the spread between US LIBOR and zero. We primarily used the proceeds to pay down the senior unsecured revolving credit facility and for general corporate purposes.

Debt Assumptions

During the year ended December 31, 2014, we assumed three mortgage notes with aggregate outstanding balances totaling $18.3 million in connection with property acquisitions. We recorded approximately a $2.0 million premium in connection with the assumption of these notes.

During the year ended December 31, 2015, we assumed two mortgage notes with aggregate outstanding balances totaling $21.1 million in connection with property acquisitions. We recorded a $1.9 million premium in connection with the assumption of these notes.

Line of Credit

As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million. As of December 31, 2014, we had $37.0 million outstanding and $243.5 million available under our senior unsecured revolving credit facility, net of three letters of credit totaling $19.5 million.

Guarantee of Debt

DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the bank unsecured credit facilities.

Interest Expense and Capitalized Interest

During the years ended December 31, 2015, 2014 and 2013, we incurred interest expense of approximately $69.9 million, $72.3 million and $71.7 million, respectively, including amounts included in discontinued operations. We capitalized approximately $15.8 million, $9.1 million and $8.3 million of interest in 2015, 2014 and 2013, respectively, associated with certain development, redevelopment and other construction activities.

Debt Maturities

The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs as of December 31, 2015 (in thousands):

	Senior		Bank Unsecured
Year	Unsecured Notes	Mortgage Notes	Credit Facilities		Total
2016	$99,000	$6,721	$-		$105,721
2017	51,000	41,078	100,000	(1)	192,078
2018	81,500	6,747	-		88,247
2019	46,000	51,344	70,000		167,344
2020	50,000	71,933	125,000	(1)	246,933
Thereafter	532,500	29,107	200,000	(1)	761,607
Total	$860,000	$206,930	$495,000		$1,561,930

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

Note 7 – Commitments and Contingencies

Legal Matters

We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

Operating Leases

The following table presents our contractual obligations as of December 31, 2015, specifically our obligations under operating lease agreements and ground lease agreements (in thousands):

Year Ended December 31,	Operating Leases	Ground Leases
2016	$965	$559
2017	448	551
2018	339	551
2019	303	551
2020	304	551
Thereafter	72	9,131
Total	$2,431	$11,894

Substantially all of the office space and equipment subject to the operating leases are for the use at our corporate and regional offices. Rent expense recognized was approximately $1.1 million, $1.1 million and $0.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8 – Noncontrolling Interests

DCT

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third party partners in consolidated real estate investments, including related parties as discussed in Note 12 – Related Party Transactions. Our noncontrolling interests held by third-party partners in our consolidated joint ventures totaled $12.7 and $12.0 million as of December 31, 2015 and 2014, respectively.

The following table presents the noncontrolling interests’ share of consolidated net income (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Noncontrolling interests’ share of (income) loss from continuing operations	$(8,917)	$(2,801)	$1
Noncontrolling interests’ share of income from discontinued operations	-	(283)	(1,603)
Net income attributable to noncontrolling interests	$(8,917)	$(3,084)	$(1,602)

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

DCT

Common Stock

As of December 31, 2015 and 2014, approximately 88.3 million and 88.0 million shares of common stock were issued and outstanding, respectively.

On May 29, 2013, we registered a third continuous equity offering program, to replace our continuous equity offering program previously registered on November 20, 2012.  During the year ended December 31, 2014, approximately 4.1 million shares were issued through the third continuous equity offering program, at an average price of $30.98 per share for proceeds of approximately $126.6 million, net of offering expenses.  During the year ended December 31, 2013, approximately 3.5 million shares were issued through the third continuous equity offering program, at an average price of $29.49 per share for proceeds of approximately $100.4 million, net of offering expenses. The proceeds from the sale of shares were used for general corporate purposes, including funding acquisitions and repaying debt. As of December 31, 2015 and 2014, no shares were available to be issued under the current offering.

On November 7, 2014, we issued 3.4 million shares of common stock in a public offering at a price of $33.68 per share for proceeds of approximately $112.4 million, net of offering expenses.  The proceeds were used for acquisitions, development activities, repayment of debt and other general purposes.

On August 13, 2013, we issued 5.8 million shares of common stock in a public offering at a price of $28.80 per share for proceeds of approximately $158.2 million, net of offering expenses. The proceeds were used to repay borrowings under our senior unsecured revolving credit facility and for other general purposes.

During the years ended December 31, 2015, 2014 and 2013, we issued approximately 0.1 million, 0.1 million and 0.1 million, respectively, shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.

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

As of December 31, 2015 and 2014, DCT owned approximately 95.6% and 95.4%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.

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

During the years ended December 31, 2015, 2014 and 2013, approximately 0.3 million, 0.4 million and 0.8 million OP Units were redeemed for approximately $4.4 million, $1.0 million and $1.5 million in cash and approximately 0.2 million, 0.3 million and 0.7 million shares of DCT common stock, respectively.

As of December 31, 2015, 2014 and 2013, there were approximately 4.0 million, 4.2 million and 4.4 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $150.9 million, $149.8 million and $125.9 million based on the $37.37, $35.66 and $28.52 per share closing price of DCT’s common stock on December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, 2014 and 2013, included in OP Units were approximately 0.6 million, 0.4 million and 0.3 million vested LTIP Units issued under our Long-Term Incentive Plan, respectively.

Allocations of Net Income and Net Losses to Partners

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interests in the OP Units issued by the Operating Partnership.

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

Preferred Shares

Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2015 and 2014, we had no outstanding shares of preferred stock.

Shares-in-Trust

Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of 100,000,000 shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2015 and 2014, we had no outstanding shares-in-trust.

Distributions

Our distributions are calculated based upon the total number of shares of our common stock and OP Units outstanding on the distribution record date as declared by our board of directors. We accrue and pay distributions on a quarterly basis. The following table presents the distributions that have been paid and/or declared to date by our board of directors:

Amount Declared During Quarter Ended in 2015:	Per Share	Date Paid
December 31,	$0.29	January 7, 2016
September 30,	0.28	October 14, 2015
June 30,	0.28	July 15, 2015
March 31,	0.28	April 15, 2015
Total 2015	$1.13

Amount Declared During Quarter Ended in 2014:	Per Share	Date Paid
December 31,	$0.28	January 10, 2015
September 30,	0.28	October 15, 2014
June 30,	0.28	July 16, 2014
March 31,	0.28	April 16, 2014
Total 2014	$1.12

Amount Declared During Quarter Ended in 2013:	Per Share	Date Paid
December 31,	$0.28	January 9, 2014
September 30,	0.28	October 16, 2013
June 30,	0.28	July 17, 2013
March 31,	0.28	April 17, 2013
Total 2013	$1.12

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

DCT

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	For the Year Ended December 31,
	2015	2014	2013
Earnings per Common Share – Basic and Diluted
Numerator
Income (loss) from continuing operations	$102,965	$46,531	$(9,251)
(Income) loss from continuing operations attributable to noncontrolling interests	(8,917)	(2,801)	1
Income (loss) from continuing operations attributable to common stockholders	94,048	43,730	(9,250)
Less: Distributed and undistributed earnings allocated to participating securities	(678)	(677)	(692)
Numerator for adjusted income (loss) from continuing operations attributable to common stockholders	93,370	43,053	(9,942)
Income from discontinued operations	-	5,717	26,723
Noncontrolling interests' share of income from discontinued operations	-	(283)	(1,603)
Numerator for income from discontinued operations attributable to common stockholders	-	5,434	25,120
Adjusted net income attributable to common stockholders	$93,370	$48,487	$15,178

Denominator
Weighted average common shares outstanding – basic	88,182	83,280	74,692
Effect of dilutive securities:
Stock options and phantom stock	332	292	-
Weighted average common shares outstanding – diluted	88,514	83,572	74,692

Earnings per Common Share – Basic
Income (loss) from continuing operations	$1.06	$0.52	$(0.13)
Income from discontinued operations	0.00	0.06	0.33
Net income attributable to common stockholders	$1.06	$0.58	$0.20

Earnings per Common Share – Diluted
Income (loss) from continuing operations	$1.05	$0.52	$(0.13)
Income from discontinued operations	0.00	0.06	0.33
Net income attributable to common stockholders	$1.05	$0.58	$0.20

Operating Partnership

The following table presents the computation of basic and diluted earnings per common unit (in thousands, except per unit amounts):

	For the Year Ended December 31,
	2015	2014	2013
Earnings per OP Unit – Basic and Diluted
Numerator
Income (loss) from continuing operations	$102,965	$46,531	$(9,251)
Income from continuing operations attributable to noncontrolling interests	(4,409)	(526)	(589)
Income (loss) from continuing operations attributable to OP Unitholders	98,556	46,005	(9,840)
Less: Distributed and undistributed earnings allocated to participating securities	(678)	(677)	(692)
Numerator for adjusted income (loss) from continuing operations attributable to OP Unitholders	97,878	45,328	(10,532)
Income from discontinued operations	-	5,717	26,723
Noncontrolling interests' share of income from discontinued operations	-	-	-
Numerator for income from discontinued operations attributable to OP Unitholders	-	5,717	26,723
Adjusted net income attributable to OP Unitholders	$97,878	$51,045	$16,191

Denominator
Weighted average OP Units outstanding – basic	92,409	87,611	79,462
Effect of dilutive securities:
Stock options and phantom stock	332	292	-
Weighted average OP Units outstanding – diluted	92,741	87,903	79,462

Earnings per OP Unit – Basic
Income (loss) from continuing operations	$1.06	$0.52	$(0.13)
Income from discontinued operations	0.00	0.06	0.33
Net income attributable to OP Unitholders	$1.06	$0.58	$0.20

Earnings per OP Units – Diluted
Income (loss) from continuing operations	$1.06	$0.52	$(0.13)
Income from discontinued operations	0.00	0.06	0.33
Net income attributable to OP Unitholders	$1.06	$0.58	$0.20

DCT and the Operating Partnership

Potentially Dilutive Shares

We have excluded from diluted earnings per share the weighted average common share equivalents or common unit equivalents related to 0.7 million stock options and phantom stock for the year ended December 31, 2013 because their effect would be anti-dilutive.

Additionally, for the years ended December 31, 2015, 2014 and 2013, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.2 million, 4.3 million and 4.8 million OP Units, respectively, because their effect would be anti-dilutive.

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

During the year ended December 31, 2015, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $7.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 26% and a weighted average risk-free interest rate of 1.28%.

Additionally, in December 2015, we entered into a resignation agreement and consulting agreement with a senior executive. We recognized $3.6 million of expense for the year ended December 31, 2015 in “General and administrative” expense in our Consolidated Statement of Operations related to the following equity grants. Approximately 61,000 LTIP Units were granted, of which approximately 35,000 LTIP Units vested immediately and 26,000 LTIP Units vest over a one-year period.  The fair value of the awards was $2.1 million as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23% and a weighted average risk-free rate of 1.76%.  Additionally, vesting was accelerated on approximately 38,000 of unvested LTIP Units and approximately 6,000 LTIP Units were accelerated to vest within one year resulting in an additional $1.5 million of expense for the year ended December 31, 2015.

During the year ended December 31, 2014, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a period of four to five years with a total fair value $4.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 40% and risk-free interest rates of 1.47%.

During the year ended December 31, 2013, approximately 0.2 million LTIP Units were granted to senior executives, which vest over a four year period with a total fair value of $4.6 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 52% and risk-free interest rate of 0.84%.

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

During the year ended December 31, 2013, approximately 0.1 million LTIP Units were granted with a grant date fair value of approximately $2.4 million. We did not grant any awards under the program during 2014 or 2015.

The following table summarizes the number of awards redeemed and converted to DCT’s common stock on a one for one basis, the fair value at vesting date for the awards vested during the period and the number of awards outstanding at period end related to phantom shares, restricted stock and LTIP Units:

	Phantom Shares	Restricted Stock	LTIP Units(1)
During the year ended December 31, 2015:
Common stock issued for vested units (in thousands)	4	58	60
Fair value of units vested (in millions)	$0.5	$2.1	$6.3
Units outstanding at end of period (in thousands)	75	107	1,097
During the year ended December 31, 2014:
Common stock issued for vested units (in thousands)	4	48	8
Fair value of units vested (in millions)	$0.4	$1.4	$4.9
Units outstanding at end of period (in thousands)	65	164	896
During the year ended December 31, 2013:
Common stock issued for vested units (in thousands)	5	47	-
Fair value of units vested (in millions)	$0.5	$1.2	$5.3
Units outstanding at end of period (in thousands)	53	138	750

(1)	Approximately 8,000 LTIP Units were redeemed for approximately $0.3 million in cash during 2015.

The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands):

	Phantom Shares		Restricted Stock		LTIP Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	18	$23.52	124	$21.28	375	$20.56
Granted	14	30.68	71	28.52	266	27.48
Vested	(18)	23.52	(47)	20.08	(198)	22.92
Forfeited	-	-	(10)	24.08	-	-
Unvested at December 31, 2013	14	$30.68	138	$25.20	443	$24.16
Granted	16	31.28	83	29.84	154	27.69
Vested	(14)	30.68	(48)	23.93	(140)	23.16
Forfeited	-	-	(9)	27.80	-	-
Unvested at December 31, 2014	16	$31.28	164	$27.77	457	$25.66
Granted	15	33.70	28	37.68	315	35.17
Vested	(16)	31.28	(58)	26.57	(178)	24.56
Forfeited	-	-	(28)	30.21	(47)	30.57
Unvested at December 31, 2015	15	$33.70	106	$30.33	547	$27.13

Stock Options

The Company may grant stock options to certain employees pursuant to our Long-Term Incentive Plan, as amended. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. No stock options were granted under our Long-Term Incentive Plan, as amended, prior to 2007. During the year ended December 31, 2015, we issued approximately 32,000 shares of common stock upon the exercise of options to purchase DCT’s common stock by certain employees. There were no options granted during the years ended December 31, 2015, 2014 and 2013.

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

The following table presents total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2015, 2014 and 2013, as well as the total options exercisable as of December 31, 2015 (number of options and intrinsic value in thousands):

	Independent Director Option Plan	Long-Term Incentive Plan	Weighted Average Option Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Issued and outstanding as of December 31, 2012	16	676	$27.28
Granted	-	-	-	$-
Exercised	-	(25)	17.48			$309
Forfeited and/or expired	(5)	(5)	37.48
Issued and outstanding as of December 31, 2013	11	646	$27.48
Granted	-	-	-	$-
Exercised	-	(192)	16.82			$3,154
Forfeited and/or expired	(2)	(3)	38.75
Issued and outstanding as of December 31, 2014	9	451	$31.78
Granted	-	-	-	$-
Exercised	-	(116)	24.26			$1,391
Forfeited and/or expired	(5)	(9)	32.42
Issued and outstanding as of December 31, 2015	4	326	$34.40		2.3	$1,667
Exercisable as of December 31, 2015	4	326	$34.40		2.3	$1,667

Equity Compensation Expense

The following table summarizes the amount recorded in “General and administrative” expense in our Consolidated Statement of Operations for the amortization of phantom shares, restricted stock, LTIP Units and stock options (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Phantom shares	$0.5	$0.5	$0.4
Restricted stock	1.3	1.5	1.2
LTIP Units	8.8	3.9	3.3
Stock options	0.0	0.1	0.2
Total Equity Compensation Expense	10.6	6.0	5.1
Less: Amount capitalized due to development and leasing activities	(1.6)	(1.2)	(1.1)
Net equity compensation	$9.0	$4.8	$4.0

The following table summarizes the remaining unrecognized expense and remaining period over which we expect to amortize the expense as of December 31, 2015 related to phantom shares, restricted stock, LTIP Units and stock options (dollars in millions):

	Unrecognized Expense	Remaining Period
	as of December 31, 2015	to Recognize Expense
Phantom shares	$0.2	4 months
Restricted stock	$2.2	2.2 years
LTIP Units	$7.8	2.5 years
Stock options	$0.0	N/A

Note 12 – Related Party Transactions

8th and Vineyard Consolidated Joint Venture

In May 2010 we entered into the 8th and Vineyard joint venture with Iowa Investments, LLC, an entity owned by our former president, to purchase 19.3 acres of land held for development in Southern California. Pursuant to the joint venture agreement, we will first receive a return of all capital along with a preferred return. Thereafter, Iowa Investments, LLC will receive a return of all capital along with a promoted interest. The land parcel acquired by 8th and Vineyard was purchased from an entity in which the same executive had a minority ownership. The total acquisition price of $4.7 million was determined to be at fair value.

As of December 31, 2015, we completed the construction and disposition of five buildings and 0.8 acres of land in the joint venture to third-parties resulting in the disposition of all of the joint venture’s assets.  The joint venture is in the process of winding up activities and liquidating the partnership.  We received a preferred return on our capital contributions of approximately $3.0 million and Iowa Investments, LLC received approximately $3.7 million which was recorded as non-controlling interest in our Consolidated Statement of Operations.

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

Summary of Current and Deferred Income Taxes

Components of the provision (benefit) for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit)
Current:
Federal	$(62)	$89	$51
State	556	735	813
Foreign	-	105	(11)
Total current tax expense (benefit)	$494	$929	$853

Deferred:
Federal	$127	$(875)	$(755)
State	115	(239)	(41)
Total deferred tax expense (benefit)	$242	$(1,114)	$(796)

Total income tax expense (benefit)	$736	$(185)	$57

Consolidated Statements of Operations classification
Continuing operations expense (benefit)	$736	$(217)	$68
Discontinued operations expense (benefit)	$-	$32	$(11)

Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable local laws and regulations, taking into account provisions of applicable double tax treaties. During the years ended December 31, 2014, and 2013, we incurred $105,000 and $(11,000) of foreign income tax (benefit) expense, respectively, resulting from our operations in Mexico, which were disposed of during 2013.  No foreign income tax (benefit) expense was incurred during the year ended December 31, 2015.

Deferred Income Taxes

Deferred income taxes represent the tax effect of temporary differences between the book and tax basis of assets and liabilities. As of December 31, 2015, we had recorded a $2.6 million deferred tax asset, net of valuation allowance of $1.7 million, included in the Consolidated Balance Sheets in “Other assets, net”, and a $0.8 million deferred tax liability, included in the Consolidated Balance Sheets in “Other liabilities”, for federal and state income taxes on our taxable REIT subsidiaries. For the year ended December 31, 2015, net deferred taxes increased by $0.4 million. During the years ended December 31, 2015 and 2014 $0.2 million of deferred income tax expense and $1.1 million of deferred income tax benefit, respectively, is included in “Income tax benefit (expense) and other taxes” and $0.6 million of income tax benefit and $1.2 million of tax expense, respectively, is included in “Development profit, net of taxes” in our Consolidated Statements of Operations. As of December 31, 2014, we had recorded a $2.2 million deferred tax asset, net of valuation allowance of $1.7 million, and a $0.9 million deferred tax liability for federal and state income taxes on our taxable REIT subsidiaries. Deferred tax assets (liabilities) were as follows (in thousands):

	As of December 31,
	2015	2014
Deferred taxes:
Depreciation and amortization	$1,905	$1,879
Section 163(j) interest limitations	1,390	1,376
Basis difference - investments in unconsolidated joint ventures	68	507
Net operating loss carryforwards	654	62
Other	234	137
Total deferred tax assets	$4,251	$3,961
Valuation allowance	(1,673)	(1,716)
Net deferred income tax assets	$2,578	$2,245

Basis difference - investment in properties	$(509)	$(509)
Basis difference - straight-line rent	(316)	(390)
Total deferred tax liabilities	$(825)	$(899)

Net deferred taxes	$1,753	$1,346

Note 14 – Segment Information

The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. The following segment disclosures exclude the results from discontinued operations (see Note 15 – Discontinued Operations and Assets Held for Sale for additional information).

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Segments:
East assets	$1,034,869	$1,010,263	$1,026,416
Central assets	1,092,315	1,067,616	1,034,814
West assets	1,365,471	1,245,990	1,018,246
Total segment net assets	3,492,655	3,323,869	3,079,476
Non-segment assets:
Non-segment cash and cash equivalents	15,860	16,653	25,671
Other non-segment assets (1)	123,840	105,199	145,624
Assets held for sale (2)	-	-	8,196
Total assets	$3,632,355	$3,445,721	$3,258,967
(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
(2)	Represents assets held for sale that meet the definition of a discontinued operation.

The following table presents the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
East	$106,350	$111,624	$95,682
Central	130,791	128,567	111,017
West	115,950	94,596	79,519
Rental revenues	353,091	334,787	286,218
Institutional capital management and other fees	1,606	1,739	2,787
Total revenues	$354,697	$336,526	$289,005

The following table presents property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Income (loss) from continuing operations” (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
East	$80,231	$81,955	$69,853
Central	92,099	87,281	76,327
West	88,547	71,241	60,013
Property NOI (1)	260,877	240,477	206,193
Institutional capital management and other fees	1,606	1,739	2,787
Gain on business combination	-	1,000	-
Gain on dispositions of real estate interests	77,871	39,671	-
Real estate related depreciation and amortization	(156,010)	(148,992)	(130,002)
Casualty and involuntary conversion gain	414	328	296
Development profit, net of taxes	2,627	2,016	268
General and administrative	(34,577)	(29,079)	(28,010)
Impairment losses	(2,285)	(5,635)	-
Equity in earnings of unconsolidated joint ventures, net	7,273	6,462	2,405
Interest expense	(54,055)	(63,236)	(63,394)
Interest and other income (expense)	(40)	1,563	274
Income tax benefit (expense) and other taxes	(736)	217	(68)
Income (loss) from continuing operations	$102,965	$46,531	$(9,251)
(1)

Property net operating income (“property NOI”) is defined as rental revenues, including reimbursements, less rental expenses and real estate taxes, which excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gains (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income (expense) and income tax benefit (expense) and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as depreciation, amortization, impairment, general and administrative expenses and interest expense. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income (loss) attributable to common stockholders, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 15 – Discontinued Operations and Assets Held for Sale

Assets Held for Sale

As of December 31, 2015, four properties in our Central operating segment were classified as held for sale.  In January 2016, we completed the sale of these properties.

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

During the year ended December 31, 2013, we recognized gains of approximately $33.6 million on the disposition of 36 properties and recognized impairment losses of approximately $13.3 million on the disposition of a portfolio of 15 properties in Dallas reported as discontinued operations.

The following is a summary of the components of income from discontinued operations (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Rental revenues	$-	$429	$17,234
Rental expenses and real estate taxes	-	(19)	(3,538)
Real estate related depreciation and amortization	-	-	(7,118)
General and administrative expense	-	(38)	(157)
Operating income	-	372	6,421
Interest and other expense	-	(19)	(49)
Income tax benefit (expense) and other taxes	-	(32)	11
Operating income and other income	-	321	6,383
Impairment losses	-	(132)	(13,279)
Gain on dispositions of real estate interests	-	5,528	33,619
Income from discontinued operations	$-	$5,717	$26,723

Note 16 – Quarterly Results (Unaudited)

DCT

The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2015 and 2014 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Total revenues	$88,440	$88,538	$88,425	$89,294	$354,697
Total operating expenses	$70,985	$70,234	$70,478	$72,975	$284,672
Operating income	$17,455	$18,304	$17,947	$16,319	$70,025
Income from continuing operations	$30,301	$23,001	$9,079	$40,584	$102,965
Net income attributable to common stockholders	$28,745	$18,297	$8,457	$38,549	$94,048
Earnings per common share – basic:(1)
Income from continuing operations	$0.32	$0.21	$0.09	$0.44	$1.06
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00
Net income attributable to common stockholders	$0.32	$0.21	$0.09	$0.44	$1.06
Earnings per common share – diluted:(1)
Income from continuing operations	$0.32	$0.20	$0.09	$0.43	$1.05
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00
Net income attributable to common stockholders	$0.32	$0.20	$0.09	$0.43	$1.05
Basic common shares outstanding	88,090	88,187	88,207	88,241	88,182
Diluted common shares outstanding	88,419	88,486	88,526	88,614	88,514

	For the Quarter Ended				For the Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Total revenues	$83,383	$83,610	$84,607	$84,926	$336,526
Total operating expenses	$73,225	$67,948	$68,443	$68,072	$277,688
Operating income	$10,158	$15,662	$16,164	$16,854	$58,838
Income from continuing operations	$459	$2,055	$12,858	$31,159	$46,531
Income from discontinued operations	$9	$5,215	$352	$141	$5,717
Net income attributable to common stockholders	$317	$6,801	$12,409	$29,637	$49,164
Earnings per common share – basic:(1)
Income from continuing operations	$0.00	$0.03	$0.15	$0.34	$0.52
Income from discontinued operations	$0.00	$0.06	$0.00	$0.00	$0.06
Net income attributable to common stockholders	$0.00	$0.09	$0.15	$0.34	$0.58
Earnings per common share – diluted:(1)
Income from continuing operations	$0.00	$0.03	$0.15	$0.34	$0.52
Income from discontinued operations	$0.00	$0.06	$0.00	$0.00	$0.06
Net income attributable to common stockholders	$0.00	$0.09	$0.15	$0.34	$0.58
Basic common shares outstanding	80,986	82,280	83,391	86,406	83,280
Diluted common shares outstanding	81,249	82,563	83,691	86,728	83,572

(See footnote definitions on next page)

Operating Partnership

The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2015 and 2014 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Total revenues	$88,440	$88,538	$88,425	$89,294	$354,697
Total operating expenses	$70,985	$70,234	$70,478	$72,975	$284,672
Operating income	$17,455	$18,304	$17,947	$16,319	$70,025
Income from continuing operations	$30,301	$23,001	$9,079	$40,584	$102,965
Net income attributable to OP Unitholders	$30,148	$19,177	$8,853	$40,378	$98,556
Earnings per OP Unit – basic:(1)
Income from continuing operations	$0.32	$0.21	$0.09	$0.44	$1.06
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00
Net income attributable to OP Unitholders	$0.32	$0.21	$0.09	$0.44	$1.06
Earnings per OP Unit – diluted:(1)
Income from continuing operations	$0.32	$0.20	$0.09	$0.43	$1.06
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00
Net income attributable to OP Unitholders	$0.32	$0.20	$0.09	$0.43	$1.06
Basic OP Units outstanding	92,389	92,443	92,424	92,377	92,409
Diluted OP Units outstanding	92,718	92,742	92,743	92,750	92,741

	For the Quarter Ended				For the Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Total revenues	$83,383	$83,610	$84,607	$84,926	$336,526
Total operating expenses	$73,225	$67,948	$68,443	$68,072	$277,688
Operating income	$10,158	$15,662	$16,164	$16,854	$58,838
Income from continuing operations	$459	$2,055	$12,858	$31,159	$46,531
Income from discontinued operations	$9	$5,215	$352	$141	$5,717
Net income attributable to OP Unitholders	$335	$7,167	$13,061	$31,159	$51,722
Earnings per OP Unit – basic:(1)
Income from continuing operations	$0.00	$0.03	$0.15	$0.34	$0.52
Income from discontinued operations	$0.00	$0.06	$0.00	$0.00	$0.06
Net income attributable to OP Unitholders	$0.00	$0.09	$0.15	$0.34	$0.58
Earnings per OP Unit – diluted:(1)
Income from continuing operations	$0.00	$0.03	$0.15	$0.34	$0.52
Income from discontinued operations	$0.00	$0.06	$0.00	$0.00	$0.06
Net income attributable to OP Unitholders	$0.00	$0.09	$0.15	$0.34	$0.58
Basic OP Units outstanding	85,443	86,619	87,679	90,649	87,611
Diluted OP Units outstanding	85,706	86,903	87,979	90,971	87,903

(1)

Quarterly amounts for earnings per common share and OP unit may not total to annual amounts due to rounding and changes in the number of weighted common shares and OP units outstanding included in the calculation of diluted common shares and OP units.

Note 17 – Subsequent Events

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

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2015
Property	Number of Buildings	Encum- brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation6)	Acquisition Date	Year Built
Newpoint I	1	$-	$2,143	$12,908	$15,051	$(406)	(2)	$2,088	$12,557	$14,645	$(4,548)	03/31/04	1997
Southcreek	4	5,794	7,843	45,385	53,228	5,362		8,342	50,248	58,590	(17,712)	6/8/2004-2/13/2009	1999-2006
Breckinridge Industrial	2	-	1,950	10,159	12,109	(754)	(2)	1,950	9,405	11,355	(3,276)	10/01/04	2000
Cobb Industrial	2	-	1,120	5,249	6,369	60		1,120	5,309	6,429	(1,841)	10/01/04	1996
Atlanta NE Portfolio	1	4,201	1,197	9,647	10,844	491		1,197	10,138	11,335	(3,231)	11/05/04	1987
Northmont Parkway	5	7,012	4,556	22,726	27,282	1,093		4,556	23,819	28,375	(8,313)	12/03/04	2003
Penney Road	1	-	401	4,145	4,546	323		401	4,468	4,869	(1,682)	07/21/05	2001
Southfield Parkway	1	1,604	523	3,808	4,331	295		523	4,103	4,626	(1,360)	07/21/05	1994
Livingston Court	1	-	342	2,523	2,865	579		342	3,102	3,444	(1,583)	07/21/05	1985
Peterson Place	2	-	321	4,144	4,465	7		321	4,151	4,472	(1,619)	07/21/05	1984
Buford Development	1	2,114	1,370	7,151	8,521	2,053		1,370	9,204	10,574	(2,950)	03/31/06	2006
Evergreen Boulevard	2	8,532	3,123	14,265	17,388	2,551		3,123	16,816	19,939	(5,200)	06/09/06	1999
Pleasantdale	1	-	790	1,503	2,293	380		819	1,854	2,673	(542)	07/11/11	1995
Evergreen Drive	1	-	1,580	7,359	8,939	2,331		1,580	9,690	11,270	(1,580)	04/10/12	2001
Johnson Road	2	-	1,372	4,707	6,079	254		1,372	4,961	6,333	(1,084)	03/28/13	2007
Southfield	1	-	954	3,153	4,107	185		954	3,338	4,292	(723)	05/10/13	1997
Battle Drive	1	-	4,950	13,990	18,940	64		4,950	14,054	19,004	(1,837)	10/03/13	1999
Cobb International Blvd	1	-	1,790	6,403	8,193	48		1,790	6,451	8,241	(758)	10/21/14	1990
Henry D Robinson Blvd	1	-	2,877	12,807	15,684	(277)	(2)	2,877	12,530	15,407	(618)	01/15/15	2005
Northbrook Parkway	1	2,863	956	4,994	5,950	593		956	5,587	6,543	(253)	02/26/15	1990
Shiloh	1	-	413	4,188	4,601	137		413	4,325	4,738	(160)	05/21/15	1996
River West	1	-	2,939	29,821	32,760	-		2,939	29,821	32,760	(244)	11/08/12	2015
TOTAL ATLANTA MARKET	34	32,120	43,510	231,035	274,545	15,369		43,983	245,931	289,914	(61,114)
Delta Portfolio	4	2,752	5,110	22,549	27,659	3,038		5,047	25,650	30,697	(8,249)	04/12/05	1986-1993
Charwood Road	1	4,503	1,960	10,261	12,221	840		1,960	11,101	13,061	(4,085)	07/21/05	1986
Greenwood Place	2	4,555	2,566	12,918	15,484	1,380		2,566	14,298	16,864	(5,058)	07/21/05	1978-1984
Guilford Road	1	-	1,879	6,650	8,529	1,737		1,879	8,387	10,266	(3,388)	06/09/06	1989
Bollman Place	1	-	1,654	6,202	7,856	743		1,654	6,945	8,599	(2,207)	06/09/06	1986
Dulles	6	-	11,125	34,066	45,191	2,590		11,125	36,656	47,781	(8,325)	08/04/06	2007-2012
Beckley	1	-	3,002	10,700	13,702	752		3,002	11,452	14,454	(3,397)	09/10/10	1992
Dorsey Rd	1	8,200	3,607	8,863	12,470	692		3,607	9,555	13,162	(519)	12/18/14	1988
TOTAL BALTIMORE/ WASHINGTON D.C. MARKET	17	20,010	30,903	112,209	143,112	11,772		30,840	124,044	154,884	(35,228)
Marine Drive	1	-	2,764	17,419	20,183	11		2,764	17,430	20,194	(2,125)	05/10/13	1994
TOTAL CHARLOTTE MARKET	1	-	2,764	17,419	20,183	11		2,764	17,430	20,194	(2,125)
Gary Ave	1	-	3,191	18,505	21,696	2,830		3,191	21,335	24,526	(6,701)	01/05/05	2001
Blackhawk Portfolio	5	-	6,671	40,877	47,548	2,232		6,667	43,113	49,780	(16,812)	06/13/05	1974-1987
East Fabyan Parkway	1	-	1,790	10,929	12,719	925		1,790	11,854	13,644	(5,978)	07/21/05	1975
Frontenac Road	1	-	1,647	5,849	7,496	294		1,647	6,143	7,790	(3,259)	07/21/05	1995
South Wolf Road	1	7,974	4,836	18,794	23,630	3,110		4,836	21,904	26,740	(11,074)	07/21/05	1982

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2015
Property	Number of Buildings	Encum- brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation6)	Acquisition Date	Year Built
Laramie Avenue	1	3,458	1,442	7,985	9,427	855		1,412	8,870	10,282	(4,403)	07/21/05	1972
Stern Avenue	1	-	505	4,947	5,452	(1,794)	(2)	505	3,153	3,658	(2,073)	07/21/05	1979
Mitchell Court	1	6,525	5,036	8,578	13,614	797		5,036	9,375	14,411	(4,496)	05/01/07	1985
Veterans Parkway	1	-	2,108	7,121	9,229	(265)	(2)	2,108	6,856	8,964	(2,194)	10/20/05	2005
Lunt Avenue	1	-	1,620	1,988	3,608	477		1,620	2,465	4,085	(970)	03/17/06	2005
Mission Street	1	-	1,765	2,377	4,142	490		1,765	2,867	4,632	(1,751)	09/08/08	1991
Wolf Rd	1	-	1,908	2,392	4,300	70		1,930	2,440	4,370	(960)	11/22/10	1971
S Lombard Rd	1	-	1,216	2,136	3,352	2,013		1,216	4,149	5,365	(1,115)	04/15/11	2012
Center Avenue	1	-	4,128	9,896	14,024	3,803		4,128	13,699	17,827	(2,903)	04/19/12	2000
Greenleaf	1	-	625	952	1,577	3,803		701	4,679	5,380	(803)	10/19/12	1962
Supreme Drive	1	-	1,973	5,828	7,801	495		1,973	6,323	8,296	(1,478)	11/15/12	1994
White Oak	1	-	3,114	5,136	8,250	572		3,114	5,708	8,822	(933)	12/10/12	1998
Della Court	1	-	1,278	3,613	4,891	79		1,278	3,692	4,970	(737)	12/27/12	2003
Joliet Road	1	-	5,382	12,902	18,284	1,971		5,382	14,873	20,255	(2,696)	12/27/12	2004
Veterans	1	-	2,009	7,933	9,942	82		2,009	8,015	10,024	(865)	05/10/13	2005
Fox River Business Center	5	-	10,354	32,728	43,082	3,227		10,354	35,955	46,309	(4,162)	10/09/13	1987-2007
Morse Avenue	1	-	2,400	1,119	3,519	111		2,400	1,230	3,630	(776)	10/31/13	1969
Michael Dr	1	-	2,715	6,985	9,700	-		2,715	6,985	9,700	(976)	01/03/14	1984
S Chicago St	1	-	1,565	6,185	7,750	46		1,565	6,231	7,796	(520)	03/14/14	2009
Diehl Rd	1	-	4,593	16,268	20,861	92		4,593	16,360	20,953	(2,131)	03/28/14	2008
Remington Blvd	3	6,716	18,154	71,589	89,743	667		18,154	72,256	90,410	(7,074)	3/16/2012-8/1/2014	2000-2012
Mark Street	1	-	5,701	5,681	11,382	1,845		5,701	7,526	13,227	(335)	08/25/14	1986
TOTAL CHICAGO MARKET	37	24,673	97,726	319,293	417,019	28,827		97,790	348,056	445,846	(88,175)
Park West	5	-	6,103	39,943	46,046	(1,252)	(2)	5,981	38,813	44,794	(13,552)	06/08/04	1997-2003
Northwest Business Center	1	-	299	4,486	4,785	(2,058)	(2)	299	2,428	2,727	(1,001)	05/03/04	1995
New Buffington Road	2	4,952	1,618	8,500	10,118	5,202		1,618	13,702	15,320	(6,360)	07/21/05	1981
Olympic Boulevard	3	-	2,096	11,788	13,884	2,289		2,096	14,077	16,173	(6,110)	07/21/05	1989
Mineola Pike	1	-	625	4,642	5,267	302		625	4,944	5,569	(1,855)	07/21/05	1983
Industrial Road	2	-	629	3,344	3,973	1,564		628	4,909	5,537	(2,097)	07/21/05	1987
Best Place	1	-	1,131	5,516	6,647	2,295		1,131	7,811	8,942	(3,363)	07/21/05	1996
Distribution Circle	1	-	688	6,838	7,526	1,934		688	8,772	9,460	(3,633)	07/21/05	1981
Dolwick Drive	1	-	579	4,670	5,249	344		579	5,014	5,593	(2,131)	07/21/05	1979
Creek Road	1	-	377	4,925	5,302	677		377	5,602	5,979	(2,762)	06/09/06	1983
Power Line Drive	1	-	70	261	331	(3)	(2)	70	258	328	(81)	06/09/06	1984
Foundation Drive	4	-	706	3,471	4,177	472		706	3,943	4,649	(1,593)	06/09/06	1984-1987
Jamilke Drive	6	-	1,206	8,887	10,093	1,353		1,206	10,240	11,446	(4,099)	06/09/06	1984-1987
TOTAL CINCINNATI MARKET	29	4,952	16,127	107,271	123,398	13,119		16,004	120,513	136,517	(48,637)
Freeport Parkway	1	-	981	10,392	11,373	(319)	(2)	981	10,073	11,054	(3,245)	12/15/03	1999
Pinnacle	1	-	521	9,683	10,204	(31)	(2)	521	9,652	10,173	(3,304)	12/15/03	2001
Market Industrial	5	-	1,481	15,507	16,988	299		1,481	15,806	17,287	(5,020)	10/01/04	1981-1985
Shiloh Industrial	1	-	459	4,173	4,632	142		459	4,315	4,774	(1,596)	10/01/04	1984

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2015
Property	Number of Buildings	Encum- brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation6)	Acquisition Date	Year Built
Avenue R Industrial I	1	-	189	2,231	2,420	188		189	2,419	2,608	(868)	10/01/04	1980
Avenue R Industrial II	1	-	271	1,139	1,410	168		271	1,307	1,578	(568)	10/01/04	1980
Westfork Center Industrial	3	-	503	5,977	6,480	640		503	6,617	7,120	(2,257)	10/01/04	1980
Grand River Rd	1	-	1,380	14,504	15,884	(1,799)	(2)	1,380	12,705	14,085	(3,984)	12/03/04	2004
Diplomat Drive	1	-	532	3,136	3,668	2,028		532	5,164	5,696	(2,530)	05/26/05	1986
North 28th Street	1	-	-	6,145	6,145	(802)	(2)	-	5,343	5,343	(2,844)	07/21/05	2000
Esters Boulevard	1	-	-	22,072	22,072	(692)	(2)	-	21,380	21,380	(8,494)	07/21/05	1984-1999
West Story Drive	1	-	777	4,646	5,423	582		777	5,228	6,005	(2,474)	07/21/05	1997
Meridian Drive	1	1,180	410	4,135	4,545	(9)	(2)	410	4,126	4,536	(2,199)	07/21/05	1975
Gateway Drive	1	-	463	2,152	2,615	734		463	2,886	3,349	(1,311)	07/21/05	1988
Valwood Parkway	1	-	1,252	6,779	8,031	1,173		1,252	7,952	9,204	(3,019)	07/21/05	1984-1996
Champion Drive	1	1,354	672	2,598	3,270	1,167		672	3,765	4,437	(1,548)	07/21/05	1984
Sanden Drive	1	-	207	2,258	2,465	443		207	2,701	2,908	(1,112)	07/21/05	1994
North Great Southwest Parkway	2	2,239	1,384	3,727	5,111	2,010		1,904	5,217	7,121	(2,048)	07/21/05	1963-1964
Royal Lane	1	-	-	3,200	3,200	322		-	3,522	3,522	(1,844)	07/21/05	1986
GSW Gateway Three	1	-	1,669	11,622	13,291	83		1,669	11,705	13,374	(5,930)	01/13/06	2001
Pinnacle Point Drive	1	7,557	3,915	18,537	22,452	4,411		3,915	22,948	26,863	(4,093)	06/29/12	2006
Ashmore Lane	1	-	3,856	16,352	20,208	1,765		3,856	18,117	21,973	(2,957)	12/27/12	2004
La Reunion	1	-	1,469	6,778	8,247	573		1,469	7,351	8,820	(1,265)	04/09/13	1983
Statesman Drive	1	-	574	1,978	2,552	-		574	1,978	2,552	(407)	08/14/13	1987
Diplomacy	1	-	878	3,057	3,935	137		878	3,194	4,072	(367)	12/20/13	1985
Eisenhower	1	-	1,105	5,684	6,789	475		1,105	6,159	7,264	(892)	12/30/13	2006
511 S Royal Ln	1	-	1,095	4,239	5,334	67		1,095	4,306	5,401	(651)	01/31/14	2003
Airline Dr	1	-	1,091	2,573	3,664	285		1,091	2,858	3,949	(169)	12/31/14	1991
Trend Dr	1	-	393	2,874	3,267	(383)	(2)	393	2,491	2,884	(94)	08/27/15	1974
Freeport North	1	-	1,083	7,194	8,277	-		1,083	7,194	8,277	(40)	01/31/14	2015
Frankford 8B LLC	1	-	998	5,589	6,587	-		998	5,589	6,587	(152)	05/27/14	2015
TOTAL DALLAS MARKET	38	12,330	29,608	210,931	240,539	13,657		30,128	224,068	254,196	(67,282)
Interpark 70	1	-	1,383	7,566	8,949	(960)	(2)	1,383	6,606	7,989	(2,252)	09/30/04	1998
Pecos Street	1	-	1,860	4,821	6,681	231		1,860	5,052	6,912	(1,324)	08/08/11	2003
Airport Distribution Center	5	17,789	6,637	40,827	47,464	1,824		6,637	42,651	49,288	(2,363)	03/03/15	1997-1999
TOTAL DENVER MARKET	7	17,789	9,880	53,214	63,094	1,095		9,880	54,309	64,189	(5,939)
West By Northwest	1	-	1,033	7,564	8,597	(363)	(2)	1,033	7,201	8,234	(2,227)	10/30/03	1997
Greens Crossing	3	-	1,225	10,202	11,427	2,398		1,225	12,600	13,825	(4,612)	07/01/05	1998-2000
Gateway at Central Green	2	3,298	1,079	9,929	11,008	710		1,079	10,639	11,718	(4,090)	09/20/05	2001
Fairbanks Center	1	-	707	5,205	5,912	631		707	5,836	6,543	(1,985)	03/27/06	1999
Northwest Place	1	-	1,821	11,406	13,227	1,445		1,821	12,851	14,672	(4,455)	06/14/07	1997
Warehouse Center Drive	1	3,676	1,296	6,782	8,078	12		1,296	6,794	8,090	(2,877)	12/03/07	2006
Air Center Drive	1	-	763	1,876	2,639	308		711	2,236	2,947	(768)	11/09/10	1997
Beltway Antoine	7	-	7,058	31,875	38,933	1,313		7,058	33,188	40,246	(10,142)	08/11/11	2007-2008
Proterra	1	-	2,573	8,289	10,862	2,852		2,573	11,141	13,714	(2,109)	08/31/12	2013

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2015
Property	Number of Buildings	Encum- brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation6)	Acquisition Date	Year Built
Greens Parkway	1	-	704	4,093	4,797	147		704	4,240	4,944	(1,080)	12/07/11	2007
Claymoore Business Center	2	-	1,491	4,967	6,458	1,312		1,491	6,279	7,770	(1,657)	05/09/12	2001
Pinemont	1	2,410	1,448	6,969	8,417	768		1,448	7,737	9,185	(2,466)	06/29/12	2000
State Highway 225	2	5,607	4,062	10,657	14,719	1,203		4,063	11,859	15,922	(2,821)	12/13/12	1981-1983
Aeropark	1	-	1,723	7,065	8,788	(98)	(2)	1,723	6,967	8,690	(918)	12/06/13	1999
Hollister Rd	1	6,240	3,193	14,693	17,886	2,398		3,193	17,091	20,284	(1,782)	06/05/14	1998
Sam Houston Pkwy West	3	-	8,474	11,303	19,777	3,966		8,474	15,269	23,743	(461)	10/14/14	2002
Airtex Industrial Center	1	3,779	2,597	12,171	14,768	2		2,597	12,173	14,770	(1,100)	12/20/11	2013
Deer Park	1	-	1,723	8,927	10,650	1,844		1,723	10,771	12,494	(294)	05/29/15	2002
Kennedy Dr	1	-	1,887	12,107	13,994	-		1,887	12,107	13,994	(53)	11/17/15	2014
Airtex Industrial Center II	1	-	1,181	10,015	11,196	-		1,181	10,015	11,196	(335)	05/16/13	2014
Northwest Crossroads LLC	1	-	3,201	17,706	20,907	-		3,201	17,706	20,907	(899)	06/05/13	2015
Bennington	1	-	1,091	4,167	5,258	1,576		1,091	5,743	6,834	(259)	08/04/14	1999
Beltway Tanner Business Park	1	-	3,360	16,292	19,652	-		3,360	16,292	19,652	(1,849)	12/21/12	2014
TOTAL HOUSTON MARKET	36	25,010	53,690	234,260	287,950	22,424		53,639	256,735	310,374	(49,239)
Plainfield	2	-	3,095	31,369	34,464	2,137		3,095	33,506	36,601	(10,411)	4/13/2003-4/13/2006	1997-2000
Franklin Road	3	-	2,292	11,949	14,241	5,124		2,292	17,073	19,365	(8,727)	02/27/06	1973
TOTAL INDIANAPOLIS MARKET	5	-	5,387	43,318	48,705	7,261		5,387	50,579	55,966	(19,138)
Riverport	1	-	1,279	8,812	10,091	(703)	(2)	1,279	8,109	9,388	(2,789)	05/03/04	1996
TOTAL LOUISVILLE MARKET	1	-	1,279	8,812	10,091	(703)		1,279	8,109	9,388	(2,789)
Memphis Portfolio	1	-	2,091	16,312	18,403	5,129		2,091	21,441	23,532	(7,273)	03/07/05	1997
Deltapoint	1	-	2,299	24,436	26,735	5,672		2,299	30,108	32,407	(8,908)	06/29/07	2006
TOTAL MEMPHIS MARKET	2	-	4,390	40,748	45,138	10,801		4,390	51,549	55,939	(16,181)
Miami Service Center	1	-	1,110	3,811	4,921	1,447		1,110	5,258	6,368	(2,097)	04/07/05	1987
Miami Commerce Center	1	1,823	3,050	10,769	13,819	5,310		3,050	16,079	19,129	(6,577)	04/13/05	1991
Northwest 70th Avenue	2	-	10,025	16,936	26,961	6,034		10,025	22,970	32,995	(12,634)	06/09/06	1972-1976
Northwest 72nd Avenue	1	-	1,819	3,142	4,961	1,140		1,819	4,282	6,101	(212)	12/19/14	1968
North Andrews Avenue	1	-	6,552	6,101	12,653	1,053		6,552	7,154	13,706	(2,934)	06/09/06	1999
Northwest 30th Terrace	1	-	3,273	4,196	7,469	1,365		3,273	5,561	8,834	(1,601)	02/18/11	1994
Pan America	2	-	6,386	19,497	25,883	702		6,396	20,189	26,585	(3,372)	07/19/11	2013
Northwest 34th Street	1	-	946	3,239	4,185	320		946	3,559	4,505	(675)	06/25/12	2000
Miami Gardens	1	-	4,480	11,842	16,322	(3,290)	(2)	4,480	8,552	13,032	(1,374)	10/22/13	1969
TOTAL MIAMI MARKET	11	1,823	37,641	79,533	117,174	14,081		37,651	93,604	131,255	(31,476)
Eastgate	1	-	1,445	13,352	14,797	(324)	(2)	1,445	13,028	14,473	(4,939)	03/19/04	2002
Mid South Logistics Center	1	-	1,772	18,288	20,060	524		1,850	18,734	20,584	(6,595)	06/29/04	2001
Rockdale Distribution Center	1	-	2,940	12,188	15,128	6,838		2,940	19,026	21,966	(4,857)	12/28/05	2013
Logistics Way	1	-	621	17,763	18,384	(523)	(2)	621	17,240	17,861	(4,972)	09/28/09	2007
TOTAL NASHVILLE MARKET	4	-	6,778	61,591	68,369	6,515		6,856	68,028	74,884	(21,363)
Brunswick Avenue	1	-	3,665	16,380	20,045	2,573		3,665	18,953	22,618	(6,250)	07/21/05	1986
Campus Drive	1	-	1,366	4,841	6,207	947		1,366	5,788	7,154	(2,654)	07/21/05	1975
Hanover Ave	1	-	4,940	8,026	12,966	(233)	(2)	4,940	7,793	12,733	(2,312)	12/28/05	1988
Kennedy Drive	1	-	3,044	6,583	9,627	517		3,044	7,100	10,144	(2,183)	04/14/10	2001
Railroad Avenue	1	-	6,494	10,996	17,490	2,957		6,494	13,953	20,447	(5,246)	01/28/11	1964
Pierce Street	1	-	2,472	4,255	6,727	1,436		2,472	5,691	8,163	(924)	12/27/12	2003

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2015
Property	Number of Buildings	Encum- brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation6)	Acquisition Date	Year Built
Seaview	1	-	5,910	10,423	16,333	2,283		5,910	12,706	18,616	(1,693)	12/20/13	1980
New Durham Rd	1	-	1,962	2,361	4,323	1,123		1,970	3,476	5,446	(155)	10/08/14	1984
TOTAL NEW JERSEY MARKET	8	-	29,853	63,865	93,718	11,603		29,861	75,460	105,321	(21,417)
Eden Rock Industrial	1	-	998	2,566	3,564	339		998	2,905	3,903	(1,536)	10/01/04	1973
Bayside Distribution Center	2	-	6,875	15,254	22,129	655		6,875	15,909	22,784	(5,133)	11/03/04	1998-2000
Fite Court	1	-	5,316	15,499	20,815	1,489		5,316	16,988	22,304	(5,888)	12/28/06	2003
California Logistics Centre	1	-	5,672	20,499	26,171	(2,131)	(2)	5,672	18,368	24,040	(5,972)	04/21/06	2001
Cherry Street	3	-	12,584	24,582	37,166	2,972		12,584	27,554	40,138	(10,982)	06/09/06	1960-1990
Pike Lane	3	-	2,880	8,328	11,208	(30)	(2)	2,880	8,298	11,178	(3,029)	06/09/06	1982
South Vasco Road	1	-	2,572	14,809	17,381	(182)	(2)	2,572	14,627	17,199	(4,930)	06/09/06	1999
McLaughlin Avenue	1	-	3,424	5,507	8,931	496		3,424	6,003	9,427	(2,719)	06/09/06	1975
Park Lane	5	-	10,977	17,216	28,193	890		10,977	18,106	29,083	(8,558)	06/09/06	1960-1966
Valley Drive	4	-	11,238	14,244	25,482	4,728		11,238	18,972	30,210	(7,574)	06/09/06	1960-1971
Old Country Road	1	-	1,557	1,503	3,060	555		1,557	2,058	3,615	(983)	06/09/06	1969
Cypress Lane	1	-	2,211	2,196	4,407	454		2,211	2,650	4,861	(1,625)	06/09/06	1970
Rollins Road	1	17,997	17,800	17,621	35,421	817		17,659	18,579	36,238	(4,763)	11/04/11	1997
Coliseum Way	1	-	10,229	18,255	28,484	3,286		10,229	21,541	31,770	(4,024)	12/11/12	1967
Alpine Way	1	-	2,321	2,504	4,825	507		2,321	3,011	5,332	(373)	06/25/13	1986
Chrisman Rd	1	-	2,507	48,130	50,637	-		2,507	48,130	50,637	(3,070)	09/02/14	2004
Hathaway	1	-	4,480	9,245	13,725	123		4,480	9,368	13,848	(471)	03/12/15	1965
TOTAL NORTHERN CALIFORNIA MARKET	29	17,997	103,641	237,958	341,599	14,968		103,500	253,067	356,567	(71,630)
Cypress Park East	2	-	2,627	13,055	15,682	1,611		2,627	14,666	17,293	(4,956)	10/22/04	2000
East Landstreet Road	3	-	2,251	11,979	14,230	1,305		2,251	13,284	15,535	(4,618)	06/09/06	1997-2000
Boggy Creek Road	8	-	8,098	30,984	39,082	2,739		8,098	33,723	41,821	(11,183)	06/09/06	1993-2007
ADC North Phase I	2	-	2,475	11,941	14,416	1,999		2,475	13,940	16,415	(3,900)	12/19/2006-12/20/2006	2008-2009
American Way	1	-	3,603	8,667	12,270	1,025		3,603	9,692	13,295	(2,527)	08/16/07	1997
Director's Row	1	-	524	2,519	3,043	(141)	(2)	524	2,378	2,902	(844)	03/01/11	1994
GE Portfolio	3	-	4,715	12,513	17,228	1,494		4,715	14,007	18,722	(3,834)	09/01/11	1975-1999
ADC North Phase II	1	-	674	5,309	5,983	-		674	5,309	5,983	(78)	12/19/06	2014
TOTAL ORLANDO MARKET	21	-	24,967	96,967	121,934	10,032		24,967	106,999	131,966	(31,940)
Route 22	1	-	5,183	20,100	25,283	(3,754)	(2)	5,183	16,346	21,529	(5,728)	07/20/05	2003
High Street Portfolio	2	-	3,084	4,741	7,825	748		3,084	5,489	8,573	(2,738)	10/26/05	1975-1988
Independence Avenue	1	-	3,133	17,542	20,675	3,474		3,133	21,016	24,149	(5,528)	12/26/06	1999
Bobali Drive	3	-	4,107	9,288	13,395	806		4,107	10,094	14,201	(3,467)	02/09/07	1998-1999
Snowdrift	1	-	972	3,770	4,742	786		972	4,556	5,528	(986)	12/27/12	1989
Commerce Circle	1	-	6,449	20,873	27,322	1,595		6,449	22,468	28,917	(3,521)	05/10/13	2006

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2015
Property	Number of Buildings	Encum- brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation6)	Acquisition Date	Year Built
Bethlehem Crossing	3	-	10,855	35,912	46,767	400		10,855	36,312	47,167	(5,154)	06/28/13	2004-2007
Chrin Commerce Center	1	-	6,253	18,386	24,639	-		6,253	18,386	24,639	(274)	09/05/14	2015
TOTAL PENNSYLVANIA MARKET	13	-	40,036	130,612	170,648	4,055		40,036	134,667	174,703	(27,396)
North Industrial	2	-	4,566	15,899	20,465	2,076		4,566	17,975	22,541	(5,966)	10/01/04	1995-1999
South Industrial I	2	-	2,876	14,120	16,996	1,200		2,829	15,367	18,196	(5,964)	10/01/04	1987
South Industrial II	1	-	1,235	4,902	6,137	(1,141)	(2)	1,235	3,761	4,996	(1,235)	10/01/04	1990
West Southern Industrial	1	-	555	3,376	3,931	139		555	3,515	4,070	(1,084)	10/01/04	1984
West Geneva Industrial	3	-	413	2,667	3,080	322		413	2,989	3,402	(1,120)	10/01/04	1981
West 24th Industrial	2	-	870	4,575	5,445	352		870	4,927	5,797	(2,196)	10/01/04	1979-1980
Sky Harbor Transit Center	1	-	2,534	7,597	10,131	(934)	(2)	2,534	6,663	9,197	(2,210)	11/24/04	2002
Roosevelt Distribution Center	1	-	1,154	6,441	7,595	(185)	(2)	1,154	6,256	7,410	(1,858)	05/19/06	1988
North 45th Street	1	-	3,149	5,051	8,200	92		3,149	5,143	8,292	(1,708)	06/30/11	2001
Broadway Industrial Portfolio	3	-	4,725	17,708	22,433	205		4,725	17,913	22,638	(3,203)	08/22/13	1974-1986
South 5th Street	1	-	1,787	7,456	9,243	-		1,787	7,456	9,243	(917)	04/14/14	1986
3405-3445 South 5th Street	5	-	5,007	22,196	27,203	550		5,007	22,746	27,753	(2,964)	10/17/14	1982-1985
Van Buren	1	-	839	961	1,800	1,983		839	2,944	3,783	(343)	01/11/12	2013
West Geneva Dr	1	-	762	2,868	3,630	-		762	2,868	3,630	(122)	06/01/15	1979
TOTAL PHOENIX MARKET	25	-	30,472	115,817	146,289	4,659		30,425	120,523	150,948	(30,890)
Industry Drive North	2	8,215	5,753	16,039	21,792	786		5,753	16,825	22,578	(5,006)	07/21/05	1996
South 228th Street	1	-	3,025	13,694	16,719	1,455		3,025	15,149	18,174	(4,710)	07/21/05	1996
64th Avenue South	1	5,387	3,345	9,335	12,680	790		3,345	10,125	13,470	(3,633)	07/21/05	1996
South 192nd Street	1	-	1,286	3,433	4,719	131		1,286	3,564	4,850	(1,302)	07/21/05	1986
South 212th Street	1	-	3,095	10,253	13,348	599		3,095	10,852	13,947	(3,585)	08/01/05	1996
Southwest 27th Street	1	6,575	4,583	8,353	12,936	(2,504)	(2)	4,583	5,849	10,432	(2,246)	07/21/05	1995
13610 52nd St	1	-	4,018	9,571	13,589	71		4,018	9,642	13,660	(2,225)	12/01/10	2006
Southwest 27th Street-Alpak	1	-	4,313	4,687	9,000	129		4,313	4,816	9,129	(1,207)	10/14/11	2003
Milwaukee Avenue	1	-	2,287	7,213	9,500	233		2,278	7,455	9,733	(1,654)	08/31/12	1987
Sumner II	1	-	672	1,178	1,850	679		672	1,857	2,529	(195)	10/15/12	2007
East Park Bldg 5	1	-	980	2,061	3,041	482		980	2,543	3,523	(388)	08/30/13	1997
228th Street	1	-	1,383	2,213	3,596	641		1,383	2,854	4,237	(511)	02/13/14	1989
45th St Court	1	-	1,196	3,304	4,500	120		1,196	3,424	4,620	(454)	03/27/14	1997
Puyallup Industrial Park	4	3,554	10,332	21,423	31,755	3,094		10,332	24,517	34,849	(2,456)	5/30/2014-9/30/2014	1998-2002
Auburn 44	1	-	997	3,913	4,910	-		997	3,913	4,910	(341)	08/16/13	2014
Seaway	2	-	3,624	13,981	17,605	117		3,624	14,098	17,722	(805)	12/23/14	2007
McKillican	1	-	1,150	3,902	5,052	15		1,150	3,917	5,067	(87)	08/25/15	1988
White River Corporate Center Phase I	1	-	8,639	35,295	43,934	-		8,639	35,295	43,934	(348)	10/23/12	2014
Sumner South Distribution Center	1	-	2,891	10,727	13,618	-		2,891	10,727	13,618	(610)	12/28/12	2014
White River Corporate Center Phase II	1	-	816	4,421	5,237	-		816	4,421	5,237	(132)	10/23/12	2015
Fife 45 South	1	-	860	4,779	5,639	-		860	4,779	5,639	(156)	03/27/14	2015
TOTAL SEATTLE MARKET	26	23,731	65,245	189,775	255,020	6,838		65,236	196,622	261,858	(32,051)
Rancho Technology Park	1	-	2,790	7,048	9,838	(320)	(2)	2,790	6,728	9,518	(2,358)	10/16/03	2002

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2015
Property	Number of Buildings	Encum- brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation6)	Acquisition Date	Year Built
Foothill Business Center	3	-	13,315	9,112	22,427	(388)	(2)	13,315	8,724	22,039	(3,668)	12/09/04	2000
East Slauson Avenue	3	8,853	5,499	14,775	20,274	3,085		5,499	17,860	23,359	(9,521)	07/21/05	1962-1976
Airport Circle	1	-	3,098	8,368	11,466	1,373		3,098	9,741	12,839	(3,214)	07/21/05	1992
Cota Street	1	-	2,802	7,624	10,426	133		2,802	7,757	10,559	(2,806)	07/21/05	1987
Twin Oaks Valley Road	2	-	1,815	7,855	9,670	118		1,815	7,973	9,788	(2,512)	07/21/05	1978-1988
Meyer Canyon	1	-	5,314	9,929	15,243	2,014		5,609	11,648	17,257	(3,330)	06/30/06	2001
Mira Loma	1	-	7,919	6,668	14,587	266		7,919	6,934	14,853	(1,748)	12/23/08	1997
Sycamore Canyon	2	-	6,356	36,088	42,444	1,994		6,356	38,082	44,438	(11,021)	09/09/09	2007
Colombard Ct	1	1,905	1,264	3,237	4,501	(439)	(2)	1,264	2,798	4,062	(1,265)	07/29/10	1990
E Airport Drive	1	-	905	2,744	3,649	(215)	(2)	905	2,529	3,434	(764)	12/23/10	1990
Truck Courts	3	-	26,392	17,267	43,659	87		26,392	17,354	43,746	(4,230)	12/29/10	1971-1988
Haven A	1	6,325	5,783	19,578	25,361	(2,021)	(2)	5,783	17,557	23,340	(3,215)	12/31/10	2001
Haven G	1	921	479	1,131	1,610	(188)	(2)	479	943	1,422	(171)	12/31/10	2003
6th and Rochester	1	2,613	3,111	6,428	9,539	(1,114)	(2)	3,088	5,337	8,425	(1,330)	01/04/11	2001
Palmyrita	2	5,878	3,355	8,665	12,020	(932)	(2)	3,355	7,733	11,088	(1,677)	01/11/11	2006
Central Avenue	1	-	3,898	4,642	8,540	1,748		3,898	6,390	10,288	(1,633)	01/27/11	2011
Byron Road	1	-	2,042	2,715	4,757	1,488		2,042	4,203	6,245	(862)	04/15/11	1972
Slover	2	-	28,025	45,505	73,530	25		28,025	45,530	73,555	(3,844)	7/28/2011-9/17/2012	2013-2014
White Birch	1	-	5,081	6,177	11,258	1,200		5,081	7,377	12,458	(1,625)	07/03/12	1984
Pomona Blvd	4	-	6,524	9,630	16,154	2,327		6,524	11,957	18,481	(2,577)	10/31/12	1987-1988
Air Freight Portfolio	3	-	29,978	48,469	78,447	3,129		29,926	51,650	81,576	(7,721)	11/15/12	1993-2004
Sampson	1	-	4,848	6,277	11,125	(426)	(2)	4,848	5,851	10,699	(870)	03/20/13	2000
Painter	2	-	8,529	10,413	18,942	305		8,529	10,718	19,247	(2,543)	03/20/13	1966
4th Street	1	-	3,349	6,790	10,139	4		3,349	6,794	10,143	(1,141)	10/15/13	1988
Arthur	1	-	4,043	6,063	10,106	225		4,043	6,288	10,331	(1,152)	11/27/13	1979
Rutherford Rd	1	-	5,097	8,653	13,750	57		5,097	8,710	13,807	(685)	09/29/14	1999
E. Victoria St	1	-	6,010	6,360	12,370	-		6,010	6,360	12,370	(461)	11/26/14	1970
Desoto Place	1	-	2,255	4,339	6,594	116		2,255	4,455	6,710	(745)	07/01/11	1982
Rialto Logistics Center	1	-	19,231	41,504	60,735	-		19,231	41,504	60,735	-	12/14/12	2015
TOTAL SOUTHERN CALIFORNIA MARKET	46	26,495	219,107	374,054	593,161	13,651		219,327	387,485	606,812	(78,689)
SUB TOTAL CONSOLIDATED OPERATING PROPERTIES	390	206,930	853,004	2,728,682	3,581,686	210,035		853,943	2,937,778	3,791,721	(742,699)
10610 Freeport Drive	1	-	2,523	18,693	21,216	767		2,523	19,460	21,983	(6,033)	03/14/07	1999
Bondesen I	1	-	221	4,029	4,250	53		221	4,082	4,303	(1,412)	06/03/04	2002
Bondesen II	1	-	146	2,660	2,806	(54)	(2)	146	2,606	2,752	(986)	06/03/04	2002
Bondesen III	1	-	388	7,075	7,463	(187)	(2)	388	6,888	7,276	(2,198)	06/03/04	2002
Assets held for sale	4	-	3,278	32,457	35,735	579		3,278	33,036	36,314	(10,629)
2201 Arthur Avenue	1	-	3,231	1,469	4,700	1,561		3,202	3,059	6,261	(261)	12/30/11	1959
9010 Sterling Street	1	-	699	1,241	1,940	1,804		711	3,033	3,744	-	12/08/14	1982
2413 Prospect	1	-	4,214	12,596	16,810	2,074		4,218	14,666	18,884	-	12/30/14	1999

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollar amounts in thousands)

			Initial Cost to Company(4)				Gross Amount Carried at 12/31/2015
Property	Number of Buildings	Encum- brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation6)	Acquisition Date	Year Built
22290 Hathaway	1	-	9,419	7,246	16,665	1,540	9,479	8,726	18,205	-	03/12/15	1965
5555 8th Street E	1	-	2,753	7,076	9,829	20	2,681	7,168	9,849	-	12/09/15	2001
Properties under redevelopment	5	-	20,316	29,628	49,944	6,999	20,291	36,652	56,943	(261)
DCT Central Avenue	0	-	19,339	2,959	22,298	189	19,878	2,609	22,487	-
DCT Northwest Crossroads II	1	-	2,809	-	2,809	13,959	2,809	13,959	16,768	-
6400 Hollister Road - Expansion	0	-	495	-	495	3,524	495	3,524	4,019	-
3500 SW 20th St	1	-	2,597	3,910	6,507	123	2,597	4,033	6,630	-
DCT Jurupa Ranch	0	-	24,011	2,242	26,253	17,715	24,375	19,593	43,968	-
DCT Fife 45 North	1	-	1,117	-	1,117	5,921	1,117	5,921	7,038	(20)
DCT Fife Distribution Center North	0	-	2,591	-	2,591	8,991	2,591	8,991	11,582	-
DCT Fife Distribution Center South	0	-	3,411	-	3,411	10,876	3,411	10,876	14,287	-
DCT Freeport West	0	-	1,135	-	1,135	1,290	1,324	1,101	2,425	-
DCT O'Hare Logistics Center	0	-	4,035	-	4,035	6,552	4,035	6,552	10,587	-
DCT Waters Ridge	0	-	1,784	-	1,784	1,252	1,789	1,247	3,036	-
DCT North Avenue Distribution Center	0	-	7,527	-	7,527	8,131	8,470	7,188	15,658	-
DCT Fairburn	0	-	7,657	-	7,657	34,979	8,375	34,261	42,636	-
DCT Downs Park Building A	0	-	6,164	-	6,164	12,577	6,164	12,577	18,741	-
DCT Downs Park Building B	0	-	6,164	-	6,164	14,817	6,164	14,817	20,981	-
DCT Stockyards	0	-	1,773	-	1,773	290	1,853	210	2,063	-
Properties under development	3	-	92,609	9,111	101,720	141,186	95,447	147,459	242,906	(20)
DCT Airport Distribution Center Building D	0	-	611	-	611	757	918	450	1,368	-
DCT Airport Distribution Center Building E	0	-	921	-	921	302	918	305	1,223	-
DCT Airport Distribution Center Building F	0	-	993	-	993	320	991	322	1,313	-
DCT White River Corporate Center Phase II North	0	-	3,810	-	3,810	3,373	3,810	3,373	7,183	-
DCT Commerce Center Phase II Building C	0	-	4,088	-	4,088	1,402	4,088	1,402	5,490	-
DCT Arbor Avenue	0	-	3,268	-	3,268	115	3,268	115	3,383	-
Seneca Commerce Center Phase I	0	-	1,421	-	1,421	1,710	2,421	710	3,131	-
Seneca Commerce Center Phase II	0	-	1,222	-	1,222	430	1,222	430	1,652	-
Seneca Commerce Center Phase III	0	-	1,137	-	1,137	402	1,137	402	1,539	-
DCT Commerce Center Phase II Building D	0	-	3,969	-	3,969	449	3,970	448	4,418	-
DCT Commerce Center Phase II Building E	0	-	4,583	-	4,583	514	4,583	514	5,097	-
DCT Buford	0	-	5,205	-	5,205	311	5,206	310	5,516	-
Stonefield Industrial Park Land	0	-	4,959	-	4,959	6	4,959	6	4,965	-
DCT Jurupa Ranch Land	0	-	2,733	-	2,733	-	2,733	-	2,733	-
Properties in pre-development including land held	0	-	38,920	-	38,920	10,091	40,224	8,787	49,011	-
GRAND TOTAL CONSOLIDATED	402	$206,930	$1,008,127	$2,799,878	$3,808,005	$368,890	$1,013,183	$3,163,712	$4,176,895	$(753,609)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollar amounts in thousands)

(1)	Included in Building & Improvements are intangible lease assets and construction in progress.
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

(3)	As of December 31, 2015, the aggregate cost for federal income tax purposes of investments in real estate was approximately $3.8 billion.
(4)	For properties developed by DCT, development costs capitalized prior to substantial completion of the properties are included in Initial Costs to Company.
(5)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2015:
Total per Schedule III	$206,930
Deferred loan costs, net of amortization	(375)
Premiums, net of amortization	3,820
Total mortgage notes	$210,375

(6)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2015 is as follows:

Investments in properties:
Balance at beginning of year	$3,960,375
Acquisition of properties	221,145
Improvements, including development properties	281,623
Divestiture of properties	(245,561)
Improvements, intangibles, tenant leasing cost write-offs	(33,866)
Impairments	(2,285)
Other adjustments	(4,536)
Balance at end of year, including held for sale	$4,176,895
Held for sale	(36,314)
Balance at end of year, excluding held for sale	$4,140,581
Accumulated depreciation and amortization:
Balance at beginning of year	(703,840)
Depreciation and amortization expense	(156,664)
Divestiture of properties	72,143
Improvements, intangibles, tenant leasing cost write-offs	33,866
Other adjustments	886
Balance at end of year, including held for sale	$(753,609)
Held for sale	10,629
Balance at end of year, excluding held for sale	$(742,980)

EXHIBIT INDEX

Exhibit Number	Description
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

10.9	DCT Industrial Trust Inc. Multi-Year Outperformance Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 12, 2010)
10.10

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

10.11	Employment Agreement, dated October 9, 2015, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2015)
10.12	Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2015)
10.13	Resignation and Release Agreement, dated as of November 24, 2015, by and between DCT Industrial Trust Inc. and Jeffrey F. Phelan (incorporated by reference to Form 8-K filed on November 30, 2015)
+21.1	List of Subsidiaries
+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 19, 2016 with respect to DCT Industrial Trust Inc.
+23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 19, 2016 with respect to DCT Operating Partnership LP
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s annual report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity/Consolidated Statements of Changes in Capital, (iv) the Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) financial statement schedule III.

+	Filed herewith
++	Furnished herewith