Form 10-Q
period 2016-03-31
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2016-05-06
CIK 1170991, 1604042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, 89,934,880 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2016 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of March 31, 2016, DCT owned approximately 95.6% of the outstanding equity interests in the Operating Partnership.

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

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 4.4% of the Operating Partnership were owned by executives and non-affiliated limited partners as of March 31, 2016.

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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share information)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Land	$1,011,483	$1,009,905
Buildings and improvements	2,991,005	2,886,859
Intangible lease assets	80,921	84,420
Construction in progress	128,700	159,397
Total investment in properties	4,212,109	4,140,581
Less accumulated depreciation and amortization	(775,342)	(742,980)
Net investment in properties	3,436,767	3,397,601
Investments in and advances to unconsolidated joint ventures	83,232	82,635
Net investment in real estate	3,519,999	3,480,236
Cash and cash equivalents	14,230	18,412
Restricted cash	63,598	31,187
Straight-line rent and other receivables, net of allowance for doubtful accounts of $438 and $335, respectively	67,111	60,357
Other assets, net	15,507	15,964
Assets held for sale	-	26,199
Total assets	$3,680,445	$3,632,355

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$96,714	$108,788
Distributions payable	27,185	26,938
Tenant prepaids and security deposits	28,882	29,663
Other liabilities	31,082	18,398
Intangible lease liabilities, net	21,170	22,070
Line of credit	161,000	70,000
Senior unsecured notes	1,226,498	1,276,097
Mortgage notes	208,776	210,375
Liabilities related to assets held for sale	-	869
Total liabilities	1,801,307	1,763,198

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	-	-
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized 88,591,953 and 88,313,891 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	886	883
Additional paid-in capital	2,773,106	2,766,193
Distributions in excess of earnings	(981,489)	(992,010)
Accumulated other comprehensive loss	(27,452)	(23,082)
Total stockholders’ equity	1,765,051	1,751,984
Noncontrolling interests	114,087	117,173
Total equity	1,879,138	1,869,157
Total liabilities and equity	$3,680,445	$3,632,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Rental revenues	$93,977	$88,062
Institutional capital management and other fees	393	378
Total revenues	94,370	88,440

OPERATING EXPENSES:
Rental expenses	10,049	10,148
Real estate taxes	14,601	14,505
Real estate related depreciation and amortization	40,070	38,996
General and administrative	6,262	7,336
Total operating expenses	70,982	70,985
Operating income	23,388	17,455

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	884	807
Gain on dispositions of real estate interests	30,097	26,154
Interest expense	(16,422)	(13,904)
Interest and other income (expense)	515	(18)
Income tax expense and other taxes	(116)	(193)
Consolidated net income of DCT Industrial Trust Inc.	38,346	30,301
Net income attributable to noncontrolling interests	(1,955)	(1,556)
Net income attributable to common stockholders	36,391	28,745
Distributed and undistributed earnings allocated to participating securities	(228)	(143)
Adjusted net income attributable to common stockholders	$36,163	$28,602

EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.32
Diluted	$0.41	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,384	88,090
Diluted	88,750	88,419

Distributions declared per common share	$0.29	$0.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Consolidated net income of DCT Industrial Trust Inc.	$38,346	$30,301
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	(6,429)	(513)
Net reclassification adjustment on cash flow hedging instruments	1,742	1,153
Other comprehensive income (loss)	(4,687)	640
Comprehensive income	33,659	30,941
Comprehensive income attributable to noncontrolling interests	(1,638)	(1,511)
Comprehensive income attributable to common stockholders	$32,021	$29,430

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

(unaudited, in thousands)

						Accumulated
				Additional	Distributions	Other	Non-
	Total	Common Stock		Paid-in	in Excess	Comprehen-	controlling
	Equity	Shares	Amount	Capital	of Earnings	sive Loss	Interests
Balance at December 31, 2015	$1,869,157	88,314	$883	$2,766,193	$(992,010)	$(23,082)	$117,173
Net income	38,346	-	-	-	36,391	-	1,955
Other comprehensive loss	(4,687)	-	-	-	-	(4,370)	(317)
Issuance of common stock, net of offering costs	2,832	75	1	2,831	-	-	-
Issuance of common stock, stock-based compensation plans	(270)	40	-	(270)	-	-	-
Amortization of stock-based compensation	1,630	-	-	410	-	-	1,220
Distributions to common stockholders and noncontrolling interests	(27,379)	-	-	-	(25,870)	-	(1,509)
Capital contributions from noncontrolling interests	39	-	-	-	-	-	39
Redemptions of noncontrolling interests	(530)	163	2	3,942	-	-	(4,474)
Balance at March 31, 2016	$1,879,138	88,592	$886	$2,773,106	$(981,489)	$(27,452)	$114,087

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$38,346	$30,301
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	40,070	38,996
Gain on dispositions of real estate interests	(30,097)	(26,154)
Distributions of earnings from unconsolidated joint ventures	1,589	1,486
Equity in earnings of unconsolidated joint ventures, net	(884)	(807)
Stock-based compensation	1,302	1,063
Straight-line rent	(5,464)	(1,587)
Other	1,730	239
Changes in operating assets and liabilities:
Other receivables and other assets	(2,477)	(6,033)
Accounts payable, accrued expenses and other liabilities	955	(3,332)
Net cash provided by operating activities	45,070	34,172
INVESTING ACTIVITIES:
Real estate acquisitions	(104)	(84,139)
Capital expenditures and development activities	(83,271)	(47,543)
Proceeds from dispositions of real estate investments	56,097	85,615
Investments in unconsolidated joint ventures	(2,125)	(91)
Proceeds from casualties and involuntary conversion	556	-
Distributions of investments in unconsolidated joint ventures	323	710
Change in restricted cash	(33,877)	2
Other investing activities	(1,610)	(815)
Net cash used in investing activities	(64,011)	(46,261)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	106,000	53,000
Repayments of senior unsecured revolving line of credit	(15,000)	(21,000)
Repayments of senior unsecured notes	(50,000)	-
Principal payments on mortgage notes	(1,175)	(2,253)
Net settlement on issuance of stock-based compensation awards	(270)	(402)
Proceeds from issuance of common stock	2,927	-
Offering costs for issuance of common stock and OP Units	(95)	-
Redemption of noncontrolling interests	(530)	(38)
Dividends to common stockholders	(25,634)	(24,673)
Distributions to noncontrolling interests	(1,498)	(1,437)
Contributions from noncontrolling interests	39	-
Other financing activity	(5)	-
Net cash provided by financing activities	14,759	3,197
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,182)	(8,892)
CASH AND CASH EQUIVALENTS, beginning of period	18,412	19,631
CASH AND CASH EQUIVALENTS, end of period	$14,230	$10,739

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$11,676	$10,384
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$7,875	$3,262
Redemptions of OP Units settled in shares of common stock	$3,944	$1,827
Assumption of mortgage notes in connection with real estate acquired	$-	$22,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit information)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Land	$1,011,483	$1,009,905
Buildings and improvements	2,991,005	2,886,859
Intangible lease assets	80,921	84,420
Construction in progress	128,700	159,397
Total investment in properties	4,212,109	4,140,581
Less accumulated depreciation and amortization	(775,342)	(742,980)
Net investment in properties	3,436,767	3,397,601
Investments in and advances to unconsolidated joint ventures	83,232	82,635
Net investment in real estate	3,519,999	3,480,236
Cash and cash equivalents	14,230	18,412
Restricted cash	63,598	31,187
Straight-line rent and other receivables, net of allowance for doubtful accounts of $438 and $335, respectively	67,111	60,357
Other assets, net	15,507	15,964
Assets held for sale	-	26,199
Total assets	$3,680,445	$3,632,355

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$96,714	$108,788
Distributions payable	27,185	26,938
Tenant prepaids and security deposits	28,882	29,663
Other liabilities	31,082	18,398
Intangible lease liabilities, net	21,170	22,070
Line of credit	161,000	70,000
Senior unsecured notes	1,226,498	1,276,097
Mortgage notes	208,776	210,375
Liabilities related to assets held for sale	-	869
Total liabilities	1,801,307	1,763,198

Partners' Capital:
General Partner:
OP Units, 927,144 and 923,532 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	18,952	18,806
Limited Partners:
OP Units, 91,787,281 and 91,429,694 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,876,257	1,861,809
Accumulated other comprehensive loss	(28,728)	(24,137)
Total partners' capital	1,866,481	1,856,478
Noncontrolling interests	12,657	12,679
Total capital	1,879,138	1,869,157
Total liabilities and capital	$3,680,445	$3,632,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, in thousands, except per unit information)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Rental revenues	$93,977	$88,062
Institutional capital management and other fees	393	378
Total revenues	94,370	88,440

OPERATING EXPENSES:
Rental expenses	10,049	10,148
Real estate taxes	14,601	14,505
Real estate related depreciation and amortization	40,070	38,996
General and administrative	6,262	7,336
Total operating expenses	70,982	70,985
Operating income	23,388	17,455

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	884	807
Gain on dispositions of real estate interests	30,097	26,154
Interest expense	(16,422)	(13,904)
Interest and other income (expense)	515	(18)
Income tax expense and other taxes	(116)	(193)
Consolidated net income of DCT Industrial Operating Partnership LP	38,346	30,301
Net income attributable to noncontrolling interests	(211)	(153)
Net income attributable to OP Unitholders	38,135	30,148
Distributed and undistributed earnings allocated to participating securities	(228)	(143)
Adjusted net income attributable to OP Unitholders	$37,907	$30,005

EARNINGS PER OP UNIT:
Basic	$0.41	$0.32
Diluted	$0.41	$0.32

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	92,620	92,389
Diluted	92,986	92,718

Distributions declared per OP Unit	$0.29	$0.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Consolidated net income of DCT Industrial Operating Partnership LP	$38,346	$30,301
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	(6,429)	(513)
Net reclassification adjustment on cash flow hedging instruments	1,742	1,153
Other comprehensive income (loss)	(4,687)	640
Comprehensive income	33,659	30,941
Comprehensive income attributable to noncontrolling interests	(115)	(100)
Comprehensive income attributable to OP Unitholders	$33,544	$30,841

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statement of Changes in Capital

(unaudited, in thousands)

						Accumulated
		General Partner		Limited Partners		Other	Non-
	Total	OP Units		OP Units		Comprehensive	controlling
	Capital	Units	Amount	Units	Amount	Loss	Interests
Balance at December 31, 2015	$1,869,157	924	$18,806	91,429	$1,861,809	$(24,137)	$12,679
Net income	38,346	-	381	-	37,754	-	211
Other comprehensive loss	(4,687)	-	-	-		(4,591)	(96)
Issuance of OP Units, net of selling costs	2,832	-	-	75	2,832	-	-
Issuance of OP Units, share-based compensation plans	(270)	-	-	300	(270)	-	-
Amortization of share-based compensation	1,630	-	-		1,630	-	-
Distributions to OP Unitholders and noncontrolling interests	(27,379)	-	(272)	-	(26,931)	-	(176)
Capital contributions from noncontrolling interests	39	-	-			-	39
Redemption of limited partner OP Units, net	(530)	-	-	(14)	(530)	-	-
Conversion of limited partner OP Units to OP Units of general partner	-	3	37	(3)	(37)	-	-
Balance at March 31, 2016	$1,879,138	927	$18,952	91,787	$1,876,257	$(28,728)	$12,657

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$38,346	$30,301
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	40,070	38,996
Gain on dispositions of real estate interests	(30,097)	(26,154)
Distributions of earnings from unconsolidated joint ventures	1,589	1,486
Equity in earnings of unconsolidated joint ventures, net	(884)	(807)
Share-based compensation	1,302	1,063
Straight-line rent	(5,464)	(1,587)
Other	1,730	239
Changes in operating assets and liabilities:
Other receivables and other assets	(2,477)	(6,033)
Accounts payable, accrued expenses and other liabilities	955	(3,332)
Net cash provided by operating activities	45,070	34,172
INVESTING ACTIVITIES:
Real estate acquisitions	(104)	(84,139)
Capital expenditures and development activities	(83,271)	(47,543)
Proceeds from dispositions of real estate investments	56,097	85,615
Investments in unconsolidated joint ventures	(2,125)	(91)
Proceeds from casualties and involuntary conversion	556	-
Distributions of investments in unconsolidated joint ventures	323	710
Change in restricted cash	(33,877)	2
Other investing activities	(1,610)	(815)
Net cash used in investing activities	(64,011)	(46,261)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	106,000	53,000
Repayments of senior unsecured revolving line of credit	(15,000)	(21,000)
Repayments of senior unsecured notes	(50,000)	-
Principal payments on mortgage notes	(1,175)	(2,253)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	2,832	-
Net settlement on issuance of share-based compensation awards	(270)	(402)
OP Unit redemptions	(530)	(38)
Distributions paid on OP Units	(26,956)	(25,980)
Distributions to noncontrolling interests	(176)	(130)
Contributions from noncontrolling interests	39	-
Other financing activity	(5)	-
Net cash provided by financing activities	14,759	3,197
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,182)	(8,892)
CASH AND CASH EQUIVALENTS, beginning of period	18,412	19,631
CASH AND CASH EQUIVALENTS, end of period	$14,230	$10,739

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$11,676	$10,384
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$7,875	$3,262
Assumption of mortgage notes in connection with real estate acquired	$-	$22,958

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2016, DCT owned approximately 95.6% of the outstanding equity interests in the Operating Partnership.

As of March 31, 2016, the Company owned interests in approximately 71.9 million square feet of properties leased to approximately 900 customers, including:

●	63.0 million square feet comprising 394 consolidated operating properties that were 95.8% occupied;
●	7.5 million square feet comprising 23 unconsolidated properties that were 94.3% occupied and which we operated on behalf of three institutional capital management partners;
●	0.9 million square feet comprising five consolidated properties under redevelopment; and
●	0.5 million square feet comprising three consolidated buildings in development.

In addition, the Company has 12 projects under construction, including one project in our unconsolidated Stirling Capital Investment joint venture, and several projects in pre-development.  See “Note 3 – Investment in Properties" for further details.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2015 and related notes thereto included in our Form 10-K filed on February 19, 2016.

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company, the Operating Partnership, their wholly-owned qualified REIT subsidiaries and taxable REIT subsidiaries, and their consolidated joint ventures in which they have a controlling interest.

Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests in entities consolidated into the Operating Partnership that are held by third parties are reflected in our accompanying balance sheets as noncontrolling interests. We also have noncontrolling partnership interests in unconsolidated institutional capital management and other joint ventures, which are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

We hold interests in both consolidated and unconsolidated joint ventures for the purposes of operating and developing industrial real estate. All joint ventures over which we have financial and operating control, and variable interest entities (“VIEs”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for joint ventures over which we do not have a controlling interest or where we do not exercise significant control over major operating and management decisions but where we exercise significant influence and include our share of earnings or losses of these joint ventures in our consolidated results of operations.

We analyze our joint ventures in accordance with GAAP to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans), our obligation or right to absorb its losses or receive its benefits and our ability to participate in major decisions.

If a joint venture does not meet the characteristics of a VIE, we apply the voting interest model to determine whether the entity should be consolidated. Our ability to assess our influence or control over an entity affects the presentation of these investments in the Consolidated Financial Statements and our financial position and results of operations.

We concluded our Operating Partnership meets the criteria of a VIE as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership.  Under the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), DCT is the primary beneficiary of the Operating Partnership as we have the obligation to absorb losses and receive benefits, and the power to control substantially all of the activities which most significantly impact the economic performance of the Operating Partnership.  Accordingly, the Operating Partnership is consolidated within DCT’s financial statements.

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

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value of the leased building. Generally our leases do not meet any of the criteria above and accordingly are classified as operating leases. We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $5.5 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of revenue over the lease term. Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. Tenant recovery income recognized as “Rental revenues” was approximately $22.2 million and $21.7 million for the three months ended March 31, 2016 and 2015, respectively.

We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.  The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.7 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was approximately $0.1 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Boards (“FASB”) issued an accounting standards update (“ASU”) that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In March and April 2016, the FASB issued two ASUs which clarified the implementation guidance, including principal versus agent considerations and identifying performance obligations and licensing.  The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016.  The Company is in the process of evaluating the impact this guidance will have on our Consolidated Financial Statements.

In February 2015, the FASB issued an ASU that modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The guidance is effective for fiscal years beginning after December 15, 2015.  We adopted this standard effective January 1, 2016.  We concluded the Operating Partnership meets the criteria of a VIE and DCT is the primary beneficiary.  Accordingly, we continue to consolidate the Operating Partnership.  As the Operating Partnership was previously consolidated, the adoption of the ASU did not result in any changes to our conclusions regarding consolidation or deconsolidation of entities.

In February 2016, the FASB issued an ASU that modifies existing accounting standards for lease accounting.  The new standard requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially the same as existing guidance for sales-type leases, direct financing leases and operating leases. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for fiscal years beginning after December 15, 2016.  The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to use certain transition relief.  The Company expects this guidance to impact our Consolidated Financial Statements and is in the process of evaluating whether the effect will be material.

In March 2016, the FASB issued an ASU that simplifies the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The adoption of this guidance will not have a significant impact on the Company’s Consolidated Financial Statements.

Note 3 – Investment in Properties

Our consolidated investment in properties consists of operating properties, properties under development, properties in pre-development, redevelopment properties and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	March 31,	December 31,
	2016	2015
Operating properties	$3,908,299	$3,791,721
Properties under development	206,299	242,906
Properties in pre-development	30,631	41,313
Properties under redevelopment	59,182	56,943
Land held	7,698	7,698
Total investment in properties	4,212,109	4,140,581
Less accumulated depreciation and amortization	(775,342)	(742,980)
Net investment in properties	$3,436,767	$3,397,601

Development Activity

Our properties under development include the following:

●

Three buildings totaling 0.5 million square feet are currently in lease-up as shell-complete activities have been completed as of March 31, 2016, including one building totaling 0.1 million square feet that was shell-complete upon acquisition.  These properties are 62.2% leased based on weighted average square feet; and

●	Twelve projects are under construction, including one project in our unconsolidated Stirling Capital Investment joint venture, totaling 3.6 million square feet.

Disposition Activity

During the three months ended March 31, 2016, we sold four consolidated operating properties totaling 0.8 million square feet from our Houston and Louisville markets to third-parties for gross proceeds of approximately $57.2 million. We recognized gains of approximately $30.1 million on the disposition of these four properties.

Intangible Lease Assets and Liabilities

Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2 – Summary of Significant Accounting Policies” for additional information) was approximately $3.2 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively. Our intangible lease assets and liabilities included the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$76,779	$(36,214)	$40,565	$79,718	$(35,993)	$43,725
Above market rent	$4,142	$(1,910)	$2,232	$4,702	$(2,280)	$2,422
Below market rent	$(31,100)	$9,930	$(21,170)	$(31,565)	$9,495	$(22,070)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures

We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of March 31, 2016		Investments in and Advances to as of
	Ownership	Number of	March 31,	December 31,
Unconsolidated Joint Ventures	Percentage	Buildings	2016	2015
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$38,130	$38,153
TRT-DCT Venture III	10.0%	4	1,957	1,972
Total Institutional Joint Ventures		17	40,087	40,125
Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	43,145	42,510
Total		23	$83,232	$82,635

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

Note 5 – Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

As of March 31, 2016 and December 31, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$161,000	$161,000	$70,000	$70,000
Fixed rate debt(2)	$1,217,038	$1,286,792	$1,268,596	$1,310,388
Variable rate debt	$225,000	$222,797	$225,000	$222,649

Interest rate contracts:
Interest rate swap asset (liability)(3)	$(6,341)	$(6,341)	$219	$219

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

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the three months ended March 31, 2016 and 2015.

	During the Three Months Ended March 31,
	2016	2015
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$219	$(167)
Net unrealized loss included in accumulated other comprehensive loss	(6,154)	(149)
Realized loss recognized in interest expense	(406)	37
Ending balance at March 31	$(6,341)	$(279)

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

During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2016 and December 31, 2015, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.8 million.

During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor. In the event that US LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between US LIBOR and zero. During the three months ended March 31, 2016, we recorded $1.1 million of hedge ineffectiveness in earnings attributable to a zero percent floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable-rate debt from which the hedged forecasted transactions are expected to flow is subject to a zero percent floor on the USD-LIBOR component of the interest rate). As of March 31, 2016 and December 31, 2015, we had borrowings payable subject to this pay-fixed, receive-floating interest rate swap with aggregate principal balances of approximately $200.0 million.

The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of loss recognized in OCI for effective portion of derivatives	$(6,429)	$(513)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,742)	$(1,153)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$(1,063)	$-

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $6.5 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness

As of March 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.6 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2015, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of March 31, 2016, the gross book value of our consolidated properties was approximately $4.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of March 31, 2016 and December 31, 2015.

Line of Credit

As of March 31, 2016, we had $161.0 million outstanding and $235.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.  As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.

Debt Payoffs

During February 2016, we paid-off a $50.0 million senior unsecured fixed rate note at par maturing in April 2016 using proceeds from our senior unsecured revolving credit facility.

Guarantee of Debt

DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the bank unsecured credit facilities.

Note 7 – Noncontrolling Interests

DCT

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third party partners in consolidated real estate investments, including related parties as discussed in “Note 9 – Related Party Transactions.”

Operating Partnership

Equity interests in the Operating Partnership held by third-parties and LTIP Units, as defined in “Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership,” are classified as permanent equity of the Operating Partnership and as noncontrolling interests of DCT in the Consolidated Balance Sheets.

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership

DCT

Common Stock

As of March 31, 2016, approximately 88.6 million shares of common stock were issued and outstanding.

On September 10, 2015, we registered a continuous equity offering program to replace our continuous equity offering program previously registered on May 29, 2013. Pursuant to this offering, we may sell up to five million shares of common stock from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds for general corporate purposes, which may include funding acquisitions, development or redevelopment and repaying debt.  During the three months ended March 31, 2016, we issued approximately 0.1 million shares through the continuous equity offering program, at an average price of $39.03 per share for proceeds of approximately $2.8 million, net of offering expenses.  As of March 31, 2016, approximately 4.9 million shares remain available to be issued under the current offering.  We did not issue any shares under the current or previously registered offering program during 2015.

During the three months ended March 31, 2016 and 2015, we issued approximately 41,000 and 82,000 shares of common stock in each corresponding period related to vested shares of restricted stock, phantom shares and stock option exercises.

Operating Partnership

OP Units

For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.

As of March 31, 2016 and December 31, 2015, DCT owned approximately 95.6% of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.

DCT holds its interests through both general and limited partner units. The Partnership Agreement stipulates that the general partner shall at all times own a minimum of 1.0% of all outstanding OP Units. As a result, each reporting period certain of DCT’s limited partner units are converted to general partner units to satisfy this requirement as illustrated in the Consolidated Statement of Changes in Capital.

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

During the three months ended March 31, 2016 and 2015, approximately 0.2 million and 0.1 million OP Units were redeemed for approximately $0.5 million and $38,000 in cash and approximately 0.2 million and 0.1 million shares of DCT common stock, respectively.

As of March 31, 2016 and December 31, 2015, approximately 4.1 million and 4.0 million OP Units were issued, outstanding and held by entities other than DCT, including approximately 0.7 million and 0.6 million vested LTIP Units issued under our Long-Term Incentive Plan, respectively.

As of March 31, 2016 and December 31, 2015, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $162.7 million and $150.9 million based on the $39.47 and $37.37 per share closing price of DCT’s common stock on March 31, 2016 and December 31, 2015, respectively.

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

Restricted Stock

Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which term the stock fully vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the three months ended March 31, 2016, we granted approximately 0.1 million shares of restricted stock to certain officers and employees at the weighted average fair market value of $36.20 per share.

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

During the three months ended March 31, 2016, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $6.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23% and risk-free interest rate of 1.28%. During the three months ended March 31, 2016, there were approximately 53,000 vested LTIP Units converted into approximately 53,000 common shares and approximately 13,000 LTIP Units were redeemed for approximately $0.5 million in cash. As of March 31, 2016, approximately 1.2 million LTIP Units were outstanding of which approximately 0.7 million were vested.

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

Note 9 – Related Party Transactions

Southern California Consolidated Ventures

We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk industrial buildings located in the Southern California market. Entities controlled by a former executive have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third-party. Each venture partner will earn returns in accordance with their ownership interests. We have controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.

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

DCT

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2016	2015
Earnings per Common Share – Basic and Diluted
Numerator
Net income attributable to common stockholders	$36,391	$28,745
Less: Distributed and undistributed earnings allocated to participating securities	(228)	(143)
Numerator for adjusted net income attributable to common stockholders	$36,163	$28,602

Denominator
Weighted average common shares outstanding – basic	88,384	88,090
Effect of dilutive securities:
Stock options and phantom stock	366	329
Weighted average common shares outstanding – diluted	88,750	88,419

EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.32
Diluted	$0.41	$0.32

Operating Partnership

The following table presents the computation of basic and diluted earnings per common unit (in thousands, except per unit amounts):

	For the Three Months Ended March 31,
	2016	2015
Earnings per OP Unit – Basic and Diluted
Numerator
Net income attributable to OP Unitholders	$38,135	$30,148
Less: Distributed and undistributed earnings allocated to participating securities	(228)	(143)
Numerator for adjusted net income attributable to OP Unitholders	$37,907	$30,005

Denominator
Weighted average OP Units outstanding – basic	92,620	92,389
Effect of dilutive securities:
Stock options and phantom stock	366	329
Weighted average OP Units outstanding – diluted	92,986	92,718

EARNINGS PER OP UNIT:
Basic	$0.41	$0.32
Diluted	$0.41	$0.32

DCT and the Operating Partnership

Potentially Dilutive Shares

For the three months ended March 31, 2016 and 2015, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.2 million and 4.3 million OP Units, respectively, because their effect would be anti-dilutive.

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

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of March 31, 2016	As of December 31, 2015
Segments:
East assets	$1,051,873	$1,034,869
Central assets	1,079,379	1,092,315
West assets	1,379,198	1,365,471
Total segment net assets	3,510,450	3,492,655
Non-segment assets:
Non-segment cash and cash equivalents	12,736	15,860
Other non-segment assets(1)	157,259	123,840
Total assets	$3,680,445	$3,632,355
(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, restricted cash, other receivables and other assets.

The following table presents the rental revenues of our segments and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Three Months Ended March 31,
	2016	2015
East	$29,627	$27,452
Central	30,794	32,683
West	33,556	27,927
Rental revenues	93,977	88,062
Institutional capital management and other fees	393	378
Total revenues	$94,370	$88,440

The following table presents property net operating income (“NOI”) of our segments and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” (in thousands):

	For the Three Months Ended March 31,
	2016	2015
East	$22,073	$19,670
Central	21,213	22,276
West	26,041	21,463
Property NOI(1)	69,327	63,409
Institutional capital management and other fees	393	378
Gain on dispositions of real estate interests	30,097	26,154
Real estate related depreciation and amortization	(40,070)	(38,996)
General and administrative	(6,262)	(7,336)
Equity in earnings of unconsolidated joint ventures, net	884	807
Interest expense	(16,422)	(13,904)
Interest and other income (expense)	515	(18)
Income tax expense and other taxes	(116)	(193)
Net income attributable to noncontrolling interests of the Operating Partnership	(211)	(153)
Net income attributable to OP Unitholders	38,135	30,148
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(1,744)	(1,403)
Net income attributable to common stockholders	$36,391	$28,745

(1)

Property net operating income (“property NOI”) is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations.  Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 12 – Subsequent Events

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

DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2016, DCT owned approximately 95.6% of the outstanding equity interests in the Operating Partnership.

As of March 31, 2016, the Company owned interests in approximately 71.9 million square feet of properties leased to approximately 900 customers, including:

●	63.0 million square feet comprising 394 consolidated operating properties that were 95.8% occupied;
●	7.5 million square feet comprising 23 unconsolidated properties that were 94.3% occupied and which we operated on behalf of three institutional capital management partners;
●	0.9 million square feet comprising five consolidated buildings under redevelopment; and
●	0.5 million square feet comprising three consolidated buildings in development.

In addition, the Company has 12 projects under construction, including one project in our unconsolidated Stirling Capital Investment joint venture, and several projects in pre-development. See “Notes to Consolidated Financial Statements Note 3 – Investment in Properties” for further details related to our development activity.

Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 39, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

●	maximize cash flows from existing properties;
●	deploy capital into quality acquisitions and development opportunities which meet our asset, location and financial criteria; and
●	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities

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

In response to positive net absorption and lower market vacancy levels, rental rates are increasing in most of our markets. Rental concessions, such as free rent, have also declined in all markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during the remainder of 2016 to be higher than the rates on expiring leases.

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

Summary of Significant Transactions and Activities During 2016

Significant transactions for the three months ended March 31, 2016

●	Development Activities
●

As of March 31, 2016, construction was shell-complete on three buildings totaling 0.5 million square feet in the Houston, Miami and Seattle markets.  During the three months ended March 31, 2016, we stabilized seven buildings totaling 2.4 million square feet.

The table below reflects a summary of development activities as of March 31, 2016 (in thousands, except acres and number of buildings):

Project	Market	Acres	Number of Buildings	Square Feet	Percentage Owned(1)		Cumulative Costs at 3/31/2016	Projected Investment	Completion Date(2)	Percentage Leased(3)
Consolidated Development Activities:
Development Projects in Lease Up(4)
DCT Northwest Crossroads Logistics Centre II	Houston	18	1	320	100%		$20,197	$23,677	Q2-2015	59%
DCT Fife Distribution Center North	Seattle	9	1	152	100%		11,956	12,911	Q1-2016	56%
	Sub Total	27	2	472	100%		$32,153	$36,588		58%
Under Construction
DCT North Satellite Distribution Center	Atlanta	47	1	548	100%		$5,862	$29,544	Q1-2017	0%
DCT Downs Park Building A(5)	Baltimore/Washington D.C.	13	1	149	100%		23,799	26,047	Q2-2016	100%
DCT Central Avenue	Chicago	54	1	172	100%		23,910	60,527	Q1-2017	100%
DCT O'Hare Logistics Center	Chicago	7	1	113	100%		11,781	13,421	Q2-2016	100%
DCT North Avenue Distribution Center	Chicago	20	1	350	100%		19,129	26,572	Q3-2016	100%
DCT Stockyards Industrial Center	Chicago	10	1	167	100%		3,242	14,997	Q4-2016	0%
DCT Freeport West	Dallas	7	1	108	100%		5,331	9,198	Q3-2016	55%
DCT Waters Ridge	Dallas	18	1	347	100%		8,505	18,618	Q3-2016	0%
DCT Commerce Center Phase II Building C	Miami	8	1	136	100%		6,529	15,322	Q4-2016	0%
DCT Airport Distribution Center Building D	Orlando	6	1	95	100%		1,984	7,160	Q3-2016	0%
Building 13B(6)	So. California	22	1	445	50	%(7)	4,130	19,960	Q3-2016	100%
DCT Jurupa Ranch	So. California	39	1	970	100%		57,291	71,672	Q2-2016	100%
	Sub Total	251	12	3,600	94%		$171,493	$313,038		63%

	Total	278	14	4,072	95%		$203,646	$349,626		62%

(1)	Percentage owned is based on equity ownership weighted by square feet.
(2)	The completion date represents the date of building shell-completion or estimated date of shell-completion.
(3)	Percentage leased is computed as of the date the financial statements were available to be issued.
(4)

During November 2015, DCT acquired one building totaling 54,000 square feet in Miami that was shell-complete. The building is classified as a property under development and is not included in the table above.

(5)	The Projected Investment does not include any potential promote payable to our joint venture partner.
(6)

During January 2016, DCT commenced construction on Building 13B, a 445,000 square foot building located in our SCLA unconsolidated joint venture.  The cumulative costs of $4.1 million are excluded from “Properties under development” in our Consolidated Balance Sheets as of March 31, 2016.

(7)

Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

●	Dispositions
●

During the three months ended March 31, 2016, we sold four consolidated operating properties totaling 0.8 million square feet in our Houston and Louisville markets to third-parties for gross proceeds of approximately $57.2 million.

●	Debt Activity
●

As of March 31, 2016, we had $161.0 million outstanding and $235.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.

●	During February 2016, we paid-off a $50.0 million senior unsecured fixed rate note at par maturing in April 2016.
●	Equity Activity
●

On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013. During the three months ended March 31, 2016, we issued approximately 0.1 million shares through the continuous equity offering program, at an average price of $39.03 per share for proceeds of approximately $2.8 million, net of offering expenses. The proceeds from the sale of shares were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and will be used for general corporate purposes, which may include funding acquisitions, development or redevelopment and repaying debt.  As of March 31, 2016, 4.9 million shares remain available to be issued under the current offering.

●	Leasing Activity

The following table provides a summary of our leasing activity for the three months ended March 31, 2016:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
FIRST QUARTER 2016		(in thousands)			(in months)
New	25	2,166	N/A	10.2%	72	$4.63
Renewal	33	1,884	N/A	34.6%	67	2.31
Development and redevelopment	5	274	N/A	N/A	101	N/A
Total/Weighted Average	63	4,324	$5.18	22.2%	72	$3.55
Weighted Average Retention(6)	62.3%

(1)	Excludes short-term leases that do not contain standard market provisions.
(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated in accordance with GAAP.
(3)

GAAP basis rent growth is the percentage change in monthly net effective rent of the comparable lease.  New leases where there were no prior comparable leases or materially different lease structures are excluded.

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

During the three months ended March 31, 2016, we signed 23 leases comprising 2.3 million square feet with total concessions of $4.6 million primarily related to free rent periods.

Customer Diversification

As of March 31, 2016, there were no customers that occupied more than 2.3% of our consolidated properties based on annualized base rent. The following table presents our 10 largest customers, based on annualized base rent as of March 31, 2016, who occupy a combined 8.2 million square feet or 12.8% of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Amazon.com, Inc.	2.3%
Distributions Alternatives, Inc.	2.1%
Ozburn-Hessey Logistics, LLC	1.7%
Schenker, Inc.	1.3%
The Clorox Company	1.1%
The Glidden Company	1.0%
YRC, LLC	1.0%
Kellogg Company	1.0%
Bridgestone Corporation	0.9%
Kaiser Foundation Hospitals	0.9%
Total	13.3%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.

We frequently monitor the financial condition of our customers. We communicate often with those customers whom have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues, and no customer represents more than 2.3% of our annual base rent.

Results of Operations

Summary of the three months ended March 31, 2016 compared to the same period ended March 31, 2015

We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. As of March 31, 2016, the Company owned interests in or had under development approximately 71.9 million square feet of properties leased to approximately 900 customers, including 7.5 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of March 31, 2016, we consolidated 394 operating properties, three development properties and five redevelopment properties. As of March 31, 2015, we consolidated 400 operating properties, 12 development properties and four redevelopment properties. As of March 31, 2016, we had 356 properties classified as same store and 46 classified as non-same store consisting of properties that did not meet our same store definition, which includes 38 operating properties and eight development and redevelopment properties.

Comparison of the three months ended March 31, 2016 compared to the same period ended March 31, 2015

The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. The same store portfolio for the periods presented totaled 356 operating properties and was comprised of 54.7 million square feet. A discussion of these changes follows in the table below (in thousands):

	For the Three Months Ended March 31,
	2016	2015	$ Change	Percent Change
Rental Revenues
Same store	$80,745	$78,643	$2,102	2.7%
Non-same store operating properties	12,750	8,758	3,992	45.6%
Development and redevelopment	482	661	(179)	-27.1%
Total rental revenues	93,977	88,062	5,915	6.7%
Rental Expenses and Real Estate Taxes
Same store	21,466	21,852	(386)	-1.8%
Non-same store operating properties	3,029	2,795	234	8.4%
Development and redevelopment	155	6	149	2483.3%
Total rental expenses and real estate taxes	24,650	24,653	(3)	0.0%
Property Net Operating Income(1)
Same store	59,279	56,791	2,488	4.4%
Non-same store operating properties	9,721	5,963	3,758	63.0%
Development and redevelopment	327	655	(328)	-50.1%
Total property net operating income	69,327	63,409	5,918	9.3%
Other Revenue and Other Income
Institutional capital management and other fees	393	378	15	4.0%
Equity in earnings of unconsolidated joint ventures, net	884	807	77	9.5%
Gain on dispositions of real estate interests	30,097	26,154	3,943	15.1%
Interest and other income (expense)	515	(18)	533	2961.1%
Total other revenue and other income	31,889	27,321	4,568	16.7%
Other Expenses
Real estate related depreciation and amortization	40,070	38,996	1,074	2.8%
Interest expense	16,422	13,904	2,518	18.1%
General and administrative	6,262	7,336	(1,074)	-14.6%
Income tax expense and other taxes	116	193	(77)	-39.9%
Total other expenses	62,870	60,429	2,441	4.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(211)	(153)	(58)	-37.9%
Net income attributable to OP Unitholders	38,135	30,148	7,987	26.5%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(1,744)	(1,403)	(341)	-24.3%
Net income attributable to common stockholders	$36,391	$28,745	$7,646	26.6%

(1)

Property net operating income (“property NOI”) is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations.  Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our property net operating income to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues

Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $5.9 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the following:

●

$3.8 million increase in total revenue in our non-same store portfolio, of which $9.9 million is attributed to 14 operating property acquisitions and 23 development and redevelopment properties placed into operation since January 1, 2015, offset in part by a $6.1 million decrease attributed to 34 consolidated property dispositions since January 1, 2015.

●	$2.1 million increase in total revenue in our same store portfolio primarily due to the following:
●	$1.2 million increase in base rent primarily resulting from increased rental rates and a 20 basis point increase in average occupancy period over period;
●	$1.2 million increase in miscellaneous income primarily from tenants due to move-out repairs; and
●	$0.1 million increase in operating expense recoveries related to higher average occupancy; which was partially offset by
●	$0.4 million decrease in early lease termination fees.

The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Three Months Ended March 31, 2016
	2016	2015	$ Change
Base rent	$63,901	$62,827	$1,074
Straight-line rent	5,464	1,587	3,877
Amortization of above and below market rent intangibles	711	782	(71)
Tenant recovery income	22,217	21,746	471
Other	1,604	435	1,169
Revenues related to early lease terminations	80	685	(605)
Total rental revenues	$93,977	$88,062	$5,915

Rental Expenses and Real Estate Taxes

Rental expenses and real estate taxes remained consistent for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the following:

●

$0.4 million decrease in rental expenses and real estate taxes period over period in our same store portfolio primarily due to a $0.4 million decrease in repairs and maintenance and non-recoverable expenses; which was offset by

●

$0.4 million increase in rental expenses and real estate taxes related to our non-same store properties primarily due to a $0.6 million increase in property taxes, non-recoverable expenses and tenant rebill costs, offset in part by a $0.2 million decrease in snow removal costs and a decrease in the number of non-same store properties.

Other Revenue and Other Income

Total other revenue and other income increased $4.6 million for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to the following:

●

$3.9 million increase in gain on dispositions of real estate interests primarily related to gains of $30.1 million recognized on the disposition of four properties in the Louisville and Houston markets during 2016, which was partially offset by gains of $26.2 million recognized on the disposition of six properties in the Memphis market during 2015;

●

$0.5 million increase in interest and other income (expense) primarily related to proceeds received from a roof damage settlement related to several properties located in the Houston market during 2016; and

●

$0.1 million increase in equity in earnings of unconsolidated joint ventures, net primarily related to decreased interest expense due to TRT-DCT Venture III’s repayment of an $8.1 million mortgage note in October 2015.

Other Expenses

Other expenses increased $2.4 million for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to the following:

●	$2.5 million increase in interest expense due to the following:
•	$1.7 million increase related to our $200.0 million term note that was entered into during December 2015;
•	$1.1 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge;
•	$0.8 million decrease in capitalized interest primarily related to four large development properties placed into operation during 2016; and
•	$0.2 million increase due to increased average balance of borrowings on our senior unsecured revolving credit facility during 2016; which was partially offset by
•	$0.6 million decrease due to the repayment of a $40.0 million 5 year private placement note in June 2015;
•	$0.4 million decrease due to the repayment of a $50.9 million mortgage note in October 2015; and
•	$0.3 million decrease due to the repayment of a $50.0 million 10 year fixed rate note in February 2016; and
●

$1.1 million increase in depreciation and amortization expense resulting from a $4.2 million increase related to real estate acquisitions, developments placed in operation and capital additions; partially offset by $2.5 million related to real estate dispositions and $0.6 million related to same store tenant improvements that were fully amortized subsequent to March 31, 2015; which was partially offset by

●	$1.1 million decrease in general and administrative expenses primarily related to decreased pre-acquisition costs.

Segment Summary for the three months ended March 31, 2016 compared to the same period ended March 31, 2015

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

The following table presents the changes in our consolidated properties by segment (dollar amounts and square feet in thousands):

	As of March 31,				For the Three Months Ended March 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income(3)
EAST:
2016	114	21,229	97.4%	$1,051,873	$29,627	$22,073
2015	121	20,562	92.4%	$978,565	$27,452	$19,670

CENTRAL:
2016	150	23,712	89.9%	$1,079,379	$30,794	$21,213
2015	162	25,751	92.4%	$1,078,667	$32,683	$22,276

WEST:
2016	138	19,466	96.3%	$1,379,198	$33,556	$26,041
2015	133	18,885	86.2%	$1,333,544	$27,927	$21,463

(1)	Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents, and other non-segment assets.
(2)	Segment rental revenues include revenue from operating properties and development properties.
(3)

For the definition of property net operating income, or property NOI, and a reconciliation of our property net operating income to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of March 31, 2016	As of December 31, 2015	$ Change
Segments:
East assets	$1,051,873	$1,034,869	$17,004
Central assets	1,079,379	1,092,315	(12,936)
West assets	1,379,198	1,365,471	13,727
Total segment net assets	3,510,450	3,492,655	17,795
Non-segment assets:
Non-segment cash and cash equivalents	12,736	15,860	(3,124)
Other non-segment assets(1)	157,259	123,840	33,419
Total assets	$3,680,445	$3,632,355	$48,090

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, restricted cash, other receivables and other assets.

East Segment

●	East Segment assets increased by approximately $17.0 million in 2016 due to two development properties placed into operation since December 31, 2015.
●	East Segment property NOI increased approximately $2.4 million for the three months ended March 31, 2016 as compared to the same period in 2015, primarily as a result of:
●

$2.2 million increase in rental revenues, of which $3.1 million is attributed to the timing of property acquisitions and $2.2 million increase attributed to higher operating expense recoveries and increased occupancy at properties in our same store portfolio, which was partially offset by $3.1 million in property dispositions; and

●	$0.2 million decrease in operating expenses primarily related to lower property taxes and maintenance expense.

Central Segment

●	Central Segment assets decreased by approximately $12.9 million in 2016 due to the disposition of four properties since December 31, 2015.
●	Central Segment property NOI decreased approximately $1.1 million, for the three months ended March 31, 2016 as compared to the same period in 2015 primarily as a result of:
●

$1.9 million decrease in rental revenues, of which $3.0 million is attributed to property dispositions and $1.6 million attributed to lower straight-line rent, early lease termination fees and tenant reimbursement amortization at properties in our same store portfolio, partially offset by a $2.7 million increase attributed to the timing of property acquisitions and the completion of developments; which was partially offset by

●

$0.8 million decrease in operating expenses primarily related to prior year snow removal costs incurred from severe winter storms during 2015 and an increase in real estate tax refunds received during 2016.

West Segment

●	West Segment assets increased by approximately $13.7 million in 2016 due to two development properties placed into operation since December 31, 2015.
●	West Segment property NOI increased approximately $4.6 million for the three months ended March 31, 2016 as compared to the same period in 2015, primarily as a result of:
●

$5.6 million increase in rental revenues, of which $4.2 million is attributed to the timing of property acquisitions and $1.5 million is attributed to increased occupancy at properties in our same store portfolio; which was partially offset by

●	$1.1 million increase in operating expenses primarily due to increased property taxes driven by developments placed into operation and property acquisitions.

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

Cash Flows

“Cash and cash equivalents” were $14.2 million and $18.4 million as of March 31, 2016 and December 31, 2015, respectively.

Net cash provided by operating activities increased $10.9 million to $45.1 million during the three months ended March 31, 2016 compared to $34.2 million during the same period in 2015. This change was primarily due to an increase in property net operating income attributable to acquired properties and operating performance at existing properties.

Net cash used in investing activities increased $17.7 million to $64.0 million during the three months ended March 31, 2016 compared to $46.3 million during the same period in 2015. This change was primarily due to an increase of $35.7 million in cash outflows related to capital expenditures and development activities, as reflected in the table below, a decrease of $33.9 million in cash inflows related to an increase in restricted cash due to timing of 1031 proceeds received from dispositions and a decrease of $29.5 million in cash inflows from dispositions; partially offset by a decrease of $84.0 million in cash outflows from acquisitions.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities During 2016 –Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of March 31, 2016. Our total capital expenditures were comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2016	2015	$ Change
Development	$60,647	$34,202	$26,445
Redevelopment	2,400	2,948	(548)
Due diligence	1,144	3,321	(2,177)
Casualty expenditures	512	42	470
Building and land improvements	1,120	1,243	(123)
Tenant improvements and leasing costs	11,300	9,575	1,725
Total capital expenditures and development activities	77,123	51,331	25,792
Change in accruals and other adjustments	6,148	(3,788)	9,936
Total cash paid for capital expenditures and development activities	$83,271	$47,543	$35,728

We capitalize costs directly related to the development, pre-development, redevelopment or improvement of our investments in real estate. Building and land improvements comprise capital expenditures related to maintaining our consolidated operating activities. Due diligence capital improvements relate to acquired operating properties and are generally incurred within 12 months of the acquisition date.

We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. The total of these capitalized costs was comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2016	2015	$ Change
Development activities	$1,180	$1,008	$172
Leasing activities	918	851	67
Operating building activities	761	720	41
Total capitalized general and administrative expense	$2,859	$2,579	$280

In addition, we capitalize interest costs incurred associated with development and construction activities. During the three months ended March 31, 2016 and 2015 total interest capitalized was $2.9 million and $3.7 million, respectively.

Net cash provided by financing activities increased $11.6 million to $14.8 million during the three months ended March 31, 2016 compared to $3.2 million during the same period in 2015 primarily due to the following:

●	$59.0 million increase in proceeds from our senior unsecured revolving credit facility, as net borrowings of $91.0 million during 2016 exceeded our $32.0 million of net borrowings during 2015; and
●	$2.8 million increase in cash inflows due to 0.1 million shares issued in 2016 under our continuous equity offering program; which was partially offset by
●	$50.0 million decrease due to the repayment of our $50.0 million senior unsecured fixed rate note at par maturing in April 2016.

Common Stock

As of March 31, 2016, approximately 88.6 million shares of common stock were issued and outstanding.

On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013. Pursuant to this offering, we may sell up to five million shares of common stock from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. We intend to use the proceeds for general corporate purposes, which may include funding acquisitions, development or redevelopment and repaying debt. During the three months ended March 31, 2016, we issued approximately 0.1 million shares through the continuous equity offering program, at an average price of $39.03 per share for proceeds of approximately $2.8 million, net of offering expenses. As of March 31, 2016, approximately 4.9 million shares remain available to be issued under the current offering.

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

During the three months ended March 31, 2016 and 2015, approximately 0.2 million and 0.1 million OP Units were redeemed for approximately $0.5 million and $38,000 in cash and approximately 0.2 million and 0.1 million shares of DCT common stock, respectively.

As of March 31, 2016 and December 31, 2015, approximately 4.1 million and 4.0 million OP Units were issued, outstanding and held by entities other than DCT, including approximately 0.7 million and 0.6 million vested LTIP Units issued under our Long-Term Incentive Plan, respectively.

As of March 31, 2016 and December 31, 2015, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $162.7 million and $150.9 million based on the $39.47 and $37.37 per share closing price of DCT’s common stock on March 31, 2016 and December 31, 2015, respectively.

Distributions

During the three months ended March 31, 2016 and 2015, our board of directors declared distributions to stockholders and unitholders totaling approximately $27.2 million and $26.1 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2016 and 2015.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During May 2016, our board of directors declared a quarterly cash dividend of $0.29 per share and unit, payable on July 13, 2016 to stockholders and OP Unitholders of record as of July 1, 2016.

Outstanding Indebtedness

As of March 31, 2016 our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.6 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2015, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of debt associated with unconsolidated joint ventures.

As of March 31, 2016, the gross book value of our consolidated properties was approximately $4.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of March 31, 2016 and December 31, 2015.

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

Line of Credit

As of March 31, 2016, we had $161.0 million outstanding and $235.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million. As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.

The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of March 31, 2016 and December 31, 2015.

Debt Maturities

The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs, as of March 31, 2016 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2016	$49,000	$5,547	$-		$54,547
2017	51,000	41,078	100,000	(1)	192,078
2018	81,500	6,747	-		88,247
2019	46,000	51,344	161,000		258,344
2020	50,000	71,933	125,000	(1)	246,933
Thereafter	532,500	29,107	200,000	(1)	761,607
Total	$810,000	$205,756	$586,000		$1,601,756

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

Financing Strategy

We do not have a formal policy limiting the amount of debt we incur, although we currently intend to operate so that our financial metrics are generally consistent with investment grade peers in the real estate industry. We continually evaluate our secured and unsecured leverage and among other relevant metrics, our fixed charge coverage ratio. Our charter and our bylaws do not limit the indebtedness that we may incur. We are, however, subject to certain covenants which may limit our outstanding indebtedness.

Contractual Obligations

The following table presents our contractual obligations as of March 31, 2016, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Scheduled long-term debt maturities, including interest(2)	$1,917,026	$121,153	$436,521	$537,538	$821,814
Operating lease commitments	2,168	847	717	589	15
Ground lease commitments(3)	11,753	556	1,102	1,102	8,993
Total	$1,930,947	$122,556	$438,340	$539,229	$830,822

(1)

From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $164.4 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at March 31, 2016.
(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.

Off-Balance Sheet Arrangements

As of March 31, 2016 and 2015, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.

As of March 31, 2016, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $35.6 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements

There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of March 31, 2016, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $35.6 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2016	$-
2017	35,577
2018	-
2019	-
2020	-
Thereafter	-
Total	$35,577

Funds From Operations

DCT Industrial believes that net income (loss) attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure.  However, DCT Industrial considers funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental, non-GAAP measure of DCT Industrial’s operating performance.  NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP.  FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive DCT Industrial’s pro rata share of FFO of unconsolidated joint ventures.  We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO.  Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure.  We also present FFO, as adjusted, which excludes hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs and impairment losses on properties which are not depreciable.  We believe that FFO excluding hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results.  Readers should note that FFO captures neither the changes in the value of DCT Industrial’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of DCT Industrial’s properties, all of which have real economic effect and could materially impact DCT Industrial’s results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, DCT Industrial’s FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income (loss) as a measure of DCT Industrial’s performance.

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” (unaudited, amounts in thousands, except per share and unit data):

	For the Three Months Ended March 31,
	2016	2015
Reconciliation of net income attributable to common stockholders to FFO:
Net income attributable to common stockholders	$36,391	$28,745
Adjustments:
Real estate related depreciation and amortization	40,070	38,996
Equity in earnings of unconsolidated joint ventures, net	(884)	(807)
Equity in FFO of unconsolidated joint ventures	2,367	2,408
Gain on dispositions of real estate interests	(30,097)	(26,154)
Gain on dispositions of non-depreciable real estate	-	18
Noncontrolling interest in the above adjustments	(686)	(853)
FFO attributable to unitholders	2,261	2,067
FFO attributable to common stockholders and unitholders – basic and diluted	49,422	44,420
Adjustments:
Acquisition costs	20	1,314
Hedge ineffectiveness (non-cash)	1,063	-
FFO, as adjusted, attributable to common stockholders and unitholders – basic and diluted	$50,505	$45,734

FFO per common share and unit – basic	$0.53	$0.48
FFO per common share and unit – diluted	$0.53	$0.48

FFO, as adjusted, per common share and unit – basic	$0.54	$0.49
FFO, as adjusted, per common share and unit – diluted	$0.54	$0.49

FFO weighted average common shares and units outstanding:
Common shares for earnings per share	88,384	88,090
Participating securities	509	571
Units	4,236	4,299
FFO weighted average common shares, participating securities and units outstanding – basic	93,129	92,960
Dilutive common stock equivalents	366	329
FFO weighted average common shares, participating securities and units outstanding – diluted	93,495	93,289

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

During June 2013 certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2016 and December 31, 2015, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of $6.8 million.

During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, LIBOR rates in the US have never been negative nor do we expect them to become negative in the future. In the event that US LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between US LIBOR and zero. During the three months ended March 31, 2016, we recorded a non-cash charge of approximately $1.1 million of hedge ineffectiveness in earnings attributable to a zero percent floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable-rate debt from which the hedged forecasted transactions are expected to flow is subject to a zero percent floor on the USD-LIBOR component of the interest rate). As of March 31, 2016 and December 31, 2015, we had borrowings payable subject to this pay-fixed, receive-floating interest rate swap with aggregate principal balances of approximately $200.0 million, see “Notes to a Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2016, we had approximately $386.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the three months ended March 31, 2016 would increase approximately $0.2 million based on our outstanding floating-rate debt as of March 31, 2016. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $3.1 million during the three months ended March 31, 2016.

As of March 31, 2016, the estimated fair value of our debt was approximately $1.7 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

DCT Industrial Trust Inc.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2016, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

DCT Industrial Operating Partnership LP

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2016 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 19, 2016, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*3.1	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)
*3.2	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)
*3.3	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)
*3.4	Third Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 1, 2013)
*3.5	Fourth Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 4, 2016)
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 6, 2016	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: May 6, 2016	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 6, 2016	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: May 6, 2016	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: May 6, 2016	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 6, 2016	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

*3.1	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)
*3.2	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)
*3.3	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)
*3.4	Third Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 1, 2013)
*3.5	Fourth Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 4, 2016)
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
+32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101

The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
*	Filed previously.