Form 10-Q
period 2016-06-30
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2016-08-05
CIK 1170991, 1604042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-33201 (DCT Industrial Trust Inc.) 333-195185 (DCT Industrial Operating Partnership LP)
_____________________________________________________________
DCT INDUSTRIAL TRUST INC.
DCT INDUSTRIAL OPERATING PARTNERSHIP LP
(Exact name of registrant as specified in its charter)
_____________________________________________________________

Maryland (DCT Industrial Trust Inc.)	82-0538520
Delaware (DCT Industrial Operating Partnership LP)	82-0538522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
518 Seventeenth Street, Suite 800 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 597-2400
(Registrant’s telephone number, including area code)
_____________________________________________________________
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
As of July 29, 2016, 90,149,506 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2016 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term the “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of June 30, 2016, DCT owned approximately 95.8% of the outstanding equity interests in the Operating Partnership.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 4.2% of the Operating Partnership were owned by executives and non-affiliated limited partners as of June 30, 2016.
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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Land	$1,011,875	$1,009,905
Buildings and improvements	3,032,314	2,886,859
Intangible lease assets	78,369	84,420
Construction in progress	100,180	159,397
Total investment in properties	4,222,738	4,140,581
Less accumulated depreciation and amortization	(783,879)	(742,980)
Net investment in properties	3,438,859	3,397,601
Investments in and advances to unconsolidated joint ventures	88,175	82,635
Net investment in real estate	3,527,034	3,480,236
Cash and cash equivalents	33,403	18,412
Restricted cash	50,470	31,187
Straight-line rent and other receivables, net of allowance for doubtful accounts of $416 and $335, respectively	71,992	60,357
Other assets, net	15,207	15,964
Assets held for sale	—	26,199
Total assets	$3,698,106	$3,632,355

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$96,201	$108,788
Distributions payable	27,381	26,938
Tenant prepaids and security deposits	30,890	29,663
Other liabilities	38,556	18,398
Intangible lease liabilities, net	20,230	22,070
Line of credit	133,000	70,000
Senior unsecured notes	1,226,874	1,276,097
Mortgage notes	206,219	210,375
Liabilities related to assets held for sale	—	869
Total liabilities	1,779,351	1,763,198

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 89,921,284 and 88,313,891 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	899	883
Additional paid-in capital	2,822,705	2,766,193
Distributions in excess of earnings	(986,185)	(992,010)
Accumulated other comprehensive loss	(29,172)	(23,082)
Total stockholders’ equity	1,808,247	1,751,984
Noncontrolling interests	110,508	117,173
Total equity	1,918,755	1,869,157
Total liabilities and equity	$3,698,106	$3,632,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Rental revenues	$95,597	$88,115	$189,574	$176,177
Institutional capital management and other fees	305	423	698	801
Total revenues	95,902	88,538	190,272	176,978

OPERATING EXPENSES:
Rental expenses	8,986	8,408	19,035	18,556
Real estate taxes	15,054	13,521	29,655	28,026
Real estate related depreciation and amortization	39,901	38,449	79,971	77,445
General and administrative	7,358	9,856	13,620	17,192
Casualty loss	162	—	162	—
Total operating expenses	71,461	70,234	142,443	141,219
Operating income	24,441	18,304	47,829	35,759

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	2,627	—	2,627
Equity in earnings of unconsolidated joint ventures, net	935	1,036	1,819	1,843
Gain on dispositions of real estate interests	12,955	14,932	43,052	41,086
Interest expense	(15,635)	(13,609)	(32,057)	(27,513)
Interest and other income (expense)	48	(11)	563	(29)
Income tax expense and other taxes	(172)	(278)	(288)	(471)
Consolidated net income of DCT Industrial Trust Inc.	22,572	23,001	60,918	53,302
Net income attributable to noncontrolling interests	(1,154)	(4,704)	(3,109)	(6,260)
Net income attributable to common stockholders	21,418	18,297	57,809	47,042
Distributed and undistributed earnings allocated to participating securities	(106)	(201)	(334)	(344)
Adjusted net income attributable to common stockholders	$21,312	$18,096	$57,475	$46,698

NET EARNINGS PER COMMON SHARE:
Basic	$0.24	$0.21	$0.65	$0.53
Diluted	$0.24	$0.20	$0.64	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	89,748	88,187	89,066	88,139
Diluted	90,184	88,486	89,490	88,453

Distributions declared per common share	$0.29	$0.28	$0.58	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income of DCT Industrial Trust Inc.	$22,572	$23,001	$60,918	$53,302
Other comprehensive income (loss):
Net derivative gain (loss) on cash flow hedging instruments	(3,437)	58	(9,866)	(455)
Net reclassification adjustment on cash flow hedging instruments	1,670	1,158	3,412	2,311
Other comprehensive income (loss)	(1,767)	1,216	(6,454)	1,856
Comprehensive income	20,805	24,217	54,464	55,158
Comprehensive income attributable to noncontrolling interests	(1,107)	(4,843)	(2,745)	(6,354)
Comprehensive income attributable to common stockholders	$19,698	$19,374	$51,719	$48,804

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehen- sive Loss	Non-controlling Interests
		Shares	Amount
Balance at December 31, 2015	$1,869,157	88,314	$883	$2,766,193	$(992,010)	$(23,082)	$117,173
Net income	60,918	—	—	—	57,809	—	3,109
Other comprehensive loss	(6,454)	—	—	—	—	(6,090)	(364)
Issuance of common stock, net of offering costs	48,451	1,233	12	48,439	—	—	—
Issuance of common stock, stock-based compensation plans	(482)	53	1	(483)	—	—	—
Amortization of stock-based compensation	3,364	—	—	830	—	—	2,534
Distributions to common stockholders and noncontrolling interests	(55,161)	—	—	—	(51,984)	—	(3,177)
Capital contributions from noncontrolling interests	99	—	—	—	—	—	99
Redemptions of noncontrolling interests	(1,137)	321	3	7,726	—	—	(8,866)
Balance at June 30, 2016	$1,918,755	89,921	$899	$2,822,705	$(986,185)	$(29,172)	$110,508

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$60,918	$53,302
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	79,971	77,445
Gain on dispositions of real estate interests	(43,052)	(41,086)
Distributions of earnings from unconsolidated joint ventures	2,775	2,827
Equity in earnings of unconsolidated joint ventures, net	(1,819)	(1,843)
Stock-based compensation	2,740	2,540
Casualty loss	162	—
Straight-line rent	(11,158)	(3,402)
Other	2,910	(1)
Changes in operating assets and liabilities:
Other receivables and other assets	(2,039)	10,668
Accounts payable, accrued expenses and other liabilities	5,720	(316)
Net cash provided by operating activities	97,128	100,134
INVESTING ACTIVITIES:
Real estate acquisitions	(8,698)	(143,465)
Capital expenditures and development activities	(152,111)	(97,639)
Proceeds from dispositions of real estate investments	106,144	136,188
Investments in unconsolidated joint ventures	(7,942)	(840)
Proceeds from casualties and involuntary conversion	600	—
Distributions of investments in unconsolidated joint ventures	653	1,014
Change in restricted cash	(19,788)	(2,501)
Other investing activities	(2,973)	(940)
Net cash used in investing activities	(84,115)	(108,183)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	113,000	166,000
Repayments of senior unsecured revolving line of credit	(50,000)	(54,000)
Repayments of senior unsecured notes	(50,000)	(40,000)
Principal payments on mortgage notes	(3,309)	(4,112)
Net settlement on issuance of stock-based compensation awards	(482)	(425)
Proceeds from issuance of common stock	49,223	—
Offering costs for issuance of common stock and OP Units	(772)	—
Redemption of noncontrolling interests	(1,137)	(941)
Dividends to common stockholders	(51,497)	(49,387)
Distributions to noncontrolling interests	(3,221)	(2,985)
Contributions from noncontrolling interests	99	—
Other financing activity	74	(2,818)
Net cash provided by financing activities	1,978	11,332
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,991	3,283
CASH AND CASH EQUIVALENTS, beginning of period	18,412	19,631
CASH AND CASH EQUIVALENTS, end of period	$33,403	$22,914

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$28,783	$25,848
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$18,131	$13,159
Redemptions of OP Units settled in shares of common stock	$7,729	$2,350
Assumption of mortgage notes in connection with real estate acquired	$—	$22,958
 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Land	$1,011,875	$1,009,905
Buildings and improvements	3,032,314	2,886,859
Intangible lease assets	78,369	84,420
Construction in progress	100,180	159,397
Total investment in properties	4,222,738	4,140,581
Less accumulated depreciation and amortization	(783,879)	(742,980)
Net investment in properties	3,438,859	3,397,601
Investments in and advances to unconsolidated joint ventures	88,175	82,635
Net investment in real estate	3,527,034	3,480,236
Cash and cash equivalents	33,403	18,412
Restricted cash	50,470	31,187
Straight-line rent and other receivables, net of allowance for doubtful accounts of $416 and $335, respectively	71,992	60,357
Other assets, net	15,207	15,964
Assets held for sale	—	26,199
Total assets	$3,698,106	$3,632,355

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$96,201	$108,788
Distributions payable	27,381	26,938
Tenant prepaids and security deposits	30,890	29,663
Other liabilities	38,556	18,398
Intangible lease liabilities, net	20,230	22,070
Line of credit	133,000	70,000
Senior unsecured notes	1,226,874	1,276,097
Mortgage notes	206,219	210,375
Liabilities related to assets held for sale	—	869
Total liabilities	1,779,351	1,763,198

Partners' Capital:
General Partner:
OP Units, 938,789 and 923,532 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	19,367	18,806
Limited Partners:
OP Units, 92,940,110 and 91,429,694 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,917,345	1,861,809
Accumulated other comprehensive loss	(30,455)	(24,137)
Total partners' capital	1,906,257	1,856,478
Noncontrolling interests	12,498	12,679
Total capital	1,918,755	1,869,157
Total liabilities and capital	$3,698,106	$3,632,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Rental revenues	$95,597	$88,115	$189,574	$176,177
Institutional capital management and other fees	305	423	698	801
Total revenues	95,902	88,538	190,272	176,978

OPERATING EXPENSES:
Rental expenses	8,986	8,408	19,035	18,556
Real estate taxes	15,054	13,521	29,655	28,026
Real estate related depreciation and amortization	39,901	38,449	79,971	77,445
General and administrative	7,358	9,856	13,620	17,192
Casualty loss	162	—	162	—
Total operating expenses	71,461	70,234	142,443	141,219
Operating income	24,441	18,304	47,829	35,759

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	2,627	—	2,627
Equity in earnings of unconsolidated joint ventures, net	935	1,036	1,819	1,843
Gain on dispositions of real estate interests	12,955	14,932	43,052	41,086
Interest expense	(15,635)	(13,609)	(32,057)	(27,513)
Interest and other income (expense)	48	(11)	563	(29)
Income tax expense and other taxes	(172)	(278)	(288)	(471)
Consolidated net income of DCT Industrial Operating Partnership LP	22,572	23,001	60,918	53,302
Net income attributable to noncontrolling interests	(212)	(3,824)	(423)	(3,977)
Net income attributable to OP Unitholders	22,360	19,177	60,495	49,325
Distributed and undistributed earnings allocated to participating securities	(106)	(201)	(334)	(344)
Adjusted net income attributable to OP Unitholders	$22,254	$18,976	$60,161	$48,981

NET EARNINGS PER OP UNIT:
Basic	$0.24	$0.21	$0.65	$0.53
Diluted	$0.24	$0.20	$0.64	$0.53

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	93,787	92,443	93,204	92,417
Diluted	94,223	92,742	93,628	92,731

Distributions declared per OP Unit	$0.29	$0.28	$0.58	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income of DCT Industrial Operating Partnership LP	$22,572	$23,001	$60,918	$53,302
Other comprehensive income (loss):
Net derivative gain (loss) on cash flow hedging instruments	(3,437)	58	(9,866)	(455)
Net reclassification adjustment on cash flow hedging instruments	1,670	1,158	3,412	2,311
Other comprehensive income (loss)	(1,767)	1,216	(6,454)	1,856
Comprehensive income	20,805	24,217	54,464	55,158
Comprehensive income attributable to noncontrolling interests	(172)	(3,894)	(287)	(3,994)
Comprehensive income attributable to OP Unitholders	$20,633	$20,323	$54,177	$51,164

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
(unaudited, in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non-controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2015	$1,869,157	924	$18,806	91,429	$1,861,809	$(24,137)	$12,679
Net income	60,918	—	605	—	59,890	—	423
Other comprehensive loss	(6,454)	—	—	—	—	(6,318)	(136)
Issuance of OP Units, net of selling costs	48,451	—	—	1,233	48,451	—	—
Issuance of OP Units, share-based compensation plans	(482)	—	—	321	(482)	—	—
Amortization of share-based compensation	3,364	—	—	—	3,364	—	—
Distributions to OP Unitholders and noncontrolling interests	(55,161)	—	(546)	—	(54,048)	—	(567)
Capital contributions from noncontrolling interests	99	—	—	—	—	—	99
Redemption of limited partner OP Units, net	(1,137)	—	—	(28)	(1,137)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	15	502	(15)	(502)	—	—
Balance at June 30, 2016	$1,918,755	939	$19,367	92,940	$1,917,345	$(30,455)	$12,498

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$60,918	$53,302
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	79,971	77,445
Gain on dispositions of real estate interests	(43,052)	(41,086)
Distributions of earnings from unconsolidated joint ventures	2,775	2,827
Equity in earnings of unconsolidated joint ventures, net	(1,819)	(1,843)
Share-based compensation	2,740	2,540
Casualty loss	162	—
Straight-line rent	(11,158)	(3,402)
Other	2,910	(1)
Changes in operating assets and liabilities:
Other receivables and other assets	(2,039)	10,668
Accounts payable, accrued expenses and other liabilities	5,720	(316)
Net cash provided by operating activities	97,128	100,134
INVESTING ACTIVITIES:
Real estate acquisitions	(8,698)	(143,465)
Capital expenditures and development activities	(152,111)	(97,639)
Proceeds from dispositions of real estate investments	106,144	136,188
Investments in unconsolidated joint ventures	(7,942)	(840)
Proceeds from casualties and involuntary conversion	600	—
Distributions of investments in unconsolidated joint ventures	653	1,014
Change in restricted cash	(19,788)	(2,501)
Other investing activities	(2,973)	(940)
Net cash used in investing activities	(84,115)	(108,183)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	113,000	166,000
Repayments of senior unsecured revolving line of credit	(50,000)	(54,000)
Repayments of senior unsecured notes	(50,000)	(40,000)
Principal payments on mortgage notes	(3,309)	(4,112)
Net settlement on issuance of share-based compensation awards	(482)	(425)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	48,451	—
OP Unit redemptions	(1,137)	(941)
Distributions paid on OP Units	(54,151)	(52,035)
Distributions to noncontrolling interests	(567)	(337)
Contributions from noncontrolling interests	99	—
Other financing activity	74	(2,818)
Net cash provided by financing activities	1,978	11,332
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,991	3,283
CASH AND CASH EQUIVALENTS, beginning of period	18,412	19,631
CASH AND CASH EQUIVALENTS, end of period	$33,403	$22,914

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$28,783	$25,848
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$18,131	$13,159
Assumption of mortgage notes in connection with real estate acquired	$—	$22,958

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2016, DCT owned approximately 95.8% of the outstanding equity interests in the Operating Partnership.
As of June 30, 2016, the Company owned interests in approximately 72.0 million square feet of properties leased to approximately 900 customers, including:

•	63.4 million square feet comprising 392 consolidated operating properties that were 95.6% occupied;

•	7.5 million square feet comprising 23 unconsolidated properties that were 97.6% occupied and which we operated on behalf of three institutional capital management partners;

•	0.8 million square feet comprising four consolidated properties under redevelopment; and

•	0.2 million square feet comprising two consolidated properties in development.
In addition, the Company has 10 projects under construction, including one project in our unconsolidated Stirling Capital Investment joint venture, and several projects in pre-development.  See “Note 3 – Investment in Properties" for further details.

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
Revenue Recognition
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value of the leased building. Generally our leases do not meet any of the criteria above and accordingly are classified as operating leases. We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $5.7 million and $11.2 million for the three and six months ended June 30, 2016, respectively, and approximately $1.8 million and $3.4 million for the three and six months ended June 30, 2015, respectively.

If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of revenue over the lease term. Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. Tenant recovery income recognized as “Rental revenues” was approximately $22.3 million and $44.5 million for the three and six months ended June 30, 2016, respectively, and approximately $20.5 million and $42.2 million for the three and six months ended June 30, 2015, respectively.
We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.  The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.8 million and $1.5 million in each corresponding period for the three and six months ended June 30, 2016 and 2015.
Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was approximately $0.6 million and $0.7 million for the three and six months ended June 30, 2016, respectively, and approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively.
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

New Accounting Standards
In May 2014, the Financial Accounting Standards Boards (“FASB”) issued an accounting standards update (“ASU”) that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB has subsequently issued additional ASUs that improve guidance and provide clarification to the new standard. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact this guidance will have on our Consolidated Financial Statements.

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

Note 3 – Investment in Properties
Our consolidated investment in properties consists of operating properties, properties under development, properties in pre-development, redevelopment properties and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	June 30, 2016	December 31, 2015
Operating properties	$3,992,644	$3,791,721
Properties under development	128,247	242,906
Properties in pre-development	33,184	41,313
Properties under redevelopment	60,965	56,943
Land held	7,698	7,698
Total investment in properties	4,222,738	4,140,581
Less accumulated depreciation and amortization	(783,879)	(742,980)
Net investment in properties	$3,438,859	$3,397,601
Development Activity
Our properties under development include the following:

•
Two buildings totaling 0.2 million square feet that are currently in lease-up as shell-complete activities have been completed as of June 30, 2016, including one building totaling 0.1 million square feet that was shell-complete upon acquisition. These properties are 52.8% leased based on weighted average square feet; and

•	Ten projects are under construction, including one project in our unconsolidated Stirling Capital Investment joint venture, totaling 2.6 million square feet.
During the six months ended June 30, 2016, we acquired 40.6 acres of land in the Baltimore/Washington D.C. and Dallas markets for approximately $8.3 million that is held for future development.
Disposition Activity
During the six months ended June 30, 2016, we sold 11 consolidated operating properties totaling 2.0 million square feet from our Chicago, Houston, Louisville and Northern California markets to third-parties for gross proceeds of approximately $108.6 million. We recognized gains of approximately $43.1 million on the disposition of these 11 properties.
Intangible Lease Assets and Liabilities
Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2 – Summary of Significant Accounting Policies” for additional information) was approximately $3.0 million and $6.2 million for the three and six months ended June 30, 2016, respectively, and approximately $3.7 million and $7.6 million for the three and six months ended June 30, 2015, respectively. Our intangible lease assets and liabilities included the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$74,423	$(36,909)	$37,514	$79,718	$(35,993)	$43,725
Above market rent	$3,946	$(1,886)	$2,060	$4,702	$(2,280)	$2,422
Below market rent	$(30,459)	$10,229	$(20,230)	$(31,565)	$9,495	$(22,070)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures
We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of June 30, 2016		Investments in and Advances to as of
	Ownership Percentage	Number of Buildings	June 30, 2016	December 31, 2015
Unconsolidated Joint Ventures
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$37,854	$38,153
TRT-DCT Venture III	10.0%	4	1,977	1,972
Total Institutional Joint Ventures		17	39,831	40,125
Other:
Stirling Capital Investments (SCLA)(1)	50.0%	6	48,344	42,510
Total		23	$88,175	$82,635

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

Note 5 – Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
As of June 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$133,000	$133,000	$70,000	$70,000
Fixed rate debt(2)	$1,214,523	$1,292,937	$1,268,596	$1,310,388
Variable rate debt	$225,000	$222,954	$225,000	$222,649

Interest rate contracts:
Interest rate swap asset (liability)(3)	$(9,455)	$(9,455)	$219	$219

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

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the six months ended June 30, 2016 and 2015.

	During the Six Months Ended June 30,
	2016	2015
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$219	$(167)
Net unrealized loss included in accumulated other comprehensive loss	(9,575)	(37)
Realized gain (loss) recognized in interest expense	(99)	74
Ending balance at June 30	$(9,455)	$(130)

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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2016 and December 31, 2015, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.7 million and $6.8 million, respectively.

During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor. In the event that US LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between US LIBOR and zero. During the six months ended June 30, 2016, we recorded approximately $1.4 million of hedge ineffectiveness in earnings attributable to a zero percent floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable-rate debt from which the hedged forecasted transactions are expected to flow is subject to a zero percent floor on the USD-LIBOR component of the interest rate). As of June 30, 2016 and December 31, 2015, we had borrowings payable subject to this pay-fixed, receive-floating interest rate swap with aggregate principal balances of approximately $200.0 million.
The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for effective portion of derivatives	$(3,437)	$58	$(9,866)	$(455)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,670)	$(1,158)	$(3,412)	$(2,311)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$(357)	$—	$(1,420)	$—

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $6.7 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness
As of June 30, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.4 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2015, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of debt associated with unconsolidated joint ventures.
As of June 30, 2016, the gross book value of our consolidated properties was approximately $4.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of June 30, 2016 and December 31, 2015.
Line of Credit
As of June 30, 2016, we had $133.0 million outstanding and $263.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.  As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.

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

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership
DCT
Common Stock
As of June 30, 2016, approximately 89.9 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program to replace our continuous equity offering program previously registered on May 29, 2013. Pursuant to this offering, we may sell up to five million shares of common stock from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the six months ended June 30, 2016, we issued approximately 1.2 million shares through the continuous equity offering program, at an average price of $39.93 per share for proceeds of approximately $48.5 million, net of offering expenses. We used the proceeds for general corporate purposes, including funding developments and redevelopments and repaying debt. As of June 30, 2016, approximately 3.8 million shares remain available to be issued under the current offering.  We did not issue any shares under the current or previously registered offering programs during 2015.
During the six months ended June 30, 2016 and 2015, we issued approximately 53,000 and 87,000 shares of common stock in each corresponding period related to vested shares of restricted stock, phantom shares and stock option exercises.
Operating Partnership
OP Units
For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.
As of June 30, 2016 and December 31, 2015, DCT owned approximately 95.8% and 95.6%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.
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
During the six months ended June 30, 2016 and 2015, approximately 0.3 million and 0.1 million OP Units were redeemed for approximately $0.6 million and $0.9 million in cash and approximately 0.3 million and 0.1 million shares of DCT common stock, respectively. The OP Unit redemptions exclude LTIP Unit redemptions, see "LTIP Units" below for a summary of LTIP Unit redemptions.
As of June 30, 2016 and December 31, 2015, approximately 4.0 million OP Units were issued, outstanding and held by entities other than DCT in each corresponding period, including approximately 0.7 million and 0.6 million vested LTIP Units issued under our Long-Term Incentive Plan, respectively.
As of June 30, 2016 and December 31, 2015, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $190.1 million and $150.9 million based on the $48.04 and $37.37 per share closing price of DCT’s common stock on June 30, 2016 and December 31, 2015, respectively.
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
Restricted Stock
Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which term the stock fully vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the six months ended June 30, 2016, we granted approximately 0.1 million shares of restricted stock to certain officers and employees at the weighted average fair market value of $36.20 per share.
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
During the six months ended June 30, 2016, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $6.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23% and risk-free interest rate of 1.28%. During the six months ended June 30, 2016, there were approximately 69,000 vested LTIP Units converted into approximately 69,000 common shares and approximately 13,000 LTIP Units were redeemed for approximately $0.5 million in cash. As of June 30, 2016, approximately 1.2 million LTIP Units were outstanding of which approximately 0.7 million were vested.
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

Note 10 – Earnings per Share/Unit

We use the two-class method of computing net earnings per common share/unit which is an earnings allocation formula that determines net earnings per share/unit for common stock/unit and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, net earnings per common share/unit are computed by dividing the sum of distributed earnings to common stockholders/OP Unitholders and undistributed earnings allocated to common stockholders/OP Unitholders by the weighted average number of common shares/units outstanding for the period.

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

DCT

The following table presents the computation of basic and diluted net earnings per common share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Earnings per Common Share – Basic and Diluted
Numerator
Net income attributable to common stockholders	$21,418	$18,297	$57,809	$47,042
Less: Distributed and undistributed earnings allocated to participating securities	(106)	(201)	(334)	(344)
Numerator for adjusted net income attributable to common stockholders	$21,312	$18,096	$57,475	$46,698

Denominator
Weighted average common shares outstanding – basic	89,748	88,187	89,066	88,139
Effect of dilutive securities:
Stock options and phantom stock	436	299	424	314
Weighted average common shares outstanding – diluted	90,184	88,486	89,490	88,453

Net Earnings per Common Share:
Basic	$0.24	$0.21	$0.65	$0.53
Diluted	$0.24	$0.20	$0.64	$0.53

Operating Partnership

The following table presents the computation of basic and diluted net earnings per common unit (in thousands, except per unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Earnings per OP Unit – Basic and Diluted
Numerator
Net income attributable to OP Unitholders	$22,360	$19,177	$60,495	$49,325
Less: Distributed and undistributed earnings allocated to participating securities	(106)	(201)	(334)	(344)
Numerator for adjusted net income attributable to OP Unitholders	$22,254	$18,976	$60,161	$48,981

Denominator
Weighted average OP Units outstanding – basic	93,787	92,443	93,204	92,417
Effect of dilutive securities:
Stock options and phantom stock	436	299	424	314
Weighted average OP Units outstanding – diluted	94,223	92,742	93,628	92,731

Net Earnings per OP Unit:
Basic	$0.24	$0.21	$0.65	$0.53
Diluted	$0.24	$0.20	$0.64	$0.53

DCT and the Operating Partnership
Potentially Dilutive Shares
For the three and six months ended June 30, 2016, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.0 million and 4.1 million OP Units, respectively, because their effect would be anti-dilutive. During the same periods ended June 30, 2015, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.3 million OP Units because their effect would be anti-dilutive.

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
The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of June 30, 2016	As of December 31, 2015
Segments:
East assets	$1,067,569	$1,034,869
Central assets	1,061,076	1,092,315
West assets	1,389,240	1,365,471
Total segment net assets	3,517,885	3,492,655
Non-segment assets:
Non-segment cash and cash equivalents	31,466	15,860
Other non-segment assets(1)	148,755	123,840
Total assets	$3,698,106	$3,632,355

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, restricted cash, other receivables and other assets.

The following table presents the rental revenues of our segments and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
East	$29,171	$25,845	$58,798	$53,297
Central	32,266	33,233	63,060	65,916
West	34,160	29,037	67,716	56,964
Rental revenues	95,597	88,115	189,574	176,177
Institutional capital management and other fees	305	423	698	801
Total revenues	$95,902	$88,538	$190,272	$176,978

The following table presents property net operating income (“NOI”) of our segments and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
East	$22,773	$19,900	$44,846	$39,570
Central	22,528	24,045	43,741	46,321
West	26,256	22,241	52,297	43,704
Property NOI(1)	71,557	66,186	140,884	129,595
Institutional capital management and other fees	305	423	698	801
Gain on dispositions of real estate interests	12,955	14,932	43,052	41,086
Real estate related depreciation and amortization	(39,901)	(38,449)	(79,971)	(77,445)
Casualty loss	(162)	—	(162)	—
Development profit, net of taxes	—	2,627	—	2,627
General and administrative expense	(7,358)	(9,856)	(13,620)	(17,192)
Equity in earnings of unconsolidated joint ventures, net	935	1,036	1,819	1,843
Interest expense	(15,635)	(13,609)	(32,057)	(27,513)
Interest and other income (expense)	48	(11)	563	(29)
Income tax expense and other taxes	(172)	(278)	(288)	(471)
Net income attributable to noncontrolling interests of the Operating Partnership	(212)	(3,824)	(423)	(3,977)
Net income attributable to OP Unitholders	22,360	19,177	60,495	49,325
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(942)	(880)	(2,686)	(2,283)
Net income attributable to common stockholders	$21,418	$18,297	$57,809	$47,042

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2016, DCT owned approximately 95.8% of the outstanding equity interests in the Operating Partnership.
As of June 30, 2016, the Company owned interests in approximately 72.0 million square feet of properties leased to approximately 900 customers, including:

•	63.4 million square feet comprising 392 consolidated operating properties that were 95.6% occupied;

•	7.5 million square feet comprising 23 unconsolidated properties that were 97.6% occupied and which we operated on behalf of three institutional capital management partners;

•	0.8 million square feet comprising four consolidated properties under redevelopment; and

•	0.2 million square feet comprising two consolidated properties in development.
In addition, the Company has 10 projects under construction, including one project in our unconsolidated Stirling Capital Investment joint venture, and several projects in pre-development. See “Notes to Consolidated Financial Statements Note 3 – Investment in Properties” for further details related to our development activity.
Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 46, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into quality acquisitions and development opportunities which meet our asset, location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities
Outlook
We seek to maximize long-term earnings growth per share and shareholder value primarily through increasing occupancy, rents and operating income at existing properties and developing and acquiring high-quality properties with attractive operating income and value growth prospects. Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce. We expect moderate economic growth to continue through 2016, which should result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.
In response to positive net absorption and lower market vacancy levels, rental rates are increasing in most of our markets. Rental concessions, such as free rent, have declined in recent years and remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during the remainder of 2016 to be higher than the rates on expiring leases.
New development, including speculative development, is present in most markets in response to strong tenant demand for high-quality space. However, construction remains below current levels of net absorption in most markets and below historical peak levels. We expect that the operating environment will continue to be favorable for lessors given our favorable outlook for market occupancy levels and rental rate growth.

We expect our same store net operating income to be higher in 2016 than it was in 2015, primarily as a result of higher occupancy in 2016 and the impact of increasing rental rates on leases signed in 2016 compared to expiring leases.
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
Summary of Significant Transactions and Activities During 2016
Significant transactions for the six months ended June 30, 2016

•	Development Activities

•
As of June 30, 2016, construction was shell-complete on two buildings totaling 0.2 million square feet in the Miami and Seattle markets.  During the six months ended June 30, 2016, we stabilized 11 buildings totaling 3.7 million square feet.

•
Additionally, during the six months ended June 30, 2016, we acquired 40.6 acres of land in the Baltimore/Washington D.C. and Dallas markets for approximately $8.3 million that is held for future development.

The table below reflects a summary of development activities as of June 30, 2016, (in thousands, except acres and number of buildings):

Project	Market	Acres	Number of Buildings	Square Feet	Percent-age Owned(1)		Cumulative Costs at 6/30/2016	Projected Investment	Completion Date(2)	Percent-age Leased(3)
Consolidated Development Activities:
Development Projects in Lease Up
DCT Fife Distribution Center North	Seattle	9	1	152	100%		$12,086	$12,976	Q1-2016	56%
	Sub Total	9	1	152	100%		$12,086	$12,976		56%
Under Construction
DCT North Satellite Distribution Center	Atlanta	47	1	549	100%		$10,138	$29,544	Q1-2017	0%
DCT Central Avenue	Chicago	54	1	190	100%		25,710	61,287	Q1-2017	100%
DCT North Avenue Distribution Center	Chicago	20	1	350	100%		25,040	28,344	Q3-2016	100%
DCT Stockyards Industrial Center	Chicago	10	1	167	100%		3,762	15,139	Q4-2016	0%
DCT Freeport West	Dallas	7	1	108	100%		8,055	9,329	Q3-2016	67%
DCT Waters Ridge	Dallas	18	1	347	100%		13,293	18,618	Q3-2016	0%
DCT Commerce Center Phase II Building C	Miami	8	1	136	100%		7,883	15,373	Q4-2016	0%
DCT Airport Distribution Center Building D	Orlando	6	1	95	100%		4,686	7,148	Q3-2016	0%
DCT White River Corporate Center Phase II North	Seattle	13	1	251	100%		10,689	21,772	Q4-2016	0%
Building 13B(5)	So. California	22	1	445	50%	(6)	10,386	19,960	Q3-2016	100%
	Sub Total	205	10	2,638	92%		$119,642	$226,514		40%

	Total(4)	214	11	2,790	92%		$131,728	$239,490		41%

(1)	Percentage owned is based on equity ownership weighted by square feet.

(2)	The completion date represents the date of building shell-completion or estimated date of shell-completion.

(3)	Percentage leased is computed as of the date the financial statements were available to be issued.

(4)
During November 2015, DCT acquired one building totaling 54,000 square feet in Miami that was shell-complete. The building is classified as a property under development and is not included in the table above.

(5)
During January 2016, DCT commenced construction on Building 13B, a 445,000 square foot building located in our SCLA unconsolidated joint venture.  The cumulative costs of $10.4 million are excluded from “Properties under development” in our Consolidated Balance Sheets as of June 30, 2016.

(6)
Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

•Dispositions

•
During the six months ended June 30, 2016, we sold 11 consolidated operating properties totaling 2.0 million square feet from our Chicago, Houston, Louisville and Northern California markets to third-parties for gross proceeds of approximately $108.6 million.

•Debt Activity

•
As of June 30, 2016, we had $133.0 million outstanding and $263.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.

•Equity Activity

•
On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013. During the six months ended June 30, 2016, we issued approximately 1.2 million shares through the continuous equity offering program, at an average price of $39.93 per share for proceeds of approximately $48.5 million, net of offering expenses. The proceeds from the sale of shares were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments and repaying debt.  As of June 30, 2016, approximately 3.8 million shares remain available to be issued under the current offering.

•Leasing Activity
The following table provides a summary of our leasing activity for the six months ended June 30, 2016:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
SECOND QUARTER 2016		(in thousands)			(in months)
New	30	1,316	N/A	22.5%	68	$4.99
Renewal	41	2,496	N/A	12.1%	50	1.27
Development and redevelopment	7	591	N/A	N/A	68	N/A
Total/Weighted Average	78	4,403	$5.25	15.3%	58	$2.56
Weighted Average Retention(6)	75.0%

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	GAAP Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
YEAR TO DATE 2016		(in thousands)			(in months)
New	55	3,482	N/A	14.5%	70	$4.80
Renewal	74	4,380	N/A	21.7%	57	1.77
Development and redevelopment	12	865	N/A	N/A	78	N/A
Total/Weighted Average	141	8,727	$5.22	18.8%	65	$3.11
Weighted Average Retention(6)	68.9%

(1)	Excludes short-term leases that do not contain standard market provisions.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated in accordance with GAAP.

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
During the six months ended June 30, 2016, we signed a total of 141 leases comprising 8.7 million square feet of which 57 leases totaling 4.7 million square feet included concessions of $7.3 million primarily related to free rent periods.
Customer Diversification
As of June 30, 2016, there were no customers that occupied more than 2.8% of our consolidated properties based on annualized base rent. The following table presents our 10 largest customers, based on annualized base rent as of June 30, 2016, who occupy a combined 9.8 million square feet or 15.2% of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Amazon.com, Inc.	2.8%
Distributions Alternatives, Inc.	2.1%
Ozburn-Hessey Logistics, LLC	1.6%
The J. M. Smucker Company	1.5%
Schenker, Inc.	1.2%
The Clorox Company	1.1%
United Parcel Service, Inc.	1.0%
The Glidden Company	1.0%
YRC, LLC	1.0%
Kellogg Company	0.9%
Total	14.2%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.
We frequently monitor the financial condition of our customers. We communicate often with those customers whom have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues, and no customer represents more than 2.8% of our annual base rent.
Results of Operations
Summary of the three and six months ended June 30, 2016 compared to the same period ended June 30, 2015
We are a leading industrial real estate company specializing in the acquisition, development, leasing and management of bulk distribution and light industrial properties located in high-volume distribution markets in the United States. As of June 30, 2016, the Company owned interests in or had under development approximately 72.0 million square feet of properties leased to approximately 900 customers, including 7.5 million square feet managed on behalf of three institutional capital management joint venture partners. Also as of June 30, 2016, we consolidated 392 operating properties, two development properties and four redevelopment properties. As of June 30, 2015, we consolidated 398 operating properties, 11 development properties and four redevelopment properties.
Comparison of the three months ended June 30, 2016 compared to the same period ended June 30, 2015
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are initially stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. For the three months ended June 30, 2016, we had 363 properties classified as same store comprising 55.8 million square feet and 35 classified as non-same store consisting of properties that did not meet our same store definition, which includes 29 operating properties and six development and redevelopment properties. A discussion of these changes follows in the table below (in thousands):

	For the Three Months Ended June 30,
	2016	2015	$ Change	Percent Change
Rental Revenues
Same store	$83,667	$81,507	$2,160	2.7%
Non-same store operating properties	11,535	6,210	5,325	85.7%
Development and redevelopment	395	398	(3)	(0.8)%
Total rental revenues	95,597	88,115	7,482	8.5%
Rental Expenses and Real Estate Taxes
Same store	21,472	20,208	1,264	6.3%
Non-same store operating properties	2,439	1,593	846	53.1%
Development and redevelopment	129	128	1	0.8%
Total rental expenses and real estate taxes	24,040	21,929	2,111	9.6%
Property Net Operating Income(1)
Same store	62,195	61,299	896	1.5%
Non-same store operating properties	9,096	4,617	4,479	97.0%
Development and redevelopment	266	270	(4)	(1.5)%
Total property net operating income	71,557	66,186	5,371	8.1%
Other Revenue and Other Income
Institutional capital management and other fees	305	423	(118)	(27.9)%
Casualty loss	(162)	—	(162)	100.0%
Development profit, net of taxes	—	2,627	(2,627)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	935	1,036	(101)	(9.7)%
Gain on dispositions of real estate interests	12,955	14,932	(1,977)	(13.2)%
Interest and other income (expense)	48	(11)	59	536.4%
Total other revenue and other income	14,081	19,007	(4,926)	(25.9)%
Other Expenses
Real estate related depreciation and amortization	39,901	38,449	1,452	3.8%
Interest expense	15,635	13,609	2,026	14.9%
General and administrative	7,358	9,856	(2,498)	(25.3)%
Income tax expense and other taxes	172	278	(106)	(38.1)%
Total other expenses	63,066	62,192	874	1.4%
Net income attributable to noncontrolling interests of the Operating Partnership	(212)	(3,824)	3,612	94.5%
Net income attributable to OP Unitholders	22,360	19,177	3,183	16.6%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(942)	(880)	(62)	(7.0)%
Net income attributable to common stockholders	$21,418	$18,297	$3,121	17.1%

(1)
Property net operating income (“NOI”) is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations.  Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $7.5 million for the three months ended June 30, 2016 compared to the same period in 2015, primarily due to the following:

•
$5.3 million increase in total revenue in our non-same store portfolio, of which $10.1 million is attributed to six operating property acquisitions and 23 development and redevelopment properties placed into operation since April 1, 2015, offset in part by a $4.8 million decrease attributed to 35 consolidated property dispositions since April 1, 2015.

•	$2.2 million increase in total revenue in our same store portfolio primarily due to the following:

•	$1.8 million increase in base rent and $0.8 million increase in operating expense recoveries primarily resulting from increased rental rates; which was partially offset by

•	$0.4 million decrease in miscellaneous income from tenants primarily due to higher move-out repairs in 2015 compared to the same period in 2016.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Three Months Ended June 30,
	2016	2015	$ Change
Base rent	$65,685	$63,612	$2,073
Straight-line rent	5,694	1,799	3,895
Amortization of above and below market rent intangibles	769	760	9
Tenant recovery income	22,269	20,465	1,804
Other	608	952	(344)
Revenues related to early lease terminations	572	527	45
Total rental revenues	$95,597	$88,115	$7,482
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes increased by $2.1 million for the three months ended June 30, 2016 compared to the same period in 2015, primarily due to the following:

•
$1.3 million increase in rental expenses and real estate taxes period over period in our same store portfolio primarily due to an increase in property taxes in our Houston market and other rental expenses; and

•
$0.8 million increase in rental expenses and real estate taxes related to our non-same store properties primarily due to an increase in property taxes from developments and redevelopments placed into operation since April 1, 2015, and other rental expenses.

Other Revenue and Other Income
Total other revenue and other income decreased $4.9 million for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to the following:

•
$2.6 million decrease in development profit, net of taxes related to the completion and sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties during 2015 with no corresponding activity during 2016;

•
$2.0 million decrease in gain on dispositions of real estate interests primarily related to gains of $13.0 million recognized on the disposition of seven properties in the Chicago and Northern California markets during 2016, compared to gains of $14.9 million recognized on the disposition of seven properties in the Atlanta market during 2015;

•	$0.2 million increase in casualty losses primarily related to the write-off of assets from three casualty events in our Northern California and Phoenix markets; and

•
$0.1 million decrease in equity in earnings of unconsolidated joint ventures, net primarily related to decreased interest expense resulting from TRT-DCT Venture III’s repayment of an $8.1 million mortgage note in October 2015.

Other Expenses
Other expenses increased $0.9 million for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to the following:

•	$2.0 million increase in interest expense due to the following:

•
$1.5 million decrease in capitalized interest primarily related to the cessation of capitalization on developments placed into operation and a lower weighted average effective interest rate during 2016 compared to the same period in 2015;

•	$0.4 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge; and

•
$0.1 million increase due to increased average outstanding indebtedness of approximately $98.7 million during 2016 compared to the same period in 2015, partially offset by lower weighted average effective interest rate during 2016 compared to the same period in 2015.

•
$1.5 million increase in depreciation and amortization expense resulting from a $4.7 million increase related to real estate acquisitions, developments and redevelopments placed in operation and capital additions; partially offset by $1.8 million related to real estate dispositions and $1.4 million related to same store tenant improvements and intangible lease assets that were fully amortized subsequent to June 30, 2015; which was partially offset by

•	$2.5 million decrease in general and administrative expense due to the following:

•	$3.4 million decrease resulting from an expense in 2015 related to criminal fraud and the associated legal expenses incurred in relation to the investigation of the incident; partially offset by

•	$0.7 million increase in personnel costs; and

•	$0.1 million increase due to lower capitalized overhead during 2016 as a result of fewer development activities compared to the same period in 2015.

Comparison of the six months ended June 30, 2016 compared to the same period ended June 30, 2015
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. Developed properties are generally included in same store properties once they are initially stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. For the six months ended June 30, 2016 we had 349 properties classified as same store comprising 53.5 million square feet and 49 classified as non-same store consisting of properties that did not meet our same store definition, which includes 43 operating properties and six development and redevelopment properties. A discussion of these changes follows in the table below (in thousands):

	For the Six Months Ended June 30,
	2016	2015	$ Change	Percent Change
Rental Revenues
Same store	$159,196	$154,907	$4,289	2.8%
Non-same store operating properties	29,559	20,362	9,197	45.2%
Development and redevelopment	819	908	(89)	(9.8)%
Total rental revenues	189,574	176,177	13,397	7.6%
Rental Expenses and Real Estate Taxes
Same store	41,330	40,575	755	1.9%
Non-same store operating properties	7,089	5,892	1,197	20.3%
Development and redevelopment	271	115	156	135.7%
Total rental expenses and real estate taxes	48,690	46,582	2,108	4.5%
Property Net Operating Income(1)
Same store	117,866	114,332	3,534	3.1%
Non-same store operating properties	22,470	14,470	8,000	55.3%
Development and redevelopment	548	793	(245)	(30.9)%
Total property net operating income	140,884	129,595	11,289	8.7%
Other Revenue and Other Income
Institutional capital management and other fees	698	801	(103)	(12.9)%
Casualty loss	(162)	—	(162)	100.0%
Development profit, net of taxes	—	2,627	(2,627)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	1,819	1,843	(24)	(1.3)%
Gain on dispositions of real estate interests	43,052	41,086	1,966	4.8%
Interest and other income (expense)	563	(29)	592	2,041.4%
Total other revenue and other income	45,970	46,328	(358)	(0.8)%
Other Expenses
Real estate related depreciation and amortization	79,971	77,445	2,526	3.3%
Interest expense	32,057	27,513	4,544	16.5%
General and administrative	13,620	17,192	(3,572)	(20.8)%
Income tax expense and other taxes	288	471	(183)	(38.9)%
Total other expenses	125,936	122,621	3,315	2.7%
Net income attributable to noncontrolling interests of the Operating Partnership	(423)	(3,977)	3,554	89.4%
Net income attributable to OP Unitholders	60,495	49,325	11,170	22.6%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(2,686)	(2,283)	(403)	(17.7)%
Net income attributable to common stockholders	$57,809	$47,042	$10,767	22.9%

(1)	See definitions of property net operating income on page 33.

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $13.4 million for the six months ended June 30, 2016 compared to the same period in 2015, primarily due to the following:

•
$9.1 million increase in total revenue in our non-same store portfolio, of which $20.1 million is attributed to 14 operating property acquisitions, 29 development and redevelopment properties placed into operation and one operating property placed into redevelopment since January 1, 2015, offset in part by an $11.0 million decrease attributed to 41 consolidated property dispositions since January 1, 2015.

•	$4.3 million increase in total revenue in our same store portfolio primarily due to the following:

•	$3.0 million increase in base rent primarily resulting from increased rental rates and a 40 basis point increase in average occupancy period over period;

•	$0.7 million increase in miscellaneous income from tenants primarily due to move-out repairs; and

•	$0.6 million increase in operating expense recoveries related to higher average occupancy.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Six Months Ended June 30,
	2016	2015	$ Change
Base rent	$129,586	$126,439	$3,147
Straight-line rent	11,158	3,386	7,772
Amortization of above and below market rent intangibles	1,480	1,542	(62)
Tenant recovery income	44,486	42,211	2,275
Other	2,212	1,387	825
Revenues related to early lease terminations	652	1,212	(560)
Total rental revenues	$189,574	$176,177	$13,397
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes increased $2.1 million for the six months ended June 30, 2016 compared to the same period in 2015, primarily due to the following:

•	$0.8 million increase in rental expenses and real estate taxes period over period in our same store portfolio primarily due to an increase in property taxes in our Chicago and Houston markets; and

•
$1.4 million increase in rental expenses and real estate taxes related to our non-same store properties primarily due to a $1.6 million increase in property taxes in our Atlanta, Houston, Seattle and Southern California markets, offset in part by a $0.2 million decrease in snow removal costs and a decrease in the number of non-same store properties as a result of properties qualifying and transitioning to the same store portfolio.

Other Revenue and Other Income
Total other revenue and other income decreased $0.4 million for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the following:

•
$2.6 million decrease in development profit, net of taxes related to the completion and sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties during 2015 with no corresponding activity during 2016; and

•
$0.2 million increase in casualty losses primarily related to the write-off of assets from three casualty events in our Northern California and Phoenix markets during 2016 with no corresponding activity during 2015; which was partially offset by

•
$2.0 million increase in gain on dispositions of real estate interests primarily related to gains of $43.1 million recognized on the disposition of 11 properties in the Chicago, Houston, Louisville and Northern California markets during 2016, compared to gains of $41.1 million recognized on the disposition of 13 properties in the Atlanta and Memphis markets during 2015; and

•
$0.6 million increase in interest and other income (expense) primarily related to proceeds received in 2016 from a roof settlement related to damages at several properties located in the Houston market during 2016.

Other Expenses
Other expenses increased $3.3 million for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the following:

•	$4.5 million increase in interest expense due to the following:

•
$2.2 million decrease in capitalized interest primarily related to the cessation of capitalization on developments placed into operation and a lower weighted average effective interest rate during 2016 compared to the same period in 2015;

•	$1.4 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge; and

•
$0.9 million increase due to increased average outstanding indebtedness of approximately $123.9 million during 2016, partially offset by lower weighted average effective interest rate during 2016 compared to the same period in 2015.

•
$2.5 million increase in depreciation and amortization expense resulting from a $8.6 million increase related to real estate acquisitions, developments placed in operation and capital additions; partially offset by $4.4 million related to real estate dispositions and $1.7 million related to same store tenant improvements and intangible assets that were fully amortized subsequent to June 30, 2015; which was partially offset by

•	$3.6 million decrease in general and administrative expenses primarily related to the following:

•	$3.4 million decrease resulting from an expense in 2015 related to criminal fraud and the associated legal expenses incurred in relation to the investigation of the incident; and

•	$1.2 million decrease in acquisition costs due to lower acquisition activity; which was partially offset by

•	$0.8 million increase personnel costs; and

•	$0.2 million decrease in capitalized overhead due to fewer development activities in the first half of 2016 relative to the same period in 2015.
Segment Summary for the three and six months ended June 30, 2016 compared to the same periods ended June 30, 2015
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 11 – Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.
The following table presents the changes in our consolidated properties by segment (dollar amounts and square feet in thousands):

	As of June 30,				For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income(3)	Rental revenues(2)	Property net operating income(3)
EAST:
2016	115	21,378	95.9%	$1,067,569	$29,171	$22,773	$58,798	$44,846
2015	115	19,301	93.7%	$986,185	$25,845	$19,900	$53,297	$39,570
CHANGE:	—	2,077	2.2%	$81,384	$3,326	$2,873	$5,501	$5,276

CENTRAL:
2016	145	22,682	91.7%	$1,061,076	$32,266	$22,528	$63,060	$43,741
2015	164	26,269	90.0%	$1,097,080	$33,233	$24,045	$65,916	$46,321
CHANGE:	(19)	(3,587)	1.7%	$(36,004)	$(967)	$(1,517)	$(2,856)	$(2,580)

WEST:
2016	138	20,404	96.4%	$1,389,240	$34,160	$26,256	$67,716	$52,297
2015	134	18,936	86.8%	$1,320,675	$29,037	$22,241	$56,964	$43,704
CHANGE:	4	1,468	9.6%	$68,565	$5,123	$4,015	$10,752	$8,593

(1)	Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents, and other non-segment assets.

(2)	Segment rental revenues include revenue from operating properties and development properties.

(3)
For the definition of property net operating income, or property NOI, and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of June 30, 2016	As of December 31, 2015	$ Change
Segments:
East assets	$1,067,569	$1,034,869	$32,700
Central assets	1,061,076	1,092,315	(31,239)
West assets	1,389,240	1,365,471	23,769
Total segment net assets	3,517,885	3,492,655	25,230
Non-segment assets:
Non-segment cash and cash equivalents	31,466	15,860	15,606
Other non-segment assets(1)	148,755	123,840	24,915
Total assets	$3,698,106	$3,632,355	$65,751

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, restricted cash, other receivables and other assets.
East Segment

•	East Segment assets increased by approximately $32.7 million in 2016 due to three development properties placed into operation since December 31, 2015.

•	East Segment property NOI increased approximately $2.9 million for the three months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of:

•
$3.3 million increase in NOI, of which $3.9 million increase in rental revenue is attributed to the timing of property acquisitions and completion of developments, and $0.5 million increase attributed to higher rental rates and operating expense recoveries due to increased occupancy in our same store portfolio, offset in part by $1.1 million decrease in rental revenues due to property dispositions; which was partially offset by

•
$0.4 million decrease in NOI due to increases in operating expense primarily related to increased property tax expense driven by the cessation of capitalization on developments placed into operation and property acquisitions.

•	East Segment property NOI increased approximately $5.3 million for the six months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of:

•
$5.5 million increase in NOI, of which $6.8 million increase in rental revenue is attributed to the timing of property acquisitions and completion of developments, and $3.0 million increase attributed to higher rental rates and operating expense recoveries due to increased occupancy in our same store portfolio, which was partially offset by $4.3 million decrease in rental revenues due to property dispositions; which was partially offset by

•
$0.2 million decrease in NOI due to increases in operating expense primarily related to increased property taxes and other rental expenses driven by developments placed into operation and property acquisitions.

Central Segment

•
Central Segment assets decreased by approximately $31.2 million in 2016 due to the disposition of 10 properties; partially offset by four development and redevelopment properties placed into operation since December 31, 2015.

•	Central Segment property NOI decreased approximately $1.5 million, for the three months ended June 30, 2016 as compared to the same period in 2015 primarily as a result of:

•
$1.0 million decrease in NOI, of which $3.7 million decrease in rental revenue is attributed to property dispositions, partially offset by a $2.5 million increase attributed to the timing of property acquisitions and completion of developments, and a $0.2 million increase attributed increased revenue from early lease termination fees, tenant reimbursements and operating expense recoveries in our same store portfolio; and

•
$0.5 million decrease in NOI due to increases in operating expense primarily related to increased property taxes driven by developments and redevelopments placed into operation and property acquisitions, and non-recoverable expenses during 2016.

•	Central Segment property NOI decreased approximately $2.6 million, for the six months ended June 30, 2016 as compared to the same period in 2015 primarily as a result of:

•
$2.9 million decrease in NOI, of which $6.7 million decrease in rental revenue is attributed to property dispositions and $1.6 million attributed to a 406 basis point decrease in average occupancy period over period primarily due to three early lease terminations at properties in our same store portfolio, partially offset by a $5.4 million increase attributed to the timing of property acquisitions and completion of developments; which was partially offset by

•
$0.3 million increase in NOI due to decreases in operating expense primarily related to snow removal costs incurred from severe winter storms during 2015 and an increase in real estate tax refunds received during 2016; partially offset by increased property taxes and bad debt expense.

West Segment

•
West Segment assets increased by approximately $23.8 million in 2016 due to three development properties placed into operation and one development property that was in lease-up; partially offset by the disposition of one property since December 31, 2015.

•	West Segment property NOI increased approximately $4.0 million for the three months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of:

•
$5.1 million increase in NOI, of which $3.7 million increase in rental revenue is attributed to the timing of property acquisitions and completion of developments, and $1.4 million is attributed to increased rental rates and occupancy in our same store portfolio; which was partially offset by

•
$1.1 million decrease in NOI due to increases in operating expense primarily due to increased property tax expense driven by the cessation of capitalization on developments placed into operation and property acquisitions.

•	West Segment property NOI increased approximately $8.6 million for the six months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of:

•
$10.8 million increase in rental revenues, of which $7.9 million is attributed to the timing of property acquisitions and completion of developments, and $2.9 million is attributed to increased rental rates and occupancy at properties in our same store portfolio; which was partially offset by

•
$2.2 million decrease in NOI due to increases in operating expense primarily due to increased property tax driven by the cessation of capitalization on developments placed into operation and property acquisitions.

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
Cash Flows
“Cash and cash equivalents” were $33.4 million and $18.4 million as of June 30, 2016 and December 31, 2015, respectively.
Net cash provided by operating activities decreased $3.0 million to $97.1 million during the six months ended June 30, 2016 compared to $100.1 million during the same period in 2015. This change was primarily due to an increase in property net operating income attributable to acquired properties, development and redevelopment properties placed into operation and operating performance at existing properties.
Net cash used in investing activities decreased $24.1 million to $84.1 million during the six months ended June 30, 2016 compared to $108.2 million during the same period in 2015 primarily due to the following activities:

•	$134.8 million decrease in cash outflows from acquisitions; partially offset by

•	$54.5 million increase in cash outflows related to capital expenditures and development activities, as reflected in the table below;

•	$30.0 million decrease in cash inflows from dispositions;

•	$17.3 million decrease in cash inflows related to an increase in restricted cash due to timing of 1031 proceeds received from dispositions; and

•
$7.1 million increase in cash outflows related to investments in unconsolidated joint ventures due to increased contributions to our SCLA unconsolidated joint venture to fund the development of Building 13B during 2016.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities During 2016 –Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of June 30, 2016. Our total capital expenditures were comprised of the following (in thousands):

	For the Six Months Ended June 30,
	2016	2015	$ Change
Development	$109,086	$58,944	$50,142
Redevelopment	8,781	5,569	3,212
Due diligence	2,056	6,931	(4,875)
Casualty expenditures	964	202	762
Building and land improvements	5,008	5,339	(331)
Tenant improvements and leasing costs	22,307	18,285	4,022
Total capital expenditures and development activities	148,202	95,270	52,932
Change in accruals and other adjustments	3,909	2,369	1,540
Total cash paid for capital expenditures and development activities	$152,111	$97,639	$54,472
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
We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. The total of these capitalized costs was comprised of the following (in thousands):

	For the Six Months Ended June 30,
	2016	2015	$ Change
Development activities	$2,371	$2,022	$349
Leasing activities	1,725	1,766	(41)
Operating building activities	1,519	1,532	(13)
Total capitalized indirect costs	$5,615	$5,320	$295
In addition, we capitalize interest costs incurred associated with development and construction activities. During the six months ended June 30, 2016 and 2015 total interest capitalized was $5.6 million and $7.8 million, respectively.
Net cash provided by financing activities decreased $9.3 million to $2.0 million during the six months ended June 30, 2016 compared to $11.3 million during the same period in 2015 primarily due to the following:

•	$49.0 million decrease in proceeds from our senior unsecured revolving credit facility, as net borrowings of $112.0 million during 2015 exceeded our $63.0 million of net borrowings during 2016; and

•
$10.0 million decrease due to the repayment of our $50.0 million senior unsecured fixed rate note in April 2016 compared to the repayment of our $40.0 million senior unsecured note in June 2015; which was partially offset by

•	$48.5 million net increase in cash inflows due to 1.2 million shares issued in 2016 under our continuous equity offering program.
Common Stock
As of June 30, 2016, approximately 89.9 million shares of common stock were issued and outstanding.

On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013. Pursuant to this offering, we may sell up to five million shares of common stock from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the six months ended June 30, 2016, we issued approximately 1.2 million shares through the continuous equity offering program, at an average price of $39.93 per share for proceeds of approximately $48.5 million, net of offering expenses. We used the proceeds for general corporate purposes, including funding developments and redevelopments and repaying debt. As of June 30, 2016, approximately 3.8 million shares remain available to be issued under the current offering.
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
During the six months ended June 30, 2016 and 2015, approximately 0.3 million and 0.1 million OP Units were redeemed for approximately $0.6 million and $0.9 million in cash and approximately 0.3 million and 0.1 million shares of DCT common stock, respectively. The OP Unit redemptions exclude LTIP Unit redemptions, see "LTIP Units" in "Notes to the Consolidated Financial Statements, Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership" for a summary of LTIP Unit redemptions.
As of June 30, 2016 and December 31, 2015, approximately 4.0 million OP Units were issued, outstanding and held by entities other than DCT in each corresponding period, including approximately 0.7 million and 0.6 million vested LTIP Units issued under our Long-Term Incentive Plan, respectively.
As of June 30, 2016 and December 31, 2015, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $190.1 million and $150.9 million based on the $48.04 and $37.37 per share closing price of DCT’s common stock on June 30, 2016 and December 31, 2015, respectively.
Distributions
During the three and six months ended June 30, 2016, our board of directors declared distributions to stockholders and unitholders totaling approximately $27.4 million and $54.6 million, respectively. During the same periods in 2015, our board of directors declared distributions to stockholders and unitholders totaling approximately $26.1 million and $52.2 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2016 and 2015.
The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During August 2016, our board of directors declared a quarterly cash dividend of $0.29 per share and unit, payable on October 19, 2016 to stockholders and OP Unitholders of record as of October 7, 2016.
Outstanding Indebtedness
As of June 30, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.4 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2015, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of June 30, 2016, the gross book value of our consolidated properties was approximately $4.2 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of June 30, 2016 and December 31, 2015.

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
Line of Credit
As of June 30, 2016, we had $133.0 million outstanding and $263.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.  As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.
The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of June 30, 2016 and December 31, 2015.
Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs, as of June 30, 2016 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2016	$49,000	$3,413	$—		$52,413
2017	51,000	41,078	100,000	(1)	192,078
2018	81,500	6,747	—		88,247
2019	46,000	51,344	133,000		230,344
2020	50,000	71,933	125,000	(1)	246,933
Thereafter	532,500	29,107	200,000	(1)	761,607
Total	$810,000	$203,622	$558,000		$1,571,622

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.
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

Contractual Obligations
The following table presents our contractual obligations as of June 30, 2016, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Scheduled long-term debt maturities, including interest(2)	$1,866,302	$298,587	$384,051	$451,098	$732,566
Operating lease commitments	2,513	845	988	659	21
Ground lease commitments(3)	11,611	552	1,102	1,102	8,855
Total	$1,880,426	$299,984	$386,141	$452,859	$741,442

(1)
From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $120.7 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at June 30, 2016.

(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.
Off-Balance Sheet Arrangements
As of June 30, 2016 and 2015, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.
As of June 30, 2016, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $35.4 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.
Indebtedness and Other Off-Balance Sheet Arrangements
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.
We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of June 30, 2016, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $35.4 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2016	$—
2017	35,441
2018	—
2019	—
2020	—
Thereafter	—
Total	$35,441

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

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” (unaudited, amounts in thousands, except per share and unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of net income attributable to common stockholders and unitholders to FFO:
Net income attributable to common stockholders	$21,418	$18,297	$57,809	$47,042
Adjustments:
Real estate related depreciation and amortization	39,901	38,449	79,971	77,445
Equity in earnings of unconsolidated joint ventures, net	(935)	(1,036)	(1,819)	(1,843)
Equity in FFO of unconsolidated joint ventures	2,451	2,575	4,818	4,983
Gain on dispositions of real estate interests	(12,955)	(14,932)	(43,052)	(41,086)
Gain on dispositions of non-depreciable real estate	—	—	—	18
Noncontrolling interest in the above adjustments	(1,411)	(1,336)	(2,097)	(2,189)
FFO attributable to unitholders	2,182	2,028	4,443	4,095
FFO attributable to common stockholders and unitholders – basic and diluted	50,651	44,045	100,073	88,465
Adjustments:
Acquisition costs	72	170	92	1,484
Hedge ineffectiveness (non-cash)	357	—	1,420	—
FFO, as adjusted, attributable to common stockholders and unitholders – basic and diluted	$51,080	$44,215	$101,585	$89,949

FFO per common share and unit – basic	$0.54	$0.47	$1.07	$0.95
FFO per common share and unit – diluted	$0.53	$0.47	$1.06	$0.95

FFO, as adjusted, per common share and unit – basic	$0.54	$0.48	$1.08	$0.97
FFO, as adjusted, per common share and unit – diluted	$0.54	$0.47	$1.08	$0.96
FFO weighted average common shares and units outstanding:
Common shares for net earnings per share	89,748	88,187	89,066	88,139
Participating securities	592	626	550	599
Units	4,039	4,256	4,138	4,278
FFO weighted average common shares, participating securities and units outstanding – basic	94,379	93,069	93,754	93,016
Dilutive common stock equivalents	436	299	424	314
FFO weighted average common shares, participating securities and units outstanding – diluted	94,815	93,368	94,178	93,330

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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2016 and December 31, 2015, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.7 million and $6.8 million, respectively.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, LIBOR rates in the US have never been negative nor do we expect them to become negative in the future. In the event that US LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between US LIBOR and zero. During the six months ended June 30, 2016, we recorded a non-cash charge of approximately $1.4 million of hedge ineffectiveness in earnings attributable to a zero percent floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable-rate debt from which the hedged forecasted transactions are expected to flow is subject to a zero percent floor on the USD-LIBOR component of the interest rate). As of June 30, 2016 and December 31, 2015, we had borrowings payable subject to this pay-fixed, receive-floating interest rate swap with aggregate principal balances of approximately $200.0 million. See “Notes to a Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2016, we had approximately $358.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the six months ended June 30, 2016 would increase approximately $0.2 million based on our outstanding floating-rate debt as of June 30, 2016. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $6.2 million during the six months ended June 30, 2016.
As of June 30, 2016, the estimated fair value of our debt was approximately $1.6 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES
DCT Industrial Trust Inc.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2016, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.
DCT Industrial Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2016 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 5, 2016	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: August 5, 2016	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 5, 2016	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: August 5, 2016	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: August 5, 2016	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 5, 2016	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.