Form 10-Q
period 2016-09-30
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2016-11-04
CIK 1170991, 1604042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
As of October 28, 2016, 91,027,216 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

1

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2016 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of September 30, 2016, DCT owned approximately 96.1% of the outstanding equity interests in the Operating Partnership.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 3.9% of the Operating Partnership were owned by executives and non-affiliated limited partners as of September 30, 2016.
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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share information)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Land	$1,026,776	$1,009,905
Buildings and improvements	3,099,166	2,886,859
Intangible lease assets	79,771	84,420
Construction in progress	114,332	159,397
Total investment in properties	4,320,045	4,140,581
Less accumulated depreciation and amortization	(809,408)	(742,980)
Net investment in properties	3,510,637	3,397,601
Investments in and advances to unconsolidated joint ventures	93,854	82,635
Net investment in real estate	3,604,491	3,480,236
Cash and cash equivalents	7,073	18,412
Restricted cash	2,417	31,187
Straight-line rent and other receivables, net of allowance for doubtful accounts of $594 and $335, respectively	76,803	60,357
Other assets, net	23,244	15,964
Assets held for sale	10,138	26,199
Total assets	$3,724,166	$3,632,355

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$106,039	$108,788
Distributions payable	27,575	26,938
Tenant prepaids and security deposits	31,772	29,663
Other liabilities	40,177	18,398
Intangible lease liabilities, net	21,126	22,070
Line of credit	—	70,000
Senior unsecured notes	1,351,537	1,276,097
Mortgage notes	204,102	210,375
Liabilities related to assets held for sale	365	869
Total liabilities	1,782,693	1,763,198

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 90,882,190 and 88,313,891 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	909	883
Additional paid-in capital	2,861,623	2,766,193
Distributions in excess of earnings	(997,015)	(992,010)
Accumulated other comprehensive loss	(27,756)	(23,082)
Total stockholders’ equity	1,837,761	1,751,984
Noncontrolling interests	103,712	117,173
Total equity	1,941,473	1,869,157
Total liabilities and equity	$3,724,166	$3,632,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Rental revenues	$99,933	$88,092	$289,507	$264,269
Institutional capital management and other fees	341	333	1,039	1,134
Total revenues	100,274	88,425	290,546	265,403

OPERATING EXPENSES:
Rental expenses	8,795	8,900	27,830	27,456
Real estate taxes	15,074	14,056	44,729	42,082
Real estate related depreciation and amortization	40,273	39,431	120,244	116,876
General and administrative	7,370	7,720	20,990	24,912
Impairment losses	—	371	—	371
Casualty gain	(2,440)	—	(2,278)	—
Total operating expenses	69,072	70,478	211,515	211,697
Operating income	31,202	17,947	79,031	53,706

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	—	—	2,627
Equity in earnings of unconsolidated joint ventures, net	1,164	4,493	2,983	6,336
Gain on dispositions of real estate interests	—	—	43,052	41,086
Interest expense	(15,773)	(13,078)	(47,830)	(40,591)
Interest and other income (expense)	18	(42)	581	(71)
Income tax expense and other taxes	(222)	(241)	(510)	(712)
Consolidated net income of DCT Industrial Trust Inc.	16,389	9,079	77,307	62,381
Net income attributable to noncontrolling interests	(829)	(622)	(3,938)	(6,882)
Net income attributable to common stockholders	15,560	8,457	73,369	55,499
Distributed and undistributed earnings allocated to participating securities	(163)	(166)	(497)	(510)
Adjusted net income attributable to common stockholders	$15,397	$8,291	$72,872	$54,989

NET EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.09	$0.81	$0.62
Diluted	$0.17	$0.09	$0.81	$0.62

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	90,250	88,207	89,464	88,162
Diluted	90,723	88,526	89,906	88,472

Distributions declared per common share	$0.29	$0.28	$0.87	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net income of DCT Industrial Trust Inc.	$16,389	$9,079	$77,307	$62,381
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	(9)	(518)	(9,875)	(973)
Net reclassification adjustment on cash flow hedging instruments	1,618	1,155	5,030	3,466
Other comprehensive income (loss)	1,609	637	(4,845)	2,493
Comprehensive income	17,998	9,716	72,462	64,874
Comprehensive income attributable to noncontrolling interests	(1,022)	(576)	(3,767)	(6,930)
Comprehensive income attributable to common stockholders	$16,976	$9,140	$68,695	$57,944

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehen- sive Loss	Non-controlling Interests
		Shares	Amount
Balance at December 31, 2015	$1,869,157	88,314	$883	$2,766,193	$(992,010)	$(23,082)	$117,173
Net income	77,307	—	—	—	73,369	—	3,938
Other comprehensive loss	(4,845)	—	—	—	—	(4,674)	(171)
Issuance of common stock, net of offering costs	80,571	1,895	19	80,552	—	—	—
Issuance of common stock, stock-based compensation plans	(690)	63	1	(691)	—	—	—
Amortization of stock-based compensation	5,090	—	—	1,237	—	—	3,853
Distributions to common stockholders and noncontrolling interests	(82,851)	—	—	—	(78,374)	—	(4,477)
Capital contributions from noncontrolling interests	134	—	—	—	—	—	134
Redemptions of noncontrolling interests	(2,400)	610	6	14,332	—	—	(16,738)
Balance at September 30, 2016	$1,941,473	90,882	$909	$2,861,623	$(997,015)	$(27,756)	$103,712

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$77,307	$62,381
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	120,244	116,876
Gain on dispositions of real estate interests	(43,052)	(41,086)
Distributions of earnings from unconsolidated joint ventures	4,423	4,310
Equity in earnings of unconsolidated joint ventures, net	(2,983)	(6,336)
Impairment losses	—	371
Stock-based compensation	4,153	3,882
Casualty gain	(2,278)	—
Straight-line rent	(16,402)	(4,293)
Other	3,242	(447)
Changes in operating assets and liabilities:
Other receivables and other assets	(8,563)	4,639
Accounts payable, accrued expenses and other liabilities	22,280	11,406
Net cash provided by operating activities	158,371	151,703
INVESTING ACTIVITIES:
Real estate acquisitions	(54,594)	(154,833)
Capital expenditures and development activities	(229,955)	(162,538)
Proceeds from dispositions of real estate investments	106,126	136,128
Investments in unconsolidated joint ventures	(15,081)	(840)
Proceeds from casualties	3,446	—
Distributions of investments in unconsolidated joint ventures	1,509	9,488
Change in restricted cash	28,406	3
Other investing activities	(4,377)	(2,513)
Net cash used in investing activities	(164,520)	(175,105)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	173,000	210,000
Repayments of senior unsecured revolving line of credit	(243,000)	(61,000)
Proceeds from senior unsecured notes	250,000	—
Repayments of senior unsecured notes	(174,000)	(40,000)
Principal payments on mortgage notes	(5,001)	(5,999)
Net settlement on issuance of stock-based compensation awards	(690)	(605)
Proceeds from issuance of common stock	81,769	—
Offering costs for issuance of common stock and OP Units	(1,198)	—
Redemption of noncontrolling interests	(2,400)	(1,714)
Dividends to common stockholders	(77,610)	(74,102)
Distributions to noncontrolling interests	(4,604)	(8,207)
Contributions from noncontrolling interests	134	—
Other financing activity	(1,590)	(2,819)
Net cash provided by (used in) financing activities	(5,190)	15,554
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,339)	(7,848)
CASH AND CASH EQUIVALENTS, beginning of period	18,412	19,631
CASH AND CASH EQUIVALENTS, end of period	$7,073	$11,783

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$40,956	$35,706
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$23,871	$21,850
Redemptions of OP Units settled in shares of common stock	$14,338	$2,164
Assumption of mortgage notes in connection with real estate acquired	$—	$22,958
Change in capital expenditures accrual	$8,096	$(2,929)
 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Land	$1,026,776	$1,009,905
Buildings and improvements	3,099,166	2,886,859
Intangible lease assets	79,771	84,420
Construction in progress	114,332	159,397
Total investment in properties	4,320,045	4,140,581
Less accumulated depreciation and amortization	(809,408)	(742,980)
Net investment in properties	3,510,637	3,397,601
Investments in and advances to unconsolidated joint ventures	93,854	82,635
Net investment in real estate	3,604,491	3,480,236
Cash and cash equivalents	7,073	18,412
Restricted cash	2,417	31,187
Straight-line rent and other receivables, net of allowance for doubtful accounts of $594 and $335, respectively	76,803	60,357
Other assets, net	23,244	15,964
Assets held for sale	10,138	26,199
Total assets	$3,724,166	$3,632,355

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$106,039	$108,788
Distributions payable	27,575	26,938
Tenant prepaids and security deposits	31,772	29,663
Other liabilities	40,177	18,398
Intangible lease liabilities, net	21,126	22,070
Line of credit	—	70,000
Senior unsecured notes	1,351,537	1,276,097
Mortgage notes	204,102	210,375
Liabilities related to assets held for sale	365	869
Total liabilities	1,782,693	1,763,198

Partners' Capital:
General Partner:
OP Units, 945,384 and 923,532 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	19,577	18,806
Limited Partners:
OP Units, 93,593,051 and 91,429,694 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,938,104	1,861,809
Accumulated other comprehensive loss	(28,871)	(24,137)
Total partners' capital	1,928,810	1,856,478
Noncontrolling interests	12,663	12,679
Total capital	1,941,473	1,869,157
Total liabilities and capital	$3,724,166	$3,632,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per unit information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Rental revenues	$99,933	$88,092	$289,507	$264,269
Institutional capital management and other fees	341	333	1,039	1,134
Total revenues	100,274	88,425	290,546	265,403

OPERATING EXPENSES:
Rental expenses	8,795	8,900	27,830	27,456
Real estate taxes	15,074	14,056	44,729	42,082
Real estate related depreciation and amortization	40,273	39,431	120,244	116,876
General and administrative	7,370	7,720	20,990	24,912
Impairment losses	—	371	—	371
Casualty gain	(2,440)	—	(2,278)	—
Total operating expenses	69,072	70,478	211,515	211,697
Operating income	31,202	17,947	79,031	53,706

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	—	—	2,627
Equity in earnings of unconsolidated joint ventures, net	1,164	4,493	2,983	6,336
Gain on dispositions of real estate interests	—	—	43,052	41,086
Interest expense	(15,773)	(13,078)	(47,830)	(40,591)
Interest and other income (expense)	18	(42)	581	(71)
Income tax expense and other taxes	(222)	(241)	(510)	(712)
Consolidated net income of DCT Industrial Operating Partnership LP	16,389	9,079	77,307	62,381
Net income attributable to noncontrolling interests	(215)	(226)	(638)	(4,203)
Net income attributable to OP Unitholders	16,174	8,853	76,669	58,178
Distributed and undistributed earnings allocated to participating securities	(163)	(166)	(497)	(510)
Adjusted net income attributable to OP Unitholders	$16,011	$8,687	$76,172	$57,668

NET EARNINGS PER OP UNIT:
Basic	$0.17	$0.09	$0.81	$0.62
Diluted	$0.17	$0.09	$0.81	$0.62

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	94,047	92,424	93,487	92,419
Diluted	94,520	92,743	93,929	92,729

Distributions declared per OP Unit	$0.29	$0.28	$0.87	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net income of DCT Industrial Operating Partnership LP	$16,389	$9,079	$77,307	$62,381
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	(9)	(518)	(9,875)	(973)
Net reclassification adjustment on cash flow hedging instruments	1,618	1,155	5,030	3,466
Other comprehensive income (loss)	1,609	637	(4,845)	2,493
Comprehensive income	17,998	9,716	72,462	64,874
Comprehensive income attributable to noncontrolling interests	(240)	(141)	(527)	(4,135)
Comprehensive income attributable to OP Unitholders	$17,758	$9,575	$71,935	$60,739

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
(unaudited, in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non-controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2015	$1,869,157	924	$18,806	91,429	$1,861,809	$(24,137)	$12,679
Net income	77,307	—	767	—	75,902	—	638
Other comprehensive loss	(4,845)	—	—	—	—	(4,734)	(111)
Issuance of OP Units, net of selling costs	80,571	—	—	1,895	80,571	—	—
Issuance of OP Units, share-based compensation plans	(690)	—	—	345	(690)	—	—
Amortization of share-based compensation	5,090	—	—	—	5,090	—	—
Distributions to OP Unitholders and noncontrolling interests	(82,851)	—	(822)	—	(81,352)	—	(677)
Capital contributions from noncontrolling interests	134	—	—	—	—	—	134
Redemption of limited partner OP Units, net	(2,400)	—	—	(55)	(2,400)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	21	826	(21)	(826)	—	—
Balance at September 30, 2016	$1,941,473	945	$19,577	93,593	$1,938,104	$(28,871)	$12,663

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$77,307	$62,381
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	120,244	116,876
Gain on dispositions of real estate interests	(43,052)	(41,086)
Distributions of earnings from unconsolidated joint ventures	4,423	4,310
Equity in earnings of unconsolidated joint ventures, net	(2,983)	(6,336)
Impairment losses	—	371
Share-based compensation	4,153	3,882
Casualty gain	(2,278)	—
Straight-line rent	(16,402)	(4,293)
Other	3,242	(447)
Changes in operating assets and liabilities:
Other receivables and other assets	(8,563)	4,639
Accounts payable, accrued expenses and other liabilities	22,280	11,406
Net cash provided by operating activities	158,371	151,703
INVESTING ACTIVITIES:
Real estate acquisitions	(54,594)	(154,833)
Capital expenditures and development activities	(229,955)	(162,538)
Proceeds from dispositions of real estate investments	106,126	136,128
Investments in unconsolidated joint ventures	(15,081)	(840)
Proceeds from casualties	3,446	—
Distributions of investments in unconsolidated joint ventures	1,509	9,488
Change in restricted cash	28,406	3
Other investing activities	(4,377)	(2,513)
Net cash used in investing activities	(164,520)	(175,105)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	173,000	210,000
Repayments of senior unsecured revolving line of credit	(243,000)	(61,000)
Proceeds from senior unsecured notes	250,000	—
Repayments of senior unsecured notes	(174,000)	(40,000)
Principal payments on mortgage notes	(5,001)	(5,999)
Net settlement on issuance of share-based compensation awards	(690)	(605)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	80,571	—
OP Unit redemptions	(2,400)	(1,714)
Distributions paid on OP Units	(81,538)	(78,075)
Distributions to noncontrolling interests	(676)	(4,234)
Contributions from noncontrolling interests	134	—
Other financing activity	(1,590)	(2,819)
Net cash provided by (used in) financing activities	(5,190)	15,554
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,339)	(7,848)
CASH AND CASH EQUIVALENTS, beginning of period	18,412	19,631
CASH AND CASH EQUIVALENTS, end of period	$7,073	$11,783

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$40,956	$35,706
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$23,871	$21,850
Assumption of mortgage notes in connection with real estate acquired	$—	$22,958
Change in capital expenditures accrual	$8,096	$(2,929)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTERNSHIP LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization
DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As used herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of September 30, 2016, DCT owned approximately 96.1% of the outstanding equity interests in the Operating Partnership.
As of September 30, 2016, the Company owned interests in approximately 73.5 million square feet of properties leased to approximately 900 customers, including:

•	64.7 million square feet comprising 398 consolidated operating properties, including three buildings totaling 0.8 million square feet classified as held for sale, that were 96.2% occupied;

•	7.8 million square feet comprising 23 unconsolidated properties that were 97.2% occupied and which we operated on behalf of three institutional capital management partners;

•	0.6 million square feet comprising four consolidated properties under redevelopment; and

•	0.4 million square feet comprising three consolidated properties in development.
In addition, the Company has seven projects under construction and several projects in pre-development.  See “Note 3 – Investment in Properties" for further details.

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
Revenue Recognition
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value of the leased building. Generally our leases do not meet any of the criteria above and accordingly are classified as operating leases. We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $5.2 million and $16.4 million for the three and nine months ended September 30, 2016, respectively, and approximately $0.9 million and $4.3 million for the three and nine months ended September 30, 2015, respectively.

If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into rental revenues over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of rental revenue over the lease term. Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. Tenant recovery income recognized as “Rental revenues” was approximately $23.3 million and $67.8 million for the three and nine months ended September 30, 2016, respectively, and approximately $20.6 million and $62.8 million for the three and nine months ended September 30, 2015, respectively.
We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.  The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, and approximately $0.8 million and $2.3 million for the three and nine months ended September 30, 2015, respectively.
Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. The total net impact to “Rental revenues” due to early lease termination fees was approximately $0.2 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, and approximately $1.2 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.
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

New Accounting Standards
In May 2014, the Financial Accounting Standards Boards (“FASB”) issued an accounting standards update (“ASU”) that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB subsequently issued additional ASU's which improve guidance and provide clarification of the new standard. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures.

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

In March 2016, the FASB issued an ASU that simplifies the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance will not have a significant impact on our Consolidated Financial Statements.

In August 2016, the FASB issued an ASU that clarifies how companies should classify certain cash receipts and payments on the statement of cash flows, including equity method investee distributions, insurance proceed settlements and contingent consideration payments made following a business combination. The new standard also clarifies the predominance principle applied when cash receipts and payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have significant impact on our Consolidated Financial Statements.

Note 3 – Investment in Properties
Our consolidated investment in properties consists of operating properties, properties under development, properties in pre-development, redevelopment properties and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	September 30, 2016	December 31, 2015
Operating properties	$4,077,582	$3,791,721
Properties under development	141,331	242,906
Properties in pre-development	34,817	41,313
Properties under redevelopment	58,617	56,943
Land held	7,698	7,698
Total investment in properties	4,320,045	4,140,581
Less accumulated depreciation and amortization	(809,408)	(742,980)
Net investment in properties	$3,510,637	$3,397,601
Acquisition Activity
During the nine months ended September 30, 2016, we acquired four buildings totaling 0.6 million square feet located in the Cincinnati, Dallas and Southern California markets for a total purchase price of approximately $42.5 million. Related to these acquisitions, we incurred acquisition costs of approximately $0.6 million during the nine months ended September 30, 2016, included in "General and administrative" in our Consolidated Statement of Operations.
Development Activity
Our properties under development include the following:

•
Three buildings totaling 0.4 million square feet that are currently in lease-up as shell-complete activities have been completed as of September 30, 2016. These properties are 44.2% leased based on weighted average square feet; and

•	Seven projects are under construction totaling 2.4 million square feet.
During the nine months ended September 30, 2016, we acquired 65.1 acres of land in the Baltimore/Washington D.C., Dallas and Denver markets for approximately $11.6 million that is held for future development.
Disposition Activity
During the nine months ended September 30, 2016, we sold 11 consolidated operating properties totaling 2.0 million square feet from our Chicago, Houston, Louisville and Northern California markets to third-parties for gross proceeds of approximately $108.6 million. We recognized gains of approximately $43.1 million on the disposition of these 11 properties.
Intangible Lease Assets and Liabilities
Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2 – Summary of Significant Accounting Policies” for additional information) was approximately $2.8 million and $9.0 million for the three and nine months ended September 30, 2016, respectively, and approximately $3.6 million and $11.2 million for the three and nine months ended September 30, 2015, respectively. Our intangible lease assets and liabilities included the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$75,810	$(39,393)	$36,417	$79,718	$(35,993)	$43,725
Above market rent	$3,961	$(1,984)	$1,977	$4,702	$(2,280)	$2,422
Below market rent	$(32,063)	$10,937	$(21,126)	$(31,565)	$9,495	$(22,070)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures
We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.
During September 2016, the TRT-DCT Venture III disposed of one property. We received approximately $0.5 million for our share of the gross proceeds and recognized our share of the gain on the sale of approximately $0.1 million, which is included in "Equity in earnings of unconsolidated joint ventures, net" in our Consolidated Statements of Operations.
During September 2016, the Stirling Capital Investment joint venture completed development activities and leased one building totaling 0.4 million square feet.
The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of September 30, 2016		Investments in and Advances to as of
	Ownership Percentage	Number of Buildings	September 30, 2016	December 31, 2015
Unconsolidated Joint Ventures
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$37,563	$38,153
TRT-DCT Venture III	10.0%	3	1,564	1,972
Total Institutional Joint Ventures		16	39,127	40,125
Other:
Stirling Capital Investments (SCLA)(1)	50.0%	7	54,727	42,510
Total		23	$93,854	$82,635

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

Note 5 – Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
As of September 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings(1):
Senior unsecured revolving credit facility	$—	$—	$70,000	$70,000
Fixed rate debt(2)	$1,413,448	$1,505,750	$1,268,596	$1,310,388
Variable rate debt	$150,000	$148,380	$225,000	$222,649

Interest rate contracts:
Interest rate swap asset (liability)(3)	$(8,038)	$(8,038)	$219	$219

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

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the nine months ended September 30, 2016 and 2015.

	During the Nine Months Ended September 30,
	2016	2015
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$219	$(167)
Net unrealized loss included in accumulated other comprehensive loss	(9,777)	(255)
Realized gain recognized in interest expense	1,520	111
Ending balance at September 30	$(8,038)	$(311)

Hedging Activities
To manage interest rate risk for variable rate debt and issuances of fixed rate debt, we primarily use treasury locks and interest rate swaps as part of our cash flow hedging strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Such derivatives have been used to hedge the variability in existing and future interest expense associated with existing variable rate borrowings and forecasted issuances of debt, which may include issuances of new debt, as well as refinancing of existing debt upon maturity.

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

For derivatives designated as “cash flow” hedges, the effective portion of the change in the fair value of the derivative is initially reported in “Other comprehensive income (“OCI”)” in our Consolidated Statements of Comprehensive Income (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s change in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of September 30, 2016 and December 31, 2015, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.7 million and $6.8 million, respectively.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between USD LIBOR and zero. During the nine months ended September 30, 2016, we recorded approximately $0.5 million of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). As of September 30, 2016 and December 31, 2015, we had borrowings payable subject to this pay-fixed, receive-floating interest rate swap with aggregate principal balances of approximately $200.0 million.
The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of loss recognized in OCI for effective portion of derivatives	$(9)	$(518)	$(9,875)	$(973)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,618)	$(1,155)	$(5,030)	$(3,466)
Amount of gain (loss) recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$967	$—	$(453)	$—

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

Note 6 – Outstanding Indebtedness
As of September 30, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.3 million representing our proportionate share of debt associated with unconsolidated joint ventures. As of December 31, 2015, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of debt associated with unconsolidated joint ventures.
As of September 30, 2016, the gross book value of our consolidated properties was approximately $4.3 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of September 30, 2016 and December 31, 2015.
Line of Credit
As of September 30, 2016, we had no balance outstanding and $396.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million. As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.
Debt Issuance and Payoffs
On August 8, 2016, we issued $250.0 million of fixed rate senior unsecured notes in a private placement offering. The notes have an average term of 10 years, a weighted average interest rate of 3.90% and require semi-annual interest payments. We primarily used the proceeds to paydown our senior unsecured revolving credit facility, payoff a $49.0 million senior unsecured note at maturity and payoff a portion of our $25.0 million senior unsecured term loan maturing in April 2017.
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

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership
DCT
Common Stock
As of September 30, 2016, approximately 90.9 million shares of common stock were issued and outstanding.

On September 10, 2015, we registered a continuous equity offering program to replace our continuous equity offering program previously registered on May 29, 2013. Pursuant to this offering, we may sell up to five million shares of common stock from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the nine months ended September 30, 2016, we issued approximately 1.9 million shares of common stock through the continuous equity offering program, at a weighted average price of $43.14 per share for proceeds of approximately $80.6 million, net of offering expenses. We used the proceeds for general corporate purposes, including funding developments and redevelopments and repaying debt. As of September 30, 2016, approximately 3.1 million shares of common stock remain available to be issued under the current offering.  We did not issue any shares of common stock under the current or previously registered offering programs during 2015.
During the nine months ended September 30, 2016 and 2015, we issued approximately 63,000 and 87,000 shares of common stock in each corresponding period related to vested shares of restricted stock, phantom shares and stock option exercises.
Operating Partnership
OP Units
For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.
As of September 30, 2016 and December 31, 2015, DCT owned approximately 96.1% and 95.6%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.
DCT holds its interests through both general and limited partner units. The Partnership Agreement stipulates the general partner shall at all times own a minimum of 1.0% of all outstanding OP Units. As a result, each reporting period certain of DCT’s limited partner units are converted to general partner units to satisfy this requirement as illustrated in the Consolidated Statement of Changes in Capital.
Limited partners have the right to require the Company to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Partnership Agreement) provided that such OP Units have been outstanding for at least one year. The Company may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of DCT’s common stock for each OP Unit), as defined in the Partnership Agreement.
During the nine months ended September 30, 2016 and 2015, approximately 0.5 million and 0.2 million OP Units were redeemed for approximately $1.9 million and $1.7 million in cash and approximately 0.5 million and 0.1 million shares of DCT common stock, respectively. The OP Unit redemptions exclude LTIP Unit redemptions, see "LTIP Units" below for a summary of LTIP Unit redemptions.
As of September 30, 2016 and December 31, 2015, approximately 3.7 million and 4.0 million OP Units were issued, outstanding and held by entities other than DCT in each corresponding period, including approximately 0.7 million and 0.6 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended, respectively.
As of September 30, 2016 and December 31, 2015, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $177.5 million and $150.9 million based on the $48.55 and $37.37 per share closing price of DCT’s common stock on September 30, 2016 and December 31, 2015, respectively.
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

Restricted Stock
Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which the stock vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the nine months ended September 30, 2016, we granted approximately 0.1 million shares of restricted stock to certain officers and employees at the weighted average fair market value of $36.25 per share.
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
During the nine months ended September 30, 2016, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $6.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23% and risk-free interest rate of 1.28%. During the nine months ended September 30, 2016, there were approximately 112,000 vested LTIP Units converted into approximately 112,000 shares of DCT common stock and approximately 13,000 LTIP Units were redeemed for approximately $0.5 million in cash. As of September 30, 2016, approximately 1.2 million LTIP Units were outstanding of which approximately 0.7 million were vested.
During the nine months ended September 30, 2015, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $7.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 26% and a weighted average risk-free interest rate of 1.28%. During the nine months ended September 30, 2015, approximately 5,000 vested LTIP Units were converted into approximately 5,000 shares of DCT common stock. As of September 30, 2015, approximately 1.1 million LTIP Units were outstanding of which approximately 0.6 million were vested.

Note 9 – Related Party Transactions
Southern California Consolidated Ventures
We entered into four agreements, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk-industrial buildings located in the Southern California market. Entities controlled by a former executive have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third-party. Each venture partner will earn returns in accordance with their ownership interests. We have controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.

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

DCT
The following table presents the computation of basic and diluted net earnings per common share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Earnings per Common Share – Basic and Diluted
Numerator
Net income attributable to common stockholders	$15,560	$8,457	$73,369	$55,499
Less: Distributed and undistributed earnings allocated to participating securities	(163)	(166)	(497)	(510)
Numerator for adjusted net income attributable to common stockholders	$15,397	$8,291	$72,872	$54,989

Denominator
Weighted average common shares outstanding – basic	90,250	88,207	89,464	88,162
Effect of dilutive securities:
Stock options and phantom stock	473	319	442	310
Weighted average common shares outstanding – diluted	90,723	88,526	89,906	88,472

Net Earnings per Common Share:
Basic	$0.17	$0.09	$0.81	$0.62
Diluted	$0.17	$0.09	$0.81	$0.62

Operating Partnership
The following table presents the computation of basic and diluted net earnings per common unit (in thousands, except per unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Earnings per OP Unit – Basic and Diluted
Numerator
Net income attributable to OP Unitholders	$16,174	$8,853	$76,669	$58,178
Less: Distributed and undistributed earnings allocated to participating securities	(163)	(166)	(497)	(510)
Numerator for adjusted net income attributable to OP Unitholders	$16,011	$8,687	$76,172	$57,668

Denominator
Weighted average OP Units outstanding – basic	94,047	92,424	93,487	92,419
Effect of dilutive securities:
Stock options and phantom stock	473	319	442	310
Weighted average OP Units outstanding – diluted	94,520	92,743	93,929	92,729

Net Earnings per OP Unit:
Basic	$0.17	$0.09	$0.81	$0.62
Diluted	$0.17	$0.09	$0.81	$0.62

DCT and the Operating Partnership
Potentially Dilutive Shares
For the three and nine months ended September 30, 2016, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 3.8 million and 4.0 million OP Units, respectively, because their effect would be anti-dilutive. During the same periods ended September 30, 2015, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 4.2 million and 4.3 million OP Units because their effect would be anti-dilutive.

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
The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of September 30, 2016	As of December 31, 2015
Segments:
East assets	$1,076,672	$1,034,869
Central assets	1,096,007	1,092,315
West assets	1,438,953	1,365,471
Total segment net assets	3,611,632	3,492,655
Non-segment assets:
Non-segment cash and cash equivalents	4,287	15,860
Other non-segment assets(1)	108,247	123,840
Total assets	$3,724,166	$3,632,355

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, other receivables and other assets.
The following table presents the rental revenues of our segments and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
East	$31,212	$25,887	$90,010	$79,184
Central	32,340	32,777	95,400	98,693
West	36,381	29,428	104,097	86,392
Rental revenues	99,933	88,092	289,507	264,269
Institutional capital management and other fees	341	333	1,039	1,134
Total revenues	$100,274	$88,425	$290,546	$265,403

The following table presents property net operating income (“NOI”) of our segments and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
East	$24,919	$19,632	$69,765	$59,202
Central	23,084	23,327	66,825	69,648
West	28,061	22,177	80,358	65,881
Property NOI(1)	76,064	65,136	216,948	194,731
Institutional capital management and other fees	341	333	1,039	1,134
Gain on dispositions of real estate interests	—	—	43,052	41,086
Real estate related depreciation and amortization	(40,273)	(39,431)	(120,244)	(116,876)
Casualty gain	2,440	—	2,278	—
Development profit, net of taxes	—	—	—	2,627
General and administrative expense	(7,370)	(7,720)	(20,990)	(24,912)
Impairment losses	—	(371)	—	(371)
Equity in earnings of unconsolidated joint ventures, net	1,164	4,493	2,983	6,336
Interest expense	(15,773)	(13,078)	(47,830)	(40,591)
Interest and other income (expense)	18	(42)	581	(71)
Income tax expense and other taxes	(222)	(241)	(510)	(712)
Net income attributable to noncontrolling interests of the Operating Partnership	(215)	(226)	(638)	(4,203)
Net income attributable to OP Unitholders	16,174	8,853	76,669	58,178
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(614)	(396)	(3,300)	(2,679)
Net income attributable to common stockholders	$15,560	$8,457	$73,369	$55,499

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

Note 12 – Assets Held for Sale
As of September 30, 2016, three properties in our East operating segment were classified as held for sale and are reported at their lower of carrying value or estimated fair value less estimated cost to sell. We expect to complete the sale of these properties in 2016.
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

Overview
DCT Industrial Trust Inc. is a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As used herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of September 30, 2016, DCT owned approximately 96.1% of the outstanding equity interests in the Operating Partnership.
As of September 30, 2016, the Company owned interests in approximately 73.5 million square feet of properties leased to approximately 900 customers, including:

•	64.7 million square feet comprising 398 consolidated operating properties, including three buildings totaling 0.8 million square feet classified as held for sale, that were 96.2% occupied;

•	7.8 million square feet comprising 23 unconsolidated properties that were 97.2% occupied and which we operated on behalf of three institutional capital management partners;

•	0.6 million square feet comprising four consolidated properties under redevelopment; and

•	0.4 million square feet comprising three consolidated properties in development.
In addition, the Company has seven projects under construction and several projects in pre-development. See “Notes to Consolidated Financial Statements Note 3 – Investment in Properties” for further details related to our development activity.
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
We anticipate continuing to selectively dispose of non-strategic assets to fund our investment in developments and acquisitions in an effort to enhance long-term growth in our net asset value, earnings and cash flows as well as to improve the overall quality of our portfolio.
We anticipate having sufficient liquidity to fund our operating expenses, including costs to maintain our properties and distributions, though we may finance investments, including acquisitions and developments, with the issuance of new common shares, proceeds from asset sales or through additional borrowings. Please see “Liquidity and Capital Resources” for additional discussion.
Inflation
The U.S. economy has experienced low inflation over the past several years and as a result, inflation has not had a significant impact on our business. Moreover, most of our leases require the customers to pay their share of the cost to operate our properties, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, most of our leases expire within five years which enables us to replace existing leases with new leases at then-existing market rates. While slowing global growth has the potential to dampen demand for distribution space, we have not yet seen any indications of this reduced demand.
Summary of Significant Transactions and Activities for the Nine Months Ended September 30, 2016

•	Acquisition Activities

•
During the nine months ended September 30, 2016, we acquired four buildings comprising 0.6 million square feet in the Cincinnati, Dallas and Southern California markets for a total purchase price of approximately $42.5 million. Weighted average occupancy upon the acquisition of the properties was 81.1%.

•	Development Activities

•
As of September 30, 2016, construction was shell-complete on three buildings totaling 0.4 million square feet in the Dallas, Orlando and Seattle markets.  During the nine months ended September 30, 2016, we stabilized 13 buildings totaling 4.5 million square feet, including one building in our unconsolidated Stirling Capital Investments joint venture.

•
Additionally, during the nine months ended September 30, 2016, we acquired 65.1 acres of land in the Baltimore/Washington D.C., Dallas and Denver markets for approximately $11.6 million that is held for future development.

The table below reflects a summary of development activities as of September 30, 2016, (in thousands, except acres and number of buildings):

Project	Market	Acres	Number of Buildings	Square Feet	Percent-age Owned(1)	Cumulative Costs at 9/30/2016	Projected Investment	Completion Date(2)	Percent-age Leased(3)
Consolidated Development Activities:
Development Projects in Lease Up
DCT Freeport West	Dallas	7	1	108	100%	$9,658	$9,931	Q3-2016	100%
DCT Airport Distribution Center Building D	Orlando	6	1	95	100%	5,714	7,077	Q3-2016	0%
DCT Fife Distribution Center North	Seattle	9	1	152	100%	12,427	13,076	Q1-2016	100%
	Sub Total	22	3	355	100%	$27,799	$30,084		73%
Under Construction
DCT North Satellite Distribution Center	Atlanta	47	1	549	100%	$18,984	$29,831	Q1-2017	41%
DCT Central Avenue	Chicago	54	1	190	100%	29,395	60,598	Q2-2017	100%
DCT Stockyards Industrial Center	Chicago	10	1	167	100%	6,400	14,814	Q4-2016	0%
DCT Waters Ridge	Dallas	18	1	347	100%	17,022	18,208	Q4-2016	52%
DCT Commerce Center Phase II Building C	Miami	8	1	136	100%	10,317	14,721	Q4-2016	0%
DCT Arbor Avenue	No. California	40	1	796	100%	15,483	53,859	Q3-2017	0%
DCT White River Corporate Center Phase II North	Seattle	13	1	251	100%	15,931	21,127	Q4-2016	0%
	Sub Total	190	7	2,436	100%	$113,532	$213,158		25%

	Total	212	10	2,791	100%	$141,331	$243,242		31%

(1)	Percentage owned is based on equity ownership weighted by square feet.

(2)	The completion date represents the date of building shell-completion or estimated date of shell-completion.

(3)	Percentage leased is computed as of the date the financial statements were available to be issued.
•Dispositions

•
During the three months ended September 30, 2016, there were no dispositions of consolidated operating properties. During the nine months ended September 30, 2016, we sold 11 consolidated operating properties totaling 2.0 million square feet from our Chicago, Houston, Louisville and Northern California markets to third-parties for gross proceeds of approximately $108.6 million.

•Significant Activity from Unconsolidated Joint Ventures

•
During September 2016, the TRT-DCT Venture III disposed of one property. We received approximately $0.5 million for our share of the gross proceeds and recognized our share of the gain on the sale of approximately $0.1 million, which is included in "Equity in earnings of unconsolidated joint ventures, net" in our Consolidated Statements of Operations.

•Debt Activity

•
As of September 30, 2016, we had no balance outstanding and $396.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.

•
On August 8, 2016, we issued $250.0 million of fixed rate senior unsecured notes in a private placement offering. The notes have an average term of 10 years, a weighted average interest rate of 3.90% and require semi-annual interest payments. We primarily used the proceeds to paydown our senior unsecured revolving credit facility, payoff a $49.0 million senior unsecured note at maturity and payoff a portion of our $25.0 million senior unsecured term loan maturing in April 2017.

•Equity Activity

•
On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013. During the nine months ended September 30, 2016, we issued approximately 1.9 million shares of common stock through the continuous equity offering program, at a weighted average price of $43.14 per share for proceeds of approximately $80.6 million, net of offering expenses. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments and repaying debt. As of September 30, 2016, approximately 3.1 million shares of common stock remain available to be issued under the current offering.

•Leasing Activity
The following table provides a summary of our leasing activity for the three and nine months ended September 30, 2016:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
THIRD QUARTER 2016		(in thousands)			(in months)
New	16	724	N/A	12.2%	57	$5.35
Renewal	31	2,523	N/A	18.1%	50	1.35
Development and redevelopment	6	701	N/A	N/A	78	N/A
Total/Weighted Average	53	3,948	$4.81	16.8%	56	$2.24
Weighted Average Retention(6)	92.9%

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
YEAR TO DATE 2016		(in thousands)			(in months)
New	71	4,206	N/A	14.1%	68	$4.90
Renewal	105	6,903	N/A	20.5%	54	1.62
Development and redevelopment	18	1,566	N/A	N/A	78	N/A
Total/Weighted Average	194	12,675	$5.09	18.2%	62	$2.86
Weighted Average Retention(6)	76.1%

(1)	Excludes month-to-month and other short-term leases.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated in accordance with GAAP.

(3)
Straight-line basis rent growth is the percentage change in monthly net effective rent of the comparable lease. New leases where there were no prior comparable leases or materially different lease structures are excluded.

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
During the nine months ended September 30, 2016, we signed a total of 194 leases comprising 12.7 million square feet of which 79 leases totaling 6.3 million square feet included concessions of $9.3 million primarily related to free rent periods.
Customer Diversification
As of September 30, 2016, there were no customers that occupied more than 3.6% of our consolidated properties based on annualized base rent. The following table presents our 10 largest customers, based on annualized base rent as of September 30, 2016, who occupy a combined 10.7 million square feet or 16.4% of our consolidated properties.

Customer	Percentage of Annualized Base Rent
Amazon.com, Inc.	3.6%
Distributions Alternatives, Inc.	2.0%
Ozburn-Hessey Logistics, LLC	1.5%
The J. M. Smucker Company	1.5%
Fedex Corporation	1.5%
Schenker, Inc.	1.2%
The Clorox Company	1.1%
Kellogg Company	1.0%
United Parcel Service, Inc.	1.0%
Siemens	0.9%
Total	15.3%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties files bankruptcy and cancels its leases we could experience a reduction in our revenues and an increase in allowance for doubtful accounts receivable.
We frequently monitor the financial condition of our customers. We communicate often with those customers that have been late on payments or filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues.
Results of Operations
Summary of the three and nine months ended September 30, 2016 compared to the same periods ended September 30, 2015
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. Our actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As of September 30, 2016, the Company owned interests in or had under development approximately 73.5 million square feet of properties leased to approximately 900 customers, including 7.8 million square feet managed on behalf of three institutional capital management joint venture partners. As of September 30, 2016, we consolidated 395 operating properties, three development properties, four redevelopment properties and three consolidated operating properties classified as held for sale. As of September 30, 2015, we consolidated 404 operating properties, eight development properties, four redevelopment properties and one consolidated operating property classified as held for sale.
Comparison of the three months ended September 30, 2016 compared to the same period ended September 30, 2015
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. We consider same store properties to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating properties period over period. Developed properties are generally included in same store properties once they are initially stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. For the three months ended September 30, 2016, we had 366 properties classified as same store comprising 56.1 million square feet and 39 classified as non-same store consisting of properties that did not meet our same store definition, which includes 32 operating properties and seven development and redevelopment properties that were not stabilized. A discussion of these changes follows in the table below (in thousands):

	For the Three Months Ended September 30,
	2016	2015	$ Change	Percent Change
Rental Revenues
Same store	$86,320	$81,377	$4,943	6.1%
Non-same store operating properties	13,324	6,148	7,176	116.7%
Development and redevelopment	289	567	(278)	(49.0)%
Total rental revenues	99,933	88,092	11,841	13.4%
Rental Expenses and Real Estate Taxes
Same store	21,252	20,916	336	1.6%
Non-same store operating properties	2,522	1,840	682	37.1%
Development and redevelopment	95	200	(105)	(52.5)%
Total rental expenses and real estate taxes	23,869	22,956	913	4.0%
Property Net Operating Income(1)
Same store	65,068	60,461	4,607	7.6%
Non-same store operating properties	10,802	4,308	6,494	150.7%
Development and redevelopment	194	367	(173)	(47.1)%
Total property net operating income	76,064	65,136	10,928	16.8%
Other Revenue and Other Income
Institutional capital management and other fees	341	333	8	2.4%
Casualty gain	2,440	—	2,440	100.0%
Equity in earnings of unconsolidated joint ventures, net	1,164	4,493	(3,329)	(74.1)%
Interest and other income (expense)	18	(42)	60	142.9%
Total other revenue and other income	3,963	4,784	(821)	(17.2)%
Other Expenses
Real estate related depreciation and amortization	40,273	39,431	842	2.1%
Interest expense	15,773	13,078	2,695	20.6%
General and administrative	7,370	7,720	(350)	(4.5)%
Impairment losses	—	371	(371)	(100.0)%
Income tax expense and other taxes	222	241	(19)	(7.9)%
Total other expenses	63,638	60,841	2,797	4.6%
Net income attributable to noncontrolling interests of the Operating Partnership	(215)	(226)	11	4.9%
Net income attributable to OP Unitholders	16,174	8,853	7,321	82.7%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(614)	(396)	(218)	(55.1)%
Net income attributable to common stockholders	$15,560	$8,457	$7,103	84.0%

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

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $11.8 million for the three months ended September 30, 2016 compared to the same period in 2015, primarily due to the following:

•
$6.9 million increase in total revenue in our non-same store portfolio, of which $12.0 million is attributed to seven operating property acquisitions, 25 development and redevelopment properties placed into operation since July 1, 2015, offset in part by a $4.8 million decrease attributed to 28 consolidated property dispositions since July 1, 2015 and $0.3 million attributed to two properties under development and redevelopment that were in our operating portfolio prior to July 1, 2015.

•	$4.9 million increase in total revenue in our same store portfolio primarily due to the following:

•	$3.3 million increase in base rent primarily resulting from increased rental rates and a 120 basis point increase in average occupancy period over period;

•	$1.4 million increase in operating expense recoveries related to higher average occupancy and increases in property tax expense; and

•	$1.1 million increase in miscellaneous income from tenants primarily due to higher move-out repairs in 2016 compared to the same period in 2015; which was partially offset by

•	$0.9 million decrease in early lease termination fees primarily attributable to four tenants in 2015.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Three Months Ended September 30,
	2016	2015	$ Change
Base rent	$68,602	$64,209	$4,393
Straight-line rent	5,244	907	4,337
Amortization of above and below market rent intangibles	670	748	(78)
Tenant recovery income	23,298	20,608	2,690
Other	1,870	436	1,434
Revenues related to early lease terminations	249	1,184	(935)
Total rental revenues	$99,933	$88,092	$11,841
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $0.9 million for the three months ended September 30, 2016 compared to the same period in 2015, primarily due to the following:

•	$0.3 million increase in rental expenses and real estate taxes period over period in our same store portfolio primarily due to an increase in property taxes in our Chicago and Houston markets; and

•	$0.6 million increase in rental expenses and real estate taxes related to our non-same store properties primarily due to an increase in property taxes in our Houston and Southern California markets.
The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Three Months Ended September 30,
	2016	2015	$ Change
Real estate taxes	$15,074	$14,056	$1,018
Insurance	980	1,142	(162)
Common area maintenance	3,387	3,486	(99)
Utilities	1,483	1,414	69
Property management fees	2,521	2,403	118
Other	424	455	(31)
Total rental expenses and real estate taxes	$23,869	$22,956	$913

Other Revenue and Other Income
Total other revenue and other income decreased $0.8 million for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to the following:

•
$3.3 million decrease primarily related to $3.7 million of gain recognized on the sale of one property in the unconsolidated IDI/DCT, LLC joint venture during 2015, offset in part by increased earnings from our unconsolidated investments in Stirling Capital Investments and DCT/SPF Industrial Operating LLC joint ventures due to increased occupancy; which was partially offset by

•	$2.4 million increase in casualty gains primarily related to an insurance settlement from a casualty event at one property in our Dallas market during 2016 with no corresponding activity during 2015.
Other Expenses
Other expenses increased $2.8 million for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to the following:

•	$2.7 million increase in interest expense due to the following:

•	$2.2 million decrease in capitalized interest primarily related to the cessation of capitalization on 19 developments and redevelopments placed into service compared to the same period in 2015; and

•
$1.5 million increase due to increased average outstanding indebtedness of approximately $55.3 million and a higher weighted average effective interest rate during 2016 compared to the same period in 2015; which was partially offset by

•	$1.0 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge.

•
$0.8 million increase in depreciation and amortization expense resulting from a $5.2 million increase related to real estate acquisitions, developments and redevelopments placed in operation and capital additions; partially offset by a $1.9 million decrease related to real estate dispositions and a $2.5 million decrease in depreciation and amortization of tenant improvements and intangible lease assets related to same store properties; which was partially offset by

•	$0.4 million decrease in general and administrative expense primarily related to decreased personnel costs; and

•	$0.4 million decrease in impairment attributable to $0.4 million recognized on one property held for sale during 2015 with no corresponding activity during 2016.

Comparison of the nine months ended September 30, 2016 compared to the same period ended September 30, 2015
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income, and other expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. We consider same store properties to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating properties period over period. Developed properties are generally included in same store properties once they are initially stabilized. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties. For the nine months ended September 30, 2016 we had 348 properties classified as same store comprising 53.4 million square feet and 57 classified as non-same store consisting of properties that did not meet our same store definition, which includes 50 operating properties and seven development and redevelopment properties that were not stabilized. A discussion of these changes follows in the table below (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	$ Change	Percent Change
Rental Revenues
Same store	$239,673	$231,380	$8,293	3.6%
Non-same store operating properties	49,155	31,039	18,116	58.4%
Development and redevelopment	679	1,850	(1,171)	(63.3)%
Total rental revenues	289,507	264,269	25,238	9.6%
Rental Expenses and Real Estate Taxes
Same store	61,207	60,168	1,039	1.7%
Non-same store operating properties	11,090	8,966	2,124	23.7%
Development and redevelopment	262	404	(142)	(35.1)%
Total rental expenses and real estate taxes	72,559	69,538	3,021	4.3%
Property Net Operating Income(1)
Same store	178,466	171,212	7,254	4.2%
Non-same store operating properties	38,065	22,073	15,992	72.5%
Development and redevelopment	417	1,446	(1,029)	(71.2)%
Total property net operating income	216,948	194,731	22,217	11.4%
Other Revenue and Other Income
Institutional capital management and other fees	1,039	1,134	(95)	(8.4)%
Casualty gain	2,278	—	2,278	100.0%
Development profit, net of taxes	—	2,627	(2,627)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	2,983	6,336	(3,353)	(52.9)%
Gain on dispositions of real estate interests	43,052	41,086	1,966	4.8%
Interest and other income (expense)	581	(71)	652	918.3%
Total other revenue and other income	49,933	51,112	(1,179)	(2.3)%
Other Expenses
Real estate related depreciation and amortization	120,244	116,876	3,368	2.9%
Interest expense	47,830	40,591	7,239	17.8%
General and administrative	20,990	24,912	(3,922)	(15.7)%
Impairment losses	—	371	(371)	(100.0)%
Income tax expense and other taxes	510	712	(202)	(28.4)%
Total other expenses	189,574	183,462	6,112	3.3%
Net income attributable to noncontrolling interests of the Operating Partnership	(638)	(4,203)	3,565	84.8%
Net income attributable to OP Unitholders	76,669	58,178	18,491	31.8%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(3,300)	(2,679)	(621)	(23.2)%
Net income attributable to common stockholders	$73,369	$55,499	$17,870	32.2%

(1)	See definitions of property net operating income on page 33.

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $25.2 million for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to the following:

•
$16.9 million increase in total revenue in our non-same store portfolio, of which $33.9 million is attributed to 18 operating property acquisitions, 32 development and redevelopment properties placed into operation since January 1, 2015, offset in part by a $15.8 million decrease attributed to 41 consolidated property dispositions since January 1, 2015 and $1.2 million attributable to three properties under development and redevelopment that were in our operating pool prior to January 1, 2015.

•	$8.3 million increase in total revenue in our same store portfolio primarily due to the following:

•	$6.2 million increase in base rent primarily resulting from increased rental rates and a 90 basis point increase in average occupancy period over period;

•	$2.1 million increase in operating expense recoveries related to higher average occupancy and increases in property tax expense;

•	$0.6 million increase in straight-line rental revenue; and

•	$0.4 million increase in miscellaneous income from tenants primarily due to move-out repairs; which was partially offset by

•	$1.0 million decrease in early lease termination fees attributable to four tenants in 2015.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	$ Change
Base rent	$198,188	$190,648	$7,540
Straight-line rent	16,402	4,293	12,109
Amortization of above and below market rent intangibles	2,150	2,290	(140)
Tenant recovery income	67,784	62,819	4,965
Other	4,082	1,823	2,259
Revenues related to early lease terminations	901	2,396	(1,495)
Total rental revenues	$289,507	$264,269	$25,238
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, real estate taxes, increased $3.0 million for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to the following:

•
$1.0 million increase in rental expenses and real estate taxes period over period in our same store portfolio primarily due to an increase in property taxes in our Chicago, Dallas and Northern California markets; and

•
$2.0 million increase in rental expenses and real estate taxes related to our non-same store properties primarily due to an increase in property taxes in our Atlanta, Houston, Seattle and Southern California markets.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	$ Change
Real estate taxes	$44,729	$42,082	$2,647
Insurance	3,368	3,662	(294)
Common area maintenance	11,826	12,317	(491)
Utilities	3,693	3,394	299
Property management fees	7,416	7,177	239
Other	1,527	906	621
Total rental expenses and real estate taxes	$72,559	$69,538	$3,021

Other Revenue and Other Income
Total other revenue and other income decreased $1.2 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the following:

•
$3.4 million decrease primarily related to $3.7 million of gain recognized on the sale of one property in the unconsolidated IDI/DCT, LLC joint venture during 2015, offset in part by increased earnings from our unconsolidated investments in Stirling Capital Investments and DCT/SPF Industrial Operating LLC joint ventures due to increased occupancy; and

•
$2.6 million decrease in development profit, net of taxes related to the completion and sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties during 2015 with no corresponding activity during 2016; which was partially offset by

•	$2.3 million increase in casualty gains primarily related to an insurance settlement from a casualty event at one property in our Dallas market during 2016 with no corresponding activity during 2015;

•
$2.0 million increase in gain on dispositions of real estate interests primarily related to gains of $43.1 million recognized on the disposition of 11 properties in the Chicago, Houston, Louisville and Northern California markets during 2016, compared to gains of $41.1 million recognized on the disposition of 13 properties in the Atlanta and Memphis markets during 2015; and

•	$0.7 million increase in interest and other income (expense) primarily related to proceeds received in 2016 from a settlement related to damages at several properties located in the Houston market.
Other Expenses
Other expenses increased $6.1 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the following:

•	$7.2 million increase in interest expense due to the following:

•
$4.4 million decrease in capitalized interest primarily related to the cessation of capitalization on 24 developments placed into service and a lower weighted average effective interest rate during 2016 compared to the same period in 2015;

•
$2.3 million increase due to increased average outstanding indebtedness of approximately $101.0 million during 2016, partially offset by lower weighted average effective interest rate during 2016 compared to the same period in 2015; and

•	$0.5 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge.

•
$3.4 million increase in depreciation and amortization expense resulting from a $13.1 million increase related to real estate acquisitions, developments placed in operation and capital additions; partially offset by a $6.3 million decrease related to real estate dispositions and a $3.4 million decrease in depreciation and amortization of tenant improvements and intangible lease assets related to same store properties; which was partially offset by

•	$3.9 million decrease in general and administrative expenses primarily related to the following:

•	$3.4 million decrease resulting from an expense in 2015 related to criminal fraud and the associated legal expenses incurred in relation to the investigation of the incident; and

•	$1.4 million decrease in acquisition costs due to lower acquisition activity; which was partially offset by

•	$0.4 million increase in personnel cost;

•	$0.3 million increase in professional service cost; and

•	$0.1 million decrease in capitalized overhead due to fewer development activities in 2016 relative to the same period in 2015.

•	$0.4 million decrease in impairment attributable to $0.4 million recognized on one property held for sale during 2015 with no corresponding activity during 2016; and

•	$0.2 million decrease in income tax expense and other taxes.

Segment Summary for the three and nine months ended September 30, 2016 compared to the same periods ended September 30, 2015
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 11 – Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.
The following table presents the changes in our consolidated properties by segment (dollar amounts and square feet in thousands):

	As of September 30,				For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income(3)	Rental revenues(2)	Property net operating income(3)
EAST:
2016	116	21,473	96.0%	$1,076,672	$31,212	$24,919	$90,010	$69,765
2015	117	20,460	91.0%	$1,012,626	$25,887	$19,632	$79,184	$59,202
CHANGE:	(1)	1,013	5.0%	$64,046	$5,325	$5,287	$10,826	$10,563

CENTRAL:
2016	149	23,524	93.6%	$1,096,007	$32,340	$23,084	$95,400	$66,825
2015	165	26,329	89.9%	$1,113,089	$32,777	$23,327	$98,693	$69,648
CHANGE:	(16)	(2,805)	3.7%	$(17,082)	$(437)	$(243)	$(3,293)	$(2,823)

WEST:
2016	140	20,659	95.7%	$1,438,953	$36,381	$28,061	$104,097	$80,358
2015	135	18,985	86.9%	$1,335,389	$29,428	$22,177	$86,392	$65,881
CHANGE:	5	1,674	8.8%	$103,564	$6,953	$5,884	$17,705	$14,477

(1)	Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents and other non-segment assets.

(2)	Segment rental revenues include revenue from operating properties and development properties.

(3)
For the definition of property net operating income, or property NOI, as defined on page 33, and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of September 30, 2016	As of December 31, 2015	$ Change
Segments:
East assets	$1,076,672	$1,034,869	$41,803
Central assets	1,096,007	1,092,315	3,692
West assets	1,438,953	1,365,471	73,482
Total segment net assets	3,611,632	3,492,655	118,977
Non-segment assets:
Non-segment cash and cash equivalents	4,287	15,860	(11,573)
Other non-segment assets(1)	108,247	123,840	(15,593)
Total assets	$3,724,166	$3,632,355	$91,811

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, other receivables and other assets.

East Segment

•
East Segment assets increased by approximately $41.8 million in 2016 due to four development properties placed into operation, including one building that was shell-complete upon acquisition, and the acquisition of one land parcel since December 31, 2015.

•	East Segment property NOI increased approximately $5.3 million for the three months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of:

•
$5.3 million increase in NOI, of which $3.9 million increase in rental revenue is attributed to the timing of property acquisitions and completion of developments, and $2.1 million increase attributed to higher rental rates and operating expense recoveries due to increased occupancy in our same store portfolio, offset in part by $0.7 million decrease in rental revenues due to property dispositions.

•	East Segment property NOI increased approximately $10.6 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of:

•
$10.8 million increase in NOI, of which $11.5 million increase in rental revenue is attributed to the timing of property acquisitions and completion of developments, and $4.3 million increase attributed to higher rental rates and operating expense recoveries due to increased occupancy in our same store portfolio, which was partially offset by $5.0 million decrease in rental revenues due to property dispositions; which was partially offset by

•
$0.2 million decrease in NOI due to increases in operating expense primarily related to increased property taxes and other rental expenses driven by developments placed into operation and property acquisitions.

Central Segment

•
Central Segment assets increased by approximately $3.7 million in 2016 due to the acquisition of two properties, two land parcels and six development and redevelopment properties placed into operation; partially offset by the disposition of 10 properties since December 31, 2015.

•	Central Segment property NOI decreased approximately $0.2 million, for the three months ended September 30, 2016 as compared to the same period in 2015 primarily as a result of:

•
$0.4 million decrease in NOI, of which $3.9 million decrease in rental revenue is attributed to property dispositions, partially offset by a $2.6 million increase attributed to the timing of property acquisitions and completion of developments, and a $0.9 million increase attributed higher rental rates in our same store portfolio; which was partially offset by

•	$0.2 million increase in NOI due to decreases in operating expense primarily related to an increase in real estate tax refunds received during 2016.

•	Central Segment property NOI decreased approximately $2.8 million for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily as a result of:

•
$3.3 million decrease in NOI, of which $10.7 million decrease in rental revenue is attributed to property dispositions and $1.0 million attributed to a decrease in average occupancy period over period primarily due to three early lease terminations at properties in our same store portfolio, partially offset by a $8.4 million increase attributed to the timing of property acquisitions and completion of developments; which was partially offset by

•
$0.5 million increase in NOI due to decreases in operating expense primarily related to snow removal costs incurred from severe winter storms during 2015 and an increase in real estate tax refunds received during 2016; partially offset by increased bad debt expense and property taxes.

West Segment

•
West Segment assets increased by approximately $73.5 million in 2016 due to three development properties placed into operation and one development property that was in lease-up, and the acquisition of two properties and one land parcel; partially offset by the disposition of one property since December 31, 2015.

•	West Segment property NOI increased approximately $5.9 million for the three months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of:

•
$7.0 million increase in NOI, of which $5.1 million increase in rental revenue is attributed to the timing of property acquisitions and completion of developments, and $1.9 million is attributed to increased rental rates and occupancy in our same store portfolio; which was partially offset by

•
$1.1 million decrease in NOI due to increases in operating expense primarily due to increased property tax expense driven by the cessation of capitalization on developments placed into operation and property acquisitions.

•	West Segment property NOI increased approximately $14.5 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of:

•
$17.7 million increase in rental revenues, of which $12.7 million is attributed to the timing of property acquisitions and completion of developments, and $5.0 million is attributed to increased rental rates and occupancy at properties in our same store portfolio; which was partially offset by

•
$3.2 million decrease in NOI due to increases in operating expense primarily due to increased property tax driven by the cessation of capitalization on developments placed into operation and property acquisitions.

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
Cash Flows
“Cash and cash equivalents” were $7.1 million and $18.4 million as of September 30, 2016 and December 31, 2015, respectively.
Net cash provided by operating activities increased $6.7 million to $158.4 million during the nine months ended September 30, 2016 compared to $151.7 million during the same period in 2015. This change was primarily due to an increase in property net operating income attributable to acquired properties, development and redevelopment properties placed into operation and operating performance at existing properties.
Net cash used in investing activities decreased $10.6 million to $164.5 million during the nine months ended September 30, 2016 compared to $175.1 million during the same period in 2015 primarily due to the following activities:

•	$100.2 million decrease in cash outflows from acquisitions; and

•	$28.4 million decrease in cash inflows related to the utilization of all 1031 proceeds received from dispositions; partially offset by

•	$67.4 million increase in cash outflows related to capital expenditures and development activities, as reflected in the table below;

•	$30.0 million decrease in cash inflows from dispositions;

•
$14.2 million increase in cash outflows related to investments in unconsolidated joint ventures due to increased contributions to our Stirling Capital Investments unconsolidated joint venture to fund the development of SCLA Building 13B during 2016; and

•
$8.0 million decrease in cash inflows from distributions of investments in unconsolidated joint ventures primarily due to cash inflows of approximately $8.1 million for our share of gross proceeds, less the payoff of the mortgage note, from the disposition of one property by IDI/DCT, LLC in 2015.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities for the Nine Months Ended September 30, 2016 – Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of September 30, 2016. Our total capital expenditures were comprised of the following (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	$ Change
Development	$159,474	$113,691	$45,783
Redevelopment	17,740	7,046	10,694
Due diligence	3,908	11,465	(7,557)
Casualty expenditures	1,142	2,077	(935)
Building and land improvements	10,008	10,808	(800)
Tenant improvements and leasing costs	30,569	28,484	2,085
Total capital expenditures and development activities	222,841	173,571	49,270
Change in accruals and other adjustments	7,114	(11,033)	18,147
Total cash paid for capital expenditures and development activities	$229,955	$162,538	$67,417
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
We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. The total of these capitalized costs was comprised of the following (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	$ Change
Development activities	$3,598	$3,060	$538
Leasing activities	2,481	2,620	(139)
Operating building activities	2,234	2,331	(97)
Total capitalized indirect costs	$8,313	$8,011	$302
In addition, we capitalize interest costs incurred associated with development and construction activities. During the nine months ended September 30, 2016 and 2015 total interest capitalized was $7.6 million and $12.1 million, respectively.
Net cash provided by (used in) financing activities decreased $20.8 million to $5.2 million net cash used in financing activities during the nine months ended September 30, 2016 compared to $15.6 million net cash provided by financing activities during the same period in 2015 primarily due to the following activities:

•
$219.0 million decrease in proceeds from our senior unsecured revolving credit facility, as net borrowings of $149.0 million during 2015 exceeded our $70.0 million of net repayments during 2016; partially offset by

•	$116.0 million increase due to the following:

•	$250.0 million increase in cash inflows resulting from the issuance of our fixed rate senior unsecured notes in August 2016; and

•	$40.0 million repayment of our senior unsecured note in June 2015; which was partially offset by

•	$50.0 million decrease due to the repayment of our senior unsecured fixed rate note in April 2016;

•	$49.0 million decrease due to the repayment of our senior unsecured fixed rate note in August 2016; and

•	$75.0 million decrease due to the paydown of our $100.0 million term loan in 2016.

•	$80.6 million net increase in cash inflows due to 1.9 million shares of common stock issued in 2016 under our continuous equity offering program.
Common Stock
As of September 30, 2016, approximately 90.9 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013. Pursuant to this offering, we may sell up to five million shares of common stock from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the nine months ended September 30, 2016, we issued approximately 1.9 million shares of common stock through the continuous equity offering program, at a weighted average price of $43.14 per share for proceeds of approximately $80.6 million, net of offering expenses. We used the proceeds for general corporate purposes, including funding developments and redevelopments and repaying debt. As of September 30, 2016, approximately 3.1 million shares of common stock remain available to be issued under the current offering.
OP Units
Limited partners have the right to require the Company to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Amended and Restated Limited Partnership Agreement of the Operating Partnership (“Partnership Agreement”)). DCT may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of DCT’s common stock for each OP Unit), as defined in the Partnership Agreement.
During the nine months ended September 30, 2016 and 2015, approximately 0.5 million and 0.2 million OP Units were redeemed for approximately $1.9 million and $1.7 million in cash and approximately 0.5 million and 0.1 million shares of DCT common stock, respectively. The OP Unit redemptions exclude LTIP Unit redemptions, see "LTIP Units" in "Notes to the Consolidated Financial Statements, Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership" for a summary of LTIP Unit redemptions.
As of September 30, 2016 and December 31, 2015, approximately 3.7 million and 4.0 million OP Units were issued, outstanding and held by entities other than DCT in each corresponding period, including approximately 0.7 million and 0.6 million vested LTIP Units issued under our Long-Term Incentive Plan as amended, respectively.
As of September 30, 2016 and December 31, 2015, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $177.5 million and $150.9 million based on the $48.55 and $37.37 per share closing price of DCT’s common stock on September 30, 2016 and December 31, 2015, respectively.
Distributions
During the three and nine months ended September 30, 2016, our board of directors declared distributions to stockholders and unitholders totaling approximately $27.6 million and $82.3 million, respectively. During the same periods in 2015, our board of directors declared distributions to stockholders and unitholders totaling approximately $26.1 million and $78.2 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility, equity offering proceeds and dispositions were used to pay distributions during 2016 and 2015.

The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During November 2016, our board of directors declared a quarterly cash dividend of $0.31 per share and unit, payable on January 5, 2017 to stockholders and OP Unitholders of record as of December 23, 2016.
Outstanding Indebtedness
As of September 30, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.3 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2015, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of September 30, 2016, the gross book value of our consolidated properties was approximately $4.3 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2015, the gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of September 30, 2016 and December 31, 2015.
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
Line of Credit
As of September 30, 2016, we had no balance outstanding and $396.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.  As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our $400.0 million senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.
The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of September 30, 2016 and December 31, 2015.
Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs, as of September 30, 2016 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2016	$—	$1,720	$—		$1,720
2017	51,000	41,078	25,000	(1)	117,078
2018	81,500	6,747	—		88,247
2019	46,000	51,344	—		97,344
2020	50,000	71,933	125,000	(1)	246,933
Thereafter	782,500	29,107	200,000	(1)	1,011,607
Total	$1,011,000	$201,929	$350,000		$1,562,929

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.
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
Contractual Obligations
The following table presents our contractual obligations as of September 30, 2016, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Scheduled long-term debt maturities, including interest(2)	$1,936,994	$186,057	$304,840	$436,407	$1,009,690
Operating lease commitments	6,487	839	2,040	1,854	1,754
Ground lease commitments(3)	11,510	565	1,124	1,104	8,717
Total	$1,954,991	$187,461	$308,004	$439,365	$1,020,161

(1)
From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $110.0 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at September 30, 2016.

(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land, which is leased from an airport authority.
Off-Balance Sheet Arrangements
As of September 30, 2016 and 2015, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.
As of September 30, 2016, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $35.3 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.
Indebtedness and Other Off-Balance Sheet Arrangements
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.
We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of September 30, 2016, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $35.3 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2016	$—
2017	35,305
2018	—
2019	—
2020	—
Thereafter	—
Total	$35,305

Funds From Operations
DCT Industrial believes that net income (loss) attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure.  However, DCT Industrial considers funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental, non-GAAP measure of DCT Industrial’s operating performance.  NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP.  FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive DCT Industrial’s proportionate share of FFO of unconsolidated joint ventures.  We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO.  Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure.  We also present FFO, as adjusted, which excludes hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs and impairment losses on properties which are not depreciable.  We believe that FFO excluding hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results.  Readers should note that FFO captures neither the changes in the value of DCT Industrial’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of DCT Industrial’s properties, all of which have real economic effect and could materially impact DCT Industrial’s results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, DCT Industrial’s FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income (loss) as a measure of DCT Industrial’s performance.

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” (unaudited, amounts in thousands, except per share and unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of net income attributable to common stockholders and unitholders to FFO:
Net income attributable to common stockholders	$15,560	$8,457	$73,369	$55,499
Adjustments:
Real estate related depreciation and amortization	40,273	39,431	120,244	116,876
Equity in earnings of unconsolidated joint ventures, net	(1,164)	(4,493)	(2,983)	(6,336)
Equity in FFO of unconsolidated joint ventures(1)	2,503	2,441	7,321	7,424
Impairment losses on depreciable real estate	—	371	—	371
Gain on dispositions of real estate interests	—	—	(43,052)	(41,086)
Gain on dispositions of non-depreciable real estate	—	—	—	18
Noncontrolling interest in the above adjustments	(1,908)	(1,897)	(4,005)	(4,086)
FFO attributable to unitholders	2,343	2,119	6,786	6,214
FFO attributable to common stockholders and unitholders – basic and diluted	57,607	46,429	157,680	134,894
Adjustments:
Acquisition costs	468	455	560	1,939
Hedge ineffectiveness (non-cash)	(967)	—	453	—
FFO, as adjusted, attributable to common stockholders and unitholders – basic and diluted	$57,108	$46,884	$158,693	$136,833

FFO per common share and unit – basic	$0.61	$0.50	$1.68	$1.45
FFO per common share and unit – diluted	$0.61	$0.50	$1.67	$1.45

FFO, as adjusted, per common share and unit – basic	$0.60	$0.50	$1.69	$1.47
FFO, as adjusted, per common share and unit – diluted	$0.60	$0.50	$1.68	$1.47
FFO weighted average common shares and units outstanding:
Common shares for net earnings per share	90,250	88,207	89,464	88,162
Participating securities	582	614	561	604
Units	3,797	4,217	4,023	4,257
FFO weighted average common shares, participating securities and units outstanding – basic	94,629	93,038	94,048	93,023
Dilutive common stock equivalents	473	319	442	310
FFO weighted average common shares, participating securities and units outstanding – diluted	95,102	93,357	94,490	93,333

(1)	Equity in FFO of unconsolidated joint ventures is determined as our share of FFO from each unconsolidated joint venture.

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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of September 30, 2016 and December 31, 2015, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.7 million and $6.8 million, respectively.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, USD LIBOR rates in the US have never been negative nor do we expect them to become negative in the future. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the spread between USD LIBOR and zero. During the nine months ended September 30, 2016, we recorded a non-cash charge of approximately $0.5 million of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). As of September 30, 2016 and December 31, 2015, we had borrowings payable subject to this pay-fixed, receive-floating interest rate swap with aggregate principal balances of approximately $200.0 million. See “Notes to a Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2016, we had approximately $150.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the nine months ended September 30, 2016 would have increased approximately $0.2 million based on our outstanding floating-rate debt as of September 30, 2016. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $9.7 million during the nine months ended September 30, 2016.
As of September 30, 2016, the estimated fair value of our debt was approximately $1.7 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES
DCT Industrial Trust Inc.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2016, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.
DCT Industrial Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2016 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: November 4, 2016	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: November 4, 2016	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: November 4, 2016	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: November 4, 2016	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: November 4, 2016	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: November 4, 2016	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.