Form 10-K
period 2016-12-31
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2017-02-17
CIK 1170991, 1604042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
Commission File Number 001-33201 (DCT Industrial Trust Inc.) 333-195185 (DCT Industrial Operating Partnership LP)
________________________________________________________________________________________________________________________________________________
DCT INDUSTRIAL TRUST INC.
DCT INDUSTRIAL OPERATING PARTNERSHIP LP
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________________________________________________________________

Maryland (DCT Industrial Trust Inc.)	82-0538520
Delaware (DCT Industrial Operating Partnership LP)	82-0538522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 17th Street, Suite 3700 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 597-2400
Registrant’s Telephone Number, Including Area Code
________________________________________________________________________________________________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (DCT Industrial Trust Inc.)	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
________________________________________________________________________________________________________________________________________________
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
DCT Industrial Trust Inc.    Yes  ☐    No   ☒                            DCT Industrial Operating Partnership LP      Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the 89.8 million shares of voting and non-voting common stock held by non-affiliates of DCT Industrial Trust Inc. was $4.3 billion based on the closing sale price of $48.04 as reported on the New York Stock Exchange on June 30, 2016. (For this computation, DCT Industrial Trust Inc. has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of DCT Industrial Trust Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of DCT Industrial Trust Inc.) As of February 10, 2017 there were 91,897,137 shares of common stock outstanding. There is no public trading market for the common units of DCT Industrial Operating Partnership LP.  As a result, the aggregate market value of the common units held by non-affiliates of DCT Industrial Operating Partnership LP cannot be determined.
___________________________________________________________________________________________________________________
Documents Incorporated by Reference
Portions of DCT Industrial Trust Inc.’s definitive proxy statement to be issued in conjunction with DCT Industrial Trust Inc.’s annual meeting of stockholders to be held May 3, 2017 are incorporated by reference into Part III of this annual report.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2016 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of December 31, 2016, DCT owned approximately 96.3% of the outstanding equity interests in the Operating Partnership.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 3.7% of the Operating Partnership were owned by executives and non-affiliated limited partners as of December 31, 2016.
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
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2016, DCT owned approximately 96.3% of the outstanding equity interests in the Operating Partnership.
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
Business Overview
Our portfolio primarily consists of high-quality, bulk-distribution and light-industrial warehouses. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated markets and quality design standards that allow our customers’ efficient and flexible use of the buildings. In the future, we intend to continue focusing on properties that exhibit these characteristics in select U.S. markets where we believe we can achieve favorable returns and leverage our local expertise. We seek to maximize growth in earnings and shareholder value within the context of overall economic conditions, primarily through increasing occupancy, rents and operating income at existing properties and acquiring and developing high-quality properties with attractive operating income and value growth prospects. In addition, we will recycle our capital by disposing of non-strategic, lower growth assets and reinvesting the proceeds into newly acquired or developed assets where we believe the returns will be more favorable over time.
As of December 31, 2016, the Company owned interests in approximately 74.0 million square feet of properties leased to approximately 900 customers, including:

•	64.7 million square feet comprising 401 consolidated operating properties that were 97.2% occupied;

•
7.8 million square feet comprising 23 unconsolidated properties that were 97.8% occupied and which we operated on behalf of two institutional capital management partners and an unconsolidated joint venture;

•	0.3 million square feet comprising three consolidated properties under redevelopment; and

•	1.2 million square feet comprising four consolidated properties which are shell-complete and in lease-up.
In addition, the Company has 10 projects under construction and several projects in pre-development. See “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties" for further details.

As of December 31, 2016, our total consolidated portfolio consisted of 408 properties with an average size of 162,000 square feet and an average age of 22 years.
During the year ended December 31, 2016, we acquired eight buildings. These properties were acquired for a total purchase price of approximately $84.3 million. During the year ended December 31, 2016, we sold 15 consolidated operating properties to third-parties for gross proceeds of approximately $128.7 million. We recognized gains of approximately $49.9 million on the disposition of these properties.
We have a broadly diversified customer base. As of December 31, 2016, our consolidated properties had leases with approximately 900 customers with no single customer accounting for more than 3.5% of the total annualized base rent of our properties. Our 10 largest customers occupy approximately 17.2% of our consolidated properties based on square footage and account for approximately 17.5% of our annualized base rent of these properties. We believe that our broad national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our customers. Furthermore, we are actively engaged in meeting our customers’ expansion and relocation requirements.
Our principal executive office is located at 555 17th Street, Suite 3700, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Chicago, Illinois and Newport Beach, California and market offices in Baltimore, Maryland; Cincinnati, Ohio; Dallas, Texas; Houston, Texas; Paramus, New Jersey; Emeryville, California; Orlando, Florida; Philadelphia, Pennsylvania; and Seattle, Washington. Our website address is www.dctindustrial.com.
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

•
Selectively Pursuing New Development. To create value and enhance the quality of our portfolio, we expect to continue developing new assets in select markets where strong tenant demand, rents and vacancy levels demonstrate the need for new construction at returns that make sense for the Company. During 2016, we acquired seven land parcels for future development totaling approximately 130.5 acres and we commenced construction on 13 development and redevelopment buildings comprising 3.7 million square feet with a projected investment of $253.2 million. In 2016, we also stabilized 19 development and redevelopment buildings totaling 5.8 million square feet. As of December 31, 2016, there were four shell-complete buildings under development totaling 1.2 million square feet and 10 projects under construction totaling approximately 2.6 million square feet. All of the buildings under construction are projected to be completed during 2017.

•
Profitably Acquiring Properties. We seek to acquire properties that meet our asset, location and financial criteria at prices and potential returns which we believe are attractive. We have selected certain markets and sub-markets where we focus our efforts on identifying buildings to acquire.

•
Recycling Capital. We intend to selectively dispose of non-strategic assets and redeploy the proceeds into higher growth acquisition and development opportunities. In 2016, we sold 15 consolidated non-strategic operating properties for gross proceeds of approximately $128.7 million. The proceeds have been designated for deployment into higher growth assets.

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

Our Competitive Strengths
We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties through the following competitive strengths:

•
High-Quality Industrial Property Portfolio. Our portfolio of industrial properties primarily consists of high-quality bulk-distribution facilities in high demand leasing markets. Our properties are specifically designed to meet the warehousing needs of local, regional and national companies. The majority of our properties are readily divisible to take advantage of re-tenanting opportunities. We believe that our concentration of high-quality bulk-distribution properties provides us with a competitive advantage in attracting and retaining distribution users across the markets in which we operate.

•
Experienced and Committed Management Team. Our executive management team collectively has an average of nearly 29 years of commercial real estate experience and 18 years of industrial real estate experience. Additionally, our executive management team has extensive public company operating experience.

•
Strong Operating Platform. We have a team of approximately 90 experienced transaction and property management professionals working in 13 offices to maximize market opportunities through local expertise, presence and relationships. We believe successfully meeting the needs of our customers and anticipating and responding to market opportunities will result in achieving superior returns from our properties as well as through the sourcing of new acquisitions and development opportunities.

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

•
Proven Acquisition and Disposition Capabilities. The Company has extensive experience in acquiring industrial real estate, including both smaller transactions as well as larger portfolio acquisitions. Our local market teams are an important advantage in sourcing potential marketed as well as off-market transactions. The average size of our acquisitions since 2012 is $15.1 million, demonstrating our ability to access a significant pipeline of smaller acquisitions. Further, consistent with our capital recycling strategy, we have disposed of a cumulative $2.1 billion of real estate investments since the inception of the Company.

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

•
Capital Structure. Our capital structure provides us with sufficient financial flexibility and capacity to fund future growth. As of December 31, 2016, we had $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2016, 355 of our consolidated properties with a gross book value of $3.8 billion were unencumbered. During the year ended December 31, 2016, we also issued approximately 2.5 million shares of common stock through the continuous equity offering program, at a weighted average price of $43.98 per share for proceeds of approximately $107.0 million, net of offering expenses.

Operating Segments
Our operating results used to assess performance are aggregated into three reportable segments, East, Central and West, which are based on the geographical locations organized into markets where our management and operating teams conduct and monitor business. We consider rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. See additional information in “Item 2. Properties” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements, Note 14 – Segment Information.”

Competition
The market for the leasing of industrial real estate is highly competitive. We experience competition for customers from other existing assets in proximity to our buildings as well as from new development. Institutional investors, other REITs and local real estate operators generally own such properties; however, no single competitor or small group of competitors is dominant in our current markets. However, as a result of competition, we may have to provide concessions, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.
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
As of December 31, 2016, we had 146 full-time employees.

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
We acquire and intend to continue to acquire primarily high-quality generic bulk-distribution warehouses and light-industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to integrate our new acquisitions into our existing operations quickly and efficiently and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. Similarly, we seek to acquire new properties in off-market transactions, because such properties are typically more attractively priced, but we may be unable to obtain off-market deal flow in the future. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured credit facility, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and sales which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.
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
Economic conditions have required or could require us to recognize real estate impairment charges on some of our assets and equity investments. We conduct a comprehensive review of all our real estate assets in accordance with our policy of accounting for impairments (see further discussion of our accounting policies in “Notes to the Consolidated Financial Statements, Note 2 –Summary of Significant Accounting Policies” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Polices and Estimates”). The principal factor which has led to impairment charges in the recent past was the severe economic deterioration in many markets resulting in a decrease in leasing demand, rental rates, rising vacancies and an increase in capitalization rates.
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
As of December 31, 2016, we owned 96.3% of the units of limited partnership interest in our operating partnership, or OP Units, certain unaffiliated limited partners owned 2.9% of the OP Units and certain of our officers, owned the remaining 0.8% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.
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

•	our ability to provide adequate maintenance and insurance;

•	customer turnover;

•	general overbuilding or excess supply in the market areas;

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism;

•	shifts in space utilization by tenants due to changes in technology; and

•	changes in tax policies affecting real estate.
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
Lease payment or performance defaults by customers could adversely affect our financial condition and cause us to reduce the amount of distributions to stockholders. A default by a customer on its lease payments could force us to find an alternative source of cash flow to pay operating expenses and any mortgage loan on the property. In the event of a customer default, we may experience delays in enforcing our rights as landlord and may incur substantial costs, including litigation and related expenses, in protecting our investment and re-leasing our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.
Our ability to renew leases or re-lease space on favorable terms as leases expire significantly affects our business.
Our results of operations, distributable cash flows and the value of our common stock would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our properties.
We may be unable to sell or re-lease a property if or when we decide to do so, including as a result of uncertain market conditions or vacancy, which could adversely affect the return on an investment in our common stock.
We expect to hold the various properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers, the availability of attractive financing for potential buyers of our properties and the rate of occupancy of the property. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.
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
A property may incur a vacancy either by the continued default of a customer under its lease or the expiration of one of our leases. We have significant lease expirations in 2017 and subsequent years, as outlined in “Item 2, Properties – Lease Expirations.” In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. We may have difficulty obtaining a new customer for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because of vacancy.
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
Delays we encounter in the selection, acquisition, development and leasing of properties could adversely affect our returns. Where land is acquired for purposes of developing a new property prior to the start of construction, it will typically take 12 to 18 months to complete construction and lease up the newly completed building.
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
A number of our consolidated properties are located in areas that are known to be subject to earthquake activity. Properties located in active seismic areas include properties in Northern California, Southern California, Memphis and Seattle. We carry reasonable and customary earthquake insurance on all of our properties located in areas historically subject to seismic activity with coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.
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
We have acquired and may in the future acquire properties without any recourse, or with only limited recourse, with respect to unknown or contingent liabilities, including, without limitation, environmental liabilities. As a result, if a claim was asserted against us based upon current or previous ownership of any of these properties or related entities, we might have to pay substantial sums to defend or settle it which could adversely affect our cash flows.
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
The terms of our bank unsecured credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2016, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.
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

•	change our investment strategy and enter into new lines of business that are different from, and possibly riskier than, the investments and businesses described elsewhere in this document;

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to third-party customers; and

•	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.
Some of these actions by our board of directors could delay, defer or prevent a change of control of our Company.

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
In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our common stock. In addition, according to publicly released statements, a legislative priority of the current administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business and on the price of our common stock.
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
From time to time we may dispose of properties in transactions that are intended to qualify as an exchange pursuant to Section 1031 of the Code (a "Section 1031 Exchange"). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Geographic Distribution
The following table presents the geographic diversification of our consolidated properties as of December 31, 2016:

Markets	Number of Buildings	Square Feet	Percentage of Total Square Feet	Occupancy Percentage (1)	Annualized Base Rent (2)(3)	Percentage of Total Annualized Base Rent
CONSOLIDATED OPERATING:		(in thousands)			(in thousands)
Atlanta	35	7,347	11.1%	92.6%	$22,221	7.6%
Baltimore/Washington D.C.	19	2,308	3.5%	97.9%	15,601	5.3%
Charlotte	1	472	0.7%	100.0%	1,698	0.6%
Memphis	2	1,385	2.1%	100.0%	3,837	1.3%
Miami(4)	12	1,491	2.3%	99.0%	11,661	3.9%
Nashville	4	2,064	3.1%	100.0%	6,815	2.3%
New Jersey	8	1,313	2.0%	100.0%	7,988	2.7%
Orlando	21	1,962	3.0%	96.0%	8,072	2.8%
Pennsylvania	13	3,038	4.6%	100.0%	13,956	4.8%
East Segment Subtotal	115	21,380	32.4%	96.8%	91,849	31.3%
Chicago	36	8,043	12.1%	94.8%	30,352	10.4%
Cincinnati	30	3,243	4.9%	95.9%	11,643	4.0%
Dallas	40	5,668	8.6%	97.9%	20,495	7.0%
Houston	37	4,537	6.8%	97.5%	26,103	8.9%
Indianapolis	2	844	1.3%	100.0%	3,394	1.2%
Louisville	1	300	0.5%	79.2%	808	0.3%
Central Segment Subtotal	146	22,635	34.2%	96.3%	92,795	31.8%
Denver	8	1,115	1.7%	95.4%	5,546	1.9%
Northern California	30	4,402	6.6%	100.0%	27,898	9.5%
Phoenix	25	2,616	3.9%	98.2%	11,350	3.9%
Seattle	29	3,734	5.6%	97.5%	20,658	7.1%
Southern California(4)	48	8,785	13.3%	99.0%	42,013	14.4%
West Segment Subtotal	140	20,652	31.1%	98.6%	107,465	36.8%
Total/weighted average – operating properties	401	64,667	97.7%	97.2%	292,109	99.9%

DEVELOPMENT PROPERTIES:
Atlanta	1	549	0.8%	41.4%	—	0.0%
Dallas	1	347	0.5%	52.3%	—	0.0%
Orlando	1	95	0.1%	0.0%	—	0.0%
Seattle	1	251	0.4%	0.0%	—	0.0%
Total/weighted average – development properties	4	1,242	1.8%	32.9%	—	0.0%

REDEVELOPMENT PROPERTIES:
Chicago	1	101	0.2%	0.0%	—	0.0%
Seattle	1	103	0.1%	38.8%	276	0.1%
Southern California	1	115	0.2%	0.0%	—	0.0%
Total/weighted average – redevelopment properties	3	319	0.5%	12.5%	276	0.1%

Total/weighted average – consolidated properties	408	66,228	100.0%	95.6%	$292,385	100.0%
(See footnote definitions on next page)

The following table presents the geographic diversification of our investments in unconsolidated properties as of December 31, 2016:

Markets	Number of Buildings	Percent Owned (5)	Square Feet	Percentage of Total Square Feet	Occupancy Percentage (1)	Annualized Base Rent (2)	Percentage of Total Annualized Base Rent
UNCONSOLIDATED OPERATING PROPERTIES:(6)			(in thousands)			(in thousands)
Southern California Logistics Airport (SCLA)(7)	7	50.0%	2,605	33.3%	99.9%	$10,049	33.2%
Total/weighted average – unconsolidated operating properties	7	50.0%	2,605	33.3%	99.9%	10,049	33.2%

OPERATING PROPERTIES IN CO-INVESTMENT VENTURES:
Chicago	2	20.0%	1,033	13.2%	100.0%	4,629	15.3%
Cincinnati	1	20.0%	543	6.9%	100.0%	2,145	7.1%
Dallas	1	20.0%	540	6.9%	100.0%	1,809	6.0%
Denver	5	20.0%	773	9.9%	92.0%	3,892	12.8%
Louisville	3	10.0%	609	7.8%	82.8%	1,652	5.4%
Nashville	2	20.0%	1,020	13.1%	100.0%	2,896	9.5%
Orlando	2	20.0%	696	8.9%	100.0%	3,231	10.7%
Total/weighted average – co-investment operating properties	16	18.8%	5,214	66.7%	96.8%	20,254	66.8%
Total/weighted average – unconsolidated properties	23	29.2%	7,819	100.0%	97.8%	$30,303	100.0%

(1)	Based on leases commenced as of December 31, 2016.

(2)	Annualized base rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2016, multiplied by 12.

(3)
Excludes total annualized base rent associated with tenants currently in free rent periods of $12.5 million, which includes our proportionate share of free rent from unconsolidated joint ventures and excludes free rent related to development and redevelopment properties not yet placed into operation or stabilized during the three months ended December 31, 2016, based on the first month of cash base rent.

(4)	As of December 31, 2016, our ownership interest in the Miami and Southern California properties was 99.6% and 95.2%, respectively based on our equity ownership weighted by square feet.

(5)	Percent owned is based on equity ownership weighted by square feet.

(6)
Our economic interest in unconsolidated joint ventures (as distinct from our legal ownership interest) may fluctuate from time to time and may not wholly align with our legal ownership interests because of provisions in certain joint venture agreements regarding distributions of cash flow, allocations of profits and losses, payments of preferred returns and control over major decisions. Additionally, DCT Industrial does not control our unconsolidated joint ventures and the presentation of certain items, such as assets, liabilities, revenues and expenses, from these unconsolidated joint ventures does not represent our legal claim or obligation for such items.

(7)
Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

Indebtedness
As of December 31, 2016, 53 of our 408 consolidated properties, with a combined gross book value of approximately $0.6 billion, were encumbered by mortgage indebtedness totaling $200.2 million (excluding net premiums and net deferred loan costs). See “Notes to Consolidated Financial Statements, Note 6 – Outstanding Indebtedness” and the accompanying Schedule III beginning on page F-50 for additional information.

Lease Expirations
Our industrial properties are leased to customers for terms generally ranging from 3 to 10 years with a weighted average remaining term of approximately 4.3 years as of December 31, 2016. The following table presents a schedule of expiring leases for our consolidated properties by square feet and by annualized base rent as of December 31, 2016, assuming no exercise of lease renewal options, if any (dollar amounts and square feet in thousands):

Year	Square Feet Related to Expiring Leases	Percentage of Total Square Feet(1)	Annualized Base Rent of Expiring Leases(2)	Percentage of Total Annualized Base Rent
2017(3)	6,443	10.2%	$28,675	8.3%
2018	7,239	11.4%	33,938	9.9%
2019	9,720	15.4%	44,885	13.1%
2020	7,995	12.6%	44,183	12.9%
2021	10,987	17.4%	66,400	19.3%
2022	6,184	9.8%	32,817	9.6%
2023	5,259	8.3%	28,595	8.3%
2024	2,231	3.5%	13,169	3.8%
2025	1,248	2.0%	8,155	2.4%
2026	3,603	5.7%	21,814	6.3%
Thereafter	2,387	3.7%	21,025	6.1%
Total occupied	63,296	100.0%	$343,656	100.0%
Available or leased but not occupied	2,932
Total consolidated properties	66,228

(1)	Percentage is based on consolidated occupied square feet as of December 31, 2016.

(2)	Annualized base rent includes contractual rents in effect at the date of the lease expiration.

(3)	Includes month-to-month and other short-term leases.
Customer Diversification
As of December 31, 2016, there were no customers that occupied more than 3.5% of our consolidated properties based on annualized base rent. The following table presents our 10 largest customers, based on annualized base rent as of December 31, 2016, who occupy a combined 11.4 million square feet, or 17.2%, of our consolidated properties and 17.5% of annualized base rent.

Customer	Percentage of Annualized Base Rent
Amazon.com, Inc.	3.5%
Distributions Alternatives, Inc.	3.4%
FedEx Corporation	1.8%
United Parcel Service, Inc.	1.7%
Geodis	1.6%
The J. M. Smucker Company	1.4%
Schenker, Inc.	1.2%
Kellogg Company	1.0%
The Clorox Company	1.0%
Siemens	0.9%
Total	17.5%
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
We frequently monitor the financial condition of our customers. We communicate often with those customers that have been late on payments or have filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues.

Industry Diversification
The table below presents the diversification of our consolidated portfolio by the industry classification of our customers based upon their NAICS code as of December 31, 2016 (dollar amounts and square feet in thousands):

	Number of Leases	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent	Occupied Square Feet(2)	Percentage of Total Occupied Square Feet
Manufacturing	290	$100,991	34.5%	23,225	36.7%
Wholesale Trade	187	47,880	16.4%	11,380	18.0%
Transportation and Warehousing	119	55,040	18.8%	11,051	17.5%
Professional, Scientific, and Technical Services	81	29,014	9.9%	5,944	9.4%
Retail Trade	82	25,692	8.8%	5,829	9.2%
Media and Information	23	6,339	2.2%	884	1.4%
Administrative Support and Waste Management Services	31	5,513	1.9%	1,265	2.0%
Health Care and Social Assistance	8	4,363	1.5%	613	1.0%
Rental Companies	15	3,895	1.3%	537	0.8%
Other	75	13,658	4.7%	2,568	4.0%
Total	911	$292,385	100.0%	63,296	100.0%

(1)	Annualized base rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2016, multiplied by 12.

(2)	Based on leases commenced as of December 31, 2016.

ITEM 3.	LEGAL PROCEEDINGS
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
DCT
Common Stock Market Prices
Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “DCT”. The following table presents the high and low sales prices during periods presented:

Quarter Ended in 2016	High	Low
December 31,	$48.45	$42.96
September 30,	$50.57	$46.18
June 30,	$48.05	$39.07
March 31,	$40.55	$32.88

Quarter Ended in 2015	High	Low
December 31,	$38.70	$33.50
September 30,	$35.42	$31.08
June 30,	$35.36	$31.36
March 31,	$38.82	$33.49
On February 10, 2017 the closing price of our common stock was $46.29 per share, as reported on the NYSE and there were 91,897,137 shares of common stock outstanding, held by approximately 1,600 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
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

We anticipate that, for U.S. federal income tax purposes, distributions (including certain part cash, part stock distributions) generally will be taxable to our stockholders and unitholders as ordinary income, although some portion of our distributions may constitute ordinary income, capital gains or a return of capital. The tax characterization of dividends paid on our common stock and OP units for 2016, 2015 and 2014 is as follows (refer to our website for more information on the taxability of our dividends):

	2016	2015	2014
Ordinary income	80.1%	84.3%	68.9%
Return of capital	4.5%	6.9%	10.8%
Capital gains	15.4%	8.8%	20.3%
The following table presents the distributions that have been declared by our board of directors on our common stock during the fiscal years ended December 31, 2016 and 2015:

Amount Declared During Quarter Ended in 2016:	Per Share	Date Paid
December 31,	$0.31	January 5, 2017
September 30,	0.29	October 19, 2016
June 30,	0.29	July 13, 2016
March 31,	0.29	April 13, 2016
Total 2016	$1.18

Amount Declared During Quarter Ended in 2015:	Per Share	Date Paid
December 31,	$0.29	January 7, 2016
September 30,	0.28	October 14, 2015
June 30,	0.28	July 15, 2015
March 31,	0.28	April 15, 2015
Total 2015	$1.13

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

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
DCT Industrial Trust Inc.	$100.00	$132.52	$151.35	$195.92	$212.21	$279.14
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
MSCI US REIT Index	$100.00	$117.77	$120.68	$157.34	$161.30	$175.17
FTSE NAREIT Equity Industrial Index	$100.00	$118.06	$120.97	$157.43	$162.46	$176.30

Note: The graph covers the period from December 31, 2011 to December 31, 2016 and assumes that $100 was invested in DCT Industrial Trust Inc. common stock and in each index on December 31, 2011 and that all dividends were reinvested.
Operating Partnership
OP Unit Market Prices and Dividends
There is no established public market for our OP Units. On February 10, 2017 there were 3,673,681 OP Units outstanding, held by approximately 215 holders of record.

The following table presents the distributions that have been declared by our board of directors on OP Units outstanding during the fiscal years ended December 31, 2016 and 2015:

Amount Declared During Quarter Ended in 2016:	Per Unit	Date Paid
December 31,	$0.31	January 5, 2017
September 30,	0.29	October 19, 2016
June 30,	0.29	July 13, 2016
March 31,	0.29	April 13, 2016
Total 2016	$1.18

Amount Declared During Quarter Ended in 2015:	Per Unit	Date Paid
December 31,	$0.29	January 7, 2016
September 30,	0.28	October 14, 2015
June 30,	0.28	July 15, 2015
March 31,	0.28	April 15, 2015
Total 2015	$1.13
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
During the three months and year ended December 31, 2016, approximately 0.1 million and 0.7 million OP Units were redeemed for approximately $3.3 million and $5.2 million in cash and approximately 0.1 million and 0.6 million shares of DCT common stock, respectively. The OP Unit redemptions exclude LTIP Unit redemptions, see ‘‘Notes to the Consolidated Financial Statements, Note 11 – Equity Based Compensation’’ for further details.
Supplemental Tax Disclosures – Updates to REIT Rules
The Foreign Account Tax Compliance Act, or FATCA, imposes a U.S. federal withholding tax on certain types of payments made to ‘‘foreign financial institutions’’ and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied. FATCA generally imposes a U.S. federal withholding tax at a rate of 30% on dividends on, and gross proceeds from the sale or other disposition of, its stock if paid to a foreign entity unless either (i) the foreign entity is a ‘‘foreign financial institution’’ that undertakes certain due diligence, reporting, withholding, and certification obligations, or in the case of a foreign financial institution that is a resident in a jurisdiction that has entered into an intergovernmental agreement to implement FATCA, the entity complies with the diligence and reporting requirements of such agreement, (ii) the foreign entity is not a ‘‘foreign financial institution’’ and identifies certain of its U.S. investors, or (iii) the foreign entity otherwise is excepted under FATCA. If we determine withholding is appropriate in respect of our common stock, we may withhold tax at the applicable statutory rate, and we will not pay any additional amounts in respect of such withholding. However, under delayed effective dates provided for in the Treasury Regulations and other IRS guidance, such required withholding will not begin until January 1, 2019 with respect to gross proceeds from a sale or other disposition of our common stock.
If withholding is required under FATCA on a payment related to our common stock, holders of our common stock that otherwise would not be subject to withholding (or that otherwise would be entitled to a reduced rate of withholding) generally will be required to seek a refund or credit from the IRS to obtain the benefit of such exemption or reduction (provided that such benefit is available). Prospective investors should consult their own tax advisors regarding the effect of FATCA on an investment in our common stock, as well as the status of any related federal regulations and any other legislative proposals that may pertain to the ownership and disposition of our common stock.

New Partnership Audit Rules. Under the Code, a partnership that is not treated as a corporation under the publicly traded partnership rules generally is not subject to U.S. federal income tax; instead, each partner is allocated its distributive share of the partnership’s items of income, gain, loss, deduction and credit and is required to take such items into account in determining the partner’s income. However, a law change enacted under the Bipartisan Budget Act of 2015, effective for taxable years beginning after December 31, 2017, requires the partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. Many uncertainties remain as to the application of these rules, including the application of the alternative method to partners that are REITs, and the impact they will have on us. However, it is possible, that partnerships in which we invest, including our operating partnership, may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of these law changes.
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

•
For purposes of the REIT asset tests for taxable years beginning after December 31, 2015, the PATH Act provides that debt instruments issued by publicly offered REITs will constitute “real estate assets.”  However, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of the 75% gross income test and (ii) all such debt instruments may represent no more than 25% of the value of our total assets.

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

•
For assets we acquired from a C corporation in a carry-over basis transaction, the Path Act, in conjunction with recently promulgated Treasury Regulations, reduces the recognition period during which we could be subject to corporate tax on any built-in gains recognized on the sale of such assets from 10 years to 5 years.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial and other information of DCT and the Operating Partnership as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. The financial data in the table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”
 DCT

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Rental revenues	$391,360	$353,091	$334,787	$286,218	$236,839
Total revenues	$392,776	$354,697	$336,526	$289,005	$240,898
Rental expenses and real estate taxes	$96,817	$92,214	$94,310	$80,025	$66,390
Property net operating income(1)	$294,543	$260,877	$240,477	$206,193	$170,449
Total operating expenses	$284,678	$284,672	$277,688	$237,741	$200,972
Income (loss) from continuing operations	$98,036	$102,965	$46,531	$(9,251)	$(28,540)
Income from discontinued operations	$—	$—	$5,717	$26,723	$11,800
Gain on dispositions of real estate interests	$49,895	$77,871	$39,671	$—	$—
Net income (loss) attributable to common stockholders	$93,060	$94,048	$49,164	$15,870	$(15,086)

Net Earnings per Common Share – Basic:
Income (loss) from continuing operations	$1.03	$1.06	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.00	0.00	0.06	0.33	0.17
Net income (loss) attributable to common stockholders	$1.03	$1.06	$0.58	$0.20	$(0.24)

Net Earnings per Common Share – Diluted:
Income (loss) from continuing operations	$1.03	$1.05	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.00	0.00	0.06	0.33	0.17
Net income (loss) attributable to common stockholders	$1.03	$1.05	$0.58	$0.20	$(0.24)

Weighted Average Common Shares Outstanding:
Basic	89,867	88,182	83,280	74,692	63,708
Diluted	89,982	88,514	83,572	74,692	63,708

Amounts Attributable to Common Stockholders:
Income (loss) from continuing operations(2)	$93,060	$94,048	$43,730	$(9,250)	$(25,896)
Income from discontinued operations	—	—	5,434	25,120	10,810
Net income (loss) attributable to common stockholders	93,060	94,048	49,164	15,870	(15,086)
Distributed and undistributed earnings allocated to participating securities	(669)	(678)	(677)	(692)	(524)
Adjusted net income (loss) attributable to common stockholders	$92,391	$93,370	$48,487	$15,178	$(15,610)

Common Share Distributions:
Common share cash distributions, declared	$106,656	$99,686	$94,227	$85,079	$73,200
Common share cash distributions, declared per share	$1.18	$1.13	$1.12	$1.12	$1.12

Other Data:
Consolidated operating buildings square feet	64,667	62,215	61,976	61,896	58,132
Consolidated operating buildings	401	394	393	395	399
Consolidated buildings square feet	66,228	63,550	64,201	63,172	61,410
Consolidated buildings	408	402	406	400	409

(See footnote definitions on page 36)

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Net investment in real estate	$3,685,306	$3,480,236	$3,351,263	$3,141,877	$2,910,613
Total assets	$3,808,142	$3,632,355	$3,445,721	$3,258,967	$3,053,192
Senior unsecured notes	$1,351,969	$1,276,097	$1,117,253	$1,115,925	$1,021,487
Mortgage notes	$201,959	$210,375	$248,979	$290,446	$316,820
Total liabilities	$1,843,355	$1,763,198	$1,580,305	$1,591,775	$1,579,633
Cash Flow Data(3):
Net cash provided by operating activities	$221,302	$199,251	$169,957	$149,921	$115,307
Net cash used in investing activities	$(312,902)	$(189,780)	$(268,468)	$(292,216)	$(296,328)
Net cash provided by financing activities	$59,796	$16,758	$77,038	$164,348	$192,694
Funds From Operations:
Net income (loss) attributable to common stockholders	$93,060	$94,048	$49,164	$15,870	$(15,086)
Adjustments:
Real estate related depreciation and amortization	161,334	156,010	148,992	137,120	126,687
Equity in earnings of unconsolidated joint ventures, net	(4,118)	(7,273)	(6,462)	(2,405)	(1,087)
Equity in FFO of unconsolidated joint ventures(4)	10,267	9,902	10,804	10,152	10,312
Impairment losses on depreciable real estate	—	2,285	5,767	13,279	11,422
Gain on business combination	—	—	(1,000)	—	—
Gain on dispositions of real estate interests	(49,895)	(77,871)	(45,199)	(33,650)	(13,383)
Gain on dispositions of non-depreciable real estate	43	—	98	31	—
Noncontrolling interest in the above adjustments	(5,576)	(4,487)	(6,300)	(8,211)	(12,522)
FFO attributable to unitholders	8,930	8,274	8,106	8,437	9,743
FFO attributable to common stockholders and unitholders – basic and diluted(5)	214,045	180,888	163,970	140,623	116,086
Adjustments:
Acquisition costs	1,084	1,943	3,011	3,578	1,975
Severance costs	—	3,558	—	—	—
Hedge ineffectiveness (non-cash)	(414)	—	—	—	—
FFO, as adjusted, attributable to common stockholders and unitholders– basic and diluted	$214,715	$186,389	$166,981	$144,201	$118,061
FFO per common share and unit – basic	$2.27	$1.95	$1.86	$1.76	$1.66
FFO per common share and unit – diluted	$2.27	$1.94	$1.85	$1.75	$1.65

FFO, as adjusted, per common share and unit – basic	$2.28	$2.00	$1.89	$1.80	$1.69
FFO, as adjusted, per common share and unit – diluted	$2.27	$2.00	$1.89	$1.80	$1.68

FFO weighted average common shares and units outstanding:
Common shares	89,867	88,182	83,280	74,692	63,708
Participating securities	563	560	605	616	474
Units	3,912	4,227	4,331	4,770	5,840
FFO weighted average common shares, participating securities and units outstanding– basic	94,342	92,969	88,216	80,078	70,022
Dilutive common stock equivalents	115	332	292	223	156
FFO weighted average common shares and units outstanding – diluted	94,457	93,301	88,508	80,301	70,178

(See footnote definitions on page 36)

DCT Operating Partnership

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Rental revenues	$391,360	$353,091	$334,787	$286,218	$236,839
Total revenues	$392,776	$354,697	$336,526	$289,005	$240,898
Rental expenses and real estate taxes	$96,817	$92,214	$94,310	$80,025	$66,390
Property net operating income(1)	$294,543	$260,877	$240,477	$206,193	$170,449
Total operating expenses	$284,678	$284,672	$277,688	$237,741	$200,972
Income (loss) from continuing operations	$98,036	$102,965	$46,531	$(9,251)	$(28,540)
Income from discontinued operations	$—	$—	$5,717	$26,723	$11,800
Gain on dispositions of real estate interests	$49,895	$77,871	$39,671	$—	$—
Net income (loss) attributable to OP Unitholders	$97,112	$98,556	$51,722	$16,883	$(16,468)

Net Earnings per OP Unit – Basic:
Income (loss) from continuing operations	$1.03	$1.06	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.00	0.00	0.06	0.33	0.17
Net income (loss) attributable to OP Unitholders	$1.03	$1.06	$0.58	$0.20	$(0.24)

Net Earnings per OP Unit – Diluted:
Income (loss) from continuing operations	$1.03	$1.06	$0.52	$(0.13)	$(0.41)
Income from discontinued operations	0.00	0.00	0.06	0.33	0.17
Net income (loss) attributable to OP Unitholders	$1.03	$1.06	$0.58	$0.20	$(0.24)

Weighted Average OP Units Outstanding:
Basic	93,779	92,409	87,611	79,462	69,547
Diluted	93,894	92,741	87,903	79,462	69,547

Amounts Attributable to OP Unitholders:
Income (loss) from continuing operations(2)	$97,112	$98,556	$46,005	$(9,840)	$(28,268)
Income from discontinued operations	—	—	5,717	26,723	11,800
Net income (loss) attributable to OP Unitholders	97,112	98,556	51,722	16,883	(16,468)
Distributed and undistributed earnings allocated to participating securities	(669)	(678)	(677)	(692)	(524)
Adjusted net income (loss) attributable to OP Unitholders	$96,443	$97,878	$51,045	$16,191	$(16,992)

OP Units Distributions:
OP Unit cash distributions, declared	$111,692	$104,432	$98,954	$90,352	$79,459
OP Unit cash distributions, declared per unit	$1.18	$1.13	$1.12	$1.12	$1.12

Other Data:
Consolidated operating buildings square feet	64,667	62,215	61,976	61,896	58,132
Consolidated operating buildings	401	394	393	395	399
Consolidated buildings square feet	66,228	63,550	64,201	63,172	61,410
Consolidated buildings	408	402	406	400	409

(See footnote definitions on page 36)

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Net investment in real estate	$3,685,306	$3,480,236	$3,351,263	$3,141,877	$2,910,613
Total assets	$3,808,142	$3,632,355	$3,445,721	$3,258,967	$3,053,192
Senior unsecured notes	$1,351,969	$1,276,097	$1,117,253	$1,115,925	$1,021,487
Mortgage notes	$201,959	$210,375	$248,979	$290,446	$316,820
Total liabilities	$1,843,355	$1,763,198	$1,580,305	$1,591,775	$1,579,633
Cash Flow Data(3):
Net cash provided by operating activities	$221,302	$199,251	$169,957	$149,921	$115,307
Net cash used in investing activities	$(312,902)	$(189,780)	$(268,468)	$(292,216)	$(296,328)
Net cash provided by financing activities	$59,796	$16,758	$77,038	$164,348	$192,694
Funds From Operations:
Net income (loss) attributable to OP Unitholders	$97,112	$98,556	$51,722	$16,883	$(16,468)
Adjustments:
Real estate related depreciation and amortization	161,334	156,010	148,992	137,120	126,687
Equity in earnings of unconsolidated joint ventures, net	(4,118)	(7,273)	(6,462)	(2,405)	(1,087)
Equity in FFO of unconsolidated joint ventures(4)	10,267	9,902	10,804	10,152	10,312
Impairment losses on depreciable real estate	—	2,285	5,767	13,279	11,422
Gain on business combination	—	—	(1,000)	—	—
Gain on dispositions of real estate interests	(49,895)	(77,871)	(45,199)	(33,650)	(13,383)
Gain on dispositions of non-depreciable real estate	43	—	98	31	—
Noncontrolling interest in the operating partnership's share of the above adjustments	(698)	(721)	(752)	(787)	(1,397)
FFO attributable to OP Unitholders – basic and diluted(5)	214,045	180,888	163,970	140,623	116,086
Adjustments:
Acquisition costs	1,084	1,943	3,011	3,578	1,975
Severance costs	—	3,558	—	—	—
Hedge ineffectiveness (non-cash)	(414)	—	—	—	—
FFO, as adjusted, attributable to OP Unitholders – basic and diluted	$214,715	$186,389	$166,981	$144,201	$118,061
FFO per OP unit – basic	$2.27	$1.95	$1.86	$1.76	$1.66
FFO per OP unit – diluted	$2.27	$1.94	$1.85	$1.75	$1.65

FFO, as adjusted, per OP Unit – basic	$2.28	$2.00	$1.89	$1.80	$1.69
FFO, as adjusted, per OP Unit – diluted	$2.27	$2.00	$1.89	$1.80	$1.68

FFO weighted average OP Units outstanding:
OP Units	93,779	92,409	87,611	79,462	69,548
Participating securities	563	560	605	616	474
FFO weighted average OP Units and participating securities – basic	94,342	92,969	88,216	80,078	70,022
Dilutive unit equivalents	115	332	292	223	156
FFO weighted average OP Units outstanding – diluted	94,457	93,301	88,508	80,301	70,178

(See footnote definitions on page 36)

The following table is a reconciliation of our property net operating income, or NOI, to our reported “Income (loss) from continuing operations” (in thousands):

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Property NOI(1)	$294,543	$260,877	$240,477	$206,193	$170,449
Institutional capital management and other fees	1,416	1,606	1,739	2,787	4,059
Casualty and involuntary conversion gain	2,753	414	328	296	1,174
Gain on dispositions of real estate interests	49,895	77,871	39,671	—	—
Gain on business combination	—	—	1,000	—	—
Development profit, net of taxes	—	2,627	2,016	268	307
Impairment losses	—	(2,285)	(5,635)	—	—
Real estate related depreciation and amortization	(161,334)	(156,010)	(148,992)	(130,002)	(109,993)
General and administrative	(29,280)	(34,577)	(29,079)	(28,010)	(25,763)
Equity in earnings of unconsolidated joint ventures, net	4,118	7,273	6,462	2,405	1,087
Interest expense	(64,035)	(54,055)	(63,236)	(63,394)	(69,274)
Interest and other income (expense)	551	(40)	1,563	274	85
Income tax benefit (expense) and other taxes	(591)	(736)	217	(68)	(671)
Income (loss) from continuing operations	$98,036	$102,965	$46,531	$(9,251)	$(28,540)

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

(2)
Includes gain on dispositions of non-depreciable assets and gains on dispositions not meeting the definition of a discontinued operation. Such definition changed in 2014, see “Notes to the Consolidated Financial Statements, “Note 2 – Summary of Significant Accounting policies" for further discussion.

(3)
Information for all periods presented has been retroactively restated to reflect the Company's 2016 early adoption of ASU 2016–18 related to the presentation of restricted cash and cash equivalents. See “Notes to the Consolidated Financial Statements, “Note 2 – Summary of Significant Accounting policies" for further discussion.

(4)	Equity in FFO of unconsolidated joint ventures is determined as our share of FFO from each unconsolidated joint venture.

(5)
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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2016, DCT owned approximately 96.3% of the outstanding equity interests in the Operating Partnership.
Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 36, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into development and redevelopment opportunities which meet our asset, location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.
Outlook
We seek to maximize long-term earnings growth per share and shareholder value primarily through increasing cash flow at existing properties and developing and acquiring high-quality properties with attractive operating income and value growth prospects. Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce and U.S. based manufacturing. We expect moderate economic growth to continue in 2017, which we expect to result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.
In response to positive net absorption and lower market vacancy levels, rental rates are increasing in most of our markets. Rental concessions, such as free rent, remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2017 to be higher than the rates on expiring leases.
New development, including speculative development, is present in most markets in response to strong tenant demand for high-quality space. However, construction remains rational in relation to net absorption in most markets and below historical peak levels. We expect that the operating environment will continue to be favorable for lessors given our favorable outlook for market occupancy levels and rental rate growth.
We expect same store net operating income to be higher in 2017 than it was in 2016, primarily as a result of the impact of increasing rental rates on leases signed in 2016 and 2017 compared to expiring leases.
In terms of capital investment, we will continue to pursue selective development of new buildings and the opportunistic acquisition of buildings in markets where we perceive demand and market rental rates will provide attractive financial returns.

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
Summary of Significant Transactions and Activities for the Year Ended December 31, 2016

•	Acquisitions

•
During the year ended December 31, 2016, we acquired eight buildings comprising 1.0 million square feet in the Chicago, Cincinnati, Dallas, Denver, Northern California and Southern California markets for a total purchase price of approximately $84.3 million. Weighted average occupancy upon the acquisition of the properties was 87.8%.

•
Additionally, during the year ended December 31, 2016, we acquired 130.5 acres of land in the Baltimore/Washington D.C., Chicago, Dallas, Denver, Miami and Seattle markets for approximately $43.8 million that is under construction or held for future development.

•	Development Activities

•
During the year ended December 31, 2016, we stabilized 19 development and redevelopment buildings totaling 5.8 million square feet in our Atlanta, Baltimore/Washington D.C., Chicago, Dallas, Houston, Northern California, Orlando, Seattle and Southern California markets, including one building in our unconsolidated SCLA joint venture. In 2016, we commenced construction on 13 development and redevelopment buildings, including one building in our unconsolidated SCLA joint venture, comprising 3.7 million square feet with a projected investment of $253.2 million. As of December 31, 2016, we completed shell construction on four buildings totaling 1.2 million square feet in the Atlanta, Dallas, Orlando and Seattle markets which were 32.9% leased and occupied.

The table below presents a summary of development activities as of December 31, 2016 (square feet and dollar amounts in thousands):

Project	Market	Acres	Number of Buildings	Square Feet	Percentage Owned(1)		Cumulative Costs at 12/31/2016	Projected Investment	Completion Date(2)	Percentage Leased(3)
Consolidated Development Activities:

Development Projects in Lease Up
DCT North Satellite Distribution Center	Atlanta	47	1	549	100%		$24,074	$29,894	Q4-2016	41%
DCT Waters Ridge	Dallas	18	1	347	100%		18,501	20,509	Q4-2016	52%
DCT Airport Distribution Center Building D	Orlando	6	1	95	100%		5,779	7,092	Q3-2016	0%
DCT White River Corporate Center North	Seattle	13	1	251	100%		17,923	21,036	Q4-2016	0%
	Sub Total	84	4	1,242	100%		$66,277	$78,531		33%

Under Construction
DCT Central Avenue	Chicago	54	1	190	100%		$33,065	$62,523	Q3-2017	100%
DCT Stockyards Industrial Center	Chicago	10	1	167	100%		11,158	15,509	Q1-2017	0%
DCT Greenwood	Chicago	8	1	140	100%		1,989	11,313	Q4-2017	0%
DCT Miller Road	Dallas	17	1	270	100%		3,357	15,247	Q3-2017	0%
DCT DFW Trade Center	Dallas	10	1	112	100%		2,171	9,606	Q3-2017	0%
DCT Commerce Center Building C	Miami	8	1	136	100%		11,937	14,731	Q1-2017	86%
DCT Commerce Center Building E	Miami	10	1	162	100%		6,760	18,931	Q4-2017	83%
Seneca Commerce Center Building I	Miami	13	1	222	90%		3,877	21,811	Q3-2017	0%
DCT Arbor Avenue	No. California	40	1	796	100%		20,790	52,957	Q3-2017	0%
SCLA Building 18(4)	So. California	16	1	370	50%	(5)	1,612	17,555	Q3-2017	42%
	Sub Total	186	10	2,565	92%		$96,716	$240,183		23%

	Total	270	14	3,807	95%		$162,993	$318,714		26%

(1)	Percentage owned is based on equity ownership weighted by square feet.

(2)	The completion date represents the date of building shell-completion or estimated date of shell-completion.

(3)	Percentage leased is computed as of the date the financial statements were available to be issued.

(4)
During December 2016, DCT commenced construction on SCLA Building 18, a 370,000 square foot building in our SCLA unconsolidated joint venture. The cumulative costs of $1.6 million represent the unconsolidated joint venture's cumulative costs and are not included in our “Properties under development” in our “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties" as of December 31, 2016.

(5)
Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

•	Dispositions

•
During the year ended December 31, 2016, we sold 15 consolidated operating properties, totaling 2.9 million square feet, located in our Chicago, Dallas, Houston, Indianapolis, Louisville and Northern California markets, to third-parties for gross proceeds of approximately $128.7 million. We recognized gains of approximately $49.9 million on the disposition of these properties.

•	Debt Activity

•
As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.

•
During August 2016, we issued $250.0 million of fixed rate senior unsecured notes in a private placement offering. The notes have an average term of 10 years, a weighted average interest rate of 3.90% and require semi-annual interest payments. We primarily used the proceeds to paydown our senior unsecured revolving credit facility, payoff a $49.0 million senior unsecured note at maturity and for the early payoff of a $75.0 million portion of our $100.0 million senior unsecured term loan maturing in April 2017.

•Equity Activity

•
On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013. During the year ended December 31, 2016, we issued approximately 2.5 million shares of common stock through the continuous equity offering program, at a weighted average price of $43.98 per share for proceeds of approximately $107.0 million, net of offering expenses. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments and repaying debt. As of December 31, 2016, approximately 2.5 million shares of common stock remain available to be issued under the current offering.

Other Events
In May 2015, we determined that we had been the victim of a criminal fraud involving the impersonation of our Chief Executive Officer resulting in our transfer of $6.1 million to third-party overseas accounts. As a result of efforts working with our bank and federal law enforcement authorities, we have recovered approximately $3.0 million of the amount transferred.  In addition, we have incurred $0.3 million of other costs related to the investigation of this incident. We filed a claim with our insurance carriers related to this incident and received $0.8 million in insurance proceeds through December 31, 2015. Accordingly, during the year ended December 31, 2015, we recorded an expense of $2.6 million in “General and administrative” expense related to this incident and the associated internal investigation. We do not expect any additional recoveries in the future.

Critical Accounting Policies and Estimates
General
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements which have been prepared in accordance with GAAP. Estimates, judgments and assumptions are based on historical experiences that we believe to be reasonable under the circumstances.  From time to time we re-evaluate those estimates and assumptions.
The Company’s significant accounting policies are described in “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies”. These policies were followed in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2016 and are consistent with the year ended December 31, 2015.
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
For all development projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company capitalizes interest, real estate taxes, insurance, payroll and costs associated with individuals directly responsible for and who spend their time on development activities. Capitalization is ceased upon substantial completion of the project. These costs are recorded on the Consolidated Balance Sheets in construction in progress for each specific property.

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
Impairment of Investments in and Advances to Unconsolidated Joint Ventures
The Company evaluates investments in and advances to unconsolidated joint ventures for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. The judgments regarding other-than-temporary declines in value are based on operating performance, market conditions and the Company’s ability and intent to hold as well as its ability to influence significant decisions of the venture.
Derivative Instruments and Hedging Activities
Derivative instruments and hedging activities require management to make judgments regarding fair value, the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in the fair value of the derivative instruments are reported in our Consolidated Statement of Operations as a component of net income or as a component of other comprehensive income and as a component of accumulated other comprehensive income within equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.
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

Results of Operations
Summary of the year ended December 31, 2016 compared to the year ended December 31, 2015
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. Our actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As of December 31, 2016, the Company owned interests in or had under development approximately 74.0 million square feet of properties leased to approximately 900 customers, including 5.2 million square feet managed on behalf of two institutional capital management joint venture partners and 2.6 million square feet in an unconsolidated joint venture. As of December 31, 2016, we consolidated 401 operating properties, four development properties and three redevelopment properties totaling 66.2 million square feet. As of December 31, 2015, we consolidated 390 operating properties, three development properties, five redevelopment properties and four consolidated operating properties classified as held for sale totaling 63.4 million square feet.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. We consider same store properties to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating properties period over period. Developed properties are included in same store properties once they are stabilized in both reporting periods. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties that are not stabilized or ready for their intended use. For the year ended December 31, 2016, we had 344 properties classified as same store comprising 52.5 million square feet and 64 classified as non-same store consisting of properties that did not meet our same store definition, which includes 57 operating properties and seven development and redevelopment properties that were not stabilized. A discussion of these changes follows in the table below (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change	Percent Change
Rental Revenues
Same store	$319,026	$304,694	$14,332	4.7%
Non-same store operating properties	71,767	46,100	25,667	55.7%
Development and redevelopment	567	2,297	(1,730)	-75.3%
Total rental revenues	391,360	353,091	38,269	10.8%
Rental Expenses and Real Estate Taxes
Same store	81,034	78,367	2,667	3.4%
Non-same store operating properties	15,512	12,981	2,531	19.5%
Development and redevelopment	271	866	(595)	-68.7%
Total rental expenses and real estate taxes	96,817	92,214	4,603	5.0%
Property Net Operating Income(1)
Same store	237,992	226,327	11,665	5.2%
Non-same store operating properties	56,255	33,119	23,136	69.9%
Development and redevelopment	296	1,431	(1,135)	-79.3%
Total property net operating income	294,543	260,877	33,666	12.9%
Other Revenue and Other Income
Institutional capital management and other fees	1,416	1,606	(190)	-11.8%
Casualty gain	2,753	414	2,339	565.0%
Development profit, net of taxes	—	2,627	(2,627)	-100.0%
Equity in earnings of unconsolidated joint ventures, net	4,118	7,273	(3,155)	-43.4%
Gain on dispositions of real estate interests	49,895	77,871	(27,976)	-35.9%
Interest and other income (expense)	551	(40)	591	1,477.5%
Total other revenue and other income	58,733	89,751	(31,018)	-34.6%
Other Expenses
Real estate related depreciation and amortization	161,334	156,010	5,324	3.4%
Interest expense	64,035	54,055	9,980	18.5%
General and administrative	29,280	34,577	(5,297)	-15.3%
Impairment losses	—	2,285	(2,285)	-100.0%
Income tax expense and other taxes	591	736	(145)	-19.7%
Total other expenses	255,240	247,663	7,577	3.1%
Net income attributable to noncontrolling interests of the Operating Partnership	(924)	(4,409)	3,485	79.0%
Net income attributable to OP Unitholders	97,112	98,556	(1,444)	-1.5%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(4,052)	(4,508)	456	10.1%
Net income attributable to common stockholders	$93,060	$94,048	$(988)	-1.1%

(1)
For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Income (loss) from continuing operations,” see page 36.

Rental Revenues and Leasing Activity
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental revenues and early lease termination fees, increased $38.3 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the following changes:

•
$25.7 million increase in total revenues in our non-same store portfolio, of which $46.2 million is attributed to 22 operating property acquisitions and 35 development and redevelopment properties placed into operation since January 1, 2015, offset in part by a $20.5 million decrease attributed to 45 consolidated property dispositions since January 1, 2015.

•	$14.3 million increase in total revenues in our same store portfolio primarily due to the following:

•	$10.1 million increase in base rent primarily resulting from increased rental rates and a 180 basis point increase in average occupancy period over period;

•	$5.1 million increase in operating expense recoveries related to higher average occupancy and increases in property tax expense;

•	$0.6 million increase in straight-line rental revenue; and

•	$0.3 million increase in miscellaneous income from tenants primarily due to move-out repairs; which was partially offset by

•	$1.6 million decrease in early lease termination fees attributable to six tenants in 2015; and

•	$0.2 million decrease in below market rent adjustments.

•	$1.7 million decrease in development and redevelopment revenues due to three properties that were in our operating portfolio prior to January 1, 2016.
The following table presents the components of our consolidated rental revenues (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change	Percent Change
Base rent	$270,223	$255,631	$14,592	5.7%
Straight-line rent	20,671	7,072	13,599	192.3%
Amortization of above and below market rent intangibles	2,881	2,983	(102)	(3.4)%
Tenant recovery income	92,036	82,311	9,725	11.8%
Other	4,640	2,592	2,048	79.0%
Revenues related to early lease terminations	909	2,502	(1,593)	(63.7)%
Total rental revenues	$391,360	$353,091	$38,269	10.8%
The following table provides a summary of our leasing activity for the year ended December 31, 2016:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
YEAR TO DATE 2016		(in thousands)			(in months)
New	87	4,736	N/A	14.6%	67	$5.12
Renewal	131	7,800	N/A	20.4%	52	1.56
Development and redevelopment	21	1,753	N/A	N/A	77	N/A
Total/Weighted Average	239	14,289	$5.10	18.4%	60	$2.90
Weighted Average Retention(6)	76.4%

(1)	Excludes month-to-month leases and other short-term leases.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated in accordance with GAAP.

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

During the year ended December 31, 2016, we signed a total of 239 leases comprising 14.3 million square feet of which 99 leases totaling 7.0 million square feet included concessions of $10.2 million primarily related to free rent periods.
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $4.6 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the following:

•
$2.7 million increase in rental expenses and real estate taxes period over period in our same store portfolio primarily due to an increase in property taxes in our Baltimore/Washington D.C., Chicago, Houston, New Jersey, Northern California and Seattle markets; and

•
$8.1 million increase in rental expenses and real estate taxes related to our non-same store properties primarily due to an increase in property taxes in our Atlanta, Dallas, Houston, Seattle and Southern California markets; offset in part by

•	$6.2 million decrease primarily related to dispositions in the Chicago, Houston, Indianapolis and New Jersey markets.
The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change	Percent Change
Real estate taxes	$60,020	$56,219	$3,801	6.8%
Insurance	4,533	4,898	(365)	(7.5)%
Common area maintenance	15,638	15,609	29	0.2%
Utilities	4,784	4,629	155	3.3%
Property management fees	10,049	9,623	426	4.4%
Other	1,793	1,236	557	45.1%
Total rental expenses and real estate taxes	$96,817	$92,214	$4,603	5.0%
Other Revenue and Other Income
Total other revenue and other income decreased $31.0 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due the following:

•
$28.0 million decrease in gain on dispositions of real estate interests primarily related to gains of $49.9 million recognized on the disposition of 15 properties in the Chicago, Dallas, Houston, Indianapolis, Louisville and Northern California markets during 2016, compared to gains of $77.9 million recognized on the disposition of 28 properties in the Atlanta, Houston, Indianapolis, Louisville, Memphis, New Jersey and Pennsylvania markets during 2015;

•
$3.2 million decrease in equity in earnings of unconsolidated joint ventures, net, primarily related to $3.7 million of gain recognized on the sale of one property in the IDI/DCT, LLC joint venture during 2015, offset in part by increased earnings from our unconsolidated investments in the SCLA and DCT/SPF Industrial Operating LLC joint ventures due to increased occupancy; and

•
$2.6 million decrease in development profit, net of taxes related to the completion and sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties during 2015 with no corresponding activity during 2016; which was partially offset by

•
$2.3 million increase in casualty gain primarily related to $2.8 million in insurance settlements from casualty events in our Dallas and Northern California markets during 2016 compared to $0.4 million of casualty gain related to insurance recoveries received for damages at our properties caused by a series of storms in 2015; and

•
$0.6 million increase in interest and other income (expense) primarily related to proceeds received in 2016 from a legal settlement related to damages at several properties located in the Houston market.

Other Expenses
Other expenses increased $7.6 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the following:

•	$10.0 million increase in interest expense due to the following:

•	$5.9 million decrease in capitalized interest primarily related to the cessation of capitalization on 35 developments placed into service compared to the same period in 2015; and

•
$4.5 million increase due to increased average outstanding indebtedness of approximately $88.8 million during 2016 and a higher weighted average effective interest rate during 2016 compared to the same period in 2015; which was partially offset by

•	$0.4 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge.

•
$5.3 million increase in depreciation and amortization expense resulting from a $18.1 million increase related to real estate acquisitions, developments placed in service and capital additions; partially offset by $8.7 million related to real estate dispositions and $4.1 million related to same store tenant improvements that were fully amortized during 2015; which was partially offset by

•	$5.3 million decrease in general and administrative expenses primarily related to the following:

•	$3.6 million decrease in severance costs;

•	$2.6 million decrease resulting from an expense in 2015 related to criminal fraud and the associated legal expenses incurred in relation to the investigation of the incident; and

•	$0.9 million decrease in acquisition costs due to lower acquisition activity; which was partially offset by

•	$1.2 million increase in personnel cost;

•	$0.4 million increase in professional service fees due to litigation costs; and

•	$0.2 million increase in general and administrative expenses due to decreased capitalized overhead.

•	$2.3 million decrease in impairments due to $2.3 million recognized on two properties sold during 2015 with no corresponding activity during 2016.
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

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income, other revenue and other income and other expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014. Our same store portfolio includes all operating properties that we owned for the entirety of both the current and prior year reporting periods. We consider same store properties to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating properties period over period. Developed properties are included in same store properties once they are stabilized in both reporting periods. We generally consider buildings stabilized when occupancy reaches 90%. Non-same store operating properties include properties not meeting the same store criteria and exclude development and redevelopment properties that are not stabilized or ready for their intended use. For the year ended December 31, 2015, we had 311 properties classified as same store comprising 46.5 million square feet and 91 classified as non-same store consisting of properties that did not meet our same store definition, which includes 83 operating properties and eight development and redevelopment properties that were not stabilized. A discussion of these changes follows in the table below (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change	Percent Change
Rental Revenues
Same store	$269,047	$258,886	$10,161	3.9%
Non-same store operating properties	81,748	72,844	8,904	12.2%
Development and redevelopment	2,296	3,057	(761)	-24.9%
Total rental revenues	353,091	334,787	18,304	5.5%
Rental Expenses and Real Estate Taxes
Same store	69,671	70,283	(612)	-0.9%
Non-same store operating properties	21,677	22,655	(978)	-4.3%
Development and redevelopment	866	1,372	(506)	-36.9%
Total rental expenses and real estate taxes	92,214	94,310	(2,096)	-2.2%
Property Net Operating Income(1)
Same store	199,376	188,603	10,773	5.7%
Non-same store operating properties	60,071	50,189	9,882	19.7%
Development and redevelopment	1,430	1,685	(255)	-15.1%
Total property net operating income	260,877	240,477	20,400	8.5%
Other Revenue and Other Income
Institutional capital management and other fees	1,606	1,739	(133)	-7.6%
Casualty and involuntary conversion gain	414	328	86	26.2%
Development profit, net of taxes	2,627	2,016	611	30.3%
Equity in earnings of unconsolidated joint ventures, net	7,273	6,462	811	12.6%
Gain on business combination	—	1,000	(1,000)	-100.0%
Gain on dispositions of real estate interests	77,871	39,671	38,200	96.3%
Interest and other income (expense)	(40)	1,563	(1,603)	-102.6%
Total other revenue and other income	89,751	52,779	36,972	70.1%
Other Expenses
Real estate related depreciation and amortization	156,010	148,992	7,018	4.7%
Interest expense	54,055	63,236	(9,181)	-14.5%
General and administrative	34,577	29,079	5,498	18.9%
Impairment losses	2,285	5,635	(3,350)	-59.4%
Income tax (benefit) expense and other taxes	736	(217)	953	439.2%
Total other expenses	247,663	246,725	938	0.4%
Income from discontinued operations	—	5,717	(5,717)	-100.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(4,409)	(526)	(3,883)	-738.2%
Net income attributable to OP Unitholders	98,556	51,722	46,834	90.5%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(4,508)	(2,558)	(1,950)	-76.2%
Net income attributable to common stockholders	$94,048	$49,164	$44,884	91.3%

(1)
For a discussion as to why we view property net operating income to be an appropriate supplemental performance measure and a reconciliation of our property net operating income to our reported “Income (loss) from continuing operations,” see page 36.

Rental Revenues and Leasing Activity
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental revenues and early lease termination fees, increased $18.3 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the following changes:

•
$8.9 million increase in total revenues in our non-same store portfolio, of which $38.0 million is attributed to 43 operating property acquisitions and 22 development and redevelopment properties placed into operation since January 1, 2014, offset in part by a $29.1 million decrease attributed to 67 consolidated property dispositions since January 1, 2014.

•	$10.2 million increase in total revenues in our same store portfolio primarily due to the following:

•	$9.6 million increase in base rent primarily resulting from increased rental rates, reduction of free rent concessions and a 100 basis point increase in average occupancy period over period;

•	$3.2 million increase in operating expense recoveries related to higher average occupancy and higher recovery of tenant improvement reimbursements; and

•	$1.6 million increase in other income from tenants due to move-out repairs, lease termination income and other rents; which was partially offset by

•	$3.8 million decrease in straight-line rental revenue; and

•	$0.4 million decrease in below market rent adjustments.

•	$0.8 million decrease primarily attributable to one property under redevelopment that was in our operating pool prior to January 1, 2015.
The following table presents the components of our consolidated rental revenues (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change	Percent Change
Base rent	$255,631	$241,040	$14,591	6.1%
Straight-line rent	7,072	9,880	(2,808)	(28.4)%
Amortization of above and below market rent intangibles	2,983	2,350	633	26.9%
Tenant recovery income	82,311	76,477	5,834	7.6%
Other	2,592	2,948	(356)	(12.1)%
Revenues related to early lease terminations	2,502	2,092	410	19.6%
Total rental revenues	$353,091	$334,787	$18,304	5.5%
The following table provides a summary of our leasing activity for the year ended December 31, 2015:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
YEAR TO DATE 2015		(in thousands)			(in months)
New	112	4,270	N/A	13.5%	70	$4.39
Renewal	126	8,045	N/A	21.8%	47	1.45
Development and redevelopment	39	7,044	N/A	N/A	107	N/A
Total/Weighted Average	277	19,359	$5.12	19.5%	74	$2.47
Weighted Average Retention(6)	70.5%

(1)	Excludes month-to-month leases and other short-term leases.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated in accordance with GAAP.

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
During the year ended December 31, 2015, we signed a total of 277 leases comprising 19.4 million square feet of which 126 leases totaling 11.6 million square feet included concessions of $17.6 million primarily related to free rent periods.

Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, decreased by $2.1 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the following:

•
$0.6 million decrease in rental expenses and real estate taxes period over period in our same store portfolio, which was primarily due to a $2.1 million decrease in repairs and maintenance, insurance, and bad debt and other non-recoverable expenses, offset in part by a $1.5 million increase in real estate taxes; and

•	$10.2 million decrease primarily related to dispositions in the Atlanta, Chicago, Cincinnati, Columbus, Houston, Indianapolis, Memphis and New Jersey markets; offset in part by

•
$8.7 million increase in rental expenses and real estate taxes related to our non-same store properties primarily due to an increase in property taxes and property management fees in our Atlanta, Chicago, Denver, Houston, Northern California, Phoenix, Seattle and Southern California markets.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change	Percent Change
Real estate taxes	$56,219	$53,790	$2,429	4.5%
Insurance	4,898	5,574	(676)	(12.1)%
Common area maintenance	15,609	17,617	(2,008)	(11.4)%
Utilities	4,629	4,788	(159)	(3.3)%
Property management fees	9,623	9,653	(30)	(0.3)%
Other	1,236	2,888	(1,652)	(57.2)%
Total rental expenses and real estate taxes	$92,214	$94,310	$(2,096)	(2.2)%
Other Revenue and Other Income
Total other revenue and other income increased $37.0 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due the following:

•
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

•
$0.8 million increase in equity in earnings of unconsolidated joint ventures, net primarily related to $3.7 million of gain recognized on the sale of one property in the IDI/DCT, LLC joint venture during 2015, which was partially offset by lower equity in earnings due to the disposition of all of the properties in the TRT-DCT Venture I, our disposition of our unconsolidated interest in TRT-DCT Venture II and the disposition of one property in the IDI/DCT, LLC Venture during 2014; and

•
$0.6 million increase in development profit, net of taxes, related to $2.6 million recognized from the completion and sale of three development projects totaling 156,000 square feet during 2015, which was offset by $2.0 million recognized from the sale and completion of two development projects totaling 229,000 square feet during 2014; which was partially offset by

•	$1.6 million decrease in interest and other income (expense) primarily related to a settlement on roof damages on several properties located in our Houston market during 2014; and

•	$1.0 million decrease in gain on business combination related to obtaining control through the purchase of our partner’s 50.0% interest in one property from the IDI/DCT, LLC joint venture during 2014.
Other Expenses
Other expenses increased $0.9 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the following:

•
$7.0 million increase in depreciation and amortization expense resulting from a $20.9 million increase related to real estate acquisitions, developments placed in service and capital additions; partially offset by $11.5 million related to real estate dispositions and $2.4 million related to same store tenant improvements that were fully amortized during 2015;

•	$5.5 million increase in general and administrative expense due to the following:

•	$3.6 million in severance costs;

•	$2.9 million in increased personnel costs; and

•	$2.6 million increase resulting from criminal fraud and the investigation, see discussion under “Significant Transactions and Activities – Other Events”; which was offset in part by

•	$2.4 million increase in capitalized overhead as a result of increased development, leasing and other capital projects;

•	$1.1 million decrease in pre-acquisition costs due to 17 acquisitions during 2015 compared to 36 acquisitions during 2014; and

•	$0.1 million decrease in professional service costs.

•	$1.0 million increase in income tax expense as a result of increased income from properties within our TRS during 2015; which was partially offset by

•
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

•	$3.3 million decrease in impairment due to $5.6 million recognized on five properties sold or held for sale during 2014 compared to $2.3 million recognized on two properties sold during 2015.
Income from Discontinued Operations
Income from discontinued operations decreased by $5.7 million for the year ended December 31, 2015 compared to the same period in 2014. This decrease is primarily related to the classification of fewer assets as discontinued operations for the year ended December 31, 2015, compared to the year ended December 31, 2014.
Segment Summary for the years ended December 31, 2016, 2015 and 2014
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 14 – Segment Information”). Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance.

The following table presents the changes in our consolidated properties in continuing operations by segment (dollar amounts and square feet in thousands):

	As of December 31,				For the Year Ended December 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property net operating income(3)
EAST:
2016	117	22,022	95.0%	$1,077,749	$120,437	$93,811
2015	112	20,042	96.7%	$1,034,869	$106,350	$80,231
2014	125	22,381	92.5%	$1,010,263	$111,624	$81,955

CENTRAL:
2016	148	23,084	95.2%	$1,101,049	$128,964	$90,665
2015	154	24,436	89.7%	$1,092,315	$130,791	$92,099
2014	159	25,208	92.9%	$1,067,616	$128,567	$87,281

WEST:
2016	143	21,122	96.6%	$1,500,879	$141,959	$110,067
2015	136	19,072	92.6%	$1,365,471	$115,950	$88,547
2014	122	16,612	91.9%	$1,245,990	$94,596	$71,241

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

(3)
For the definition of property net operating income, or property NOI, as defined on page 36, and a reconciliation of our property NOI to our reported “Income from continuing operations” see “Notes to Consolidated Financial Statements, Note 14 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Segments:
East assets	$1,077,749	$1,034,869	$1,010,263
Central assets	1,101,049	1,092,315	1,067,616
West assets	1,500,879	1,365,471	1,245,990
Total segment net assets	3,679,677	3,492,655	3,323,869
Non-segment assets:
Non-segment cash and cash equivalents	8,383	15,860	16,653
Other non-segment assets(1)	120,082	123,840	105,199
Total assets	$3,808,142	$3,632,355	$3,445,721

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables, restricted cash and other assets.
East Segment

•
East Segment assets increased by approximately $42.9 million in 2016 primarily due to four development properties placed into operation, including one building that was shell-complete upon acquisition, and the acquisition of two land parcels since December 31, 2015.

•
East Segment assets increased by approximately $24.6 million in 2015 primarily due to the acquisition of four properties, completion of development or redevelopment on four properties and the acquisition of five land parcels, partially offset by the disposition of 19 properties since December 31, 2014.

•	East Segment property NOI increased approximately $13.6 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of:

•
$14.1 million increase in NOI, of which a $14.0 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $5.6 million increase is attributed to higher rental rates and operating expense recoveries due to increased occupancy in our same store portfolio, offset in part by a $5.5 million decrease in rental revenues due to property dispositions.

•
$0.5 million decrease in NOI due to increases in operating expenses primarily related to increases in common area maintenance and property management fees, partially offset by a decrease in real estate taxes received during 2016 compared to 2015.

•	East Segment property NOI decreased approximately $1.7 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of:

•
$5.3 million decrease in NOI, of which a $13.8 million decrease in rental revenues is attributed to property dispositions, partially offset by a $5.8 million increase attributed to the timing of property acquisitions and a $2.7 million increase attributed to higher operating expense recoveries and increased occupancy at properties in our same store portfolio; which was partially offset by

•	$3.6 million increase in NOI due to decreases in operating expenses primarily related to lower property taxes and maintenance expense.
Central Segment

•
Central Segment assets increased by approximately $8.7 million in 2016 due to the acquisition of four properties and three land parcels, and nine development and redevelopment properties placed into operation; partially offset by the disposition of 14 properties since December 31, 2015.

•
Central Segment assets increased by approximately $24.7 million in 2015 due to the acquisition of three properties, completion of development on five properties and the acquisition of five land parcels, partially offset by the disposition of 11 properties since December 31, 2014.

•	Central Segment property NOI decreased approximately $1.4 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of:

•
$1.8 million decrease in NOI, of which a $14.8 million decrease in rental revenues is attributed to property dispositions, partially offset by a $12.3 million increase attributed to the timing of property acquisitions and completion of developments, and a $0.7 million increase attributed to higher rental rates in our same store portfolio; which was partially offset by

•	$0.4 million decrease in rental and property tax expenses primarily due to the following:

•	$4.3 million decrease due to property dispositions; which was partially offset by

•	$2.9 million increase due to property acquisitions and completion of developments; and

•	$1.0 million increase in same store expense primarily due to increased real estate taxes.

•	Central Segment property NOI increased approximately $4.8 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of:

•
$2.2 million increase in NOI, of which a $14.8 million increase in rental revenues is attributed to the timing of property acquisitions and the completion of developments, and a $3.1 million increase is attributed to higher operating expense recoveries at properties in our same store portfolio, partially offset by a $15.7 million decrease attributed to property dispositions; and

•	$2.6 million increase in NOI due to decreases in operating expenses primarily related to prior year bad debt expenses and snow removal costs incurred from severe winter storms during 2014.
West Segment

•
West Segment assets increased by approximately $135.4 million in 2016 due to five development properties placed into operation and the acquisition of four properties and two land parcels; partially offset by the disposition of one property since December 31, 2015.

•
West Segment assets increased by approximately $119.5 million in 2015 due to the acquisition of ten properties, completion of development or redevelopment on seven properties and the acquisition of one land parcel, partially offset by the disposition of one property since December 31, 2014.

•	West Segment property NOI increased approximately $21.5 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of:

•
$26.0 million increase in NOI, of which an $18.2 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments, and a $8.0 million increase is attributed to increased rental rates and occupancy in our same store portfolio, offset in part by a $0.2 million decrease due to a property disposition; which was partially offset by

•
$4.5 million decrease in NOI due to a $3.5 million increase in operating expenses primarily due to increased property tax expense driven by the cessation of capitalization on developments placed into operation and property acquisitions, and a $1.1 million increase in same store property taxes and other operating expenses.

•	West Segment property NOI increased approximately $17.3 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of:

•
$21.4 million increase in NOI, of which a $16.7 million increase in rental revenues is attributed to the timing of property acquisitions and the completion of developments, and a $4.7 million increase is attributed to higher operating expense recoveries at properties in our same store portfolio; which was partially offset by

•	$4.1 million decrease in NOI due to decreases in operating expenses attributed to increased property taxes from the completion of developments and real estate acquisitions.
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
Cash Flows
See “Notes to the Consolidated Financial Statements, “Note 2 – Summary of Significant Accounting policies" for a discussion of the Company's retroactive early adoption of ASU 2016–18 related to the presentation of restricted cash and cash equivalents in our Consolidated Statements of Cash Flows.
Year ended December 31, 2016 compared to year ended December 31, 2015
“Cash, cash equivalents and restricted cash” were $18.1 million and $49.9 million as of December 31, 2016 and December 31, 2015, respectively.
Net cash provided by operating activities increased $22.0 million to $221.3 million during the year ended December 31, 2016 compared to $199.3 million during the same period in 2015. This change was primarily due to an increase in property net operating income attributable to acquired properties, development and redevelopment properties placed into operation and operating performance at existing properties.
Net cash used in investing activities increased $123.1 million to $312.9 million during the year ended December 31, 2016 compared to $189.8 million during the same period in 2015, primarily due to the following activities:

•	$112.0 million decrease in cash inflows from dispositions;

•	$39.0 million increase in cash outflows related to capital expenditures and development activities, as reflected in the table below;

•
$16.2 million increase in cash outflows related to investments in unconsolidated joint ventures due to increased contributions to our SCLA unconsolidated joint venture to fund the development of two properties during 2016;

•
$8.2 million decrease in cash inflows from distributions of investments in unconsolidated joint ventures primarily related to the distribution of proceeds from the sale of one property in the IDI/DCT, LLC joint venture during 2015;

•	$4.7 million increase in cash outflows related to deferred costs and refundable deposits for acquisitions that have not closed as of December 31, 2016; and

•	$2.6 million increase in cash outflows primarily related to furniture purchases and improvements at our offices during 2016; partially offset by

•	$57.4 million decrease in cash outflows from acquisitions; and

•
$1.6 million increase in cash inflows related to proceeds received from casualty gains primarily related to insurance settlements received from casualty events in our Dallas and Northern California markets during 2016 compared to insurance settlements received for damages in our Houston market caused by a series of storms during 2015.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities for the Year Ended December 31, 2016 – Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of December 31, 2016. Our total capital expenditures were comprised of the following (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change
Development	$190,793	$203,710	$(12,917)
Redevelopment	20,687	8,887	11,800
Due diligence	5,304	14,124	(8,820)
Casualty expenditures	1,158	3,428	(2,270)
Building and land improvements	13,117	13,166	(49)
Tenant improvements and leasing costs	38,971	37,396	1,575
Total capital expenditures and development activities	270,030	280,711	(10,681)
Change in accruals and other adjustments	19,456	(30,227)	49,683
Total cash paid for capital expenditures and development activities	$289,486	$250,484	$39,002
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
We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects, redevelopment projects and successful origination of new leases based on an estimate of the time spent on the development and leasing activities. The total of these capitalized costs was comprised of the following (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change
Development activities	$4,982	$4,277	$705
Leasing activities	3,260	3,524	(264)
Operating building activities	2,977	3,110	(133)
Total capitalized indirect costs	$11,219	$10,911	$308
In addition, we capitalize interest costs incurred associated with development and construction activities. During the years ended December 31, 2016 and 2015 total interest capitalized was $9.9 million and $15.8 million, respectively.

Net cash provided by financing activities increased $43.0 million to $59.8 million during the year ended December 31, 2016 compared to $16.8 million during the same period in 2015, primarily due to the following activities:

•	$107.1 million net increase in cash inflows primarily due to 2.5 million shares of common stock issued during 2016 under our continuous equity offering program; and

•	$51.8 million decrease in cash outflows on mortgage notes as principal payments of $58.6 million in 2015 exceeded principal payments of $6.7 million in 2016; partially offset by

•	$84.0 million decrease in proceeds from senior unsecured notes due to the following:

•	$50.0 million decrease due to the repayment of our senior unsecured fixed rate note in February 2016;

•	$49.0 million decrease due to the repayment of our senior unsecured fixed rate note in August 2016; and

•	$75.0 million decrease due to the early partial paydown of our $100.0 million term loan in 2016; which was partially offset by

•
$50.0 million net increase in cash inflows resulting from the issuance of our $250.0 million fixed rate senior unsecured notes in August 2016 compared to the issuance of our $200.0 million variable rate senior unsecured term loan in December 2015; and

•	$40.0 million repayment of our senior unsecured note in June 2015.

•	$28.0 million decrease in proceeds from our senior unsecured revolving credit facility, as net borrowings of $33.0 million during 2015 exceeded our $5.0 million of net borrowings during 2016; and

•
$2.9 million increase in cash outflows attributable to operating partnership unit redemptions, distributions to noncontrolling interest holders, increases in the dividend rate per share declared in October 2015 and November 2016 and additional shares of common stock issued under our continuous equity offering program resulting in an increase in our dividends and distributions paid to common stockholders and unitholders.

Year ended December 31, 2015 compared to year ended December 31, 2014
“Cash, cash equivalents and restricted cash” were $49.9 million and $23.6 million as of December 31, 2015 and December 31, 2014, respectively.
Net cash provided by operating activities increased $29.3 million to $199.3 million during the year ended December 31, 2015 compared to $170.0 million during the same period in 2014. This change was primarily due to an increase in property net operating income attributable to acquired properties and operating performance at existing properties.
Net cash used in investing activities decreased $78.7 million to $189.8 million during the year ended December 31, 2015 compared to $268.5 million during the same period in 2014, primarily due to the following activities:

•	$176.5 million decrease in cash outflows from acquisitions; partially offset by

•	$47.9 million increase in cash outflows related to capital expenditures and development activities, as reflected in the table below;

•	$40.6 million decrease in cash inflows from dispositions; and

•
$11.4 million decrease in cash inflows from distributions of investments in unconsolidated joint ventures primarily related to the sale of all properties in the TRT-DCT Venture II and one property in the IDI/DCT, LLC Venture during 2014.

Our total capital expenditures were comprised of the following (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change
Development	$203,710	$155,306	$48,404
Redevelopment	8,887	5,380	3,507
Due diligence	14,124	7,951	6,173
Casualty expenditures	3,428	837	2,591
Building and land improvements	13,166	13,076	90
Tenant improvements and leasing costs	37,396	40,576	(3,180)
Total capital expenditures and development activities	280,711	223,126	57,585
Change in accruals and other adjustments	(30,227)	(20,531)	(9,696)
Total cash paid for capital expenditures and development activities	$250,484	$202,595	$47,889
The total of our capitalized indirect costs was comprised of the following (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change
Development activities	$4,277	$2,983	$1,294
Leasing activities	3,524	3,046	478
Operating building activities	3,110	2,582	528
Total capitalized indirect costs	$10,911	$8,611	$2,300
During the years ended December 31, 2015 and 2014 total capitalized interest associated with development and construction activities was $15.8 million and $9.1 million, respectively.
Net cash provided by financing activities decreased $60.2 million to $16.8 million during the year ended December 31, 2015 compared to $77.0 million during the same period in 2014, primarily due to the following activities:

•
$238.6 million decrease in net proceeds from the issuance of common stock primarily due to 7.5 million shares of common stock issued during 2014 under our continuous equity offering program and a public offering with no corresponding activity during 2015;

•
$13.7 million increase in cash outflows due to 7.5 million additional shares issued in 2014 under our continuous equity offering program and a public offering in November, operating partnership unit redemptions, distributions to noncontrolling interest holders and an increase in the dividend rate per share declared in October 2015 resulting in an increase in our dividends and distributions paid to common stockholders and unitholders; and

•
$4.5 million decrease primarily due to increased cash outflow for loan costs related to our amended and restated bank unsecured credit facilities and $200.0 million term loan during 2015; which was partially offset by

•	$160.0 million increase in proceeds from senior unsecured notes due to the following:

•	$200.0 million increase in cash inflows resulting from the issuance of our variable rate senior unsecured term loan in December 2015; which was partially offset by

•	$40.0 million decrease due to the repayment of our senior unsecured note in June 2015.

•	$35.0 million increase in proceeds from our senior unsecured revolving credit facility as net borrowings of $33.0 million during 2015 exceeded our $2.0 million of net repayments during 2014; and

•	$1.1 million decrease in cash outflows on mortgage notes as principal payments of $59.6 million in 2014 exceeded principal payments of $58.6 million in 2015.
Common Stock
As of December 31, 2016 approximately 91.5 million shares of common stock were issued and outstanding.

On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013. During the year ended December 31, 2016, we issued approximately 2.5 million shares of common stock through the continuous equity offering program, at a weighted average price of $43.98 per share for proceeds of approximately $107.0 million, net of offering expenses. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments and repaying debt. As of December 31, 2016, approximately 2.5 million shares of common stock remain available to be issued under the current offering.
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
During the year ended December 31, 2016 approximately 0.7 million OP Units were redeemed for approximately $5.2 million in cash and approximately 0.6 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see "LTIP Units" in "Notes to the Consolidated Financial Statements, Note 11 – Equity Based Compensation" for a summary of LTIP Unit redemptions.
As of December 31, 2016, approximately 3.5 million OP Units were issued, outstanding and held by entities other than DCT including approximately 0.7 million vested LTIP Units issued under our Long-Term Incentive Plan.
As of December 31, 2016, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $168.9 million based on the $47.88 per share closing price of DCT’s common stock on December 31, 2016.
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
Distributions
During the years ended December 31, 2016 and 2015, our board of directors declared distributions to stockholders and unitholders totaling approximately $111.7 million and $105.0 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility, equity offering proceeds and dispositions were used to pay distributions during 2016 and 2015.
The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During February 2017, our board of directors declared a quarterly cash dividend of $0.31 per share, payable on April 12, 2017 to stockholders of record as of March 2017.
Outstanding Indebtedness
As of December 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2015, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.

As of December 31, 2016, the gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2015, the total gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of December 31, 2016 and 2015.
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
All of our senior unsecured notes contain certain cross-default provisions which may be triggered in the event that any material indebtedness is in default. These cross-default provisions may require us to repay such senior unsecured debt. We are not in default and do not have any unsecured debt maturities through April 2017.
We have certain non-recourse, secured loans which are cross-collateralized by multiple properties. In the event of a default, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross collateralized properties within the applicable pool. We generally have broad substitution rights that afford DCT the opportunity to replace encumbered properties with replacement properties. We are not in default and do not have any cross-collateralized debt maturing through February 2019.
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
Debt Issuance and Payoffs
During August 2016, we issued $250.0 million of fixed rate senior unsecured notes in a private placement offering. The notes have an average term of 10 years, a weighted average interest rate of 3.90% and require semi-annual interest payments. We primarily used the proceeds to paydown our senior unsecured revolving credit facility, payoff a $49.0 million senior unsecured note at maturity and for the early payoff of a $75.0 million portion of our $100.0 million senior unsecured term loan maturing in April 2017.
Line of Credit
As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.
The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of December 31, 2016 and December 31, 2015.

Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs, as of December 31, 2016 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2017	$51,000	$41,079	$25,000	(1)	$117,079
2018	81,500	6,747	—		88,247
2019	46,000	51,344	75,000		172,344
2020	50,000	71,933	125,000	(1)	246,933
2021	92,500	18,436	—		110,936
Thereafter	690,000	10,671	200,000	(1)	900,671
Total	$1,011,000	$200,210	$425,000		$1,636,210

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.
Contractual Obligations
The following table presents our contractual obligations as of December 31, 2016, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations(1)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Scheduled long-term debt maturities, including interest(2)	$1,996,009	$185,177	$379,440	$445,351	$986,041
Operating lease commitments	6,290	731	2,170	1,791	1,598
Ground lease commitments(3)	11,369	565	1,122	1,102	8,580
Total	$2,013,668	$186,473	$382,732	$448,244	$996,219

(1)
From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $160.2 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at December 31, 2016.

(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.
As of December 31, 2016, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $35.2 million, which is scheduled to mature during 2017. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.
Indebtedness and Other Off-Balance Sheet Arrangements
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we do not believe we have any material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of December 31, 2016, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $35.2 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2017	$35,168
2018	—
2019	—
2020	—
2021	—
Thereafter	—
Total	$35,168

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of December 31, 2016 and 2015, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.6 million and $6.8 million, respectively.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, USD LIBOR rates in the U.S. have never been negative nor do we expect them to become negative in the future. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the years ended December 31, 2016 and 2015, we recorded non-cash charges of approximately $(0.4) million and $0.0 million, respectively, of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). See “Notes to a Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.

Our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2016, we had approximately $225.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the year ended December 31, 2016 would have increased approximately $0.2 million based on our outstanding floating-rate debt as of December 31, 2016. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $13.3 million during the year ended December 31, 2016.
As of December 31, 2016, the estimated fair value of our debt was approximately $1.7 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Financial Statements” on page 67 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DCT Industrial Trust Inc.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2016, the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2016, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.
Changes in Internal Control over Financial Reporting
There has been no change in DCT Industrial Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, DCT Industrial Inc.’s internal control over financial reporting.

DCT Industrial Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2016, the end of the period covered by this annual report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2016 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2016, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
DCT Industrial Trust Inc. and subsidiaries:

We have audited DCT Industrial Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DCT Industrial Trust, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DCT Industrial Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DCT Industrial Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016 of DCT Industrial Trust, Inc. and subsidiaries and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 17, 2017

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2017 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2017 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2017 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2017 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2017 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A. Financial Statements and Financial Statement Schedules.
1. Financial Statements.
The Consolidated Financial Statements listed in the accompanying Index to Financial Statements on page 67 are filed as a part of this report.
2. Financial Statement Schedules.
The financial statement schedule required by this Item is filed with this report and is listed in the accompanying Index to Financial Statements on page 67. All other financial statement schedules are not applicable.
B. Exhibits.
The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page F-59 to F-60 of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.
By:	/s/ Philip L. Hawkins
Philip L. Hawkins, President and Chief Executive Officer
 Date: February 17, 2017
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
DCT INDUSTRIAL TRUST INC.
/S/ PHILIP L. HAWKINS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2017
Philip L. Hawkins
/S/ MATTHEW T. MURPHY	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 17, 2017
Matthew T. Murphy
/S/ MARK E. SKOMAL	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2017
Mark E. Skomal
/S/ MARILYN A. ALEXANDER	Director	February 17, 2017
Marilyn A. Alexander
/S/ THOMAS F. AUGUST	Director	February 17, 2017
Thomas F. August
/S/ JOHN S. GATES, JR.	Director	February 17, 2017
John S. Gates, Jr.
/S/ RAYMOND B. GREER	Director	February 17, 2017
Raymond B. Greer
/S/ TRIPP H. HARDIN	Director	February 17, 2017
Tripp H. Hardin
/S/ TOBIAS HARTMANN	Director	February 17, 2017
Tobias Hartmann
/S/ JOHN C. O’KEEFFE	Director	February 17, 2017
John C. O’Keeffe
/S/ BRUCE L. WARWICK	Director	February 17, 2017
Bruce L. Warwick

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP
By:	/s/ Philip L. Hawkins
Philip L. Hawkins, President and Chief Executive Officer
Date: February 17, 2017
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
DCT INDUSTRIAL OPERATING PARTNERSHIP LP
/S/ PHILIP L. HAWKINS	President, Chief Executive Officer and Director (Principal Executive Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
Philip L. Hawkins
/S/ MATTHEW T. MURPHY	Chief Financial Officer and Treasurer (Principal Financial Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
Matthew T. Murphy
/S/ MARK E. SKOMAL	Chief Accounting Officer (Principal Accounting Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
Mark E. Skomal
/S/ MARILYN A. ALEXANDER	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
Marilyn A. Alexander
/S/ THOMAS F. AUGUST	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
Thomas F. August
/S/ JOHN S. GATES, JR.	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
John S. Gates, Jr.
/S/ RAYMOND B. GREER	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
Raymond B. Greer
/S/ TRIPP H. HARDIN	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
Tripp H. Hardin
/S/ TOBIAS HARTMANN	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
Tobias Hartmann
/S/ JOHN C. O’KEEFFE	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
John C. O’Keeffe
/S/ BRUCE L. WARWICK	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 17, 2017
Bruce L. Warwick

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
DCT Industrial Trust Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCT Industrial Trust, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting (i) restricted cash and restricted cash equivalents in the consolidated statement of cash flows in 2016 retroactive to January 1, 2014; and (ii) discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 17, 2017

Report of Independent Registered Public Accounting Firm
The Partners of
DCT Industrial Operating Partnership LP and subsidiaries:
We have audited the accompanying consolidated balance sheets of DCT Industrial Operating Partnership LP and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCT Industrial Operating Partnership LP and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method for reporting (i) restricted cash and restricted cash equivalents in the consolidated statement of cash flows in 2016 retroactive to January 1, 2014; and (ii) discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP
Denver, Colorado
February 17, 2017

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share information)

	December 31, 2016	December 31, 2015
ASSETS
Land	$1,075,995	$1,009,905
Buildings and improvements	3,202,293	2,886,859
Intangible lease assets	78,356	84,420
Construction in progress	72,829	159,397
Total investment in properties	4,429,473	4,140,581
Less accumulated depreciation and amortization	(839,773)	(742,980)
Net investment in properties	3,589,700	3,397,601
Investments in and advances to unconsolidated joint ventures	95,606	82,635
Net investment in real estate	3,685,306	3,480,236
Cash and cash equivalents	10,286	18,412
Restricted cash	7,346	31,187
Straight-line rent and other receivables, net of allowance for doubtful accounts of $379 and $335, respectively	79,889	60,357
Other assets, net	25,315	15,964
Assets held for sale	—	26,199
Total assets	$3,808,142	$3,632,355

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$93,097	$108,788
Distributions payable	29,622	26,938
Tenant prepaids and security deposits	32,884	29,663
Other liabilities	37,403	18,398
Intangible lease liabilities, net	21,421	22,070
Line of credit	75,000	70,000
Senior unsecured notes	1,351,969	1,276,097
Mortgage notes	201,959	210,375
Liabilities related to assets held for sale	—	869
Total liabilities	1,843,355	1,763,198

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 91,516,113 and 88,313,891 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	915	883
Additional paid-in capital	2,884,806	2,766,193
Distributions in excess of earnings	(1,005,728)	(992,010)
Accumulated other comprehensive loss	(17,944)	(23,082)
Total stockholders’ equity	1,862,049	1,751,984
Noncontrolling interests	102,738	117,173
Total equity	1,964,787	1,869,157
Total liabilities and equity	$3,808,142	$3,632,355
 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Rental revenues	$391,360	$353,091	$334,787
Institutional capital management and other fees	1,416	1,606	1,739
Total revenues	392,776	354,697	336,526

OPERATING EXPENSES:
Rental expenses	36,797	35,995	40,520
Real estate taxes	60,020	56,219	53,790
Real estate related depreciation and amortization	161,334	156,010	148,992
General and administrative	29,280	34,577	29,079
Impairment losses	—	2,285	5,635
Casualty and involuntary conversion gain	(2,753)	(414)	(328)
Total operating expenses	284,678	284,672	277,688
Operating income	108,098	70,025	58,838

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	2,627	2,016
Equity in earnings of unconsolidated joint ventures, net	4,118	7,273	6,462
Gain on business combination	—	—	1,000
Gain on dispositions of real estate interests	49,895	77,871	39,671
Interest expense	(64,035)	(54,055)	(63,236)
Interest and other income (expense)	551	(40)	1,563
Income tax benefit (expense) and other taxes	(591)	(736)	217
Income from continuing operations	98,036	102,965	46,531
Income from discontinued operations	—	—	5,717
Consolidated net income of DCT Industrial Trust Inc.	98,036	102,965	52,248
Net income attributable to noncontrolling interests	(4,976)	(8,917)	(3,084)
Net income attributable to common stockholders	93,060	94,048	49,164
Distributed and undistributed earnings allocated to participating securities	(669)	(678)	(677)
Adjusted net income attributable to common stockholders	$92,391	$93,370	$48,487

NET EARNINGS PER COMMON SHARE – BASIC:
Income from continuing operations	$1.03	$1.06	$0.52
Income from discontinued operations	0.00	0.00	0.06
Net income attributable to common stockholders	$1.03	$1.06	$0.58

NET EARNINGS PER COMMON SHARE – DILUTED:
Income from continuing operations	$1.03	$1.05	$0.52
Income from discontinued operations	0.00	0.00	0.06
Net income attributable to common stockholders	$1.03	$1.05	$0.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	89,867	88,182	83,280
Diluted	89,982	88,514	83,572

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Consolidated net income of DCT Industrial Trust Inc.	$98,036	$102,965	$52,248
Other comprehensive income:
Net derivative loss on cash flow hedging instruments	(1,068)	(463)	(1,159)
Net reclassification adjustment on cash flow hedging instruments	6,611	4,785	4,670
Other comprehensive income	5,543	4,322	3,511
Comprehensive income	103,579	107,287	55,759
Comprehensive income attributable to noncontrolling interests	(5,381)	(9,131)	(3,383)
Comprehensive income attributable to common stockholders	$98,198	$98,156	$52,376
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands)

		Common Stock
	Total Equity	Shares	Amount	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehen-sive Loss	Non-controlling Interests
Balance at December 31, 2013	$1,667,192	80,067	$801	$2,514,426	$(941,019)	$(30,402)	$123,386
Net income	52,248	—	—	—	49,164	—	3,084
Other comprehensive income	3,511	—	—	—	—	3,212	299
Issuance of common stock, net of offering costs	239,007	7,516	75	238,932	—	—	—
Issuance of common stock, stock-based compensation plans	(1,287)	109	1	(1,288)	—	—	—
Common stock retired in connection with reverse stock-split	(26)	(1)	—	(26)	—	—	—
Amortization of stock-based compensation	5,975	—	—	2,093	—	—	3,882
Distributions to common stockholders and noncontrolling interests	(100,408)	—	—	—	(94,434)	—	(5,974)
Capital contribution from noncontrolling interests	201	—	—	—	—	—	201
Redemptions of noncontrolling interests	(997)	322	3	8,294	—	—	(9,294)
Balance at December 31, 2014	$1,865,416	88,013	$880	$2,762,431	$(986,289)	$(27,190)	$115,584
Net income	102,965	—	—	—	94,048	—	8,917
Other comprehensive income	4,322	—	—	—	—	4,108	214
Issuance of common stock, stock-based compensation plans	(890)	89	1	(891)	—	—	—
Amortization of stock-based compensation	10,577	—	—	1,794	—	—	8,783
Distributions to common stockholders and noncontrolling interests	(109,460)	—	—	—	(99,769)	—	(9,691)
Capital contribution from noncontrolling interests	648	—	—	—	—	—	648
Redemptions of noncontrolling interests	(4,421)	212	2	2,859	—	—	(7,282)
Balance at December 31, 2015	$1,869,157	88,314	$883	$2,766,193	$(992,010)	$(23,082)	$117,173
Net income	98,036	—	—	—	93,060	—	4,976
Other comprehensive income	5,543	—	—	—	—	5,138	405
Issuance of common stock, net of offering costs	106,960	2,469	24	106,936	—	—	—
Issuance of common stock, stock-based compensation plans	(759)	66	1	(760)	—	—	—
Amortization of stock-based compensation	7,142	—	—	1,918	—	—	5,224
Distributions to common stockholders and noncontrolling interests	(112,786)	—	—	—	(106,778)	—	(6,008)
Capital contributions from noncontrolling interests	444	—	—	—	—	—	444
Purchase of noncontrolling interest	(3,258)	—	—	(3,258)	—	—	—
Redemptions of noncontrolling interests	(5,692)	667	7	13,777	—	—	(19,476)
Balance at December 31, 2016	$1,964,787	91,516	$915	$2,884,806	$(1,005,728)	$(17,944)	$102,738
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$98,036	$102,965	$52,248
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	161,334	156,010	148,992
Gain on acquisitions and dispositions of real estate interests	(49,895)	(77,871)	(46,199)
Distributions of earnings from unconsolidated joint ventures	6,056	5,590	4,655
Equity in earnings of unconsolidated joint ventures, net	(4,118)	(7,273)	(6,462)
Impairment losses	—	2,285	5,767
Stock-based compensation	5,695	8,945	4,777
Casualty and involuntary conversion gain	(2,753)	(414)	(328)
Straight-line rent	(20,671)	(7,072)	(9,858)
Other	3,684	1,942	3,902
Changes in operating assets and liabilities:
Other receivables and other assets	(5,073)	5,759	2,102
Accounts payable, accrued expenses and other liabilities	29,007	8,385	10,361
Net cash provided by operating activities	221,302	199,251	169,957
INVESTING ACTIVITIES:
Real estate acquisitions	(129,142)	(186,515)	(363,026)
Capital expenditures and development activities	(289,486)	(250,484)	(202,595)
Proceeds from dispositions of real estate investments	125,803	237,809	278,381
Investments in unconsolidated joint ventures	(17,820)	(1,660)	(777)
Proceeds from casualties and involuntary conversion	3,616	1,991	606
Distributions of investments in unconsolidated joint ventures	1,854	10,012	21,436
Other investing activities	(7,727)	(933)	(2,493)
Net cash used in investing activities	(312,902)	(189,780)	(268,468)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	248,000	341,000	266,000
Repayments of senior unsecured revolving line of credit	(243,000)	(308,000)	(268,000)
Proceeds from senior unsecured notes	250,000	200,000	—
Repayments of senior unsecured notes	(174,000)	(40,000)	—
Principal payments on mortgage notes	(6,721)	(58,561)	(59,645)
Proceeds from issuance of common stock	108,604	—	241,954
Net settlement on issuance of stock-based compensation awards	(759)	(890)	(1,287)
Offering costs for issuance of common stock and OP Units	(1,644)	—	(2,947)
Redemption of noncontrolling interests	(5,692)	(4,421)	(997)
Dividends to common stockholders	(104,004)	(98,820)	(92,200)
Purchase of noncontrolling interest	(3,258)	—	—
Distributions to noncontrolling interests	(6,098)	(9,675)	(6,027)
Contributions from noncontrolling interests	444	648	201
Other financing activity	(2,076)	(4,523)	(14)
Net cash provided by financing activities	59,796	16,758	77,038
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(31,804)	26,229	(21,473)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	49,878	23,649	45,122
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$18,074	$49,878	$23,649

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net of capitalized interest	$56,968	$50,294	$58,788
Supplemental Disclosures of Non-Cash Activities:
Retirement of fully depreciated and amortized assets	$32,935	$34,752	$25,379
Redemptions of OP Units settled in shares of common stock	$13,784	$2,861	$8,297
Assumption of mortgage notes in connection with real estate acquired	$—	$22,958	$20,310
Change in capital expenditures accruals	$20,903	$(22,609)	$(10,037)
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	December 31, 2016	December 31, 2015
ASSETS
Land	$1,075,995	$1,009,905
Buildings and improvements	3,202,293	2,886,859
Intangible lease assets	78,356	84,420
Construction in progress	72,829	159,397
Total investment in properties	4,429,473	4,140,581
Less accumulated depreciation and amortization	(839,773)	(742,980)
Net investment in properties	3,589,700	3,397,601
Investments in and advances to unconsolidated joint ventures	95,606	82,635
Net investment in real estate	3,685,306	3,480,236
Cash and cash equivalents	10,286	18,412
Restricted cash	7,346	31,187
Straight-line rent and other receivables, net of allowance for doubtful accounts of $379 and $335, respectively	79,889	60,357
Other assets, net	25,315	15,964
Assets held for sale	—	26,199
Total assets	$3,808,142	$3,632,355

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$93,097	$108,788
Distributions payable	29,622	26,938
Tenant prepaids and security deposits	32,884	29,663
Other liabilities	37,403	18,398
Intangible lease liabilities, net	21,421	22,070
Line of credit	75,000	70,000
Senior unsecured notes	1,351,969	1,276,097
Mortgage notes	201,959	210,375
Liabilities related to assets held for sale	—	869
Total liabilities	1,843,355	1,763,198

Partners' Capital:
General Partner:
OP Units, 950,442 and 923,532 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	19,703	18,806
Limited Partners:
OP Units, 94,093,805 and 91,429,694 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,950,601	1,861,809
Accumulated other comprehensive loss	(18,634)	(24,137)
Total partners' capital	1,951,670	1,856,478
Noncontrolling interests	13,117	12,679
Total capital	1,964,787	1,869,157
Total liabilities and capital	$3,808,142	$3,632,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit information)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Rental revenues	$391,360	$353,091	$334,787
Institutional capital management and other fees	1,416	1,606	1,739
Total revenues	392,776	354,697	336,526

OPERATING EXPENSES:
Rental expenses	36,797	35,995	40,520
Real estate taxes	60,020	56,219	53,790
Real estate related depreciation and amortization	161,334	156,010	148,992
General and administrative	29,280	34,577	29,079
Impairment losses	—	2,285	5,635
Casualty and involuntary conversion gain	(2,753)	(414)	(328)
Total operating expenses	284,678	284,672	277,688
Operating income	108,098	70,025	58,838

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	2,627	2,016
Equity in earnings of unconsolidated joint ventures, net	4,118	7,273	6,462
Gain on business combination	—	—	1,000
Gain on dispositions of real estate interests	49,895	77,871	39,671
Interest expense	(64,035)	(54,055)	(63,236)
Interest and other income (expense)	551	(40)	1,563
Income tax benefit (expense) and other taxes	(591)	(736)	217
Income from continuing operations	98,036	102,965	46,531
Income from discontinued operations	—	—	5,717
Consolidated net income of DCT Industrial Operating Partnership LP	98,036	102,965	52,248
Net income attributable to noncontrolling interests	(924)	(4,409)	(526)
Net income attributable to OP Unitholders	97,112	98,556	51,722
Distributed and undistributed earnings allocated to participating securities	(669)	(678)	(677)
Adjusted net income attributable to OP Unitholders	$96,443	$97,878	$51,045

NET EARNINGS PER OP UNIT – BASIC:
Income from continuing operations	$1.03	$1.06	$0.52
Income from discontinued operations	0.00	0.00	0.06
Net income attributable to OP Unitholders	$1.03	$1.06	$0.58

NET EARNINGS PER OP UNIT – DILUTED:
Income from continuing operations	$1.03	$1.06	$0.52
Income from discontinued operations	0.00	0.00	0.06
Net income attributable to OP Unitholders	$1.03	$1.06	$0.58

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	93,779	92,409	87,611
Diluted	93,894	92,741	87,903

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Consolidated net income of DCT Industrial Operating Partnership LP	$98,036	$102,965	$52,248
Other comprehensive income:
Net derivative loss on cash flow hedging instruments	(1,068)	(463)	(1,159)
Net reclassification adjustment on cash flow hedging instruments	6,611	4,785	4,670
Other comprehensive income	5,543	4,322	3,511
Comprehensive income	103,579	107,287	55,759
Comprehensive income attributable to noncontrolling interests	(964)	(4,381)	(447)
Comprehensive income attributable to OP Unitholders	$102,615	$102,906	$55,312
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
(in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non-controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2013	$1,667,192	845	$16,872	83,637	$1,670,362	$(32,077)	$12,035
Net income	52,248	—	517	—	51,205	—	526
Other comprehensive income (loss)	3,511	—	—	—	—	3,590	(79)
Issuance of OP Units, net of selling costs	239,007	—	—	7,516	239,007	—	—
Issuance of OP Units, share-based compensation plans	(1,287)	—	—	249	(1,287)	—	—
OP Units retired in connection with reverse unit-split	(26)	—	—	(1)	(26)	—	—
Amortization of share-based compensation	5,975	—	—	—	5,975	—	—
Distributions to OP Unitholders and noncontrolling interests	(100,408)	—	(998)	—	(98,761)	—	(649)
Capital contribution from noncontrolling interests	201	—	—	—	—	—	201
Redemption of limited partner OP Units, net	(997)	—	—	(33)	(997)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	77	2,428	(77)	(2,428)	—	—
Balance at December 31, 2014	$1,865,416	922	$18,819	91,291	$1,863,050	$(28,487)	$12,034
Net income	102,965	—	986	—	97,570	—	4,409
Other comprehensive income (loss)	4,322	—	—	—	—	4,350	(28)
Issuance of OP Units, share-based compensation plans	(890)	—	—	267	(890)	—	—
Amortization of share-based compensation	10,577	—	—	—	10,577	—	—
Distributions to OP Unitholders and noncontrolling interests	(109,460)	—	(1,051)	—	(104,025)	—	(4,384)
Capital contribution from noncontrolling interests	648	—	—	—	—	—	648
Redemption of limited partner OP Units, net	(4,421)	—	—	(127)	(4,421)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	2	52	(2)	(52)	—	—
Balance at December 31, 2015	$1,869,157	924	$18,806	91,429	$1,861,809	$(24,137)	$12,679
Net income	98,036	—	971	—	96,141	—	924
Other comprehensive income	5,543	—	—	—	—	5,503	40
Issuance of OP Units, net of selling costs	106,960	—	—	2,469	106,960	—	—
Issuance of OP Units, share-based compensation plans	(759)	—	—	348	(759)	—	—
Amortization of share-based compensation	7,142	—	—	—	7,142	—	—
Distributions to OP Unitholders and noncontrolling interests	(112,786)	—	(1,118)	—	(110,698)	—	(970)
Capital contributions from noncontrolling interests	444	—	—	—	—	—	444
Purchase of noncontrolling interest	(3,258)	—	—	—	(3,258)	—	—
Redemption of limited partner OP Units, net	(5,692)	—	—	(126)	(5,692)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	26	1,044	(26)	(1,044)	—	—
Balance at December 31, 2016	$1,964,787	950	$19,703	94,094	$1,950,601	$(18,634)	$13,117
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$98,036	$102,965	$52,248
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	161,334	156,010	148,992
Gain on acquisitions and dispositions of real estate interests	(49,895)	(77,871)	(46,199)
Distributions of earnings from unconsolidated joint ventures	6,056	5,590	4,655
Equity in earnings of unconsolidated joint ventures, net	(4,118)	(7,273)	(6,462)
Impairment losses	—	2,285	5,767
Share-based compensation	5,695	8,945	4,777
Casualty and involuntary conversion gain	(2,753)	(414)	(328)
Straight-line rent	(20,671)	(7,072)	(9,858)
Other	3,684	1,942	3,902
Changes in operating assets and liabilities:
Other receivables and other assets	(5,073)	5,759	2,102
Accounts payable, accrued expenses and other liabilities	29,007	8,385	10,361
Net cash provided by operating activities	221,302	199,251	169,957
INVESTING ACTIVITIES:
Real estate acquisitions	(129,142)	(186,515)	(363,026)
Capital expenditures and development activities	(289,486)	(250,484)	(202,595)
Proceeds from dispositions of real estate investments	125,803	237,809	278,381
Investments in unconsolidated joint ventures	(17,820)	(1,660)	(777)
Proceeds from casualties and involuntary conversion	3,616	1,991	606
Distributions of investments in unconsolidated joint ventures	1,854	10,012	21,436
Other investing activities	(7,727)	(933)	(2,493)
Net cash used in investing activities	(312,902)	(189,780)	(268,468)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	248,000	341,000	266,000
Repayments of senior unsecured revolving line of credit	(243,000)	(308,000)	(268,000)
Proceeds from senior unsecured notes	250,000	200,000	—
Repayments of senior unsecured notes	(174,000)	(40,000)	—
Principal payments on mortgage notes	(6,721)	(58,561)	(59,645)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	106,960	—	239,007
Net settlement on issuance of share-based compensation awards	(759)	(890)	(1,287)
OP Unit redemptions	(5,692)	(4,421)	(997)
Distributions paid on OP Units	(109,132)	(104,111)	(97,525)
Purchase of noncontrolling interest	(3,258)	—	—
Distributions paid to noncontrolling interests	(970)	(4,384)	(702)
Contributions from noncontrolling interests	444	648	201
Other financing activity	(2,076)	(4,523)	(14)
Net cash provided by financing activities	59,796	16,758	77,038
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(31,804)	26,229	(21,473)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	49,878	23,649	45,122
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$18,074	$49,878	$23,649

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net of capitalized interest	$56,968	$50,294	$58,788
Supplemental Disclosures of Non-Cash Activities:
Retirement of fully depreciated and amortized assets	$32,935	$34,752	$25,379
Assumption of mortgage notes in connection with real estate acquired	$—	$22,958	$20,310
Change in capital expenditures accruals	$20,903	$(22,609)	$(10,037)
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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2016, DCT owned approximately 96.3% of the outstanding equity interests in the Operating Partnership.

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
In May 2015, we determined that we had been the victim of a criminal fraud involving the impersonation of our Chief Executive Officer resulting in our transfer of $6.1 million to third-party overseas accounts. As a result of efforts working with our bank and federal law enforcement authorities, we have recovered approximately $3.0 million of the amount transferred.  In addition, we have incurred $0.3 million of other costs related to the investigation of this incident. We filed a claim with our insurance carriers related to this incident and received $0.8 million in insurance proceeds through December 31, 2015.  Accordingly, during the year ended December 31, 2015, we recorded an expense of $2.6 million in “General and administrative” expense related to this incident and the associated internal investigation. We do not expect any additional recoveries in the future.
As of December 31, 2016, the Company owned interests in approximately 74.0 million square feet of properties leased to approximately 900 customers, including:

•	64.7 million square feet comprising 401 consolidated operating properties that were 97.2% occupied;

•
7.8 million square feet comprising 23 unconsolidated properties that were 97.8% occupied and which we operated on behalf of two institutional capital management partners and an unconsolidated joint venture;

•	0.3 million square feet comprising three consolidated properties under redevelopment; and

•	1.2 million square feet comprising four consolidated properties in development.
In addition, the Company has 10 projects under construction and several projects in pre-development. See "Note 3 – Investment in Properties" for further details.

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
We analyze our joint ventures in accordance with U.S. generally accepted accounting principles ("GAAP") to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors (or equivalent body), the size of our investment (including loans), our obligation or right to absorb its losses or receive its benefits and our ability to participate in major decisions.
If a joint venture does not meet the characteristics of a VIE, we apply the voting interest model to determine whether the entity should be consolidated. Our ability to assess our influence or control over an entity affects the presentation of these investments in the Consolidated Financial Statements and our financial position and results of operations.
As described below in "New Accounting Standards", in 2016 we concluded our Operating Partnership meets the criteria of a VIE as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership. Under the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), DCT is the primary beneficiary of the Operating Partnership as we have the obligation to absorb losses and receive benefits, and the power to control substantially all of the activities which most significantly impact the economic performance of the Operating Partnership. Accordingly, the Operating Partnership continues to be consolidated within DCT’s financial statements.
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

Interest is capitalized based on actual capital expenditures from the period when development or redevelopment commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period. We also capitalize interest on our qualifying investments in unconsolidated joint ventures based on the average capital invested in a venture during the period when the venture has activities in progress necessary to commence its planned principal operations, at our weighted average borrowing rate during the period. A “qualifying investment” is an investment in an unconsolidated joint venture provided that our investee’s activities include the use of funds to acquire qualifying assets, such as development or pre-development activities, and planned principal operations have not commenced.
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

Effective January 1, 2014, we adopted accounting standards update (“ASU”) No. 2014–08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, for all properties not previously sold or classified as held for sale. ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Prior to January 1, 2014, properties identified as held for sale and/or disposed of are presented in discontinued operations for all periods presented.

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
For the years ended December 31, 2015 and 2014, we recognized impairment losses of approximately $2.3 million on the disposition of two properties in our East operating segment and $5.6 million on the disposition of four properties and one property held for sale in our East and Central operating segments, respectively. The estimated fair values of the impaired properties were based upon the contractual sales price, a Level 2 fair value measurement. No impairment losses were recognized during the year ended December 31, 2016.
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
Investment properties that were contributed to unconsolidated joint ventures prior to the adoption of ASU 2014–08 are not considered discontinued operations due to our continuing involvement through maintaining an ownership interest in these investment properties and continuing to act as manager of the assets. We recognize any gains from the contribution of investment properties into an unconsolidated joint venture if the recognition criteria have been met and the cash received is not required to be reinvested. Such gains are recognized to the extent of the outside ownership interest in the joint venture in our Consolidated Statements of Operations under the heading of “Gain on dispositions of real estate interests.” Any gain related to the remaining proceeds reduces our basis in the investment in the unconsolidated joint venture, and is recognized into earnings over the weighted average life of the related property’s real estate assets. We recognize our proportionate share of the ongoing earnings or losses of each unconsolidated joint venture in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

Impairment of Investments in and Advances to Unconsolidated Joint Ventures
We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary. These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the Consolidated Financial Statements. See "Note 4 – Investments in and Advances to Unconsolidated Joint Ventures" for additional information.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that these short-term instruments are not exposed to any significant credit risk.
Restricted Cash
Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions. For the years ended December 31, 2016 and December 31, 2015, approximately $4.8 million and $28.4 million, respectively, of restricted cash was included in “Cash, Cash Equivalents and Restricted Cash" in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions. For the year ended December 31, 2015, the funds that had been obtained in tax deferred, like-kind exchange transactions were utilized during the year ended December 31, 2016.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2016	2015
Cash and cash equivalents	$10,286	$18,412
Restricted cash	7,346	31,187
Restricted cash included in Other assets, net	442	279
Total Cash, cash equivalents and restricted cash	$18,074	$49,878
Straight-line Rent and Other Receivables
Straight-line rent and other receivables include all straight-line rent and current accounts receivable, net of allowances. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2016 and 2015, our allowance for doubtful accounts was approximately $0.4 million and $0.3 million, respectively.
Debt
Debt consists of fixed and variable rate secured mortgage notes, senior unsecured notes and bank unsecured credit facilities. Discounts and premiums to the principal amounts are included in the carrying value of debt and amortized to “Interest expense” over the remaining life of the underlying debt. As of December 31, 2016 and 2015, the aggregated premium balance, net of accumulated amortization, was approximately $0.1 million and $1.7 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the amortization of all premiums/discounts resulted in a reduction of interest expense of approximately $1.5 million, $2.8 million and $1.8 million, respectively, including amounts from discontinued operations.
Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Debt issuance costs related to line-of-credit arrangements are presented as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to “Interest expense” over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $5.8 million and $3.9 million as of December 31, 2016 and 2015, respectively. Our interest expense for the years ended December 31, 2016, 2015 and 2014 includes approximately $2.5 million, $2.3 million and $2.2 million for the amortization of loan costs, respectively.
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
Comprehensive Income
We report comprehensive income in our Consolidated Statements of Comprehensive Income. Amounts reported in “Accumulated other comprehensive loss” related to settled hedging transactions will be amortized to “Interest expense” as the hedged forecasted transactions occur. Any ineffectiveness related to our hedging transactions is reported in our Consolidated Statements of Operations. See "Note 5 – Financial Instruments and Hedging Activities" for additional information.
Revenue Recognition
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained investment tax credits) of the leased building. Generally our leases do not meet any of the other criteria above and accordingly are classified as operating leases. The Company’s weighted average lease term based on square feet is 6.5 years.

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $20.7 million, $7.1 million and $9.9 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

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
Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. Tenant recovery income recognized as “Rental revenues” was approximately $92.0 million, $82.3 million and $76.5 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.  The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $2.9 million, $3.0 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum base rental payment, i.e., cash received for monthly contractual rent, due to us from our customers under the terms of non-cancelable operating leases that have commenced as of December 31, 2016 were as follows (in thousands):

Year Ended December 31,	Amounts
2017	$274,442
2018	243,766
2019	210,977
2020	180,798
2021	134,173
Thereafter	372,505
Total	$1,416,661
The schedule above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.
Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. During the years ended December 31, 2016, 2015 and 2014, early lease termination fees were approximately $0.9 million, $2.5 million and $2.1 million, respectively.
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
For our taxable REIT subsidiaries, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for U.S. federal income tax purposes, as well as interest and loss carryforwards, and are measured using current enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits, if any, as general and administrative expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax expense. We had no interest expense or penalties related to unrecognized tax benefits for the years ended December 31, 2016, 2015 or 2014.
We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2016 and 2015, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Our federal income tax returns and income tax returns for various state and local jurisdictions are subject to examination by the Internal Revenue Service for the year ended December 31, 2012 and subsequent years.

New Accounting Standards
In May 2014, the Financial Accounting Standards Boards (“FASB”) issued an ASU that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB subsequently issued additional ASU's which improve guidance and provide clarification of the new standard. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company expects to adopt the standard effective January 1, 2018 and utilize the modified retrospective transition method. Given the nature of our business, our primary revenue stream is from relatively short lived leases with tenants. We do not expect the adoption of this standard to have a significant impact on our Consolidated Financial Statements and related disclosures.
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
In October 2016, the FASB issued an update to this ASU that modifies the evaluation method for an entity determining whether it is the primary beneficiary of a VIE. The guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted, and we adopted this guidance retrospectively in 2016. The adoption of the ASU did not result in any changes to our conclusions regarding consolidation or deconsolidation of entities and did not have an impact in our Consolidated Financial Statements.
In February 2016, the FASB issued an ASU that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which we are the lessee will generally be accounted for as operating leases and we will record a lease asset and a lease liability. The new standard requires lessors to account for leases using an approach that is substantially the same as existing guidance for sales-type leases, direct financing leases and operating leases. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for fiscal years beginning after December 15, 2016. Leases in which we are the lessor will continue to be accounted for as operating leases with minimal impact on the Company's financial condition or results of operation. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to use certain transition relief. The Company expects to adopt this standard effective January 1, 2019. The adoption of this guidance will impact our current policy to capitalize internal direct costs related to the successful origination of new leases, which are currently being amortized over the lease term, as internal costs will be expensed.
In March 2016, the FASB issued an ASU that simplifies the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We will adopt this guidance effective January 1, 2017. The adoption of the guidance will not have a significant impact on our Consolidated Financial Statements.
In August 2016, the FASB issued an ASU that clarifies how companies should classify certain cash receipts and payments on the statement of cash flows, including equity method investee distributions, insurance proceed settlements and contingent consideration payments made following a business combination. The new standard also clarifies the predominance principle applied when cash receipts and payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, and we adopted this guidance retrospectively in 2016. The adoption of the guidance did not have an impact on our Consolidated Financial Statements or Consolidated Statements of Cash Flows.

In November 2016, the FASB issued an ASU that requires companies to combine restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, and we adopted this guidance retrospectively in 2016. As a result, we have included restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period total amounts on our Consolidated Statements of Cash Flows. The effects of this standard were applied retrospectively to all prior annual periods presented within these Consolidated Financial Statements. For the years ended December 31, 2015 and 2014 the effect of the change in accounting principle was the reduction in cash provided by operating activities of $1.3 million and $37,000, respectively, and the increase in cash used in investing activities of $28.7 million and decrease in cash used in investing activities of $8.8 million, respectively, on our Consolidated Statements of Cash Flows
In January 2017, the FASB issued an ASU that clarifies the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We intend to adopt this standard prospectively effective January 1, 2017. As a result, we anticipate that fewer of our acquisitions made in the normal course of business will meet the definition of a business, as our typical acquisitions consist of properties whereby substantially all of the fair value of gross assets acquired is concentrated in a single asset (land, building and in-place leases).

Note 3 – Investment in Properties
Our consolidated investment in properties consists of operating properties, properties under development, properties in pre-development, redevelopment properties and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	December 31, 2016	December 31, 2015
Operating properties	$4,177,642	$3,791,721
Properties under development	161,381	242,906
Properties in pre-development	52,998	41,313
Properties under redevelopment	29,754	56,943
Land held	7,698	7,698
Total investment in properties	4,429,473	4,140,581
Less accumulated depreciation and amortization	(839,773)	(742,980)
Net investment in properties	$3,589,700	$3,397,601
Acquisition Activity
2016 Acquisition Activity
During the year ended December 31, 2016, we acquired eight buildings totaling 1.0 million square feet for a total purchase price of $84.3 million. Related to these acquisitions, we incurred acquisition costs of approximately $1.1 million during the year ended December 31, 2016, included in “General and administrative” in our Consolidated Statements of Operations. The table below presents a summary of our acquisitions during 2016:

	Market	Number of Buildings	Square Feet
Central Operating Segment	Chicago	2	139,000
	Cincinnati	1	301,000
	Dallas	1	82,000
	Total	4	522,000
West Operating Segment	Denver	1	146,000
	Northern California	1	66,000
	Southern California	2	255,000
	Total	4	467,000
	Total Acquisitions	8	989,000

2015 Acquisition Activity
During the year ended December 31, 2015, we acquired 17 buildings totaling 2.4 million square feet for a total purchase price of $153.1 million. Related to these acquisitions, we incurred acquisition costs of approximately $1.9 million during the year ended December 31, 2015, included in “General and administrative” in our Consolidated Statements of Operations. The table below presents a summary of our acquisitions during 2015:

	Market	Number of Buildings	Square Feet
East Operating Segment	Atlanta	3	584,000
	Miami	1	54,000
	Total	4	638,000
Central Operating Segment	Dallas	1	59,000
	Houston	2	321,000
	Total	3	380,000
West Operating Segment	Denver	5	691,000
	Northern California	2	448,000
	Phoenix	1	50,000
	Seattle	2	153,000
	Total	10	1,342,000
	Total Acquisitions	17	2,360,000
Development Activity
2016 Development Activity
Our properties under development include the following:

•
Four buildings totaling 1.2 million square feet that we completed shell construction on as of December 31, 2016 with cumulative costs of approximately $66.3 million and a projected investment of $78.5 million. These properties are 32.9% occupied based on weighted average square feet; and

•	Ten projects under construction totaling 2.6 million square feet with cumulative costs of approximately $96.7 million and a projected investment of $240.2 million.
During the year ended December 31, 2016, we acquired approximately 130.5 acres of land in the Baltimore/Washington D.C., Chicago, Dallas, Denver, Miami and Seattle markets for approximately $43.8 million that is under construction or held for future development.
2015 Development Activity
Our properties under development included the following:

•
Three buildings totaling 0.5 million square feet that we completed shell construction on as of December 31, 2015, including one building totaling 0.1 million square feet for which shell construction was complete upon acquisition. As of December 31, 2016, these buildings have been stabilized.

•	Thirteen projects under construction totaling 4.0 million square feet.

During the year ended December 31, 2015, we acquired ten land parcels totaling approximately 271.9 acres of land in the Atlanta, Baltimore/Washington D.C., Chicago, Dallas, Miami, Northern California and Orlando markets for approximately $54.9 million that are stabilized, under construction or held for future development. Additionally, during the year ended December 31, 2015, we acquired a parking lot located in a business park where we own several buildings.
During the year ended December 31, 2015, we recognized development profit, net of taxes, of approximately $2.6 million related to the sales of 8th & Vineyard C, 8th & Vineyard D and 8th & Vineyard E to third-parties. See "Note 12 – Related Party Transactions" for additional information.

Disposition Activity
2016 Disposition Activity
During the year ended December 31, 2016, we sold 15 consolidated operating properties, totaling 2.9 million square feet, to third-parties for gross proceeds of approximately $128.7 million. We recognized gains of approximately $49.9 million on the disposition of the properties. The table below presents a summary of our dispositions during 2016:

	Market	Number of Buildings	Square Feet
Central Operating Segment	Chicago	6	1,141,000
	Dallas	1	102,000
	Houston	3	273,000
	Indianapolis	3	823,000
	Louisville	1	506,000
	Total	14	2,845,000
West Operating Segment	Northern California	1	36,000
	Total Dispositions	15	2,881,000
2015 Disposition Activity
During the year ended December 31, 2015, we sold 30 consolidated operating properties, totaling 5.3 million square feet, to third-parties for gross proceeds of approximately $243.4 million. We recognized gains of approximately $77.9 million on the disposition of 28 properties. We recognized impairment losses of approximately $2.3 million on the disposition of two properties during 2015. The impairment losses are included in “Income from continuing operations” in the Consolidated Statements of Operations.

	Market	Number of Buildings	Square Feet
East Operating Segment	Atlanta	9	1,464,000
	Memphis	6	2,327,000
	New Jersey	3	242,000
	Pennsylvania	1	104,000
	Total	19	4,137,000
Central Operating Segment	Indianapolis	2	632,000
	Louisville	1	303,000
	Houston	8	229,000
	Total	11	1,164,000
	Total Dispositions	30	5,301,000
Intangible Lease Assets and Liabilities
Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see "Note 2 – Summary of Significant Accounting Policies" for additional information) was approximately $11.9 million, $14.5 million and $14.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Our intangible lease assets and liabilities included the following (in thousands):

	December 31, 2016				December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)	Gross	Accumulated Amortization	Net
Other intangible lease assets	$75,085	$(39,438)	$35,647	3	$79,718	$(35,993)	$43,725
Above market rent	$3,271	$(1,396)	$1,875	4	$4,702	$(2,280)	$2,422
Below market rent	$(33,029)	$11,608	$(21,421)	8	$(31,565)	$9,495	$(22,070)
The following table presents the estimated net amortization of such intangible assets and liabilities and the net impact to rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Other Intangible Lease Assets	Estimated Net Increase to Rental Revenues Related to Above and Below Market Rents
2017	$10,017	$2,717
2018	7,280	2,144
2019	5,748	1,695
2020	3,591	888
2021	1,951	735
Thereafter	7,060	11,367
Total	$35,647	$19,546
Casualty Events
During 2016, we recorded casualty gains in our Consolidated Statements of Operations of approximately $2.8 million primarily related to insurance settlements from casualty events in our Dallas and Northern California markets.
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
During December 2016, the DCT/SPF Industrial Operating LLC joint venture acquired a 10.8 acre parking lot adjacent to a property located in the Cincinnati market owned by the venture. Our share of the purchase price was approximately $0.5 million.
During September 2016, the TRT-DCT Venture III disposed of one property. We received distributions of approximately $0.5 million from our share of the gross proceeds and recognized our share of the gain on the sale of approximately $0.1 million, which is included in "Equity in earnings of unconsolidated joint ventures, net" in our Consolidated Statements of Operations.
During September 2016, the Southern California Logistics Airport ("SCLA") joint venture completed development activities and stabilized one building totaling 0.4 million square feet.
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

The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of December 31, 2016		Investments in and Advances to as of
Unconsolidated Joint Ventures	Ownership Percentage	Number of Buildings	December 31, 2016	December 31, 2015
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$37,588	$38,153
TRT-DCT Venture III	10.0%	3	1,546	1,972
Total Institutional Joint Ventures		16	39,134	40,125
Other:
SCLA(1)	50.0%	7	56,472	42,510
Total		23	$95,606	$82,635

(1)
Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

Our aggregate investment in these unconsolidated joint ventures at December 31, 2016 and 2015 of approximately $95.6 million and $82.6 million, respectively, exceeds our share of the underlying equity in the net assets of the joint ventures by approximately $13.0 million and $13.8 million, respectively, primarily due to costs incurred in connection with the ventures and capitalized interest prior to commencement of planned principal operations.

Institutional Capital Management Joint Ventures
DCT/SPF Industrial Operating LLC
During 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”) that owns and operates industrial properties located in the U.S. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2016 our ownership interest is 20.0%. As a result of our contribution of properties into the JP Morgan Venture in 2007, we have deferred gains of $2.4 million as of December 31, 2016, which will be recognized through earnings over the weighted average life of the related properties, or upon disposition of the properties to a third-party.
TRT-DCT Industrial Joint Ventures III
We formed a joint venture with DCDPF, TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”), on September 9, 2008. Our ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2016 our ownership interest is 10%.
Development Projects in Unconsolidated Joint Ventures
SCLA
During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, (“Stirling”), an unrelated third-party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as SCLA. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including certain extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions. As of December 31, 2016, the SCLA joint venture owned seven operating buildings comprised of 2.6 million square feet which were 99.9% occupied, an additional 143.9 acres of land available for development and 15.8 acres that is classified as under construction for the development of a 0.4 million square foot property.

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
As noted above during 2015 the venture sold its last property to a third-party. As a result of capitalized development costs, we had deferred expenses of $0.4 million that were recognized during 2015 upon the disposition of the venture’s property.
IDI/DCT Buford, LLC
During 2008, we entered into a joint venture agreement with IDI to form IDI/DCT Buford, LLC. As noted above during 2015, we purchased our partner’s 25.0% interest in a land parcel and consolidated the land as of December 31, 2016.
Guarantees
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we do not believe we have any material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
As of December 31, 2016 and 2015, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of December 31, 2016		As of December 31, 2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings:(1)
Senior unsecured revolving credit facility	$75,000	$75,000	$70,000	$70,000
Fixed rate debt(2)	$1,411,349	$1,475,605	$1,268,596	$1,310,388
Variable rate debt	$150,000	$150,427	$225,000	$222,649

Interest rate contracts:
Interest rate swap asset(3)	$2,084	$2,084	$219	$219

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

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 (in thousands). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations for Level 3 liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the years ended December 31, 2016 and 2015 (in thousands).

	During the Year Ended December 31,
	2016	2015
Level 3 Assets (Liabilities):
Interest Rate Swaps:
Beginning balance at January 1	$219	$(167)
Net unrealized gain (loss) included in accumulated other comprehensive income	(1,126)	73
Realized loss recognized in interest expense	2,991	313
Ending balance at December 31	$2,084	$219
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
For derivatives designated as “cash flow” hedges, the effective portion of the change in the fair value of the derivative is initially reported in OCI in our Consolidated Statements of Comprehensive Income (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s change in fair value is recognized directly into earnings. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of December 31, 2016 and 2015, we had borrowings payable subject to these pay-fixed, receive-floating interest swaps with aggregate principal balances of approximately $6.6 million and $6.8 million, respectively.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the years ended December 31, 2016 and 2015, we recorded approximately $(0.4) million and $0.0 million, respectively, of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). As of December 31, 2016 and 2015, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest swap.

The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of loss recognized in OCI for effective portion of derivatives	$(1,068)	$(463)	$(1,159)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(6,611)	$(4,785)	$(4,670)
Amount of gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$(414)	$—	$—
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $5.7 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness
As of December 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2015, our outstanding indebtedness of $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of December 31, 2016, the gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. As of December 31, 2015, the total gross book value of our consolidated properties was approximately $4.1 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of December 31, 2016 and 2015.

Our outstanding indebtedness is summarized below (in thousands, footnotes on following page):

			As of December 31,
	Interest Rate(1)	Maturity Date	2016	2015
Senior Unsecured Notes:
9 year, fixed rate	5.43%	Apr-20	$50,000	$50,000
10 year, fixed rate(2)	5.77%	Apr-16	—	50,000
Private Placement 7 year, fixed rate	6.31%	Jun-17	51,000	51,000
Private Placement 8 year, fixed rate	6.52%	Jun-18	41,500	41,500
Private Placement 11 year, fixed rate	6.95%	Jun-21	77,500	77,500
2011 Private Placement 5 year, fixed rate	4.02%	Aug-16	—	49,000
2011 Private Placement 7 year, fixed rate	4.69%	Aug-18	40,000	40,000
2011 Private Placement 8 year, fixed rate	4.97%	Aug-19	46,000	46,000
2011 Private Placement 10 year, fixed rate	5.42%	Aug-21	15,000	15,000
2011 Private Placement 11 year, fixed rate	5.50%	Aug-22	40,000	40,000
2011 Private Placement 12 year, fixed rate	5.57%	Aug-23	35,000	35,000
2012 Private Placement 10 year, fixed rate(2)	4.21%	Sep-22	90,000	90,000
2016 Private Placement 8 year, fixed rate	3.75%	Aug-24	80,000	—
2016 Private Placement 10 year, fixed rate	3.92%	Aug-26	90,000	—
2016 Private Placement 12 year, fixed rate	4.02%	Aug-28	80,000	—
2013 Bonds, 10 year, fixed rate(2)	4.50%	Oct-23	275,000	275,000
Mortgage Secured Notes:
Airport Distribution Center	6.88%	Apr-17	17,439	17,789
1725 Puyallup Street	6.11%	Apr-17	3,470	3,554
6740 Dorsey	5.62%	Jun-17	8,200	8,200
State Highway 225	6.25%	Aug-17	5,451	5,607
Miami Commerce Center	6.91%	Oct-18	1,200	1,823
Cabot	6.17%	Feb-19	47,808	48,710
Cabot(2)	6.11%	Feb-20	62,295	63,490
6400 Hollister	6.70%	Apr-20	6,075	6,240
7425 Pinemont	6.25%	Jul-20	2,367	2,410
1050 Northbrook Parkway	5.50%	Jan-21	2,690	2,863
1625 Rollins Road	4.25%	Dec-21	17,451	17,997
Haven A	7.29%	Oct-22	5,572	6,325
1450 Remington Blvd	6.72%	Nov-22	5,912	6,716
Haven G	4.72%	Jun-23	898	921
740 Palmyrita	4.72%	Jun-23	5,729	5,878
6th & Rochester	4.96%	Aug-23	2,326	2,613
1555 Oakley Industrial Blvd	5.75%	Aug-25	5,327	5,794
Total			1,211,210	1,066,930
Premiums/Discounts, Net of Amortization	N/A		139	1,666
Deferred Loan Costs, Net of Amortization	N/A		(4,956)	(3,909)
Total Senior Unsecured Notes and Mortgage Notes, net	N/A		1,206,393	1,064,687
Bank Unsecured Credit Facilities
Senior unsecured revolving credit facility	1.72%	Apr-19	75,000	70,000
2017 Notes, variable rate	1.82%	Apr-17	25,000	100,000
2020 Notes, variable rate	1.82%	Apr-20	125,000	125,000
2022 Notes, fixed rate	3.31%	Dec-22	200,000	200,000
Deferred Loan Costs, Net of Amortization(3)			(2,465)	(3,215)
Total Bank Unsecured Credit Facilities			422,535	491,785
Total Carrying Value of Debt			$1,628,928	$1,556,472

Fixed Rate Debt(4)	4.80%		$1,411,210	$1,266,930
Premiums/Discounts, Net of Amortization	N/A		139	1,666
Deferred Loan Costs, Net of Amortization(3)	N/A		(7,421)	(7,124)
Variable Rate Debt(4)	1.78%		225,000	295,000
Total Carrying Value of Debt	N/A		$1,628,928	$1,556,472

(1)	Interest rates for fixed rate debt are stated rates. Interest rates for variable rate debt are the interest rate charged as of the last payment in 2016.

(2)	We settled certain derivative instruments related to these notes and the settlement amount of these derivative instruments are amortized to interest expense over the life of the assigned notes.

(3)	Excludes deferred loan costs for line-of-credit arrangements, net of amortization, of approximately $2.2 million and $3.1 million as of December 31, 2016 and 2015, respectively.

(4)	Weighted average interest rates are based upon outstanding balances as of December 31, 2016.
Debt Issuance, Payoffs and Refinancing
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
During December 2015, we entered into a $200.0 million variable rate senior unsecured term loan which matures on December 10, 2022 and bears interest at a variable rate equal to 1 month USD LIBOR, plus a margin, depending on our public debt credit rating, of between 1.45% to 2.40% per annum or, at our election, an alternate base rate plus a margin of between 0.45% to 1.40% per annum. We primarily used the proceeds to paydown the senior unsecured revolving credit facility and for general corporate purposes. On December 11, 2015, we entered into a pay-fixed, receive-floating interest rate swap which effectively fixes the interest rate on the term loan at 3.31% through maturity, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor. In the event that USD LIBOR was negative, the Company would make payments to the hedge counterparty equal to the spread between USD LIBOR and zero.
During August 2016, we issued $250.0 million of fixed rate senior unsecured notes in a private placement offering. The notes have an average term of 10 years, a weighted average interest rate of 3.90% and require semi-annual interest payments. We primarily used the proceeds to paydown our senior unsecured revolving credit facility, payoff a $49.0 million senior unsecured note at maturity and for the early payoff of a $75.0 million portion of our $100.0 million senior unsecured term loan maturing in April 2017.
Debt Assumptions
During the year ended December 31, 2015, we assumed two mortgage notes with aggregate outstanding balances totaling $21.1 million in connection with property acquisitions. We recorded a $1.9 million premium in connection with the assumption of these notes.
Line of Credit
As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2015, we had $70.0 million outstanding and $326.5 million available under our senior unsecured revolving credit facility, net of one letter of credit totaling $3.5 million.
Guarantee of Debt
DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the bank unsecured credit facilities.
Interest Expense and Capitalized Interest
During the years ended December 31, 2016, 2015 and 2014, we incurred interest expense of approximately $73.9 million, $69.9 million and $72.3 million, respectively. We capitalized approximately $9.9 million, $15.8 million and $9.1 million of interest in 2016, 2015 and 2014, respectively, associated with certain development, redevelopment and other construction activities.

Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs as of December 31, 2016 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2017	$51,000	$41,079	$25,000	(1)	$117,079
2018	81,500	6,747	—		88,247
2019	46,000	51,344	75,000		172,344
2020	50,000	71,933	125,000	(1)	246,933
2021	92,500	18,436	—		110,936
Thereafter	690,000	10,671	200,000	(1)	900,671
Total	$1,011,000	$200,210	$425,000		$1,636,210

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

Note 7 – Commitments and Contingencies
Legal Matters
We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.
Operating Leases
The following table presents our contractual obligations as of December 31, 2016, specifically our obligations under operating lease agreements and ground lease agreements (in thousands):

Year Ended December 31,	Operating Leases	Ground Leases
2017	$731	$565
2018	1,116	564
2019	1,054	558
2020	1,026	551
2021	765	551
Thereafter	1,598	8,580
Total	$6,290	$11,369
Substantially all of the office space and equipment subject to the operating leases are for the use at our corporate, regional and market offices. Rent expense recognized was approximately $1.2 million, $1.1 million and $1.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Note 8 – Noncontrolling Interests
DCT
Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third party partners in consolidated real estate investments, including related parties as discussed in "Note 12 – Related Party Transactions." Our noncontrolling interests held by third-party partners in our consolidated joint ventures totaled $13.1 million and $12.7 million as of December 31, 2016 and 2015, respectively.

The following table presents the noncontrolling interests’ share of consolidated net income (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Noncontrolling interests’ share of income from continuing operations	$(4,976)	$(8,917)	$(2,801)
Noncontrolling interests’ share of income from discontinued operations	—	—	(283)
Net income attributable to noncontrolling interests	$(4,976)	$(8,917)	$(3,084)
Operating Partnership
Equity interests in the Operating Partnership held by third parties and LTIP Units, as defined in "Note 9 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership," are classified as permanent equity of the Operating Partnership and as noncontrolling interests of DCT in the Consolidated Balance Sheets.
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
DCT
Common Stock
As of December 31, 2016 and 2015, approximately 91.5 million and 88.3 million shares of common stock were issued and outstanding, respectively.
On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013. During the year ended December 31, 2016, we issued approximately 2.5 million shares of common stock through the continuous equity offering program, at a weighted average price of $43.98 per share for proceeds of approximately $107.0 million, net of offering expenses. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments and repaying debt. As of December 31, 2016, approximately 2.5 million shares of common stock remain available to be issued under the current offering.
During the year ended December 31, 2014, approximately 4.1 million shares were issued through our previous continuous equity offering program, at an average price of $30.98 per share for proceeds of approximately $126.6 million, net of offering expenses. The proceeds from the sale of shares were used for general corporate purposes, including funding acquisitions and repaying debt. As of December 31, 2016 and 2015, no shares were available to be issued under this offering program.
On November 7, 2014, we issued 3.4 million shares of common stock in a public offering at a price of $33.68 per share for proceeds of approximately $112.4 million, net of offering expenses. The proceeds were used for acquisitions, development activities, repayment of debt and other general purposes.
During the years ended December 31, 2016, 2015 and 2014, we issued approximately 0.1 million, 0.1 million and 0.1 million, respectively, shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.
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
As of December 31, 2016 and 2015, DCT owned approximately 96.3% and 95.6%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.
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
During the years ended December 31, 2016, 2015 and 2014, approximately 0.7 million, 0.3 million and 0.4 million OP Units were redeemed for approximately $5.2 million, $4.1 million and $1.0 million in cash and approximately 0.6 million, 0.2 million and 0.3 million shares of DCT common stock, respectively. The OP Unit redemptions exclude LTIP Unit redemptions, see "LTIP Units" within “Note 11 – Equity Based Compensation" for further details.
As of December 31, 2016, 2015 and 2014, there were approximately 3.5 million, 4.0 million and 4.2 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $168.9 million, $150.9 million and $149.8 million based on the $47.88, $37.37 and $35.66 per share closing price of DCT’s common stock on December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, 2015 and 2014, included in OP Units were approximately 0.7 million, 0.6 million and 0.4 million vested LTIP Units issued under our Long-Term Incentive Plan, respectively.
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
Preferred Shares
Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2016 and 2015, we had no outstanding shares of preferred stock.
Shares-in-Trust
Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of 100,000,000 shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2016 and 2015, we had no outstanding shares-in-trust.

Distributions
Our distributions are calculated based upon the total number of shares of our common stock and OP Units outstanding on the distribution record date as declared by our board of directors. We accrue and pay distributions on a quarterly basis. The following table presents the distributions that have been paid and/or declared to date by our board of directors:

Amount Declared During Quarter Ended in 2016:	Per Share	Date Paid
December 31,	$0.31	January 5, 2017
September 30,	0.29	October 19, 2016
June 30,	0.29	July 13, 2016
March 31,	0.29	April 13, 2016
Total 2016	$1.18

Amount Declared During Quarter Ended in 2015:		Date Paid
December 31,	$0.29	January 7, 2016
September 30,	0.28	October 14, 2015
June 30,	0.28	July 15, 2015
March 31,	0.28	April 15, 2015
Total 2015	$1.13

Amount Declared During Quarter Ended in 2014:		Date Paid
December 31,	$0.28	January 10, 2015
September 30,	0.28	October 15, 2014
June 30,	0.28	July 16, 2014
March 31,	0.28	April 16, 2014
Total 2014	$1.12
Note 10 – Net Earnings per Share/Unit
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

DCT
The following table presents the computation of basic and diluted net earnings per common share (in thousands, except per share amounts):

	For the Year Ended December 31,
	2016	2015	2014
Net Earnings per Common Share – Basic and Diluted
Numerator
Income from continuing operations	$98,036	$102,965	$46,531
Income from continuing operations attributable to noncontrolling interests	(4,976)	(8,917)	(2,801)
Income from continuing operations attributable to common stockholders	93,060	94,048	43,730
Less: Distributed and undistributed earnings allocated to participating securities	(669)	(678)	(677)
Numerator for adjusted income from continuing operations attributable to common stockholders	92,391	93,370	43,053
Income from discontinued operations	—	—	5,717
Noncontrolling interests' share of income from discontinued operations	—	—	(283)
Numerator for income from discontinued operations attributable to common stockholders	—	—	5,434
Adjusted net income attributable to common stockholders	$92,391	$93,370	$48,487

Denominator
Weighted average common shares outstanding – basic	89,867	88,182	83,280
Effect of dilutive securities:
Stock options and phantom stock	115	332	292
Weighted average common shares outstanding – diluted	89,982	88,514	83,572

Net Earnings per Common Share – Basic:
Income from continuing operations	$1.03	$1.06	$0.52
Income from discontinued operations	0.00	0.00	0.06
Net income attributable to common stockholders	$1.03	$1.06	$0.58

Net Earnings per Common Share – Diluted:
Income from continuing operations	$1.03	$1.05	$0.52
Income from discontinued operations	0.00	0.00	0.06
Net income attributable to common stockholders	$1.03	$1.05	$0.58

Operating Partnership
The following table presents the computation of basic and net diluted earnings per common unit (in thousands, except per unit amounts):

	For the Year Ended December 31,
	2016	2015	2014
Net Earnings per OP Unit – Basic and Diluted:
Numerator
Income from continuing operations	$98,036	$102,965	$46,531
Income from continuing operations attributable to noncontrolling interests	(924)	(4,409)	(526)
Income from continuing operations attributable to OP Unitholders	97,112	98,556	46,005
Less: Distributed and undistributed earnings allocated to participating securities	(669)	(678)	(677)
Numerator for adjusted income from continuing operations attributable to OP Unitholders	96,443	97,878	45,328
Income from discontinued operations	—	—	5,717
Noncontrolling interests' share of income from discontinued operations	—	—	—
Numerator for income from discontinued operations attributable to OP Unitholders	—	—	5,717
Adjusted net income attributable to OP Unitholders	$96,443	$97,878	$51,045

Denominator
Weighted average OP Units outstanding – basic	93,779	92,409	87,611
Effect of dilutive securities:
Stock options and phantom stock	115	332	292
Weighted average OP Units outstanding – diluted	93,894	92,741	87,903

Net Earnings per OP Unit – Basic:
Income from continuing operations	$1.03	$1.06	$0.52
Income from discontinued operations	0.00	0.00	0.06
Net income attributable to OP Unitholders	$1.03	$1.06	$0.58

Net Earnings per OP Units – Diluted:
Income from continuing operations	$1.03	$1.06	$0.52
Income from discontinued operations	0.00	0.00	0.06
Net income attributable to OP Unitholders	$1.03	$1.06	$0.58
DCT and the Operating Partnership
Potentially Dilutive Shares
For the years ended December 31, 2016, 2015 and 2014, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 3.9 million, 4.2 million and 4.3 million OP Units, respectively, because their effect would be anti-dilutive.

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
Restricted Stock
Restricted stock is recorded at fair value on the date of grant and amortized on a straight-line basis over the service period during which the stock vests. Restricted stock generally vests ratably over a period of four to five years, depending on the grant.
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
During the year ended December 31, 2016, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $6.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 23% and a weighted average risk-free interest rate of 1.28%.
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

Additionally, in December 2015, we entered into a resignation agreement and consulting agreement with a senior executive. We recognized $3.6 million of expense for the year ended December 31, 2015 in “General and administrative” expense in our Consolidated Statement of Operations related to the following equity grants. Approximately 61,000 LTIP Units were granted, of which approximately 35,000 LTIP Units vested immediately and 26,000 LTIP Units vest over a one year period. The fair value of the awards was $2.1 million as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23% and a weighted average risk-free rate of 1.76%. Additionally, vesting was accelerated on approximately 38,000 of unvested LTIP Units and approximately 6,000 LTIP Units were accelerated to vest within one year resulting in an additional $1.5 million of expense for the year ended December 31, 2015.
During the year ended December 31, 2014, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a period of four to five years with a total fair value $4.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 40% and a weighted average risk-free interest rates of 1.47%.

The following table summarizes the number of awards redeemed and converted to DCT’s common stock on a one for one basis, the fair value at vesting date for the awards vested during the period and the number of awards outstanding at period end related to phantom shares, restricted stock and LTIP Units:

	Phantom Shares	Restricted Stock	LTIP Units(1)
During the year ended December 31, 2016:
Common stock issued for vested units (in thousands)	4	38	111
Fair value of units vested (in millions)	$0.6	$1.7	$10.7
Units outstanding at end of period (in thousands)	85	109	1,168
During the year ended December 31, 2015:
Common stock issued for vested units (in thousands)	4	58	60
Fair value of units vested (in millions)	$0.5	$2.1	$6.3
Units outstanding at end of period (in thousands)	75	107	1,097
During the year ended December 31, 2014:
Common stock issued for vested units (in thousands)	4	48	8
Fair value of units vested (in millions)	$0.4	$1.4	$4.9
Units outstanding at end of period (in thousands)	65	164	896

(1)	During the years ended December 31, 2016 and 2015, approximately 13,000 and 8,000 LTIP Units were redeemed for approximately $0.5 million and $0.3 million in cash, respectively.
The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands):

	Phantom Shares		Restricted Stock		LTIP Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	14	$30.68	138	$25.20	443	$24.16
Granted	16	31.28	83	29.84	154	27.69
Vested	(14)	30.68	(48)	23.93	(140)	23.16
Forfeited	—	—	(9)	27.80	—	—
Unvested at December 31, 2014	16	$31.28	164	$27.77	457	$25.66
Granted	15	33.70	28	37.68	315	35.17
Vested	(16)	31.28	(58)	26.57	(178)	24.56
Forfeited	—	—	(28)	30.21	(47)	30.57
Unvested at December 31, 2015	15	$33.70	106	$30.33	547	$27.13
Granted	14	41.43	54	36.25	194	32.71
Vested	(15)	33.70	(45)	28.50	(281)	30.84
Forfeited	—	—	(6)	34.14	—	—
Unvested at December 31, 2016	14	$41.43	109	$33.80	460	$32.42

Stock Options
The Company may grant stock options to certain employees pursuant to our Long-Term Incentive Plan, as amended. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. No stock options were granted under our Long-Term Incentive Plan, as amended, prior to 2007. During the year ended December 31, 2016, we issued approximately 23,000 shares of common stock upon the exercise of options to purchase DCT’s common stock by certain employees. There were no options granted during the years ended December 31, 2016, 2015 and 2014.
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
The following table presents total options outstanding, granted, exercised, and expired or forfeited, as well as the total options exercisable as of December 31, 2016 (number of options and intrinsic value in thousands):

	Independent Director Option Plan	Long-Term Incentive Plan	Weighted Average Option Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Issued and outstanding as of December 31, 2013	11	646	$27.48
Granted	—	—	—	$—
Exercised	—	(192)	16.82			$3,154
Forfeited and/or expired	(2)	(3)	38.75
Issued and outstanding as of December 31, 2014	9	451	$31.78
Granted	—	—	—	$—
Exercised	—	(116)	24.26			$1,391
Forfeited and/or expired	(5)	(9)	32.42
Issued and outstanding as of December 31, 2015	4	326	$34.40
Granted	—	—	—	$—
Exercised	(3)	(159)	36.67			$1,545
Forfeited and/or expired	(1)	(1)	44.69
Issued and outstanding as of December 31, 2016	0	166	$32.09		1.5	$2,619
Exercisable as of December 31, 2016	0	166	$32.09		1.5	$2,619

Equity Compensation Expense
The following table summarizes the amount recorded in “General and administrative” expense in our Consolidated Statement of Operations for the amortization of phantom shares, restricted stock, LTIP Units and stock options (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Phantom shares	$0.5	$0.5	$0.5
Restricted stock	1.4	1.3	1.5
LTIP Units	5.2	8.8	3.9
Stock options	—	—	0.1
Total Equity Compensation Expense	7.1	10.6	6.0
Less: Amount capitalized due to development and leasing activities	(1.4)	(1.6)	(1.2)
Net equity compensation	$5.7	$9.0	$4.8

The following table summarizes the remaining unrecognized expense and remaining period over which we expect to amortize the expense as of December 31, 2016 related to phantom shares, restricted stock, LTIP Units and stock options (dollars in millions):

	Unrecognized Expense as of December 31, 2016	Remaining Period to Recognize Expense
Phantom shares	$0.2	6 months
Restricted stock	$2.6	2.6 years
LTIP Units	$9.0	2.4 years
Stock options	$0.0	N/A

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
As of December 31, 2015, we completed the construction and disposition of five buildings and 0.8 acres of land in the joint venture to third-parties resulting in the disposition of all of the joint venture’s assets. The joint venture has liquidated the partnership as of December 31, 2016. We received a preferred return on our capital contributions of approximately $3.0 million and Iowa Investments, LLC received approximately $3.8 million which was recorded as non-controlling interest in our Consolidated Statement of Operations.
Southern California Consolidated Ventures
We entered into four agreements with entities also controlled by our former president, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk-industrial buildings located in the Southern California market. Entities controlled by a former executive have a weighted average ownership in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third-party. Each venture partner will earn returns in accordance with their ownership interests. We have controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.

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

Summary of Current and Deferred Income Taxes
Components of the provision (benefit) for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Income tax expense (benefit)
Current:
Federal	$—	$(62)	$89
State	678	556	735
Foreign	—	—	105
Total current tax expense (benefit)	$678	$494	$929

Deferred:
Federal	$(55)	127	$(875)
State	(32)	115	(239)
Total deferred tax expense (benefit)	$(87)	$242	$(1,114)

Total income tax expense (benefit)	$591	$736	$(185)

Consolidated Statements of Operations classification
Continuing operations expense (benefit)	$591	$736	$(217)
Discontinued operations expense	$—	$—	$32
Foreign income taxes are accrued for foreign countries in which DCT operates in accordance with the applicable local laws and regulations, taking into account provisions of applicable double tax treaties. During the year ended December 31, 2014, we incurred $105,000 of foreign income tax expense resulting from our operations in Mexico, which were disposed of during 2013. No foreign income tax (benefit) expense was incurred during the years ended December 31, 2016 and 2015.

Deferred Income Taxes
Deferred income taxes represent the tax effect of temporary differences between the book and tax basis of assets and liabilities. As of December 31, 2016, we had recorded a $2.6 million deferred tax asset, net of valuation allowance of $1.6 million, included in the Consolidated Balance Sheets in “Other assets, net”, and a $0.8 million deferred tax liability, included in the Consolidated Balance Sheets in “Other liabilities”, for federal and state income taxes on our taxable REIT subsidiaries. For the year ended December 31, 2016, net deferred taxes increased by $0.1 million. During the years ended December 31, 2016, 2015, and 2014 $0.1 million of deferred income tax benefit, $0.2 million of deferred income tax expense and $1.1 million of deferred income tax benefit, respectively, is included in “Income tax benefit (expense) and other taxes” in our Consolidated Statements of Operations. During the years ended December 31, 2015 and 2014, $0.6 million of income tax benefit and $1.2 million of tax expense, respectively, is included in “Development profit, net of taxes” in our Consolidated Statements of Operations. As of December 31, 2015, we had recorded a $2.6 million deferred tax asset, net of valuation allowance of $1.7 million, and a $0.8 million deferred tax liability for federal and state income taxes on our taxable REIT subsidiaries. Deferred tax assets (liabilities) were as follows (in thousands):

	As of December 31,
	2016	2015
Deferred taxes:
Depreciation and amortization	$2,055	$1,905
Section 163(j) interest limitations	1,390	1,390
Basis difference – investments in unconsolidated joint ventures	66	68
Net operating loss carryforwards	530	654
Other	175	234
Total deferred tax assets	$4,216	$4,251
Valuation allowance	(1,613)	(1,673)
Net deferred income tax assets	$2,603	$2,578

Basis difference – investment in properties	$(509)	$(509)
Basis difference – straight-line rent	(255)	(316)
Total deferred tax liabilities	$(764)	$(825)

Net deferred taxes	$1,839	$1,753

Note 14 – Segment Information
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income aggregated by segment to be the appropriate way to analyze performance. The following segment disclosures exclude the results from discontinued operations (see "Note 15 – Discontinued Operations and Assets Held for Sale" for additional information).

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Segments:
East assets	$1,077,749	$1,034,869	$1,010,263
Central assets	1,101,049	1,092,315	1,067,616
West assets	1,500,879	1,365,471	1,245,990
Total segment net assets	3,679,677	3,492,655	3,323,869
Non-segment assets:
Non-segment cash and cash equivalents	8,383	15,860	16,653
Other non-segment assets(1)	120,082	123,840	105,199
Total assets	$3,808,142	$3,632,355	$3,445,721

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
 The following table presents the rental revenues of our segments in continuing operations and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
East	$120,437	$106,350	$111,624
Central	128,964	130,791	128,567
West	141,959	115,950	94,596
Rental revenues	391,360	353,091	334,787
Institutional capital management and other fees	1,416	1,606	1,739
Total revenues	$392,776	$354,697	$336,526

The following table presents property net operating income of our segments in continuing operations and a reconciliation of our property NOI to our reported “Income from continuing operations” (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
East	$93,811	$80,231	$81,955
Central	90,665	92,099	87,281
West	110,067	88,547	71,241
Property NOI(1)	294,543	260,877	240,477
Institutional capital management and other fees	1,416	1,606	1,739
Gain on business combination	—	—	1,000
Gain on dispositions of real estate interests	49,895	77,871	39,671
Real estate related depreciation and amortization	(161,334)	(156,010)	(148,992)
Casualty and involuntary conversion gain	2,753	414	328
Development profit, net of taxes	—	2,627	2,016
General and administrative	(29,280)	(34,577)	(29,079)
Impairment losses	—	(2,285)	(5,635)
Equity in earnings of unconsolidated joint ventures, net	4,118	7,273	6,462
Interest expense	(64,035)	(54,055)	(63,236)
Interest and other income (expense)	551	(40)	1,563
Income tax benefit (expense) and other taxes	(591)	(736)	217
Income from continuing operations	$98,036	$102,965	$46,531

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

The following is a summary of the components of income from discontinued operations (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Rental revenues	$—	$—	$429
Rental expenses and real estate taxes	—	—	(19)
General and administrative expense	—	—	(38)
Operating income	—	—	372
Interest and other expense	—	—	(19)
Income tax expense and other taxes	—	—	(32)
Operating income and other income	—	—	321
Impairment losses	—	—	(132)
Gain on dispositions of real estate interests	—	—	5,528
Income from discontinued operations	$—	$—	$5,717

Note 16 – Quarterly Results (Unaudited)
DCT
The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2016 and 2015 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
Total revenues	$94,370	$95,902	$100,274	$102,230	$392,776
Total operating expenses	$70,982	$71,461	$69,072	$73,163	$284,678
Operating income	$23,388	$24,441	$31,202	$29,067	$108,098
Income from continuing operations	$38,346	$22,572	$16,389	$20,729	$98,036
Net income attributable to common stockholders	$36,391	$21,418	$15,560	$19,691	$93,060
Earnings per common share – basic:(1)
Income from continuing operations	$0.41	$0.24	$0.17	$0.21	$1.03
Income from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.41	$0.24	$0.17	$0.21	$1.03
Earnings per common share – diluted:(1)
Income from continuing operations	$0.41	$0.24	$0.17	$0.21	$1.03
Income from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.41	$0.24	$0.17	$0.21	$1.03
Basic common shares outstanding	88,384	89,748	90,250	91,069	89,867
Diluted common shares outstanding	88,750	90,184	90,723	91,185	89,982

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
Total revenues	$88,440	$88,538	$88,425	$89,294	$354,697
Total operating expenses	$70,985	$70,234	$70,478	$72,975	$284,672
Operating income	$17,455	$18,304	$17,947	$16,319	$70,025
Income from continuing operations	$30,301	$23,001	$9,079	$40,584	$102,965
Net income attributable to common stockholders	$28,745	$18,297	$8,457	$38,549	$94,048
Earnings per common share – basic:(1)
Income from continuing operations	$0.32	$0.21	$0.09	$0.44	$1.06
Income from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.32	$0.21	$0.09	$0.44	$1.06
Earnings per common share – diluted:(1)
Income from continuing operations	$0.32	$0.20	$0.09	$0.43	$1.05
Income from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.32	$0.20	$0.09	$0.43	$1.05
Basic common shares outstanding	88,090	88,187	88,207	88,241	88,182
Diluted common shares outstanding	88,419	88,486	88,526	88,614	88,514
(See footnote definition on next page)

Operating Partnership
The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2016 and 2015 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
Total revenues	$94,370	$95,902	$100,274	$102,230	$392,776
Total operating expenses	$70,982	$71,461	$69,072	$73,163	$284,678
Operating income	$23,388	$24,441	$31,202	$29,067	$108,098
Income from continuing operations	$38,346	$22,572	$16,389	$20,729	$98,036
Net income attributable to OP Unitholders	$38,135	$22,360	$16,174	$20,443	$97,112
Earnings per OP Unit – basic:(1)
Income from continuing operations	$0.41	$0.24	$0.17	$0.21	$1.03
Income from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income attributable to OP Unitholders	$0.41	$0.24	$0.17	$0.21	$1.03
Earnings per OP Unit – diluted:(1)
Income from continuing operations	$0.41	$0.24	$0.17	$0.21	$1.03
Income from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income attributable to OP Unitholders	$0.41	$0.24	$0.17	$0.21	$1.03
Basic OP Units outstanding	92,620	93,787	94,047	94,650	93,779
Diluted OP Units outstanding	92,986	94,223	94,520	94,766	93,894

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
Total revenues	$88,440	$88,538	$88,425	$89,294	$354,697
Total operating expenses	$70,985	$70,234	$70,478	$72,975	$284,672
Operating income	$17,455	$18,304	$17,947	$16,319	$70,025
Income from continuing operations	$30,301	$23,001	$9,079	$40,584	$102,965
Net income attributable to OP Unitholders	$30,148	$19,177	$8,853	$40,378	$98,556
Earnings per OP Unit – basic:(1)
Income from continuing operations	$0.32	$0.21	$0.09	$0.44	$1.06
Income from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income attributable to OP Unitholders	$0.32	$0.21	$0.09	$0.44	$1.06
Earnings per OP Unit – diluted:(1)
Income from continuing operations	$0.32	$0.20	$0.09	$0.43	$1.06
Income from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income attributable to OP Unitholders	$0.32	$0.20	$0.09	$0.43	$1.06
Basic OP Units outstanding	92,389	92,443	92,424	92,377	92,409
Diluted OP Units outstanding	92,718	92,742	92,743	92,750	92,741

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

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2016
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Newpoint I	1	$—	$2,143	$12,908	$15,051	$(186)	(2)	$2,088	$12,777	$14,865	$(4,927)	03/31/04	1997
Southcreek	4	5,327	7,843	45,385	53,228	6,670		8,342	51,556	59,898	(19,594)	6/8/2004- 2/13/2009	1999-2006
Breckinridge Industrial	2	—	1,950	10,159	12,109	(715)	(2)	1,950	9,444	11,394	(3,613)	10/01/04	2000
Cobb Industrial	2	—	1,120	5,249	6,369	646		1,120	5,895	7,015	(1,919)	10/01/04	1996
Atlanta NE Portfolio	1	4,123	1,197	9,647	10,844	682		1,197	10,329	11,526	(3,556)	11/05/04	1987
Northmont Parkway	5	6,881	4,556	22,726	27,282	1,595		4,556	24,321	28,877	(8,985)	12/03/04	2003
Penney Road	1	—	401	4,145	4,546	258		401	4,403	4,804	(1,712)	07/21/05	2001
Southfield Parkway	1	1,574	523	3,808	4,331	322		523	4,130	4,653	(1,533)	07/21/05	1994
Livingston Court	1	—	342	2,523	2,865	579		342	3,102	3,444	(1,745)	07/21/05	1985
Peterson Place	2	—	321	4,144	4,465	9		321	4,153	4,474	(1,753)	07/21/05	1984
Buford Development	1	2,075	1,370	7,151	8,521	1,805		1,370	8,956	10,326	(2,905)	03/31/06	2006
Evergreen Boulevard	2	8,372	3,123	14,265	17,388	3,041		3,123	17,306	20,429	(5,934)	06/09/06	1999
Pleasantdale	1	—	790	1,503	2,293	337		819	1,811	2,630	(557)	07/11/11	1995
Evergreen Drive	1	—	1,580	7,359	8,939	2,305		1,555	9,689	11,244	(2,093)	04/10/12	2001
Johnson Road	2	—	1,372	4,707	6,079	307		1,372	5,014	6,386	(1,404)	03/28/13	2007
Southfield	1	—	954	3,153	4,107	195		954	3,348	4,302	(928)	05/10/13	1997
Battle Drive	1	—	4,950	13,990	18,940	95		4,950	14,085	19,035	(2,655)	10/03/13	1999
Cobb International Blvd	1	—	1,790	6,403	8,193	461		1,790	6,864	8,654	(848)	10/21/14	1990
Henry D Robinson Blvd	1	—	2,877	12,807	15,684	1,480		2,877	14,287	17,164	(1,062)	01/15/15	2005
Northbrook Parkway	1	2,690	956	4,994	5,950	703		956	5,697	6,653	(550)	02/26/15	1989
Shiloh	1	—	413	4,188	4,601	189		413	4,377	4,790	(461)	05/21/15	1996
River West	1	—	2,939	29,821	32,760	4,927		2,939	34,748	37,687	(2,058)	11/08/12	2015
Shugart Farms	1	—	8,413	42,783	51,196	—		8,413	42,783	51,196	(1,938)	04/17/15	2016
TOTAL ATLANTA MARKET	35	31,042	51,923	273,818	325,741	25,705		52,371	299,075	351,446	(72,730)
Delta Portfolio	4	2,700	5,110	22,549	27,659	3,702		5,047	26,314	31,361	(9,240)	04/12/05	1986-1993
Charwood Road	1	4,420	1,960	10,261	12,221	440		1,960	10,701	12,661	(3,976)	07/21/05	1986
Greenwood Place	2	4,469	2,566	12,918	15,484	1,476		2,566	14,394	16,960	(5,589)	07/21/05	1978-1984
Guilford Road	1	—	1,879	6,650	8,529	1,767		1,879	8,417	10,296	(3,744)	06/09/06	1989
Bollman Place	1	—	1,654	6,202	7,856	748		1,654	6,950	8,604	(2,500)	06/09/06	1986
Dulles	6	—	11,125	34,066	45,191	2,521		11,125	36,587	47,712	(9,830)	08/04/06	2007-2012
Beckley	1	—	3,002	10,700	13,702	1,504		3,002	12,204	15,206	(3,810)	09/10/10	1992
Dorsey Rd	1	8,200	3,607	8,863	12,470	737		3,607	9,600	13,207	(1,045)	12/18/14	1988
Dulles Downs	2	—	12,328	37,773	50,101	—		12,328	37,773	50,101	(1,492)	06/04/15	2016
TOTAL BALTIMORE/ WASHINGTON D.C. MARKET	19	19,789	43,231	149,982	193,213	12,895		43,168	162,940	206,108	(41,226)
Marine Drive	1	—	2,764	17,419	20,183	329		2,764	17,748	20,512	(2,882)	05/10/13	1994
TOTAL CHARLOTTE MARKET	1	—	2,764	17,419	20,183	329		2,764	17,748	20,512	(2,882)
Gary Ave	1	—	3,191	18,505	21,696	2,830		3,191	21,335	24,526	(7,722)	01/05/05	2001
East Fabyan Parkway	1	—	1,790	10,929	12,719	1,011		1,790	11,940	13,730	(6,488)	07/21/05	1975
Frontenac Road	1	—	1,647	5,849	7,496	294		1,647	6,143	7,790	(3,558)	07/21/05	1995
South Wolf Road	1	7,824	4,836	18,794	23,630	2,817		4,836	21,611	26,447	(11,898)	07/21/05	1982

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2016
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Laramie Avenue	1	3,393	1,442	7,985	9,427	1,198		1,412	9,213	10,625	(4,874)	07/21/05	1972
Stern Avenue	1	—	505	4,947	5,452	(1,787)	(2)	505	3,160	3,665	(2,295)	07/21/05	1979
Mitchell Court	1	6,404	5,036	8,578	13,614	797		5,036	9,375	14,411	(5,044)	05/01/07	1985
Veterans Parkway	1	—	2,108	7,121	9,229	(1,168)	(2)	2,108	5,953	8,061	(1,445)	10/20/05	2005
Lunt Avenue	1	—	1,620	1,988	3,608	491		1,620	2,479	4,099	(1,107)	03/17/06	2005
Wolf Rd	1	—	1,908	2,392	4,300	70		1,930	2,440	4,370	(1,149)	11/22/10	1971
S Lombard Rd	1	—	1,216	2,136	3,352	2,125		1,216	4,261	5,477	(1,336)	04/15/11	2012
Center Avenue	1	—	4,128	9,896	14,024	3,916		4,128	13,812	17,940	(3,728)	04/19/12	2000
Greenleaf	1	—	625	952	1,577	4,077		701	4,953	5,654	(1,189)	10/19/12	1962
Supreme Drive	1	—	1,973	5,828	7,801	497		1,973	6,325	8,298	(1,787)	11/15/12	1994
White Oak	1	—	3,114	5,136	8,250	651		3,114	5,787	8,901	(1,218)	12/10/12	1998
Della Court	1	—	1,278	3,613	4,891	3		1,278	3,616	4,894	(864)	12/27/12	2003
Joliet Road	1	—	5,382	12,902	18,284	1,775		5,382	14,677	20,059	(2,761)	12/27/12	2004
Veterans	1	—	2,009	7,933	9,942	1,085		2,009	9,018	11,027	(1,205)	05/10/13	2005
Fox River Business Center	5	—	10,354	32,728	43,082	5,480		10,454	38,108	48,562	(5,977)	10/09/13	1987-2007
Morse Avenue	1	—	2,400	1,119	3,519	209		2,400	1,328	3,728	(1,141)	10/31/13	1969
Michael Dr	1	—	2,715	6,985	9,700	—		2,715	6,985	9,700	(1,464)	01/03/14	1984
S Chicago St	1	—	1,565	6,185	7,750	772		1,565	6,957	8,522	(773)	03/14/14	2009
Diehl Rd	1	—	4,593	16,268	20,861	92		4,593	16,360	20,953	(3,357)	03/28/14	2008
Remington Blvd	3	5,912	18,154	71,589	89,743	836		18,154	72,425	90,579	(11,634)	3/16/2012- 8/1/2014	2000-2012
Mark Street	1	—	5,701	5,681	11,382	2,529		5,701	8,210	13,911	(828)	08/25/14	1986
2413 Prospect	1	—	4,214	12,596	16,810	3,899		4,222	16,487	20,709	(846)	12/30/14	1999
538-550 Taylor Road	1	—	620	3,303	3,923	—		620	3,303	3,923	(38)	10/18/16	2007
410-420 Fullerton	1	—	3,248	5,155	8,403	—		3,248	5,155	8,403	—	12/16/16	2008
2200 Arthur Ave	1	—	4,035	10,085	14,120	29		4,035	10,114	14,149	(283)	09/02/14	2016
191 North Avenue	1	—	8,554	19,370	27,924	—		8,554	19,370	27,924	(402)	03/10/15	2016
TOTAL CHICAGO MARKET	36	23,533	109,961	326,548	436,509	34,528		110,137	360,900	471,037	(86,411)
Park West	5	—	6,103	39,943	46,046	(969)	(2)	5,981	39,096	45,077	(14,848)	06/08/04	1997-2003
Northwest Business Center	1	—	299	4,486	4,785	(1,998)	(2)	299	2,488	2,787	(1,121)	05/03/04	1995
New Buffington Road	2	4,859	1,618	8,500	10,118	5,098		1,618	13,598	15,216	(6,696)	07/21/05	1981
Olympic Boulevard	3	—	2,096	11,788	13,884	2,506		2,096	14,294	16,390	(6,690)	07/21/05	1989
Mineola Pike	1	—	625	4,642	5,267	295		625	4,937	5,562	(2,031)	07/21/05	1983
Industrial Road	2	—	629	3,344	3,973	1,639		628	4,984	5,612	(2,267)	07/21/05	1987
Best Place	1	—	1,131	5,516	6,647	1,586		1,131	7,102	8,233	(2,930)	07/21/05	1996
Distribution Circle	1	—	688	6,838	7,526	1,714		688	8,552	9,240	(3,637)	07/21/05	1981
Dolwick Drive	1	—	579	4,670	5,249	935		579	5,605	6,184	(2,311)	07/21/05	1979
Creek Road	1	—	377	4,925	5,302	696		377	5,621	5,998	(3,150)	06/09/06	1983
Power Line Drive	1	—	70	261	331	6		70	267	337	(87)	06/09/06	1984
Foundation Drive	4	—	706	3,471	4,177	559		706	4,030	4,736	(1,726)	06/09/06	1984-1987
Jamilke Drive	6	—	1,206	8,887	10,093	1,447		1,206	10,334	11,540	(4,521)	06/09/06	1984-1987
Symmes Rd	1	—	2,578	8,659	11,237	476		2,578	9,135	11,713	(108)	09/21/16	1996
TOTAL CINCINNATI MARKET	30	4,859	18,705	115,930	134,635	13,990		18,582	130,043	148,625	(52,123)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2016
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Freeport Parkway	1	—	981	10,392	11,373	(404)	(2)	981	9,988	10,969	(3,624)	12/15/03	1999
Pinnacle	1	—	521	9,683	10,204	(422)	(2)	521	9,261	9,782	(3,209)	12/15/03	2001
Market Industrial	5	—	1,481	15,507	16,988	444		1,481	15,951	17,432	(5,654)	10/01/04	1981-1985
Avenue R Industrial I	1	—	189	2,231	2,420	202		189	2,433	2,622	(994)	10/01/04	1980
Avenue R Industrial II	1	—	271	1,139	1,410	149		271	1,288	1,559	(525)	10/01/04	1980
Westfork Center Industrial	3	—	503	5,977	6,480	645		503	6,622	7,125	(2,433)	10/01/04	1980
Grand River Rd	1	—	1,380	14,504	15,884	(1,766)	(2)	1,380	12,738	14,118	(4,485)	12/03/04	2004
Diplomat Drive	1	—	532	3,136	3,668	2,195		532	5,331	5,863	(2,819)	05/26/05	1986
North 28th Street	1	—	—	6,145	6,145	370		—	6,515	6,515	(3,214)	07/21/05	2000
Esters Boulevard	1	—	—	22,072	22,072	(1,198)	(2)	—	20,874	20,874	(8,699)	07/21/05	1984-1999
West Story Drive	1	—	777	4,646	5,423	721		777	5,367	6,144	(2,566)	07/21/05	1997
Meridian Drive	1	1,158	410	4,135	4,545	2,873		410	7,008	7,418	(2,492)	07/21/05	1975
Gateway Drive	1	—	463	2,152	2,615	799		463	2,951	3,414	(1,409)	07/21/05	1988
Valwood Parkway	1	—	1,252	6,779	8,031	1,217		1,252	7,996	9,248	(3,528)	07/21/05	1984-1996
Champion Drive	1	1,328	672	2,598	3,270	1,203		672	3,801	4,473	(1,749)	07/21/05	1984
Sanden Drive	1	—	207	2,258	2,465	443		207	2,701	2,908	(1,295)	07/21/05	1994
North Great Southwest Parkway	2	2,197	1,384	3,727	5,111	2,028		1,904	5,235	7,139	(2,257)	07/21/05	1963-1964
Royal Lane	1	—	—	3,200	3,200	494		—	3,694	3,694	(1,982)	07/21/05	1986
GSW Gateway Three	1	—	1,669	11,622	13,291	92		1,669	11,714	13,383	(6,501)	01/13/06	2001
Pinnacle Point Drive	1	7,415	3,915	18,537	22,452	4,443		3,915	22,980	26,895	(5,329)	06/29/12	2006
Ashmore Lane	1	—	3,856	16,352	20,208	1,820		3,856	18,172	22,028	(3,947)	12/27/12	2004
La Reunion	1	—	1,469	6,778	8,247	742		1,469	7,520	8,989	(1,675)	04/09/13	1983
Statesman Drive	1	—	574	1,978	2,552	—		574	1,978	2,552	(575)	08/14/13	1987
Diplomacy	1	—	878	3,057	3,935	149		878	3,206	4,084	(508)	12/20/13	1985
Eisenhower	1	—	1,105	5,684	6,789	413		1,105	6,097	7,202	(1,194)	12/30/13	2006
511 S Royal Ln	1	—	1,095	4,239	5,334	67		1,095	4,306	5,401	(995)	01/31/14	2003
Airline Dr	1	—	1,091	2,573	3,664	336		1,091	2,909	4,000	(347)	12/31/14	1991
Trend Dr	1	—	393	2,481	2,874	49		393	2,530	2,923	(378)	08/27/15	1974
Freeport North	1	—	1,083	7,194	8,277	72		1,083	7,266	8,349	(534)	01/31/14	2015
Frankford 8B LLC	1	—	998	5,589	6,587	(12)	(2)	998	5,577	6,575	(514)	05/27/14	2015
9010 Sterling St	1	—	699	1,241	1,940	2,993		711	4,222	4,933	(220)	12/08/14	1982
2965 Commodore Drive	1	—	908	6,335	7,243	7		908	6,342	7,250	(112)	09/30/16	2010
Freeport West	1	—	1,385	8,907	10,292	27		1,385	8,934	10,319	(161)	08/19/15	2016
TOTAL DALLAS MARKET	40	12,098	32,141	222,848	254,989	21,191		32,673	243,507	276,180	(75,924)
Interpark 70	1	—	1,383	7,566	8,949	(1,014)	(2)	1,383	6,552	7,935	(2,462)	09/30/04	1998
Pecos Street	1	—	1,860	4,821	6,681	405		1,860	5,226	7,086	(1,417)	08/08/11	2003
Airport Distribution Center	5	17,439	6,637	40,827	47,464	2,062		6,637	42,889	49,526	(4,958)	03/03/15	1997-1999
Champion Building	1	—	2,658	12,942	15,600	3		2,658	12,945	15,603	(159)	11/15/16	2003
TOTAL DENVER MARKET	8	17,439	12,538	66,156	78,694	1,456		12,538	67,612	80,150	(8,996)
West By Northwest	1	—	1,033	7,564	8,597	119		1,033	7,683	8,716	(2,571)	10/30/03	1997

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2016
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Greens Crossing	3	—	1,225	10,202	11,427	1,890		1,225	12,092	13,317	(4,453)	07/01/05	1998-2000
Gateway at Central Green	2	3,237	1,079	9,929	11,008	1,670		1,079	11,599	12,678	(4,377)	09/20/05	2001
Fairbanks Center	1	—	707	5,205	5,912	706		707	5,911	6,618	(2,251)	03/27/06	1999
Northwest Place	1	—	1,821	11,406	13,227	2,205		1,821	13,611	15,432	(5,057)	06/14/07	1997
Warehouse Center Drive	1	3,608	1,296	6,782	8,078	12		1,296	6,794	8,090	(3,233)	12/03/07	2006
Air Center Drive	1	—	763	1,876	2,639	122		711	2,050	2,761	(700)	11/09/10	1997
Beltway Antoine	7	—	7,058	31,875	38,933	1,015		7,058	32,890	39,948	(10,659)	08/11/11	2007-2008
Proterra	1	—	2,573	8,289	10,862	2,852		2,573	11,141	13,714	(2,865)	08/31/12	2013
Greens Parkway	1	—	704	4,093	4,797	(64)	(2)	704	4,029	4,733	(924)	12/07/11	2007
Claymoore Business Center	2	—	1,491	4,967	6,458	1,272		1,491	6,239	7,730	(1,886)	05/09/12	2001
Pinemont	1	2,367	1,448	6,969	8,417	1,589		1,448	8,558	10,006	(2,933)	06/29/12	2000
State Highway 225	2	5,451	4,062	10,657	14,719	1,206		4,062	11,863	15,925	(3,739)	12/13/12	1981-1983
Aeropark	1	—	1,723	7,065	8,788	(96)	(2)	1,723	6,969	8,692	(1,358)	12/06/13	1999
Hollister Rd	1	6,075	3,193	18,136	21,329	2,895		3,688	20,536	24,224	(3,282)	06/05/14	1998
Sam Houston Pkwy West	3	—	8,474	11,303	19,777	7,412		8,474	18,715	27,189	(1,367)	10/14/14	2002
Airtex Industrial Center	1	3,709	2,597	12,171	14,768	2		2,597	12,173	14,770	(1,760)	12/20/11	2013
Deer Park	1	—	1,723	8,927	10,650	1,971		1,723	10,898	12,621	(986)	05/29/15	2002
Kennedy Dr	1	—	1,887	12,107	13,994	10		1,887	12,117	14,004	(755)	11/17/15	2014
Airtex Industrial Center II	1	—	1,181	10,015	11,196	587		1,181	10,602	11,783	(1,114)	05/16/13	2014
Northwest Crossroads LLC	1	—	3,201	17,706	20,907	272		3,201	17,978	21,179	(1,960)	06/05/13	2015
Bennington	1	—	1,091	4,167	5,258	1,576		1,091	5,743	6,834	(584)	08/04/14	1999
Beltway Tanner Business Park	1	—	3,360	16,292	19,652	387		3,360	16,679	20,039	(3,794)	12/21/12	2014
Northwest Crossroads II	1	—	2,809	20,502	23,311	—		2,809	20,502	23,311	(649)	07/29/13	2015
TOTAL HOUSTON MARKET	37	24,447	56,499	258,205	314,704	29,610		56,942	287,372	344,314	(63,257)
Plainfield	2	—	3,095	31,369	34,464	2,471		3,095	33,840	36,935	(11,749)	4/13/2003- 4/13/2006	1997-2000
TOTAL INDIANAPOLIS MARKET	2	—	3,095	31,369	34,464	2,471		3,095	33,840	36,935	(11,749)
Riverport	1	—	1,279	8,812	10,091	(856)	(2)	1,279	7,956	9,235	(2,957)	05/03/04	1996
TOTAL LOUISVILLE MARKET	1	—	1,279	8,812	10,091	(856)		1,279	7,956	9,235	(2,957)
Memphis Portfolio	1	—	2,091	16,312	18,403	3,563		2,091	19,875	21,966	(6,519)	03/07/05	1997
Deltapoint	1	—	2,299	24,436	26,735	7,546		2,299	31,982	34,281	(9,830)	06/29/07	2006
TOTAL MEMPHIS MARKET	2	—	4,390	40,748	45,138	11,109		4,390	51,857	56,247	(16,349)
Miami Service Center	1	—	1,110	3,811	4,921	1,101		1,110	4,912	6,022	(1,945)	04/07/05	1987
Miami Commerce Center	1	1,200	3,050	10,769	13,819	3,904		3,050	14,673	17,723	(5,934)	04/13/05	1991
Northwest 70th Avenue	2	—	10,025	16,936	26,961	6,013		10,025	22,949	32,974	(14,006)	06/09/06	1972-1976
Northwest 72nd Avenue	1	—	1,819	3,142	4,961	1,154		1,819	4,296	6,115	(496)	12/19/14	1968
North Andrews Avenue	1	—	6,552	6,101	12,653	1,136		6,552	7,237	13,789	(3,234)	06/09/06	1999
Northwest 30th Terrace	1	—	3,273	4,196	7,469	1,365		3,273	5,561	8,834	(1,874)	02/18/11	1994
Pan America	2	—	6,386	19,497	25,883	733		6,396	20,220	26,616	(4,658)	07/19/11	2013
Northwest 34th Street	1	—	946	3,239	4,185	321		946	3,560	4,506	(851)	06/25/12	2000
Miami Gardens	1	—	4,480	7,362	11,842	1,531		4,480	8,893	13,373	(1,781)	10/22/13	1969
3500 SW 20th St	1	—	2,597	3,910	6,507	897		2,596	4,808	7,404	(145)	11/16/15	2015
TOTAL MIAMI MARKET	12	1,200	40,238	78,963	119,201	18,155		40,247	97,109	137,356	(34,924)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2016
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Eastgate	1	—	1,445	13,352	14,797	(508)	(2)	1,445	12,844	14,289	(5,468)	03/19/04	2002
Mid South Logistics Center	1	—	1,772	18,288	20,060	317		1,850	18,527	20,377	(6,996)	06/29/04	2001
Rockdale Distribution Center	1	—	2,940	12,188	15,128	6,841		2,940	19,029	21,969	(5,626)	12/28/05	2013
Logistics Way	1	—	621	17,763	18,384	(1,006)	(2)	621	16,757	17,378	(4,781)	09/28/09	2007
TOTAL NASHVILLE MARKET	4	—	6,778	61,591	68,369	5,644		6,856	67,157	74,013	(22,871)
Brunswick Avenue	1	—	3,665	16,380	20,045	2,577		3,665	18,957	22,622	(6,932)	07/21/05	1986
Campus Drive	1	—	1,366	4,841	6,207	977		1,366	5,818	7,184	(2,944)	07/21/05	1975
Hanover Ave	1	—	4,940	8,026	12,966	(233)	(2)	4,940	7,793	12,733	(2,580)	12/28/05	1988
Kennedy Drive	1	—	3,044	6,583	9,627	565		3,044	7,148	10,192	(2,614)	04/14/10	2001
Railroad Avenue	1	—	6,494	10,996	17,490	1,837		6,455	12,872	19,327	(4,727)	01/28/11	1964
Pierce Street	1	—	2,472	4,255	6,727	1,443		2,472	5,698	8,170	(1,233)	12/27/12	2003
Seaview	1	—	5,910	10,423	16,333	2,346		5,910	12,769	18,679	(2,464)	12/20/13	1980
New Durham Rd	1	—	1,962	2,361	4,323	1,147		1,970	3,500	5,470	(349)	10/08/14	1984
TOTAL NEW JERSEY MARKET	8	—	29,853	63,865	93,718	10,659		29,822	74,555	104,377	(23,843)
Bayside Distribution Center	2	—	6,875	15,254	22,129	472		6,875	15,726	22,601	(5,681)	11/03/04	1998-2000
Fite Court	1	—	5,316	15,499	20,815	1,868		5,316	17,367	22,683	(6,660)	12/28/06	2003
California Logistics Centre	1	—	5,672	20,499	26,171	(2,055)	(2)	5,672	18,444	24,116	(6,671)	04/21/06	2001
Cherry Street	3	—	12,584	24,582	37,166	3,372		12,584	27,954	40,538	(12,069)	06/09/06	1960-1990
Pike Lane	3	—	2,880	8,328	11,208	(8)	(2)	2,880	8,320	11,200	(3,287)	06/09/06	1982
South Vasco Road	1	—	2,572	14,809	17,381	(143)	(2)	2,572	14,666	17,238	(5,298)	06/09/06	1999
McLaughlin Avenue	1	—	3,424	5,507	8,931	536		3,424	6,043	9,467	(3,059)	06/09/06	1975
Park Lane	5	—	10,977	17,216	28,193	827		10,977	18,043	29,020	(9,686)	06/09/06	1960-1966
Valley Drive	4	—	11,238	14,244	25,482	4,793		11,238	19,037	30,275	(8,943)	06/09/06	1960-1971
Old Country Road	1	—	1,557	1,503	3,060	555		1,557	2,058	3,615	(1,122)	06/09/06	1969
Cypress Lane	1	—	2,211	2,196	4,407	667		2,211	2,863	5,074	(1,756)	06/09/06	1970
Rollins Road	1	17,451	17,800	17,621	35,421	342		17,659	18,104	35,763	(5,151)	11/04/11	1997
Coliseum Way	1	—	10,229	18,255	28,484	1,614		10,229	19,869	30,098	(3,702)	12/11/12	1967
Alpine Way	1	—	2,321	2,504	4,825	545		2,321	3,049	5,370	(557)	06/25/13	1986
Chrisman Rd	1	—	2,507	48,130	50,637	13		2,507	48,143	50,650	(5,373)	09/02/14	2004
Hathaway	2	—	13,899	16,491	30,390	15,193		13,988	31,595	45,583	(1,204)	03/12/15	1965
1400 Business Center Drive	1	—	9,645	5,411	15,056	1		9,645	5,412	15,057	(58)	10/07/16	2004
TOTAL NORTHERN CALIFORNIA MARKET	30	17,451	121,707	248,049	369,756	28,592		121,655	276,693	398,348	(80,277)
Cypress Park East	2	—	2,627	13,055	15,682	1,548		2,627	14,603	17,230	(5,283)	10/22/04	2000
East Landstreet Road	3	—	2,251	11,979	14,230	1,220		2,251	13,199	15,450	(5,124)	06/09/06	1997-2000
Boggy Creek Road	8	—	8,098	30,984	39,082	2,750		8,098	33,734	41,832	(12,403)	06/09/06	1993-2007
ADC North Phase I	2	—	2,475	11,941	14,416	2,147		2,475	14,088	16,563	(4,424)	12/19/2006-12/20/2006	2008-2009

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2016
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
American Way	1	—	3,603	8,667	12,270	1,822		3,603	10,489	14,092	(3,162)	08/16/07	1997
Director's Row	1	—	524	2,519	3,043	405		524	2,924	3,448	(936)	03/01/11	1994
GE Portfolio	3	—	4,715	12,513	17,228	1,444		4,715	13,957	18,672	(4,315)	09/01/11	1975-1999
ADC North Phase II	1	—	674	5,309	5,983	37		674	5,346	6,020	(394)	12/19/06	2014
TOTAL ORLANDO MARKET	21	—	24,967	96,967	121,934	11,373		24,967	108,340	133,307	(36,041)
Route 22	1	—	5,183	20,100	25,283	(3,772)	(2)	5,183	16,328	21,511	(6,105)	07/20/05	2003
High Street Portfolio	2	—	3,084	4,741	7,825	1,381		3,084	6,122	9,206	(2,922)	10/26/05	1975-1988
Independence Avenue	1	—	3,133	17,542	20,675	3,528		3,133	21,070	24,203	(6,563)	12/26/06	1999
Bobali Drive	3	—	4,107	9,288	13,395	859		4,107	10,147	14,254	(3,797)	02/09/07	1998-1999
Snowdrift	1	—	972	3,770	4,742	786		972	4,556	5,528	(1,315)	12/27/12	1989
Commerce Circle	1	—	6,449	20,873	27,322	1,622		6,449	22,495	28,944	(4,891)	05/10/13	2006
Bethlehem Crossing	3	—	10,855	35,912	46,767	803		10,855	36,715	47,570	(6,312)	06/28/13	2004-2007
Chrin Commerce Center	1	—	6,253	18,386	24,639	(49)	(2)	6,253	18,337	24,590	(1,364)	09/05/14	2015
TOTAL PENNSYLVANIA MARKET	13	—	40,036	130,612	170,648	5,158		40,036	135,770	175,806	(33,269)
North Industrial	2	—	4,566	15,899	20,465	2,187		4,566	18,086	22,652	(6,777)	10/01/04	1995-1999
South Industrial I	2	—	2,876	14,120	16,996	(419)	(2)	2,829	13,748	16,577	(4,862)	10/01/04	1987
South Industrial II	1	—	1,235	4,902	6,137	(1,119)	(2)	1,235	3,783	5,018	(1,324)	10/01/04	1990
West Southern Industrial	1	—	555	3,376	3,931	131		555	3,507	4,062	(1,215)	10/01/04	1984
West Geneva Industrial	3	—	413	2,667	3,080	181		413	2,848	3,261	(1,067)	10/01/04	1981
West 24th Industrial	2	—	870	4,575	5,445	383		870	4,958	5,828	(2,358)	10/01/04	1979-1980
Sky Harbor Transit Center	1	—	2,534	7,597	10,131	(921)	(2)	2,534	6,676	9,210	(2,473)	11/24/04	2002
Roosevelt Distribution Center	1	—	1,154	6,441	7,595	25		1,154	6,466	7,620	(1,992)	05/19/06	1988
North 45th Street	1	—	3,149	5,051	8,200	92		3,149	5,143	8,292	(2,100)	06/30/11	2001
Broadway Industrial Portfolio	3	—	4,725	17,708	22,433	387		4,725	18,095	22,820	(4,542)	08/22/13	1974-1986
South 5th Street	1	—	1,787	7,456	9,243	—		1,787	7,456	9,243	(1,441)	04/14/14	1986
3405-3445 South 5th Street	5	—	5,007	22,196	27,203	1,527		5,007	23,723	28,730	(4,614)	10/17/14	1982-1985
Van Buren	1	—	839	961	1,800	1,995		839	2,956	3,795	(612)	01/11/12	2013
West Geneva Dr	1	—	762	2,868	3,630	291		762	3,159	3,921	(342)	06/01/15	1979
TOTAL PHOENIX MARKET	25	—	30,472	115,817	146,289	4,740		30,425	120,604	151,029	(35,719)
Industry Drive North	2	8,062	5,753	16,039	21,792	1,002		5,753	17,041	22,794	(5,605)	07/21/05	1996
South 228th Street	1	—	3,025	13,694	16,719	1,444		3,025	15,138	18,163	(5,209)	07/21/05	1996
64th Avenue South	1	5,288	3,345	9,335	12,680	800		3,345	10,135	13,480	(3,806)	07/21/05	1996
South 192nd Street	1	—	1,286	3,433	4,719	154		1,286	3,587	4,873	(1,419)	07/21/05	1986
South 212th Street	1	—	3,095	10,253	13,348	802		3,095	11,055	14,150	(3,919)	08/01/05	1996
Southwest 27th Street	1	6,452	4,583	8,353	12,936	(2,504)	(2)	4,583	5,849	10,432	(2,515)	07/21/05	1995
13610 52nd St	1	—	4,018	9,571	13,589	149		4,018	9,720	13,738	(2,668)	12/01/10	2006
Southwest 27th Street-Alpak	1	—	4,313	4,687	9,000	129		4,313	4,816	9,129	(1,478)	10/14/11	2003
Milwaukee Avenue	1	—	2,287	7,213	9,500	345		2,278	7,567	9,845	(2,190)	08/31/12	1987
Sumner II	1	—	672	1,178	1,850	681		672	1,859	2,531	(330)	10/15/12	2007
East Park Bldg 5	1	—	980	2,061	3,041	556		980	2,617	3,597	(541)	08/30/13	1997

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2016
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
228th Street	1	—	1,383	2,213	3,596	837		1,383	3,050	4,433	(712)	02/13/14	1989
45th St Court	1	—	1,196	3,304	4,500	(31)	(2)	1,196	3,273	4,469	(476)	03/27/14	1997
Puyallup Industrial Park	4	3,470	10,332	21,423	31,755	3,558		10,332	24,981	35,313	(3,798)	5/30/2014-9/30/2014	1998-2002
Auburn 44	1	—	997	3,913	4,910	—		997	3,913	4,910	(536)	08/16/13	2014
Seaway	2	—	3,624	13,981	17,605	117		3,624	14,098	17,722	(1,663)	12/23/14	2007
McKillican	1	—	1,150	3,902	5,052	335		1,150	4,237	5,387	(348)	08/25/15	1988
White River Corporate Center Phase I	1	—	8,639	35,295	43,934	1,740		8,639	37,035	45,674	(2,130)	10/23/12	2014
Sumner South Distribution Center	1	—	2,891	10,727	13,618	914		2,891	11,641	14,532	(1,238)	12/28/12	2014
White River Corporate Center Phase II	1	—	816	4,421	5,237	—		816	4,421	5,237	(359)	10/23/12	2015
Fife 45 South	1	—	860	4,779	5,639	49		860	4,828	5,688	(435)	03/27/14	2015
Fife 45 North	1	—	1,117	6,735	7,852	—		1,117	6,735	7,852	(446)	03/27/14	2015
Fife Distribution Center North	1	—	2,593	10,494	13,087	—		2,593	10,494	13,087	(502)	05/22/14	2016
Fife Distribution Center South	1	—	3,413	15,301	18,714	—		3,413	15,301	18,714	(589)	05/22/14	2016
TOTAL SEATTLE MARKET	29	23,272	72,368	222,305	294,673	11,077		72,359	233,391	305,750	(42,912)
Rancho Technology Park	1	—	2,790	7,048	9,838	(342)	(2)	2,790	6,706	9,496	(2,409)	10/16/03	2002
Foothill Business Center	3	—	13,315	9,112	22,427	1,804		13,315	10,916	24,231	(3,624)	12/09/04	2000
East Slauson Avenue	3	8,686	5,499	14,775	20,274	5,196		5,499	19,971	25,470	(9,986)	07/21/05	1962-1976
Airport Circle	1	—	3,098	8,368	11,466	1,468		3,098	9,836	12,934	(3,520)	07/21/05	1992
Cota Street	1	—	2,802	7,624	10,426	198		2,802	7,822	10,624	(3,069)	07/21/05	1987
Twin Oaks Valley Road	2	—	1,815	7,855	9,670	264		1,815	8,119	9,934	(2,698)	07/21/05	1978-1988
Meyer Canyon	1	—	5,314	9,929	15,243	2,016		5,609	11,650	17,259	(3,757)	06/30/06	2001
Mira Loma	1	—	7,919	6,668	14,587	303		7,919	6,971	14,890	(2,032)	12/23/08	1997
Sycamore Canyon	2	—	6,356	36,088	42,444	1,654		6,356	37,742	44,098	(12,194)	09/09/09	2007
Colombard Ct	1	1,869	1,264	3,237	4,501	(439)	(2)	1,264	2,798	4,062	(1,375)	07/29/10	1990
E Airport Drive	1	—	905	2,744	3,649	(205)	(2)	905	2,539	3,444	(951)	12/23/10	1990
Truck Courts	3	—	26,392	17,267	43,659	145		26,392	17,412	43,804	(5,084)	12/29/10	1971-1988
Haven A	1	5,572	5,783	19,578	25,361	(2,089)	(2)	5,783	17,489	23,272	(3,812)	12/31/10	2001
Haven G	1	898	479	1,131	1,610	(188)	(2)	479	943	1,422	(207)	12/31/10	2003
6th and Rochester	1	2,326	3,088	6,120	9,208	(777)	(2)	3,088	5,343	8,431	(1,600)	01/04/11	2001
Palmyrita	2	5,729	3,355	8,665	12,020	(708)	(2)	3,355	7,957	11,312	(1,901)	01/11/11	2006
Central Avenue	1	—	3,898	4,642	8,540	1,616		3,898	6,258	10,156	(1,825)	01/27/11	2011
Byron Road	1	—	2,042	2,715	4,757	1,488		2,042	4,203	6,245	(1,245)	04/15/11	1972
Slover	2	—	28,025	45,505	73,530	21		28,024	45,527	73,551	(5,923)	7/28/2011- 9/17/2012	2013-2014
White Birch	1	—	5,081	6,177	11,258	1,258		5,081	7,435	12,516	(2,204)	07/03/12	1984
Pomona Blvd	4	—	6,524	9,630	16,154	2,601		6,524	12,231	18,755	(3,143)	10/31/12	1987-1988
Air Freight Portfolio	3	—	29,978	48,469	78,447	3,745		29,926	52,266	82,192	(8,591)	11/15/12	1993-2004
Sampson	1	—	4,848	6,277	11,125	(170)	(2)	4,848	6,107	10,955	(1,145)	03/20/13	2000
Painter	1	—	4,065	5,086	9,151	(87)	(2)	4,065	4,999	9,064	(1,139)	03/20/13	1966
4th Street	1	—	3,349	6,790	10,139	8		3,348	6,799	10,147	(1,648)	10/15/13	1988

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollar amounts in thousands)

			Initial Cost to Company(4)				Gross Amount Carried at 12/31/2016
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Arthur	1	—	4,043	6,063	10,106	1,359	4,043	7,422	11,465	(1,719)	11/27/13	1979
Rutherford Rd	1	—	5,097	8,653	13,750	837	5,097	9,490	14,587	(1,257)	09/29/14	1999
E. Victoria St	1	—	6,010	6,360	12,370	97	6,009	6,458	12,467	(887)	11/26/14	1970
Desoto Place	1	—	2,255	4,339	6,594	123	2,255	4,462	6,717	(1,015)	07/01/11	1982
Rialto Logistics Center	1	—	19,231	41,504	60,735	272	19,231	41,776	61,007	(2,221)	12/14/12	2015
Mt Vernon Business Park	2	—	8,046	17,710	25,756	—	8,046	17,710	25,756	(306)	08/18/16	2008
Jurupa Ranch	1	—	24,375	42,229	66,604	—	24,375	42,229	66,604	(972)	08/19/13	2016
TOTAL SOUTHERN CALIFORNIA MARKET	48	25,080	247,041	428,358	675,399	21,468	247,281	449,586	696,867	(93,459)
SUB TOTAL CONSOLIDATED OPERATING PROPERTIES	401	200,210	949,986	2,958,362	3,908,348	269,294	951,587	3,226,055	4,177,642	(837,919)

2201 Arthur Avenue	1	—	3,231	1,469	4,700	4,142	3,203	5,639	8,842	(261)	12/30/2011	1959
5555 8th Street East	1	—	2,753	7,076	9,829	1,249	2,686	8,392	11,078	(243)	12/9/2015	2001
10810 Painter Avenue	1	—	4,464	5,326	9,790	44	4,464	5,370	9,834	(1,207)	3/20/2013	1966
Properties under redevelopment	3	—	10,448	13,871	24,319	5,435	10,353	19,401	29,754	(1,711)
DCT North Satellite Distribution Center	1	—	5,205	—	5,205	18,869	5,221	18,853	24,074	—
DCT Waters Ridge	1	—	1,784	—	1,784	16,717	1,792	16,709	18,501	(143)
DCT Airport Distribution Center Building D	1	—	611	—	611	5,168	919	4,860	5,779	—
DCT White River Corporate Center North	1	—	3,810	—	3,810	14,113	3,810	14,113	17,923	—
DCT Central Avenue	0	—	19,339	2,959	22,298	10,767	22,675	10,390	33,065	—
DCT Stockyards Industrial Center	0	—	1,773	—	1,773	9,385	2,845	8,313	11,158	—
DCT Greenwood	0	—	1,900	—	1,900	89	1,900	89	1,989	—
DCT Miller Road	0	—	2,234	—	2,234	1,123	2,250	1,107	3,357	—
DCT DFW Trade Center	0	—	1,510	—	1,510	661	1,510	661	2,171	—
DCT Commerce Center Building C	0	—	4,088	—	4,088	7,849	4,089	7,848	11,937	—
DCT Commerce Center Building E	0	—	4,583	—	4,583	2,177	4,584	2,176	6,760	—
Seneca Commerce Center Building I	0	—	1,421	—	1,421	2,456	2,611	1,266	3,877	—
DCT Arbor Avenue	0	—	3,268	—	3,268	17,522	3,404	17,386	20,790	—
Properties under development	4	—	51,526	2,959	54,485	106,896	57,610	103,771	161,381	(143)
DCT Terrapin Commerce Center Buildings I	0	—	3,787	—	3,787	224	3,794	217	4,011	—
DCT Terrapin Commerce Center Buildings II	0	—	2,810	—	2,810	149	2,818	141	2,959	—
DCT Summit Distribution Center	0	—	2,115	—	2,115	339	2,102	352	2,454	—
DCT Commerce Center Building D	0	—	3,969	—	3,969	1,168	3,971	1,166	5,137	—
Seneca Commerce Center Building II	0	—	1,222	—	1,222	776	1,382	616	1,998	—
Seneca Commerce Center Building III	0	—	1,137	—	1,137	740	1,287	590	1,877	—
Seneca Commerce Center Building IV	0	—	3,004	—	3,004	6	3,005	5	3,010	—
DCT Airport Distribution Center Building E	0	—	921	—	921	542	918	545	1,463	—
DCT Airport Distribution Center Building F	0	—	993	—	993	412	991	414	1,405	—

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollar amounts in thousands)

			Initial Cost to Company(4)				Gross Amount Carried at 12/31/2016
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Blair Logistics Center Bldg A	0	—	14,288	—	14,288	109	14,289	108	14,397	—
Blair Logistics Center Bldg B	0	—	11,256	—	11,256	79	11,256	79	11,335	—
Blair Logistics Storage Yard	0	—	2,940	—	2,940	12	2,940	12	2,952	—
Stonefield Industrial Park - Land	0	—	4,959	—	4,959	6	4,959	6	4,965	—
DCT Jurupa Ranch Land	0	—	2,733	—	2,733	—	2,733	—	2,733	—
Properties in pre-development including land held	0	—	56,134	—	56,134	4,562	56,445	4,251	60,696	—
GRAND TOTAL CONSOLIDATED	408	$200,210	$1,068,094	$2,975,192	$4,043,286	$386,187	$1,075,995	$3,353,478	$4,429,473	$(839,773)

(1)	Included in Building & Improvements are intangible lease assets and construction in progress.

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

(3)	As of December 31, 2016, the aggregate cost for federal income tax purposes of investments in real estate was approximately $4.1 billion.

(4)	For properties developed by DCT, development costs capitalized prior to substantial completion of the properties are included in Initial Costs to Company.

(5)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2016:

Total per Schedule III	$200,210
Deferred loan costs, net of amortization	(309)
Premiums, net of amortization	2,058
Total mortgage notes	$201,959

(6)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2016 is as follows:

Investments in properties:
Balance at beginning of year, including held for sale	$4,176,895
Acquisition of properties	132,998
Improvements, including development properties	269,559
Divestiture of properties	(118,528)
Improvements, intangibles, tenant leasing cost write-offs	(33,477)
Other adjustments	2,026
Balance at end of year	$4,429,473
Accumulated depreciation and amortization:
Balance at beginning of year, including held for sale	$(753,609)
Depreciation and amortization expense	(161,925)
Divestiture of properties	42,132
Improvements, intangibles, tenant leasing cost write-offs	33,477
Other adjustments	152
Balance at end of year	$(839,773)

EXHIBIT INDEX

Exhibit	Description

2.1
Contribution Agreement by and among Dividend Capital Trust Inc., Dividend Capital Operating Partnership LP and Dividend Capital Advisors Group LLC, dated as of July 21, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 27, 2006)

3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

3.2	DCT Industrial Trust Inc. Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 5, 2012)

3.3	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

3.4	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

3.5	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)

3.6	Third Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 1, 2013)

3.7	Fourth Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 4, 2016)

3.8
Articles Supplementary of DCT Industrial Trust Inc. filed with the State Department of Assessments and Taxation of Maryland on May 5, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2014)

3.9	DCT Industrial Trust Inc. Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 17, 2014)

3.10	DCT Industrial Trust Inc. Articles of Amendment (incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 17, 2014)

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

10.6	Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 10, 2010)

+10.7	First Amendment to the Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan

10.8	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

10.9
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

10.11	Employment Agreement, dated October 9, 2015, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2015)

10.12	Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2015)

+10.13	Resignation and Release Agreement, dated as of November 24, 2015, by and between DCT Industrial Trust Inc. and Jeffrey F. Phelan

+21.1	List of Subsidiaries

+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 17, 2017 with respect to DCT Industrial Trust Inc.

+23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 17, 2016 with respect to DCT Operating Partnership LP

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.

++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.

++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s annual report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity/Consolidated Statements of Changes in Capital, (iv) the Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) financial statement schedule III.

+	Filed herewith
++	Furnished herewith