Form 10-Q
period 2017-06-30
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2017-08-04
CIK 1170991, 1604042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-33201 (DCT Industrial Trust Inc.) 333-195185 (DCT Industrial Operating Partnership LP)
_______________________________________________________________________
DCT INDUSTRIAL TRUST INC.
DCT INDUSTRIAL OPERATING PARTNERSHIP LP
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Maryland (DCT Industrial Trust Inc.)	82-0538520
Delaware (DCT Industrial Operating Partnership LP)	82-0538522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 17th Street, Suite 3700 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 597-2400
(Registrant’s telephone number, including area code)
________________________________________________________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
DCT Industrial Trust Inc.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
DCT Industrial Operating Partnership LP:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DCT Industrial Trust Inc. Yes ☐ No ☒	DCT Industrial Operating Partnership LP Yes ☐ No ☒

As of July 28, 2017, 93,078,290 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

1

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2017 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of June 30, 2017, DCT owned approximately 96.4% of the outstanding equity interests in the Operating Partnership.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 3.6% of the Operating Partnership were owned by executives and non-affiliated limited partners as of June 30, 2017.
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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Land	$1,098,291	$1,075,995
Buildings and improvements	3,206,380	3,202,293
Intangible lease assets	71,970	78,356
Construction in progress	134,819	72,829
Total investment in properties	4,511,460	4,429,473
Less accumulated depreciation and amortization	(891,553)	(839,773)
Net investment in properties	3,619,907	3,589,700
Investments in and advances to unconsolidated joint ventures	85,055	95,606
Net investment in real estate	3,704,962	3,685,306
Cash and cash equivalents	17,229	10,286
Restricted cash	38,339	7,346
Straight-line rent and other receivables, net of allowance for doubtful accounts of $345 and $379, respectively	78,649	79,889
Other assets, net	21,524	25,315
Assets held for sale	6,246	—
Total assets	$3,866,949	$3,808,142

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$95,604	$93,097
Distributions payable	30,032	29,622
Tenant prepaids and security deposits	34,745	32,884
Other liabilities	37,426	37,403
Intangible lease liabilities, net	19,863	21,421
Line of credit	133,000	75,000
Senior unsecured notes	1,328,122	1,351,969
Mortgage notes	163,608	201,959
Liabilities related to assets held for sale	190	—
Total liabilities	1,842,590	1,843,355

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 92,956,342 and 91,516,113 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	930	915
Additional paid-in capital	2,946,235	2,884,806
Distributions in excess of earnings	(1,006,485)	(1,005,728)
Accumulated other comprehensive loss	(16,291)	(17,944)
Total stockholders’ equity	1,924,389	1,862,049
Noncontrolling interests	99,970	102,738
Total equity	2,024,359	1,964,787
Total liabilities and equity	$3,866,949	$3,808,142

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Rental revenues	$104,217	$95,597	$209,641	$189,574
Institutional capital management and other fees	304	305	776	698
Total revenues	104,521	95,902	210,417	190,272

OPERATING EXPENSES:
Rental expenses	9,226	8,986	18,688	19,035
Real estate taxes	15,529	15,054	32,295	29,655
Real estate related depreciation and amortization	41,447	39,901	83,052	79,971
General and administrative	7,821	7,358	15,013	13,620
Casualty (gain) loss	—	162	(270)	162
Total operating expenses	74,023	71,461	148,778	142,443
Operating income	30,498	24,441	61,639	47,829

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	2,737	935	4,253	1,819
Gain on dispositions of real estate interests	28,076	12,955	28,102	43,052
Interest expense	(16,805)	(15,635)	(33,560)	(32,057)
Interest and other income (expense)	(7)	48	(12)	563
Impairment loss on land	(938)	—	(938)	—
Income tax expense and other taxes	(69)	(172)	(203)	(288)
Consolidated net income of DCT Industrial Trust Inc.	43,492	22,572	59,281	60,918
Net income attributable to noncontrolling interests	(1,858)	(1,154)	(2,688)	(3,109)
Net income attributable to common stockholders	41,634	21,418	56,593	57,809
Distributed and undistributed earnings allocated to participating securities	(162)	(106)	(323)	(334)
Adjusted net income attributable to common stockholders	$41,472	$21,312	$56,270	$57,475

NET EARNINGS PER COMMON SHARE:
Basic	$0.45	$0.24	$0.61	$0.65
Diluted	$0.45	$0.24	$0.61	$0.64

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92,307	89,748	92,030	89,066
Diluted	92,429	90,184	92,156	89,490

Distributions declared per common share	$0.31	$0.29	$0.62	$0.58

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income of DCT Industrial Trust Inc.	$43,492	$22,572	$59,281	$60,918
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	(1,503)	(3,437)	(1,142)	(9,866)
Net reclassification adjustment on cash flow hedging instruments	1,402	1,670	2,888	3,412
Other comprehensive income (loss)	(101)	(1,767)	1,746	(6,454)
Comprehensive income	43,391	20,805	61,027	54,464
Comprehensive income attributable to noncontrolling interests	(1,882)	(1,107)	(2,781)	(2,745)
Comprehensive income attributable to common stockholders	$41,509	$19,698	$58,246	$51,719

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehen- sive Loss	Non-controlling Interests
		Shares	Amount
Balance at December 31, 2016	$1,964,787	91,516	$915	$2,884,806	$(1,005,728)	$(17,944)	$102,738
Net income	59,281	—	—	—	56,593	—	2,688
Other comprehensive income	1,746	—	—	—	—	1,653	93
Issuance of common stock, net of offering costs	59,495	1,179	12	59,483	—	—	—
Issuance of common stock, stock-based compensation plans	(1,452)	72	1	(1,453)	—	—	—
Amortization of stock-based compensation	3,691	—	—	1,021	—	—	2,670
Distributions to common stockholders and noncontrolling interests	(60,186)	—	—	—	(57,350)	—	(2,836)
Capital contributions from noncontrolling interests	1,277	—	—	—	—	—	1,277
Redemptions of noncontrolling interests	(4,280)	189	2	2,378	—	—	(6,660)
Balance at June 30, 2017	$2,024,359	92,956	$930	$2,946,235	$(1,006,485)	$(16,291)	$99,970

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$59,281	$60,918
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	83,052	79,971
Gain on dispositions of real estate interests	(28,102)	(43,052)
Distributions of earnings from unconsolidated joint ventures	22,717	2,775
Equity in earnings of unconsolidated joint ventures, net	(4,253)	(1,819)
Impairment loss on land	938	—
Stock-based compensation	3,004	2,740
Casualty (gain) loss	(270)	162
Straight-line rent	(4,214)	(11,158)
Other	2,515	2,910
Changes in operating assets and liabilities:
Other receivables and other assets	8,395	(2,401)
Accounts payable, accrued expenses and other liabilities	(3,599)	5,720
Net cash provided by operating activities	139,464	96,766
INVESTING ACTIVITIES:
Real estate acquisitions	(35,555)	(8,698)
Capital expenditures and development activities	(97,532)	(152,111)
Proceeds from dispositions of real estate investments	52,868	106,144
Investments in unconsolidated joint ventures	(11,891)	(7,942)
Proceeds from casualties	300	600
Distributions of investments in unconsolidated joint ventures	3,546	653
Other investing activities	(3,278)	(2,973)
Net cash used in investing activities	(91,542)	(64,327)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	189,000	113,000
Repayments of senior unsecured revolving line of credit	(131,000)	(50,000)
Proceeds from senior unsecured notes	51,940	—
Repayments of senior unsecured notes	(76,000)	(50,000)
Principal payments on mortgage notes	(37,770)	(3,309)
Net settlement on issuance of stock-based compensation awards	(1,452)	(482)
Proceeds from issuance of common stock	60,694	49,223
Offering costs for issuance of common stock and OP Units	(1,199)	(772)
Redemption of noncontrolling interests	(4,280)	(1,137)
Dividends to common stockholders	(56,908)	(51,497)
Distributions to noncontrolling interests	(2,868)	(3,221)
Contributions from noncontrolling interests	532	99
Other financing activity	(698)	74
Net cash provided by (used in) financing activities	(10,009)	1,978
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	37,913	34,417
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18,074	49,878
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$55,987	$84,295

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$30,616	$28,783
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$15,660	$18,131
Redemptions of OP Units settled in shares of common stock	$2,380	$7,729
Contributions from noncontrolling interests	$745	$—
Change in capital expenditures accruals	$(8,301)	$4,579
 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Land	$1,098,291	$1,075,995
Buildings and improvements	3,206,380	3,202,293
Intangible lease assets	71,970	78,356
Construction in progress	134,819	72,829
Total investment in properties	4,511,460	4,429,473
Less accumulated depreciation and amortization	(891,553)	(839,773)
Net investment in properties	3,619,907	3,589,700
Investments in and advances to unconsolidated joint ventures	85,055	95,606
Net investment in real estate	3,704,962	3,685,306
Cash and cash equivalents	17,229	10,286
Restricted cash	38,339	7,346
Straight-line rent and other receivables, net of allowance for doubtful accounts of $345 and $379, respectively	78,649	79,889
Other assets, net	21,524	25,315
Assets held for sale	6,246	—
Total assets	$3,866,949	$3,808,142

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$95,604	$93,097
Distributions payable	30,032	29,622
Tenant prepaids and security deposits	34,745	32,884
Other liabilities	37,426	37,403
Intangible lease liabilities, net	19,863	21,421
Line of credit	133,000	75,000
Senior unsecured notes	1,328,122	1,351,969
Mortgage notes	163,608	201,959
Liabilities related to assets held for sale	190	—
Total liabilities	1,842,590	1,843,355

Partners' Capital:
General Partner:
OP Units, 963,967 and 950,442 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	20,268	19,703
Limited Partners:
OP Units, 95,432,722 and 94,093,805 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2,006,494	1,950,601
Accumulated other comprehensive loss	(16,891)	(18,634)
Total partners' capital	2,009,871	1,951,670
Noncontrolling interests	14,488	13,117
Total capital	2,024,359	1,964,787
Total liabilities and capital	$3,866,949	$3,808,142

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Rental revenues	$104,217	$95,597	$209,641	$189,574
Institutional capital management and other fees	304	305	776	698
Total revenues	104,521	95,902	210,417	190,272

OPERATING EXPENSES:
Rental expenses	9,226	8,986	18,688	19,035
Real estate taxes	15,529	15,054	32,295	29,655
Real estate related depreciation and amortization	41,447	39,901	83,052	79,971
General and administrative	7,821	7,358	15,013	13,620
Casualty (gain) loss	—	162	(270)	162
Total operating expenses	74,023	71,461	148,778	142,443
Operating income	30,498	24,441	61,639	47,829

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	2,737	935	4,253	1,819
Gain on dispositions of real estate interests	28,076	12,955	28,102	43,052
Interest expense	(16,805)	(15,635)	(33,560)	(32,057)
Interest and other income (expense)	(7)	48	(12)	563
Impairment loss on land	(938)	—	(938)	—
Income tax expense and other taxes	(69)	(172)	(203)	(288)
Consolidated net income of DCT Industrial Operating Partnership LP	43,492	22,572	59,281	60,918
Net income attributable to noncontrolling interests	(247)	(212)	(480)	(423)
Net income attributable to OP Unitholders	43,245	22,360	58,801	60,495
Distributed and undistributed earnings allocated to participating securities	(162)	(106)	(323)	(334)
Adjusted net income attributable to OP Unitholders	$43,083	$22,254	$58,478	$60,161

NET EARNINGS PER OP UNIT:
Basic	$0.45	$0.24	$0.61	$0.65
Diluted	$0.45	$0.24	$0.61	$0.64

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	95,827	93,787	95,622	93,204
Diluted	95,949	94,223	95,748	93,628

Distributions declared per OP Unit	$0.31	$0.29	$0.62	$0.58

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income of DCT Industrial Operating Partnership LP	$43,492	$22,572	$59,281	$60,918
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	(1,503)	(3,437)	(1,142)	(9,866)
Net reclassification adjustment on cash flow hedging instruments	1,402	1,670	2,888	3,412
Other comprehensive income (loss)	(101)	(1,767)	1,746	(6,454)
Comprehensive income	43,391	20,805	61,027	54,464
Comprehensive income attributable to noncontrolling interests	(236)	(172)	(483)	(287)
Comprehensive income attributable to OP Unitholders	$43,155	$20,633	$60,544	$54,177

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
(unaudited, in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non-controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2016	$1,964,787	950	$19,703	94,094	$1,950,601	$(18,634)	$13,117
Net income	59,281	—	588	—	58,213	—	480
Other comprehensive income	1,746	—	—	—	—	1,743	3
Issuance of OP Units, net of selling costs	59,495	—	—	1,179	59,495	—	—
Issuance of OP Units, share-based compensation plans	(1,452)	—	—	258	(1,452)	—	—
Amortization of share-based compensation	3,691	—	—	—	3,691	—	—
Distributions to OP Unitholders and noncontrolling interests	(60,186)	—	(598)	—	(59,199)	—	(389)
Capital contributions from noncontrolling interests	1,277	—	—	—	—	—	1,277
Redemption of limited partner OP Units, net	(4,280)	—	—	(84)	(4,280)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	14	575	(14)	(575)	—	—
Balance at June 30, 2017	$2,024,359	964	$20,268	95,433	$2,006,494	$(16,891)	$14,488

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$59,281	$60,918
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	83,052	79,971
Gain on dispositions of real estate interests	(28,102)	(43,052)
Distributions of earnings from unconsolidated joint ventures	22,717	2,775
Equity in earnings of unconsolidated joint ventures, net	(4,253)	(1,819)
Impairment loss on land	938	—
Share-based compensation	3,004	2,740
Casualty (gain) loss	(270)	162
Straight-line rent	(4,214)	(11,158)
Other	2,515	2,910
Changes in operating assets and liabilities:
Other receivables and other assets	8,395	(2,401)
Accounts payable, accrued expenses and other liabilities	(3,599)	5,720
Net cash provided by operating activities	139,464	96,766
INVESTING ACTIVITIES:
Real estate acquisitions	(35,555)	(8,698)
Capital expenditures and development activities	(97,532)	(152,111)
Proceeds from dispositions of real estate investments	52,868	106,144
Investments in unconsolidated joint ventures	(11,891)	(7,942)
Proceeds from casualties	300	600
Distributions of investments in unconsolidated joint ventures	3,546	653
Other investing activities	(3,278)	(2,973)
Net cash used in investing activities	(91,542)	(64,327)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	189,000	113,000
Repayments of senior unsecured revolving line of credit	(131,000)	(50,000)
Proceeds from senior unsecured notes	51,940	—
Repayments of senior unsecured notes	(76,000)	(50,000)
Principal payments on mortgage notes	(37,770)	(3,309)
Net settlement on issuance of share-based compensation awards	(1,452)	(482)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	59,495	48,451
OP Unit redemptions	(4,280)	(1,137)
Distributions paid on OP Units	(59,387)	(54,151)
Distributions to noncontrolling interests	(389)	(567)
Contributions from noncontrolling interests	532	99
Other financing activity	(698)	74
Net cash provided by (used in) financing activities	(10,009)	1,978
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	37,913	34,417
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18,074	49,878
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$55,987	$84,295

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$30,616	$28,783
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$15,660	$18,131
Contributions from noncontrolling interests	$745	$—
Change in capital expenditures accruals	$(8,301)	$4,579

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2017, DCT owned approximately 96.4% of the outstanding equity interests in the Operating Partnership.
As of June 30, 2017, the Company owned interests in approximately 73.3 million square feet of properties leased to approximately 860 customers, including:

•	63.8 million square feet comprising 397 consolidated operating properties, including one building totaling 0.3 million square feet classified as held for sale, that were 97.5% occupied;

•
7.6 million square feet comprising 21 unconsolidated properties that were 99.1% occupied and which we operated on behalf of one institutional capital management partner and an unconsolidated joint venture;

•	0.3 million square feet comprising three consolidated value-add acquisitions;

•	0.2 million square feet comprising two consolidated properties under redevelopment; and

•	1.4 million square feet comprising five consolidated properties developed by DCT which are shell-complete and in lease-up.
In addition, the Company has 12 projects under construction and several projects in pre-development. See “Note 3 – Investment in Properties” for further details related to our development activity.

Note 2 – Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2016 and related notes thereto included in our Form 10-K filed on February 17, 2017.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that these short-term instruments are not exposed to any significant credit risk. Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions. As of June 30, 2017 and June 30, 2016, approximately $36.3 million and $48.2 million, respectively, of restricted cash was included in “Cash, Cash Equivalents and Restricted Cash” in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions. For the six months ended June 30, 2016, the funds that had been obtained in tax deferred, like-kind exchange transactions were utilized during 2016.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows (in thousands):

	As of June 30,
	2017	2016
Cash and cash equivalents	$17,229	$33,403
Restricted cash	38,339	50,470
Restricted cash included in Other assets, net	419	422
Total cash, cash equivalents and restricted cash	$55,987	$84,295
Revenue Recognition
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained investment tax credits) of the leased building. Generally our leases do not meet any of the listed criteria above and are classified as operating leases.
We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $0.8 million and $4.2 million for the three and six months ended June 30, 2017, respectively, and approximately $5.7 million and $11.2 million for the three and six months ended June 30, 2016, respectively.
If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant generally is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into rental revenues over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of rental revenue over the lease term. Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. Tenant recovery income recognized as “Rental revenues” was approximately $24.7 million and $50.6 million for the three and six months ended June 30, 2017, respectively, and approximately $22.3 million and $44.5 million for the three and six months ended June 30, 2016, respectively. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.
In connection with property acquisitions we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2017, respectively, and approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2016, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. Early lease termination fees were approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2017, respectively, and approximately $0.6 million and $0.7 million for the three and six months ended June 30, 2016, respectively.
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
New Accounting Standards
New Accounting Standards Adopted
In March 2016, the FASB issued an ASU that simplifies the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Effective January 1, 2017, we elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of the guidance was applied prospectively and did not have a significant impact on our Consolidated Financial Statements or Consolidated Statements of Cash Flows.
In January 2017, the FASB issued an ASU that clarifies the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard prospectively effective January 1, 2017. As a result, we anticipate that fewer of our acquisitions made in the normal course of business will meet the definition of a business, as our typical acquisitions consist of properties whereby substantially all of the fair value of gross assets acquired is concentrated in a single asset (land, building and in-place leases).
New Accounting Standards Issued but not yet Adopted
In May 2014, the Financial Accounting Standards Boards (“FASB”) issued an accounting standard update (“ASU”), 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB subsequently issued additional ASUs which improve guidance and provide clarification of the new standard. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company expects to adopt the standard effective January 1, 2018 and utilize the modified retrospective transition method. We have developed a project plan and are in the process of evaluating and concluding on our revenue streams. Given the nature of our business, our primary revenue stream is from relatively short-term operating leases with tenants. Additionally, our historical property dispositions have been cash sales with no contingencies and no future involvement in the property operations. We do not expect the adoption of this standard to have a significant impact on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued an ASU that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which we are the lessee will generally be accounted for as operating leases and we will record a lease asset and a lease liability. Leases in which we are the lessors will be accounted as sales-type leases, direct financing leases or operating leases. Revenue related to the lease components of a lease contract will be recognized on a straight-line basis while revenue related to non-lease components will be recognized under ASU 2014-09. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for fiscal years beginning after December 15, 2016. Leases in which we are the lessor will continue to be accounted for as operating leases with minimal impact on the Company's financial condition or results of operation; however, this standard may impact the timing of recognition and disclosures related to our tenant recovery income earned from leasing our consolidated operating properties. Additionally, the standard allows only for the capitalization of the initial direct costs that would have been incurred if the lease had not been obtained. The adoption of this guidance will impact our current policy regarding the capitalization of internal direct costs related to the successful origination of new leases. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to use certain transition relief. The Company expects to adopt this standard effective January 1, 2019.
Note 3 – Investment in Properties
Our consolidated investment in properties consists of our operating portfolio, value-add acquisitions, properties under development, properties in pre-development, redevelopment properties and land held for future development or other purposes. The historical cost of our investment in properties was (in thousands):

	As of June 30, 2017	As of December 31, 2016
Operating portfolio	$4,139,292	$4,123,130
Value-add acquisitions(1)	31,233	54,512
Properties under development	246,643	161,381
Properties in pre-development	70,318	52,998
Properties under redevelopment(2)	19,948	29,754
Land held(3)	4,026	7,698
Total investment in properties	4,511,460	4,429,473
Less accumulated depreciation and amortization	(891,553)	(839,773)
Net investment in properties	$3,619,907	$3,589,700

(1)	Consolidated properties that were acquired and upon acquisition met either of the following criteria:

•	Occupancy of less than 75% upon acquisition; or

•	Occupancy of less than 75% expected to occur due to known move-outs within 24 months of the acquisition date.
Consolidated properties that were acquired vacant or with known move-outs within 24 months of the acquisition date with the intention to have the property out of service for significant physical renovations are classified as redevelopment properties.

(2)
Represents properties out of service while significant physical renovation of the property is underway or while the property is in lease-up subsequent to such renovation. May include properties taken out of service to change the properties' use and/or enhance its functionality.

(3)	Land held that is not intended to be improved or developed in the near future.
Acquisition Activity
During the six months ended June 30, 2017, we acquired two buildings totaling approximately 0.1 million square feet located in the Denver and Northern California markets for a total purchase price of approximately $16.3 million.

Development Activity
Our properties under development include the following:

•
Five buildings in the Atlanta, Dallas, Miami, Orlando and Seattle markets totaling approximately 1.4 million square feet that we completed shell construction as of June 30, 2017 with cumulative costs to date of approximately $88.8 million. These properties are 29.6% leased and occupied based on weighted average square feet.

•	Twelve projects under construction totaling approximately 2.7 million square feet with cumulative costs to date of approximately $157.9 million.
During the six months ended June 30, 2017, we acquired approximately 101.2 acres of land in the Dallas, Houston, Northern California, Orlando and Pennsylvania markets for approximately $18.5 million that is held for future development or is under construction.
During June 2017, we determined the carrying value of one land parcel in our West operating segment exceeded its estimated fair value and recorded an impairment loss on land of approximately $0.9 million. The estimated fair value of the impaired land was based upon a quoted market price, a Level 2 fair value measurement.
Disposition Activity
During the six months ended June 30, 2017, we sold four consolidated operating properties totaling approximately 0.8 million square feet from our Baltimore/Washington D.C., Cincinnati and Phoenix markets to third-parties for gross proceeds of approximately $53.0 million. We recognized gains of approximately $28.1 million on the disposition of these properties.
Intangible Lease Assets and Liabilities
Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2 – Summary of Significant Accounting Policies” for additional information) was approximately $2.6 million and $5.4 million for the three and six months ended June 30, 2017, respectively, and approximately $3.0 million and $6.2 million for the three and six months ended June 30, 2016, respectively. Our intangible lease assets and liabilities included the following (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$68,789	$(37,915)	$30,874	$75,085	$(39,438)	$35,647
Above market rent	$3,181	$(1,574)	$1,607	$3,271	$(1,396)	$1,875
Below market rent	$(31,533)	$11,670	$(19,863)	$(33,029)	$11,608	$(21,421)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures
We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.
During May 2017, the Southern California Logistics Airport (“SCLA”) joint venture entered into a $30.0 million secured fixed rate term note with a maturity date of May 2024. The proceeds were used to pay down a portion of the existing term note maturing in October 2017 and as a return of contributions to the joint venture partners.
During June 2017, the TRT-DCT Venture III disposed of its three remaining properties. We received approximately $2.7 million for our share of the gross proceeds and recognized our share of the gain on the sale of approximately $1.2 million, which is included in "Equity in earnings of unconsolidated joint ventures, net" in our Consolidated Statements of Operations.
During June 2017, the SCLA joint venture completed development activities and stabilized one building totaling 0.4 million square feet.

The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of June 30, 2017		Investments in and Advances to as of
	Ownership Percentage	Number of Buildings	June 30, 2017	December 31, 2016
Unconsolidated Joint Ventures
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$37,434	$37,588
TRT-DCT Venture III	10.0%	—	266	1,546
Total Institutional Joint Ventures		13	37,700	39,134
Other:
SCLA(1)	50.0%	8	47,355	56,472
Total		21	$85,055	$95,606

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

Note 5 – Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
As of June 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings:(1)
Senior unsecured revolving credit facility	$133,000	$133,000	$75,000	$75,000
Fixed rate debt(2)	$1,373,939	$1,446,325	$1,411,349	$1,475,605
Variable rate debt	$125,000	$123,747	$150,000	$150,427

Interest rate contracts:
Interest rate swap asset(3)	$1,727	$1,727	$2,084	$2,084

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

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations and Consolidated Balance Sheets for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the six months ended June 30, 2017 and 2016.

	During the Six Months Ended June 30,
	2017	2016
Level 3 Assets (Liabilities):	(in thousands)	(in thousands)
Interest Rate Swaps:
Beginning balance at January 1	$2,084	$219
Net unrealized loss included in accumulated other comprehensive loss	(1,198)	(9,575)
Realized gain (loss) recognized in interest expense	841	(99)
Ending balance at June 30	$1,727	$(9,455)
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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rate swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2017 and December 31, 2016, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.5 million and $6.6 million, respectively.

During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the six months ended June 30, 2017 and 2016, we recorded a non-cash charge of approximately $6,000 and $1.4 million, respectively, of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). As of June 30, 2017 and December 31, 2016, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest rate swap.
The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of loss recognized in OCI for effective portion of derivatives	$(1,503)	$(3,437)	$(1,142)	$(9,866)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,402)	$(1,670)	$(2,888)	$(3,412)
Amount of gain (loss) recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$24	$(357)	$(6)	$(1,420)

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $4.8 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness
As of June 30, 2017, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $45.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of June 30, 2017, the gross book value of our consolidated properties was approximately $4.5 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2016, the gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of June 30, 2017 and December 31, 2016.
Line of Credit
As of June 30, 2017, we had $133.0 million outstanding and $265.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.

Debt Issuance and Payoffs
During March 2017, we repaid the remaining $25.0 million outstanding on our $100.0 million term loan at par maturing April 2017 using proceeds from our senior unsecured revolving credit facility.
During June 2017, we paid-off our $51.0 million senior unsecured note at par maturing June 2017 using proceeds from our senior unsecured revolving credit facility and proceeds from the issuance of common stock under our continuous equity offering program.
During the six months ended June 30, 2017, we paid-off four mortgage notes at par totaling $34.5 million maturing in 2017 using proceeds from our senior unsecured revolving credit facility.
During March 2017, the Operating Partnership issued $50.0 million aggregate principal amount of 4.50% senior notes due 2023 at 103.88% of face value in a public offering for net proceeds of approximately $51.2 million after offering costs and excluding accrued interest of approximately $0.9 million. The notes were issued under our indenture dated October 9, 2013 and form part of the same series as our previously issued 4.50% senior notes due 2023. We primarily used the net proceeds to pay down our senior unsecured revolving credit facility and for general corporate purposes.
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

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership
DCT
Common Stock
As of June 30, 2017, approximately 93.0 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the six months ended June 30, 2017, we issued approximately 1.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $51.47 per share for proceeds of approximately $59.7 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of June 30, 2017, approximately 1.4 million shares of common stock remain available to be issued under the current offering.
During the six months ended June 30, 2017 and 2016, we issued approximately 72,000 and 53,000 shares of common stock in each corresponding period related to vested shares of restricted stock and stock option exercises.

Operating Partnership
OP Units
For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.
As of June 30, 2017 and December 31, 2016, DCT owned approximately 96.4% and 96.3%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.
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
During the six months ended June 30, 2017, approximately 0.2 million OP Units were redeemed for approximately $2.3 million in cash and approximately 0.1 million shares of DCT common stock. During the six months ended June 30, 2016, approximately 0.3 million OP Units were redeemed for approximately $0.6 million in cash and approximately 0.3 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “LTIP Units” below for a summary of LTIP Unit redemptions.
As of June 30, 2017 and December 31, 2016, there were approximately 3.4 million and 3.5 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $183.8 million and $168.9 million based on the $53.44 and $47.88 per share closing price of DCT’s common stock on June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, included in OP Units were approximately 0.8 million and 0.7 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended, respectively.
Equity-Based Compensation
On October 10, 2006, the Company established the Long-Term Incentive Plan, as amended, to grant restricted stock, stock options and other awards to our personnel and directors, as defined in the plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations.
Restricted Stock
Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which the stock vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the six months ended June 30, 2017, we granted approximately 36,000 shares of restricted stock to certain officers and employees at the weighted average fair market value of $44.30 per share.

LTIP Units
Pursuant to the Long-Term Incentive Plan, as amended, the Company may grant limited partnership interests in the Operating Partnership called LTIP Units. Vested LTIP Units may be redeemed by the Company in cash or in shares of DCT common stock, at the discretion of the Company, on a one-for-one basis with common shares, subject to certain restrictions of the Partnership Agreement. LTIP Units receive distributions equally along with common shares. LTIP Units are valued by reference to the value of DCT’s common stock and generally vest ratably over a period of four to five years, depending on the grant. LTIP Unit equity compensation is amortized to compensation expense over the service period during which the units vest.
During the six months ended June 30, 2017, approximately 0.1 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $5.9 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 19% and a weighted average risk-free interest rate of 1.93%. During the six months ended June 30, 2017, there were approximately 90,000 vested LTIP Units redeemed for approximately $2.0 million in cash and converted into approximately 50,000 shares of DCT common stock. As of June 30, 2017, approximately 1.2 million LTIP Units were outstanding of which approximately 0.8 million were vested.
During the six months ended June 30, 2016, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $6.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 23% and a weighted average risk-free interest rate of 1.28%. During the six months ended June 30, 2016, approximately 69,000 vested LTIP Units were converted into approximately 69,000 shares of DCT common stock and approximately 13,000 vested LTIP Units were redeemed for approximately $0.5 million in cash. As of June 30, 2016, approximately 1.2 million LTIP Units were outstanding of which approximately 0.7 million were vested.

Note 9 – Related Party Transactions
Southern California Consolidated Ventures
We previously entered into four agreements with entities controlled by our former president, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk-industrial buildings located in our Southern California market. The former executive has a weighted average ownership interest in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third-party. Each venture partner will earn returns in accordance with their ownership interests. We have controlling rights, including management of the operations of the properties, and we have consolidated these properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.

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

DCT
The following table presents the computation of basic and diluted weighted average common shares outstanding (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Denominator
Weighted average common shares outstanding – basic	92,307	89,748	92,030	89,066
Effect of dilutive securities:
Stock options and phantom stock	122	436	126	424
Weighted average common shares outstanding – diluted	92,429	90,184	92,156	89,490

Operating Partnership
The following table presents the computation of basic and diluted weighted average OP Units outstanding (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Denominator
Weighted average OP Units outstanding – basic	95,827	93,787	95,622	93,204
Effect of dilutive securities:
Stock options and phantom stock	122	436	126	424
Weighted average OP Units outstanding – diluted	95,949	94,223	95,748	93,628

DCT and the Operating Partnership
Potentially Dilutive Shares
For the three and six months ended June 30, 2017, DCT excluded from net earnings per diluted share the weighted average common share equivalents related to 3.5 million and 3.6 million OP Units, respectively, because their effect would be anti-dilutive. During the same periods ended June 30, 2016, DCT excluded from net earnings per diluted share the weighted average common share equivalents related to 4.0 million and 4.1 million OP Units, respectively, because their effect would be anti-dilutive.

Note 11 – Segment Information
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze our performance.
The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of June 30, 2017	As of December 31, 2016
Segments:
East assets	$1,084,996	$1,077,749
Central assets	1,119,228	1,101,049
West assets	1,508,456	1,500,879
Total segment net assets	3,712,680	3,679,677
Non-segment assets:
Non-segment cash and cash equivalents	13,986	8,383
Other non-segment assets(1)	140,283	120,082
Total assets	$3,866,949	$3,808,142

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables, restricted cash and other assets.

The following table presents the rental revenues of our segments and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
East	$31,321	$29,171	$62,982	$58,798
Central	34,160	32,266	68,758	63,060
West	38,736	34,160	77,901	67,716
Rental revenues	104,217	95,597	209,641	189,574
Institutional capital management and other fees	304	305	776	698
Total revenues	$104,521	$95,902	$210,417	$190,272
The following table presents a reconciliation of our reported “Net income attributable to common stockholders” to our property NOI and property NOI of our segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$41,634	$21,418	$56,593	$57,809
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	1,611	942	2,208	2,686
Net income attributable to OP Unitholders	$43,245	$22,360	$58,801	$60,495
Net income attributable to noncontrolling interests of the Operating Partnership	247	212	480	423
Institutional capital management and other fees	(304)	(305)	(776)	(698)
Gain on dispositions of real estate interests	(28,076)	(12,955)	(28,102)	(43,052)
Real estate related depreciation and amortization	41,447	39,901	83,052	79,971
Casualty (gain) loss	—	162	(270)	162
General and administrative expense	7,821	7,358	15,013	13,620
Equity in earnings of unconsolidated joint ventures, net	(2,737)	(935)	(4,253)	(1,819)
Interest expense	16,805	15,635	33,560	32,057
Interest and other (income) expense	7	(48)	12	(563)
Impairment loss on land	938	—	938	—
Income tax expense and other taxes	69	172	203	288
Property NOI(1)	$79,462	$71,557	$158,658	$140,884

East	$24,350	$22,773	$48,568	$44,846
Central	24,514	22,528	49,024	43,741
West	30,598	26,256	61,066	52,297
Property NOI(1)	$79,462	$71,557	$158,658	$140,884

(1)
Property NOI is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our overall financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 12 – Assets Held for Sale
As of June 30, 2017, one property in our Central operating segment was classified as held for sale and is reported at its lower of carrying value or estimated fair value less estimated cost to sell. We expect to complete the sale of this property in August 2017.
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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2017, DCT owned approximately 96.4% of the outstanding equity interests in the Operating Partnership.
As of March 31, 2017, our operating portfolio was revised to include only stabilized operating properties, developments, redevelopments and value-add acquisitions. Previously, value-add acquisitions were added to the operating pool upon acquisition and prior to stabilization. This change increased our June 30, 2017 operating portfolio occupancy 10 basis points over what it would have been prior to this change. Additionally, our same-store portfolio was revised to include value-add acquisitions only if they were stabilized throughout both periods presented. Previously, value-add acquisitions would have been included if they were owned throughout both periods presented.
As of June 30, 2017, the Company owned interests in approximately 73.3 million square feet of properties leased to approximately 860 customers, including:

•	63.8 million square feet comprising 397 consolidated operating properties, including one building totaling 0.3 million square feet classified as held for sale, that were 97.5% occupied;

•
7.6 million square feet comprising 21 unconsolidated properties that were 99.1% occupied and which we operated on behalf of one institutional capital management partner and an unconsolidated joint venture;

•	0.3 million square feet comprising three consolidated value-add acquisitions;

•	0.2 million square feet comprising two consolidated properties under redevelopment; and

•	1.4 million square feet comprising five consolidated properties developed by DCT which are shell-complete and in lease-up.
In addition, the Company has 12 projects under construction and several projects in pre-development. See “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties” for further details related to our development activity.
Our primary business objectives are to maximize long-term growth in Funds From Operations, or “FFO”, as defined on page 48, net asset value of our portfolio and total shareholder return. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into quality development and acquisition opportunities which meet our asset, location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.
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
We expect same-store net operating income to be higher in 2017 than it was in 2016, primarily as a result of the impact of increasing rental rates on leases signed in 2016 and 2017 compared to expiring leases.
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
Summary of Significant Transactions and Activities for the Six Months Ended June 30, 2017

•	Acquisition Activities

•
During the six months ended June 30, 2017, we acquired two buildings totaling approximately 0.1 million square feet located in the Denver and Northern California markets for a total purchase price of approximately $16.3 million.

•	Development Activities

•
As of June 30, 2017, we completed shell construction on five buildings in the Atlanta, Dallas, Miami, Orlando and Seattle markets totaling 1.4 million square feet with cumulative costs to date of approximately $88.8 million and a total projected investment of approximately $97.2 million. These properties are 29.6% leased and occupied based on weighted average square feet.

•
Also, as of June 30, 2017, we have 12 projects under construction totaling 2.7 million square feet with cumulative costs to date of approximately $157.9 million and a total projected investment of approximately $269.0 million. These projects are 24.3% pre-leased.

•
Additionally, during the six months ended June 30, 2017, we acquired 101.2 acres of land in the Dallas, Houston, Northern California, Orlando and Pennsylvania markets for approximately $18.5 million that is held for future development or is under construction.

•	During June 2017, the Southern California Logistics Airport (“SCLA”) joint venture completed development activities and stabilized one building totaling 0.4 million square feet.

The table below reflects a summary of development activities as of June 30, 2017, (in thousands, except acres and number of buildings):

Project	Market	Acres	Number of Buildings	Square Feet	Percent-age Owned(1)	Cumulative Costs at 6/30/2017	Projected Investment	Completion Date(2)	Percent-age Leased(3)
Consolidated Development Activities:

Development Projects in Lease-Up
DCT North Satellite Distribution Center	Atlanta	47	1	549	100%	$27,041	$31,627	Q4-2016	83%
DCT Waters Ridge	Dallas	18	1	347	100%	20,441	21,072	Q4-2016	52%
DCT Commerce Center Building C	Miami	8	1	136	100%	14,885	15,900	Q2-2017	100%
DCT Airport Distribution Center Building D	Orlando	6	1	95	100%	6,196	7,006	Q3-2016	33%
DCT White River Corporate Center North	Seattle	13	1	251	100%	20,221	21,615	Q4-2016	100%
	Sub Total	92	5	1,378	100%	$88,784	$97,220		76%
Under Construction
DCT Terrapin Commerce Center Building I	Baltimore/Washington D.C.	13	1	126	100%	$4,507	$14,585	Q1-2018	0%
DCT Central Avenue	Chicago	54	1	190	100%	45,620	63,755	Q3-2017	100%
DCT Stockyards Industrial Center	Chicago	10	1	167	100%	13,106	15,801	Q3-2017	0%
DCT Greenwood	Chicago	8	1	140	100%	4,872	11,642	Q4-2017	0%
DCT Miller Road	Dallas	17	1	270	100%	11,923	15,098	Q3-2017	42%
DCT DFW Trade Center	Dallas	10	1	112	100%	7,731	9,609	Q3-2017	0%
DCT Summit Distribution Center	Denver	12	1	168	100%	5,787	13,787	Q4-2017	0%
DCT Rail Center 225, B	Houston	13	1	222	100%	2,942	14,866	Q1-2018	100%
DCT Commerce Center Building D	Miami	8	1	137	100%	9,125	15,787	Q4-2017	0%
DCT Commerce Center Building E	Miami	10	1	162	100%	12,561	19,826	Q4-2017	83%
Seneca Commerce Center Building I	Miami	13	1	222	90%	6,050	21,572	Q1-2018	0%
DCT Arbor Avenue	Northern California	40	1	796	100%	33,635	52,693	Q3-2017	0%
	Sub Total	208	12	2,712	99%	$157,859	$269,021		24%

	Total	300	17	4,090	99%	$246,643	$366,241		42%

(1)	Percentage owned is based on equity ownership weighted by square feet.

(2)	The completion date represents the date of building shell-completion or estimated date of shell-completion.

(3)	Percentage leased is computed as of the date the financial statements were available to be issued.
•Disposition Activities

•
During the six months ended June 30, 2017, we sold four consolidated operating properties totaling approximately 0.8 million square feet from our Baltimore/Washington D.C., Cincinnati and Phoenix markets to third-parties for gross proceeds of approximately $53.0 million. We recognized gains of approximately $28.1 million on the disposition of these properties.

•Debt Activity

•
As of June 30, 2017, we had $133.0 million outstanding and $265.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.

•	During March 2017, we repaid the remaining $25.0 million outstanding on our $100.0 million term loan at par maturing April 2017 using proceeds from our senior unsecured revolving credit facility.

•
During June 2017, we paid-off our $51.0 million senior unsecured note at par maturing June 2017 using proceeds from our senior unsecured revolving credit facility and proceeds from the issuance of common stock under our continuous equity offering program.

•	During the six months ended June 30, 2017, we paid-off four mortgage notes at par totaling $34.5 million maturing in 2017 using proceeds from our senior unsecured revolving credit facility.

•	Significant Activity from Investments in and Advances to Unconsolidated Joint Venture

•
During June 2017, the TRT-DCT Venture III disposed of its three remaining properties. We received approximately $2.7 million for our share of the gross proceeds and recognized our share of the gain on the sale of approximately $1.2 million, which is included in "Equity in earnings of unconsolidated joint ventures, net" in our Consolidated Statements of Operations.

•
During May 2017, the SCLA joint venture entered into a $30.0 million secured fixed rate term note with a maturity date of May 2024. The proceeds were used to pay down a portion of the existing term note maturing in October 2017 and as a return of contributions to the joint venture partners.

•	Equity Activity

•
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share. During the six months ended June 30, 2017, we issued approximately 1.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $51.47 per share for proceeds of approximately $59.7 million, net of offering costs. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments. As of June 30, 2017, approximately 1.4 million shares of common stock remain available to be issued under the current offering.

•	Leasing Activity

•
During the six months ended June 30, 2017, we signed a total of 111 leases comprising 6.9 million square feet of which 45 leases totaling 3.1 million square feet included concessions of $2.8 million primarily related to free rent periods.

The following table provides a summary of our leasing activity for the three and six months ended June 30, 2017:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
SECOND QUARTER 2017		(in thousands)			(in months)
New	28	1,150	N/A	27.8%	64	$3.63
Renewal	28	1,759	N/A	47.5%	46	1.41
Value-add acquisition, development and redevelopment	5	720	N/A	N/A	56	N/A
Total/Weighted Average	61	3,629	$4.92	40.2%	54	$2.29
Weighted Average Retention(6)	71.3%

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
YEAR TO DATE 2017		(in thousands)			(in months)
New	46	1,976	N/A	27.6%	57	$3.79
Renewal	55	3,639	N/A	35.2%	52	1.34
Value-add acquisition, development and redevelopment	10	1,275	N/A	N/A	58	N/A
Total/Weighted Average	111	6,890	$4.93	32.6%	54	$2.20
Weighted Average Retention(6)	70.8%

(1)	Reflects leases executed during the periods presented. Excludes leases with a term shorter than one year.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated on a straight-line basis.

(3)
Straight-line basis rent growth reflects the percentage change in net effective rent of the lease executed during the period compared to the net effective rent of the prior lease on the same space (holdover payments are excluded). All net effective rents are compared on a net basis. Net effective rent under gross or similar type leases are converted to net effective rent based on an estimate of the applicable recoverable expenses.

(4)	Assumes no exercise of lease renewal options, if any.

(5)
Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. These costs represent the total turnover costs estimated upon execution to be incurred associated with the leases signed during the period and may not ultimately reflect the actual expenditures. The estimated turnover costs associated with leases signed on value-add acquisitions, developments and redevelopments are included in the total projected costs for those investments and are therefore excluded from the leasing statistics.

(6)
Represents the percentage of customers renewing their respective leases weighted by average square feet. Excludes leases signed on value-add acquisitions, developments and redevelopments and leases with a term shorter than one year.

Customer Diversification
As of June 30, 2017, there were no customers that occupied more than 3.4% of our consolidated properties based on annualized base rent, which is calculated as the monthly contractual base rent (cash basis) per the terms of the lease, as of the period end, multiplied by 12. The following table presents our 10 largest customers, based on annualized base rent as of June 30, 2017, who occupied a combined 11.2 million square feet, or 17.1%, of our consolidated properties and 17.5% of annualized base rent.

Customer	Percentage of Annualized Base Rent
Amazon.com, Inc.	3.4%
Distributions Alternatives, Inc.	3.3%
FedEx Corporation	1.7%
United Parcel Service, Inc.	1.7%
Geodis	1.6%
Stanley Black & Decker, Inc.	1.5%
The J. M. Smucker Company	1.1%
Deutsche Post DHL Group	1.1%
Schenker, Inc.	1.1%
The Clorox Company	1.0%
Total	17.5%

Although base rent is supported by long-term lease contracts, customers who file bankruptcy generally have the legal right to reject any or all of their leases. In the event that a customer with a significant number of leases in our properties enters bankruptcy and cancels its leases we could experience a reduction in our cash flow from revenues and an increase in allowance for doubtful accounts receivable.
We frequently monitor the financial condition of our customers. We communicate regularly with those customers that have been delinquent or are in bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues.
Results of Operations
Summary of the three and six months ended June 30, 2017 compared to the same period ended June 30, 2016
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. Our actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As of June 30, 2017, the Company owned interests in or had under development approximately 73.3 million square feet of properties leased to approximately 860 customers, including 4.6 million square feet managed on behalf of one institutional capital management joint venture partner and 3.0 million square feet in an unconsolidated joint venture. As of June 30, 2017, we consolidated 397 operating properties, three value-add acquisitions, five development properties, two redevelopment properties and one consolidated operating property classified as held for sale. As of June 30, 2016, we consolidated 390 operating properties, two value-add acquisitions, two development properties and four redevelopment properties.
Comparison of the three months ended June 30, 2017 compared to the same period ended June 30, 2016
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income (“NOI”), other revenue and other income, and other expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 (in thousands).

Our same-store portfolio includes all consolidated stabilized acquisitions acquired before April 1, 2016 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to April 1, 2016. Once a property is included in our same-store portfolio, it remains until it is subsequently disposed of or placed into redevelopment. We consider our same-store portfolio to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating portfolio period over period. Developments and redevelopments are deemed to be stabilized upon the earlier of achieving 90% occupancy or 12 months after shell-completion. Value-add acquisitions are deemed to be stabilized i) if the property acquired is less than 75% occupied upon acquisition, the property will stabilize upon the earlier of achieving 90% occupancy or 12 months from the acquisition date, or ii) if the property is acquired with known move-outs within 24 months of the acquisition date the property will stabilize upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred. All other acquisitions are deemed stabilized upon acquisition. Non-same-store operating properties include properties not meeting the same-store criteria and exclude development and redevelopment properties and value-add acquisitions that are not stabilized or ready for their intended use.
For the three months ended June 30, 2017, we had 376 properties classified as same-store comprising 59.5 million square feet and 31 classified as non-same-store, which includes 21 operating properties, five development properties, two redevelopment properties and three value-add acquisitions that were not stabilized. A discussion of these changes follows the table below (see footnote on following page).

	For the Three Months Ended June 30,
	2017	2016	$ Change	Percent Change
Rental Revenues
Same-store portfolio	$93,982	$91,353	$2,629	2.9%
Non-same-store operating properties	8,889	3,998	4,891	122.3%
Value-add acquisition, development and redevelopment	1,346	246	1,100	447.2%
Total rental revenues	104,217	95,597	8,620	9.0%
Rental Expenses and Real Estate Taxes
Same-store portfolio	22,435	23,002	(567)	(2.5)%
Non-same-store operating properties	2,028	908	1,120	123.3%
Value-add acquisition, development and redevelopment	292	130	162	124.6%
Total rental expenses and real estate taxes	24,755	24,040	715	3.0%
Property NOI(1)
Same-store portfolio	71,547	68,351	3,196	4.7%
Non-same-store operating properties	6,861	3,090	3,771	122.0%
Value-add acquisition, development and redevelopment	1,054	116	938	808.6%
Total property NOI	79,462	71,557	7,905	11.0%
Other Revenue and Other Income
Institutional capital management and other fees	304	305	(1)	(0.3)%
Casualty loss	—	(162)	162	100.0%
Equity in earnings of unconsolidated joint ventures, net	2,737	935	1,802	192.7%
Gain on dispositions of real estate interests	28,076	12,955	15,121	116.7%
Interest and other income (expense)	(7)	48	(55)	(114.6)%
Total other revenue and other income	31,110	14,081	17,029	120.9%
Other Expenses
Real estate related depreciation and amortization	41,447	39,901	1,546	3.9%
Interest expense	16,805	15,635	1,170	7.5%
General and administrative	7,821	7,358	463	6.3%
Impairment loss on land	938	—	938	100.0%
Income tax expense and other taxes	69	172	(103)	(59.9)%
Total other expenses	67,080	63,066	4,014	6.4%
Net income attributable to noncontrolling interests of the Operating Partnership	(247)	(212)	(35)	(16.5)%
Net income attributable to OP Unitholders	$43,245	$22,360	$20,885	93.4%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(1,611)	(942)	(669)	(71.0)%
Net income attributable to common stockholders	$41,634	$21,418	$20,216	94.4%

(1)
Property NOI is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our overall financial performance since it excludes expenses which could materially impact our results of operations.  Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $8.6 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the following changes:

•
$4.9 million increase in total revenues in our non-same-store portfolio, of which $6.4 million is attributed to seven operating property acquisitions, two value-add acquisitions and 12 development and redevelopment properties placed into our operating portfolio since April 1, 2016, offset in part by a $1.5 million decrease attributed to 15 consolidated property dispositions since April 1, 2016.

•	$2.6 million increase in total revenues in our same-store portfolio primarily due to the following:

•	$6.6 million increase in base rent primarily resulting from increased rental rates and a 10 basis point increase in average occupancy period over period;

•	$0.6 million increase in operating expense recoveries related to higher average occupancy and increases in property tax expense; and

•	$0.4 million increase in early lease termination fees primarily attributable to two tenants in 2017; which was partially offset by

•	$4.8 million decrease in straight-line rental revenue; and

•	$0.2 million decrease in below market rent revenue adjustments.

•	$1.1 million increase in total revenues primarily attributed to four development and value-add properties that were not stabilized as of June 30, 2017.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Three Months Ended June 30,
	2017	2016	$ Change	Percent Change
Base rent	$76,890	$65,685	$11,205	17.1%
Straight-line rent	822	5,694	(4,872)	(85.6)%
Amortization of above and below market rent intangibles	712	769	(57)	(7.4)%
Tenant recovery income	24,745	22,269	2,476	11.1%
Other	613	608	5	0.8%
Revenues related to early lease terminations	435	572	(137)	(24.0)%
Total rental revenues	$104,217	$95,597	$8,620	9.0%
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $0.7 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the following:

•
$1.1 million increase in rental expenses and real estate taxes related to our non-same-store portfolio primarily due to a $0.9 million increase in property taxes in our Chicago, Northern California and Southern California markets attributed to property acquisitions and completion of developments and redevelopments and a $0.5 million increase in other property operating expenses, offset in part by a $0.3 million decrease primarily related to dispositions in our Chicago, Houston and Indianapolis markets; and

•
$0.2 million increase in rental expenses and real estate taxes primarily due to increased property taxes in our Atlanta, Dallas and Denver markets from our development and redevelopment properties and value-add acquisitions that were not stabilized as of June 30, 2017; which was partially offset by

•
$0.6 million decrease in rental expenses and real estate taxes period over period in our same-store portfolio primarily due to decreased property taxes in our Denver, Houston and Southern California markets.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Three Months Ended June 30,
	2017	2016	$ Change	Percent Change
Real estate taxes	$15,529	$15,054	$475	3.2%
Insurance	1,174	1,193	(19)	(1.6)%
Common area maintenance	3,868	3,522	346	9.8%
Utilities	1,197	1,169	28	2.4%
Property management fees	2,826	2,506	320	12.8%
Other	161	596	(435)	(73.0)%
Total rental expenses and real estate taxes	$24,755	$24,040	$715	3.0%
Other Revenue and Other Income
Total other revenue and other income increased $17.0 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the following:

•
$15.1 million increase in gain on dispositions of real estate interests primarily related to gains of $28.1 million recognized from the disposition of four properties in the Baltimore/Washington D.C., Cincinnati and Phoenix markets during 2017 compared to gains of $13.0 million recognized from the disposition of seven properties in the Chicago and Northern California markets during the same period in 2016;

•
$1.8 million increase in equity in earnings of unconsolidated joint ventures, net, primarily related to a $1.2 million gain recognized on the sale of three properties in the TRT-DCT Venture III joint venture and increased earnings from our unconsolidated investments in the SCLA and DCT/SPF Industrial Operating LLC joint ventures due to higher average occupancy during 2017 compared to 2016 and the completion of development activities and stabilization of two buildings in the SCLA joint venture since July 1, 2016; and

•
$0.2 million increase in casualty loss primarily related to the write-off of assets from three casualty events in our Northern California and Phoenix markets during 2016 with no corresponding activity during 2017.

Other Expenses
Other expenses increased $4.0 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the following:

•	$1.5 million increase in depreciation and amortization expense resulting from the following:

•	$3.0 million increase related to real estate acquisitions, development and redevelopment properties and value-add acquisitions, and capital additions; partially offset by

•	$0.6 million decrease related to real estate dispositions; and

•	$0.9 million decrease related to tenant improvements and intangible lease assets that were fully amortized during 2016.

•	$1.2 million increase in interest expense due to the following:

•
$2.0 million increase due to increased average outstanding indebtedness of approximately $93.5 million and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; partially offset by

•
$0.4 million decrease due to a $0.4 million increase in capitalized interest primarily related to increased development activities and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; and

•
$0.4 million decrease due to $0.4 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge compared to a decrease in interest expense of $24,000 related to hedge ineffectiveness recognized during 2017.

•	$0.9 million increase in impairment loss on land recognized on one parcel of land during 2017; and

•	$0.5 million increase in general and administrative expense primarily related to personnel and office costs.
Comparison of the six months ended June 30, 2017 compared to the same period ended June 30, 2016
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property NOI, other revenue and other income, and other expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (amounts in thousands).
Our same-store portfolio includes all consolidated stabilized acquisitions acquired before January 1, 2016 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to January 1, 2016. Once a property is included in our same-store portfolio, it remains until it is subsequently disposed of or placed into redevelopment. We consider our same-store portfolio to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating portfolio period over period. Developments and redevelopments are deemed to be stabilized upon the earlier of achieving 90% occupancy or 12 months after shell-completion. Value-add acquisitions are deemed to be stabilized i) if the property acquired is less than 75% occupied upon acquisition, the property will stabilize upon the earlier of achieving 90% occupancy or 12 months from the acquisition date, or ii) if the property is acquired with known move-outs within 24 months of the acquisition date the property will stabilize upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred. All other acquisitions are deemed stabilized upon acquisition. Non-same-store operating properties include properties not meeting the same-store criteria and exclude development and redevelopment properties and value-add acquisitions that are not stabilized or ready for their intended use.
For the six months ended June 30, 2017, we had 367 properties classified as same-store comprising 56.7 million square feet and 40 classified as non-same-store, which includes 30 operating properties, five development properties, two redevelopment properties and three value-add acquisitions that were not stabilized. A discussion of these changes follows the table below.

	For the Six Months Ended June 30,
	2017	2016	$ Change	Percent Change
Rental Revenues
Same-store portfolio	$179,391	$172,710	$6,681	3.9%
Non-same-store operating properties	27,807	16,191	11,616	71.7%
Value-add acquisition, development and redevelopment	2,443	673	1,770	263.0%
Total rental revenues	209,641	189,574	20,067	10.6%
Rental Expenses and Real Estate Taxes
Same-store portfolio	44,306	44,653	(347)	(0.8)%
Non-same-store operating properties	6,100	3,780	2,320	61.4%
Value-add acquisition, development and redevelopment	577	257	320	124.5%
Total rental expenses and real estate taxes	50,983	48,690	2,293	4.7%
Property NOI(1)
Same-store portfolio	135,085	128,057	7,028	5.5%
Non-same-store operating properties	21,707	12,411	9,296	74.9%
Value-add acquisition, development and redevelopment	1,866	416	1,450	348.6%
Total property NOI	158,658	140,884	17,774	12.6%
Other Revenue and Other Income
Institutional capital management and other fees	776	698	78	11.2%
Casualty gain (loss)	270	(162)	432	266.7%
Equity in earnings of unconsolidated joint ventures, net	4,253	1,819	2,434	133.8%
Gain on dispositions of real estate interests	28,102	43,052	(14,950)	(34.7)%
Interest and other income (expense)	(12)	563	(575)	(102.1)%
Total other revenue and other income	33,389	45,970	(12,581)	(27.4)%
Other Expenses
Real estate related depreciation and amortization	83,052	79,971	3,081	3.9%
Interest expense	33,560	32,057	1,503	4.7%
General and administrative	15,013	13,620	1,393	10.2%
Impairment loss on land	938	—	938	100.0%
Income tax expense and other taxes	203	288	(85)	(29.5)%
Total other expenses	132,766	125,936	6,830	5.4%
Net income attributable to noncontrolling interests of the Operating Partnership	(480)	(423)	(57)	(13.5)%
Net income attributable to OP Unitholders	$58,801	$60,495	$(1,694)	(2.8)%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(2,208)	(2,686)	478	17.8%
Net income attributable to common stockholders	$56,593	$57,809	$(1,216)	(58.9)%

(1)	See definition of property NOI on page 35.

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $20.1 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the following changes:

•
$11.6 million increase in total revenues in our non-same-store portfolio, of which $14.9 million is attributed to seven operating property acquisitions, two value-add acquisitions and 21 development and redevelopment properties and value-add acquisitions placed into our operating portfolio since January 1, 2016, offset in part by a $3.3 million decrease attributed to 19 consolidated property dispositions since January 1, 2016.

•	$6.7 million increase in total revenues in our same-store portfolio primarily due to the following:

•	$10.7 million increase in base rent primarily resulting from increased rental rates and a 40 basis point increase in average occupancy period over period;

•	$2.1 million increase in operating expense recoveries related to higher average occupancy and increases in property tax expense; and

•	$0.8 million increase in early lease termination fees primarily attributable to four tenants in 2017; which was partially offset by

•	$5.5 million decrease in straight-line rental revenue;

•	$1.2 million decrease in miscellaneous income from tenants primarily due to higher move-out repairs in 2016 compared to the same period in 2017; and

•	$0.2 million decrease in below market rent adjustments.

•	$1.8 million increase in total revenues primarily due to four properties that were not stabilized as of June 30, 2017.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Six Months Ended June 30,
	2017	2016	$ Change	Percent Change
Base rent	$150,861	$129,586	$21,275	16.4%
Straight-line rent	4,214	11,158	(6,944)	(62.2)%
Amortization of above and below market rent intangibles	1,444	1,480	(36)	(2.4)%
Tenant recovery income	50,617	44,486	6,131	13.8%
Other	1,569	2,212	(643)	(29.1)%
Revenues related to early lease terminations	936	652	284	43.6%
Total rental revenues	$209,641	$189,574	$20,067	10.6%
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $2.3 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the following:

•
$2.3 million increase in rental expenses and real estate taxes related to our non-same-store portfolio primarily due to a $2.2 million increase in property taxes in our Chicago, Northern California and Southern California markets attributed to property acquisitions and completion of developments and redevelopments and a $1.0 million increase in property management fees and common area maintenance, offset in part by a $0.9 million decrease primarily related to dispositions in our Chicago, Houston and Indianapolis markets; and

•
$0.3 million increase in rental expenses and real estate taxes primarily due to increased property taxes in our Atlanta, Dallas and Denver markets from our development and redevelopment properties and value-add acquisitions that were not stabilized as of June 30, 2017; which was partially offset by

•
$0.3 million decrease in rental expenses and real estate taxes period over period in our same-store portfolio primarily due to a decrease in snow removal costs, offset in part by higher property taxes in our Atlanta, Dallas, Houston and Memphis markets.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Six Months Ended June 30,
	2017	2016	$ Change	Percent Change
Real estate taxes	$32,295	$29,655	$2,640	8.9%
Insurance	2,346	2,387	(41)	(1.7)%
Common area maintenance	7,936	8,440	(504)	(6.0)%
Utilities	2,200	2,210	(10)	(0.5)%
Property management fees	5,496	4,895	601	12.3%
Other	710	1,103	(393)	(35.6)%
Total rental expenses and real estate taxes	$50,983	$48,690	$2,293	4.7%
Other Revenue and Other Income
Total other revenue and other income decreased $12.6 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the following:

•
$15.0 million decrease in gain on dispositions of real estate interests primarily related to gains of $43.1 million recognized from the disposition of 11 properties in the Chicago, Houston, Louisville and Northern California markets during 2016, compared to gains of $28.1 million recognized from the disposition of four properties in the Baltimore/Washington D.C., Cincinnati and Phoenix markets during 2017; and

•
$0.6 million decrease in interest and other income (expense) primarily related to proceeds received in 2016 from a legal settlement related to damages at several properties located in the Houston market; which was partially offset by

•
$2.4 million increase in equity in earnings of unconsolidated joint ventures, net, primarily related to a $1.2 million gain recognized on the sale of three properties in the TRT-DCT Venture III joint venture and increased earnings from our unconsolidated investments in the SCLA and DCT/SPF Industrial Operating LLC joint ventures due to higher average occupancy during 2017 compared to 2016 and the completion of development activities and stabilization of two buildings in the SCLA joint venture since July 1, 2016; and

•
$0.4 million increase in casualty gain primarily related to an insurance settlement from a casualty event at one property in our Southern California market during 2017 compared to the write-off of assets from three casualty events in our Northern California and Phoenix markets during 2016.

Other Expenses
Other expenses increased $6.8 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the following:

•	$3.1 million increase in depreciation and amortization expense resulting from the following:

•	$7.0 million increase related to real estate acquisitions, development and redevelopment properties and value-add acquisitions, and capital additions; partially offset by

•	$2.4 million decrease related to tenant improvements and intangible lease assets that were fully amortized during 2016; and

•	$1.5 million decrease related to real estate dispositions.

•	$1.5 million increase in interest expense due to the following:

•
$3.1 million increase due to increased average outstanding indebtedness of approximately $85.0 million and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; which was partially offset by

•
$1.4 million decrease due to $1.4 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge compared to $6,000 of hedge ineffectiveness recognized during 2017; and

•
$0.2 million decrease due to a $0.2 million increase in capitalized interest primarily related to increased development activities and a higher weighted average effective interest rate during 2017 compared to the same period in 2016.

•	$1.4 million increase in general and administrative expense primarily related to personnel, legal and office costs; and

•	$0.9 million increase in impairment loss on land recognized on one parcel of land during 2017.
Segment Summary for the three and six months ended June 30, 2017 compared to the same periods ended June 30, 2016
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 11 – Segment Information”). Management considers rental revenues and property NOI aggregated by segment to be the appropriate way to analyze performance.
The following table presents the changes in our consolidated properties by segment (dollar amounts and square feet in thousands):

	As of June 30,				For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property NOI(3)	Rental revenues(2)	Property NOI(3)
EAST:
2017	117	22,014	95.2%	$1,084,996	$31,321	$24,350	$62,982	$48,568
2016	115	21,378	95.9%	$1,067,569	$29,171	$22,773	$58,798	$44,846
CHANGE:	2	636	(0.7)%	$17,427	$2,150	$1,577	$4,184	$3,722

CENTRAL:
2017	147	23,018	95.0%	$1,119,228	$34,160	$24,514	$68,758	$49,024
2016	145	22,682	91.7%	$1,061,076	$32,266	$22,528	$63,060	$43,741
CHANGE:	2	336	3.3%	$58,152	$1,894	$1,986	$5,698	$5,283

WEST:
2017	143	20,680	96.9%	$1,508,456	$38,736	$30,598	$77,901	$61,066
2016	138	20,404	96.4%	$1,389,240	$34,160	$26,256	$67,716	$52,297
CHANGE:	5	276	0.5%	$119,216	$4,576	$4,342	$10,185	$8,769

(1)	Segment assets include all assets comprising our consolidated properties included in a segment, less non-segment cash and cash equivalents and other non-segment assets.

(2)	Segment rental revenues include revenue from our operating portfolio, development and redevelopment properties and value-add acquisitions.

(3)
For the definition of property NOI, as defined on page 35, and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of June 30, 2017	As of December 31, 2016	$ Change
Segments:
East assets	$1,084,996	$1,077,749	$7,247
Central assets	1,119,228	1,101,049	18,179
West assets	1,508,456	1,500,879	7,577
Total segment net assets	3,712,680	3,679,677	33,003
Non-segment assets:
Non-segment cash and cash equivalents	13,986	8,383	5,603
Other non-segment assets(1)	140,283	120,082	20,201
Total assets	$3,866,949	$3,808,142	$58,807

(1)	Other non-segment assets primarily consists of investments in and advances to unconsolidated joint ventures, other receivables, restricted cash and other assets.

East Segment

•	East Segment assets increased by approximately $7.2 million in 2017 due to the acquisition of two land parcels; partially offset by the disposition of one property since December 31, 2016.

•	East Segment property NOI increased approximately $1.6 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily as a result of:

•
$2.2 million increase in NOI, of which a $0.8 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $1.3 million increase is attributed to higher recoveries and rental rates in our same-store portfolio, offset in part by a $0.1 million decrease in rental revenues attributed to property dispositions; which was partially offset by

•
$0.6 million decrease in NOI due to increases in operating expenses primarily related to increased property taxes in our same-store portfolio and increased maintenance expense during 2017 compared to 2016.

•	East Segment property NOI increased approximately $3.7 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily as a result of:

•
$4.2 million increase in NOI, of which a $2.3 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $2.1 million increase is attributed to higher rental rates in our same-store portfolio, offset in part by a $0.2 million decrease in rental revenues attributed to property dispositions; which was partially offset by

•
$0.5 million decrease in NOI due to increases in operating expenses primarily related to increased property taxes driven by the cessation of capitalization on developments placed into operation and increased maintenance expense during 2017 compared to 2016, partially offset by lower snow removal costs incurred during 2017 compared to 2016.

Central Segment

•	Central Segment assets increased by approximately $18.2 million in 2017 due to the acquisition of three land parcels; partially offset by the disposition of one property since December 31, 2016.

•	Central Segment property NOI increased approximately $2.0 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of:

•
$1.9 million increase in NOI, of which a $2.9 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $0.3 million increase is attributed to higher rental rates and operating expense recoveries due to increased occupancy in our same-store portfolio, offset in part by a $1.3 million decrease in rental revenues attributed to property dispositions; and

•
$0.1 million increase in NOI due to decreases in operating expenses primarily related to prior year bad debt expenses and a $0.6 million decrease primarily related to lower property taxes in our same-store portfolio, offset by a $0.6 million increase in property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions.

•	Central Segment property NOI increased approximately $5.3 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily as a result of:

•
$5.7 million increase in NOI, of which a $6.3 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $2.3 million increase is attributed to higher rental rates and operating expense recoveries due to increased occupancy in our same-store portfolio, offset in part by a $2.9 million decrease in rental revenues attributed to property dispositions in 2016; which was partially offset by

•
$0.4 million decrease in NOI, of which a $1.2 million increase in operating expenses is attributed to a $0.9 million increase in property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions and a $0.3 million increase in property taxes in our same-store portfolio, offset in part by a $0.3 million decrease in property taxes attributed to property dispositions and a $0.5 million decrease in operating expenses attributed to our same-store portfolio.

West Segment

•
West Segment assets increased by approximately $7.6 million in 2017 due to the acquisition of one operating property, one value-add acquisition and one land parcel; partially offset by the disposition of two properties since December 31, 2016.

•	West Segment property NOI increased approximately $4.3 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily as a result of:

•
$4.6 million increase in rental revenues, of which a $3.8 million increase is attributed to the timing of property acquisitions and completion of developments and a $0.9 million increase is attributed to increased rental rates at properties in our same-store portfolio, offset in part by a $0.1 million decrease in rental revenues attributed to property dispositions; which was partially offset by

•
$0.3 million decrease in NOI due to increases in operating expenses primarily due to increased property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions and increased property management fees.

•	West Segment property NOI increased approximately $8.8 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily as a result of:

•
$10.2 million increase in rental revenues, of which a $8.1 million increase is attributed to the timing of property acquisitions and completion of developments and a $2.4 million increase is attributed to increased rental rates at properties in our same-store portfolio, offset in part by a $0.3 million decrease in rental revenues attributed to property dispositions; which was partially offset by

•
$1.4 million decrease in NOI, of which a $1.0 million increase in operating expenses is attributed to increased property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions and a $0.4 million increase in property management fees.

Liquidity and Capital Resources
Overview
We currently expect that our principal sources of working capital and funding for potential capital requirements for expansions and renovation of properties, developments, acquisitions, debt service and distributions to shareholders will include:

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
Cash Flows
“Cash, cash equivalents and restricted cash” were $56.0 million and $18.1 million as of June 30, 2017 and December 31, 2016, respectively.
Net cash provided by operating activities increased $42.7 million to $139.5 million during the six months ended June 30, 2017 compared to $96.8 million during the same period in 2016. This change was primarily due to an increase in property NOI attributable to acquired properties, development and redevelopment properties and value-add acquisitions placed into operation and operating performance at existing properties.

Net cash used in investing activities increased $27.2 million to $91.5 million during the six months ended June 30, 2017 compared to $64.3 million during the same period in 2016 primarily due to the following activities:

•	$26.9 million increase in cash outflows related to acquisitions;

•
$3.9 million increase in cash outflows related to investments in unconsolidated joint ventures due to increased contributions to the SCLA unconsolidated joint venture to fund the development of one project during 2017; and

•	$53.3 million decrease in cash inflows from dispositions; partially offset by

•	$54.6 million decrease in cash outflows related to capital expenditures and development activities, as reflected in the table below; and

•
$2.9 million increase in cash outflows related to distributions of investments in unconsolidated joint ventures due to the sale of three properties in the TRT-DCT Venture III joint venture and increased earnings from our unconsolidated investments in the SCLA and DCT/SPF Industrial Operating LLC joint ventures due to increased occupancy during 2017.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities for the Six Months Ended June 30, 2017 – Development Activities” for further details regarding total projected investment of our current development activities as well as cumulative costs incurred as of June 30, 2017. Our total capital expenditures were comprised of the following (in thousands):

	For the Six Months Ended June 30,
	2017	2016	$ Change
Development	$78,692	$109,086	$(30,394)
Redevelopment	4,154	8,781	(4,627)
Due diligence	1,563	2,056	(493)
Casualty expenditures	56	964	(908)
Building and land improvements	6,110	5,008	1,102
Tenant improvements and leasing costs	16,690	22,307	(5,617)
Total capital expenditures and development activities	107,265	148,202	(40,937)
Change in accruals and other adjustments	(9,733)	3,909	(13,642)
Total cash paid for capital expenditures and development activities	$97,532	$152,111	$(54,579)
We capitalize costs directly related to the development, pre-development, redevelopment or improvement of our investments in real estate. Building and land improvements comprise capital expenditures related to maintaining our consolidated operating activities. Due diligence capital relates to deferred acquisition costs identified during due diligence that are needed to stabilize an asset and/or bring an asset up to our physical standards.
We capitalize indirect costs such as personnel, office and administrative expenses that are directly related to our development projects, redevelopment projects, successful origination of new leases and probable acquisitions based on an estimate of the time spent on the development, leasing and acquisition activities. The total of these capitalized costs was comprised of the following (in thousands):

	For the Six Months Ended June 30,
	2017	2016	$ Change
Development activities	$2,539	$2,371	$168
Leasing activities	1,427	1,725	(298)
Operating building activities	1,465	1,519	(54)
Acquisition activities	217	—	217
Total capitalized indirect costs	$5,648	$5,615	$33
In addition, we capitalize interest costs incurred associated with development and construction activities. During the six months ended June 30, 2017 and 2016 total interest capitalized was $5.8 million and $5.6 million, respectively.

Net cash provided by (used in) financing activities decreased $12.0 million to $10.0 million net cash used in financing activities during the six months ended June 30, 2017 compared to $2.0 million net cash provided by financing activities during the same period in 2016 primarily due to the following activities:

•	$34.5 million increase in cash outflows due to the following:

•	Repayment of four mortgage notes at par totaling approximately $34.5 million; and

•	Scheduled principal payments of mortgage notes totaling approximately $3.3 million during both 2017 and 2016.

•
$5.0 million net decrease in proceeds from our senior unsecured revolving credit facility in 2017 compared to 2016, as repayments of $131.0 million during 2017 exceeded our $50.0 million of repayments during 2016, offset by borrowings of $189.0 million during 2017 exceeded our borrowings of $113.0 million during 2016;

•	$1.0 million increase in cash outflows due to the net settlement of stock-based awards; and

•	$0.8 million increase in cash outflows for loan costs related to the issuance of $50.0 million of our 4.50% senior notes due 2023 in March 2017; which was partially offset by

•	$25.9 million increase in net proceeds from senior unsecured notes due to the following:

•	$51.9 million increase in cash inflows resulting from the issuance of our 4.50% senior notes due in 2023 in March 2017; offset by

•
$26.0 million net decrease due to the early repayment of the remaining $25.0 million outstanding on our $100.0 million term loan at par in March 2017 and repayment of our $51.0 million senior unsecured note at par in June 2017, compared to the $50.0 million repayment of our senior unsecured fixed rate note at par in February 2016.

•
$2.8 million net increase in cash inflows due to a $11.5 million increase in cash inflows as a result of the issuance of 1.2 million shares of common stock at a weighted average price of $51.47 per share in 2017 under our continuous equity offering program compared to the issuance of 1.2 million shares of common stock at a weighted average price of $39.93 per share in 2016, which was offset by a $8.7 million increase in cash outflows in distributions paid to common stockholders and unitholders as a result of an increase in our dividend rate per share, an increase in our common stock outstanding, operating partnership redemptions and offering costs; and

•	$0.4 million net increase in cash inflows due to contributions from noncontrolling interests as a result of development activities on one building.
Common Stock
As of June 30, 2017, approximately 93.0 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the six months ended June 30, 2017, we issued approximately 1.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $51.47 per share for proceeds of approximately $59.7 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of June 30, 2017, approximately 1.4 million shares of common stock remain available to be issued under the current offering.
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

During the six months ended June 30, 2017, approximately 0.2 million OP Units were redeemed for approximately $2.3 million in cash and approximately 0.1 million shares of DCT common stock. During the six months ended June 30, 2016, approximately 0.3 million OP Units were redeemed for approximately $0.6 million in cash and approximately 0.3 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “Notes to the Consolidated Financial Statements, Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership” for a summary of LTIP Unit redemptions.
As of June 30, 2017 and December 31, 2016, there were approximately 3.4 million and 3.5 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $183.8 million and $168.9 million based on the $53.44 and $47.88 per share closing price of DCT’s common stock on June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, included in OP Units were approximately 0.8 million and 0.7 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended, respectively.
Distributions
During the three and six months ended June 30, 2017, our board of directors declared distributions to stockholders and unitholders totaling approximately $30.0 million and $59.8 million, respectively. During the same periods in 2016, our board of directors declared distributions to stockholders and unitholders totaling approximately $27.4 million and $54.6 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2017 and 2016.
The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During August 2017, our board of directors declared a quarterly cash dividend of $0.31 per share and unit, payable on October 18, 2017 to stockholders and OP Unitholders of record as of October 6, 2017.
Outstanding Indebtedness
As of June 30, 2017, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $45.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of June 30, 2017, the gross book value of our consolidated properties was approximately $4.5 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2016, the gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of June 30, 2017 and December 31, 2016.
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
Line of Credit
As of June 30, 2017, we had $133.0 million outstanding and $265.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.
The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of June 30, 2017 and December 31, 2016.

Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs, as of June 30, 2017 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2017	$—	$3,309	$—		$3,309
2018	81,500	6,747	—		88,247
2019	46,000	51,344	133,000		230,344
2020	50,000	71,933	125,000	(1)	246,933
2021	92,500	18,436	—		110,936
Thereafter	740,000	10,671	200,000	(1)	950,671
Total	$1,010,000	$162,440	$458,000		$1,630,440

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.
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
Contractual Obligations
The following table presents our contractual obligations as of June 30, 2017, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Scheduled long-term debt maturities, including interest(2)	$1,970,551	$115,776	$627,197	$200,708	$1,026,870
Operating lease commitments	6,657	1,081	2,385	1,790	1,401
Ground lease commitments(3)	11,086	565	1,115	1,102	8,304
Total	$1,988,294	$117,422	$630,697	$203,600	$1,036,575

(1)
From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancelable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $121.2 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at June 30, 2017.

(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land, which is leased from an airport authority.
Off-Balance Sheet Arrangements
As of June 30, 2017 and 2016, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.
As of June 30, 2017, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $45.5 million, which are scheduled to mature in October 2017 and May 2024. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.
We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of June 30, 2017, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $45.5 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2017	$30,494
2018	—
2019	—
2020	—
2021	—
Thereafter	15,000
Total	$45,494

Funds From Operations
DCT Industrial believes that net income (loss) attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure. However, DCT Industrial considers FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental, non-GAAP measure of DCT Industrial’s operating performance.
NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP.
FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, with the following adjustments:

•	Add real estate-related depreciation and amortization;

•	Subtract gains from dispositions of real estate held for investment purposes;

•
Add impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures; and

•	Adjustments for the preceding items to derive DCT Industrial’s proportionate share of FFO of unconsolidated joint ventures.
We also present FFO, as adjusted, which excludes hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO, as adjusted, excluding hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results.
Readers should note that neither FFO nor FFO, as adjusted, captures the changes in the value of DCT Industrial’s properties that result from use or market conditions, or the level of capital expenditures and leasing commissions necessary to maintain the operating performance of DCT Industrial’s properties, all of which have real economic effect and could materially impact DCT Industrial’s results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, DCT Industrial’s FFO, as adjusted, may not be comparable to other REITs’ FFO or FFO, as adjusted, should be considered only as a supplement to net income (loss) as a measure of DCT Industrial’s performance.

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” (unaudited, amounts in thousands, except per share and unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of net income attributable to common stockholders and unitholders to FFO:
Net income attributable to common stockholders	$41,634	$21,418	$56,593	$57,809
Adjustments:
Real estate related depreciation and amortization	41,447	39,901	83,052	79,971
Equity in earnings of unconsolidated joint ventures, net	(2,737)	(935)	(4,253)	(1,819)
Equity in FFO of unconsolidated joint ventures(1)	3,394	2,451	6,632	4,818
Gain on dispositions of real estate interests	(28,076)	(12,955)	(28,102)	(43,052)
Noncontrolling interest in the above adjustments	(664)	(1,411)	(2,499)	(2,097)
FFO attributable to unitholders	2,095	2,182	4,349	4,443
FFO attributable to common stockholders and unitholders – basic and diluted	57,093	50,651	115,772	100,073
Adjustments:
Impairment loss on land	938	—	938	—
Acquisition costs	—	72	13	92
Hedge ineffectiveness (non-cash)	(24)	357	6	1,420
FFO, as adjusted, attributable to common stockholders and unitholders – basic and diluted	$58,007	$51,080	$116,729	$101,585

FFO per common share and unit – basic	$0.59	$0.54	$1.20	$1.07
FFO per common share and unit – diluted	$0.59	$0.53	$1.20	$1.06

FFO, as adjusted, per common share and unit – basic	$0.60	$0.54	$1.21	$1.08
FFO, as adjusted, per common share and unit – diluted	$0.60	$0.54	$1.21	$1.08
FFO weighted average common shares and units outstanding:
Common shares for net earnings per share	92,307	89,748	92,030	89,066
Participating securities	520	592	494	550
Units	3,520	4,039	3,592	4,138
FFO weighted average common shares, participating securities and units outstanding – basic	96,347	94,379	96,116	93,754
Dilutive common stock equivalents	122	436	126	424
FFO weighted average common shares, participating securities and units outstanding – diluted	96,469	94,815	96,242	94,178

(1)	Equity in FFO of unconsolidated joint ventures is determined as our share of FFO from each unconsolidated joint venture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the exposure to losses resulting from changes in market prices such as interest rates and rental rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and OP unitholders and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.
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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rate swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2017 and December 31, 2016, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.5 million and $6.6 million, respectively.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, USD LIBOR rates in the U.S. have never been negative nor do we expect them to become negative in the future. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the six months ended June 30, 2017 and 2016, we recorded a non-cash charge of approximately $6,000 and $1.4 million, respectively, of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). As of June 30, 2017 and December 31, 2016, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest rate swap. See “Notes to a Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2017, we had approximately $258.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the six months ended June 30, 2017 would have increased approximately $0.1 million based on our outstanding floating-rate debt as of June 30, 2017. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $7.2 million during the six months ended June 30, 2017.
As of June 30, 2017, the estimated fair value of our debt was approximately $1.7 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES
DCT Industrial Trust Inc.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2017, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.
DCT Industrial Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2017 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on February 17, 2017, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: August 4, 2017	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: August 4, 2017	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 4, 2017	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: August 4, 2017	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: August 4, 2017	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 4, 2017	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.