Form 10-Q
period 2017-09-30
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2017-11-03
CIK 1170991, 1604042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

As of October 27, 2017, 93,132,801 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

1

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2017 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of September 30, 2017, DCT owned approximately 96.5% of the outstanding equity interests in the Operating Partnership.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 3.5% of the Operating Partnership were owned by executives and non-affiliated limited partners as of September 30, 2017.
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
This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for DCT and the Operating Partnership to establish that the requisite certifications have been made and that DCT and the Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited, in thousands, except share information)

	September 30, 2017	December 31, 2016
ASSETS
Land	$1,146,298	$1,075,995
Buildings and improvements	3,260,147	3,202,293
Intangible lease assets	70,497	78,356
Construction in progress	167,034	72,829
Total investment in properties	4,643,976	4,429,473
Less accumulated depreciation and amortization	(918,142)	(839,773)
Net investment in properties	3,725,834	3,589,700
Investments in and advances to unconsolidated joint ventures	72,223	95,606
Net investment in real estate	3,798,057	3,685,306
Cash and cash equivalents	13,446	10,286
Restricted cash	32,269	7,346
Straight-line rent and other receivables, net of allowance for doubtful accounts of $809 and $379, respectively	79,484	79,889
Other assets, net	27,226	25,315
Assets held for sale	1,521	—
Total assets	$3,952,003	$3,808,142

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$113,697	$93,097
Distributions payable	29,995	29,622
Tenant prepaids and security deposits	34,481	32,884
Other liabilities	36,980	37,403
Intangible lease liabilities, net	19,287	21,421
Line of credit	206,000	75,000
Senior unsecured notes	1,328,435	1,351,969
Mortgage notes	161,882	201,959
Liabilities related to assets held for sale	18	—
Total liabilities	1,930,775	1,843,355

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 93,018,193 and 91,516,113 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	930	915
Additional paid-in capital	2,946,446	2,884,806
Distributions in excess of earnings	(1,009,962)	(1,006,125)
Accumulated other comprehensive loss	(14,985)	(17,530)
Total stockholders’ equity	1,922,429	1,862,066
Noncontrolling interests	98,799	102,721
Total equity	2,021,228	1,964,787
Total liabilities and equity	$3,952,003	$3,808,142

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Rental revenues	$104,873	$99,933	$314,514	$289,507
Institutional capital management and other fees	307	341	1,083	1,039
Total revenues	105,180	100,274	315,597	290,546

OPERATING EXPENSES:
Rental expenses	9,183	8,795	27,871	27,830
Real estate taxes	16,023	15,074	48,318	44,729
Real estate related depreciation and amortization	42,427	40,273	125,479	120,244
General and administrative	7,138	7,370	22,151	20,990
Casualty gain	—	(2,440)	(270)	(2,278)
Total operating expenses	74,771	69,072	223,549	211,515
Operating income	30,409	31,202	92,048	79,031

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	982	1,164	5,235	2,983
Gain on dispositions of real estate interests	11,556	—	39,658	43,052
Interest expense	(16,022)	(15,773)	(49,582)	(47,830)
Interest and other income (expense)	(1)	18	(13)	581
Impairment loss on land	—	—	(938)	—
Income tax benefit (expense) and other taxes	56	(222)	(147)	(510)
Consolidated net income of DCT Industrial Trust Inc.	26,980	16,389	86,261	77,307
Net income attributable to noncontrolling interests	(1,199)	(829)	(3,887)	(3,938)
Net income attributable to common stockholders	25,781	15,560	82,374	73,369
Distributed and undistributed earnings allocated to participating securities	(159)	(163)	(482)	(497)
Adjusted net income attributable to common stockholders	$25,622	$15,397	$81,892	$72,872

NET EARNINGS PER COMMON SHARE:
Basic	$0.28	$0.17	$0.89	$0.81
Diluted	$0.28	$0.17	$0.89	$0.81

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92,981	90,250	92,351	89,464
Diluted	93,078	90,723	92,467	89,906

Distributions declared per common share	$0.31	$0.29	$0.93	$0.87

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net income of DCT Industrial Trust Inc.	$26,980	$16,389	$86,261	$77,307
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	(285)	(9)	(1,445)	(9,875)
Net reclassification adjustment on cash flow hedging instruments	1,253	1,618	4,153	5,030
Other comprehensive income (loss)	968	1,609	2,708	(4,845)
Comprehensive income	27,948	17,998	88,969	72,462
Comprehensive income attributable to noncontrolling interests	(1,269)	(1,022)	(4,050)	(3,767)
Comprehensive income attributable to common stockholders	$26,679	$16,976	$84,919	$68,695

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehen- sive Loss	Non-controlling Interests
		Shares	Amount
Balance at December 31, 2016	$1,964,787	91,516	$915	$2,884,806	$(1,006,125)	$(17,530)	$102,721
Net income	86,261	—	—	—	82,374	—	3,887
Other comprehensive income	2,708	—	—	—	—	2,545	163
Issuance of common stock, net of offering costs	59,437	1,179	12	59,425	—	—	—
Issuance of common stock, stock-based compensation plans	(1,459)	72	1	(1,460)	—	—	—
Amortization of stock-based compensation	5,603	—	—	1,518	—	—	4,085
Distributions to common stockholders and noncontrolling interests	(90,276)	—	—	—	(86,211)	—	(4,065)
Capital contributions from noncontrolling interests	1,277	—	—	—	—	—	1,277
Redemptions of noncontrolling interests	(7,110)	251	2	2,157	—	—	(9,269)
Balance at September 30, 2017	$2,021,228	93,018	$930	$2,946,446	$(1,009,962)	$(14,985)	$98,799

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$86,261	$77,307
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	125,479	120,244
Gain on dispositions of real estate interests	(39,658)	(43,052)
Distributions of earnings from unconsolidated joint ventures	5,219	4,423
Equity in earnings of unconsolidated joint ventures, net	(5,235)	(2,983)
Impairment loss on land	938	—
Stock-based compensation	4,552	4,153
Casualty gain	(270)	(2,278)
Straight-line rent	(4,222)	(16,402)
Other	4,248	3,242
Changes in operating assets and liabilities:
Other receivables and other assets	1,945	(8,749)
Accounts payable, accrued expenses and other liabilities	5,086	22,280
Net cash provided by operating activities	184,343	158,185
INVESTING ACTIVITIES:
Real estate acquisitions	(123,273)	(54,594)
Capital expenditures and development activities	(162,967)	(229,955)
Proceeds from dispositions of real estate investments	83,029	106,126
Investments in unconsolidated joint ventures	(13,711)	(15,081)
Proceeds from casualties	300	3,446
Distributions of investments in unconsolidated joint ventures	36,396	1,509
Other investing activities	(4,166)	(4,377)
Net cash used in investing activities	(184,392)	(192,926)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	287,000	173,000
Repayments of senior unsecured revolving line of credit	(156,000)	(243,000)
Proceeds from senior unsecured notes	51,940	250,000
Repayments of senior unsecured notes	(76,000)	(174,000)
Principal payments on mortgage notes	(39,411)	(5,001)
Net settlement on issuance of stock-based compensation awards	(1,459)	(690)
Proceeds from issuance of common stock	60,694	81,769
Offering costs for issuance of common stock and OP Units	(1,257)	(1,198)
Redemption of noncontrolling interests	(7,110)	(2,400)
Dividends to common stockholders	(85,749)	(77,610)
Distributions to noncontrolling interests	(4,154)	(4,604)
Contributions from noncontrolling interests	532	134
Other financing activity	(790)	(1,590)
Net cash provided by (used in) financing activities	28,236	(5,190)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,187	(39,931)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18,074	49,878
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$46,261	$9,947

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$45,123	$40,956
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$25,228	$23,871
Redemptions of OP Units settled in shares of common stock	$2,159	$14,338
Contributions from noncontrolling interests	$745	$—
Decrease (increase) in capital expenditures accruals	$(15,674)	$8,096
 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited, in thousands, except unit information)

	September 30, 2017	December 31, 2016
ASSETS
Land	$1,146,298	$1,075,995
Buildings and improvements	3,260,147	3,202,293
Intangible lease assets	70,497	78,356
Construction in progress	167,034	72,829
Total investment in properties	4,643,976	4,429,473
Less accumulated depreciation and amortization	(918,142)	(839,773)
Net investment in properties	3,725,834	3,589,700
Investments in and advances to unconsolidated joint ventures	72,223	95,606
Net investment in real estate	3,798,057	3,685,306
Cash and cash equivalents	13,446	10,286
Restricted cash	32,269	7,346
Straight-line rent and other receivables, net of allowance for doubtful accounts of $809 and $379, respectively	79,484	79,889
Other assets, net	27,226	25,315
Assets held for sale	1,521	—
Total assets	$3,952,003	$3,808,142

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$113,697	$93,097
Distributions payable	29,995	29,622
Tenant prepaids and security deposits	34,481	32,884
Other liabilities	36,980	37,403
Intangible lease liabilities, net	19,287	21,421
Line of credit	206,000	75,000
Senior unsecured notes	1,328,435	1,351,969
Mortgage notes	161,882	201,959
Liabilities related to assets held for sale	18	—
Total liabilities	1,930,775	1,843,355

Partners' Capital:
General Partner:
OP Units, 963,492 and 950,442 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	20,221	19,699
Limited Partners:
OP Units, 95,385,684 and 94,093,805 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,001,842	1,950,191
Accumulated other comprehensive loss	(15,520)	(18,220)
Total partners' capital	2,006,543	1,951,670
Noncontrolling interests	14,685	13,117
Total capital	2,021,228	1,964,787
Total liabilities and capital	$3,952,003	$3,808,142

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per unit information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Rental revenues	$104,873	$99,933	$314,514	$289,507
Institutional capital management and other fees	307	341	1,083	1,039
Total revenues	105,180	100,274	315,597	290,546

OPERATING EXPENSES:
Rental expenses	9,183	8,795	27,871	27,830
Real estate taxes	16,023	15,074	48,318	44,729
Real estate related depreciation and amortization	42,427	40,273	125,479	120,244
General and administrative	7,138	7,370	22,151	20,990
Casualty gain	—	(2,440)	(270)	(2,278)
Total operating expenses	74,771	69,072	223,549	211,515
Operating income	30,409	31,202	92,048	79,031

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	982	1,164	5,235	2,983
Gain on dispositions of real estate interests	11,556	—	39,658	43,052
Interest expense	(16,022)	(15,773)	(49,582)	(47,830)
Interest and other income (expense)	(1)	18	(13)	581
Impairment loss on land	—	—	(938)	—
Income tax benefit (expense) and other taxes	56	(222)	(147)	(510)
Consolidated net income of DCT Industrial Operating Partnership LP	26,980	16,389	86,261	77,307
Net income attributable to noncontrolling interests	(262)	(215)	(742)	(638)
Net income attributable to OP Unitholders	26,718	16,174	85,519	76,669
Distributed and undistributed earnings allocated to participating securities	(159)	(163)	(482)	(497)
Adjusted net income attributable to OP Unitholders	$26,559	$16,011	$85,037	$76,172

NET EARNINGS PER OP UNIT:
Basic	$0.28	$0.17	$0.89	$0.81
Diluted	$0.28	$0.17	$0.89	$0.81

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	96,377	94,047	95,877	93,487
Diluted	96,474	94,520	95,993	93,929

Distributions declared per OP Unit	$0.31	$0.29	$0.93	$0.87

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net income of DCT Industrial Operating Partnership LP	$26,980	$16,389	$86,261	$77,307
Other comprehensive income (loss):
Net derivative loss on cash flow hedging instruments	(285)	(9)	(1,445)	(9,875)
Net reclassification adjustment on cash flow hedging instruments	1,253	1,618	4,153	5,030
Other comprehensive income (loss)	968	1,609	2,708	(4,845)
Comprehensive income	27,948	17,998	88,969	72,462
Comprehensive income attributable to noncontrolling interests	(267)	(240)	(750)	(527)
Comprehensive income attributable to OP Unitholders	$27,681	$17,758	$88,219	$71,935

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
(unaudited, in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non-controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2016	$1,964,787	950	$19,699	94,094	$1,950,191	$(18,220)	$13,117
Net income	86,261	—	855	—	84,664	—	742
Other comprehensive income	2,708	—	—	—	—	2,700	8
Issuance of OP Units, net of selling costs	59,437	—	—	1,179	59,437	—	—
Issuance of OP Units, share-based compensation plans	(1,459)	—	—	259	(1,459)	—	—
Amortization of share-based compensation	5,603	—	—	—	5,603	—	—
Distributions to OP Unitholders and noncontrolling interests	(90,276)	—	(898)	—	(88,919)	—	(459)
Capital contributions from noncontrolling interests	1,277	—	—	—	—	—	1,277
Redemption of limited partner OP Units, net	(7,110)	—	—	(133)	(7,110)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	14	565	(14)	(565)	—	—
Balance at September 30, 2017	$2,021,228	964	$20,221	95,385	$2,001,842	$(15,520)	$14,685

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$86,261	$77,307
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	125,479	120,244
Gain on dispositions of real estate interests	(39,658)	(43,052)
Distributions of earnings from unconsolidated joint ventures	5,219	4,423
Equity in earnings of unconsolidated joint ventures, net	(5,235)	(2,983)
Impairment loss on land	938	—
Share-based compensation	4,552	4,153
Casualty gain	(270)	(2,278)
Straight-line rent	(4,222)	(16,402)
Other	4,248	3,242
Changes in operating assets and liabilities:
Other receivables and other assets	1,945	(8,749)
Accounts payable, accrued expenses and other liabilities	5,086	22,280
Net cash provided by operating activities	184,343	158,185
INVESTING ACTIVITIES:
Real estate acquisitions	(123,273)	(54,594)
Capital expenditures and development activities	(162,967)	(229,955)
Proceeds from dispositions of real estate investments	83,029	106,126
Investments in unconsolidated joint ventures	(13,711)	(15,081)
Proceeds from casualties	300	3,446
Distributions of investments in unconsolidated joint ventures	36,396	1,509
Other investing activities	(4,166)	(4,377)
Net cash used in investing activities	(184,392)	(192,926)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	287,000	173,000
Repayments of senior unsecured revolving line of credit	(156,000)	(243,000)
Proceeds from senior unsecured notes	51,940	250,000
Repayments of senior unsecured notes	(76,000)	(174,000)
Principal payments on mortgage notes	(39,411)	(5,001)
Net settlement on issuance of share-based compensation awards	(1,459)	(690)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	59,437	80,571
OP Unit redemptions	(7,110)	(2,400)
Distributions paid on OP Units	(89,444)	(81,538)
Distributions to noncontrolling interests	(459)	(676)
Contributions from noncontrolling interests	532	134
Other financing activity	(790)	(1,590)
Net cash provided by (used in) financing activities	28,236	(5,190)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,187	(39,931)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18,074	49,878
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$46,261	$9,947

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$45,123	$40,956
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$25,228	$23,871
Contributions from noncontrolling interests	$745	$—
Decrease (increase) in capital expenditures accruals	$(15,674)	$8,096

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of September 30, 2017, DCT owned approximately 96.5% of the outstanding equity interests in the Operating Partnership.
As of September 30, 2017, the Company owned interests in approximately 73.7 million square feet of properties leased to approximately 870 customers, including:

•	64.1 million square feet comprising 400 consolidated operating properties, including one property totaling 14,000 square feet classified as held for sale, that were 98.0% occupied;

•
7.6 million square feet comprising 21 unconsolidated properties that were 98.4% occupied and which we operated on behalf of one institutional capital management partner and an unconsolidated joint venture;

•	0.2 million square feet comprising two consolidated value-add acquisitions;

•	0.1 million square feet comprising one consolidated property under redevelopment; and

•	1.7 million square feet comprising six consolidated properties developed by DCT which are shell-construction complete and in lease-up.
In addition, the Company has 18 projects under construction and several projects in pre-development. See “Note 3 – Investment in Properties” for further details related to our development activity.

Note 2 – Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2016 and related notes thereto included in our Form 10-K filed on February 17, 2017.
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
We concluded our Operating Partnership meets the criteria of a VIE as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership. Under the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), DCT is the primary beneficiary of the Operating Partnership as we have the obligation to absorb losses and receive benefits, and the power to control substantially all the activities which most significantly impact the economic performance of the Operating Partnership. Accordingly, the Operating Partnership is consolidated within DCT’s financial statements.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that these short-term instruments are not exposed to any significant credit risk. Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions. As of September 30, 2017, approximately $29.7 million of restricted cash was included in “Cash, Cash Equivalents and Restricted Cash” in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions. For the nine months ended September 30, 2016, all funds that had been obtained in tax deferred, like-kind exchange transactions were utilized during 2016.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows (in thousands):

	As of September 30,
	2017	2016
Cash and cash equivalents	$13,446	$7,073
Restricted cash	32,269	2,417
Restricted cash included in Other assets, net	546	457
Total cash, cash equivalents and restricted cash	$46,261	$9,947
Revenue Recognition
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained investment tax credits) of the leased building. Generally, our leases do not meet any of the listed criteria above and are classified as operating leases.
We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $8,000 and $4.2 million for the three and nine months ended September 30, 2017, respectively, and approximately $5.2 million and $16.4 million for the three and nine months ended September 30, 2016, respectively.
If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant generally is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into rental revenues over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of rental revenue over the lease term. Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. Tenant recovery income recognized as “Rental revenues” was approximately $25.5 million and $76.1 million for the three and nine months ended September 30, 2017, respectively, and approximately $23.3 million and $67.8 million for the three and nine months ended September 30, 2016, respectively. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.
In connection with property acquisitions we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.8 million and $2.2 million for the three and nine months ended September 30, 2017, respectively, and approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2016, respectively.

Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. Early lease termination fees were approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, and approximately $0.2 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.
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
New Accounting Standards
New Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Boards (“FASB”) issued an accounting standard update (“ASU”) that simplifies the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Effective January 1, 2017, we elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of the guidance was applied prospectively and did not have a significant impact on our Consolidated Financial Statements or Consolidated Statements of Cash Flows.
In January 2017, the FASB issued an ASU that clarifies the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard prospectively effective January 1, 2017. As a result, we anticipate that fewer of our acquisitions made in the normal course of business will meet the definition of a business, as our typical acquisitions consist of properties whereby substantially all the fair value of gross assets acquired is concentrated in a single asset (land, building and in-place leases).
In August 2017, the FASB issued an ASU that modifies existing accounting standards for hedging to better align a company's financial reporting for hedging activities with its economic objectives. The new standard changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, expands and refines hedge accounting for both nonfinancial and financial risk components, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted, and we adopted this standard using the modified retrospective transition method in September 2017. The adoption of this standard resulted in a cumulative adjustment of $414,000 recorded as a decrease to Accumulated Other Comprehensive Loss and an increase to Distributions in Excess of Earnings as of December 31, 2016. Additionally, the effects of this standard were applied to the current period resulting in an increase to Other Comprehensive Loss and a decrease to Interest Expense of $6,000 for the three and nine months ended September 30, 2017.
New Accounting Standards Issued but not yet Adopted
In May 2014, FASB issued ASU 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB subsequently issued additional ASUs which improve guidance and provide clarification of the new standard. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company expects to adopt the standard effective January 1, 2018 and utilize the modified retrospective transition method. We have developed a project plan and are in the process of evaluating and concluding on the appropriate accounting for our revenue streams. Given the nature of our business, our primary revenue stream is from relatively short-term operating leases with tenants. Additionally, our historical property dispositions have been cash sales with no contingencies and no future involvement in the property operations. We do not expect the adoption of this standard will have a significant impact on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued an ASU that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which we are the lessee will generally be accounted for as operating leases and we will record a lease asset and a lease liability. Leases in which we are the lessors will be accounted as sales-type leases, direct financing leases or operating leases. Revenue related to the lease components of a lease contract will be recognized on a straight-line basis while revenue related to non-lease components will be recognized under ASU 2014-09. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for fiscal years beginning after December 15, 2016. Leases in which we are the lessor will continue to be accounted for as operating leases with minimal impact on the Company's financial condition or results of operation; however, this standard may impact the timing of recognition and disclosures related to our tenant recovery income earned from leasing our consolidated operating properties. Additionally, the standard only allows for the capitalization of the initial direct costs that would have been incurred if the lease had not been obtained. The adoption of this guidance will impact our current policy regarding the capitalization of internal direct costs related to the successful origination of new leases. During the nine months ended September 30, 2017, we capitalized $2.2 million of internal direct costs related to successful origination of new leases. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to use certain transition relief. The Company expects to adopt this standard effective January 1, 2019.
Note 3 – Investment in Properties
Our consolidated investment in properties consists of our operating portfolio, value-add acquisitions, properties under development, properties in pre-development, redevelopment properties and land held for development or other purposes. The historical cost of our investment in properties was (in thousands):

	As of September 30, 2017	As of December 31, 2016
Operating portfolio	$4,219,891	$4,123,130
Value-add acquisitions(1)	20,972	54,512
Properties under development	338,982	161,381
Properties in pre-development	50,858	52,998
Properties under redevelopment(2)	9,247	29,754
Land held(3)	4,026	7,698
Total investment in properties	4,643,976	4,429,473
Less accumulated depreciation and amortization	(918,142)	(839,773)
Net investment in properties	$3,725,834	$3,589,700

(1)	Consolidated properties that were acquired and upon acquisition met either of the following criteria:

•	Occupancy of less than 75% upon acquisition; or

•	Occupancy of less than 75% expected to occur due to known move-outs within 24 months of the acquisition date.
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
Acquisition Activity
During the nine months ended September 30, 2017, we acquired four buildings totaling approximately 0.5 million square feet located in our Denver, Northern California, Orlando and Southern California markets for a total purchase price of approximately $81.7 million.

Development Activity
Our properties under development include the following:

•
Six buildings in our Atlanta, Dallas, Miami and Seattle markets totaling approximately 1.7 million square feet that we completed shell-construction as of September 30, 2017 with cumulative costs to date of approximately $108.2 million. These properties are 45.4% leased and occupied based on weighted average square feet as of September 30, 2017.

•	Eighteen projects under construction totaling approximately 4.1 million square feet with cumulative costs to date of approximately $230.7 million.
During the nine months ended September 30, 2017, we acquired approximately 186.8 acres of land for development in our Dallas, Houston, New Jersey, Northern California, Orlando, Pennsylvania and Seattle markets for approximately $39.4 million.
During June 2017, we determined the carrying value of one land parcel in Reno, Nevada, within our West operating segment, exceeded its estimated fair value and recorded an impairment loss on land of approximately $0.9 million. The estimated fair value of the land was based upon a quoted market price, a Level 2 fair value measurement.
Disposition Activity
During the nine months ended September 30, 2017, we sold six consolidated operating properties totaling approximately 1.2 million square feet from our Baltimore/Washington D.C., Cincinnati, Louisville, Northern California and Phoenix markets to third-parties for gross proceeds of approximately $83.3 million. We recognized gains of approximately $39.7 million on the disposition of these properties.
Intangible Lease Assets and Liabilities
Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2 – Summary of Significant Accounting Policies” for additional information) was approximately $2.5 million and $7.9 million for the three and nine months ended September 30, 2017, respectively, and approximately $2.8 million and $9.0 million for the three and nine months ended September 30, 2016, respectively. Our intangible lease assets and liabilities included the following (in thousands):

	As of September 30, 2017			As of December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$67,363	$(38,580)	$28,783	$75,085	$(39,438)	$35,647
Above market rent	$3,134	$(1,642)	$1,492	$3,271	$(1,396)	$1,875
Below market rent	$(29,460)	$10,173	$(19,287)	$(33,029)	$11,608	$(21,421)

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

During July 2017, the SCLA joint venture entered into a $13.5 million secured variable rate term note which bears interest at a variable rate equal to LIBOR plus a margin of 2.50% per annum with a maturity date of July 2024. The proceeds were used as a return of contributions to the joint venture partners. During August 2017, the SCLA joint venture entered into a pay-fixed, receive-floating interest rate swap which effectively fixes the interest rate on the related debt instrument at 4.55% with a maturity date of July 2024.
In October 2017, the SCLA joint venture entered into an agreement to extend the maturity date of its $61.0 million secured construction loan from October 2017 to October 2019.
The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of September 30, 2017		Investments in and Advances to as of
	Ownership Percentage	Number of Buildings	September 30, 2017	December 31, 2016
Unconsolidated Joint Ventures
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$36,962	$37,588
TRT-DCT Venture III	10.0%	—	273	1,546
Total Institutional Joint Ventures		13	37,235	39,134
Other:
SCLA(1)	50.0%	8	34,988	56,472
Total		21	$72,223	$95,606

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

Note 5 – Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
As of September 30, 2017, and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings:(1)
Senior unsecured revolving credit facility	$206,000	$206,000	$75,000	$75,000
Fixed rate debt(2)	$1,372,194	$1,436,956	$1,411,349	$1,475,605
Variable rate debt	$125,000	$123,427	$150,000	$150,427

Interest rate contracts:
Interest rate swap asset(3)	$1,745	$1,745	$2,084	$2,084

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

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The table also displays gains and losses due to changes in fair value, including both realized and unrealized, recognized in the Consolidated Statements of Operations and Consolidated Balance Sheets for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer at the beginning of the period. There were no transfers between levels during the nine months ended September 30, 2017 and 2016.

	During the Nine Months Ended September 30,
	2017	2016
Level 3 Assets (Liabilities):	(in thousands)	(in thousands)
Interest Rate Swaps:
Beginning balance at January 1	$2,084	$219
Net unrealized loss included in accumulated other comprehensive loss	(1,443)	(9,777)
Realized gain recognized in interest expense	1,104	1,520
Ending balance at September 30	$1,745	$(8,038)
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
For derivatives designated as “cash flow” hedges, the effective portion of the change in the fair value of the derivative is initially reported in “Other comprehensive income (“OCI”)” in our Consolidated Statements of Comprehensive Income (i.e., not included in earnings) and subsequently reclassified into “Interest expense” when the hedged transaction affects earnings or the hedging relationship is no longer effective at which time the ineffective portion of the derivative’s change in fair value is recognized directly into “Interest expense.” We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rate swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of September 30, 2017, and December 31, 2016, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.5 million and $6.6 million, respectively.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the nine months ended September 30, 2016, we recorded a non-cash charge of approximately $0.5 million of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). See “Note 2 – Summary of Significant Accounting Policies” for the impact to the Consolidated Financial Statements from the adoption of the Derivatives and Hedging ASU in September 2017. As of September 30, 2017, and December 31, 2016, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest rate swap.
The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of loss recognized in OCI for effective portion of derivatives	$(285)	$(9)	$(1,445)	$(9,875)
Amount of loss reclassified from accumulated OCI for effective portion of derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,253)	$(1,618)	$(4,153)	$(5,030)
Amount of gain (loss) recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$967	$—	$(453)

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $4.5 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness
As of September 30, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $52.1 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of September 30, 2017, the gross book value of our consolidated properties was approximately $4.6 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2016, the gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of September 30, 2017 and December 31, 2016.
Line of Credit
As of September 30, 2017, we had $206.0 million outstanding and $192.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.
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
During the nine months ended September 30, 2017, we paid-off four mortgage notes at par totaling $34.5 million maturing in 2017 using proceeds from our senior unsecured revolving credit facility.
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

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership
DCT
Common Stock
As of September 30, 2017, approximately 93.0 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the nine months ended September 30, 2017, we issued approximately 1.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $51.47 per share for proceeds of approximately $59.7 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of September 30, 2017, approximately 1.4 million shares of common stock remain available to be issued under the current offering.
During the nine months ended September 30, 2017 and 2016, we issued approximately 72,000 and 63,000 shares of common stock in each corresponding period related to vested shares of restricted stock, phantom shares and stock option exercises.
Operating Partnership
OP Units
For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.
As of September 30, 2017, and December 31, 2016, DCT owned approximately 96.5% and 96.3%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.
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
During the nine months ended September 30, 2017, approximately 0.3 million OP Units were redeemed for approximately $2.6 million in cash and approximately 0.2 million shares of DCT common stock. During the nine months ended September 30, 2016, approximately 0.5 million OP Units were redeemed for approximately $1.9 million in cash and approximately 0.5 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “LTIP Units” below for a summary of LTIP Unit redemptions.
As of September 30, 2017, and December 31, 2016, there were approximately 3.3 million and 3.5 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $192.9 million and $168.9 million based on the $57.92 and $47.88 per share closing price of DCT’s common stock on September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, and December 31, 2016, included in OP Units were approximately 0.8 million and 0.7 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended, respectively.

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
Restricted Stock
Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant and amortized to compensation expense on a straight-line basis over the service period during which the stock vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the nine months ended September 30, 2017, we granted approximately 36,000 shares of restricted stock to certain officers and employees at the weighted average fair market value of $44.30 per share.
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
During the nine months ended September 30, 2017, approximately 0.1 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $5.9 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 19% and a weighted average risk-free interest rate of 1.93%. During the nine months ended September 30, 2017, approximately 52,000 vested LTIP Units were converted into approximately 52,000 shares of DCT common stock and approximately 81,000 vested LTIP Units were redeemed for approximately $4.5 million in cash. As of September 30, 2017, approximately 1.2 million LTIP Units were outstanding of which approximately 0.8 million were vested.
During the nine months ended September 30, 2016, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of approximately $6.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 23% and a weighted average risk-free interest rate of 1.28%. During the nine months ended September 30, 2016, approximately 112,000 vested LTIP Units were converted into approximately 112,000 shares of DCT common stock and approximately 13,000 vested LTIP Units were redeemed for approximately $0.5 million in cash. As of September 30, 2016, approximately 1.2 million LTIP Units were outstanding of which approximately 0.7 million were vested.

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

DCT
The following table presents the computation of basic and diluted weighted average common shares outstanding (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Denominator
Weighted average common shares outstanding – basic	92,981	90,250	92,351	89,464
Effect of dilutive securities:
Stock options and phantom stock	97	473	116	442
Weighted average common shares outstanding – diluted	93,078	90,723	92,467	89,906

Operating Partnership
The following table presents the computation of basic and diluted weighted average OP Units outstanding (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Denominator
Weighted average OP Units outstanding – basic	96,377	94,047	95,877	93,487
Effect of dilutive securities:
Stock options and phantom stock	97	473	116	442
Weighted average OP Units outstanding – diluted	96,474	94,520	95,993	93,929

DCT and the Operating Partnership
Potentially Dilutive Shares
For the three and nine months ended September 30, 2017, DCT excluded from net earnings per diluted share the weighted average common share equivalents related to 3.4 million and 3.5 million OP Units, respectively, because their effect would be anti-dilutive. During the same periods ended September 30, 2016, DCT excluded from net earnings per diluted share the weighted average common share equivalents related to 3.8 million and 4.0 million OP Units, respectively, because their effect would be anti-dilutive.

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

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of September 30, 2017	As of December 31, 2016
Segments:
East assets	$1,115,782	$1,077,749
Central assets	1,130,151	1,101,049
West assets	1,574,674	1,500,879
Total segment net assets	3,820,607	3,679,677
Non-segment assets:
Non-segment cash and cash equivalents	10,725	8,383
Other non-segment assets(1)	120,671	120,082
Total assets	$3,952,003	$3,808,142

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables, restricted cash and other assets.
The following table presents the rental revenues of our segments and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
East	$31,568	$31,212	$94,550	$90,010
Central	33,448	32,340	102,206	95,400
West	39,857	36,381	117,758	104,097
Rental revenues	104,873	99,933	314,514	289,507
Institutional capital management and other fees	307	341	1,083	1,039
Total revenues	$105,180	$100,274	$315,597	$290,546

The following table presents a reconciliation of our reported “Net income attributable to common stockholders” to our property NOI and property NOI of our segments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$25,781	$15,560	$82,374	$73,369
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	937	614	3,145	3,300
Net income attributable to OP Unitholders	$26,718	$16,174	$85,519	$76,669
Net income attributable to noncontrolling interests of the Operating Partnership	262	215	742	638
Institutional capital management and other fees	(307)	(341)	(1,083)	(1,039)
Gain on dispositions of real estate interests	(11,556)	—	(39,658)	(43,052)
Real estate related depreciation and amortization	42,427	40,273	125,479	120,244
Casualty gain	—	(2,440)	(270)	(2,278)
General and administrative expense	7,138	7,370	22,151	20,990
Equity in earnings of unconsolidated joint ventures, net	(982)	(1,164)	(5,235)	(2,983)
Interest expense	16,022	15,773	49,582	47,830
Interest and other (income) expense	1	(18)	13	(581)
Impairment loss on land	—	—	938	—
Income tax (benefit) expense and other taxes	(56)	222	147	510
Property NOI(1)	$79,667	$76,064	$238,325	$216,948

East	$24,924	$24,919	$73,492	$69,765
Central	24,456	23,084	73,480	66,825
West	30,287	28,061	91,353	80,358
Property NOI(1)	$79,667	$76,064	$238,325	$216,948

(1)
Property NOI is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax (benefit) expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our overall financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 12 – Assets Held for Sale
As of September 30, 2017, one property in our West operating segment was classified as held for sale and is reported at its lower of carrying value or estimated fair value less estimated cost to sell. We completed the sale of this property in October 2017.
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
No significant recognized or nonrecognized subsequent events were noted other than those mentioned in “Note 4 – Investments in and Advances to Unconsolidated Joint Ventures.”

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of September 30, 2017, DCT owned approximately 96.5% of the outstanding equity interests in the Operating Partnership.
As of March 31, 2017, our operating portfolio was revised to include only stabilized operating properties, developments, redevelopments and value-add acquisitions. Previously, value-add acquisitions were added to the operating pool upon acquisition and prior to stabilization. This change increased our September 30, 2017 operating portfolio occupancy 10 basis points over what it would have been prior to this change. Additionally, our annual and quarterly same-store portfolios were revised to include value-add acquisitions only if they were stabilized throughout both periods presented. Previously, value-add acquisitions would have been included if they were owned throughout both periods presented.
As of September 30, 2017, the Company owned interests in approximately 73.7 million square feet of properties leased to approximately 870 customers, including:

•	64.1 million square feet comprising 400 consolidated operating properties, including one property totaling 14,000 square feet classified as held for sale, that were 98.0% occupied;

•
7.6 million square feet comprising 21 unconsolidated properties that were 98.4% occupied and which we operated on behalf of one institutional capital management partner and an unconsolidated joint venture;

•	0.2 million square feet comprising two consolidated value-add acquisitions;

•	0.1 million square feet comprising one consolidated property under redevelopment; and

•	1.7 million square feet comprising six consolidated properties developed by DCT which are shell-construction complete and in lease-up.
In addition, the Company has 18 projects under construction and several projects in pre-development. See “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties” for further details related to our development activity.
Our primary business objectives are to maximize long-term growth in Funds From Operations, or “FFO”, as defined on page 50, net asset value of our portfolio and total shareholder return. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into quality development and acquisition opportunities which meet our asset, location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.
Outlook
We seek to maximize long-term earnings growth per share and shareholder value primarily through increasing cash flow at existing properties and developing and acquiring high-quality properties with attractive operating income and value growth prospects. Fundamentals for industrial real estate continue to improve in response to general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce and U.S. based manufacturing. We expect moderate economic growth to continue in 2018, which we expect to result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.

In response to positive net absorption and lower market vacancy levels, rental rates are increasing in all of our markets. Rental concessions, such as free rent, remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during the remainder of 2017 to be higher than the rates on expiring leases.
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
Summary of Significant Transactions and Activities for the Nine Months Ended September 30, 2017

•	Acquisition Activities

•
During the nine months ended September 30, 2017, we acquired four buildings totaling approximately 0.5 million square feet located in our Denver, Northern California, Orlando and Southern California markets for a total purchase price of approximately $81.7 million.

•	Development Activities

•
As of September 30, 2017, we completed shell-construction on six buildings in our Atlanta, Dallas, Miami and Seattle markets totaling 1.7 million square feet with cumulative costs to date of approximately $108.2 million and a total projected investment of approximately $115.4 million. These properties are 45.4% leased and occupied based on weighted average square feet as of September 30, 2017.

•
Also, as of September 30, 2017, we have 18 projects under construction totaling 4.1 million square feet with cumulative costs to date of approximately $230.7 million and a total projected investment of approximately $403.2 million. These projects are 17.4% pre-leased.

•
Additionally, during the nine months ended September 30, 2017, we acquired 186.8 acres of land for development in our Dallas, Houston, New Jersey, Northern California, Orlando, Pennsylvania and Seattle markets for approximately $39.4 million.

•	During June 2017, the Southern California Logistics Airport (“SCLA”) joint venture completed development and stabilized one building totaling 0.4 million square feet.

The table below reflects a summary of development activities as of September 30, 2017, (in thousands, except acres and number of buildings):

Project	Market	Acres	Number of Buildings	Square Feet	Percent-age Owned(1)	Cumulative Costs at 9/30/2017	Projected Investment	Completion Date(2)	Percent-age Leased(3)
Consolidated Development Activities:
Development Projects in Lease-Up
DCT North Satellite Distribution Center	Atlanta	47	1	549	100%	$28,860	$31,630	Q4-2016	83%
DCT Waters Ridge	Dallas	18	1	347	100%	21,236	21,299	Q4-2016	100%
DCT DFW Trade Center	Dallas	10	1	113	100%	7,922	9,623	Q3-2017	0%
DCT Miller Road	Dallas	17	1	270	100%	14,277	15,743	Q3-2017	73%
DCT Commerce Center Building C	Miami	8	1	136	100%	15,563	15,900	Q2-2017	100%
DCT White River Corporate Center North	Seattle	13	1	251	100%	20,390	21,247	Q4-2016	100%
	Sub Total	113	6	1,666	100%	$108,248	$115,442		83%
Development Projects Under Construction
DCT Terrapin Commerce Center Building I	Baltimore/Washington D.C.	13	1	126	100%	$5,436	$14,585	Q1-2018	0%
DCT Terrapin Commerce Center Building II	Baltimore/Washington D.C.	10	1	94	100%	3,706	10,870	Q2-2018	0%
DCT Central Avenue	Chicago	54	1	190	100%	61,715	67,003	Q4-2017	100%
DCT Stockyards Industrial Center	Chicago	10	1	167	100%	13,393	15,998	Q4-2017	0%
DCT Greenwood	Chicago	8	1	140	100%	8,405	11,642	Q4-2017	0%
DCT Summit Distribution Center	Denver	12	1	168	100%	9,849	13,847	Q4-2017	0%
DCT Rail Center 225, B	Houston	13	1	222	100%	4,058	15,615	Q1-2018	100%
DCT PetroPort Industrial Park Building I	Houston	12	1	89	100%	1,285	6,134	Q2-2018	0%
DCT PetroPort Industrial Park Building II	Houston	23	1	163	100%	2,274	10,129	Q2-2018	100%
DCT Commerce Center Building D	Miami	8	1	137	100%	11,190	15,736	Q1-2018	0%
DCT Commerce Center Building E	Miami	10	1	162	100%	16,093	19,863	Q1-2018	83%
Seneca Commerce Center Building I	Miami	13	1	222	90%	8,392	21,600	Q2-2018	0%
DCT Midline Commerce Center	New Jersey	34	1	440	100%	12,075	35,927	Q2-2018	0%
DCT Arbor Avenue	Northern California	40	1	796	100%	39,380	53,040	Q4-2017	0%
DCT Williams Corporate Center	Northern California	4	1	75	100%	6,253	14,208	Q1-2018	0%
DCT Rockline Commerce Center Building I	Pennsylvania	8	1	112	100%	3,044	9,263	Q1-2018	0%
DCT Rockline Commerce Center Building II	Pennsylvania	17	1	224	100%	5,711	18,077	Q1-2018	0%
Blair Logistics Center Building A	Seattle	26	1	543	100%	18,475	49,654	Q3-2018	0%
	Sub Total	315	18	4,070	99%	$230,734	$403,191		17%

	Total	428	24	5,736	100%	$338,982	$518,633		37%

(1)	Percentage owned is based on equity ownership weighted by square feet.

(2)	The completion date represents the date of building shell-construction completion or estimated date of shell-construction completion.

(3)	Percentage leased is computed as of the date the financial statements were available to be issued.
•Disposition Activities

•
During the nine months ended September 30, 2017, we sold six consolidated operating properties totaling approximately 1.2 million square feet from our Baltimore/Washington D.C., Cincinnati, Louisville, Northern California and Phoenix markets to third-parties for gross proceeds of approximately $83.3 million. We recognized gains of approximately $39.7 million on the disposition of these properties.

•Debt Activity

•
As of September 30, 2017, we had $206.0 million outstanding and $192.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.

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

•	During the nine months ended September 30, 2017, we paid-off four mortgage notes at par totaling $34.5 million maturing in 2017 using proceeds from our senior unsecured revolving credit facility.

•	Significant Activity from Investments in and Advances to Unconsolidated Joint Venture

•
During May 2017, the SCLA joint venture entered into a $30.0 million secured fixed rate term note with a maturity date of May 2024. The proceeds were used to pay down a portion of the existing term note maturing in October 2017 and as a return of contributions to the joint venture partners.

•
During June 2017, the TRT-DCT Venture III disposed of its three remaining properties. We received approximately $2.7 million for our share of the gross proceeds and recognized our share of the gain on the sale of approximately $1.2 million, which is included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.

•
During July 2017, the SCLA joint venture entered into a $13.5 million secured variable rate term note, which bears interest at a variable rate equal to LIBOR plus a margin of 2.50% per annum with a maturity date of July 2024. The proceeds were used as a return of contributions to the joint venture partners. During August 2017, the SCLA joint venture entered into a pay-fixed, receive-floating interest rate swap, which effectively fixes the interest rate on the related debt instrument at 4.55% with a maturity date of July 2024.

•	Equity Activity

•
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share. During the nine months ended September 30, 2017, we issued approximately 1.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $51.47 per share for proceeds of approximately $59.7 million, net of offering costs. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments. As of September 30, 2017, approximately 1.4 million shares of common stock remain available to be issued under the current offering.

•	Leasing Activity

•
During the nine months ended September 30, 2017, we signed a total of 165 leases comprising 10.3 million square feet of which 68 leases totaling 4.7 million square feet included concessions of $5.0 million primarily related to free rent periods.

The following table provides a summary of our leasing activity for the three and nine months ended September 30, 2017 (see footnotes on following page):

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
THIRD QUARTER 2017		(in thousands)			(in months)
New	22	823	N/A	25.8%	77	$7.33
Renewal	25	1,794	N/A	23.4%	66	1.69
Value-add acquisition, development and redevelopment	7	775	N/A	N/A	73	N/A
Total/Weighted Average	54	3,392	$5.59	24.1%	70	$3.47
Weighted Average Retention(6)	82.0%

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
YEAR TO DATE 2017		(in thousands)			(in months)
New	67	2,766	N/A	27.7%	63	$4.86
Renewal	81	5,467	N/A	31.4%	56	1.46
Value-add acquisition, development and redevelopment	17	2,049	N/A	N/A	64	N/A
Total/Weighted Average	165	10,282	$5.15	30.2%	60	$2.60
Weighted Average Retention(6)	74.3%

(1)	Reflects leases executed during the periods presented. Excludes leases with a term shorter than one year.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated on a straight-line basis.

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

Customer Diversification
As of September 30, 2017, there were no customers that occupied more than 3.4% of our consolidated properties based on annualized base rent, which is calculated as the monthly contractual base rent (cash basis) per the terms of the lease, as of the period end, multiplied by 12. The following table presents our 10 largest customers, based on annualized base rent as of September 30, 2017, who occupied a combined 10.9 million square feet, or 16.5%, of our consolidated properties and 17.0% of annualized base rent.

Customer	Percentage of Annualized Base Rent
Amazon.com, Inc.	3.4%
Distributions Alternatives, Inc.	3.2%
United Parcel Service, Inc.	1.7%
Stanley Black & Decker, Inc.	1.6%
Geodis	1.5%
FedEx Corporation	1.3%
The J. M. Smucker Company	1.1%
Deutsche Post DHL Group	1.1%
Schenker, Inc.	1.1%
The Clorox Company	1.0%
Total	17.0%

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
Results of Operations
Summary of the three and nine months ended September 30, 2017 compared to the same period ended September 30, 2016
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. Our actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As of September 30, 2017, the Company owned interests in or had under development approximately 73.7 million square feet of properties leased to approximately 870 customers, including 4.6 million square feet managed on behalf of one institutional capital management joint venture partner and 3.0 million square feet in an unconsolidated joint venture. As of September 30, 2017, we consolidated 399 operating properties, two value-add acquisitions, six development properties, one redevelopment property and one consolidated operating property classified as held for sale. As of September 30, 2016, we consolidated 392 operating properties, three value-add acquisitions, three development properties, four redevelopment properties and three consolidated operating properties classified as held for sale.

Comparison of the three months ended September 30, 2017 compared to the same period ended September 30, 2016
Our quarterly same-store portfolio includes all consolidated stabilized acquisitions acquired before July 1, 2016 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to July 1, 2016. Once a property is included in our quarterly same-store portfolio, it remains until it is subsequently disposed of or placed into redevelopment. We consider our quarterly same-store portfolio to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating portfolio period over period. Developments and redevelopments are deemed to be stabilized upon the earlier of achieving 90% occupancy or 12 months after shell-construction completion. Value-add acquisitions are deemed to be stabilized i) if the property acquired is less than 75% occupied upon acquisition, the property will stabilize upon the earlier of achieving 90% occupancy or 12 months from the acquisition date, or ii) if the property is acquired with known move-outs within 24 months of the acquisition date the property will stabilize upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred. All other acquisitions are deemed stabilized upon acquisition. Non-same-store operating properties include properties not meeting the quarterly same-store criteria and exclude development and redevelopment properties and value-add acquisitions that are not stabilized or ready for their intended use.
For the three months ended September 30, 2017, we had 379 properties classified in our quarterly same-store portfolio comprising 60.7 million square feet and 30 classified as non-same-store, which includes 21 operating properties, six development properties, one redevelopment property and two value-add acquisitions that were not stabilized. A discussion of these changes follows the table below.

The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income (“NOI”), other revenue and other income, and other expenses for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 (in thousands):

	For the Three Months Ended September 30,
	2017	2016	$ Change	Percent Change
Rental Revenues
Quarterly same-store portfolio	$97,684	$95,061	$2,623	2.8%
Non-same-store operating properties	6,041	4,872	1,169	24.0%
Value-add acquisition, development and redevelopment	1,148	—	1,148	100.0%
Total rental revenues	104,873	99,933	4,940	4.9%
Rental Expenses and Real Estate Taxes
Quarterly same-store portfolio	23,482	22,790	692	3.0%
Non-same-store operating properties	1,440	1,061	379	35.7%
Value-add acquisition, development and redevelopment	284	18	266	1,477.8%
Total rental expenses and real estate taxes	25,206	23,869	1,337	5.6%
Property NOI(1)
Quarterly same-store portfolio	74,202	72,271	1,931	2.7%
Non-same-store operating properties	4,601	3,811	790	20.7%
Value-add acquisition, development and redevelopment	864	(18)	882	4,900.0%
Total property NOI	79,667	76,064	3,603	4.7%
Other Revenue and Other Income
Institutional capital management and other fees	307	341	(34)	(10.0)%
Casualty gain	—	2,440	(2,440)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	982	1,164	(182)	(15.6)%
Gain on dispositions of real estate interests	11,556	—	11,556	100.0%
Interest and other income (expense)	(1)	18	(19)	(105.6)%
Total other revenue and other income	12,844	3,963	8,881	224.1%
Other Expenses
Real estate related depreciation and amortization	42,427	40,273	2,154	5.3%
Interest expense	16,022	15,773	249	1.6%
General and administrative	7,138	7,370	(232)	(3.1)%
Income tax (benefit) expense and other taxes	(56)	222	(278)	(125.2)%
Total other expenses	65,531	63,638	1,893	3.0%
Net income attributable to noncontrolling interests of the Operating Partnership	(262)	(215)	(47)	(21.9)%
Net income attributable to OP Unitholders	$26,718	$16,174	$10,544	65.2%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(937)	(614)	(323)	(52.6)%
Net income attributable to common stockholders	$25,781	$15,560	$10,221	65.7%

(1)
Property NOI is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax (benefit) expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our overall financial performance since it excludes expenses which could materially impact our results of operations.  Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $4.9 million for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to the following changes:

•
$1.2 million increase in total revenues in our non-same-store portfolio, of which $3.0 million is attributed to eight operating property acquisitions, three value-add acquisitions and 10 development and redevelopment properties placed into our operating portfolio since July 1, 2016, offset in part by a $1.8 million decrease attributed to 10 consolidated property dispositions since July 1, 2016.

•	$2.6 million increase in total revenues in our quarterly same-store portfolio primarily due to the following:

•	$6.6 million increase in base rent primarily resulting from increased rental rates and a 50 basis point increase in average occupancy period over period; and

•	$1.1 million increase in operating expense recoveries related to increases in property tax expense; which was partially offset by

•	$5.0 million decrease in straight-line rental revenue;

•	$1.1 million increase in total revenues primarily attributed to five development and two value-add properties that were 47.7% occupied as of September 30, 2017.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Three Months Ended September 30,
	2017	2016	$ Change	Percent Change
Base rent	$77,702	$68,602	$9,100	13.3%
Straight-line rent	8	5,244	(5,236)	(99.8)%
Amortization of above and below market rent intangibles	738	670	68	10.1%
Tenant recovery income	25,474	23,298	2,176	9.3%
Other	726	1,870	(1,144)	(61.2)%
Revenues related to early lease terminations	225	249	(24)	(9.6)%
Total rental revenues	$104,873	$99,933	$4,940	4.9%
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $1.3 million for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to the following:

•
$0.7 million increase in rental expenses and real estate taxes period over period in our quarterly same-store portfolio primarily due to increased property taxes in our Atlanta, Houston and Southern California markets;

•
$0.4 million increase in rental expenses and real estate taxes related to our non-same-store portfolio primarily due to a $0.6 million increase in property taxes in our Chicago, Northern California and Southern California markets attributed to property acquisitions and completion of developments and redevelopments and a $0.2 million increase in other property operating expenses, offset in part by a $0.4 million decrease primarily related to dispositions in our Cincinnati, Dallas, Indianapolis and Phoenix markets; and

•
$0.3 million increase in rental expenses and real estate taxes primarily due to increased property taxes in our Dallas and Denver markets from our development and redevelopment properties and value-add acquisitions that were 47.7% occupied as of September 30, 2017.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Three Months Ended September 30,
	2017	2016	$ Change	Percent Change
Real estate taxes	$16,023	$15,074	$949	6.3%
Insurance	1,081	980	101	10.3%
Common area maintenance	3,498	3,387	111	3.3%
Utilities	1,356	1,483	(127)	(8.6)%
Property management fees	2,765	2,521	244	9.7%
Other	483	424	59	13.9%
Total rental expenses and real estate taxes	$25,206	$23,869	$1,337	5.6%
Other Revenue and Other Income
Total other revenue and other income increased $8.9 million for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to the following:

•
$11.6 million increase in gain on dispositions of real estate interests primarily related to gains of $11.6 million recognized from the disposition of two properties in the Louisville and Northern California markets during 2017 with no corresponding activity during the same period in 2016; partially offset by

•
$2.4 million decrease in casualty gain primarily related to an insurance settlement from a casualty event at one property in our Dallas market during 2016 with no corresponding activity during 2017; and

•	$0.2 million decrease in equity in earnings of unconsolidated joint ventures, net, primarily related to the sale of three properties in the TRT-DCT Venture III joint venture in June 2017.
Other Expenses
Other expenses increased $1.9 million for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to the following:

•	$2.2 million increase in depreciation and amortization expense resulting from the following:

•	$2.7 million increase related to real estate acquisitions, development and redevelopment properties and value-add acquisitions, and capital additions; and

•	$0.3 million increase related to our quarterly same-store portfolio; offset in part by

•	$0.8 million decrease related to real estate dispositions; and

•	$0.2 million increase in interest expense due to the following:

•
$1.0 million increase due to $1.0 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge compared to no hedge ineffectiveness recognized during 2017 upon the adoption of the Derivatives and Hedging accounting standard update (“ASU”) in September 2017, see “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information; and

•
$0.8 million increase due to increased average outstanding indebtedness of approximately $108.3 million and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; partially offset by

•
$1.6 million decrease due to a $1.6 million increase in capitalized interest primarily related to increased development activities and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; which was partially offset by

•	$0.3 million decrease in income tax expense related to deferred tax benefits; and

•	$0.2 million decrease in general and administrative expense primarily related to professional service costs.

Comparison of the nine months ended September 30, 2017 compared to the same period ended September 30, 2016
Our annual same-store portfolio includes all consolidated stabilized acquisitions acquired before January 1, 2016 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to January 1, 2016. Once a property is included in our annual same-store portfolio, it remains until it is subsequently disposed of or placed into redevelopment. We consider our annual same-store portfolio to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating portfolio period over period. Developments and redevelopments are deemed to be stabilized upon the earlier of achieving 90% occupancy or 12 months after shell-construction completion. Value-add acquisitions are deemed to be stabilized i) if the property acquired is less than 75% occupied upon acquisition, the property will stabilize upon the earlier of achieving 90% occupancy or 12 months from the acquisition date, or ii) if the property is acquired with known move-outs within 24 months of the acquisition date the property will stabilize upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred. All other acquisitions are deemed stabilized upon acquisition. Non-same-store operating properties include properties not meeting the annual same-store criteria and exclude development and redevelopment properties and value-add acquisitions that are not stabilized or ready for their intended use.
For the nine months ended September 30, 2017, we had 365 properties classified in our annual same-store portfolio comprising 56.3 million square feet and 44 classified as non-same-store, which includes 35 operating properties, six development properties, one redevelopment property and two value-add acquisitions that were not stabilized. A discussion of these changes follows the table below.

The following table presents the changes in rental revenues, rental expenses and real estate taxes, property NOI, other revenue and other income, and other expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 (amounts in thousands):

	For the Nine Months Ended September 30,
	2017	2016	$ Change	Percent Change
Rental Revenues
Annual same-store portfolio	$267,246	$258,728	$8,518	3.3%
Non-same-store operating properties	44,046	30,778	13,268	43.1%
Value-add acquisition, development and redevelopment	3,222	1	3,221	322,100.0%
Total rental revenues	314,514	289,507	25,007	8.6%
Rental Expenses and Real Estate Taxes
Annual same-store portfolio	65,849	65,724	125	0.2%
Non-same-store operating properties	9,597	6,774	2,823	41.7%
Value-add acquisition, development and redevelopment	743	61	682	1,118.0%
Total rental expenses and real estate taxes	76,189	72,559	3,630	5.0%
Property NOI(1)
Annual same-store portfolio	201,397	193,004	8,393	4.3%
Non-same-store operating properties	34,449	24,004	10,445	43.5%
Value-add acquisition, development and redevelopment	2,479	(60)	2,539	4,231.7%
Total property NOI	238,325	216,948	21,377	9.9%
Other Revenue and Other Income
Institutional capital management and other fees	1,083	1,039	44	4.2%
Casualty gain	270	2,278	(2,008)	(88.1)%
Equity in earnings of unconsolidated joint ventures, net	5,235	2,983	2,252	75.5%
Gain on dispositions of real estate interests	39,658	43,052	(3,394)	(7.9)%
Interest and other income (expense)	(13)	581	(594)	(102.2)%
Total other revenue and other income	46,233	49,933	(3,700)	(7.4)%
Other Expenses
Real estate related depreciation and amortization	125,479	120,244	5,235	4.4%
Interest expense	49,582	47,830	1,752	3.7%
General and administrative	22,151	20,990	1,161	5.5%
Impairment loss on land	938	—	938	100.0%
Income tax expense and other taxes	147	510	(363)	(71.2)%
Total other expenses	198,297	189,574	8,723	4.6%
Net income attributable to noncontrolling interests of the Operating Partnership	(742)	(638)	(104)	(16.3)%
Net income attributable to OP Unitholders	$85,519	$76,669	$8,850	11.5%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(3,145)	(3,300)	155	4.7%
Net income attributable to common stockholders	$82,374	$73,369	$9,005	12.3%

(1)	See definition of property NOI on page 35.

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $25.0 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the following changes:

•
$13.3 million increase in total revenues in our non-same-store portfolio, of which $18.2 million is attributed to eight operating property acquisitions, three value-add acquisitions and 24 development and redevelopment properties and value-add acquisitions placed into our operating portfolio since January 1, 2016, offset in part by a $4.9 million decrease attributed to 21 consolidated property dispositions since January 1, 2016.

•	$8.5 million increase in total revenues in our annual same-store portfolio primarily due to the following:

•	$14.7 million increase in base rent primarily resulting from increased rental rates and a 30 basis point increase in average occupancy period over period;

•	$2.6 million increase in operating expense recoveries related to higher average occupancy and increases in property tax expense; and

•	$0.8 million increase in early lease termination fees in 2017; which was partially offset by

•	$8.2 million decrease in straight-line rental revenue;

•	$1.2 million decrease in miscellaneous income primarily due to higher move-out repairs in 2016 compared to the same period in 2017; and

•	$0.3 million decrease in below market rent adjustments.

•	$3.2 million increase in total revenues primarily attributed to five development and two value-add properties that were 47.7% occupied as of September 30, 2017.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	$ Change	Percent Change
Base rent	$228,563	$198,188	$30,375	15.3%
Straight-line rent	4,222	16,402	(12,180)	(74.3)%
Amortization of above and below market rent intangibles	2,182	2,150	32	1.5%
Tenant recovery income	76,091	67,784	8,307	12.3%
Other	2,295	4,082	(1,787)	(43.8)%
Revenues related to early lease terminations	1,161	901	260	28.9%
Total rental revenues	$314,514	$289,507	$25,007	8.6%
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $3.6 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the following:

•
$2.8 million increase in rental expenses and real estate taxes related to our non-same-store portfolio primarily due to a $2.7 million increase in property taxes in our Chicago, Northern California, Seattle and Southern California markets attributed to property acquisitions and completion of developments and redevelopments and a $1.3 million increase in property management fees and common area maintenance, offset in part by a $1.2 million decrease primarily related to dispositions in our Chicago, Indianapolis and Phoenix markets;

•
$0.7 million increase in rental expenses and real estate taxes primarily due to increased property taxes in our Atlanta, Dallas and Denver markets from our development, redevelopment properties and value-add acquisitions that were not stabilized as of September 30, 2017; and

•
$0.1 million increase in rental expenses and real estate taxes period over period in our annual same-store portfolio primarily due to higher property taxes in our Atlanta, Dallas, Houston and Southern California markets, offset in part by a decrease in snow removal costs.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	$ Change	Percent Change
Real estate taxes	$48,318	$44,729	$3,589	8.0%
Insurance	3,427	3,368	59	1.8%
Common area maintenance	11,434	11,826	(392)	(3.3)%
Utilities	3,556	3,693	(137)	(3.7)%
Property management fees	8,261	7,416	845	11.4%
Other	1,193	1,527	(334)	(21.9)%
Total rental expenses and real estate taxes	$76,189	$72,559	$3,630	5.0%
Other Revenue and Other Income
Total other revenue and other income decreased $3.7 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the following:

•
$3.4 million decrease in gain on dispositions of real estate interests primarily related to gains of $43.1 million recognized from the disposition of 11 properties in our Chicago, Houston, Louisville and Northern California markets during 2016 compared to gains of $39.7 million recognized from the disposition of six properties in the Baltimore/Washington D.C., Cincinnati, Louisville, Northern California and Phoenix markets during 2017;

•
$2.0 million decrease in casualty gain primarily related to an insurance settlement from a casualty event at one property in our Dallas market during 2016 compared to gains related to an insurance settlement from a casualty event at one property in our Southern California market during 2017; and

•
$0.6 million decrease in interest and other income (expense) primarily related to proceeds received in 2016 from a legal settlement related to damages at several properties located in our Houston market; which was partially offset by

•
$2.3 million increase in equity in earnings of unconsolidated joint ventures, net, primarily related to a $1.2 million gain recognized on the sale of three properties in the TRT-DCT Venture III joint venture, increased earnings from our unconsolidated investments in the SCLA and DCT/SPF Industrial Operating LLC joint ventures due to higher average occupancy during 2017 compared to 2016 and the completion of development activities and stabilization of two buildings in the SCLA joint venture since January 1, 2016.

Other Expenses
Other expenses increased $8.7 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the following:

•	$5.2 million increase in depreciation and amortization expense resulting from the following:

•	$9.8 million increase related to real estate acquisitions, development and redevelopment properties and value-add acquisitions, and capital additions; partially offset by

•	$2.4 million decrease related to real estate dispositions; and

•	$2.2 million decrease related to tenant improvements and intangible lease assets that were fully amortized during 2016.

•	$1.8 million increase in interest expense due to the following:

•
$4.1 million increase due to increased average outstanding indebtedness of approximately $92.8 million and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; which was partially offset by

•
$1.8 million decrease due to a $1.8 million increase in capitalized interest primarily related to increased development activities and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; and

•
$0.5 million decrease due to $0.5 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge compared to no hedge ineffectiveness recognized during 2017 upon the adoption of the Derivatives and Hedging ASU in September 2017, see “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information.

•	$1.2 million increase in general and administrative expense primarily related to personnel and office costs; and

•	$0.9 million increase in impairment loss on land recognized on one parcel of land during 2017; partially offset by

•	$0.4 million decrease in income tax (benefit) expense related to deferred tax benefits.
Segment Summary for the three and nine months ended September 30, 2017 compared to the same periods ended September 30, 2016
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 11 – Segment Information”). Management considers rental revenues and property NOI aggregated by segment to be the appropriate way to analyze performance.
The following table presents the changes in our consolidated properties by segment (dollar amounts and square feet in thousands):

	As of September 30,				For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property NOI(3)	Rental revenues(2)	Property NOI(3)
EAST:
2017	118	22,135	95.4%	$1,115,782	$31,568	$24,924	$94,550	$73,492
2016	116	21,473	96.0%	$1,076,672	$31,212	$24,919	$90,010	$69,765
CHANGE:	2	662	(0.6)%	$39,110	$356	$5	$4,540	$3,727

CENTRAL:
2017	148	23,102	93.8%	$1,130,151	$33,448	$24,456	$102,206	$73,480
2016	149	23,524	93.6%	$1,096,007	$32,340	$23,084	$95,400	$66,825
CHANGE:	(1)	(422)	0.2%	$34,144	$1,108	$1,372	$6,806	$6,655

WEST:
2017	143	20,884	97.4%	$1,574,674	$39,857	$30,287	$117,758	$91,353
2016	140	20,659	95.7%	$1,438,953	$36,381	$28,061	$104,097	$80,358
CHANGE:	3	225	1.7%	$135,721	$3,476	$2,226	$13,661	$10,995

(1)	Segment assets include all assets comprising our consolidated properties included in a segment, less non-segment cash and cash equivalents and other non-segment assets.

(2)	Segment rental revenues include revenue from our operating portfolio, development and redevelopment properties and value-add acquisitions.

(3)
For the definition of property NOI, as defined on page 35, and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 11 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of September 30, 2017	As of December 31, 2016	$ Change
Segments:
East assets	$1,115,782	$1,077,749	$38,033
Central assets	1,130,151	1,101,049	29,102
West assets	1,574,674	1,500,879	73,795
Total segment net assets	3,820,607	3,679,677	140,930
Non-segment assets:
Non-segment cash and cash equivalents	10,725	8,383	2,342
Other non-segment assets(1)	120,671	120,082	589
Total assets	$3,952,003	$3,808,142	$143,861

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, other receivables, restricted cash and other assets.
East Segment

•
East Segment assets increased by approximately $38.0 million in 2017 due to the acquisition of three land parcels and one property placed into redevelopment; partially offset by the disposition of one property since December 31, 2016.

•	East Segment property NOI remained consistent for the three months ended September 30, 2017 compared to the same period in 2016, primarily as a result of:

•
$0.4 million increase in NOI, of which a $0.9 million increase is attributed to higher recoveries and rental rates in our quarterly same-store portfolio, offset in part by a $0.3 million decrease in rental revenues attributed to the timing of property acquisitions and completion of developments and a $0.2 million decrease in rental revenues attributed to property dispositions; which was offset by

•	$0.4 million decrease in NOI due to increases in operating expenses primarily related to increased property taxes in our quarterly same-store portfolio during 2017 compared to 2016.

•	East Segment property NOI increased approximately $3.7 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily as a result of:

•
$4.5 million increase in NOI, of which a $2.8 million increase is attributed to higher rental rates in our annual same-store portfolio and a $2.1 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments, offset in part by a $0.4 million decrease in rental revenues attributed to property dispositions; which was partially offset by

•
$0.8 million decrease in NOI due to increases in operating expenses primarily related to a $0.7 million increase in property taxes in our annual same-store portfolio and a $0.4 million increase driven by the cessation of capitalization on developments placed into operation during 2017 compared to 2016, partially offset by lower snow removal costs incurred during 2017 compared to 2016.

Central Segment

•	Central Segment assets increased by approximately $29.1 million in 2017 due to the acquisition of three land parcels; partially offset by the disposition of two properties since December 31, 2016.

•	Central Segment property NOI increased approximately $1.4 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of:

•
$1.1 million increase in NOI, of which a $1.8 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments, offset in part by a $0.6 million decrease in rental revenues attributed to property dispositions; and

•
$0.3 million increase in NOI due to decreases in operating expenses primarily related to a $0.5 million decrease primarily related to lower property taxes in our quarterly same-store portfolio and a $0.1 million decrease related to lower property taxes attributed to property dispositions, offset by a $0.3 million increase in property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions.

•	Central Segment property NOI increased approximately $6.7 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily as a result of:

•
$6.8 million increase in NOI, of which a $8.5 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $1.7 million increase is attributed to higher rental rates and operating expense recoveries due to increased occupancy in our annual same-store portfolio, offset in part by a $3.4 million decrease in rental revenues attributed to property dispositions in 2016; which was partially offset by

•
$0.1 million decrease in NOI, of which a $0.6 million increase in property taxes is primarily attributed to a $1.3 million increase in property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions, offset in part by a $0.4 million decrease in property taxes attributed to property dispositions and a $0.3 million decrease in property taxes in our annual same-store portfolio, offset by a $0.5 million decrease in operating expenses attributed to our annual same-store portfolio.

West Segment

•
West Segment assets increased by approximately $73.8 million in 2017 due to the acquisition of two operating properties, one value-add acquisition and three land parcels; partially offset by the disposition of three properties since December 31, 2016.

•	West Segment property NOI increased approximately $2.2 million for the three months ended September 30, 2017 compared to the same period in 2016, primarily as a result of:

•
$3.5 million increase in rental revenues, of which a $2.6 million increase is attributed to the timing of property acquisitions and completion of developments and a $1.9 million increase is attributed to increased rental rates at properties in our quarterly same-store portfolio, offset in part by a $1.0 million decrease in rental revenues attributed to property dispositions; which was partially offset by

•
$1.3 million decrease in NOI due to increases in operating expenses primarily due to a $0.9 million increase in property taxes in our quarterly same-store portfolio and increased property management fees and other non-recoverable expenses.

•	West Segment property NOI increased approximately $11.0 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily as a result of:

•
$13.7 million increase in rental revenues, of which a $10.8 million increase is attributed to the timing of property acquisitions and completion of developments and a $4.0 million increase is attributed to increased rental rates at properties in our annual same-store portfolio, offset in part by a $1.1 million decrease in rental revenues attributed to property dispositions; which was partially offset by

•
$2.7 million decrease in NOI, of which a $2.1 million increase in operating expenses is attributed to increased property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions and a $0.6 million increase in property management fees and snow removal costs.

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
Cash Flows
“Cash, cash equivalents and restricted cash” were $46.3 million and $18.1 million as of September 30, 2017 and December 31, 2016, respectively.
Net cash provided by operating activities increased $26.1 million to $184.3 million during the nine months ended September 30, 2017 compared to $158.2 million during the same period in 2016. This change was primarily due to an increase in property NOI attributable to acquired properties, development and redevelopment properties and value-add acquisitions placed into operation and operating performance at existing properties.
Net cash used in investing activities decreased $8.5 million to $184.4 million during the nine months ended September 30, 2017 compared to $192.9 million during the same period in 2016 primarily due to the following activities:

•	$68.7 million increase in cash outflows related to acquisitions;

•	$23.1 million decrease in cash inflows from dispositions; and

•
$3.1 million decrease in cash inflows from casualty proceeds primarily related to insurance settlements from casualty events in our Dallas and Northern California markets during 2016 compared to an insurance settlement from a casualty event at one property in our Southern California market during 2017; partially offset by

•	$67.0 million decrease in cash outflows related to capital expenditures and development activities, as reflected in the table below;

•
$34.9 million increase in cash inflows related to distributions of investments in unconsolidated joint ventures due to increased return of contributions from the SCLA joint venture, the sale of three properties in the TRT-DCT Venture III joint venture and increased earnings from our unconsolidated investments in the SCLA and DCT/SPF Industrial Operating LLC joint ventures due to increased occupancy during 2017; and

•
$1.4 million decrease in cash outflows related to investments in unconsolidated joint ventures due to contributions of $15.1 million in 2016 to the SCLA unconsolidated joint venture to fund the development of one project compared to contributions of $13.7 million in 2017.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities for the Nine Months Ended September 30, 2017 – Development Activities” for further details regarding total projected investment of our current development activities as well as cumulative costs incurred as of September 30, 2017. Our total capital expenditures were comprised of the following (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	$ Change
Development	$134,641	$159,474	$(24,833)
Redevelopment	5,797	17,740	(11,943)
Due diligence	1,866	3,908	(2,042)
Casualty expenditures	65	1,142	(1,077)
Building and land improvements	12,643	10,008	2,635
Tenant improvements and leasing costs	25,424	30,569	(5,145)
Total capital expenditures and development activities	180,436	222,841	(42,405)
Decrease (increase) in accruals and other adjustments	(17,469)	7,114	(24,583)
Total cash paid for capital expenditures and development activities	$162,967	$229,955	$(66,988)
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

	For the Nine Months Ended September 30,
	2017	2016	$ Change
Development activities	$3,748	$3,598	$150
Leasing activities	2,196	2,481	(285)
Operating building activities	2,195	2,234	(39)
Acquisition activities	315	—	315
Total capitalized indirect costs	$8,454	$8,313	$141
In addition, we capitalize interest costs incurred associated with development and construction activities. During the nine months ended September 30, 2017 and 2016, total interest capitalized was $9.4 million and $7.6 million, respectively.
Net cash provided by (used in) financing activities increased $33.4 million to $28.2 million net cash provided by financing activities during the nine months ended September 30, 2017 compared to $5.2 million net cash used in financing activities during the same period in 2016 primarily due to the following activities:

•
$201.0 million net increase in proceeds from our senior unsecured revolving credit facility in 2017 compared to 2016, as borrowings of $287.0 million during 2017 exceeded our borrowings of $173.0 million during 2016; offset by repayments of $156.0 million during 2017 compared to $243.0 million of repayments during 2016;

•	$98.0 million net decrease in cash outflows related to repayments of senior unsecured notes due to the following:

•	$50.0 million repayment of our senior unsecured fixed rate note at par in February 2016;

•	$49.0 million repayment of our senior unsecured fixed rate note in August 2016; and

•	$75.0 million pay down of our $100.0 million term loan in 2016; partially offset by

•	$25.0 million early repayment of the remaining $25.0 million outstanding on our $100.0 million term loan at par in March 2017; and

•	$51.0 million decrease due to the repayment of our $51.0 million senior unsecured note at par in June 2017.

•
$0.8 million decrease in cash outflows for loan costs of $1.8 million related to the issuance of our $250.0 million fixed rate senior unsecured note in August 2016 compared to loan costs of $0.8 million related to the issuance of $50.0 million of our 4.50% senior notes due 2023 in March 2017; and

•	$0.4 million net increase in cash inflows due to contributions from noncontrolling interests as a result of development activities on one building; which was partially offset by

•
$198.1 million net decrease in proceeds from senior unsecured notes due to $250.0 million increase in cash inflows resulting from the issuance of our fixed rate senior unsecured notes in August 2016 compared to a $51.9 million increase in cash inflows resulting from the issuance of our 4.50% senior notes due in 2023 in March 2017;

•	$34.4 million increase in cash outflows due to the following:

•	Repayment of four mortgage notes at par totaling approximately $34.5 million in 2017; partially offset by

•	Scheduled principal payments of mortgage notes totaling approximately $4.9 million during 2017 compared to $5.0 million during 2016.

•
$33.5 million net decrease in cash inflows due to a $21.1 million decrease in cash inflows as a result of the issuance of 1.2 million shares of common stock at a weighted average price of $51.47 per share in 2017 under our continuous equity offering program compared to the issuance of 1.9 million shares of common stock at a weighted average price of $43.14 per share in 2016 and a $12.4 million increase in cash outflows in distributions paid to common stockholders and unitholders as a result of an increase in our dividend rate per share, an increase in our common stock outstanding, operating partnership redemptions and offering costs; and

•	$0.8 million increase in cash outflows due to the net settlement of stock-based awards.
Common Stock
As of September 30, 2017, approximately 93.0 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the nine months ended September 30, 2017, we issued approximately 1.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $51.47 per share for proceeds of approximately $59.7 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of September 30, 2017, approximately 1.4 million shares of common stock remain available to be issued under the current offering.
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

During the nine months ended September 30, 2017, approximately 0.3 million OP Units were redeemed for approximately $2.6 million in cash and approximately 0.2 million shares of DCT common stock. During the nine months ended September 30, 2016, approximately 0.5 million OP Units were redeemed for approximately $1.9 million in cash and approximately 0.5 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “Notes to the Consolidated Financial Statements, Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership” for a summary of LTIP Unit redemptions.
As of September 30, 2017, and December 31, 2016, there were approximately 3.3 million and 3.5 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $192.9 million and $168.9 million based on the $57.92 and $47.88 per share closing price of DCT’s common stock on September 30, 2017, and December 31, 2016, respectively. As of September 30, 2017, and December 31, 2016, included in OP Units were approximately 0.8 million and 0.7 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended, respectively.
Distributions
During the three and nine months ended September 30, 2017, our board of directors declared distributions to stockholders and unitholders totaling approximately $30.1 million and $89.9 million, respectively. During the same periods in 2016, our board of directors declared distributions to stockholders and unitholders totaling approximately $27.6 million and $82.3 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2017 and 2016.
The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During October 2017, our board of directors declared a quarterly cash dividend of $0.36 per share and unit, payable on January 4, 2018 to stockholders and OP Unitholders of record as of December 22, 2017.
Outstanding Indebtedness
As of September 30, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $52.1 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of September 30, 2017, the gross book value of our consolidated properties was approximately $4.6 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2016, the gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of September 30, 2017 and December 31, 2016.
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
Line of Credit
As of September 30, 2017, we had $206.0 million outstanding and $192.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.
The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of September 30, 2017 and December 31, 2016.

Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs, as of September 30, 2017 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2017	$—	$1,668	$—		$1,668
2018	81,500	6,747	—		88,247
2019	46,000	51,344	206,000		303,344
2020	50,000	71,933	125,000	(1)	246,933
2021	92,500	18,436	—		110,936
Thereafter	740,000	10,671	200,000	(1)	950,671
Total	$1,010,000	$160,799	$531,000		$1,701,799

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.
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
Contractual Obligations
The following table presents our contractual obligations as of September 30, 2017, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Scheduled long-term debt maturities, including interest(2)	$2,027,221	$156,790	$657,397	$325,682	$887,352
Operating lease commitments	7,144	1,216	2,657	1,921	1,350
Ground lease commitments(3)	11,867	593	1,120	1,102	9,052
Total	$2,046,232	$158,599	$661,174	$328,705	$897,754

(1)
From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancelable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $186.4 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at September 30, 2017.

(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land, which is leased from an airport authority.
Off-Balance Sheet Arrangements
As of September 30, 2017 and 2016, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.
As of September 30, 2017, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $52.1 million, which are scheduled to mature in October 2017, May 2024 and July 2024. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.
We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of September 30, 2017, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $52.1 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2017	$30,382	(1)
2018	—
2019	—
2020	—
2021	—
Thereafter	21,713
Total	$52,095

(1)	In October 2017, the SCLA joint venture entered into an agreement to extend the maturity date of its construction loan from October 2017 to October 2019.
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

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” (unaudited, amounts in thousands, except per share and unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of net income attributable to common stockholders and unitholders to FFO:
Net income attributable to common stockholders	$25,781	$15,560	$82,374	$73,369
Adjustments:
Real estate related depreciation and amortization	42,427	40,273	125,479	120,244
Equity in earnings of unconsolidated joint ventures, net	(982)	(1,164)	(5,235)	(2,983)
Equity in FFO of unconsolidated joint ventures(1)	2,767	2,503	9,399	7,321
Gain on dispositions of real estate interests	(11,556)	—	(39,658)	(43,052)
Noncontrolling interest in the above adjustments	(1,335)	(1,908)	(3,834)	(4,005)
FFO attributable to unitholders	2,086	2,343	6,435	6,786
FFO attributable to common stockholders and unitholders – basic and diluted	59,188	57,607	174,960	157,680
Adjustments:
Impairment loss on land	—	—	938	—
Acquisition costs	—	468	13	560
Hedge ineffectiveness (non-cash)	—	(967)	—	453
FFO, as adjusted, attributable to common stockholders and unitholders – basic and diluted	$59,188	$57,108	$175,911	$158,693

FFO per common share and unit – basic	$0.61	$0.61	$1.82	$1.68
FFO per common share and unit – diluted	$0.61	$0.61	$1.81	$1.67

FFO, as adjusted, per common share and unit – basic	$0.61	$0.60	$1.83	$1.69
FFO, as adjusted, per common share and unit – diluted	$0.61	$0.60	$1.82	$1.68
FFO weighted average common shares and units outstanding:
Common shares for net earnings per share	92,981	90,250	92,351	89,464
Participating securities	517	582	501	561
Units	3,396	3,797	3,526	4,023
FFO weighted average common shares, participating securities and units outstanding – basic	96,894	94,629	96,378	94,048
Dilutive common stock equivalents	97	473	116	442
FFO weighted average common shares, participating securities and units outstanding – diluted	96,991	95,102	96,494	94,490

(1)	Equity in FFO of unconsolidated joint ventures is determined as our share of FFO from each unconsolidated joint venture.

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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rate swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of September 30, 2017, and December 31, 2016, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.5 million and $6.6 million, respectively.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, USD LIBOR rates in the U.S. have never been negative nor do we expect them to become negative in the future. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the nine months ended September 30, 2016, we recorded a non-cash charge of approximately $0.5 million of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). See “Note 2 – Summary of Significant Accounting Policies” for the impact to the Consolidated Financial Statements from the adoption of the Derivatives and Hedging ASU in September 2017. As of September 30, 2017, and December 31, 2016, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest rate swap. See “Notes to a Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2017, we had approximately $331.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the nine months ended September 30, 2017 would have increased approximately $0.3 million based on our outstanding floating-rate debt as of September 30, 2017. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $10.6 million during the nine months ended September 30, 2017.
As of September 30, 2017, the estimated fair value of our debt was approximately $1.8 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES
DCT Industrial Trust Inc.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2017, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.
DCT Industrial Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2017 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: November 3, 2017	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: November 3, 2017	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: November 3, 2017	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: November 3, 2017	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: November 3, 2017	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: November 3, 2017	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+	Filed herewith.
++	Furnished herewith.