Form 10-K
period 2017-12-31
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2018-02-16
CIK 1170991, 1604042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017
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
DCT Industrial Trust Inc.    Yes  ☒    No   ☐                            DCT Industrial Operating Partnership LP     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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
DCT Industrial Trust Inc.    Yes  ☐    No   ☒                            DCT Industrial Operating Partnership LP      Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the 92.8 million shares of voting and non-voting common stock held by non-affiliates of DCT Industrial Trust Inc. was $5.0 billion based on the closing sale price of $53.44 as reported on the New York Stock Exchange on June 30, 2017. (For this computation, DCT Industrial Trust Inc. has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of DCT Industrial Trust Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of DCT Industrial Trust Inc.) As of February 9, 2018 there were 93,852,805 shares of common stock outstanding. There is no public trading market for the common units of DCT Industrial Operating Partnership LP.  As a result, the aggregate market value of the common units held by non-affiliates of DCT Industrial Operating Partnership LP cannot be determined.
___________________________________________________________________________________________________________________
Documents Incorporated by Reference
Portions of DCT Industrial Trust Inc.’s definitive proxy statement to be issued in conjunction with DCT Industrial Trust Inc.’s annual meeting of stockholders to be held May 3, 2018 are incorporated by reference into Part III of this annual report.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2017 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of December 31, 2017, DCT owned approximately 96.6% of the outstanding equity interests in the Operating Partnership.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 3.4% of the Operating Partnership were owned by executives and non-affiliated limited partners as of December 31, 2017.
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
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2017, DCT owned approximately 96.6% of the outstanding equity interests in the Operating Partnership.
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
Business Overview
Our portfolio primarily consists of high-quality, bulk-distribution and light-industrial warehouses. The properties we target for acquisition or development are generally characterized by convenient access to major transportation arteries, proximity to densely populated urban centers and quality design standards that allow our customers’ efficient and flexible use of the buildings. In the future, we intend to continue focusing on properties that exhibit these characteristics in select U.S. markets where we believe we can achieve favorable returns and leverage our local expertise. We seek to maximize growth in earnings and shareholder value within the context of overall economic conditions, primarily through maintaining high levels of occupancy, increasing rents and operating income at existing properties and acquiring and developing high-quality properties with attractive operating income and value growth prospects. In addition, we will recycle our capital by disposing of non-strategic, lower growth assets and reinvesting the proceeds into newly acquired or developed assets where we believe the returns will be more favorable over time.
As of December 31, 2017, the Company owned interests in approximately 74.8 million square feet of properties leased to approximately 850 customers, including:

•	65.1 million square feet comprising 398 consolidated operating properties, including five properties totaling 1.9 million square feet classified as held for sale, that were 97.8% occupied;

•	1.0 million square feet comprising six consolidated properties developed by DCT which are shell-construction complete and in lease-up;

•	0.1 million square feet comprising one consolidated property under redevelopment;

•	1.0 million square feet comprising three consolidated value-add acquisitions; and

•	7.6 million square feet comprising 21 unconsolidated properties that were 98.4% occupied and which we operated on behalf of two unconsolidated joint ventures.
In addition, the Company has 19 projects under construction and several projects in pre-development. See “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties” for further details.
As of December 31, 2017, our total consolidated portfolio consisted of 408 properties with an average size of 165,000 square feet and an average age of 22 years.

During the year ended December 31, 2017, we acquired five buildings. These properties were acquired for a total purchase price of approximately $129.0 million. During the year ended December 31, 2017, we sold 12 consolidated operating properties to third-parties for gross proceeds of approximately $115.3 million. We recognized gains of approximately $47.1 million on the disposition of 11 properties and an impairment loss of approximately $0.3 million on one property during 2017.
We have a broadly diversified customer base. As of December 31, 2017, our consolidated properties had leases with approximately 850 customers with no single customer accounting for more than 3.4% of the total annualized base rent of our properties. Our 10 largest customers occupy approximately 16.6% of our consolidated properties based on square footage and account for approximately 18.7% of our annualized base rent as of December 31, 2017. We believe that our national presence in the top U.S. distribution markets provides geographic diversity and is attractive to users of distribution space which allows us to build strong relationships with our customers. Furthermore, we are actively engaged in meeting our customers’ expansion and relocation requirements.
Our principal executive office is located at 555 17th Street, Suite 3700, Denver, Colorado 80202; our telephone number is (303) 597-2400. We also maintain regional offices in Atlanta, Georgia; Chicago, Illinois and Newport Beach, California and market offices in Baltimore, Maryland; Cincinnati, Ohio; Dallas, Texas; Houston, Texas; Miami, Florida; Paramus, New Jersey; Emeryville, California; Orlando, Florida; Philadelphia, Pennsylvania; and Seattle, Washington. Our website address is www.dctindustrial.com.
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

•
Selectively Pursuing New Development. To create value and enhance the quality of our portfolio, we expect to continue developing new assets in select markets where strong tenant demand, rents and vacancy levels demonstrate the need for new construction at returns that make sense for the Company. During 2017, we acquired 12 land parcels for development totaling approximately 344.3 acres and we commenced construction on 19 development and redevelopment buildings comprising 4.0 million square feet with a projected investment of approximately $335.4 million. In 2017, we also stabilized six development buildings, three redevelopment buildings and three value-add acquisitions totaling 2.9 million square feet with cumulative costs of approximately $232.8 million. As of December 31, 2017, there were six shell-construction complete buildings under development totaling 1.0 million square feet, 19 projects under construction totaling approximately 4.9 million square feet and three value-add acquisitions in lease-up totaling 1.0 million square feet. All of the buildings under construction are projected to be completed during 2018.

•
Profitably Acquiring Properties. We seek to acquire properties that meet our asset, location and financial criteria at prices and potential returns which we believe are attractive. We have selected certain markets and sub-markets where we focus our efforts on identifying buildings to acquire. During the year ended December 31, 2017, we acquired five buildings comprising 1.3 million square feet located in our Chicago, Denver, Northern California, Orlando and Southern California markets for a total purchase price of approximately $129.0 million.

•
Recycling Capital. We intend to selectively dispose of non-strategic assets and redeploy the proceeds into higher growth acquisition and development opportunities. In 2017, we sold 12 consolidated operating properties for gross proceeds of approximately $115.3 million. The proceeds have been designated for deployment into new development and higher growth assets.

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

Our Competitive Strengths
We believe that we distinguish ourselves from other owners, operators, acquirers and developers of industrial properties through the following competitive strengths:

•
High-Quality Industrial Property Portfolio. Our portfolio of industrial properties primarily consists of high-quality bulk-distribution facilities in high demand leasing markets. Our properties are specifically designed to meet the warehousing needs of local, regional and national companies. The majority of our properties are readily divisible to take advantage of re-tenanting opportunities. We believe that our concentration of well located, high-quality bulk-distribution properties provides us with a competitive advantage in attracting and retaining distribution users across the markets in which we operate.

•
Experienced and Committed Management Team. Our executive management team collectively has an average of nearly 30 years of commercial real estate experience and 19 years of industrial real estate experience. Additionally, our executive management team has extensive public company operating experience.

•
Strong Operating Platform. We have a team of approximately 90 experienced transaction and property management professionals working in 13 offices to maximize market opportunities through local expertise, presence and relationships. We believe successfully meeting the needs of our customers and anticipating and responding to market opportunities will result in achieving superior returns from our properties as well as provide opportunities for the sourcing of new acquisitions and development opportunities.

•
Extensive Development and Redevelopment Expertise. Our local market teams have significant experience in all facets of value-add activities including development and redevelopment capabilities. We believe our local teams’ knowledge of our markets and their relationships with key market participants, including land owners, users and brokers, combined with the technical expertise required to successfully execute on complex transactions, provides us with an excellent platform to create value while appropriately managing risk.

•
Proven Acquisition and Disposition Capabilities. The Company has extensive experience in acquiring industrial real estate, including both smaller transactions as well as larger portfolio acquisitions. Our local market teams are an important advantage in sourcing potential marketed as well as off-market transactions. Further, consistent with our capital recycling strategy, we have disposed of a cumulative $2.2 billion of real estate investments since the inception of the Company.

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

•
Capital Structure. Our capital structure provides us with sufficient financial flexibility and capacity to fund future growth. As of December 31, 2017, we had $164.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2017, 366 of our consolidated properties with a gross book value of $4.2 billion were unencumbered. During the year ended December 31, 2017, we also issued approximately 1.8 million shares of common stock through the continuous equity offering program, at a weighted average price of $54.48 per share for proceeds of approximately $95.5 million, net of offering expenses.

Operating Segments
Our operating results used to assess performance are aggregated into three reportable segments, East, Central and West, which are based on the geographical markets where our management and operating teams conduct and monitor business. We consider rental revenues and property net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See additional information in “Item 2. Properties” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements, Note 14 – Segment Information.”

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
Environmental Matters
We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either we or the previous owners subjected a majority of the properties we have acquired, including land, to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See “Item 1A. Risk Factors” for additional information.
Employees
As of December 31, 2017, we had 145 full-time employees.

ITEM 1A.	RISK FACTORS
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
Adverse economic conditions could negatively affect our returns and profitability.
Our operating results may be affected by weakness in the national and/or international economy as well as the local economies where our properties are concentrated. Specific impacts, among others, may include:

•	increased levels of tenant defaults under, or non-renewals of, leases;

•	re-leasing which may require concessions, tenant improvement expenditures or reduced rental rates;

•	overbuilding which may increase vacancies;

•	adverse capital and credit market conditions may restrict our development and redevelopment activities; and

•	reduced access to credit may result in an inability of potential buyers to acquire our properties held for sale.
The value of our investments may not appreciate or may decline significantly below the amount we pay for these investments. The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.
Our investments are concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.
Our investments in real estate assets are primarily concentrated in the industrial real estate sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified.
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

Our long-term growth may partially depend upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms or acquisitions may not perform as we expect.
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
We are involved in the construction and renovation of distribution facilities and we intend to continue to pursue development and renovation activities as opportunities arise either on our own or in joint ventures. We will be subject to risks associated with our development and renovation activities that could adversely affect our financial condition, results of operations, cash flows, our ability to pay dividends, and/or the market price of our common stock.
Actions of our joint venture partners could negatively impact our performance.
Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures, and we intend to selectively continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

•	that our partner in an investment might become bankrupt, which could mean that we may be responsible for the joint venture’s liabilities;

•	that such partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•
that such partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

•	that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute such capital;

•	that a joint venture agreement may restrict our ability to sell our interest therein, or the underlying property, when we desire or on advantageous terms;

•
that our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•
that disputes between us and our partners may result in litigation or arbitration that could increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the underlying property to additional risk;

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
Economic conditions could change our intended hold period for a property or have required or could require us to recognize real estate impairment charges on some of our assets and equity investments. We conduct a comprehensive review of all our real estate assets in accordance with our policy of accounting for impairments (see further discussion of our accounting policies in “Notes to the Consolidated Financial Statements, Note 2 -Summary of Significant Accounting Policies” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Polices and Estimates”). The principal factor which has led to impairment charges in the past was the severe economic deterioration in many markets resulting in a decrease in leasing demand, rental rates, rising vacancies and/or an increase in capitalization rates. These possible impairment charges or losses could adversely affect our financial condition, results of operations and/or the market price of our stock.
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
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, spoofed e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have significantly increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, provide appropriate training to our employees, and have implemented various measures to manage the risk of a security breach or disruption, even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in the loss, theft or misappropriation of our property; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

RISKS RELATED TO CONFLICTS OF INTEREST
Our UPREIT structure may result in potential conflicts of interest.
As of December 31, 2017, we owned 96.6% of the units of limited partnership interest in our operating partnership, or OP Units, certain unaffiliated limited partners owned 2.5% of the OP Units and certain of our officers, owned the remaining 0.9% of the OP Units. Persons holding OP Units in our operating partnership have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders.

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
In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that future attacks impact our customers, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.
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
A property may incur a vacancy either by the continued default of a customer under its lease or the expiration of one of our leases. We have significant lease expirations in 2018 and subsequent years, as outlined in “Item 2, Properties - Lease Expirations.” In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. We may have difficulty obtaining a new customer for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because of vacancy.
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
We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods and/or wind (Houston, Miami and Orlando), earthquakes (California and Washington State), acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against (due to coverage limitations and deductibles that we believe are not commercially reasonable) because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured losses. In the event that any of our properties incurs a loss that is not fully covered by insurance, the value of our assets will be reduced, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay dividends, and/or the market price of our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure that any such sources of funding will be available to us for such purposes in the future. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.
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
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of maintaining, removing or remediating hazardous or toxic substances, including, without limitation, asbestos, on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, a single person may be held responsible for all of the clean-up costs incurred. In addition, third-parties may sue the owner or operator of a site for damages based on personal injury, natural resources, property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly maintain or remediate a contaminated property, could give rise to a lien in favor of a government entity for costs it may incur to address the contamination, or otherwise could adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which a property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions enforceable by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending environmental claims, of complying with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
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
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations, including environmental laws and regulations and the Americans with Disabilities Act. Customers’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs of non-compliance, regardless of fault or whether the failure to comply was legal. Leasing properties to customers that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material liability. Additionally, our customers’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third-parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay could reduce our ability to make distributions and may reduce the value of our common stock.

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
The terms of our bank unsecured credit facilities and other indebtedness require us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2017, we had certain non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our senior credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the senior credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.
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
Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% by value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares of capital stock. Our board of directors and/or management, in its sole discretion, may exempt, subject to the satisfaction of certain conditions, any person from the ownership limit. However, our board of directors and/or management may not grant an exemption from the ownership limit to any person whose ownership, direct or indirect, in excess of 9.8% by value or number of shares of any class or series of our outstanding shares of capital stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Provisions which may limit the ability of a third-party to acquire control of our Company.
Certain provisions of Maryland law may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. Our charter, our bylaws and the limited partnership agreement of our operating partnership may also contain provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
We operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that we will qualify as a REIT for any particular year. If we were to fail to qualify as a REIT in any taxable year for which a REIT election has been made, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to federal income tax, including any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017 under the TCJA, as defined below), on our taxable income at corporate rates unless certain relief provision apply. As a consequence, we would not be compelled to make distributions under the Code. Moreover, unless we were to obtain relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of the additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT but may be required to pay a penalty tax, which could be substantial.
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
Tax legislation or regulatory action could adversely affect us or our investors.
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our common stock or debt securities.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to certain other corporate distributions.
Certain distributions payable by corporations to individuals subject to tax as “qualified dividend income” are subject to reduced tax rates applicable to long-term capital gain. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient rather than the preferential long-term capital gain rate (though under the TCJA, individuals, trusts, and estates generally may deduct up to 20% of ordinary REIT dividends). While the preferential tax rate on certain corporate distributions does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.
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
From time to time we may dispose of properties in transactions that are intended to qualify as an exchange pursuant to Section 1031 of the Code (a “Section 1031 Exchange”). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Geographic Distribution
The following table presents the geographic diversification of our consolidated operating portfolio as of December 31, 2017:

Markets	Number of Buildings	Square Feet	Percentage of Total Square Feet	Occupancy Percentage (1)	Annualized Base Rent (2)(3)	Percentage of Total Annualized Base Rent
CONSOLIDATED OPERATING PORTFOLIO:(4)		(in thousands)			(in thousands)
Atlanta	36	7,895	11.7%	98.3%	$27,929	8.7%
Baltimore/Washington D.C.	18	2,164	3.2%	97.6%	14,930	4.7%
Charlotte(5)	1	472	0.7%	100.0%	1,698	0.5%
Memphis(5)	2	1,385	2.1%	100.0%	2,804	0.9%
Miami(6)	11	1,442	2.0%	100.0%	11,857	3.7%
Nashville	4	2,064	3.1%	100.0%	7,044	2.2%
New Jersey	8	1,313	2.0%	100.0%	8,134	2.5%
Orlando	21	1,864	2.8%	96.6%	8,658	2.7%
Pennsylvania	13	3,038	4.5%	95.4%	14,241	4.5%
East Segment Subtotal	114	21,637	32.1%	98.2%	97,295	30.4%
Chicago	38	8,335	12.4%	95.1%	37,702	11.8%
Cincinnati	29	3,177	4.7%	100.0%	11,983	3.8%
Dallas	40	5,965	8.9%	100.0%	22,715	7.1%
Houston	37	4,538	6.8%	95.8%	26,695	8.3%
Indianapolis	2	844	1.3%	100.0%	3,505	1.1%
Central Segment Subtotal	146	22,859	34.1%	97.4%	102,600	32.1%
Denver	7	969	1.4%	92.1%	4,670	1.5%
Northern California	28	4,339	6.5%	99.7%	26,631	8.3%
Phoenix	22	2,024	3.0%	93.9%	9,227	2.9%
Seattle	31	4,089	6.1%	98.7%	23,654	7.4%
Southern California(6)	50	9,197	13.7%	98.4%	54,831	17.1%
West Segment Subtotal	138	20,618	30.7%	98.0%	119,013	37.2%
Total/weighted average – operating portfolio	398	65,114	96.9%	97.8%	318,908	99.7%

DEVELOPMENT PROPERTIES:
Chicago	2	307	0.5%	0.0%	—	0.0%
Dallas	2	383	0.6%	29.6%	428	0.1%
Denver	1	168	0.2%	0.0%	—	0.0%
Miami	1	136	0.2%	85.6%	—	0.0%
Total/weighted average – development properties	6	994	1.5%	23.1%	428	0.1%

REDEVELOPMENT PROPERTIES:
Orlando	1	121	0.2%	0.0%	—	0.0%
Total/weighted average – redevelopment properties	1	121	0.2%	0.0%	—	0.0%

VALUE-ADD ACQUISITIONS:
Chicago	1	787	1.1%	0.0%	—	0.0%
Denver	2	190	0.3%	70.6%	513	0.2%
Total/weighted average – value-add acquisitions	3	977	1.4%	13.7%	513	0.2%

Total/weighted average – consolidated properties	408	67,206	100.0%	95.3%	$319,849	100.0%
(See footnote definitions on next page)

The following table presents the geographic diversification of our investments in unconsolidated operating portfolio as of December 31, 2017:

Markets	Number of Buildings	Percentage Owned (7)	Square Feet	Percentage of Total Square Feet	Occupancy Percentage (1)	Annualized Base Rent (2)	Percentage of Total Annualized Base Rent
UNCONSOLIDATED JOINT VENTURES:(8)			(in thousands)			(in thousands)
OPERATING PORTFOLIO IN UNCONSOLIDATED JOINT VENTURE:
Southern California Logistics Airport(9)	8	50.0%	2,975	39.2%	99.9%	$11,728	38.7%
Total/weighted average – unconsolidated operating properties	8	50.0%	2,975	39.2%	99.9%	11,728	38.7%

OPERATING PORTFOLIO IN CO-INVESTMENT VENTURE:
Chicago	2	20.0%	1,033	13.6%	94.1%	4,145	13.7%
Cincinnati	1	20.0%	543	7.2%	100.0%	2,189	7.2%
Dallas	1	20.0%	540	7.1%	100.0%	1,839	6.1%
Denver	5	20.0%	773	10.2%	100.0%	4,347	14.3%
Nashville	2	20.0%	1,020	13.5%	100.0%	2,981	9.8%
Orlando	2	20.0%	696	9.2%	91.4%	3,098	10.2%
Total/weighted average – co-investment operating properties	13	20.0%	4,605	60.8%	97.4%	18,599	61.3%
Total/weighted average – unconsolidated properties	21	31.8%	7,580	100.0%	98.4%	$30,327	100.0%

(1)	Based on leases commenced as of December 31, 2017.

(2)	Annualized base rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2017, multiplied by 12.

(3)
Excludes total annualized base rent associated with tenants currently in free rent periods of $6.1 million, which excludes free rent related to developments, Redevelopments and Value-Add Acquisitions not stabilized during the three months ended December 31, 2017, based on the first month of cash base rent.

(4)	Includes properties presented in assets held for sale in our Consolidated Balance Sheets.

(5)	The Company exited the Charlotte and Memphis markets upon the disposition of its remaining properties in January 2018.

(6)	As of December 31, 2017, our ownership interest in the Miami and Southern California properties was 99.6% and 95.4%, respectively based on our equity ownership weighted by square feet.

(7)	Percentage owned is based on equity ownership weighted by square feet.

(8)
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

Indebtedness
As of December 31, 2017, 42 of our 408 consolidated properties, with a combined gross book value of approximately $0.5 billion, were encumbered by mortgage indebtedness totaling $159.1 million (excluding net premiums and net deferred loan costs). See “Notes to Consolidated Financial Statements, Note 6 – Outstanding Indebtedness” and the accompanying Schedule III beginning on page F-47 for additional information.

Lease Expirations
Our industrial properties are leased to customers for terms generally ranging from 3 to 10 years with a weighted average remaining term of approximately 4.1 years as of December 31, 2017. The following table presents a schedule of expiring leases for our consolidated properties by square feet and by annualized base rent as of December 31, 2017, assuming no exercise of lease renewal options, if any (dollar amounts and square feet in thousands):

Year	Square Feet Related to Expiring Leases	Percentage of Total Square Feet(1)	Annualized Base Rent of Expiring Leases(2)	Percentage of Total Annualized Base Rent
2018(3)	5,318	8.3%	$26,578	7.4%
2019	9,935	15.5%	47,166	13.1%
2020	8,737	13.6%	47,332	13.2%
2021	11,209	17.5%	64,837	18.1%
2022	9,084	14.2%	51,259	14.3%
2023	7,196	11.2%	38,820	10.8%
2024	3,761	5.9%	20,999	5.9%
2025	1,910	3.0%	11,755	3.3%
2026	3,556	5.5%	21,339	5.9%
2027	2,046	3.2%	15,145	4.2%
Thereafter	1,323	2.1%	13,610	3.8%
Total occupied	64,075	100.0%	$358,840	100.0%
Available or leased but not occupied	3,131
Total consolidated properties	67,206

(1)	Percentage is based on consolidated occupied square feet as of December 31, 2017.

(2)	Annualized base rent includes contractual rents in effect at the date of the lease expiration.

(3)	Includes leases with an initial term of less than one year.
Customer Diversification
As of December 31, 2017, there were no customers that occupied more than 3.4% of our consolidated properties based on annualized base rent. The following table presents our 10 largest customers, based on annualized base rent as of December 31, 2017, who occupy a combined 11.1 million square feet, or 16.6%, of our consolidated properties and 18.7% of annualized base rent.

Customer	Percentage of Annualized Base Rent	Percentage of Square Feet
Amazon.com, Inc.	3.4%	2.3%
Distributions Alternatives, Inc.	3.1%	3.3%
FedEx Corporation	2.9%	1.4%
Geodis	1.8%	2.0%
United Parcel Service, Inc.	1.7%	1.5%
Stanley Black & Decker, Inc.	1.5%	1.4%
Deutsche Post DHL Group	1.1%	1.1%
Schenker, Inc.	1.1%	0.8%
The J. M. Smucker Company	1.1%	1.6%
Kellogg Company	1.0%	1.2%
Total	18.7%	16.6%
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

Industry Diversification
The table below presents the diversification of our consolidated portfolio by the industry classification of our customers based upon their NAICS code as of December 31, 2017 (dollar amounts and square feet in thousands):

	Number of Leases	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent	Occupied Square Feet(2)	Percentage of Total Occupied Square Feet
Manufacturing	265	$106,444	33.3%	22,633	35.3%
Wholesale Trade	192	54,609	17.1%	12,300	19.2%
Transportation and Warehousing	114	59,233	18.5%	10,143	15.8%
Professional, Scientific, and Technical Services	82	42,566	13.3%	8,526	13.3%
Retail Trade	72	24,431	7.6%	4,944	7.7%
Media and Information	22	6,641	2.1%	887	1.4%
Administrative Support and Waste Management Services	27	5,204	1.6%	1,201	1.9%
Health Care and Social Assistance	10	4,284	1.3%	601	0.9%
Rental Companies	13	2,217	0.7%	390	0.6%
Other	74	14,220	4.5%	2,450	3.9%
Total	871	$319,849	100.0%	64,075	100.0%

(1)	Annualized base rent is calculated as monthly contractual base rent (cash basis) per the terms of the lease, as of December 31, 2017, multiplied by 12.

(2)	Based on leases commenced as of December 31, 2017.

ITEM 3.	LEGAL PROCEEDINGS
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
DCT
Common Stock Market Prices
Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “DCT”. The following table presents the high and low sales prices during periods presented:

Quarter Ended in 2017	High	Low
December 31,	$61.53	$57.02
September 30,	$60.02	$52.06
June 30,	$55.69	$47.85
March 31,	$48.83	$43.95

Quarter Ended in 2016	High	Low
December 31,	$48.45	$42.96
September 30,	$50.57	$46.18
June 30,	$48.05	$39.07
March 31,	$40.55	$32.88
On February 9, 2018, the closing price of our common stock was $54.38 per share, as reported on the NYSE and there were 93,852,805 shares of common stock outstanding, held by approximately 1,450 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
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
To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of our taxable net income to holders of our common stock out of legally available assets. Any future distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, maintenance of REIT qualification, applicable provisions of the Maryland General Corporate Law and such other factors as our board of directors deems relevant.
We anticipate that, for U.S. federal income tax purposes, distributions (including certain part cash, part stock distributions) generally will be taxable to our stockholders and unitholders as ordinary income, although some portion of our distributions may constitute ordinary income, capital gains or a return of capital. The tax characterization of dividends paid on our common stock and OP units for 2017, 2016, and 2015 is as follows (refer to our website for more information on the taxability of our dividends):

	2017	2016	2015
Ordinary income	98.8%	80.1%	84.3%
Return of capital	0.2%	4.5%	6.9%
Capital gains	1.0%	15.4%	8.8%

The following table presents the distributions that have been declared by our board of directors on our common stock during the fiscal years ended December 31, 2017, and 2016:

Amount Declared During Quarter Ended in 2017:	Per Share	Date Paid
December 31,	$0.36	January 4, 2018
September 30,	0.31	October 18, 2017
June 30,	0.31	July 12, 2017
March 31,	0.31	April 12, 2017
Total 2017	$1.29

Amount Declared During Quarter Ended in 2016:	Per Share	Date Paid
December 31,	$0.31	January 5, 2017
September 30,	0.29	October 19, 2016
June 30,	0.29	July 13, 2016
March 31,	0.29	April 13, 2016
Total 2016	$1.18

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

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
DCT Industrial Trust Inc.	$100.00	$114.21	$147.84	$160.13	$210.64	$264.82
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
MSCI US REIT Index	$100.00	$102.47	$133.60	$136.97	$148.75	$156.29
FTSE NAREIT Equity Industrial Index	$100.00	$102.47	$133.35	$137.61	$149.33	$157.14

Note: The graph covers the period from December 31, 2012, to December 31, 2017, and assumes that $100 was invested in DCT Industrial Trust Inc. common stock and in each index on December 31, 2012, and that all dividends were reinvested.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1, 2017 - October 31, 2017	0		—	N/A	N/A
November 1, 2017 - November 30, 2017	409	(1)	$59.21	N/A	N/A
December 1, 2017 - December 31, 2017	0		—	N/A	N/A
Total	409		$59.21	N/A	N/A

(1)	Represents the common stock surrendered by employees to DCT to satisfy such employees' tax withholding obligations in connection with the vesting of restricted stock.

Operating Partnership
OP Unit Market Prices and Dividends
There is no established public market for our OP Units. On February 9, 2018, there were 3,350,530 OP Units outstanding, held by approximately 190 holders of record.
The following table presents the distributions that have been declared by our board of directors on OP Units outstanding during the fiscal years ended December 31, 2017, and 2016:

Amount Declared During Quarter Ended in 2017:	Per Unit	Date Paid
December 31,	$0.36	January 4, 2018
September 30,	0.31	October 18, 2017
June 30,	0.31	July 12, 2017
March 31,	0.31	April 12, 2017
Total 2017	$1.29

Amount Declared During Quarter Ended in 2016:	Per Unit	Date Paid
December 31,	$0.31	January 5, 2017
September 30,	0.29	October 19, 2016
June 30,	0.29	July 13, 2016
March 31,	0.29	April 13, 2016
Total 2016	$1.18
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
During the three months and year ended December 31, 2017, approximately 0.1 million and 0.3 million OP Units were redeemed for approximately $0.1 million and $2.7 million in cash and approximately 0.1 million and 0.3 million shares of DCT common stock, respectively. The OP Unit redemptions exclude LTIP Unit redemptions, see ‘‘Notes to the Consolidated Financial Statements, Note 11 – Equity Based Compensation’’ for further details.
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

SUPPLEMENT TO FEDERAL INCOME TAX CONSIDERATIONS
This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.
Recent Legislation
The recently enacted “Tax Cuts and Jobs Act” (the “TCJA”), generally applicable for tax years beginning after December 31, 2017, made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders, and, in certain cases, that modify the tax rules discussed in the accompanying prospectus.
Among other changes, the TCJA made the following changes:

•
For tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced and (ii) non-corporate taxpayers are permitted to take a deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations.

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and the alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our TRSs and by us to the extent we were subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%.

•	Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our TRSs.

•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our TRSs.

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

•
New accounting rules generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

This summary does not purport to be a detailed discussion of the changes to U.S. federal income tax laws as a result of the enactment of the TCJA. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their stockholders. Investors are urged to consult their own tax advisors regarding the effect of the TCJA based on their particular circumstances.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial and other information of DCT and the Operating Partnership as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. The financial data in the table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data.”
 DCT

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Rental revenues	$423,026	$391,360	$353,091	$334,787	$286,218
Total revenues	$424,468	$392,776	$354,697	$336,526	$289,005
Rental expenses and real estate taxes	$103,000	$96,817	$92,214	$94,310	$80,025
Property NOI(1)	$320,026	$294,543	$260,877	$240,477	$206,193
Total operating expenses	$300,248	$284,678	$284,672	$277,688	$237,741
Income (loss) from continuing operations	$108,476	$98,036	$102,965	$46,531	$(9,251)
Income from discontinued operations	$—	$—	$—	$5,717	$26,723
Gain on dispositions of real estate interests	$47,126	$49,895	$77,871	$39,671	$—
Net income attributable to common stockholders	$103,494	$93,060	$94,048	$49,164	$15,870

Net Earnings per Common Share – Basic:
Income (loss) from continuing operations	$1.11	$1.03	$1.06	$0.52	$(0.13)
Income from discontinued operations	0.00	0.00	0.00	0.06	0.33
Net income attributable to common stockholders	$1.11	$1.03	$1.06	$0.58	$0.20

Net Earnings per Common Share – Diluted:
Income (loss) from continuing operations	$1.11	$1.03	$1.05	$0.52	$(0.13)
Income from discontinued operations	0.00	0.00	0.00	0.06	0.33
Net income attributable to common stockholders	$1.11	$1.03	$1.05	$0.58	$0.20

Weighted Average Common Shares Outstanding:(2)
Basic	92,574	89,867	88,182	83,280	74,692
Diluted	92,688	89,982	88,514	83,572	74,692

Amounts Attributable to Common Stockholders:
Income (loss) from continuing operations(3)	$103,494	$93,060	$94,048	$43,730	$(9,250)
Income from discontinued operations	—	—	—	5,434	25,120
Net income attributable to common stockholders	103,494	93,060	94,048	49,164	15,870
Distributed and undistributed earnings allocated to participating securities	(665)	(669)	(678)	(677)	(692)
Adjusted net income attributable to common stockholders	$102,829	$92,391	$93,370	$48,487	$15,178

Common Share Distributions:
Common share cash distributions, declared	$119,861	$106,656	$99,686	$94,227	$85,079
Common share cash distributions, declared per share	$1.29	$1.18	$1.13	$1.12	$1.12

Other Data:
Consolidated operating buildings square feet	65,114	64,667	62,215	61,976	61,896
Consolidated operating buildings	398	401	394	393	395
Consolidated buildings square feet	67,206	66,228	63,550	64,201	63,172
Consolidated buildings	408	408	402	406	400

(See footnote definitions on page 35)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Net investment in real estate	$3,816,842	$3,685,306	$3,480,236	$3,351,263	$3,141,877
Total assets	$4,010,672	$3,808,142	$3,632,355	$3,445,721	$3,258,967
Senior unsecured notes	$1,328,225	$1,351,969	$1,276,097	$1,117,253	$1,115,925
Mortgage notes	$160,129	$201,959	$210,375	$248,979	$290,446
Total liabilities	$1,961,209	$1,843,355	$1,763,198	$1,580,305	$1,591,775
Cash Flow Data:(4)
Net cash provided by operating activities	$244,674	$221,302	$199,251	$169,957	$149,921
Net cash used in investing activities	$(296,782)	$(312,902)	$(189,780)	$(268,468)	$(292,216)
Net cash provided by financing activities	$59,879	$59,796	$16,758	$77,038	$164,348
Funds From Operations:
Net income attributable to common stockholders	$103,494	$93,060	$94,048	$49,164	$15,870
Adjustments:
Real estate related depreciation and amortization	168,245	161,334	156,010	148,992	137,120
Equity in earnings of unconsolidated joint ventures, net	(6,394)	(4,118)	(7,273)	(6,462)	(2,405)
Equity in FFO of unconsolidated joint ventures(5)	12,304	10,267	9,902	10,804	10,152
Impairment losses on depreciable real estate	283	—	2,285	5,767	13,279
Gain on business combination	—	—	—	(1,000)	—
Gain on dispositions of real estate interests	(47,126)	(49,895)	(77,871)	(45,199)	(33,650)
Gain on dispositions of non-depreciable real estate	8	43	—	98	31
Noncontrolling interest in the above adjustments	(5,302)	(5,576)	(4,487)	(6,300)	(8,211)
FFO attributable to unitholders	8,453	8,930	8,274	8,106	8,437
FFO attributable to common stockholders and unitholders – basic and diluted(6)	233,965	214,045	180,888	163,970	140,623
Adjustments:
Acquisition costs	13	1,084	1,943	3,011	3,578
Severance costs	—	—	3,558	—	—
Hedge ineffectiveness (non-cash)(7)	—	(414)	—	—	—
Impairment loss on land	938	—	—	—	—
Tax Cuts and Jobs Act of 2017 impact	1,970	—	—	—	—
FFO, as adjusted, attributable to common stockholders and unitholders– basic and diluted	$236,886	$214,715	$186,389	$166,981	$144,201
FFO per common share and unit – basic	$2.42	$2.27	$1.95	$1.86	$1.76
FFO per common share and unit – diluted	$2.42	$2.27	$1.94	$1.85	$1.75

FFO, as adjusted, per common share and unit – basic	$2.45	$2.28	$2.00	$1.89	$1.80
FFO, as adjusted, per common share and unit – diluted	$2.45	$2.27	$2.00	$1.89	$1.80

FFO weighted average common shares and units outstanding:
Common shares	92,574	89,867	88,182	83,280	74,692
Participating securities	504	563	560	605	616
Units	3,470	3,912	4,227	4,331	4,770
FFO weighted average common shares, participating securities and units outstanding– basic	96,548	94,342	92,969	88,216	80,078
Dilutive common stock equivalents	114	115	332	292	223
FFO weighted average common shares and units outstanding – diluted	96,662	94,457	93,301	88,508	80,301

(See footnote definitions on page 35)

DCT Operating Partnership

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Rental revenues	$423,026	$391,360	$353,091	$334,787	$286,218
Total revenues	$424,468	$392,776	$354,697	$336,526	$289,005
Rental expenses and real estate taxes	$103,000	$96,817	$92,214	$94,310	$80,025
Property NOI(1)	$320,026	$294,543	$260,877	$240,477	$206,193
Total operating expenses	$300,248	$284,678	$284,672	$277,688	$237,741
Income (loss) from continuing operations	$108,476	$98,036	$102,965	$46,531	$(9,251)
Income from discontinued operations	$—	$—	$—	$5,717	$26,723
Gain on dispositions of real estate interests	$47,126	$49,895	$77,871	$39,671	$—
Net income attributable to OP Unitholders	$107,373	$97,112	$98,556	$51,722	$16,883

Net Earnings per OP Unit – Basic:
Income (loss) from continuing operations	$1.11	$1.03	$1.06	$0.52	$(0.13)
Income from discontinued operations	0.00	0.00	0.00	0.06	0.33
Net income attributable to OP Unitholders	$1.11	$1.03	$1.06	$0.58	$0.20

Net Earnings per OP Unit – Diluted:
Income (loss) from continuing operations	$1.11	$1.03	$1.06	$0.52	$(0.13)
Income from discontinued operations	0.00	0.00	0.00	0.06	0.33
Net income attributable to OP Unitholders	$1.11	$1.03	$1.06	$0.58	$0.20

Weighted Average OP Units Outstanding:(2)
Basic	96,044	93,779	92,409	87,611	79,462
Diluted	96,158	93,894	92,741	87,903	79,462

Amounts Attributable to OP Unitholders:
Income (loss) from continuing operations(3)	$107,373	$97,112	$98,556	$46,005	$(9,840)
Income from discontinued operations	—	—	—	5,717	26,723
Net income attributable to OP Unitholders	107,373	97,112	98,556	51,722	16,883
Distributed and undistributed earnings allocated to participating securities	(665)	(669)	(678)	(677)	(692)
Adjusted net income attributable to OP Unitholders	$106,708	$96,443	$97,878	$51,045	$16,191

OP Units Distributions:
OP Unit cash distributions, declared	$124,787	$111,692	$104,432	$98,954	$90,352
OP Unit cash distributions, declared per unit	$1.29	$1.18	$1.13	$1.12	$1.12

Other Data:
Consolidated operating buildings square feet	65,114	64,667	62,215	61,976	61,896
Consolidated operating buildings	398	401	394	393	395
Consolidated buildings square feet	67,206	66,228	63,550	64,201	63,172
Consolidated buildings	408	408	402	406	400

(See footnote definitions on page 35)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Net investment in real estate	$3,816,842	$3,685,306	$3,480,236	$3,351,263	$3,141,877
Total assets	$4,010,672	$3,808,142	$3,632,355	$3,445,721	$3,258,967
Senior unsecured notes	$1,328,225	$1,351,969	$1,276,097	$1,117,253	$1,115,925
Mortgage notes	$160,129	$201,959	$210,375	$248,979	$290,446
Total liabilities	$1,961,209	$1,843,355	$1,763,198	$1,580,305	$1,591,775
Cash Flow Data:(4)
Net cash provided by operating activities	$244,674	$221,302	$199,251	$169,957	$149,921
Net cash used in investing activities	$(296,782)	$(312,902)	$(189,780)	$(268,468)	$(292,216)
Net cash provided by financing activities	$59,879	$59,796	$16,758	$77,038	$164,348
Funds From Operations:
Net income attributable to OP Unitholders	$107,373	$97,112	$98,556	$51,722	$16,883
Adjustments:
Real estate related depreciation and amortization	168,245	161,334	156,010	148,992	137,120
Equity in earnings of unconsolidated joint ventures, net	(6,394)	(4,118)	(7,273)	(6,462)	(2,405)
Equity in FFO of unconsolidated joint ventures(5)	12,304	10,267	9,902	10,804	10,152
Impairment losses on depreciable real estate	283	—	2,285	5,767	13,279
Gain on business combination	—	—	—	(1,000)	—
Gain on dispositions of real estate interests	(47,126)	(49,895)	(77,871)	(45,199)	(33,650)
Gain on dispositions of non-depreciable real estate	8	43	—	98	31
Noncontrolling interest in the operating partnership's share of the above adjustments	(728)	(698)	(721)	(752)	(787)
FFO attributable to OP Unitholders – basic and diluted(6)	233,965	214,045	180,888	163,970	140,623
Adjustments:
Acquisition costs	13	1,084	1,943	3,011	3,578
Severance costs	—	—	3,558	—	—
Hedge ineffectiveness (non-cash)(7)	—	(414)	—	—	—
Impairment loss on land	938	—	—	—	—
Tax Cuts and Jobs Act of 2017 impact	1,970	—	—	—	—
FFO, as adjusted, attributable to OP Unitholders – basic and diluted	$236,886	$214,715	$186,389	$166,981	$144,201
FFO per OP unit – basic	$2.42	$2.27	$1.95	$1.86	$1.76
FFO per OP unit – diluted	$2.42	$2.27	$1.94	$1.85	$1.75

FFO, as adjusted, per OP Unit – basic	$2.45	$2.28	$2.00	$1.89	$1.80
FFO, as adjusted, per OP Unit – diluted	$2.45	$2.27	$2.00	$1.89	$1.80

FFO weighted average OP Units outstanding:
OP Units	96,044	93,779	92,409	87,611	79,462
Participating securities	504	563	560	605	616
FFO weighted average OP Units and participating securities – basic	96,548	94,342	92,969	88,216	80,078
Dilutive unit equivalents	114	115	332	292	223
FFO weighted average OP Units outstanding – diluted	96,662	94,457	93,301	88,508	80,301

(See footnote definitions on page 35)

The following table is a reconciliation of our property NOI, or NOI, to our reported “Income (loss) from continuing operations” (in thousands):

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Property NOI(1)	$320,026	$294,543	$260,877	$240,477	$206,193
Institutional capital management and other fees	1,442	1,416	1,606	1,739	2,787
Casualty and involuntary conversion gain	274	2,753	414	328	296
Gain on dispositions of real estate interests	47,126	49,895	77,871	39,671	—
Gain on business combination	—	—	—	1,000	—
Development profit, net of taxes	—	—	2,627	2,016	268
Impairment losses	(283)	—	(2,285)	(5,635)	—
Real estate related depreciation and amortization	(168,245)	(161,334)	(156,010)	(148,992)	(130,002)
General and administrative	(28,994)	(29,280)	(34,577)	(29,079)	(28,010)
Equity in earnings of unconsolidated joint ventures, net	6,394	4,118	7,273	6,462	2,405
Interest expense	(66,054)	(64,035)	(54,055)	(63,236)	(63,394)
Interest and other income (expense)	(5)	551	(40)	1,563	274
Impairment loss on land	(938)	—	—	—	—
Income tax benefit (expense) and other taxes	(2,267)	(591)	(736)	217	(68)
Income (loss) from continuing operations	$108,476	$98,036	$102,965	$46,531	$(9,251)

(1)
Property NOI is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), gain on disposition of real estate interests, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax benefit (expense) and other taxes, and net income attributable to noncontrolling interests. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

(2)
On November 17, 2014, we completed a one-for-four reverse stock split of our issued and outstanding common stock and a corresponding reverse split of the partnership interests of the Operating Partnership.  The number of authorized shares and the par value of the common stock were not changed.  All common stock/unit and per share/unit data for all periods presented have been restated to give effect to the reverse stock split.

(3)
Includes gain on dispositions of non-depreciable assets and gains on dispositions not meeting the definition of a discontinued operation, which changed in 2014 upon the Company's adoption of accounting standard update (“ASU”) 2014–12, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

(4)
Information for all periods presented prior to 2017 has been retroactively restated to reflect the Company's 2016 adoption of ASU 2016–18 related to the presentation of restricted cash and cash equivalents. See “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting policies” for further discussion.

(5)	Equity in FFO of unconsolidated joint ventures is determined as our share of FFO from each unconsolidated joint venture.

(6)
DCT Industrial believes that net income (loss) attributable to common stockholders, as defined by GAAP, is the most appropriate earnings measure.  However, DCT Industrial considers funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental, non-GAAP measure of DCT Industrial’s operating performance. NAREIT developed FFO as a relative measure of performance of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is generally defined as net income attributable to common stockholders, calculated in accordance with GAAP, plus real estate-related depreciation and amortization, less gains from dispositions of operating real estate held for investment purposes, plus impairment losses on depreciable real estate and impairments of in substance real estate investments in investees that are driven by measurable decreases in the fair value of the depreciable real estate held by the unconsolidated joint ventures and adjustments to derive DCT Industrial’s proportionate share of FFO of unconsolidated joint ventures.  We exclude gains and losses on business combinations and include the gains or losses from dispositions of properties which were acquired or developed with the intention to sell or contribute to an investment fund in our definition of FFO.  Although the NAREIT definition of FFO predates the guidance for accounting for gains and losses on business combinations, we believe that excluding such gains and losses is consistent with the key objective of FFO as a performance measure. We also present FFO, as adjusted, which excludes hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs, impairment losses on properties which are not depreciable and expense related to the Tax Cuts and Jobs Act of 2017 impact. We believe that FFO excluding hedge ineffectiveness, certain severance costs, acquisition costs, debt modification costs, impairment losses on non-depreciable real estate and expense related to the Tax Cuts and Jobs Act of 2017 impact is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results. Readers should note that FFO captures neither the changes in the value of DCT Industrial’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of DCT Industrial’s properties, all of which have real economic effect and could materially impact DCT Industrial’s results from operations. NAREIT’s definition of FFO is subject to interpretation, and modifications to the NAREIT definition of FFO are common. Accordingly, DCT Industrial’s FFO may not be comparable to other REITs’ FFO and FFO should be considered only as a supplement to net income (loss) as a measure of DCT Industrial’s performance.

(7)	Effective as of January 1, 2017, the Company no longer separately records hedge ineffectiveness in earnings per the adoption of the Derivatives and Hedging ASU 2017-12.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2017, DCT owned approximately 96.6% of the outstanding equity interests in the Operating Partnership.
Our primary business objectives are to maximize long-term growth in Funds From Operations, or FFO, as defined on page 35, net asset value of our portfolio and total shareholder returns. In our pursuit of these long-term objectives, we seek to:

•	maximize cash flows from existing properties;

•	deploy capital into development and redevelopment opportunities which meet our asset, location and financial criteria; and

•	recycle capital by selling assets that no longer fit our investment criteria and reinvesting the proceeds into higher growth opportunities.
Outlook
We seek to maximize long-term earnings growth per share and shareholder value primarily through increasing cash flow at existing properties and developing and acquiring high-quality properties with attractive operating income and value growth prospects. Fundamentals for industrial real estate remain strong, supported by the general improvement in the economy as well as trends that particularly favor industrial assets, including the growth of e-commerce and U.S. based manufacturing. We expect moderate economic growth to continue in 2018, which we expect to result in continued positive demand for warehouse space as companies expand and upgrade their distribution and production platforms.
In response to positive net absorption and lower market vacancy levels, rental rates are increasing in all of our markets. Rental concessions, such as free rent, remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2018 to be higher than the rates on expiring leases.
New development, including speculative development, is present in most markets in response to strong tenant demand for high-quality space. However, construction remains rational in relation to net absorption in most markets and generally below historical peak levels. We expect that the operating environment will continue to be favorable for lessors given our favorable outlook for market occupancy levels and rental rate growth.
We expect annual same-store portfolio net operating income to be higher in 2018 than it was in 2017, primarily as a result of the impact of increasing rental rates on leases signed in 2017 and 2018 compared to expiring leases.
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
Summary of Significant Transactions and Activities for the Year Ended December 31, 2017

•	Acquisitions

•
During the year ended December 31, 2017, we acquired five buildings comprising 1.3 million square feet located in our Chicago, Denver, Northern California, Orlando and Southern California markets for a total purchase price of approximately $129.0 million. Weighted average occupancy upon the acquisition of the properties was 31.5%.

•
Additionally, during the year ended December 31, 2017, we acquired land totaling approximately 344.3 acres for development in our Atlanta, Dallas, Houston, New Jersey, Northern California, Orlando, Pennsylvania and Seattle markets for approximately $57.0 million.

•	Development Activities

•
During the year ended December 31, 2017, we stabilized six development buildings, three redevelopment buildings and three value-add acquisitions totaling 2.9 million square feet in our Atlanta, Chicago, Cincinnati, Dallas, Orlando, Seattle and Southern California markets.

•
In 2017 we commenced construction on 19 development and redevelopment buildings. As of December 31, 2017, we had completed shell-construction on six buildings in our Chicago, Dallas, Denver and Miami markets totaling 1.0 million square feet with cumulative costs to date of approximately $75.3 million and a total projected investment of approximately $83.4 million. These properties were 39.0% leased based on weighted average square feet as of December 31, 2017.

•
Also, as of December 31, 2017, we had 19 projects under construction totaling 4.9 million square feet with cumulative costs to date of approximately $205.2 million and a total projected investment of approximately $404.3 million. These projects were 13.4% pre-leased as of December 31, 2017.

The table below presents a summary of development activities as of December 31, 2017 (square feet and dollar amounts in thousands):

Project	Market	Acres	Number of Buildings	Square Feet	Percentage Owned(1)	Cumulative Costs at 12/31/2017	Projected Investment	Completion Date(2)	Percentage Leased(3)
Consolidated Development Activities:

Development Projects in Lease-Up
DCT Stockyards Industrial Center	Chicago	10	1	167	100%	$13,924	$16,437	Q4-2017	0%
DCT Greenwood	Chicago	8	1	140	100%	9,769	11,612	Q4-2017	0%
DCT DFW Trade Center	Dallas	10	1	113	100%	8,288	9,790	Q3-2017	48%
DCT Miller Road	Dallas	17	1	270	100%	15,566	15,743	Q3-2017	73%
DCT Summit Distribution Center	Denver	12	1	168	100%	11,783	13,844	Q4-2017	0%
DCT Commerce Center Building C	Miami	8	1	136	100%	15,956	16,010	Q2-2017	100%
	Sub Total	65	6	994	100%	$75,286	$83,436		39%

Development Projects Under Construction
DCT RiverWest Distribution Center Phase II	Atlanta	60	1	926	100%	$4,868	$46,878	Q4-2018	0%
DCT Terrapin Commerce Center Building I	Baltimore/Washington D.C.	13	1	126	100%	8,889	14,718	Q2-2018	0%
DCT Terrapin Commerce Center Building II	Baltimore/Washington D.C.	10	1	94	100%	6,058	10,870	Q2-2018	0%
2560 White Oak Expansion	Chicago	4	0	54	100%	1,369	5,014	Q3-2018	100%
DCT Freeport West Building II	Dallas	7	1	111	100%	2,098	10,496	Q3-2018	0%
DCT Freeport West Building III	Dallas	6	1	83	100%	1,506	7,962	Q3-2018	0%
DCT Rail Center 225, B	Houston	13	1	222	100%	6,494	15,612	Q2-2018	100%
DCT PetroPort Industrial Park Building I	Houston	12	1	89	100%	3,208	6,030	Q2-2018	100%
DCT PetroPort Industrial Park Building II	Houston	23	1	163	100%	6,427	10,129	Q2-2018	100%
DCT Commerce Center Building D	Miami	8	1	137	100%	12,528	15,913	Q1-2018	0%
DCT Commerce Center Building E	Miami	10	1	162	100%	18,586	19,894	Q1-2018	83%
Seneca Commerce Center Building I	Miami	13	1	222	90%	11,667	22,089	Q2-2018	0%
Seneca Commerce Center Building IV	Miami	4	1	62	90%	3,777	8,271	Q3-2018	0%
DCT Midline Commerce Center	New Jersey	34	1	440	100%	18,171	35,961	Q3-2018	0%
DCT Arbor Avenue	Northern California	40	1	796	100%	43,406	53,321	Q1-2018	0%
DCT Williams Corporate Center	Northern California	4	1	75	100%	8,828	14,211	Q1-2018	0%
DCT Rockline Commerce Center Building I	Pennsylvania	8	1	112	100%	6,364	9,263	Q2-2018	0%
DCT Rockline Commerce Center Building II	Pennsylvania	17	1	224	100%	8,180	18,077	Q2-2018	0%
Blair Logistics Center Building A	Seattle	27	1	543	100%	23,983	49,786	Q3-2018	0%
Hudson Distribution Center	Seattle	15	1	288	100%	8,799	29,824	Q3-2018	0%
	Sub Total	328	19	4,929	99%	$205,206	$404,319		13%

	Total	393	25	5,923	100%	$280,492	$487,755		18%

(1)	Percentage owned is based on equity ownership weighted by square feet.

(2)	The completion date represents the date of building shell-construction completion or estimated date of shell-completion.

(3)	Percentage leased is computed as of the date the financial statements were available to be issued.

•	Dispositions

•
During the year ended December 31, 2017, we sold 12 consolidated operating properties, totaling 1.5 million square feet, located in our Baltimore/Washington D.C., Cincinnati, Dallas, Louisville, Miami, Northern California, Orlando and Phoenix markets to third-parties for gross proceeds of approximately $115.3 million. We recognized gains of approximately $47.1 million on the disposition of 11 properties.

•	Debt Activity

•	During March 2017, we repaid the remaining $25.0 million outstanding on our $100.0 million term loan maturing April 2017 at par using proceeds from our senior unsecured revolving credit facility.

•
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

•
During June 2017, we paid-off our $51.0 million senior unsecured note maturing June 2017 at par using proceeds from our senior unsecured revolving credit facility and proceeds from the issuance of common stock under our continuous equity offering program.

•	During the year ended December 31, 2017, we paid-off four mortgage notes totaling $34.5 million maturing in 2017 at par using proceeds from our senior unsecured revolving credit facility.

•
During December 2017, we amended our existing $200.0 million variable rate senior unsecured term loan, lowering our LIBOR plus a margin 50 bps at the midpoint to between .90% to 1.75% per annum effective January 1, 2018, and based on our public debt credit rating, resulted in a fixed rate of 2.81% beginning on that date.

•
As of December 31, 2017, we had $234.0 million outstanding and $164.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million

•Activity from Investments in and Advances to Unconsolidated Joint Venture

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

•
During July 2017, the SCLA joint venture entered into a $13.5 million secured variable rate term note which bears interest at a variable rate equal to LIBOR plus a margin of 2.50% per annum with a maturity date of July 2024. The proceeds were used to return contributions to the joint venture partners. During August 2017, the SCLA joint venture entered into a pay-fixed, receive-floating interest rate swap which effectively fixed the interest rate on the related debt instrument at 4.55% with a maturity date of July 2024.

•	In October 2017, the SCLA joint venture entered into an agreement to extend the maturity date of its $61.0 million secured construction loan from October 2017 to October 2019.
•Equity Activity

•
On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013, whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the year ended December 31, 2017, we issued approximately 1.8 million shares of common stock through the continuous equity offering program, at a weighted average price of $54.48 per share for proceeds of approximately $95.5 million, net of offering expenses. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments. As of December 31, 2017, approximately 0.7 million shares of common stock remain available to be issued under the current offering.

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

The Company’s significant accounting policies are described in “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies.” These policies were followed in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2017 and are consistent with the year ended December 31, 2016.
The Company has identified the following significant accounting policies as critical accounting policies. These accounting policies have the most significant impact on our financial condition and results of operations and require management’s most difficult, subjective and/or complex estimates.
Capitalization of Costs
See the Company’s accounting policy for Capitalization of Costs with respect to capitalization of project costs versus the expensing of repair and maintenance costs as described in “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies.” As described in our policy, we capitalize costs such as personnel, office and other expenses based on an estimate of the time spent on projects that are directly related to capital projects and acquisition of leases. In February 2016, the Financial Accounting Standards Boards (“FASB”) issued an accounting standard update (“ASU”) that modifies existing accounting standards for lease accounting whereby lessors may only capitalize incremental direct costs and as a result, upon adoption the Company will no longer capitalize initial direct costs. The ASU is effective for the Company on January 1, 2019. Capitalized costs are recorded on the Consolidated Balance Sheets in construction in progress for each specific property.
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
Impairment of Properties
The Company periodically evaluates its long-lived assets, including investments in properties, for indicators of impairment.  The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as the Company’s ability to hold and its intent with regard to each property. The judgments regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions.
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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services along with other guidance and clarifications. The guidance is effective for fiscal years beginning after December 15, 2017. See “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, New Accounting Standards” for further details.

In addition, in February 2016, the FASB issued an ASU 2016-02 that modifies existing accounting standards for lease accounting which may impact how revenue is recognized for lessors. Leases in which we are the lessors will be accounted as sales-type leases, direct financing leases or operating leases. The Company plans to adopt the new lease standard effective January 1, 2019 and we expect our operating leases with tenants will continue to qualify as operating leases. Revenue related to lease components will be recognized on a straight-line basis and revenue from non-lease components will be recognized in accordance with the principles of the Revenue from Contracts with Customers standard. See “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, New Accounting Standards” for further details.

Results of Operations
Summary of the year ended December 31, 2017 compared to the year ended December 31, 2016
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. Our actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As of December 31, 2017, the Company owned interests in or had under development approximately 74.8 million square feet of properties leased to approximately 850 customers, including 7.6 million square feet managed on behalf of two unconsolidated joint ventures. As of December 31, 2017, we consolidated 398 operating properties, six development properties, one redevelopment property and three value-add acquisitions totaling 67.2 million square feet. As of December 31, 2016, we consolidated 397 operating properties, four development properties, three redevelopment properties and four value-add acquisitions,

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
Our annual same-store portfolio includes all consolidated stabilized acquisitions acquired before January 1, 2016 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to January 1, 2016. Once a property is included in our annual same-store portfolio, it remains until it is subsequently disposed of or placed into redevelopment. For the year ended December 31, 2017, we had 359 properties classified in our annual same-store portfolio comprising 55.9 million feet and 49 classified as non-same-store, which includes 39 operating properties, six development properties, one redevelopment property and three value-add acquisitions that were not stabilized.
The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income (“NOI”), other revenue and other income, and other expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016	$ Change	Percent Change
Rental Revenues
Annual same-store portfolio	$355,392	$344,180	$11,212	3.3%
Non-same-store operating properties	65,861	47,025	18,836	40.1%
Developments, redevelopments and value-add acquisitions	1,773	155	1,618	1,043.9%
Total rental revenues	423,026	391,360	31,666	8.1%
Rental Expenses and Real Estate Taxes
Annual same-store portfolio	88,056	87,171	885	1.0%
Non-same-store operating properties	14,347	9,522	4,825	50.7%
Developments, redevelopments and value-add acquisitions	597	124	473	381.5%
Total rental expenses and real estate taxes	103,000	96,817	6,183	6.4%
Property NOI(1)
Annual same-store portfolio	267,336	257,009	10,327	4.0%
Non-same-store operating properties	51,514	37,503	14,011	37.4%
Developments, redevelopments and value-add acquisitions	1,176	31	1,145	3,693.5%
Total property NOI	320,026	294,543	25,483	8.7%
Other Revenue and Other Income
Institutional capital management and other fees	1,442	1,416	26	1.8%
Casualty gain	274	2,753	(2,479)	-90.0%
Equity in earnings of unconsolidated joint ventures, net	6,394	4,118	2,276	55.3%
Gain on dispositions of real estate interests	47,126	49,895	(2,769)	-5.5%
Interest and other income (expense)	(5)	551	(556)	-100.9%
Total other revenue and other income	55,231	58,733	(3,502)	-6.0%
Other Expenses
Real estate related depreciation and amortization	168,245	161,334	6,911	4.3%
Interest expense	66,054	64,035	2,019	3.2%
General and administrative	28,994	29,280	(286)	-1.0%
Impairment loss	283	—	283	0.0%
Impairment loss on land	938	—	938	0.0%
Income tax expense and other taxes	2,267	591	1,676	283.6%
Total other expenses	266,781	255,240	11,541	4.5%
Net income attributable to noncontrolling interests of the Operating Partnership	(1,103)	(924)	(179)	-19.4%
Net income attributable to OP Unitholders	107,373	97,112	10,261	10.6%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(3,879)	(4,052)	173	4.3%
Net income attributable to common stockholders	$103,494	$93,060	$10,434	11.2%

(1)
For a discussion as to why we view property NOI to be an appropriate supplemental performance measure and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders,” see page 35.

Rental Revenues and Leasing Activity
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental revenues and early lease termination fees, increased $31.7 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following changes:

•
$18.8 million increase in total revenues in our non-same-store portfolio, of which $26.2 million is attributed to eight operating property acquisitions, three value-add acquisitions and 28 development, redevelopment properties and value-add acquisitions placed into our operating portfolio since January 1, 2016, offset in part by a $7.4 million decrease attributed to 27 consolidated property dispositions since January 1, 2016.

•	$11.2 million increase in total revenues in our annual same-store portfolio primarily due to the following:

•	$17.7 million increase in base rent primarily resulting from increased rental rates and a 40 basis point increase in average occupancy period over period;

•	$3.3 million increase in operating expense recoveries related to higher average occupancy and increases in property tax expense; and

•	$1.0 million increase in early lease termination fees in 2017; which was partially offset by

•	$9.7 million decrease in straight-line rental revenue;

•	$0.6 million decrease in miscellaneous income primarily due to higher move-out repairs in 2016 compared to the same period in 2017; and

•	$0.5 million decrease in below market rent adjustments.

•
$1.6 million increase in developments, redevelopments, and value-add acquisitions total revenues primarily attributed to two development properties and two value-add acquisitions that were not stabilized at 61.0% occupancy as of December 31, 2017.

The following table presents the components of our consolidated rental revenues (in thousands):

	For the Year Ended December 31,
	2017	2016	$ Change	Percent Change
Base rent	$307,624	$270,223	$37,401	13.8%
Straight-line rent	5,108	20,671	(15,563)	(75.3)%
Amortization of above and below market rent intangibles	2,861	2,881	(20)	(0.7)%
Tenant recovery income	102,731	92,036	10,695	11.6%
Other	3,219	4,640	(1,421)	(30.6)%
Revenues related to early lease terminations	1,483	909	574	63.1%
Total rental revenues	$423,026	$391,360	$31,666	8.1%
The following table provides a summary of our leasing activity for the year ended December 31, 2017:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
		(in thousands)			(in months)
New	79	3,256	N/A	27.1%	63	$5.35
Renewal	105	6,963	N/A	29.1%	55	1.56
Developments, redevelopments and value-add acquisitions	22	2,405	N/A	N/A	71	N/A
Total/Weighted Average	206	12,624	$5.21	28.5%	60	$2.76
Weighted Average Retention(6)	76.3%

(1)	Reflects leases executed during the periods presented. Excludes leases with a term shorter than one year.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated on a straight-line basis.

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

During the year ended December 31, 2017, we signed a total of 206 leases comprising 12.6 million square feet of which 83 leases totaling 5.9 million square feet included concessions of $6.5 million primarily related to free rent periods.
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $6.2 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following:

•
$4.8 million increase in rental expenses and real estate taxes related to our non-same-store portfolio primarily due to a $4.9 million increase in property taxes in our Atlanta, Chicago, Northern California, Seattle and Southern California markets and a $1.9 million increase in common area maintenance, insurance and property management fees attributed to property acquisitions and completion of developments and redevelopments, offset in part by a $2.0 million decrease primarily related to dispositions in our Chicago, Dallas, Indianapolis and Phoenix markets;

•
$0.5 million increase in rental expenses and real estate taxes primarily due to increased property taxes in our Denver market from our development and redevelopment properties and value-add acquisitions that were not stabilized as of December 31, 2017; and

•
$0.9 million increase in rental expenses and real estate taxes period over period in our annual same-store portfolio primarily due to property taxes in our Atlanta, Dallas, Houston and Southern California markets, offset in part by a decrease in snow removal costs.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Year Ended December 31,
	2017	2016	$ Change	Percent Change
Real estate taxes	$65,135	$60,020	$5,115	8.5%
Insurance	4,557	4,533	24	0.5%
Common area maintenance	15,578	15,638	(60)	(0.4)%
Utilities	4,919	4,784	135	2.8%
Property management fees	11,099	10,049	1,050	10.4%
Other	1,712	1,793	(81)	(4.5)%
Total rental expenses and real estate taxes	$103,000	$96,817	$6,183	6.4%
Other Revenue and Other Income
Total other revenue and other income decreased $3.5 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following:

•
$2.8 million decrease in gain on dispositions of real estate interests primarily related to gains of $49.9 million recognized from the disposition of 15 properties in our Chicago, Dallas, Houston, Indianapolis, Louisville and Northern California markets during 2016 compared to gains of $47.1 million recognized from the disposition of 11 properties in the Baltimore/Washington D.C., Cincinnati, Louisville, Miami, Northern California, Orlando and Phoenix markets during 2017;

•
$2.5 million decrease in casualty gain primarily related to insurance settlements from casualty events in our Dallas and Northern California markets during 2016 compared to gains related to an insurance settlement from a casualty event that occurred in 2016 at a property in our Southern California market during 2017; and

•
$0.6 million decrease in interest and other income (expense) primarily related to proceeds received in 2016 from a legal settlement related to damages at several properties located in our Houston market; which was partially offset by

•
$2.3 million increase in equity in earnings of unconsolidated joint ventures, net, primarily related to a $1.2 million gain recognized on the sale of three properties in the TRT-DCT Venture III joint venture, increased earnings from our unconsolidated investments in the SCLA and DCT/SPF Industrial Operating LLC joint ventures during 2017 compared to 2016 and the completion of development activities and stabilization of two buildings in the SCLA joint venture since January 1, 2016.

Other Expenses
Other expenses increased $11.5 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the following:

•	$6.9 million increase in depreciation and amortization expense resulting from the following:

•	$12.3 million increase related to real estate acquisitions, development and redevelopment properties and value-add acquisitions, and capital additions; partially offset by

•	$3.4 million decrease related to real estate dispositions; and

•	$2.0 million decrease related to tenant improvements and intangible lease assets that were fully amortized during 2016.

•	$2.0 million increase in interest expense due to the following:

•
$5.5 million increase due to increased average outstanding indebtedness of approximately $99.2 million and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; which was partially offset by

•
$3.1 million decrease due to a $3.1 million increase in capitalized interest primarily related to increased development activities and a higher weighted average effective interest rate during 2017 compared to the same period in 2016; and

•
$0.4 million decrease due to $0.4 million of hedge ineffectiveness recognized during 2016 related to our $200.0 million 2015 term note hedge compared to no hedge ineffectiveness recognized during 2017 upon the adoption of the Derivatives and Hedging ASU in September 2017, see “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information.

•
$1.7 million increase in income tax expense and other taxes primarily as a result of the impact on deferred tax expense from the Tax Cuts and Jobs Act of 2017 corporate tax rate reduction and an increase in the allowance for deferred tax assets;

•	$0.9 million increase in impairment loss on land recognized on one parcel of land during 2017; and

•	$0.3 million increase in impairment loss due to $0.3 million recognized on one property sold during 2017; partially offset by

•	$0.3 million decrease in general and administrative expenses primarily related to personnel and office costs.
Summary of the year ended December 31, 2016 compared to the year ended December 31, 2015
As of December 31, 2016, we consolidated 397 operating properties, four development properties, three redevelopment properties and four value-add acquisitions. As of December 31, 2015, we consolidated 388 operating properties, three development properties, five redevelopment properties, two value-add acquisitions and four consolidated operating properties classified as held for sale.
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Our annual same-store portfolio includes all consolidated stabilized acquisitions acquired before January 1, 2015 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to January 1, 2015. Once a property is included in our annual same-store portfolio, it remains until it is subsequently disposed of or placed into redevelopment. For the year ended December 31, 2016, we had 344 properties classified in our same-store portfolio comprising 52.5 million square feet and 64 classified as non-same-store which includes 53 operating properties, four development properties, three redevelopment properties and four value-add acquisitions that were not stabilized.

The following table presents the changes in rental revenues, rental expenses and real estate taxes, property NOI, other revenue and other income and other expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 (in thousands):

	For the Year Ended December 31,
	2016(1)	2015(1)	$ Change	Percent Change
Rental Revenues
Annual same-store portfolio	$319,026	$304,694	$14,332	4.7%
Non-same-store operating properties	71,767	46,100	25,667	55.7%
Developments, redevelopments and value-add acquisitions	567	2,297	(1,730)	-75.3%
Total rental revenues	391,360	353,091	38,269	10.8%
Rental Expenses and Real Estate Taxes
Annual same-store portfolio	81,034	78,367	2,667	3.4%
Non-same-store operating properties	15,512	12,981	2,531	19.5%
Developments, redevelopments and value-add acquisitions	271	866	(595)	-68.7%
Total rental expenses and real estate taxes	96,817	92,214	4,603	5.0%
Property NOI(2)
Annual same-store portfolio	237,992	226,327	11,665	5.2%
Non-same-store operating properties	56,255	33,119	23,136	69.9%
Developments, redevelopments and value-add acquisitions	296	1,431	(1,135)	-79.3%
Total property NOI	294,543	260,877	33,666	12.9%
Other Revenue and Other Income
Institutional capital management and other fees	1,416	1,606	(190)	-11.8%
Casualty gain	2,753	414	2,339	565.0%
Development profit, net of taxes	—	2,627	(2,627)	-100.0%
Equity in earnings of unconsolidated joint ventures, net	4,118	7,273	(3,155)	-43.4%
Gain on dispositions of real estate interests	49,895	77,871	(27,976)	-35.9%
Interest and other income (expense)	551	(40)	591	1,477.5%
Total other revenue and other income	58,733	89,751	(31,018)	-34.6%
Other Expenses
Real estate related depreciation and amortization	161,334	156,010	5,324	3.4%
Interest expense	64,035	54,055	9,980	18.5%
General and administrative	29,280	34,577	(5,297)	-15.3%
Impairment losses	—	2,285	(2,285)	-100.0%
Income tax expense and other taxes	591	736	(145)	-19.7%
Total other expenses	255,240	247,663	7,577	3.1%
Net income attributable to noncontrolling interests of the Operating Partnership	(924)	(4,409)	3,485	79.0%
Net income attributable to OP Unitholders	97,112	98,556	(1,444)	-1.5%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(4,052)	(4,508)	456	10.1%
Net income attributable to common stockholders	$93,060	$94,048	$(988)	-1.1%

(1)
Amounts do not reflect the changes to operating portfolio definition made as of Q1 2017, namely the addition of Value-Add Acquisitions are only considered in the operating portfolio upon stabilization.

(2)
For a discussion as to why we view property NOI to be an appropriate supplemental performance measure and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders,” see page 35.

Rental Revenues and Leasing Activity
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental revenues and early lease termination fees, increased $38.3 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the following changes:

•
$25.7 million increase in total revenues in our non-same-store portfolio, of which $46.2 million is attributed to 22 operating property acquisitions and 35 development and redevelopment properties placed into operation since January 1, 2015, offset in part by a $20.5 million decrease attributed to 45 consolidated property dispositions since January 1, 2015.

•	$14.3 million increase in total revenues in our annual same-store portfolio primarily due to the following:

•	$10.1 million increase in base rent primarily resulting from increased rental rates and a 180 basis point increase in average occupancy period over period;

•	$5.1 million increase in operating expense recoveries related to higher average occupancy and increases in property tax expense;

•	$0.6 million increase in straight-line rental revenue; and

•	$0.3 million increase in miscellaneous income from tenants primarily due to move-out repairs; which was partially offset by

•	$1.6 million decrease in early lease termination fees attributable to six tenants in 2015; and

•	$0.2 million decrease in below market rent adjustments.

•	$1.7 million decrease in total revenues primarily attributed to development and redevelopment properties and value-add acquisitions that were in our operating portfolio prior to January 1, 2016.
The following table presents the components of our consolidated rental revenues (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change	Percent Change
Base rent	$270,223	$255,631	$14,592	5.7%
Straight-line rent	20,671	7,072	13,599	192.3%
Amortization of above and below market rent intangibles	2,881	2,983	(102)	(3.4)%
Tenant recovery income	92,036	82,311	9,725	11.8%
Other	4,640	2,592	2,048	79.0%
Revenues related to early lease terminations	909	2,502	(1,593)	(63.7)%
Total rental revenues	$391,360	$353,091	$38,269	10.8%
The following table provides a summary of our leasing activity for the year ended December 31, 2016:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
		(in thousands)			(in months)
New	87	4,736	N/A	14.6%	67	$5.12
Renewal	131	7,800	N/A	20.4%	52	1.56
Developments, redevelopments and value-add acquisitions	21	1,753	N/A	N/A	77	N/A
Total/Weighted Average	239	14,289	$5.10	18.4%	60	$2.90
Weighted Average Retention(6)	76.4%

(1)	Reflects leases executed during the periods presented. Excludes leases with a term shorter than one year.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated on a straight-line basis.

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

Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $4.6 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the following:

•
$2.7 million increase in rental expenses and real estate taxes period over period in our annual same-store portfolio primarily due to an increase in property taxes in our Baltimore/Washington D.C., Chicago, Houston, New Jersey, Northern California and Seattle markets; and

•
$8.1 million increase in rental expenses and real estate taxes related to our non-same-store properties primarily due to an increase in property taxes in our Atlanta, Dallas, Houston, Seattle and Southern California markets; offset in part by

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

•
$5.3 million increase in depreciation and amortization expense resulting from a $18.1 million increase related to real estate acquisitions, developments placed in service and capital additions; partially offset by $8.7 million related to real estate dispositions and $4.1 million related to same-store portfolio tenant improvements that were fully amortized during 2015; which was partially offset by

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
Segment Summary for the years ended December 31, 2017, 2016, and 2015
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 14 – Segment Information”). Management considers rental revenues and property NOI aggregated by segment to be the appropriate way to analyze performance.
The following table presents the changes in our consolidated properties by segment (dollar amounts and square feet in thousands):

	As of December 31,				For the Year Ended December 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property NOI(3)
EAST:
2017	116	21,893	97.6%	$1,125,085	$127,257	$98,893
2016	117	22,022	95.0%	$1,076,647	$120,437	$93,811
2015	112	20,042	96.7%	$1,034,511	$106,350	$80,231

CENTRAL:
2017	151	24,336	91.9%	$1,187,663	$137,654	$98,546
2016	148	23,084	95.2%	$1,098,489	$128,964	$90,665
2015	154	24,436	89.7%	$1,090,639	$130,791	$92,099

WEST:
2017	141	20,977	97.0%	$1,582,436	$158,115	$122,587
2016	143	21,122	96.6%	$1,502,245	$141,959	$110,067
2015	136	19,072	92.6%	$1,364,117	$115,950	$88,547

(1)	Segment assets include all assets comprising operating properties included in a segment, less non-segment cash and cash equivalents and other non-segment assets.

(2)	Segment rental revenues include revenue from operating portfolio, development and redevelopment properties and value-add acquisitions.

(3)
For the definition of property NOI, or property NOI, as defined on page 35, and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 14 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Segments:
East assets	$1,125,085	$1,076,647	$1,034,511
Central assets	1,187,663	1,098,489	1,090,639
West assets	1,582,436	1,502,245	1,364,117
Total segment net assets	3,895,184	3,677,381	3,489,267
Non-segment assets:
Non-segment cash and cash equivalents	10,522	10,286	18,412
Other non-segment assets(1)	104,966	120,475	124,676
Total assets	$4,010,672	$3,808,142	$3,632,355

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables, restricted cash and other assets.
East Segment

•
East Segment assets increased by approximately $48.4 million in 2017 due to the acquisition of five land parcels, one property placed into redevelopment and three development properties placed into operation; partially offset by the disposition of three properties since December 31, 2016.

•
East Segment assets increased by approximately $42.1 million in 2016 primarily due to four development properties placed into operation, including one building that was shell-construction complete upon acquisition, and the acquisition of two land parcels since December 31, 2015.

•	East Segment property NOI increased approximately $5.1 million for the year ended December 31, 2017 compared to the same period in 2016, primarily as a result of:

•
$6.8 million increase in NOI, of which a $3.7 million increase is attributed to higher recoveries and rental rates in our annual same-store portfolio and a $3.7 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments, offset in part by a $0.6 million decrease in rental revenues attributed to property dispositions.

•	$1.7 million decrease in NOI due to increases in operating expenses primarily related to increased property taxes during 2017 compared to 2016.

•	East Segment property NOI increased approximately $13.6 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of:

•
$14.1 million increase in NOI, of which a $14.0 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $5.6 million increase is attributed to higher rental rates and operating expense recoveries due to increased occupancy in our annual same-store portfolio, offset in part by a $5.5 million decrease in rental revenues due to property dispositions.

•
$0.5 million decrease in NOI due to increases in operating expenses primarily related to increases in common area maintenance and property management fees, partially offset by a decrease in real estate taxes received during 2016 compared to 2015.

Central Segment

•
Central Segment assets increased by approximately $89.2 million in 2017 due to the acquisition of three land parcels and one value-add acquisition, and four development properties placed into operation; partially offset by the disposition of three properties since December 31, 2016.

•
Central Segment assets increased by approximately $7.9 million in 2016 due to the acquisition of four properties and three land parcels, and nine development and redevelopment properties placed into operation; partially offset by the disposition of 14 properties since December 31, 2015.

•	Central Segment property NOI increased approximately $7.9 million for the year ended December 31, 2017 compared to the same period in 2016, primarily as a result of:

•
$8.7 million increase in NOI, of which a $10.7 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $2.5 million increase attributed to higher rental rates and occupancy in our annual same-store portfolio, offset in part by $4.5 million decrease in rental revenues is attributed to property dispositions; which was partially offset by

•
$0.9 million decrease in NOI, of which a $1.5 million increase in property taxes is primarily attributed to a $2.8 million increase in property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions, offset in part by a $1.3 million decrease in property taxes attributed to property dispositions, and by a $0.6 million decrease in operating expenses attributed to our annual same-store portfolio.

•	Central Segment property NOI decreased approximately $1.4 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of:

•
$1.8 million decrease in NOI, of which a $14.8 million decrease in rental revenues is attributed to property dispositions, partially offset by a $12.3 million increase attributed to the timing of property acquisitions and completion of developments, and a $0.7 million increase attributed to higher rental rates in our annual same-store portfolio; which was partially offset by

•
$0.4 million decrease in NOI, of which a $4.3 million decrease in rental and property tax expenses primarily attributed to property dispositions; offset by a $2.9 million increase in operating expenses driven by the cessation of capitalization on developments placed into operation and property acquisitions, and $1.0 million increase in operating expenses attributed to our annual same-store portfolio due to increased real estate taxes.

West Segment

•
West Segment assets increased by approximately $80.2 million in 2017 due to the acquisition of two operating properties, one value-add acquisition and four land parcels, and four development properties placed into operation, partially offset by the disposition of six properties since December 31, 2016.

•
West Segment assets increased by approximately $138.1 million in 2016 due to five development properties placed into operation and the acquisition of four properties and two land parcels; partially offset by the disposition of one property since December 31, 2015.

•	West Segment property NOI increased approximately $12.5 million for the year ended December 31, 2017 compared to the same period in 2016, primarily as a result of:

•
$16.2 million increase in NOI, of which an $13.5 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments and a $5.0 million increase is attributed to increased rental rates at properties in our annual same-store portfolio, offset in part by a $2.3 million decrease in operating expenses attributed to property dispositions; which was partially offset by

•
$3.7 million decrease in NOI, of which a $3.0 million increase in operating expenses is attributed to increased property taxes driven by the cessation of capitalization on developments placed into operation and property acquisitions and a $1.2 million increase in operating expenses in our annual same-store portfolio primarily attributed to increased property taxes and other operating expenses, offset in part by a $0.5 million decrease in rental revenues attributed to property dispositions.

•	West Segment property NOI increased approximately $21.5 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of:

•
$26.0 million increase in NOI, of which an $18.2 million increase in rental revenues is attributed to the timing of property acquisitions and completion of developments, and a $8.0 million increase is attributed to increased rental rates and occupancy in our annual same-store portfolio, offset in part by a $0.2 million decrease due to a property disposition; which was partially offset by

•
$4.5 million decrease in NOI due to a $3.5 million increase in operating expenses primarily due to increased property tax expense driven by the cessation of capitalization on developments placed into operation and property acquisitions, and a $1.1 million increase in our annual same-store portfolio property taxes and other operating expenses.

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
Year ended December 31, 2017 compared to year ended December 31, 2016
“Cash, cash equivalents and restricted cash” were $25.8 million and $18.1 million as of December 31, 2017 and December 31, 2016, respectively.
Net cash provided by operating activities increased $23.4 million to $244.7 million during the year ended December 31, 2017 compared to $221.3 million during the same period in 2016. This change was primarily due to an increase in property NOI attributable to acquired properties, development and redevelopment properties placed into operation and operating performance at existing properties.
Net cash used in investing activities decreased $16.1 million to $296.8 million during the year ended December 31, 2017 compared to $312.9 million during the same period in 2016, primarily due to the following activities:

•	$51.8 million decrease in cash outflows related to capital expenditures and development activities, as reflected in the table below;

•
$34.9 million increase in cash inflows related to distributions of investments from unconsolidated joint ventures due to increased return of contributions from the SCLA joint venture, proceeds from the sale of three properties in the TRT-DCT Venture III joint venture and increased net cash flow from earnings from our unconsolidated investments in the SCLA and DCT/SPF Industrial Operating LLC joint ventures during 2017; and

•
$3.5 million decrease in cash outflows related to investments in unconsolidated joint ventures due to contributions of $17.8 million in 2016 to the SCLA unconsolidated joint venture to fund the development of one project compared to contributions of $14.3 million in 2017; partially offset by

•	$59.8 million increase in cash outflows related to real estate acquisitions;

•	$11.8 million decrease in cash inflows related to proceeds from dispositions; and

•
$3.2 million decrease in cash inflows from casualty proceeds primarily related to insurance settlements from casualty events in our Dallas and Northern California markets during 2016 compared to an insurance settlement from a casualty event that occurred in 2016 at a property in our Southern California market during 2017.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities for the Year Ended December 31, 2017 – Development Activities” for further details regarding projected investment of our current development activities as well as cumulative costs incurred as of December 31, 2017. Our total capital expenditures were comprised of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	$ Change
Development	$201,175	$190,793	$10,382
Redevelopment	6,629	20,687	(14,058)
Due diligence	2,126	5,304	(3,178)
Casualty expenditures	355	1,158	(803)
Building and land improvements	15,014	13,117	1,897
Tenant improvements and leasing costs	33,918	38,971	(5,053)
Total capital expenditures and development activities	259,217	270,030	(10,813)
Decrease (increase) in accruals and other adjustments	(21,511)	19,456	(40,967)
Total cash paid for capital expenditures and development activities	$237,706	$289,486	$(51,780)
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

	For the Year Ended December 31,
	2017	2016	$ Change
Development activities	$5,071	$4,982	$89
Leasing activities	3,075	3,260	(185)
Operating building activities	2,934	2,977	(43)
Acquisition activities	326	—	326
Total capitalized indirect costs	$11,406	$11,219	$187
In addition, we capitalize interest costs incurred associated with development and construction activities. During the years ended December 31, 2017 and 2016, total interest capitalized was $13.0 million and $9.9 million, respectively.
Net cash provided by financing activities increased $0.1 million to $59.9 million during the year ended December 31, 2017 compared to $59.8 million during the same period in 2016 primarily due to the following activities:

•
$154.0 million net increase in proceeds from our senior unsecured revolving credit facility in 2017 compared to 2016, as borrowings of $330.0 million during 2017 exceeded our borrowings of $248.0 million during 2016; offset by repayments of $171.0 million during 2017 compared to $243.0 million of repayments during 2016;

•	$98.0 million net decrease in cash outflows related to repayments of senior unsecured notes due to the following:

•	$50.0 million repayment of our senior unsecured fixed rate note at par in February 2016;

•	$49.0 million repayment of our senior unsecured fixed rate note in August 2016; and

•	$75.0 million pay down of our $100.0 million term loan in 2016; partially offset by

•	$25.0 million early repayment of the remaining $25.0 million outstanding on our $100.0 million term loan at par in March 2017; and

•	$51.0 million decrease due to the repayment of our $51.0 million senior unsecured note at par in June 2017.

•	$3.3 million decrease in cash outflows attributed to the purchase of our joint venture partner interest during 2016 with no corresponding activity during 2017.

•
$0.7 million decrease in cash outflows for loan costs of $1.8 million related to the issuance of our $250.0 million fixed rate senior unsecured note in August 2016 compared to loan costs of $1.1 million related to the issuance of $50.0 million of our 4.50% senior notes due 2023 in March 2017 and to the amendment of our $200.0 million variable rate senior unsecured term loan in December 2017; and

•	$0.2 million net increase in cash inflows due to contributions from noncontrolling interests as a result of development activities on one building; which was partially offset by

•
$198.1 million net decrease in proceeds from senior unsecured notes due to $250.0 million increase in cash inflows resulting from the issuance of our fixed rate senior unsecured notes in August 2016 compared to a $51.9 million increase in cash inflows resulting from the issuance of our 4.50% senior notes due in 2023 in March 2017;

•	$34.4 million increase in cash outflows due to the following:

•	Repayment of four mortgage notes at par totaling approximately $34.5 million in 2017; partially offset by

•	Scheduled principal payments of mortgage notes totaling approximately $6.6 million during 2017 compared to $6.7 million during 2016.

•
$11.5 million decrease in cash inflows as a result of the issuance of 1.8 million shares of common stock at a weighted average price of $54.48 per share in 2017 under our continuous equity offering program compared to the issuance of 2.5 million shares of common stock at a weighted average price of $43.98 per share in 2016.

•
$11.4 million increase in cash outflows in distributions paid to common stockholders and unitholders as a result of an increase in our dividend rate per share, an increase in our common stock outstanding, operating partnership redemptions and offering costs; and

•	$0.7 million increase in cash outflows due to the net settlement of stock-based awards.
Year ended December 31, 2016, compared to year ended December 31, 2015
“Cash, cash equivalents and restricted cash” were $18.1 million and $49.9 million as of December 31, 2016 and December 31, 2015, respectively.
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

•	$4.7 million increase in cash outflows related to deferred costs and refundable deposits for acquisitions that have not closed as of December 31, 2016; and

•	$2.6 million increase in cash outflows primarily related to furniture purchases and improvements at our offices during 2016; partially offset by

•	$57.4 million decrease in cash outflows from real estate acquisitions; and

•
$1.6 million increase in cash inflows related to proceeds received from casualty gains primarily related to insurance settlements received from casualty events in our Dallas and Northern California markets during 2016 compared to insurance settlements received for damages in our Houston market caused by a series of storms during 2015.

Our total capital expenditures were comprised of the following (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change
Development	$190,793	$203,710	$(12,917)
Redevelopment	20,687	8,887	11,800
Due diligence	5,304	14,124	(8,820)
Casualty expenditures	1,158	3,428	(2,270)
Building and land improvements	13,117	13,166	(49)
Tenant improvements and leasing costs	38,971	37,396	1,575
Total capital expenditures and development activities	270,030	280,711	(10,681)
Decrease (increase) in accruals and other adjustments	19,456	(30,227)	49,683
Total cash paid for capital expenditures and development activities	$289,486	$250,484	$39,002
The total of our capitalized indirect costs was comprised of the following (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change
Development activities	$4,982	$4,277	$705
Leasing activities	3,260	3,524	(264)
Operating building activities	2,977	3,110	(133)
Total capitalized indirect costs	$11,219	$10,911	$308
During the years ended December 31, 2016, and 2015 total capitalized interest associated with development and construction activities was $9.9 million and $15.8 million, respectively.
Net cash provided by financing activities increased $43.0 million to $59.8 million during the year ended December 31, 2016 compared to $16.8 million during the same period in 2015, primarily due to the following activities:

•
$107.1 million net increase in cash inflows as a result of the issuance of 2.5 million shares of common stock at a weighted average price of $43.98 per share during 2016 under our continuous equity offering program; and

•	$51.8 million decrease in cash outflows on mortgage notes as principal payments of $58.6 million in 2015 exceeded principal payments of $6.7 million in 2016; partially offset by

•	$84.0 million decrease in proceeds from senior unsecured notes due to the following:

•	$50.0 million decrease due to the repayment of our senior unsecured fixed rate note in February 2016;

•	$49.0 million decrease due to the repayment of our senior unsecured fixed rate note in August 2016; and

•	$75.0 million decrease due to the early partial pay down of our $100.0 million term loan in 2016; which was partially offset by

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

Common Stock
As of December 31, 2017, approximately 93.7 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013, whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the year ended December 31, 2017, we issued approximately 1.8 million shares of common stock through the continuous equity offering program, at a weighted average price of $54.48 per share for proceeds of approximately $95.5 million, net of offering expenses. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments and repaying debt. As of December 31, 2017, approximately 0.7 million shares of common stock remain available to be issued under the current offering.
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
During the year ended December 31, 2017, approximately 0.3 million OP Units were redeemed for approximately $2.7 million in cash and approximately 0.3 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “LTIP Units” in “Notes to the Consolidated Financial Statements, Note 11 – Equity Based Compensation” for a summary of LTIP Unit redemptions.
As of December 31, 2017, approximately 3.2 million OP Units were issued, outstanding and held by entities other than DCT including approximately 0.8 million vested LTIP Units issued under our Long-Term Incentive Plan.
As of December 31, 2017, the aggregate redemption value of the then-outstanding OP Units held by entities other than DCT was approximately $191.0 million based on the $58.78 per share closing price of DCT’s common stock on December 31, 2017.
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
Distributions
During the years ended December 31, 2017, and 2016, our board of directors declared distributions to stockholders and unitholders totaling approximately $124.8 million and $111.7 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility, equity offering proceeds and dispositions were used to pay distributions during 2017 and 2016.
The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During January 2018, our board of directors declared a quarterly cash dividend of $0.36 per share, payable on April 11, 2018 to stockholders of record as of March 30, 2018.

Outstanding Indebtedness
As of December 31, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $51.9 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2016, our outstanding indebtedness of approximately $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of December 31, 2017, the gross book value of our consolidated properties was approximately $4.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2016, the total gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of December 31, 2017 and 2016.
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
All of our senior unsecured notes contain certain cross-default provisions which may be triggered in the event that any material indebtedness is in default. These cross-default provisions may require us to repay such senior unsecured debt. We are not in default and do not have any unsecured debt maturities until June 2018.
We have certain non-recourse, secured loans which are cross-collateralized by multiple properties. In the event of a default, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross collateralized properties within the applicable pool. We generally have broad substitution rights that afford DCT the opportunity to replace encumbered properties with replacement properties. We are not in default and do not have any cross-collateralized debt maturing until February 2019.
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
Debt Issuance, Payoffs and Refinancing
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
During March 2017, we repaid the remaining $25.0 million outstanding on our $100.0 million term loan maturing April 2017 at par using proceeds from our senior unsecured revolving credit facility.
During June 2017, we paid-off our $51.0 million senior unsecured note maturing June 2017 at par using proceeds from our senior unsecured revolving credit facility and proceeds from the issuance of common stock under our continuous equity offering program.
During the year ended December 31, 2017, we paid-off four mortgage notes totaling $34.5 million maturing in 2017 at par using proceeds from our senior unsecured revolving credit facility.

During December 2017, we amended our existing $200.0 million variable rate senior unsecured term loan, lowering our margin to between .90% to 1.75% per annum effective January 1, 2018, and based on our public debt credit rating, resulted in a fixed rate of 2.81% beginning on that date.
Line of Credit
As of December 31, 2017, we had $234.0 million outstanding and $164.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our senior unsecured revolving credit facility, net of two letter of credit totaling $1.9 million.
The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of December 31, 2017, and December 31, 2016.
Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs, as of December 31, 2017 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2018	$81,500	$6,747	$—		$88,247
2019	46,000	51,344	234,000		331,344
2020	50,000	71,933	125,000	(1)	246,933
2021	92,500	18,436	—		110,936
2022	130,000	3,116	200,000	(1)	333,116
Thereafter	610,000	7,555	—		617,555
Total	$1,010,000	$159,131	$559,000		$1,728,131

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.
Contractual Obligations
The following table presents our contractual obligations as of December 31, 2017, specifically our obligations under long-term debt agreements, operating lease agreements and ground lease agreements (in thousands):

	Payments due by Period
Contractual Obligations(1)	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Scheduled long-term debt maturities, including interest(2)	$2,037,899	$159,055	$687,546	$524,286	$667,012
Operating lease commitments	6,940	1,345	2,638	1,803	1,154
Ground lease commitments(3)	11,934	938	1,807	1,160	8,029
Total	$2,056,773	$161,338	$691,991	$527,249	$676,195

(1)
From time-to-time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, such as maintenance agreements at our properties. Such contracts, in the aggregate, do not represent material obligations, are typically short-term and cancellable within 90 days and are not included in the table above. Also, excluded from the total are our estimated construction costs to complete development and redevelopment projects of approximately $218.0 million.

(2)	Variable interest rate payments are estimated based on the LIBOR rate at December 31, 2017.

(3)	Three of our buildings comprising 0.7 million square feet reside on 38 acres of land which is leased from an airport authority.
Off-Balance Sheet Arrangements
As of December 31, 2017, and 2016, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, other than items discussed herein.
As of December 31, 2017, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $51.9 million, which are scheduled to mature in October 2019, May 2024, and July 2024. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.

Indebtedness and Other Off-Balance Sheet Arrangements
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we do not believe we have any material exposure to financial guarantees, except as discussed above.
We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of December 31, 2017, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $51.9 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2018	$—
2019	30,269
2020	—
2021	—
2022	—
Thereafter	21,633
Total	$51,902

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of December 31, 2017, and 2016, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.4 million and $6.6 million, respectively.

During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, USD LIBOR rates in the U.S. have never been negative nor do we expect them to become negative in the future. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the year ended December 31, 2016, we recorded a non-cash charge of approximately $0.4 million of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). No hedge ineffectiveness was recorded in 2015 or 2017. See “Notes to the Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for the impact to the Consolidated Financial Statements from the adoption of the Derivatives and Hedging ASU in September 2017. As of December 31, 2017, and 2016, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest rate swap. During December 2017, we amended the unsecured term loan, lowering our margin to between .90% to 1.75% per annum effective January 1, 2018, and based on our current public debt credit rating, will result in a fixed rate of 2.81% beginning on that date. See “Notes to the Consolidated Financial Statements, Note 6 – Outstanding Indebtedness” for additional information.
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2017, we had approximately $359.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the year ended December 31, 2017, would have increased approximately $0.5 million based on our outstanding floating-rate debt as of December 31, 2017. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $14.0 million during the year ended December 31, 2017.
As of December 31, 2017, the estimated fair value of our debt was approximately $1.8 billion based on our estimate of the then-current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Financial Statements” on page 69 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DCT Industrial Trust Inc.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2017, the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2017, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.
Changes in Internal Control over Financial Reporting
There has been no change in DCT Industrial Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, DCT Industrial Inc.’s internal control over financial reporting.
DCT Industrial Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of December 31, 2017, the end of the period covered by this annual report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2017, in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2017, management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, management has concluded that our internal control over financial reporting is effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
DCT Industrial Trust Inc. and subsidiaries:

Opinion on Internal Control over Financial Reporting
We have audited DCT Industrial Trust Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DCT Industrial Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”) and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Denver, Colorado
February 16, 2018

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2018 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2018 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2018 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2018 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2018 annual meeting of stockholders.

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

3.1	DCT Industrial Trust Inc. Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 19, 2006)

3.2	DCT Industrial Trust Inc. Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 5, 2012)

3.3	DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 19, 2006)

3.4	First Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 9, 2011)

3.5	Second Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2011)

3.6	Third Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 1, 2013)

3.7	Fourth Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 4, 2016)

3.8	Fifth Amendment to DCT Industrial Trust Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to Form 10-Q filed on May 5, 2017)

3.9
Articles Supplementary of DCT Industrial Trust Inc. filed with the State Department of Assessments and Taxation of Maryland on May 5, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2014)

3.10	DCT Industrial Trust Inc. Articles of Amendment (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 17, 2014)

3.11	DCT Industrial Trust Inc. Articles of Amendment (incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 17, 2014)

4.1
Indenture, dated as of October 9, 2013, among DCT Industrial Trust Inc., DCT Industrial Operating Partnership LP, the Subsidiary Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 2013)

4.2	Form of 4.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 15, 2013)

4.3
First Supplemental Indenture, dated March 16, 2017, by and among DCT Industrial Operating Partnership LP, as issuer, DCT Industrial Trust, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 16, 2017)

4.4
Registration Rights Agreement, dated as of October 9, 2013, among DCT Industrial Trust Inc., DCT Operation Partnership LP, the Subsidiary Guarantors, and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 15, 2013)

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

10.6	Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 10, 2010)

10.7	First Amendment to the Second Amended and Restated DCT Industrial Trust Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed on February 17, 2017)

10.8	DCT Industrial Trust Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2006)

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

10.11	Employment Agreement, dated October 9, 2015, between DCT Industrial Trust Inc. and Philip L. Hawkins (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 13, 2015)

10.12	Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 13, 2015)

+21.1	List of Subsidiaries

+23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 16, 2018 with respect to DCT Industrial Trust Inc.

+23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 16, 2018 with respect to DCT Operating Partnership LP

+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.

+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.

+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.

++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.

++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP

++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP

101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s annual report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity/Consolidated Statements of Changes in Capital, (iv) the Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) financial statement schedule III.

+	Filed herewith
++	Furnished herewith

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.
By:	/s/ Philip L. Hawkins
Philip L. Hawkins, President and Chief Executive Officer
 Date: February 16, 2018
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
DCT INDUSTRIAL TRUST INC.
/S/ PHILIP L. HAWKINS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2018
Philip L. Hawkins
/S/ MATTHEW T. MURPHY	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 16, 2018
Matthew T. Murphy
/S/ MARK E. SKOMAL	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2018
Mark E. Skomal
/S/ MARILYN A. ALEXANDER	Director	February 16, 2018
Marilyn A. Alexander
/S/ THOMAS F. AUGUST	Director	February 16, 2018
Thomas F. August
/S/ JOHN S. GATES, JR.	Director	February 16, 2018
John S. Gates, Jr.
/S/ RAYMOND B. GREER	Director	February 16, 2018
Raymond B. Greer
/S/ TRIPP H. HARDIN	Director	February 16, 2018
Tripp H. Hardin
/S/ TOBIAS HARTMANN	Director	February 16, 2018
Tobias Hartmann
/S/ JOHN C. O’KEEFFE	Director	February 16, 2018
John C. O’Keeffe
/S/ MARCUS L. SMITH	Director	February 16, 2018
Marcus L. Smith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP
By:	/s/ Philip L. Hawkins
Philip L. Hawkins, President and Chief Executive Officer
Date: February 16, 2018
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
DCT INDUSTRIAL OPERATING PARTNERSHIP LP
/S/ PHILIP L. HAWKINS	President, Chief Executive Officer and Director (Principal Executive Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
Philip L. Hawkins
/S/ MATTHEW T. MURPHY	Chief Financial Officer and Treasurer (Principal Financial Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
Matthew T. Murphy
/S/ MARK E. SKOMAL	Chief Accounting Officer (Principal Accounting Officer) of DCT Industrial Trust Inc., the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
Mark E. Skomal
/S/ MARILYN A. ALEXANDER	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
Marilyn A. Alexander
/S/ THOMAS F. AUGUST	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
Thomas F. August
/S/ JOHN S. GATES, JR.	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
John S. Gates, Jr.
/S/ RAYMOND B. GREER	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
Raymond B. Greer
/S/ TRIPP H. HARDIN	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
Tripp H. Hardin
/S/ TOBIAS HARTMANN	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
Tobias Hartmann
/S/ JOHN C. O’KEEFFE	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
John C. O’Keeffe
/S/ MARCUS L. SMITH	Director, of DCT Industrial Trust Inc. the sole general partner of DCT Industrial Operating Partnership LP	February 16, 2018
Marcus L. Smith

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
DCT Industrial Trust Inc. and subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DCT Industrial Trust Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Denver, Colorado
February 16, 2018

Report of Independent Registered Public Accounting Firm
The Partners of
DCT Industrial Operating Partnership LP and subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DCT Industrial Operating Partnership LP and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2014.
Denver, Colorado
February 16, 2018

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share information)

	December 31, 2017	December 31, 2016
ASSETS
Land	$1,162,908	$1,075,995
Buildings and improvements	3,284,976	3,202,293
Intangible lease assets	65,919	78,356
Construction in progress	149,994	72,829
Total investment in properties	4,663,797	4,429,473
Less accumulated depreciation and amortization	(919,186)	(839,773)
Net investment in properties	3,744,611	3,589,700
Investments in and advances to unconsolidated joint ventures	72,231	95,606
Net investment in real estate	3,816,842	3,685,306
Cash and cash equivalents	10,522	10,286
Restricted cash	14,768	7,346
Straight-line rent and other receivables, net of allowance for doubtful accounts of $425 and $379, respectively	80,119	79,889
Other assets, net	25,740	25,315
Assets held for sale	62,681	—
Total assets	$4,010,672	$3,808,142

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$115,150	$93,097
Distributions payable	35,070	29,622
Tenant prepaids and security deposits	34,946	32,884
Other liabilities	34,172	37,403
Intangible lease liabilities, net	18,482	21,421
Line of credit	234,000	75,000
Senior unsecured notes	1,328,225	1,351,969
Mortgage notes	160,129	201,959
Liabilities related to assets held for sale	1,035	—
Total liabilities	1,961,209	1,843,355

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 93,707,264 and 91,516,113 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	937	915
Additional paid-in capital	2,985,122	2,884,806
Distributions in excess of earnings	(1,022,605)	(1,005,728)
Accumulated other comprehensive loss	(11,893)	(17,944)
Total stockholders’ equity	1,951,561	1,862,049
Noncontrolling interests	97,902	102,738
Total equity	2,049,463	1,964,787
Total liabilities and equity	$4,010,672	$3,808,142
 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Rental revenues	$423,026	$391,360	$353,091
Institutional capital management and other fees	1,442	1,416	1,606
Total revenues	424,468	392,776	354,697

OPERATING EXPENSES:
Rental expenses	37,865	36,797	35,995
Real estate taxes	65,135	60,020	56,219
Real estate related depreciation and amortization	168,245	161,334	156,010
General and administrative	28,994	29,280	34,577
Impairment losses	283	—	2,285
Casualty gain	(274)	(2,753)	(414)
Total operating expenses	300,248	284,678	284,672
Operating income	124,220	108,098	70,025

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	—	2,627
Equity in earnings of unconsolidated joint ventures, net	6,394	4,118	7,273
Gain on dispositions of real estate interests	47,126	49,895	77,871
Interest expense	(66,054)	(64,035)	(54,055)
Interest and other income (expense)	(5)	551	(40)
Impairment loss on land	(938)	—	—
Income tax expense and other taxes	(2,267)	(591)	(736)
Consolidated net income of DCT Industrial Trust Inc.	108,476	98,036	102,965
Net income attributable to noncontrolling interests	(4,982)	(4,976)	(8,917)
Net income attributable to common stockholders	103,494	93,060	94,048
Distributed and undistributed earnings allocated to participating securities	(665)	(669)	(678)
Adjusted net income attributable to common stockholders	$102,829	$92,391	$93,370

NET EARNINGS PER COMMON SHARE:
Basic	$1.11	$1.03	$1.06
Diluted	$1.11	$1.03	$1.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92,574	89,867	88,182
Diluted	92,688	89,982	88,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Consolidated net income of DCT Industrial Trust Inc.	$108,476	$98,036	$102,965
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	529	(1,068)	(463)
Net reclassification adjustment on cash flow hedging instruments	5,428	6,611	4,785
Other comprehensive income	5,957	5,543	4,322
Comprehensive income	114,433	103,579	107,287
Comprehensive income attributable to noncontrolling interests	(5,302)	(5,381)	(9,131)
Comprehensive income attributable to common stockholders	$109,131	$98,198	$98,156
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands)

		Common Stock
	Total Equity	Shares	Amount	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehen-sive Loss	Non-controlling Interests
Balance at December 31, 2014	$1,865,416	88,013	$880	$2,762,431	$(986,289)	$(27,190)	$115,584
Net income	102,965	—	—	—	94,048	—	8,917
Other comprehensive income	4,322	—	—	—	—	4,108	214
Issuance of common stock, stock-based compensation plans	(890)	89	1	(891)	—	—	—
Amortization of stock-based compensation	10,577	—	—	1,794	—	—	8,783
Distributions to common stockholders and noncontrolling interests	(109,460)	—	—	—	(99,769)	—	(9,691)
Capital contribution from noncontrolling interests	648	—	—	—	—	—	648
Redemptions of noncontrolling interests	(4,421)	212	2	2,859	—	—	(7,282)
Balance at December 31, 2015	$1,869,157	88,314	$883	$2,766,193	$(992,010)	$(23,082)	$117,173
Net income	98,036	—	—	—	93,060	—	4,976
Other comprehensive income	5,543	—	—	—	—	5,138	405
Issuance of common stock, net of offering costs	106,960	2,469	24	106,936	—	—	—
Issuance of common stock, stock-based compensation plans	(759)	66	1	(760)	—	—	—
Amortization of stock-based compensation	7,142	—	—	1,918	—	—	5,224
Distributions to common stockholders and noncontrolling interests	(112,786)	—	—	—	(106,778)	—	(6,008)
Capital contributions from noncontrolling interests	444	—	—	—	—	—	444
Purchase of noncontrolling interest	(3,258)	—	—	(3,258)	—	—	—
Redemptions of noncontrolling interests	(5,692)	667	7	13,777	—	—	(19,476)
Balance at December 31, 2016	$1,964,787	91,516	$915	$2,884,806	$(1,005,728)	$(17,944)	$102,738
Cash flow hedging instruments cumulative effect adjustment (Note 2)	—	—	—	—	(397)	414	(17)
Net income	108,476	—	—	—	103,494	—	4,982
Other comprehensive income	5,957	—	—	—	—	5,637	320
Issuance of common stock, net of offering costs	95,500	1,785	18	95,482	—	—	—
Issuance of common stock, stock-based compensation plans	(1,484)	74	1	(1,485)	—	—	—
Amortization of stock-based compensation	7,498	—	—	1,997	—	—	5,501
Distributions to common stockholders and noncontrolling interests	(125,451)	—	—	—	(119,974)	—	(5,477)
Capital contributions from noncontrolling interests	1,356	—	—	—	—	—	1,356
Redemptions of noncontrolling interests	(7,176)	332	3	4,322	—	—	(11,501)
Balance at December 31, 2017	$2,049,463	93,707	$937	$2,985,122	$(1,022,605)	$(11,893)	$97,902
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$108,476	$98,036	$102,965
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	168,245	161,334	156,010
Gain on dispositions of real estate interests	(47,126)	(49,895)	(77,871)
Distributions of earnings from unconsolidated joint ventures	6,519	6,056	5,590
Equity in earnings of unconsolidated joint ventures, net	(6,394)	(4,118)	(7,273)
Impairment losses	283	—	2,285
Impairment loss on land	938	—	—
Stock-based compensation	6,020	5,695	8,945
Casualty gain	(274)	(2,753)	(414)
Straight-line rent	(5,108)	(20,671)	(7,072)
Deferred income tax expense	(1,729)	87	242
Other	5,275	3,684	1,942
Changes in operating assets and liabilities:
Other receivables and other assets	7,988	(5,098)	5,460
Accounts payable, accrued expenses and other liabilities	1,561	28,945	8,442
Net cash provided by operating activities	244,674	221,302	199,251
INVESTING ACTIVITIES:
Real estate acquisitions	(188,973)	(129,142)	(186,515)
Capital expenditures and development activities	(237,706)	(289,486)	(250,484)
Proceeds from dispositions of real estate investments	113,984	125,803	237,809
Investments in unconsolidated joint ventures	(14,345)	(17,820)	(1,660)
Proceeds from casualties	373	3,616	1,991
Distributions of investments in unconsolidated joint ventures	36,778	1,854	10,012
Other investing activities	(6,893)	(7,727)	(933)
Net cash used in investing activities	(296,782)	(312,902)	(189,780)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	330,000	248,000	341,000
Repayments of senior unsecured revolving line of credit	(171,000)	(243,000)	(308,000)
Proceeds from senior unsecured notes	51,940	250,000	200,000
Repayments of senior unsecured notes	(76,000)	(174,000)	(40,000)
Principal payments on mortgage notes	(41,079)	(6,721)	(58,561)
Proceeds from issuance of common stock	97,273	108,604	—
Net settlement on issuance of stock-based compensation awards	(1,484)	(759)	(890)
Offering costs for issuance of common stock and OP Units	(1,773)	(1,644)	—
Redemption of noncontrolling interests	(7,176)	(5,692)	(4,421)
Dividends to common stockholders	(114,608)	(104,004)	(98,820)
Purchase of noncontrolling interest	—	(3,258)	—
Distributions to noncontrolling interests	(5,395)	(6,098)	(9,675)
Contributions from noncontrolling interests	611	444	648
Other financing activity	(1,430)	(2,076)	(4,523)
Net cash provided by financing activities	59,879	59,796	16,758
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,771	(31,804)	26,229
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18,074	49,878	23,649
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$25,845	$18,074	$49,878
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net of capitalized interest	$60,042	$56,968	$50,294
Supplemental Disclosures of Non-Cash Activities:
Retirement of fully depreciated and amortized assets	$34,053	$32,935	$34,752
Redemptions of OP Units settled in shares of common stock	$4,325	$13,784	$2,861
Decrease (increase) in dividends declared and not paid	$(5,448)	$(2,684)	$(965)
Contributions from noncontrolling interests	$745	$—	$—
Assumption of mortgage notes in connection with real estate acquired	$—	$—	$22,958
Decrease (increase) in capital expenditures accruals	$(19,288)	$20,903	$(22,609)
Capitalized stock compensation	$1,478	$1,447	$1,632
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	December 31, 2017	December 31, 2016
ASSETS
Land	$1,162,908	$1,075,995
Buildings and improvements	3,284,976	3,202,293
Intangible lease assets	65,919	78,356
Construction in progress	149,994	72,829
Total investment in properties	4,663,797	4,429,473
Less accumulated depreciation and amortization	(919,186)	(839,773)
Net investment in properties	3,744,611	3,589,700
Investments in and advances to unconsolidated joint ventures	72,231	95,606
Net investment in real estate	3,816,842	3,685,306
Cash and cash equivalents	10,522	10,286
Restricted cash	14,768	7,346
Straight-line rent and other receivables, net of allowance for doubtful accounts of $425 and $379, respectively	80,119	79,889
Other assets, net	25,740	25,315
Assets held for sale	62,681	—
Total assets	$4,010,672	$3,808,142

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$115,150	$93,097
Distributions payable	35,070	29,622
Tenant prepaids and security deposits	34,946	32,884
Other liabilities	34,172	37,403
Intangible lease liabilities, net	18,482	21,421
Line of credit	234,000	75,000
Senior unsecured notes	1,328,225	1,351,969
Mortgage notes	160,129	201,959
Liabilities related to assets held for sale	1,035	—
Total liabilities	1,961,209	1,843,355

Partners' Capital:
General Partner:
OP Units, 969,565 and 950,442 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	20,467	19,703
Limited Partners:
OP Units, 95,986,961 and 94,093,805 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2,026,234	1,950,601
Accumulated other comprehensive loss	(12,303)	(18,634)
Total partners' capital	2,034,398	1,951,670
Noncontrolling interests	15,065	13,117
Total capital	2,049,463	1,964,787
Total liabilities and capital	$4,010,672	$3,808,142

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit information)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Rental revenues	$423,026	$391,360	$353,091
Institutional capital management and other fees	1,442	1,416	1,606
Total revenues	424,468	392,776	354,697

OPERATING EXPENSES:
Rental expenses	37,865	36,797	35,995
Real estate taxes	65,135	60,020	56,219
Real estate related depreciation and amortization	168,245	161,334	156,010
General and administrative	28,994	29,280	34,577
Impairment losses	283	—	2,285
Casualty gain	(274)	(2,753)	(414)
Total operating expenses	300,248	284,678	284,672
Operating income	124,220	108,098	70,025

OTHER INCOME (EXPENSE):
Development profit, net of taxes	—	—	2,627
Equity in earnings of unconsolidated joint ventures, net	6,394	4,118	7,273
Gain on dispositions of real estate interests	47,126	49,895	77,871
Interest expense	(66,054)	(64,035)	(54,055)
Interest and other income (expense)	(5)	551	(40)
Impairment loss on land	(938)	—	—
Income tax expense and other taxes	(2,267)	(591)	(736)
Consolidated net income of DCT Industrial Operating Partnership LP	108,476	98,036	102,965
Net income attributable to noncontrolling interests	(1,103)	(924)	(4,409)
Net income attributable to OP Unitholders	107,373	97,112	98,556
Distributed and undistributed earnings allocated to participating securities	(665)	(669)	(678)
Adjusted net income attributable to OP Unitholders	$106,708	$96,443	$97,878

NET EARNINGS PER OP UNIT:
Basic	$1.11	$1.03	$1.06
Diluted	$1.11	$1.03	$1.06

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	96,044	93,779	92,409
Diluted	96,158	93,894	92,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Consolidated net income of DCT Industrial Operating Partnership LP	$108,476	$98,036	$102,965
Other comprehensive income:
Net derivative gain (loss) on cash flow hedging instruments	529	(1,068)	(463)
Net reclassification adjustment on cash flow hedging instruments	5,428	6,611	4,785
Other comprehensive income	5,957	5,543	4,322
Comprehensive income	114,433	103,579	107,287
Comprehensive income attributable to noncontrolling interests	(1,143)	(964)	(4,381)
Comprehensive income attributable to OP Unitholders	$113,290	$102,615	$102,906
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
(in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non-controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2014	$1,865,416	922	$18,819	91,291	$1,863,050	$(28,487)	$12,034
Net income	102,965	—	986	—	97,570	—	4,409
Other comprehensive income (loss)	4,322	—	—	—	—	4,350	(28)
Issuance of OP Units, share-based compensation plans	(890)	—	—	267	(890)	—	—
Amortization of share-based compensation	10,577	—	—	—	10,577	—	—
Distributions to OP Unitholders and noncontrolling interests	(109,460)	—	(1,051)	—	(104,025)	—	(4,384)
Capital contribution from noncontrolling interests	648	—	—	—	—	—	648
Redemption of limited partner OP Units, net	(4,421)	—	—	(127)	(4,421)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	2	52	(2)	(52)	—	—
Balance at December 31, 2015	$1,869,157	924	$18,806	91,429	$1,861,809	$(24,137)	$12,679
Net income	98,036	—	971	—	96,141	—	924
Other comprehensive income	5,543	—	—	—	—	5,503	40
Issuance of OP Units, net of selling costs	106,960	—	—	2,469	106,960	—	—
Issuance of OP Units, share-based compensation plans	(759)	—	—	348	(759)	—	—
Amortization of share-based compensation	7,142	—	—	—	7,142	—	—
Distributions to OP Unitholders and noncontrolling interests	(112,786)	—	(1,118)	—	(110,698)	—	(970)
Capital contributions from noncontrolling interests	444	—	—	—	—	—	444
Purchase of noncontrolling interest	(3,258)	—	—	—	(3,258)	—	—
Redemption of limited partner OP Units, net	(5,692)	—	—	(126)	(5,692)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	26	1,044	(26)	(1,044)	—	—
Balance at December 31, 2016	$1,964,787	950	$19,703	94,094	$1,950,601	$(18,634)	$13,117
Cash flow hedging instruments cumulative effect adjustment (Note 2)	—	—	(4)	—	(410)	414	—
Net income	108,476	—	1,074	—	106,299	—	1,103
Other comprehensive income	5,957	—	—	—	—	5,917	40
Issuance of OP Units, net of selling costs	95,500	—	—	1,785	95,500	—	—
Issuance of OP Units, share-based compensation plans	(1,484)	—	—	261	(1,484)	—	—
Amortization of share-based compensation	7,498	—	—	—	7,498	—	—
Distributions to OP Unitholders and noncontrolling interests	(125,451)	—	(1,249)	—	(123,651)	—	(551)
Capital contributions from noncontrolling interests	1,356	—	—	—	—	—	1,356
Redemption of limited partner OP Units, net	(7,176)	—	—	(133)	(7,176)	—	—
Conversion of limited partner OP Units to OP Units of general partner	—	20	943	(20)	(943)	—	—
Balance at December 31, 2017	$2,049,463	970	$20,467	95,987	$2,026,234	$(12,303)	$15,065
The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$108,476	$98,036	$102,965
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	168,245	161,334	156,010
Gain on dispositions of real estate interests	(47,126)	(49,895)	(77,871)
Distributions of earnings from unconsolidated joint ventures	6,519	6,056	5,590
Equity in earnings of unconsolidated joint ventures, net	(6,394)	(4,118)	(7,273)
Impairment losses	283	—	2,285
Impairment loss on land	938	—	—
Share-based compensation	6,020	5,695	8,945
Casualty gain	(274)	(2,753)	(414)
Straight-line rent	(5,108)	(20,671)	(7,072)
Deferred income tax expense	(1,729)	87	242
Other	5,275	3,684	1,942
Changes in operating assets and liabilities:
Other receivables and other assets	7,988	(5,098)	5,460
Accounts payable, accrued expenses and other liabilities	1,561	28,945	8,442
Net cash provided by operating activities	244,674	221,302	199,251
INVESTING ACTIVITIES:
Real estate acquisitions	(188,973)	(129,142)	(186,515)
Capital expenditures and development activities	(237,706)	(289,486)	(250,484)
Proceeds from dispositions of real estate investments	113,984	125,803	237,809
Investments in unconsolidated joint ventures	(14,345)	(17,820)	(1,660)
Proceeds from casualties	373	3,616	1,991
Distributions of investments in unconsolidated joint ventures	36,778	1,854	10,012
Other investing activities	(6,893)	(7,727)	(933)
Net cash used in investing activities	(296,782)	(312,902)	(189,780)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	330,000	248,000	341,000
Repayments of senior unsecured revolving line of credit	(171,000)	(243,000)	(308,000)
Proceeds from senior unsecured notes	51,940	250,000	200,000
Repayments of senior unsecured notes	(76,000)	(174,000)	(40,000)
Principal payments on mortgage notes	(41,079)	(6,721)	(58,561)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	95,500	106,960	—
Net settlement on issuance of share-based compensation awards	(1,484)	(759)	(890)
OP Unit redemptions	(7,176)	(5,692)	(4,421)
Distributions paid on OP Units	(119,451)	(109,132)	(104,111)
Purchase of noncontrolling interest	—	(3,258)	—
Distributions paid to noncontrolling interests	(552)	(970)	(4,384)
Contributions from noncontrolling interests	611	444	648
Other financing activity	(1,430)	(2,076)	(4,523)
Net cash provided by financing activities	59,879	59,796	16,758
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,771	(31,804)	26,229
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18,074	49,878	23,649
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$25,845	$18,074	$49,878

Supplemental Disclosures of Cash Flow Information:			—
Cash paid for interest, net of capitalized interest	$60,042	$56,968	$50,294
Supplemental Disclosures of Non-Cash Activities:
Retirement of fully depreciated and amortized assets	$34,053	$32,935	$34,752
Contributions from noncontrolling interests	$745	$—	$—
Assumption of mortgage notes in connection with real estate acquired	$—	$—	$22,958
Decrease (increase) in capital expenditures accruals	$(19,288)	$20,903	$(22,609)
Capitalized stock compensation	$1,478	$1,447	$1,632
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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all of our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of December 31, 2017, DCT owned approximately 96.6% of the outstanding equity interests in the Operating Partnership.
As of December 31, 2017, the Company owned interests in approximately 74.8 million square feet of properties leased to approximately 850 customers, including:

•	65.1 million square feet comprising 398 consolidated operating properties, including five properties totaling 1.9 million square feet classified as held for sale, that were 97.8% occupied;

•	1.0 million square feet comprising six consolidated properties developed by DCT which are shell-construction complete and in lease-up;

•	0.1 million square feet comprising one consolidated property under redevelopment;

•	1.0 million square feet comprising three consolidated value-add acquisitions; and

•	7.6 million square feet comprising 21 unconsolidated properties that were 98.4% occupied and which we operated on behalf of two unconsolidated joint ventures.
In addition, the Company has 19 projects under construction and several projects in pre-development. See “Note 3 – Investment in Properties” for further details related to our development activity.

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
We hold interests in both consolidated and unconsolidated joint ventures for the purposes of operating and developing industrial real estate. All joint ventures over which we have financial and operating control, and variable interest entities (“VIEs”) in which we have determined that we are the primary beneficiary, are included in the Consolidated Financial Statements. We use the equity method of accounting for joint ventures where we exercise significant influence, but do not have control over major operating and management decisions and we include our share of earnings or losses of these joint ventures in our consolidated results of operations.
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
As described below in “New Accounting Standards,” in 2016 we concluded our Operating Partnership meets the criteria of a VIE as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership. Under the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), DCT is the primary beneficiary of the Operating Partnership as we have the obligation to absorb losses and receive benefits, and the power to control substantially all the activities which most significantly impact the economic performance of the Operating Partnership. Accordingly, the Operating Partnership is consolidated within DCT’s financial statements.
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

Assets Held for Sale
We classify certain properties and related assets and liabilities as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets. We include liabilities related to assets held for sale that will be transferred or settled in the transaction in “Liabilities related to assets held for sale.” Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell.

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
The fair value of identifiable tangible assets such as land, building, building and land improvements, and tenant improvements is determined on an “as-if-vacant” basis. Management considers Level 3 fair value inputs such as the replacement cost of such assets, appraisals, property condition reports, market data and other related information in determining the fair value of the tangible assets. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on the current market rate for similar liabilities. The recorded fair value of intangible lease assets includes Level 3 fair value inputs and represents the value associated with in-place leases which include leasing commissions, legal and other costs, as well as an intangible asset or liability resulting from in-place leases being above or below the market rental rates over the lease term on the date of the acquisition. Intangible lease assets or liabilities are amortized over the reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible.

Due to the adoption of the Accounting Standard Updates (“ASU”) in 2017, we expect most acquisitions to be acquisition of assets rather than a business combination as as our typical acquisitions consist of properties whereby substantially all the fair value of gross assets acquired is concentrated in a single asset (land, building and in-place leases), which under the new standard, will be treated as an asset acquisition. Asset acquisitions are recorded at the cumulative acquisition costs and allocated to the assets acquired and liabilities assumed on a relative fair value basis.
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
Depreciation is not recorded on real estate assets currently held for sale, in pre-development, or being developed or redeveloped until the building is substantially completed and ready for its intended use, and not later than one year from cessation of major construction activity.

Impairment of Properties
Investments in properties classified as held for use are carried at cost and evaluated for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Examples of such changes in circumstances include the point at which we deem a building to be held for sale, our intended hold period changes, or when a building remains vacant significantly longer than expected. For investments in properties that we intend to hold long-term, the recoverability is based on estimated future undiscounted cash flows. If the asset carrying value is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the carrying value and the fair value of the asset and is reflected in “Impairment losses” on the Consolidated Statements of Operations. The determination of fair value of real estate assets to be held for use is derived using the discounted cash flow method and involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Such assumptions are Level 3 fair value inputs and include, but are not limited to, projected vacancy rates, rental rates, property operating expenses and capital expenditures. The capitalization rate is also a significant driving factor in determining the property valuation and requires management’s judgment of factors such as market knowledge, historical experience, lease terms, customer financial strength, economy, demographics, environment, property location, visibility, age, physical condition and expected return requirements, among other things. The aforementioned factors are taken as a whole by management in determining the valuation of investment property. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in additional impairment losses recorded in the Consolidated Financial Statements.
For the years ended December 31, 2017 and 2015, we recognized impairment losses of approximately $0.3 million on the disposition of one property in our Central operating segment and $2.3 million on the disposition of two properties in our East operating segments, respectively. The estimated fair values of the impaired properties were based upon the contractual sales price, a Level 2 fair value measurement. No impairment losses were recognized during the year ended December 31, 2016.
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
Impairment of Investments in and Advances to Unconsolidated Joint Ventures
We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof. The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value. We consider various factors to determine if a decline in the value of the investment is other-than-temporary. These factors are qualitative and quantitative Level 2 and 3 fair value inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment and the relationships with the other joint venture partners and its lenders. If we believe that the decline in the fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment. Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the Consolidated Financial Statements. See “Note 4 – Investments in and Advances to Unconsolidated Joint Ventures” for additional information.

Cash and Cash Equivalents
Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that these short-term instruments are not exposed to any significant credit risk.
Restricted Cash
Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions. For the years ended December 31, 2017, and December 31, 2016, approximately $9.8 million and $4.8 million, respectively, of restricted cash was included in “Cash, Cash Equivalents and Restricted Cash” in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions. The funds that had been obtained in tax deferred, like-kind exchange transactions during the year ended December 31, 2016, were utilized during the year ended December 31, 2017.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2017	2016
Cash and cash equivalents	$10,522	$10,286
Restricted cash	14,768	7,346
Restricted cash included in Other assets, net(1)	555	442
Total Cash, cash equivalents and restricted cash	$25,845	$18,074

(1)	Includes cash balances presented in assets held for sale in our Consolidated Balance Sheets.
Straight-line Rent and Other Receivables
Straight-line rent and other receivables include all straight-line rent and current accounts receivable, net of allowances. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2017, and 2016, our allowance for doubtful accounts was approximately $0.4 million and $0.4 million, respectively.
Debt
Debt consists of fixed and variable rate secured mortgage notes, senior unsecured notes and bank unsecured credit facilities. Discounts and premiums to the principal amounts are included in the carrying value of debt and amortized to “Interest expense” over the remaining life of the underlying debt. As of December 31, 2017, and 2016, the aggregated premium balance, net of accumulated amortization, was approximately $1.3 million and $0.1 million, respectively. For the years ended December 31, 2017, 2016, and 2015, the amortization of all premiums/discounts resulted in a reduction of interest expense of approximately $0.8 million, $1.5 million and $2.8 million, respectively.
Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Debt issuance costs related to line-of-credit arrangements are presented as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
Deferred loan costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to “Interest expense” over the terms of the related loans. Accumulated amortization of deferred loan costs was approximately $7.5 million and $5.8 million as of December 31, 2017, and 2016, respectively. Our interest expense for the years ended December 31, 2017, 2016, and 2015, includes approximately $2.4 million, $2.5 million and $2.3 million for the amortization of loan costs, respectively.

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
We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although, the credit valuation adjustments associated with our derivatives utilize Level 3 fair value inputs for estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the overall impact of this input to the overall fair value measurement is not significant, and thus our interest rate swaps are classified as Level 2 in the fair value hierarchy.
For derivatives designated as “cash flow” hedges, the change in the fair value of the derivative is initially reported in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets (i.e., not included in earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued. We do not use derivatives for trading or speculative purposes.
Comprehensive Income
We report comprehensive income in our Consolidated Statements of Comprehensive Income. Amounts reported in “Accumulated other comprehensive loss” related to settled hedging transactions will be amortized to “Interest expense” as the hedged forecasted transactions occur. See “Note 5 – Financial Instruments and Hedging Activities” for additional information. See “New Accounting Standards” below for additional information related to our adoption of the Derivatives and Hedging ASU.
Revenue Recognition
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained investment tax credits) of the leased building. Generally our leases do not meet any of the other criteria above and accordingly are classified as operating leases. The Company’s weighted average lease term based on square feet is 6.3 years.

We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $5.1 million, $20.7 million and $7.1 million, respectively, for the years ended December 31, 2017, 2016, and 2015.
If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by us or the tenant. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into rental revenues over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of rental revenue over the lease term.

Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. Tenant recovery income recognized as “Rental revenues” was approximately $102.7 million, $92.0 million and $82.3 million, respectively, for the years ended December 31, 2017, 2016, and 2015.
In connection with property acquisitions qualifying as business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.  The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $2.9 million, $2.9 million and $3.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Future minimum base rental payment, i.e., cash received for monthly contractual rent, due to us from our customers under the terms of non-cancelable operating leases that have commenced as of December 31, 2017 were as follows (in thousands):

Year Ended December 31,	Amounts
2018	$281,493
2019	248,916
2020	212,912
2021	166,020
2022	118,346
Thereafter	370,743
Total	$1,398,430
The schedule above does not reflect future rental revenues from the potential renewal or replacement of existing and future leases and excludes tenant recovery income. Additionally, leases where the tenant can terminate the lease with short-term notice are not included.
Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. During the years ended December 31, 2017, 2016, and 2015, early lease termination fees were approximately $1.5 million, $0.9 million and $2.5 million, respectively.
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
Income and Other Taxes
We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally will not be subject to U.S. federal income taxes on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local and non-U.S. income taxes. We also will be required to pay a 100% tax on non-arm’s length transactions between us and our taxable REIT subsidiary, any redetermined TRS service income and on any net income from gain on property that was held for sale to customers in the ordinary course of business.
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
We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2017 and 2016, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Our federal income tax returns and income tax returns for various state and local jurisdictions are subject to examination by the Internal Revenue Service for the year ended December 31, 2013 and subsequent years.
New Accounting Standards
New Accounting Standards Adopted
In February 2015, the Financial Accounting Standards Boards (“FASB”) issued an ASU that modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The guidance is effective for fiscal years beginning after December 15, 2015. We adopted this standard effective January 1, 2016. We concluded the Operating Partnership meets the criteria of a VIE and DCT is the primary beneficiary. Accordingly, the Operating Partnership is consolidated within DCT’s financial statements. As the Operating Partnership was previously consolidated, the adoption of the ASU did not result in any changes to our conclusions regarding consolidation or deconsolidation of entities. In October 2016, the FASB issued an update to this ASU that modifies the evaluation method for an entity determining whether it is the primary beneficiary of a VIE. The guidance is effective for fiscal years beginning after December 15, 2016, and we adopted this guidance retrospectively in 2016. The adoption of the ASU did not result in any changes to our conclusions regarding consolidation or deconsolidation of entities and did not have an impact in our Consolidated Financial Statements.

In March 2016, the FASB issued an ASU that simplifies the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and effective January 1, 2017, we elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of the guidance was applied prospectively and did not have a significant impact on our Consolidated Financial Statements.
In August 2016, the FASB issued an ASU that clarifies how companies should classify certain cash receipts and payments on the statement of cash flows, including equity method investee distributions, insurance proceed settlements and contingent consideration payments made following a business combination. The new standard also clarifies the predominance principle applied when cash receipts and payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, and we adopted this guidance retrospectively in 2016. The adoption of the guidance did not have an impact on our Consolidated Financial Statements.
In November 2016, the FASB issued an ASU that requires companies to combine restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, and we adopted this guidance retrospectively in 2016. As a result, we have included restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning and end of period total amounts on our Consolidated Statements of Cash Flows. The effects of this standard were applied retrospectively to all prior annual periods presented within these Consolidated Financial Statements. For the year ended December 31, 2015, the effect of the change in accounting principle was the reduction in cash provided by operating activities of $1.3 million and the increase in cash used in investing activities of $28.7 million on our Consolidated Statements of Cash Flows.
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
In August 2017, the FASB issued an ASU that modifies existing accounting standards for hedging to better align a company's financial reporting for hedging activities with its economic objectives. The new standard changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, expands and refines hedge accounting for both nonfinancial and financial risk components, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted, and we adopted this standard using the modified retrospective transition method in September 2017. The adoption of this standard resulted in a cumulative effect adjustment of $0.4 million recorded as a decrease to “Accumulated Other Comprehensive Loss” and an increase to “Distributions in Excess of Earnings” as of January 1, 2017. Additionally, the effects of this standard were applied to the current period resulting in an immaterial impact to our Consolidated Financial Statements for the year ended December 31, 2017.
New Accounting Standards Issued but not yet Adopted
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB subsequently issued additional ASUs which improve guidance and provide clarification of the new standard. The guidance is effective for fiscal years beginning after December 15, 2017, and the Company adopted the standard effective January 1, 2018 utilizing the modified retrospective transition method.

Accordingly, the guidance will be applied prospectively to contracts which were not completed as of the date of adoption. Based on our analysis, no material change to the amount or timing of revenues recognized occurred, including those derived from institutional capital management fees, as our primary revenue stream is from relatively short-term operating leases with tenants. Additionally, our historical property dispositions have been cash sales with no contingencies and no future involvement in the property operations.

As a result of adoption, the total impact to our financial statements in the first quarter of 2018 will be a cumulative adjustment recorded as an increase of $2.3 million to “Investments in and advances to unconsolidated joint ventures” and a decrease “Distributions in excess of earnings” related to the de-recognition of deferred gains related to a previous contributions of real estate properties into our joint ventures. No other material impacts to the Consolidated Financial Statements, related disclosures or internal control environment were identified.
In February 2016, the FASB issued an ASU that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Revenue related to lease components will be recognized on a straight-line basis and revenue from non-lease components will be recognized in accordance with the principles of the Revenue from contracts with customers standard. Leases in which we are the lessors will be accounted as sales-type leases, direct financing leases or operating leases. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company plans to adopt the new lease standard effective January 1, 2019 and we expect our operating leases with tenants will continue to qualify as operating leases. Revenue related to lease components will be recognized on a straight-line basis and revenue from non-lease components will be recognized in accordance with the principles of the Revenue from Contracts with Customers standard.
Upon adoption, we expect leases in which we are the lessor will continue to be accounted for as operating leases with minimal impact on the Company's financial condition or results of operation; however, this standard may impact the timing of recognition and disclosures related to our tenant recovery income earned from leasing our consolidated operating properties. Additionally, the standard only allows for lessors to capitalize incremental direct costs. As a result, the Company will no longer be able to capitalize initial direct costs related to the successful origination of new leases. During the year ended December 31, 2017, we capitalized $3.1 million of initial direct costs related to successful origination of new leases. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to elect certain transition relief.

Note 3 – Investment in Properties
Our consolidated investment in properties consists of our operating portfolio, properties under development, properties in pre-development, properties under redevelopment, value-add acquisitions and land held for development or other purposes. The historical cost of our investment in properties was (in thousands):

	As of December 31, 2017	As of December 31, 2016(1)
Operating portfolio	$4,249,242	$4,123,130
Properties under development	280,492	161,381
Properties in pre-development	51,883	52,998
Properties under redevelopment(2)	9,481	29,754
Value-add acquisitions(3)	68,673	54,512
Land held(4)	4,026	7,698
Total investment in properties	4,663,797	4,429,473
Less accumulated depreciation and amortization	(919,186)	(839,773)
Net investment in properties	$3,744,611	$3,589,700

(1)
Prior year amounts recasted to conform to changes to operating portfolio definition made as of Q1 2017, namely the addition of Value-Add Acquisitions are only considered in the operating portfolio upon stabilization.

(2)
Represents properties out of service while significant physical renovation of the property is underway or while the property is in lease-up subsequent to such renovation. May include properties taken out of service to change the properties' use and/or enhance its functionality.

(3)	Consolidated properties that were acquired and upon acquisition met either of the following criteria:

•	Occupancy of less than 75% upon acquisition; or

•	Occupancy of less than 75% expected to occur due to known move-outs within 24 months of the acquisition date.
Consolidated properties that were acquired vacant or with known move-outs within 24 months of the acquisition date with the intention to have the property out of service for significant physical renovations are classified as redevelopment properties.

(4)	Land held that is not intended to be improved or developed in the near future.

Acquisition Activity
2017 Acquisition Activity
During the year ended December 31, 2017, we acquired five buildings totaling approximately 1.3 million square feet for a total purchase price of approximately $129.0 million. As a result of our early adoption of the ASU that clarifies the definition of a business, our acquisitions are typically considered asset acquisitions as they consist of properties whereby substantially all the fair value of gross assets acquired is concentrated in the properties acquired. Acquisition costs incurred during the year ended December 31, 2017, include cumulative pre-acquisition costs that were expensed prior to January 1, 2017. The table below presents a summary of our acquisitions during 2017:

	Market	Number of Buildings	Square Feet
East Operating Segment	Orlando	1	121,000

Central Operating Segment	Chicago	1	787,000

West Operating Segment	Denver	1	44,000
	Northern California	1	73,000
	Southern California	1	300,000
	Total	3	417,000

	Total Acquisitions	5	1,325,000
2016 Acquisition Activity
During the year ended December 31, 2016, we acquired eight buildings totaling approximately 1.0 million square feet for a total purchase price of $84.3 million. Related to these acquisitions, we incurred acquisition costs of approximately $1.1 million during the year ended December 31, 2016, included in “General and administrative expense” in our Consolidated Statements of Operations. The table below presents a summary of our acquisitions during 2016:

	Market	Number of Buildings	Square Feet
Central Operating Segment	Chicago	2	139,000
	Cincinnati	1	301,000
	Dallas	1	82,000
	Total	4	522,000

West Operating Segment	Denver	1	146,000
	Northern California	1	66,000
	Southern California	2	255,000
	Total	4	467,000

	Total Acquisitions	8	989,000
Development Activity
2017 Development Activity
Our properties under development include the following:

•
Six buildings totaling approximately 1.0 million square feet that we had completed shell-construction on as of December 31, 2017, with cumulative costs to date of approximately $75.3 million. These properties were 39.0% occupied based on weighted average square feet; and

•
Nineteen projects under construction totaling approximately 4.9 million square feet with cumulative costs to date of approximately $205.2 million. These properties were 13.4% leased based on weighted average square feet as of December 31, 2017.

During the year ended December 31, 2017, we acquired land totaling approximately 344.3 acres for development in our Atlanta, Dallas, Houston, New Jersey, Northern California, Orlando, Pennsylvania and Seattle markets for approximately $57.0 million.

2016 Development Activity
Our properties under development included the following:

•	Four buildings totaling approximately 1.2 million square feet that we had completed shell-construction on as of December 31, 2016. As of December 31, 2017, these buildings have been stabilized.

•	Ten projects under construction totaling 2.6 million square feet.

During the year ended December 31, 2016, we acquired land totaling approximately 130.5 acres for development in our Baltimore/Washington D.C., Chicago, Dallas, Denver, Miami and Seattle markets for approximately $43.8 million that are under construction or held for development.
Disposition Activity
2017 Disposition Activity
During the year ended December 31, 2017, we sold 12 consolidated operating properties, totaling approximately 1.5 million square feet, to third-parties for gross proceeds of approximately $115.3 million. We recognized gains of approximately $47.1 million on the disposition of 11 properties and an impairment loss of approximately $0.3 million on one property during 2017. The impairment loss is included in “Consolidated net income of DCT Industrial Trust Inc.” in the Consolidated Statements of Operations. The table below presents a summary of our dispositions during 2017:

	Market	Number of Buildings	Square Feet
East Operating Segment	Baltimore/Washington D.C.	1	144,000
	Miami	1	49,000
	Orlando	1	193,000
	Total	3	386,000

Central Operating Segment	Cincinnati	1	66,000
	Dallas	1	50,000
	Louisville	1	300,000
	Total	3	416,000

West Operating Segment	Northern California	3	136,000
	Phoenix	3	594,000
	Total	6	730,000

	Total Dispositions	12	1,532,000
2016 Disposition Activity
During the year ended December 31, 2016, we sold 15 consolidated operating properties, totaling approximately 2.9 million square feet, to third-parties for gross proceeds of approximately $128.7 million. We recognized gains of approximately $49.9 million on the disposition of the properties. The table below presents a summary of our dispositions during 2016:

	Market	Number of Buildings	Square Feet
Central Operating Segment	Chicago	6	1,141,000
	Dallas	1	102,000
	Houston	3	273,000
	Indianapolis	3	823,000
	Louisville	1	506,000
	Total	14	2,845,000

West Operating Segment	Northern California	1	36,000

	Total Dispositions	15	2,881,000

Impairment Loss on Land
In 2017, the Company recognized a $0.9 million impairment loss on land held and used. Located in Reno, Nevada, the land was being held for future development. During 2017, the company marketed the land for sale and entered into a contract to sell, however, the purchaser ultimately canceled the contract. Based on the Company’s intent to sell and the contracted price, we recorded an impairment to recognize the land at estimated fair value, which was primarily based on level 3 fair value inputs.
Intangible Lease Assets and Liabilities
Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2 – Summary of Significant Accounting Policies” for additional information) was approximately $11.0 million, $11.9 million and $14.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Our intangible lease assets and liabilities included the following (in thousands):

	December 31, 2017				December 31, 2016
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)	Gross	Accumulated Amortization	Net
Other intangible lease assets	$62,785	$(37,114)	$25,671	9	$75,085	$(39,438)	$35,647
Above market rent	$3,134	$(1,756)	$1,378	4	$3,271	$(1,396)	$1,875
Below market rent	$(28,883)	$10,401	$(18,482)	22	$(33,029)	$11,608	$(21,421)
The following table presents the estimated net amortization of such intangible assets and liabilities and the net impact to rental revenues due to the amortization of above and below market rents for the next five years and thereafter (in thousands):

For the Period Ended December 31,	Estimated Net Amortization of Other Intangible Lease Assets	Estimated Net Increase to Rental Revenues Related to Above and Below Market Rents
2018	$7,607	$2,361
2019	5,768	1,734
2020	3,536	907
2021	1,820	735
2022	1,221	675
Thereafter	5,719	10,692
Total	$25,671	$17,104
Casualty Events
During 2017, we recorded casualty gains in our Consolidated Statements of Operations of approximately $0.3 million primarily related to an insurance settlement from a casualty event that occurred in 2016 at a property in our Southern California market.
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
During July 2017, the SCLA joint venture entered into a $13.5 million secured variable rate term note which bears interest at a variable rate equal to LIBOR plus a margin of 2.50% per annum with a maturity date of July 2024. The proceeds were used to return contributions to the joint venture partners. During August 2017, the SCLA joint venture entered into a pay-fixed, receive-floating interest rate swap which effectively fixed the interest rate on the related debt instrument at 4.55% with a maturity date of July 2024.
In October 2017, the SCLA joint venture entered into an agreement to extend the maturity date of its $61.0 million secured construction loan from October 2017 to October 2019.
During September 2016, the TRT-DCT Venture III disposed of one property. We received distributions of approximately $0.5 million from our share of the gross proceeds and recognized our share of the gain on the sale of approximately $0.1 million, which is included in “Equity in earnings of unconsolidated joint ventures, net” in our Consolidated Statements of Operations.
During September 2016, the SCLA joint venture completed development activities and stabilized one building totaling 0.4 million square feet.
During December 2016, the DCT/SPF Industrial Operating LLC joint venture acquired a 10.8 acre parking lot adjacent to a property located in the Cincinnati market owned by the venture. Our share of the purchase price was approximately $0.5 million.
The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of December 31, 2017		Investments in and Advances to as of
Unconsolidated Joint Ventures	Ownership Percentage	Number of Buildings	December 31, 2017	December 31, 2016
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$36,630	$37,588
TRT-DCT Venture III	10.0%	—	220	1,546
Total Institutional Joint Ventures		13	36,850	39,134
Other:
SCLA(1)	50.0%	8	35,381	56,472
Total		21	$72,231	$95,606

(1)
Although we contributed 100% of the initial cash equity capital required by the venture, after return of certain preferential distributions on capital invested, profits and losses are generally split 50/50.

Our aggregate investment in these unconsolidated joint ventures at December 31, 2017, and 2016, of approximately $72.2 million and $95.6 million, respectively, exceeds our share of the underlying equity in the net assets of the joint ventures by approximately $12.8 million and $13.0 million, respectively, primarily due to costs incurred in connection with the ventures and capitalized interest prior to commencement of planned principal operations.

Institutional Capital Management Joint Ventures
DCT/SPF Industrial Operating LLC
During 2007, we entered into a joint venture agreement with Industrial Acquisition LLC (“JP Morgan”), an entity advised by JPMorgan Asset Management, to form DCT/SPF Industrial Operating LLC (“JP Morgan Venture”) that owns and operates industrial properties located in the U.S. Our actual ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2017, our ownership interest is 20.0%. As a result of our contribution of properties into the JP Morgan Venture in 2007, we have deferred gains of $2.3 million as of December 31, 2017, which have previously been recognized through earnings over the weighted average life of the related properties; however, the remaining deferred gain will be fully de-recognized upon the adoption of ASU 2014-09 effective January 1, 2018. See “Note 2 – Summary of Significant Accounting Policies, New Accounting Standards” for additional information.
TRT-DCT Industrial Joint Ventures III
We formed a joint venture with DCDPF, TRT-DCT Industrial Joint Venture III, G.P. (“TRT-DCT Venture III”), on September 9, 2008. Our ownership percentage may vary depending on amounts of capital contributed and the timing of contributions and distributions. As of December 31, 2017, our ownership interest is 10%, however, we disposed of its three remaining properties during 2017 as discussed above.
Development Projects in Unconsolidated Joint Ventures
SCLA
During 2006, we entered into a joint venture agreement with Stirling Airports International, LLC, (“Stirling”), an unrelated third-party, to be the master developer of up to 4,350 acres in Victorville, California, part of the Inland Empire submarket in Southern California. The development project is located at the former George Air Force Base which closed in 1992 and is now known as SCLA. Stirling entered into two master development agreements which gave it certain rights to be the exclusive developer of the SCLA development project through 2019 (including certain extensions) and assigned these rights to the SCLA joint venture upon the closing of the venture. While our exact share of the equity interests in the SCLA joint venture will depend on the amount of capital we contribute and the timing of contributions and distributions, the SCLA joint venture contemplates an equal sharing between us and Stirling of residual profits and cash flows after all priority distributions. As of December 31, 2017, the SCLA joint venture owned eight operating buildings comprised of 3.0 million square feet which were 99.9% occupied, an additional 165.5 acres of land available for development.
Guarantees
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no derivative financial instruments between our unconsolidated joint ventures and us. In addition, we do not believe we have any material exposure to financial guarantees.

Note 5 – Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
As of December 31, 2017 and 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of December 31, 2017		As of December 31, 2016
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings:(1)
Senior unsecured revolving credit facility	$234,000	$234,000	$75,000	$75,000
Fixed rate debt(2)	$1,370,421	$1,419,518	$1,411,349	$1,475,605
Variable rate debt	$125,000	$123,020	$150,000	$150,427

Interest rate contracts:
Interest rate swap asset(3)	$3,866	$3,866	$2,084	$2,084

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
For derivatives designated as “cash flow” hedges, the change in the fair value of the derivative is initially reported in “Other comprehensive income” (“OCI”) in our Consolidated Statements of Comprehensive Income (i.e., not included in earnings) and subsequently reclassified into “Interest expense” when the hedged transaction affects earnings or the hedging relationship is no longer highly effective. We assess the effectiveness of each hedging relationship whenever financial statements are issued or earnings are reported and at least every three months. We do not use derivatives for trading or speculative purposes.
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rates swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of December 31, 2017 and 2016, we had borrowings payable subject to these pay-fixed, receive-floating interest swaps with aggregate principal balances of approximately $6.4 million and $6.6 million, respectively.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 3.31%, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. During the year ended December 31, 2016, we recorded a non-cash charge of approximately $0.4 million of hedge ineffectiveness in earnings attributable to a 0.0% floor mismatch in the hedging relationships (i.e., there is no floor on the variable interest rate of the swap whereas the current variable rate debt from which the hedged forecasted transactions are expected to flow is subject to a 0.0% floor on the USD LIBOR component of the interest rate). See “Note 2 – Summary of Significant Accounting Policies” for the impact to the Consolidated Financial Statements from the adoption of the Derivatives and Hedging ASU in September 2017. As of December 31, 2017 and 2016, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest swap.

The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$529	$(1,068)	$(463)
Amount of loss reclassified from accumulated OCI for derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(5,428)	$(6,611)	$(4,785)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$(414)	$—
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $3.8 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness
As of December 31, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $51.9 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2016, our outstanding indebtedness of $1.6 billion consisted of mortgage notes, senior unsecured notes and bank unsecured credit facilities, excluding approximately $35.2 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of December 31, 2017, the gross book value of our consolidated properties was approximately $4.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2016, the total gross book value of our consolidated properties was approximately $4.4 billion and the gross book value of all properties securing our mortgage debt was approximately $0.6 billion. Our debt has various covenants with which we were in compliance as of December 31, 2017 and 2016.

Our outstanding indebtedness is summarized below (in thousands, see footnotes on following page):

			As of December 31,
	Interest Rate(1)	Maturity Date	2017	2016
Senior Unsecured Notes:
9 year, fixed rate	5.43%	Apr-20	$50,000	$50,000
Private Placement 7 year, fixed rate	6.31%	Jun-17	—	51,000
Private Placement 8 year, fixed rate	6.52%	Jun-18	41,500	41,500
Private Placement 11 year, fixed rate	6.95%	Jun-21	77,500	77,500
2011 Private Placement 7 year, fixed rate	4.69%	Aug-18	40,000	40,000
2011 Private Placement 8 year, fixed rate	4.97%	Aug-19	46,000	46,000
2011 Private Placement 10 year, fixed rate	5.42%	Aug-21	15,000	15,000
2011 Private Placement 11 year, fixed rate	5.50%	Aug-22	40,000	40,000
2011 Private Placement 12 year, fixed rate	5.57%	Aug-23	35,000	35,000
2012 Private Placement 10 year, fixed rate(2)	4.21%	Sep-22	90,000	90,000
2016 Private Placement 8 year, fixed rate	3.75%	Aug-24	80,000	80,000
2016 Private Placement 10 year, fixed rate	3.92%	Aug-26	90,000	90,000
2016 Private Placement 12 year, fixed rate	4.02%	Aug-28	80,000	80,000
2013 Bonds, 10 year, fixed rate(2)	4.50%	Oct-23	325,000	275,000
Mortgage Secured Notes:
Airport Distribution Center	6.88%	Apr-17	—	17,439
1725 Puyallup Street	6.11%	Apr-17	—	3,470
6740 Dorsey	5.62%	Jun-17	—	8,200
State Highway 225	6.25%	Aug-17	—	5,451
Miami Commerce Center	6.91%	Oct-18	532	1,200
Cabot	6.17%	Feb-19	46,847	47,808
Cabot(2)	6.11%	Feb-20	61,027	62,295
6400 Hollister	6.70%	Apr-20	5,899	6,075
7425 Pinemont	6.25%	Jul-20	2,322	2,367
1050 Northbrook Parkway	5.50%	Jan-21	2,506	2,690
1625 Rollins Road	4.25%	Dec-21	16,881	17,451
Haven A	7.29%	Oct-22	4,762	5,572
1450 Remington Blvd	6.72%	Nov-22	5,053	5,912
Haven G(3)	4.72%	Jun-23	873	898
740 Palmyrita(3)	4.72%	Jun-23	5,573	5,729
6th & Rochester	4.96%	Aug-23	2,024	2,326
1555 Oakley Industrial Blvd	5.75%	Aug-25	4,832	5,327
Total			1,169,131	1,211,210
Premiums/Discounts, Net of Amortization	N/A		1,290	139
Deferred Loan Costs, Net of Amortization	N/A		(4,650)	(4,956)
Total Senior Unsecured Notes and Mortgage Notes, net	N/A		1,165,771	1,206,393
Bank Unsecured Credit Facilities:
Senior unsecured revolving credit facility	2.49%	Apr-19	234,000	75,000
2017 Notes, variable rate	1.82%	Apr-17	—	25,000
2020 Notes, variable rate	2.59%	Apr-20	125,000	125,000
2022 Notes, fixed rate(3)	3.31%	Dec-22	200,000	200,000
Deferred Loan Costs, Net of Amortization(4)			(2,417)	(2,465)
Total Bank Unsecured Credit Facilities			556,583	422,535
Total Carrying Value of Debt			$1,722,354	$1,628,928

Fixed Rate Debt(5)	4.68%		$1,369,131	$1,411,210
Premiums/Discounts, Net of Amortization	N/A		1,290	139
Deferred Loan Costs, Net of Amortization(4)	N/A		(7,067)	(7,421)
Variable Rate Debt(5)	2.53%		359,000	225,000
Total Carrying Value of Debt	N/A		$1,722,354	$1,628,928

(1)	Interest rates for fixed rate debt are stated rates. Interest rates for variable rate debt are the interest rate charged as of the last payment in 2017.

(2)	We settled certain derivative instruments related to these notes and the settlement amount of these derivative instruments are amortized to interest expense over the life of the assigned notes.

(3)	Reflects the effective interest rate as a result of pay-fixed, receive-floating interest swaps as described in “Note 5 – Financial Instruments and Hedging Activities.”

(4)	Excludes deferred loan costs for line-of-credit arrangements, net of amortization, of approximately $1.2 million and $2.2 million as of December 31, 2017 and 2016, respectively.

(5)	Weighted average interest rates are based upon outstanding balances as of December 31, 2017.
Debt Issuance, Payoffs and Refinancing
During December 2015, we entered into a $200.0 million variable rate senior unsecured term loan which matures on December 10, 2022, and bears interest at a variable rate equal to 1 month USD LIBOR, plus a margin, depending on our public debt credit rating, of between 1.45% to 2.40% per annum or, at our election, an alternate base rate plus a margin of between 0.45% to 1.40% per annum. We primarily used the proceeds to pay down the senior unsecured revolving credit facility and for general corporate purposes. On December 11, 2015, we entered into a pay-fixed, receive-floating interest rate swap which effectively fixes the interest rate on the term loan at 3.31% through maturity, however, there is no floor on the variable interest rate of the swap whereas the current variable-rate debt is subject to a 0.0% floor. In the event that USD LIBOR was negative, the Company would make payments to the hedge counterparty equal to the spread between USD LIBOR and zero. During December 2017, we amended the senior unsecured term loan, lowering our margin to between .90% to 1.75% per annum effective January 1, 2018, and based on our public debt credit rating, resulted in a fixed rate of 2.81% beginning on that date.
During March 2017, the Operating Partnership issued $50.0 million aggregate principal amount of 4.50% senior notes due 2023 at 103.88% of face value in a public offering for net proceeds of approximately $51.2 million after offering costs and excluding accrued interest of approximately $0.9 million. The notes were issued under our indenture dated October 9, 2013, and form part of the same series as our previously issued 4.50% senior notes due 2023. We primarily used the net proceeds to pay down our senior unsecured revolving credit facility and for general corporate purposes.
During March 2017, we repaid the remaining $25.0 million outstanding on our $100.0 million term loan maturing April 2017 at par using proceeds from our senior unsecured revolving credit facility.
During June 2017, we paid-off our $51.0 million senior unsecured note at par maturing June 2017 using proceeds from our senior unsecured revolving credit facility and proceeds from the issuance of common stock under our continuous equity offering program.
During the year ended December 31, 2017, we paid-off four mortgage notes totaling $34.5 million maturing in 2017 at par using proceeds from our senior unsecured revolving credit facility.
During August 2016, we issued $250.0 million of fixed rate senior unsecured notes in a private placement offering. The notes have an average term of 10 years, a weighted average interest rate of 3.90% and require semi-annual interest payments. We primarily used the proceeds to pay down our senior unsecured revolving credit facility, payoff a $49.0 million senior unsecured note at maturity and for the early payoff of a $75.0 million portion of our $100.0 million senior unsecured term loan maturing in April 2017.
Line of Credit
As of December 31, 2017, we had $234.0 million outstanding and $164.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2016, we had $75.0 million outstanding and $323.1 million available under our senior unsecured revolving credit facility, net of two letter of credit totaling $1.9 million.
Guarantee of Debt
DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the bank unsecured credit facilities.

Interest Expense and Capitalized Interest
During the years ended December 31, 2017, 2016, and 2015, we incurred interest expense of approximately $79.1 million, $73.9 million and $69.9 million, respectively. We capitalized approximately $13.0 million, $9.9 million and $15.8 million of interest in 2017, 2016, and 2015, respectively, associated with certain development, redevelopment and other construction activities.
Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums, discounts and deferred loan costs as of December 31, 2017 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2018	$81,500	$6,747	$—		$88,247
2019	46,000	51,344	234,000		331,344
2020	50,000	71,933	125,000	(1)	246,933
2021	92,500	18,436	—		110,936
2022	130,000	3,116	200,000	(1)	333,116
Thereafter	610,000	7,555	—		617,555
Total	$1,010,000	$159,131	$559,000		$1,728,131

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

Note 7 – Commitments and Contingencies
Legal Matters
We are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which may be covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.
Operating Leases
The following table presents our contractual obligations as of December 31, 2017, specifically our obligations under operating lease agreements and ground lease agreements (in thousands):

Year Ended December 31,	Operating Leases	Ground Leases
2018	$1,345	$938
2019	1,341	906
2020	1,297	901
2021	1,019	609
2022	784	551
Thereafter	1,154	8,029
Total	$6,940	$11,934
Substantially all of the office space and equipment subject to the operating leases are for the use at our corporate, regional and market offices. Rent expense recognized was approximately $1.4 million, $1.2 million and $1.1 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Note 8 – Noncontrolling Interests
DCT
Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third party partners in consolidated real estate investments, including related parties as discussed in “Note 12 – Related Party Transactions.” Our noncontrolling interests held by third-party partners in our consolidated joint ventures totaled $15.1 million and $13.1 million as of December 31, 2017, and 2016, respectively. Our noncontrolling interests’ share of consolidated net income totaled $5.0 million, $5.0 million and $8.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Operating Partnership
Equity interests in the Operating Partnership held by third parties and LTIP Units, as defined in “Note 9 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership,” are classified as permanent equity of the Operating Partnership and as noncontrolling interests of DCT in the Consolidated Balance Sheets.
All income attributable to noncontrolling interest holders for all periods presented in the Operating Partnership’s Consolidated Statements of Operations is income from continuing operations.
Note 9 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership
DCT
Common Stock
As of December 31, 2017, and 2016, approximately 93.7 million and 91.5 million shares of common stock were issued and outstanding, respectively.
On September 10, 2015, we registered a continuous equity offering program, to replace our continuous equity offering program previously registered on May 29, 2013, whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018, in “at-the-market” offerings or certain other transactions. During the years ended December 31, 2017, and 2016, we issued approximately 1.8 million and 2.5 million shares of common stock through the continuous equity offering program, at a weighted average price of $54.48 and $43.98 per share for proceeds of approximately $95.5 million and $107.0 million, net of offering costs, during each respective period. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments. As of December 31, 2017, approximately 0.7 million shares of common stock remain available to be issued under the current offering.
During the years ended December 31, 2017, 2016, and 2015, we issued approximately 0.1 million, 0.1 million and 0.1 million, respectively, shares of common stock related to vested shares of restricted stock, phantom shares and stock option exercises.
The holders of shares of our common stock are entitled to one vote per share on all matters voted on by stockholders, including election of our directors. Our articles of incorporation, as amended, do not provide for cumulative voting in the election of our directors. Therefore, the holders of the majority of the outstanding shares of common stock can elect the entire board of directors. Subject to any preferential rights of any outstanding series of our preferred stock and to the distribution of specified amounts upon liquidation with respect to shares-in-trust, the holders of our common stock are entitled to such distributions as may be declared from time to time by our board of directors out of legally available funds and, upon liquidation, are entitled to receive all assets available for distribution to stockholders. All shares issued in our public offerings are fully paid and non-assessable shares of common stock. Holders of our common stock do not have preemptive rights.
Operating Partnership
OP Units
For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.

As of December 31, 2017, and 2016, DCT owned approximately 96.6% and 96.3%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.
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
During the years ended December 31, 2017, 2016, and 2015, approximately 0.3 million, 0.7 million and 0.3 million OP Units were redeemed for approximately $2.7 million, $5.2 million and $4.1 million in cash and approximately 0.3 million, 0.6 million and 0.2 million shares of DCT common stock, respectively. The OP Unit redemptions exclude LTIP Unit redemptions, see “LTIP Units” within “Note 11 – Equity Based Compensation” for further details.
As of December 31, 2017, 2016, and 2015, there were approximately 3.2 million, 3.5 million and 4.0 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $191.0 million, $168.9 million and $150.9 million based on the $58.78, $47.88 and $37.37 per share closing price of DCT’s common stock on December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, 2016 and 2015, included in OP Units were approximately 0.8 million, 0.7 million and 0.6 million vested LTIP Units issued under our Long-Term Incentive Plan, respectively.
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
Preferred Shares
Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of 50,000,000 preferred shares of any class or series. The rights and terms of such preferred shares will be determined by our board of directors. However, the voting rights of preferred stockholders shall never exceed the voting rights of common stockholders. As of December 31, 2017, and 2016, we had no outstanding shares of preferred stock.
Shares-in-Trust
Our board of directors, through the articles of incorporation, as amended, has the authority to authorize the issuance of 100,000,000 shares-in-trust which are shares that are automatically exchanged for common or preferred shares as a result of an event that would cause an investor to own, beneficially or constructively, a number of shares in excess of certain limitations. As of December 31, 2017, and 2016, we had no outstanding shares-in-trust.

Distributions
Our distributions are calculated based upon the total number of shares of our common stock and OP Units outstanding on the distribution record date as declared by our board of directors. We accrue and pay distributions on a quarterly basis. The following table presents the distributions that have been paid and/or declared to date by our board of directors:

Amount Declared During Quarter Ended in 2017:	Per Share	Date Paid
December 31,	$0.36	January 4, 2018
September 30,	0.31	October 18, 2017
June 30,	0.31	July 12, 2017
March 31,	0.31	April 12, 2017
Total 2017	$1.29

Amount Declared During Quarter Ended in 2016:		Date Paid
December 31,	$0.31	January 5, 2017
September 30,	0.29	October 19, 2016
June 30,	0.29	July 13, 2016
March 31,	0.29	April 13, 2016
Total 2016	$1.18

Amount Declared During Quarter Ended in 2015:		Date Paid
December 31,	$0.29	January 7, 2016
September 30,	0.28	October 14, 2015
June 30,	0.28	July 15, 2015
March 31,	0.28	April 15, 2015
Total 2015	$1.13
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
DCT
The following table presents the computation of basic and diluted weighted average common shares outstanding (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Denominator
Weighted average common shares outstanding – basic	92,574	89,867	88,182
Effect of dilutive securities:
Stock options and phantom stock	114	115	332
Weighted average common shares outstanding – diluted	92,688	89,982	88,514

Operating Partnership
The following table presents the computation of basic and diluted weighted average OP Units outstanding (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Denominator
Weighted average OP Units outstanding – basic	96,044	93,779	92,409
Effect of dilutive securities:
Stock options and phantom stock	114	115	332
Weighted average OP Units outstanding – diluted	96,158	93,894	92,741
DCT and the Operating Partnership
Potentially Dilutive Shares
For the years ended December 31, 2017, 2016, and 2015, DCT excluded from diluted earnings per share the weighted average common share equivalents related to 3.5 million, 3.9 million and 4.2 million OP Units, respectively, because their effect would be anti-dilutive.

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
Phantom Shares
Pursuant to the Long-Term Incentive Plan, as amended, the Company may grant phantom shares to non-employee directors. Phantom shares generally vest upon the first anniversary of the grant date, depending on the grant. Once vested and at the discretion of the grantee, the phantom stock can be converted into either cash or DCT common stock at the option of the Company. Phantom shares are recorded at their fair value on the date of grant and are amortized on a straight-line basis over the service period during which term the shares fully vest.
Restricted Stock
Restricted stock is recorded at fair value on the date of grant, based the closing price of our common stock, and amortized on a straight-line basis over the service period during which the stock vests. Restricted stock generally vests ratably over a period of four to five years, depending on the grant. Restricted stock represents the right to receive one share of DCT common stock in the future, have no exercise price, and receive distributions equally along with common shares.
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
During the year ended December 31, 2017, approximately 0.1 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value of $5.9 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 19% and a weighted average risk-free interest rate of 1.93%.

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
During the year ended December 31, 2015, approximately 0.2 million LTIP Units were granted to certain senior executives, which vest over a four year period with a total fair value $7.3 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 26% and a weighted average risk-free interest rates of 1.28%.

Additionally, in December 2015, we entered into a resignation agreement and consulting agreement with a senior executive. We recognized $3.6 million of expense for the year ended December 31, 2015, in “General and administrative” expense in our Consolidated Statement of Operations related to the following equity grants. Approximately 61,000 LTIP Units were granted, of which approximately 35,000 LTIP Units vested immediately and 26,000 LTIP Units vest over a one year period. The fair value of the awards was $2.1 million as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a volatility factor of 23% and a weighted average risk-free rate of 1.76%. Additionally, vesting was accelerated on approximately 38,000 of unvested LTIP Units and approximately 6,000 LTIP Units were accelerated to vest within one year resulting in an additional $1.5 million of expense for the year ended December 31, 2015.
The following table summarizes the number of awards redeemed and converted to DCT’s common stock on a one for one basis, the fair value at vesting date for the awards vested during the period and the number of awards outstanding at period end related to phantom shares, restricted stock and LTIP Units:

	Phantom Shares	Restricted Stock	LTIP Units(1)
During the year ended December 31, 2017:
Common stock issued for vested units (in thousands)	22	31	52
Fair value of units vested (in millions)	$0.7	$2.0	$9.0
Units outstanding at end of period (in thousands)	76	94	1,178
During the year ended December 31, 2016:
Common stock issued for vested units (in thousands)	4	38	111
Fair value of units vested (in millions)	$0.6	$1.7	$10.7
Units outstanding at end of period (in thousands)	85	109	1,168
During the year ended December 31, 2015:
Common stock issued for vested units (in thousands)	4	58	60
Fair value of units vested (in millions)	$0.5	$2.1	$6.3
Units outstanding at end of period (in thousands)	75	107	1,097

(1)
During the years ended December 31, 2017, 2016, and 2015, approximately 81,000, 13,000 and 8,000 LTIP Units were redeemed for approximately $4.5 million, $0.5 million and $0.3 million in cash during each respective period.

The following table summarizes additional information concerning our unvested phantom shares, restricted stock and LTIP Units (shares in thousands):

	Phantom Shares		Restricted Stock		LTIP Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	16	$31.28	164	$27.77	457	$25.66
Granted	15	33.70	28	37.68	315	35.17
Vested	(16)	31.28	(58)	26.57	(178)	24.56
Forfeited	—	—	(28)	30.21	(47)	30.57
Unvested at December 31, 2015	15	33.70	106	30.33	547	27.13
Granted	14	41.43	54	36.25	194	32.71
Vested	(15)	33.70	(45)	28.50	(281)	30.84
Forfeited	—	—	(6)	34.14	—	—
Unvested at December 31, 2016	14	41.43	109	33.80	460	32.42
Granted	13	51.10	36	44.30	143	41.12
Vested	(14)	41.43	(43)	31.86	(187)	31.82
Forfeited	—	—	(8)	38.86	—	—
Unvested at December 31, 2017	13	$51.10	94	$38.25	416	$35.68

Stock Options
The Company may grant stock options to certain employees pursuant to our Long-Term Incentive Plan, as amended. The term of such options is 10 years from the date of grant unless forfeited earlier and the period during which the right to exercise such options fully vests ranges from four to five years from the date of grant. No stock options were granted under our Long-Term Incentive Plan, as amended, prior to 2007. During the year ended December 31, 2017, we issued approximately 21,000 shares of common stock upon the exercise of options to purchase DCT’s common stock by certain employees. There were no options granted during the years ended December 31, 2017, 2016, and 2015.
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

The following table presents total options outstanding, granted, exercised, and expired or forfeited, as well as the total options exercisable as of December 31, 2017 (number of options and intrinsic value in thousands):

	Independent Director Option Plan	Long-Term Incentive Plan(1)	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Issued and outstanding as of December 31, 2014	9	451	$31.78
Granted	—	—	—	$—
Exercised	—	(116)	24.26			$1,391
Forfeited and/or expired	(5)	(9)	32.42
Issued and outstanding as of December 31, 2015	4	326	$34.40
Granted	—	—	—	$—
Exercised	(3)	(159)	36.67			$1,545
Forfeited and/or expired	(1)	(1)	44.69
Issued and outstanding as of December 31, 2016	—	166	$32.09
Granted	—	—	—	$—
Exercised	—	(100)	34.02			$1,816
Forfeited and/or expired	—	(19)	45.84
Issued and outstanding as of December 31, 2017	—	47	$22.33		1.6	$1,713
Exercisable as of December 31, 2017	—	47	$22.33		1.6	$1,713

(1)	During the year ended December 31, 2017, approximately 79,000 stock options were used to net settle taxable amounts due upon the exercise of options to purchase DCT common stock by certain employees.

Equity Compensation Expense
The following table summarizes the amount recorded in “General and administrative” expense in our Consolidated Statement of Operations for the amortization of phantom shares, restricted stock, LTIP Units and stock options (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Phantom shares	$0.6	$0.5	$0.5
Restricted stock	1.4	1.4	1.3
LTIP Units	5.5	5.2	8.8
Stock options	—	—	—
Total equity compensation expense	7.5	7.1	10.6
Less: Amount capitalized due to development and leasing activities	(1.5)	(1.4)	(1.6)
Net equity compensation	$6.0	$5.7	$9.0

The following table summarizes the remaining unrecognized expense and remaining period over which we expect to amortize the expense as of December 31, 2017, related to phantom shares, restricted stock, LTIP Units and stock options (dollars in millions):

	Unrecognized Expense as of December 31, 2017	Remaining Period to Recognize Expense
Phantom shares	$0.3	6 months
Restricted stock	$2.3	2.6 years
LTIP Units	$9.3	2.3 years
Stock options	$0.0	N/A

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
As of December 31, 2015, we completed the construction and disposition of five buildings and 0.8 acres of land in the joint venture to third-parties resulting in the disposition of all of the joint venture’s assets. The joint venture has liquidated the partnership as of December 31, 2016. We received a preferred return on our capital contributions of approximately $3.0 million and Iowa Investments, LLC received approximately $3.8 million which was recorded as non-controlling interest in our Consolidated Statement of Operations during 2016.
Southern California Consolidated Ventures
We previously entered into four agreements with entities also controlled by our former president, two in December 2010 and two in January 2011, whereby we acquired a weighted average ownership interest, based on square feet, of approximately 48.4% in five bulk-industrial buildings located in the Southern California market. The former executive has a weighted average ownership interest in these properties of approximately 43.7%, based on square feet, and the remaining 7.9% is held by a third-party. Each venture partner will earn returns in accordance with their ownership interests. We have controlling rights including management of the operations of the properties and we have consolidated the properties in accordance with GAAP. The total acquisition price of $46.3 million was determined to be at fair value.
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
Enacted Changes in Tax Laws
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted with an effective date of January 1, 2018. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the relevant changes made by the TCJA are permanently reducing the generally applicable corporate statutory tax rate from 35% to 21% and eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility). As a result of the reduction in the corporate statutory rate and in accordance with ASC 740, we re-measured our deferred tax accounts as of the enactment date using the new federal statutory tax rate, which resulted in a one-time non-cash adjustment that decreased our deferred tax asset balance by $2.0 million with a corresponding increase to income tax expense.

Summary of Current and Deferred Income Taxes
Components of the provision (benefit) for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Income tax expense (benefit)
Current:
Federal	$—	$—	$(62)
State	538	678	556
Total current tax expense (benefit)	$538	$678	$494

Deferred:
2017 Tax Cuts and Jobs Act	$1,970	$—	$—
Federal	(211)	(55)	127
State	(30)	(32)	115
Total deferred tax expense (benefit)	$1,729	$(87)	$242

Total income tax expense	$2,267	$591	$736

Deferred Income Taxes
Deferred income taxes represent the tax effect of temporary differences between the book and tax basis of assets and liabilities. As of December 31, 2017, we had recorded a $0.7 million deferred tax asset, net of valuation allowance of $2.2 million, included in the Consolidated Balance Sheets in “Other assets, net,” and a $0.6 million deferred tax liability, included in the Consolidated Balance Sheets in “Other liabilities,” for federal and state income taxes on our taxable REIT subsidiaries. As of December 31, 2016, we had recorded $2.6 million of deferred tax asset, net of valuation allowance of $1.6 million and a $0.8 million deferred tax liability for federal and state income taxes on our taxable REIT subsidiaries.
During the years ended December 31, 2017, 2016, and 2015 $1.7 million of deferred income tax expense, $0.1 million of deferred income tax benefit and $0.2 million of deferred income tax expense, respectively, is included in “Income tax expense and other taxes” in our Consolidated Statements of Operations. During the year ended December 31, 2015, $0.6 million of tax benefit is included in “Development profit, net of taxes” in our Consolidated Statements of Operations. Deferred tax assets (liabilities) were as follows (in thousands):

	As of December 31,
	2017	2016
Deferred taxes:
Depreciation and amortization	$1,498	$2,055
Section 163(j) interest limitations	809	1,390
Basis difference – investments in unconsolidated joint ventures	55	66
Net operating loss carryforwards	371	530
Other	201	175
Total deferred tax assets	$2,934	$4,216
Valuation allowance	(2,248)	(1,613)
Net deferred income tax assets	$686	$2,603

Basis difference – investment in properties	$(356)	$(509)
Basis difference – straight-line rent	(219)	(255)
Total deferred tax liabilities	$(575)	$(764)

Net deferred taxes	$111	$1,839

Note 14 – Segment Information
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. Management considers rental revenues and property net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance.
The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Segments:
East assets	$1,125,085	$1,076,647	$1,034,511
Central assets	1,187,663	1,098,489	1,090,639
West assets	1,582,436	1,502,245	1,364,117
Total segment net assets	3,895,184	3,677,381	3,489,267
Non-segment assets:
Non-segment cash and cash equivalents	10,522	10,286	18,412
Other non-segment assets(1)	104,966	120,475	124,676
Total assets	$4,010,672	$3,808,142	$3,632,355

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables and other assets.
 The following table presents the rental revenues of our segments and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
East	$127,257	$120,437	$106,350
Central	137,654	128,964	130,791
West	158,115	141,959	115,950
Rental revenues	423,026	391,360	353,091
Institutional capital management and other fees	1,442	1,416	1,606
Total revenues	$424,468	$392,776	$354,697

The following table presents a reconciliation of our reported “Net income attributable to common stockholders” to our property NOI and property NOI of our segments (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$103,494	$93,060	$94,048
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	3,879	4,052	4,508
Net income attributable to OP Unitholders	$107,373	$97,112	$98,556
Net income attributable to noncontrolling interests of the Operating Partnership	1,103	924	4,409
Institutional capital management and other fees	(1,442)	(1,416)	(1,606)
Gain on dispositions of real estate interests	(47,126)	(49,895)	(77,871)
Real estate related depreciation and amortization	168,245	161,334	156,010
Casualty gain	(274)	(2,753)	(414)
Development profit, net of taxes	—	—	(2,627)
General and administrative	28,994	29,280	34,577
Impairment losses	283	—	2,285
Equity in earnings of unconsolidated joint ventures, net	(6,394)	(4,118)	(7,273)
Interest expense	66,054	64,035	54,055
Interest and other (income) expense	5	(551)	40
Impairment loss on land	938	—	—
Income tax expense and other taxes	2,267	591	736
Property NOI(1)	$320,026	$294,543	$260,877

East	$98,893	$93,811	$80,231
Central	98,546	90,665	92,099
West	122,587	110,067	88,547
Property NOI(1)	$320,026	$294,543	$260,877

(1)
Property NOI is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), development profit, net of taxes, gain on disposition of real estate interests, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax benefit (expense) and other taxes, and net income attributable to noncontrolling interests. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 15 – Assets Held for Sale
Assets Held for Sale
As of December 31, 2017, three properties in our East operating segment and two properties in our West operating segment were classified as held for sale and recorded at carrying amounts in our Consolidated Balance Sheets, as this was less than fair value less costs to sell. We completed the sale of these properties in January 2018.

Note 16 – Quarterly Results (Unaudited)
DCT
The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2017 and 2016 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2017	2017	2017	2017	2017
Total revenues	$105,896	$104,521	$105,180	$108,871	$424,468
Total operating expenses	$74,755	$74,023	$74,771	$76,699	$300,248
Operating income	$31,141	$30,498	$30,409	$32,172	$124,220
Consolidated net income of DCT Industrial Trust Inc.	$15,789	$43,492	$26,980	$22,215	$108,476
Net income attributable to common stockholders	$14,959	$41,634	$25,781	$21,120	$103,494
Distributed and undistributed earnings allocated to participating securities	$(161)	$(162)	$(159)	$(183)	$(665)
Adjusted net income attributable to common stockholders	$14,798	$41,472	$25,622	$20,937	$102,829
Net earnings per common share:(1)
Basic	$0.16	$0.45	$0.28	$0.22	$1.11
Diluted	$0.16	$0.45	$0.28	$0.22	$1.11
Common shares outstanding:
Basic	91,751	92,307	92,981	93,238	92,574
Diluted	91,884	92,429	93,078	93,338	92,688

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
Total revenues	$94,370	$95,902	$100,274	$102,230	$392,776
Total operating expenses	$70,982	$71,461	$69,072	$73,163	$284,678
Operating income	$23,388	$24,441	$31,202	$29,067	$108,098
Consolidated net income of DCT Industrial Trust Inc.	$38,346	$22,572	$16,389	$20,729	$98,036
Net income attributable to common stockholders	$36,391	$21,418	$15,560	$19,691	$93,060
Distributed and undistributed earnings allocated to participating securities	$(228)	$(106)	$(163)	$(172)	$(669)
Adjusted net income attributable to common stockholders	$36,163	$21,312	$15,397	$19,519	$92,391
Net earnings per common share:(1)
Basic	$0.41	$0.24	$0.17	$0.21	$1.03
Diluted	$0.41	$0.24	$0.17	$0.21	$1.03
Common shares outstanding:
Basic	88,384	89,748	90,250	91,069	89,867
Diluted	88,750	90,184	90,723	91,185	89,982
(See footnote definition on next page)

Operating Partnership
The following tables present selected unaudited quarterly financial data for each quarter during the years ended December 31, 2017 and 2016 (in thousands except per share information):

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2017	2017	2017	2017	2017
Total revenues	$105,896	$104,521	$105,180	$108,871	$424,468
Total operating expenses	$74,755	$74,023	$74,771	$76,699	$300,248
Operating income	$31,141	$30,498	$30,409	$32,172	$124,220
Consolidated net income of DCT Industrial Operating Partnership LP	$15,789	$43,492	$26,980	$22,215	$108,476
Net income attributable to OP Unitholders	$15,556	$43,245	$26,718	$21,854	$107,373
Distributed and undistributed earnings allocated to participating securities	$(161)	$(162)	$(159)	$(183)	$(665)
Adjusted net income attributable to OP Unitholders	$15,395	$43,083	$26,559	$21,671	$106,708
Net earnings per OP Unit:(1)
Basic	$0.16	$0.45	$0.28	$0.22	$1.11
Diluted	$0.16	$0.45	$0.28	$0.22	$1.11
OP units outstanding:
Basic	95,416	95,827	96,377	96,542	96,044
Diluted	95,549	95,949	96,474	96,642	96,158

	For the Quarter Ended				For the Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
Total revenues	$94,370	$95,902	$100,274	$102,230	$392,776
Total operating expenses	$70,982	$71,461	$69,072	$73,163	$284,678
Operating income	$23,388	$24,441	$31,202	$29,067	$108,098
Consolidated net income of DCT Industrial Operating Partnership LP	$38,346	$22,572	$16,389	$20,729	$98,036
Net income attributable to OP Unitholders	$38,135	$22,360	$16,174	$20,443	$97,112
Distributed and undistributed earnings allocated to participating securities	$(228)	$(106)	$(163)	$(172)	$(669)
Adjusted net income attributable to OP Unitholders	$37,907	$22,254	$16,011	$20,271	$96,443
Net earnings per OP Unit:(1)
Basic	$0.41	$0.24	$0.17	$0.21	$1.03
Diluted	$0.41	$0.24	$0.17	$0.21	$1.03
OP units outstanding:
Basic	92,620	93,787	94,047	94,650	93,779
Diluted	92,986	94,223	94,520	94,766	93,894

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

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2017
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Newpoint I	1	$—	$2,143	$12,908	$15,051	$(63)	(2)	$2,088	$12,900	$14,988	$(5,523)	03/31/04	1997
Southcreek	4	4,832	7,843	45,385	53,228	8,843		8,342	53,729	62,071	(21,632)	6/8/2004- 2/13/2009	1999-2006
Breckinridge Industrial	2	—	1,950	10,159	12,109	(483)	(2)	1,950	9,676	11,626	(3,303)	10/01/04	2000
Cobb Industrial	2	—	1,120	5,249	6,369	601		1,120	5,850	6,970	(2,096)	10/01/04	1996
Atlanta NE Portfolio	1	4,040	1,197	9,647	10,844	627		1,197	10,274	11,471	(3,836)	11/05/04	1987
Northmont Parkway	5	6,743	4,556	22,726	27,282	2,142		4,556	24,868	29,424	(9,873)	12/03/04	2003
Penney Road	1	—	401	4,145	4,546	327		401	4,472	4,873	(1,823)	07/21/05	2001
Southfield Parkway	1	1,542	523	3,808	4,331	322		523	4,130	4,653	(1,696)	07/21/05	1994
Livingston Court	1	—	342	2,523	2,865	501		342	3,024	3,366	(1,771)	07/21/05	1985
Peterson Place	2	—	321	4,144	4,465	(55)	(2)	321	4,089	4,410	(1,815)	07/21/05	1984
Buford Development	1	2,033	1,370	7,151	8,521	1,938		1,370	9,089	10,459	(3,257)	03/31/06	2006
Evergreen Boulevard	2	8,201	3,123	14,265	17,388	3,062		3,123	17,327	20,450	(6,727)	06/09/06	1999
Pleasantdale	1	—	790	1,503	2,293	416		819	1,890	2,709	(621)	07/11/11	1995
Evergreen Drive	1	—	1,580	7,359	8,939	2,312		1,555	9,696	11,251	(2,596)	04/10/12	2001
Johnson Road	2	—	1,372	4,707	6,079	262		1,372	4,969	6,341	(1,558)	03/28/13	2007
Southfield	1	—	954	3,153	4,107	195		954	3,348	4,302	(1,120)	05/10/13	1997
Battle Drive	1	—	4,950	13,990	18,940	107		4,950	14,097	19,047	(3,476)	10/03/13	1999
Cobb International Boulevard	1	—	1,790	6,403	8,193	461		1,790	6,864	8,654	(1,150)	10/21/14	1990
Henry D. Robinson Boulevard	1	—	2,877	12,807	15,684	1,643		2,877	14,450	17,327	(1,772)	01/15/15	2005
Northbrook Parkway	1	2,506	956	4,994	5,950	652		956	5,646	6,602	(846)	02/26/15	1989
DCT North Satellite Distribution Center	1	—	5,221	24,278	29,499	—		5,221	24,278	29,499	(1,161)	08/17/15	2016
Shiloh	1	—	413	4,188	4,601	417		413	4,605	5,018	(769)	05/21/15	1996
River West	1	—	2,939	29,821	32,760	4,962		2,939	34,783	37,722	(4,296)	11/08/12	2015
Shugart Farms	1	—	8,413	42,783	51,196	40		8,413	42,823	51,236	(4,055)	04/17/15	2016
TOTAL ATLANTA MARKET	36	29,897	57,144	298,096	355,240	29,229		57,592	326,877	384,469	(86,772)
Delta Portfolio	3	2,645	3,885	16,351	20,236	3,165		3,822	19,579	23,401	(7,633)	04/12/05	1986-1993
Charwood Road	1	4,331	1,960	10,261	12,221	626		1,960	10,887	12,847	(4,307)	07/21/05	1986
Greenwood Place	2	4,378	2,566	12,918	15,484	1,487		2,566	14,405	16,971	(6,107)	07/21/05	1978-1984
Guilford Road	1	—	1,879	6,650	8,529	2,244		1,879	8,894	10,773	(3,899)	06/09/06	1989
Bollman Place	1	—	1,654	6,202	7,856	884		1,654	7,086	8,740	(2,681)	06/09/06	1986
Dulles	6	—	11,125	34,066	45,191	2,440		11,125	36,506	47,631	(11,052)	08/04/06	2007-2012
Beckley	1	—	3,002	10,700	13,702	1,827		3,002	12,527	15,529	(4,279)	09/10/10	1992
Dorsey Road	1	—	3,607	8,863	12,470	737		3,607	9,600	13,207	(1,575)	12/18/14	1988
Dulles Downs	2	—	12,328	37,861	50,189	—		12,328	37,861	50,189	(3,205)	06/04/15	2016
TOTAL BALTIMORE/ WASHINGTON D.C. MARKET	18	11,354	42,006	143,872	185,878	13,410		41,943	157,345	199,288	(44,738)
Gary Avenue	1	—	3,191	18,505	21,696	3,060		3,191	21,565	24,756	(8,376)	01/05/05	2001
East Fabyan Parkway	1	—	1,790	10,929	12,719	1,104		1,790	12,033	13,823	(7,046)	07/21/05	1975
Frontenac Road	1	—	1,647	5,849	7,496	300		1,647	6,149	7,796	(3,794)	07/21/05	1995
South Wolf Road	1	7,664	4,836	18,794	23,630	2,887		4,836	21,681	26,517	(12,894)	07/21/05	1982

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2017
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Laramie Avenue	1	3,324	1,442	7,985	9,427	1,134		1,412	9,149	10,561	(5,221)	07/21/05	1972
Stern Avenue	1	—	505	4,947	5,452	(1,711)	(2)	505	3,236	3,741	(2,452)	07/21/05	1979
Mitchell Court	1	6,276	5,036	8,578	13,614	(1,211)	(2)	5,036	7,367	12,403	(2,517)	05/01/07	1985
Veterans Parkway	1	—	2,108	7,121	9,229	(809)	(2)	2,108	6,312	8,420	(1,607)	10/20/05	2005
Lunt Avenue	1	—	1,620	1,988	3,608	322		1,620	2,310	3,930	(1,042)	03/17/06	2005
Wolf Road	1	—	1,908	2,392	4,300	(99)	(2)	1,930	2,271	4,201	(516)	11/22/10	1971
S. Lombard Road	1	—	1,216	2,136	3,352	2,033		1,216	4,169	5,385	(1,405)	04/15/11	2012
Center Avenue	1	—	4,128	9,896	14,024	4,383		4,128	14,279	18,407	(4,392)	04/19/12	2000
Greenleaf	1	—	625	952	1,577	3,771		700	4,648	5,348	(1,408)	10/19/12	1962
Supreme Drive	1	—	1,973	5,828	7,801	516		1,973	6,344	8,317	(2,097)	11/15/12	1994
2560 White Oak	1	—	3,114	5,136	8,250	582		2,336	6,496	8,832	(1,454)	12/10/12	1998
Della Court	1	—	1,278	3,613	4,891	28		1,278	3,641	4,919	(989)	12/27/12	2003
Joliet Road	1	—	5,382	12,902	18,284	2,225		5,382	15,127	20,509	(3,457)	12/27/12	2004
Veterans	1	—	2,009	7,933	9,942	1,370		2,009	9,303	11,312	(1,624)	05/10/13	2005
Fox River Business Center	5	—	10,354	32,728	43,082	6,436		10,454	39,064	49,518	(8,000)	10/09/13	1987-2007
Morse Avenue	1	—	2,400	1,119	3,519	209		2,400	1,328	3,728	(1,168)	10/31/13	1969
Michael Drive	1	—	2,715	6,985	9,700	—		2,715	6,985	9,700	(1,952)	01/03/14	1984
S. Chicago Street	1	—	1,565	6,185	7,750	930		1,565	7,115	8,680	(1,138)	03/14/14	2009
Diehl Road	1	—	4,593	16,268	20,861	147		4,593	16,415	21,008	(3,088)	03/28/14	2008
Remington Boulevard	3	5,053	18,154	71,589	89,743	194		18,154	71,783	89,937	(15,161)	3/16/2012- 8/1/2014	2000-2012
Mark Street	1	—	5,701	5,681	11,382	3,699		5,701	9,380	15,081	(1,405)	08/25/14	1986
2413 Prospect	1	—	4,214	12,596	16,810	3,911		4,222	16,499	20,721	(1,724)	12/30/14	1999
538-550 Taylor Road	1	—	620	3,303	3,923	42		620	3,345	3,965	(267)	10/18/16	2007
410-420 Fullerton	1	—	3,248	5,155	8,403	105		3,248	5,260	8,508	(336)	12/16/16	2008
2200 Arthur Avenue	1	—	4,035	10,099	14,134	—		4,035	10,099	14,134	(769)	09/02/14	2016
191 North Avenue	1	—	8,554	19,370	27,924	(218)	(2)	8,470	19,236	27,706	(1,362)	03/10/15	2016
DCT Central Avenue	1	—	22,676	47,068	69,744	—		22,676	47,068	69,744	(177)	05/26/15	2017
2201 Arthur Avenue	1	—	3,203	6,638	9,841	—		3,203	6,638	9,841	(370)	12/30/11	1959
TOTAL CHICAGO MARKET	38	22,317	135,840	380,268	516,108	35,340		135,153	416,295	551,448	(99,208)
Park West	5	—	6,103	39,943	46,046	(893)	(2)	5,981	39,172	45,153	(16,082)	06/08/04	1997-2003
Northwest Business Center	1	—	299	4,486	4,785	(2,087)	(2)	299	2,399	2,698	(1,121)	05/03/04	1995
New Buffington Road	2	4,760	1,618	8,500	10,118	5,144		1,618	13,644	15,262	(7,154)	07/21/05	1981
Olympic Boulevard	3	—	2,096	11,788	13,884	2,363		2,096	14,151	16,247	(6,937)	07/21/05	1989
Mineola Pike	1	—	625	4,642	5,267	365		625	5,007	5,632	(2,188)	07/21/05	1983
Industrial Road	2	—	629	3,344	3,973	1,605		628	4,950	5,578	(2,405)	07/21/05	1987
Best Place	1	—	1,131	5,516	6,647	1,659		1,131	7,175	8,306	(3,039)	07/21/05	1996
Distribution Circle	1	—	688	6,838	7,526	1,896		688	8,734	9,422	(3,912)	07/21/05	1981
Dolwick Drive	1	—	579	4,670	5,249	982		579	5,652	6,231	(2,542)	07/21/05	1979
Power Line Drive	1	—	70	261	331	6		70	267	337	(95)	06/09/06	1984
Foundation Drive	4	—	706	3,471	4,177	593		706	4,064	4,770	(1,856)	06/09/06	1984-1987
Jamilke Drive	6	—	1,206	8,887	10,093	1,613		1,206	10,500	11,706	(4,926)	06/09/06	1984-1987

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2017
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Symmes Rd	1	—	2,578	8,659	11,237	1,784		2,578	10,443	13,021	(677)	09/21/16	1996
TOTAL CINCINNATI MARKET	29	4,760	18,328	111,005	129,333	15,030		18,205	126,158	144,363	(52,934)
Freeport Parkway	1	—	981	10,392	11,373	85		981	10,477	11,458	(4,003)	12/15/03	1999
Pinnacle	1	—	521	9,683	10,204	(422)	(2)	521	9,261	9,782	(3,524)	12/15/03	2001
Market Industrial	5	—	1,481	15,507	16,988	439		1,481	15,946	17,427	(6,135)	10/01/04	1981-1985
Avenue R Industrial I	1	—	189	2,231	2,420	240		189	2,471	2,660	(1,091)	10/01/04	1980
Avenue R Industrial II	1	—	271	1,139	1,410	144		271	1,283	1,554	(570)	10/01/04	1980
Westfork Center Industrial	3	—	503	5,977	6,480	709		503	6,686	7,189	(2,680)	10/01/04	1980
Grand River Road	1	—	1,380	14,504	15,884	(1,564)	(2)	1,380	12,940	14,320	(4,999)	12/03/04	2004
Diplomat Drive	1	—	532	3,136	3,668	1,881		532	5,017	5,549	(2,757)	05/26/05	1986
North 28th Street	1	—	—	6,145	6,145	476		—	6,621	6,621	(3,926)	07/21/05	2000
Esters Boulevard	1	—	—	22,072	22,072	(2,892)	(2)	—	19,180	19,180	(7,549)	07/21/05	1984-1999
West Story Drive	1	—	777	4,646	5,423	811		777	5,457	6,234	(2,708)	07/21/05	1997
Meridian Drive	1	1,135	410	4,135	4,545	2,893		410	7,028	7,438	(2,840)	07/21/05	1975
Gateway Drive	1	—	463	2,152	2,615	585		463	2,737	3,200	(1,262)	07/21/05	1988
Valwood Parkway	1	—	1,252	6,779	8,031	1,089		1,252	7,868	9,120	(3,898)	07/21/05	1984-1996
Champion Drive	1	1,301	672	2,598	3,270	1,205		672	3,803	4,475	(1,894)	07/21/05	1984
Sanden Drive	1	—	207	2,258	2,465	443		207	2,701	2,908	(1,459)	07/21/05	1994
North Great Southwest Parkway	1	—	1,134	2,253	3,387	1,021		1,654	2,754	4,408	(1,621)	07/21/05	1963-1964
Royal Lane	1	—	—	3,200	3,200	290		—	3,490	3,490	(2,056)	07/21/05	1986
GSW Gateway Three	1	—	1,669	11,622	13,291	134		1,669	11,756	13,425	(7,076)	01/13/06	2001
Pinnacle Point Drive	1	7,264	3,915	18,537	22,452	4,541		3,915	23,078	26,993	(6,571)	06/29/12	2006
Ashmore Lane	1	—	3,856	16,352	20,208	2,707		3,856	19,059	22,915	(4,969)	12/27/12	2004
La Reunion	1	—	1,469	6,778	8,247	852		1,469	7,630	9,099	(2,144)	04/09/13	1983
Statesman Drive	1	—	574	1,978	2,552	(173)	(2)	574	1,805	2,379	(512)	08/14/13	1987
Diplomacy	1	—	878	3,057	3,935	616		878	3,673	4,551	(696)	12/20/13	1985
Eisenhower	1	—	1,105	5,684	6,789	886		1,105	6,570	7,675	(1,501)	12/30/13	2006
511 S Royal Lane	1	—	1,095	4,239	5,334	89		1,095	4,328	5,423	(1,340)	01/31/14	2003
Airline Drive	1	—	1,091	2,573	3,664	362		1,091	2,935	4,026	(528)	12/31/14	1991
Trend Drive	1	—	393	2,481	2,874	49		393	2,530	2,923	(663)	08/27/15	1974
Freeport North	1	—	1,083	7,194	8,277	72		1,083	7,266	8,349	(1,028)	01/31/14	2015
Frankford 8B LLC	1	—	998	5,589	6,587	(12)	(2)	998	5,577	6,575	(877)	05/27/14	2015
9010 Sterling Street	1	—	699	1,241	1,940	2,956		711	4,185	4,896	(497)	12/08/14	1982
2965 Commodore Drive	1	—	908	6,335	7,243	217		908	6,552	7,460	(572)	09/30/16	2010
Freeport West	1	—	1,385	8,907	10,292	80		1,385	8,987	10,372	(710)	08/19/15	2016
DCT Waters Ridge	1	—	1,792	19,919	21,711	—		1,792	19,919	21,711	(1,301)	12/02/14	2016
TOTAL DALLAS MARKET	40	9,700	33,683	241,293	274,976	20,809		34,215	261,570	295,785	(85,957)
Interpark 70	1	—	1,383	7,566	8,949	(1,045)	(2)	1,383	6,521	7,904	(2,612)	09/30/04	1998
Pecos Street	1	—	1,860	4,821	6,681	229		1,860	5,050	6,910	(1,405)	08/08/11	2003
Airport Distribution Center	5	—	6,637	40,827	47,464	2,407		6,637	43,234	49,871	(7,097)	03/03/15	1997-1999
TOTAL DENVER MARKET	7	—	9,880	53,214	63,094	1,591		9,880	54,805	64,685	(11,114)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2017
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
West By Northwest	1	—	1,033	7,564	8,597	428		1,033	7,992	9,025	(2,997)	10/30/03	1997
Greens Crossing	3	—	1,225	10,202	11,427	2,058		1,225	12,260	13,485	(4,803)	07/01/05	1998-2000
Gateway at Central Green	2	3,172	1,079	9,929	11,008	2,501		1,079	12,430	13,509	(4,583)	09/20/05	2001
Fairbanks Center	1	—	707	5,205	5,912	554		707	5,759	6,466	(2,386)	03/27/06	1999
Northwest Place	1	—	1,821	11,406	13,227	2,047		1,821	13,453	15,274	(5,510)	06/14/07	1997
Warehouse Center Drive	1	3,536	1,296	6,782	8,078	15		1,296	6,797	8,093	(3,588)	12/03/07	2006
Air Center Drive	1	—	763	1,876	2,639	584		711	2,512	3,223	(724)	11/09/10	1997
Beltway Antoine	7	—	7,058	31,875	38,933	1,546		7,058	33,421	40,479	(11,491)	08/11/11	2007-2008
Proterra	1	—	2,573	8,289	10,862	3,297		2,573	11,586	14,159	(3,634)	08/31/12	2013
Greens Parkway	1	—	704	4,093	4,797	(64)	(2)	704	4,029	4,733	(1,075)	12/07/11	2007
Claymoore Business Center	2	—	1,491	4,967	6,458	1,153		1,491	6,120	7,611	(2,020)	05/09/12	2001
Pinemont	1	2,322	1,448	6,969	8,417	1,222		1,448	8,191	9,639	(2,780)	06/29/12	2000
State Highway 225	2	—	4,062	10,657	14,719	274		4,062	10,931	14,993	(3,164)	12/13/12	1981-1983
Aeropark	1	—	1,723	7,065	8,788	(96)	(2)	1,723	6,969	8,692	(1,799)	12/06/13	1999
Hollister Road	1	5,899	3,193	18,136	21,329	2,894		3,688	20,535	24,223	(4,814)	06/05/14	1998
Sam Houston Parkway West	3	—	8,474	11,303	19,777	7,561		8,474	18,864	27,338	(2,618)	10/14/14	2002
Airtex Industrial Center	1	3,634	2,597	12,171	14,768	15		2,597	12,186	14,783	(2,421)	12/20/11	2013
Deer Park	1	—	1,723	8,927	10,650	1,971		1,723	10,898	12,621	(1,744)	05/29/15	2002
Kennedy Drive	1	—	1,887	12,107	13,994	12		1,887	12,119	14,006	(1,452)	11/17/15	2014
Airtex Industrial Center II	1	—	1,181	10,015	11,196	603		1,181	10,618	11,799	(1,950)	05/16/13	2014
Northwest Crossroads LLC	1	—	3,201	17,706	20,907	(180)	(2)	3,201	17,526	20,727	(2,932)	06/05/13	2015
Bennington	1	—	1,091	4,167	5,258	1,621		1,091	5,788	6,879	(913)	08/04/14	1999
Beltway Tanner Business Park	1	—	3,360	16,292	19,652	456		3,360	16,748	20,108	(5,737)	12/21/12	2014
Northwest Crossroads II	1	—	2,809	20,502	23,311	(396)	(2)	2,809	20,106	22,915	(1,704)	07/29/13	2015
TOTAL HOUSTON MARKET	37	18,563	56,499	258,205	314,704	30,076		56,942	287,838	344,780	(76,839)
Plainfield	2	—	3,095	31,369	34,464	2,614		3,095	33,983	37,078	(12,968)	12/22/2003- 4/13/2006	1997-2000
TOTAL INDIANAPOLIS MARKET	2	—	3,095	31,369	34,464	2,614		3,095	33,983	37,078	(12,968)
Miami Commerce Center	1	532	3,050	10,769	13,819	3,922		3,050	14,691	17,741	(6,600)	04/13/05	1991
Northwest 70th Avenue	2	—	10,025	16,936	26,961	6,093		10,025	23,029	33,054	(14,751)	06/09/06	1972-1976
Northwest 72nd Avenue	1	—	1,819	3,142	4,961	1,154		1,819	4,296	6,115	(781)	12/19/14	1968
North Andrews Avenue	1	—	6,552	6,101	12,653	1,330		6,552	7,431	13,983	(3,485)	06/09/06	1999
Northwest 30th Terrace	1	—	3,273	4,196	7,469	1,365		3,273	5,561	8,834	(2,124)	02/18/11	1994
Pan America	2	—	6,386	19,497	25,883	750		6,396	20,237	26,633	(5,945)	07/19/11	2013
Northwest 34th Street	1	—	946	3,239	4,185	325		946	3,564	4,510	(1,027)	06/25/12	2000
Miami Gardens	1	—	4,480	7,362	11,842	1,619		4,480	8,981	13,461	(2,487)	10/22/13	1969
3500 SW 20th Street	1	—	2,597	3,910	6,507	1,123		2,596	5,034	7,630	(376)	11/16/15	2015
TOTAL MIAMI MARKET	11	532	39,128	75,152	114,280	17,681		39,137	92,824	131,961	(37,576)
Eastgate	1	—	1,445	13,352	14,797	82		1,445	13,434	14,879	(5,798)	03/19/04	2002
Mid South Logistics Center	1	—	1,772	18,288	20,060	755		1,850	18,965	20,815	(7,734)	06/29/04	2001
Rockdale Distribution Center	1	—	2,940	12,188	15,128	6,843		2,940	19,031	21,971	(6,394)	12/28/05	2013
Logistics Way	1	—	621	17,763	18,384	(1,042)	(2)	621	16,721	17,342	(5,461)	09/28/09	2007
TOTAL NASHVILLE MARKET	4	—	6,778	61,591	68,369	6,638		6,856	68,151	75,007	(25,387)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2017
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Brunswick Avenue	1	—	3,665	16,380	20,045	2,609		3,665	18,989	22,654	(7,617)	07/21/05	1986
Campus Drive	1	—	1,366	4,841	6,207	1,462		1,366	6,303	7,669	(3,126)	07/21/05	1975
Hanover Ave	1	—	4,940	8,026	12,966	(233)	(2)	4,940	7,793	12,733	(2,848)	12/28/05	1988
Kennedy Drive	1	—	3,044	6,583	9,627	590		3,044	7,173	10,217	(3,022)	04/14/10	2001
Railroad Avenue	1	—	6,494	10,996	17,490	1,867		6,455	12,902	19,357	(5,515)	01/28/11	1964
Pierce Street	1	—	2,472	4,255	6,727	1,490		2,472	5,745	8,217	(1,544)	12/27/12	2003
Seaview	1	—	5,910	10,423	16,333	2,951		5,910	13,374	19,284	(3,229)	12/20/13	1980
New Durham Road	1	—	1,962	2,361	4,323	1,158		1,970	3,511	5,481	(543)	10/08/14	1984
TOTAL NEW JERSEY MARKET	8	—	29,853	63,865	93,718	11,894		29,822	75,790	105,612	(27,444)
Bayside Distribution Center	2	—	6,875	15,254	22,129	667		6,875	15,921	22,796	(6,464)	11/03/04	1998-2000
Fite Court	1	—	5,316	15,499	20,815	1,786		5,316	17,285	22,601	(7,306)	12/28/06	2003
California Logistics Centre	1	—	5,672	20,499	26,171	(2,055)	(2)	5,672	18,444	24,116	(7,408)	04/21/06	2001
Cherry Street	3	—	12,584	24,582	37,166	3,641		12,584	28,223	40,807	(13,415)	06/09/06	1960-1990
McLaughlin Avenue	1	—	3,424	5,507	8,931	569		3,424	6,076	9,500	(3,421)	06/09/06	1975
Park Lane	5	—	10,977	17,216	28,193	1,036		10,977	18,252	29,229	(10,696)	06/09/06	1960-1966
Valley Drive	4	—	11,238	14,244	25,482	5,054		11,238	19,298	30,536	(10,189)	06/09/06	1960-1971
Old Country Road	1	—	1,557	1,503	3,060	561		1,557	2,064	3,621	(1,176)	06/09/06	1969
Cypress Lane	1	—	2,211	2,196	4,407	498		2,211	2,694	4,905	(1,703)	06/09/06	1970
Rollins Road	1	16,881	17,800	17,621	35,421	267		17,659	18,029	35,688	(5,585)	11/04/11	1997
Coliseum Way	1	—	10,229	18,255	28,484	1,614		10,229	19,869	30,098	(4,622)	12/11/12	1967
Alpine Way	1	—	2,321	2,504	4,825	524		2,321	3,028	5,349	(705)	06/25/13	1986
Chrisman Road	1	—	2,507	48,130	50,637	114		2,507	48,244	50,751	(7,679)	09/02/14	2004
Hathaway	2	—	13,899	16,491	30,390	17,569		13,988	33,971	47,959	(3,016)	03/12/15	1965
1400 Business Center Drive	1	—	9,645	5,411	15,056	1		9,645	5,412	15,057	(289)	10/07/16	2004
3536 Arden Road	1	—	5,687	5,586	11,273	43		5,716	5,600	11,316	(286)	06/13/17	1998
TOTAL NORTHERN CALIFORNIA MARKET	27	16,881	121,942	230,498	352,440	31,889		121,919	262,410	384,329	(83,960)
Cypress Park East	2	—	2,627	13,055	15,682	1,443		2,627	14,498	17,125	(5,678)	10/22/04	2000
East Landstreet Road	3	—	2,251	11,979	14,230	1,231		2,251	13,210	15,461	(5,591)	06/09/06	1997-2000
Boggy Creek Road	8	—	8,098	30,984	39,082	2,784		8,098	33,768	41,866	(13,007)	06/09/06	1993-2007
ADC North Phase I	2	—	2,475	11,941	14,416	2,181		2,475	14,122	16,597	(4,935)	12/19/06	2008-2009
Director's Row	1	—	524	2,519	3,043	410		524	2,929	3,453	(1,095)	03/01/11	1994
GE Portfolio	3	—	4,715	12,513	17,228	1,438		4,715	13,951	18,666	(4,811)	09/01/11	1975-1999
ADC North Phase II	1	—	674	5,309	5,983	43		674	5,352	6,026	(709)	12/19/06	2014
ADC North Phase III Building D	1	—	919	5,567	6,486	—		919	5,567	6,486	(127)	12/19/06	2016
TOTAL ORLANDO MARKET	21	—	22,283	93,867	116,150	9,530		22,283	103,397	125,680	(35,953)
Route 22	1	—	5,183	20,100	25,283	(3,764)	(2)	5,183	16,336	21,519	(6,649)	07/20/05	2003
High Street Portfolio	2	—	3,084	4,741	7,825	1,396		3,084	6,137	9,221	(3,186)	10/26/05	1975-1988
Independence Avenue	1	—	3,133	17,542	20,675	3,530		3,133	21,072	24,205	(7,528)	12/26/06	1999

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2017
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Bobali Drive	3	—	4,107	9,288	13,395	1,184		4,107	10,472	14,579	(4,159)	02/09/07	1998-1999
Snowdrift	1	—	972	3,770	4,742	790		972	4,560	5,532	(1,645)	12/27/12	1989
Commerce Circle	1	—	6,449	20,873	27,322	1,645		6,449	22,518	28,967	(6,268)	05/10/13	2006
Bethlehem Crossing	3	—	10,855	35,912	46,767	408		10,855	36,320	47,175	(7,369)	06/28/13	2004-2007
Chrin Commerce Center	1	—	6,253	18,386	24,639	(4)	(2)	6,253	18,382	24,635	(2,459)	09/05/14	2015
TOTAL PENNSYLVANIA MARKET	13	—	40,036	130,612	170,648	5,185		40,036	135,797	175,833	(39,263)
South Industrial I	2	—	2,876	14,120	16,996	81		2,829	14,248	17,077	(5,473)	10/01/04	1987
South Industrial II	1	—	1,235	4,902	6,137	(1,090)	(2)	1,235	3,812	5,047	(1,428)	10/01/04	1990
West Southern Industrial	1	—	555	3,376	3,931	164		555	3,540	4,095	(1,373)	10/01/04	1984
West Geneva Industrial	3	—	413	2,667	3,080	152		413	2,819	3,232	(1,116)	10/01/04	1981
West 24th Industrial	2	—	870	4,575	5,445	394		870	4,969	5,839	(2,524)	10/01/04	1979-1980
Sky Harbor Transit Center	1	—	2,534	7,597	10,131	(894)	(2)	2,534	6,703	9,237	(2,724)	11/24/04	2002
Roosevelt Distribution Center	1	—	1,154	6,441	7,595	49		1,154	6,490	7,644	(2,215)	05/19/06	1988
North 45th Street	1	—	3,149	5,051	8,200	92		3,149	5,143	8,292	(2,473)	06/30/11	2001
Broadway Industrial Portfolio	3	—	4,725	17,708	22,433	504		4,725	18,212	22,937	(5,219)	08/22/13	1974-1986
South 5th Street	1	—	1,787	7,456	9,243	—		1,787	7,456	9,243	(1,947)	04/14/14	1986
3405-3445 South 5th Street	3	—	3,787	16,692	20,479	1,420		3,787	18,112	21,899	(4,568)	10/17/14	1982-1985
Van Buren	1	—	839	961	1,800	1,995		839	2,956	3,795	(881)	01/11/12	2013
West Geneva Dr	1	—	762	2,868	3,630	291		762	3,159	3,921	(569)	06/01/15	1979
TOTAL PHOENIX MARKET	21	—	24,686	94,414	119,100	3,158		24,639	97,619	122,258	(32,510)
Industry Drive North	2	7,901	5,753	16,039	21,792	620		5,753	16,659	22,412	(5,698)	07/21/05	1996
South 228th Street	1	—	3,025	13,694	16,719	1,565		3,025	15,259	18,284	(5,719)	07/21/05	1996
64th Avenue South	1	5,181	3,345	9,335	12,680	839		3,345	10,174	13,519	(4,122)	07/21/05	1996
South 192nd Street	1	—	1,286	3,433	4,719	114		1,286	3,547	4,833	(1,486)	07/21/05	1986
South 212th Street	1	—	3,095	10,253	13,348	977		3,095	11,230	14,325	(4,224)	08/01/05	1996
Southwest 27th Street	1	6,320	4,583	8,353	12,936	(2,443)	(2)	4,583	5,910	10,493	(2,789)	07/21/05	1995
13610 52nd St	1	—	4,018	9,571	13,589	161		4,018	9,732	13,750	(3,125)	12/01/10	2006
Southwest 27th Street-Alpak	1	—	4,313	4,687	9,000	133		4,313	4,820	9,133	(1,743)	10/14/11	2003
Milwaukee Avenue	1	—	2,287	7,213	9,500	(139)	(2)	2,278	7,083	9,361	(2,174)	08/31/12	1987
Sumner II	1	—	672	1,178	1,850	695		672	1,873	2,545	(465)	10/15/12	2007
East Park Bldg 5	1	—	980	2,061	3,041	473		980	2,534	3,514	(616)	08/30/13	1997
228th Street	1	—	1,383	2,213	3,596	1,220		1,383	3,433	4,816	(925)	02/13/14	1989
45th St Court	1	—	1,196	3,304	4,500	(31)	(2)	1,196	3,273	4,469	(607)	03/27/14	1997
Puyallup Industrial Park	4	—	10,332	21,423	31,755	4,759		10,332	26,182	36,514	(5,269)	05/30/14	1998-2002
Auburn 44	1	—	997	3,913	4,910	—		997	3,913	4,910	(731)	08/16/13	2014
Seaway	2	—	3,624	13,981	17,605	(243)	(2)	3,624	13,738	17,362	(1,856)	12/23/14	2007
McKillican	1	—	1,150	3,902	5,052	550		1,150	4,452	5,602	(628)	08/25/15	1988
White River Corporate Center Phase I	1	—	8,639	35,295	43,934	1,760		8,639	37,055	45,694	(3,889)	10/23/12	2014
Sumner South Distribution Center	1	—	2,891	10,727	13,618	919		2,891	11,646	14,537	(1,912)	12/28/12	2014
DCT White River Corporate Center South	1	—	816	4,421	5,237	—		816	4,421	5,237	(586)	10/23/12	2015
DCT White River Corporate Center North	1	—	3,810	16,949	20,759	—		3,810	16,949	20,759	(409)	10/23/12	2016

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2017
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Fife 45 South	1	—	860	4,779	5,639	49		860	4,828	5,688	(707)	03/27/14	2015
Fife 45 North	1	—	1,117	6,735	7,852	—		1,117	6,735	7,852	(907)	03/27/14	2015
Fife Distribution Center North	1	—	2,593	10,494	13,087	10		2,593	10,504	13,097	(1,156)	05/22/14	2016
Fife Distribution Center South	1	—	3,413	15,352	18,765	—		3,413	15,352	18,765	(1,280)	05/22/14	2016
5555 8th Street	1	—	2,686	9,136	11,822	—		2,686	9,136	11,822	(727)	12/09/15	2001
TOTAL SEATTLE MARKET	31	19,402	78,864	248,441	327,305	11,988		78,855	260,438	339,293	(53,750)
Rancho Technology Park	1	—	2,790	7,048	9,838	(312)	(2)	2,790	6,736	9,526	(2,631)	10/16/03	2002
Foothill Business Center	3	—	13,315	9,112	22,427	2,659		13,315	11,771	25,086	(4,230)	12/09/04	2000
East Slauson Avenue	3	8,509	5,499	14,775	20,274	4,194		5,499	18,969	24,468	(9,397)	07/21/05	1962-1976
Airport Circle	1	—	3,098	8,368	11,466	1,426		3,098	9,794	12,892	(3,781)	07/21/05	1992
Cota Street	1	—	2,802	7,624	10,426	206		2,802	7,830	10,632	(3,334)	07/21/05	1987
Twin Oaks Valley Road	2	—	1,815	7,855	9,670	168		1,815	8,023	9,838	(2,798)	07/21/05	1978-1988
Meyer Canyon	1	—	5,314	9,929	15,243	1,431		5,609	11,065	16,674	(3,589)	06/30/06	2001
Mira Loma	1	—	7,919	6,668	14,587	303		7,919	6,971	14,890	(2,316)	12/23/08	1997
Sycamore Canyon	2	—	6,356	36,088	42,444	1,671		6,356	37,759	44,115	(13,722)	09/09/09	2007
Colombard Ct	1	1,831	1,264	3,237	4,501	(439)	(2)	1,264	2,798	4,062	(1,486)	07/29/10	1990
E Airport Drive	1	—	905	2,744	3,649	(205)	(2)	905	2,539	3,444	(1,139)	12/23/10	1990
Truck Courts	3	—	26,392	17,267	43,659	145		26,392	17,412	43,804	(5,946)	12/29/10	1971-1988
Haven A	1	4,762	5,783	19,578	25,361	(2,292)	(2)	5,783	17,286	23,069	(4,141)	12/31/10	2001
Haven G	1	873	479	1,131	1,610	(192)	(2)	479	939	1,418	(238)	12/31/10	2003
6th and Rochester	1	2,024	3,088	6,120	9,208	(766)	(2)	3,088	5,354	8,442	(1,808)	01/04/11	2001
Palmyrita	2	5,573	3,355	8,665	12,020	(519)	(2)	3,355	8,146	11,501	(2,280)	01/11/11	2006
Central Avenue	1	—	3,898	4,642	8,540	1,618		3,898	6,260	10,158	(2,151)	01/27/11	2011
Byron Road	1	—	2,042	2,715	4,757	1,438		2,042	4,153	6,195	(1,566)	04/15/11	1972
Slover	2	—	28,025	45,505	73,530	21		28,024	45,527	73,551	(8,002)	07/28/11	2013-2014
White Birch	1	—	5,081	6,177	11,258	1,240		5,081	7,417	12,498	(2,679)	07/03/12	1984
Pomona Blvd	4	—	6,524	9,630	16,154	2,833		6,524	12,463	18,987	(3,624)	10/31/12	1987-1988
Air Freight Portfolio	3	—	29,978	48,469	78,447	3,088		29,926	51,609	81,535	(9,397)	11/15/12	1993-2004
Sampson	1	—	4,848	6,277	11,125	(110)	(2)	4,848	6,167	11,015	(1,426)	03/20/13	2000
Painter	2	—	8,529	12,546	21,075	852		8,529	13,398	21,927	(2,225)	03/20/13	1966
4th Street	1	—	3,349	6,790	10,139	342		3,348	7,133	10,481	(1,530)	10/15/13	1988
Arthur	1	—	4,043	6,063	10,106	1,361		4,043	7,424	11,467	(2,345)	11/27/13	1979
Rutherford Rd	1	—	5,097	8,653	13,750	1,046		5,097	9,699	14,796	(1,887)	09/29/14	1999
E. Victoria St	1	—	6,010	6,360	12,370	86		6,009	6,447	12,456	(1,317)	11/26/14	1970
Desoto Place	1	—	2,255	4,339	6,594	129		2,255	4,468	6,723	(1,286)	07/01/11	1982
Rialto Logistics Center	1	—	19,231	41,504	60,735	528		19,231	42,032	61,263	(4,465)	12/14/12	2015
Mt Vernon Business Park	2	—	8,046	17,710	25,756	6		8,046	17,716	25,762	(1,223)	08/18/16	2008
Jurupa Ranch	1	—	24,375	42,229	66,604	(141)	(2)	24,375	42,088	66,463	(2,905)	08/19/13	2016
Miraloma Ave	1	—	26,775	30,224	56,999	36		26,773	30,262	57,035	(626)	08/14/17	2002
TOTAL SOUTHERN CALIFORNIA MARKET	50	23,572	278,280	466,042	744,322	21,851		278,518	487,655	766,173	(111,490)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2017
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
Unallocated capitalized costs	0	—	—	—	—	—		2	1,198	1,200	—
SUB TOTAL CONSOLIDATED OPERATING PROPERTIES	393	156,978	998,325	2,981,804	3,980,129	267,913		999,092	3,250,150	4,249,242	(917,863)
Shelby 5	1	—	2,091	16,312	18,403	3,737		2,091	20,049	22,140	(7,489)	3/7/2005	1997
4021 Pike Lane	1	—	1,114	3,891	5,005	(89)	(2)	1,113	3,802	4,915	(1,314)	6/9/2006	1982
Deltapoint	1	—	2,300	24,436	26,736	7,928		2,299	32,365	34,664	(11,078)	6/29/2007	2006
860 Marine	1	—	2,764	17,419	20,183	517		2,764	17,936	20,700	(3,500)	5/10/2013	1994
7245 S. Harl Avenue	1	—	506	2,792	3,298	101		506	2,892	3,398	(788)	10/17/2014	1982
Assets held for sale	5	—	8,775	64,850	73,625	12,194		8,773	77,044	85,817	(24,169)
10000 East 45th Avenue	1	—	2,658	12,942	15,600	189		2,659	13,130	15,789	(601)	11/15/2016	2003
17801 East 40th Avenue	1	—	816	4,466	5,282	36		843	4,475	5,318	(370)	4/21/2017	2003
1101 W. Airport Road	1	—	13,375	34,074	47,449	117		13,411	34,155	47,566	—	12/21/2017	2017
Value-add acquisitions	3	—	16,849	51,482	68,331	342		16,913	51,760	68,673	(971)
6550 Hazeltine National Drive	1	—	1,716	7,144	8,860	621		1,721	7,760	9,481	—	8/15/2017	2004
Properties under redevelopment	1	—	1,716	7,144	8,860	621		1,721	7,760	9,481	—
DCT Stockyards Industrial Center	1	—	1,773	—	1,773	12,150		2,845	11,079	13,924	—
DCT Greenwood	1	—	1,900	—	1,900	7,868		1,976	7,793	9,769	—
DCT Miller Road	1	—	2,234	—	2,234	13,332		2,250	13,316	15,566	(213)
DCT DFW Trade Center	1	—	1,510	—	1,510	6,778		1,510	6,778	8,288	—
DCT Terrapin Commerce Center Building I	0	—	3,787	—	3,787	5,102		3,795	5,094	8,889	—
DCT Terrapin Commerce Center Building II	0	—	2,810	—	2,810	3,248		2,818	3,240	6,058	—
DCT Williams Corporate Center	0	—	5,533	—	5,533	3,295		5,548	3,280	8,828	—
Blair Logistics Center Building A	0	—	14,288	—	14,288	9,696		14,462	9,521	23,983	—
DCT Rail Center 225, B	0	—	2,453	—	2,453	4,041		2,477	4,017	6,494	—
DCT Freeport West Building II	0	—	1,385	—	1,385	713		1,386	712	2,098	—
DCT Freeport West Building III	0	—	1,029	—	1,029	477		1,030	476	1,506	—
DCT Rockline Commerce Center Building I	0	—	1,760	—	1,760	4,603		1,765	4,599	6,364	—
DCT Rockline Commerce Center Building II	0	—	3,509	—	3,509	4,671		3,519	4,661	8,180	—
DCT PetroPort Building A	0	—	883	—	883	2,325		927	2,281	3,208	—
DCT PetroPort Building B	0	—	1,612	—	1,612	4,814		1,692	4,735	6,427	—
Hudson Distribution Center	0	—	6,917	—	6,917	1,882		6,917	1,882	8,799	—
DCT Midline Commerce Center	0	—	9,525	791	10,316	7,854		9,526	8,645	18,171	—
DCT RiverWest Distribution Center Phase II	0	—	4,575	—	4,575	294		4,600	268	4,868	—
2560 White Oak Expansion	0	—	778	—	778	592		778	591	1,369	—
DCT Summit Distribution Center	1	—	2,115	—	2,115	9,668		2,102	9,681	11,783	—
DCT Commerce Center Building D	0	—	3,969	—	3,969	8,559		3,971	8,557	12,528	—

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollar amounts in thousands)

			Initial Cost to Company(4)					Gross Amount Carried at 12/31/2017
Property	Number of Buildings	Encum-brances(5)	Land	Building & Improvements(1)	Total Costs	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements(1)	Total Costs(3)(6)	Accumulated Depreciation(6)	Acquisition Date	Year Built
DCT Commerce Center Building C	1	—	4,088	—	4,088	11,869		4,089	11,867	15,956	(139)
DCT Commerce Center Building E	0	—	4,583	—	4,583	14,003		4,584	14,002	18,586	—
Seneca Commerce Center Building I	0	—	1,421	—	1,421	10,246		5,267	6,400	11,667	—
Seneca Commerce Center Building IV	0	—	5,240	—	5,240	(1,464)	(2)	3,015	762	3,777	—
DCT Arbor Avenue	0	—	3,268	—	3,268	40,139		3,290	40,116	43,406	—
Properties under development	6	—	92,945	791	93,736	186,755		96,139	184,353	280,492	(352)
Seneca Commerce Center Building II	0	—	1,222	—	1,222	1,577		1,765	1,034	2,799	—
Seneca Commerce Center Building III	0	—	1,137	—	1,137	1,537		1,680	994	2,674	—
DCT Airport Distribution Center Building E	0	—	921	—	921	686		919	688	1,607	—
DCT Airport Distribution Center Building F	0	—	993	—	993	508		991	510	1,501	—
DCT Airport Distribution Center Building G	0	—	2,236	—	2,236	163		2,235	164	2,399	—
Blair Logistics Center Building B	0	—	11,256	—	11,256	2,428		11,410	2,275	13,685	—
DCT 167 Landing Building A	0	—	4,427	—	4,427	320		4,431	316	4,747	—
DCT 167 Landing Building B	0	—	1,694	—	1,694	144		1,696	142	1,838	—
DCT Monster Road Distribution Center	0	—	8,986	—	8,986	219		9,003	202	9,205	—
DCT RiverWest Distribution Center Phase III	0	—	4,954	—	4,954	58		4,974	38	5,012	—
Blair Logistics Center Storage Yard	0	—	2,940	—	2,940	443		3,186	197	3,383	—
Stonefield Industrial Park - Land	0	—	4,958	—	4,958	(932)	(2)	4,020	6	4,026	—
DCT Jurupa Ranch Land	0	—	2,733	—	2,733	300		2,733	300	3,033	—
Properties in pre-development including land held	0	—	48,457	—	48,457	7,451		49,043	6,866	55,909	—
GRAND TOTAL CONSOLIDATED	408	$156,978	$1,167,067	$3,106,071	$4,273,138	$475,276		$1,171,681	$3,577,933	$4,749,614	$(943,355)

(See footnotes on next page)

(1)	Included in Building & Improvements are intangible lease assets and construction in progress.

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

(3)	As of December 31, 2017, the aggregate cost for federal income tax purposes of investments in real estate was approximately $4.3 billion.

(4)	For properties developed by DCT, development costs capitalized prior to substantial completion of the properties are included in Initial Costs to Company.

(5)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2017:

Total per Schedule III	$156,978
Unencumbered mortgage note	2,153
Deferred loan costs, net of amortization	(242)
Premiums, net of amortization	1,240
Total mortgage notes	$160,129

(6)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2017 is as follows:

Investments in properties:
Balance at beginning of year	$4,429,473
Acquisition of properties	191,509
Improvements, including development properties	258,477
Divestiture of properties	(95,584)
Improvements, intangibles and tenant leasing cost write-offs	(33,977)
Impairments	(1,221)
Unallocated capitalized costs	1,200
Other adjustments	(263)
Balance at end of year, including held for sale	$4,749,614
Assets held for sale	(85,817)
Balance at end of year, excluding held for sale	$4,663,797
Accumulated depreciation and amortization:
Balance at beginning of year	$(839,773)
Depreciation and amortization expense	(168,655)
Divestiture of properties	31,020
Improvements, intangibles and tenant leasing cost write-offs	33,977
Other adjustments	76
Balance at end of year, including held for sale	$(943,355)
Assets held for sale	24,169
Balance at end of year, excluding held for sale	$(919,186)