Form 10-Q
period 2018-03-31
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2018-05-04
CIK 1170991, 1604042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
As of April 27, 2018, 94,179,468 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

1

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2018 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of March 31, 2018, DCT owned approximately 96.7% of the outstanding equity interests in the Operating Partnership.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 3.3% of the Operating Partnership were owned by executives and non-affiliated limited partners as of March 31, 2018.
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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share information)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Land	$1,172,654	$1,162,908
Buildings and improvements	3,336,574	3,284,976
Intangible lease assets	60,791	65,919
Construction in progress	162,794	149,994
Total investment in properties	4,732,813	4,663,797
Less accumulated depreciation and amortization	(947,731)	(919,186)
Net investment in properties	3,785,082	3,744,611
Investments in and advances to unconsolidated joint ventures	73,691	72,231
Net investment in real estate	3,858,773	3,816,842
Cash and cash equivalents	12,371	10,522
Restricted cash	68,613	14,768
Straight-line rent and other receivables, net of allowance for doubtful accounts of $413 and $425, respectively	81,980	80,119
Other assets, net	30,958	25,740
Assets held for sale	3,146	62,681
Total assets	$4,055,841	$4,010,672

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$95,020	$115,150
Distributions payable	35,182	35,070
Tenant prepaids and security deposits	37,174	34,946
Other liabilities	36,511	34,172
Intangible lease liabilities, net	17,915	18,482
Line of credit	264,000	234,000
Senior unsecured notes	1,328,576	1,328,225
Mortgage notes	158,350	160,129
Liabilities related to assets held for sale	91	1,035
Total liabilities	1,972,819	1,961,209

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 94,075,171 and 93,707,264 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	941	937
Additional paid-in capital	2,999,304	2,985,122
Distributions in excess of earnings	(1,005,434)	(1,022,605)
Accumulated other comprehensive loss	(7,352)	(11,893)
Total stockholders’ equity	1,987,459	1,951,561
Noncontrolling interests	95,563	97,902
Total equity	2,083,022	2,049,463
Total liabilities and equity	$4,055,841	$4,010,672

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Rental revenues	$109,423	$105,424
Institutional capital management and other fees	384	472
Total revenues	109,807	105,896

OPERATING EXPENSES:
Rental expenses	10,239	9,462
Real estate taxes	16,724	16,766
Real estate related depreciation and amortization	41,232	41,605
General and administrative	7,464	7,192
Casualty loss (gain)	5	(270)
Total operating expenses	75,664	74,755
Operating income	34,143	31,141

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	1,077	1,516
Gain on dispositions of real estate interests	32,190	26
Interest expense	(16,050)	(16,755)
Interest and other income (expense)	34	(5)
Impairment loss on land	(371)	—
Income tax expense and other taxes	(81)	(134)
Consolidated net income of DCT Industrial Trust Inc.	50,942	15,789
Net income attributable to noncontrolling interests	(2,119)	(830)
Net income attributable to common stockholders	48,823	14,959
Distributed and undistributed earnings allocated to participating securities	(271)	(161)
Adjusted net income attributable to common stockholders	$48,552	$14,798

NET EARNINGS PER COMMON SHARE:
Basic	$0.52	$0.16
Diluted	$0.52	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	93,812	91,751
Diluted	93,837	91,884

Distributions declared per common share	$0.36	$0.31

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Consolidated net income of DCT Industrial Trust Inc.	$50,942	$15,789
Other comprehensive income:
Net derivative gain on cash flow hedging instruments	3,655	361
Net reclassification adjustment on cash flow hedging instruments	1,100	1,486
Other comprehensive income	4,755	1,847
Comprehensive income	55,697	17,636
Comprehensive income attributable to noncontrolling interests	(2,333)	(899)
Comprehensive income attributable to common stockholders	$53,364	$16,737

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehen- sive Loss	Non-controlling Interests
		Shares	Amount
Balance at December 31, 2017	$2,049,463	93,707	$937	$2,985,122	$(1,022,605)	$(11,893)	$97,902
Cumulative effect of revenue accounting change (Note 2)	2,256	—	—	—	2,256	—	—
Net income	50,942	—	—	—	48,823	—	2,119
Other comprehensive income	4,755	—	—	—	—	4,541	214
Issuance of common stock, net of offering costs	10,769	191	2	10,767	—	—	—
Issuance of common stock, stock-based compensation plans	(907)	28	1	(908)	—	—	—
Amortization of stock-based compensation	1,869	—	—	440	—	—	1,429
Distributions to common stockholders and noncontrolling interests	(35,413)	—	—	—	(33,908)	—	(1,505)
Capital contributions from noncontrolling interests	443	—	—	—	—	—	443
Redemptions of noncontrolling interests	(1,155)	149	1	3,883	—	—	(5,039)
Balance at March 31, 2018	$2,083,022	94,075	$941	$2,999,304	$(1,005,434)	$(7,352)	$95,563

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$50,942	$15,789
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	41,232	41,605
Gain on dispositions of real estate interests	(32,190)	—
Distributions of earnings from unconsolidated joint ventures	1,611	1,671
Equity in earnings of unconsolidated joint ventures, net	(1,077)	(1,516)
Impairment loss on land	371	—
Stock-based compensation	1,569	1,426
Casualty gain (loss)	5	(270)
Straight-line rent	(1,634)	(3,392)
Other	1,180	1,338
Changes in operating assets and liabilities:
Other receivables and other assets	(2,385)	250
Accounts payable, accrued expenses and other liabilities	(10,601)	(4,703)
Net cash provided by operating activities	49,023	52,198
INVESTING ACTIVITIES:
Real estate acquisitions	(14,653)	(9,963)
Capital expenditures and development activities	(78,093)	(49,478)
Proceeds from dispositions of real estate investments	98,740	—
Investments in unconsolidated joint ventures	(127)	(3,727)
Proceeds from casualties	—	270
Distributions of investments in unconsolidated joint ventures	383	503
Other investing activities	(1,737)	(2,943)
Net cash provided by (used in) investing activities	4,513	(65,338)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	45,000	93,000
Repayments of senior unsecured revolving line of credit	(15,000)	(61,000)
Proceeds from senior unsecured notes	—	51,940
Repayments of senior unsecured notes	—	(25,000)
Principal payments on mortgage notes	(1,694)	(27,954)
Net settlement on issuance of stock-based compensation awards	(907)	(730)
Proceeds from issuance of common stock	10,963	10,729
Offering costs for issuance of common stock and OP Units	(194)	(464)
Redemption of noncontrolling interests	(1,155)	(780)
Dividends to common stockholders	(33,779)	(28,402)
Distributions paid to noncontrolling interests	(1,522)	(1,310)
Contributions from noncontrolling interests	443	80
Other financing activity	—	(608)
Net cash provided by financing activities	2,155	9,501
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	55,691	(3,639)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	25,845	18,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$81,536	$14,435

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$14,574	$14,264
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$10,145	$7,623
Redemptions of OP Units settled in shares of common stock	$3,884	$1,518
Increase in dividends declared and not paid	$(112)	$(123)
Decrease in capital expenditures accruals	$7,816	$6,088
Capitalized stock compensation	$300	$340
 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Land	$1,172,654	$1,162,908
Buildings and improvements	3,336,574	3,284,976
Intangible lease assets	60,791	65,919
Construction in progress	162,794	149,994
Total investment in properties	4,732,813	4,663,797
Less accumulated depreciation and amortization	(947,731)	(919,186)
Net investment in properties	3,785,082	3,744,611
Investments in and advances to unconsolidated joint ventures	73,691	72,231
Net investment in real estate	3,858,773	3,816,842
Cash and cash equivalents	12,371	10,522
Restricted cash	68,613	14,768
Straight-line rent and other receivables, net of allowance for doubtful accounts of $413 and $425, respectively	81,980	80,119
Other assets, net	30,958	25,740
Assets held for sale	3,146	62,681
Total assets	$4,055,841	$4,010,672

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$95,020	$115,150
Distributions payable	35,182	35,070
Tenant prepaids and security deposits	37,174	34,946
Other liabilities	36,511	34,172
Intangible lease liabilities, net	17,915	18,482
Line of credit	264,000	234,000
Senior unsecured notes	1,328,576	1,328,225
Mortgage notes	158,350	160,129
Liabilities related to assets held for sale	91	1,035
Total liabilities	1,972,819	1,961,209

Partners' Capital:
General Partner:
OP Units, 973,166 and 969,565 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	20,748	20,467
Limited Partners:
OP Units, 96,343,447 and 95,986,961 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,054,071	2,026,234
Accumulated other comprehensive loss	(7,604)	(12,303)
Total partners' capital	2,067,215	2,034,398
Noncontrolling interests	15,807	15,065
Total capital	2,083,022	2,049,463
Total liabilities and capital	$4,055,841	$4,010,672

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per unit information)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Rental revenues	$109,423	$105,424
Institutional capital management and other fees	384	472
Total revenues	109,807	105,896

OPERATING EXPENSES:
Rental expenses	10,239	9,462
Real estate taxes	16,724	16,766
Real estate related depreciation and amortization	41,232	41,605
General and administrative	7,464	7,192
Casualty loss (gain)	5	(270)
Total operating expenses	75,664	74,755
Operating income	34,143	31,141

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	1,077	1,516
Gain on dispositions of real estate interests	32,190	26
Interest expense	(16,050)	(16,755)
Interest and other income (expense)	34	(5)
Impairment loss on land	(371)	—
Income tax expense and other taxes	(81)	(134)
Consolidated net income of DCT Industrial Operating Partnership LP	50,942	15,789
Net income attributable to noncontrolling interests	(388)	(233)
Net income attributable to OP Unitholders	50,554	15,556
Distributed and undistributed earnings allocated to participating securities	(271)	(161)
Adjusted net income attributable to OP Unitholders	$50,283	$15,395

NET EARNINGS PER OP UNIT:
Basic	$0.52	$0.16
Diluted	$0.52	$0.16

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	97,135	95,416
Diluted	97,160	95,549

Distributions declared per OP Unit	$0.36	$0.31

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Consolidated net income of DCT Industrial Operating Partnership LP	$50,942	$15,789
Other comprehensive income:
Net derivative gain on cash flow hedging instruments	3,655	361
Net reclassification adjustment on cash flow hedging instruments	1,100	1,486
Other comprehensive income	4,755	1,847
Comprehensive income	55,697	17,636
Comprehensive income attributable to noncontrolling interests	(444)	(247)
Comprehensive income attributable to OP Unitholders	$55,253	$17,389

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
(unaudited, in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non-controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2017	$2,049,463	970	$20,467	95,987	$2,026,234	$(12,303)	$15,065
Cumulative effect of revenue accounting change (Note 2)	2,256	—	23	—	2,233	—	—
Net income	50,942	—	506	—	50,048	—	388
Other comprehensive income	4,755	—	—	—	—	4,699	56
Issuance of OP Units, net of selling costs	10,769	—	—	191	10,769	—	—
Issuance of OP Units, share-based compensation plans	(907)	—	—	190	(907)	—	—
Amortization of share-based compensation	1,869	—	—	—	1,869	—	—
Distributions to OP Unitholders and noncontrolling interests	(35,413)	—	(352)	—	(34,858)	—	(203)
Capital contributions from noncontrolling interests	443	—	—	—	—	—	443
Redemption of limited partner OP Units, net	(1,155)	—	—	(21)	(1,213)	—	58
Conversion of limited partner OP Units to OP Units of general partner	—	4	104	(4)	(104)	—	—
Balance at March 31, 2018	$2,083,022	974	$20,748	96,343	$2,054,071	$(7,604)	$15,807

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$50,942	$15,789
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	41,232	41,605
Gain on dispositions of real estate interests	(32,190)	—
Distributions of earnings from unconsolidated joint ventures	1,611	1,671
Equity in earnings of unconsolidated joint ventures, net	(1,077)	(1,516)
Impairment loss on land	371	—
Share-based compensation	1,569	1,426
Casualty gain (loss)	5	(270)
Straight-line rent	(1,634)	(3,392)
Other	1,180	1,338
Changes in operating assets and liabilities:
Other receivables and other assets	(2,385)	250
Accounts payable, accrued expenses and other liabilities	(10,601)	(4,703)
Net cash provided by operating activities	49,023	52,198
INVESTING ACTIVITIES:
Real estate acquisitions	(14,653)	(9,963)
Capital expenditures and development activities	(78,093)	(49,478)
Proceeds from dispositions of real estate investments	98,740	—
Investments in unconsolidated joint ventures	(127)	(3,727)
Proceeds from casualties	—	270
Distributions of investments in unconsolidated joint ventures	383	503
Other investing activities	(1,737)	(2,943)
Net cash provided by (used in) investing activities	4,513	(65,338)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	45,000	93,000
Repayments of senior unsecured revolving line of credit	(15,000)	(61,000)
Proceeds from senior unsecured notes	—	51,940
Repayments of senior unsecured notes	—	(25,000)
Principal payments on mortgage notes	(1,694)	(27,954)
Net settlement on issuance of share-based compensation awards	(907)	(730)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	10,769	10,265
OP Unit redemptions	(1,155)	(780)
Distributions paid on OP Units	(35,098)	(29,631)
Distributions paid to noncontrolling interests	(203)	(81)
Contributions from noncontrolling interests	443	80
Other financing activity	—	(608)
Net cash provided by financing activities	2,155	9,501
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	55,691	(3,639)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	25,845	18,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$81,536	$14,435

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$14,574	$14,264
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$10,145	$7,623
Decrease increase in capital expenditures accruals	$7,816	$6,088
Capitalized stock compensation	$300	$340

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2018, DCT owned approximately 96.7% of the outstanding equity interests in the Operating Partnership.
As of March 31, 2018, the Company owned interests in approximately 73.7 million square feet of properties leased to approximately 840 customers, including:

•	63.3 million square feet comprising 393 consolidated operating properties, including five properties totaling 101,000 square feet classified as held for sale, that were 97.7% occupied;

•	1.7 million square feet comprising six consolidated properties developed by DCT which are shell-construction complete and in lease-up;

•	0.1 million square feet comprising one consolidated property under redevelopment;

•	1.0 million square feet comprising four consolidated value-add acquisitions; and

•	7.6 million square feet comprising 21 unconsolidated properties that were 99.2% occupied and which we operated on behalf of two unconsolidated joint ventures.
In addition, the Company has 20 projects under construction and 13 projects in pre-development. See “Note 3 – Investment in Properties” for further details related to our development activity.

Note 2 – Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2017 and related notes thereto included in our Form 10-K filed on February 16, 2018.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that these short-term instruments are not exposed to any significant credit risk. Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions. As of March 31, 2018, approximately $67.4 million of restricted cash was included in “Cash, Cash Equivalents and Restricted Cash” in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows (in thousands):

	As of March 31,
	2018	2017
Cash and cash equivalents	$12,371	$12,353
Restricted cash	68,613	1,651
Restricted cash included in Other assets, net(1)	552	431
Total cash, cash equivalents and restricted cash	$81,536	$14,435

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
We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $1.6 million and $3.4 million for the three months ended March 31, 2018, and 2017, respectively.
If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant generally is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into rental revenues over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of rental revenue over the lease term. Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company generally has control for fulfillment of services and other costs that are reimbursable, with respect to purchasing goods and services from third party suppliers. Tenant recovery income recognized as “Rental revenues” was approximately $26.9 million and $25.9 million for the three months ended March 31, 2018 and 2017, respectively. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.
In connection with property acquisitions qualifying as asset acquisitions or business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.7 million for the three months ended March 31, 2018 and 2017.
Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. Early lease termination fees were approximately $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.
We earn revenues from asset management fees, acquisition fees, property management fees and fees for other services pursuant to joint venture and other third-party agreements. These are included in our Consolidated Statements of Operations in “Institutional capital management and other fees.” We recognize revenues from asset management fees, acquisition fees, property management fees and fees for other services when the related underlying performance obligations to the customer are satisfied, which is when the services are performed.

New Accounting Standards
New Accounting Standards Adopted
In May 2014, FASB issued ASU 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), that requires companies to recognize revenue from contracts with customers based upon the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The FASB subsequently issued additional ASUs which improve guidance and provide clarification of the new standard. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company adopted the standard effective January 1, 2018 and utilized the modified retrospective transition method.
Given the nature of our business, our primary revenue stream is from relatively short-term operating leases with tenants. Additionally, our historical property dispositions have been cash sales with no contingencies and no future involvement in the property operations. Our revenues that are under the scope of ASU 2014-09 are related to our asset management fees, acquisition fees, property management fees and fees for other services pursuant to joint venture and other third-party agreements, which are included in our Consolidated Statements of Operations in “Institutional capital management and other fees" as shown below:

	As of March 31,
	2018	2017
Rental revenues	$109,423	$105,424
Institutional capital management and other fees	384	472
Total revenues	$109,807	$105,896
Substantially all of our revenues are generated from lease rentals, which fall under the scope of the new lease accounting ASU discussed below in New Accounting Standards Issued but not yet Adopted. We are still evaluating the treatment of nonlease components in our leases that primarily relate tenant recovery income for such items as common area maintenance expenses, which are also under the scope of the new lease accounting ASU.
As a result of adoption, the total impact to our financial statements in the first quarter of 2018 was a cumulative adjustment recorded as an increase of $2.3 million to “Investments in and advances to unconsolidated joint ventures” and a decrease to “Distributions in excess of earnings” related to the de-recognition of deferred gains related to a previous contributions of real estate properties into our joint ventures. No other material impacts to the Consolidated Financial Statements and related disclosures or internal control environment were identified upon adoption.

New Accounting Standards Issued but not yet Adopted
In February 2016, the FASB issued an ASU that modifies existing accounting standards for lease accounting. The new standard requires a lessee to record a lease asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Leases in which we are the lessors will be accounted as sales-type leases, direct financing leases or operating leases. Revenue related to the lease components of a lease contract will be recognized on a straight-line basis. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for fiscal years beginning after December 15, 2016.
The Company has a limited number of office and ground leases which will require further evaluation by the Company, but we anticipate they will be treated as operating leases, which will result in the Company recording a lease liability for our obligation for payments over the remaining lease term and an offsetting right-of-use asset in our Consolidated Balance Sheets. As disclosed in our annual Consolidated Financial Statements as of December 31, 2017 and related notes thereto included in our Form 10-K, we had $18.9 million of future noncancelable lease payments primarily related to our office and ground leases that will be required to be recorded on our Consolidated Balance Sheets. Our operating leases for which we are the lessee will generally have an expense pattern consistent with our historical recognition for operating leases. We don't anticipate the impact of the lease accounting ASU for leases in which we are the lessee to have a material impact on our Consolidated Financial Statements.
Leases in which we are the lessor will continue to be accounted for as operating leases with minimal impact on the Company's financial condition or results of operation; however, this standard may impact the timing of recognition and disclosures related to our tenant recovery income earned from leasing our consolidated operating properties. As such, we are currently evaluating the impact of nonlease components such as tenant recovery income. Additionally, the standard only allows for the capitalization of the initial direct costs that would have been incurred if the lease had not been obtained. The adoption of this guidance will impact our current policy regarding the capitalization of internal direct costs related to the successful origination of new leases and likely will reduce the amount of costs we currently capitalize for new leases. During the three months ended March 31, 2018, we capitalized $0.8 million of internal direct costs related to successful origination of new leases.
We are currently evaluating the impacts of the new lease standard, which includes taking inventory of leases in which we are the lessee, changing internal policies and processes with regards to the cost to obtain leases, evaluating the appropriate accounting treatment for nonlease elements in which we are the lessor and evaluating the impact on our internal controls. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with an option to use certain transition relief. The Company expects to adopt this standard effective January 1, 2019.
Note 3 – Investment in Properties
Our consolidated investment in properties consists of our operating portfolio, value-add acquisitions, properties under development, properties in pre-development, redevelopment properties and land held for development or other purposes. The historical cost of our investment in properties was (in thousands):

	As of March 31, 2018	As of December 31, 2017
Operating portfolio	$4,261,599	$4,249,242
Properties under development	320,062	280,492
Properties in pre-development	60,412	51,883
Properties under redevelopment(1)	9,838	9,481
Value-add acquisitions(2)	77,246	68,673
Land held(3)	3,656	4,026
Total investment in properties	4,732,813	4,663,797
Less accumulated depreciation and amortization	(947,731)	(919,186)
Net investment in properties	$3,785,082	$3,744,611

(1)
Represents properties out of service while significant physical renovation of the property is underway or while the property is in lease-up subsequent to such renovation. May include properties taken out of service to change the properties' use and/or enhance its functionality.

(2)	Consolidated properties that were acquired and upon acquisition met either of the following criteria:

•	Occupancy of less than 75% upon acquisition; or

•	Occupancy of less than 75% expected to occur due to known move-outs within 24 months of the acquisition date.

Consolidated properties that were acquired vacant or with known move-outs within 24 months of the acquisition date with the intention to have the property out of service for significant physical renovations are classified as redevelopment properties.

(3)	Land held that is not intended to be improved or developed in the near future.
Acquisition Activity
During the three months ended March 31, 2018, we acquired one building totaling approximately 37.0 thousand square feet located in our Northern California market for a total purchase price of approximately $7.1 million. The building is classified as a Value-Add Acquisition as it was acquired via a sale-leaseback transaction with a short lease that expires on August 31, 2018.
Development Activity
Our properties under development include the following:

•
Six buildings in our Chicago, Dallas, Denver and Northern California markets totaling approximately 1.7 million square feet that we completed shell-construction as of March 31, 2018 with cumulative costs to date of approximately $106.8 million. These properties are 15.2% leased and occupied based on weighted average square feet as of March 31, 2018.

•	Twenty projects under construction totaling approximately 4.2 million square feet with cumulative costs to date of approximately $213.3 million.
During the three months ended March 31, 2018, we acquired approximately 9.2 acres of land for development in our Southern California market for approximately $7.3 million.
Disposition Activity
During the three months ended March 31, 2018, we sold six consolidated operating properties totaling approximately 1.9 million square feet from our Atlanta, Charlotte, Memphis, Northern California and Phoenix markets to third-parties for gross proceeds of approximately $100.9 million. We recognized gains of approximately $32.2 million on the disposition of these properties.
Impairment Loss on Land
During the three months ended March 31, 2018, the Company recognized a $0.4 million impairment loss on land held and used. Located in Reno, Nevada, the land was being held for future development. The land is currently under contract and in due diligence. Based on the Company’s intent to sell and various market estimates, we recorded an impairment to recognize the land at estimated fair value, which was primarily based on level 3 fair value inputs.
Intangible Lease Assets and Liabilities
Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2 – Summary of Significant Accounting Policies” for additional information) was approximately $2.2 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively. Our intangible lease assets and liabilities included the following (in thousands):

	As of March 31, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$57,657	$(34,125)	$23,532	$62,785	$(37,114)	$25,671
Above market rent	$3,134	$(1,870)	$1,264	$3,134	$(1,756)	$1,378
Below market rent	$(28,624)	$10,709	$(17,915)	$(28,883)	$10,401	$(18,482)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures
We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of March 31, 2018		Investments in and Advances to as of
	Ownership Percentage	Number of Buildings	March 31, 2018	December 31, 2017
Unconsolidated Joint Ventures
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$38,595	$36,630
TRT-DCT Venture III	10.0%	—	220	220
Total Institutional Joint Ventures		13	38,815	36,850
Other:
SCLA(1)	50.0%	8	34,876	35,381
Total		21	$73,691	$72,231

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

Note 5 – Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
As of March 31, 2018, and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings:(1)
Senior unsecured revolving credit facility	$264,000	$264,000	$234,000	$234,000
Fixed rate debt(2)	$1,368,622	$1,390,321	$1,370,421	$1,419,518
Variable rate debt	$125,000	$122,125	$125,000	$123,020

Interest rate contracts:
Interest rate swap asset(3)	$7,387	$7,387	$3,866	$3,866

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

(3)
The fair values of our interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows based on an expectation of future interest rates derived from Level 2 observable market interest rate curves. The asset or liability is included in “Other assets, net” or “Other liabilities,” respectively, in our Consolidated Balance Sheets.

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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rate swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2018, and December 31, 2017, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.4 million for both periods presented.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. During December 2017, we amended the senior unsecured term loan, lowering our margin to between .90% to 1.75% per annum effective January 1, 2018. The interest rate swap effectively fixes the interest rate on the related debt instrument at 2.81%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. As of March 31, 2018, and December 31, 2017, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest rate swap.
The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain recognized in OCI for derivatives	$3,655	$361
Amount of loss reclassified from accumulated OCI for derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(1,100)	$(1,486)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$(30)

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $2.9 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness
As of March 31, 2018, our outstanding indebtedness of approximately $1.8 billion consisted of senior unsecured notes, bank unsecured credit facilities and mortgage notes, excluding approximately $51.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of senior unsecured notes, bank unsecured credit facilities and mortgage notes, excluding approximately $51.9 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of March 31, 2018, the gross book value of our consolidated properties was approximately $4.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2017, the gross book value of our consolidated properties was approximately $4.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. Our debt has various covenants with which we were in compliance as of March 31, 2018 and December 31, 2017.
Line of Credit
As of March 31, 2018, we had $264.0 million outstanding and $134.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2017, we had $234.0 million outstanding and $164.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.
Guarantee of Debt
DCT has guaranteed the Operating Partnership’s obligations with respect to the senior unsecured notes and the bank unsecured credit facilities.

Note 7 – Noncontrolling Interests
DCT
Noncontrolling interests are the portion of equity, or net assets, in a subsidiary not attributable, directly or indirectly, to a parent. Noncontrolling interests of DCT primarily represent limited partnership interests in the Operating Partnership and equity interests held by third party partners in consolidated real estate investments.
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

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership
DCT
Common Stock
As of March 31, 2018, approximately 94.1 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the three months ended March 31, 2018, we issued approximately 0.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $57.36 per share for proceeds of approximately $10.8 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of March 31, 2018, approximately 0.5 million shares of common stock remain available to be issued under the current offering.
During the three months ended March 31, 2018 and 2017, we issued approximately 28,000 and 31,000 shares of common stock in each corresponding period related to vested shares of restricted stock.

Operating Partnership
OP Units
For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.
As of March 31, 2018, and December 31, 2017, DCT owned approximately 96.7% and 96.6%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.
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
During the three months ended March 31, 2018, approximately 31,000 OP Units were redeemed, which were all in shares of DCT common stock. During the three months ended March 31, 2017, approximately 56,000 OP Units were redeemed for approximately $0.8 million in cash and approximately 40,000 shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “LTIP Units” below for a summary of LTIP Unit redemptions.
As of March 31, 2018, and December 31, 2017, there were approximately 3.2 million outstanding OP Units held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $182.6 million and $191.0 million based on the $56.34 and $58.78 per share closing price of DCT’s common stock on March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, included in OP Units were approximately 0.8 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended.
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
Restricted Stock
Holders of restricted stock have voting rights and rights to receive dividends equally along with common shares. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant, based on the closing price of our common stock, and amortized to compensation expense on a straight-line basis over the service period during which the stock vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the three months ended March 31, 2018, we granted approximately 29,000 shares of restricted stock to certain officers and employees at the weighted average fair market value of $58.05 per share.

LTIP Units
Pursuant to the Long-Term Incentive Plan, as amended, the Company may grant limited partnership interests in the Operating Partnership called LTIP Units. LTIP Units generally vest ratably over a period of four to five years, depending on the grant. In addition to vesting, the implied or actual value of DCT common stock or OP Units per share/unit must be greater than the grant date fair value of the LTIP Units to be redeemable, which is a based on a conversion ratio. As such, vested LTIP Units may be redeemed by the Company in cash or in shares of DCT common stock, at the discretion of the Company, for a maximum of a one-for-one basis with common shares based on the conversion ratio, subject to certain restrictions of the Partnership Agreement. LTIP Units receive distributions equally along with common shares. LTIP Unit equity compensation is amortized to compensation expense over the service period during which the units vest.
During the three months ended March 31, 2018, approximately 0.1 million LTIP Units were granted to certain senior executives, which vest over a four year period with fair value per LTIP Unit of $54.29 which totals approximately $7.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 18%, a weighted average risk-free interest rate of 2.51% and an assumed holding period of 5 years. During the three months ended March 31, 2018, approximately 118,000 vested LTIP Units were converted into approximately 118,000 shares of DCT common stock and approximately 21,000 vested LTIP Units were redeemed for approximately $1.2 million in cash. As of March 31, 2018, approximately 1.2 million LTIP Units were outstanding.

Note 9 – Net Earnings per Share/Unit
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
A participating security is defined by GAAP as an unvested share-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share/unit pursuant to the two-class method. Nonvested restricted stock, phantom stock and LTIP Units are considered participating securities as these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire.

DCT
The following table presents the computation of basic and diluted weighted average common shares outstanding (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Denominator
Weighted average common shares outstanding – basic	93,812	91,751
Effect of dilutive securities:
Stock options	25	133
Weighted average common shares outstanding – diluted	93,837	91,884

Operating Partnership
The following table presents the computation of basic and diluted weighted average OP Units outstanding (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Denominator
Weighted average OP Units outstanding – basic	97,135	95,416
Effect of dilutive securities:
Stock options	25	133
Weighted average OP Units outstanding – diluted	97,160	95,549

DCT and the Operating Partnership
Potentially Dilutive Shares
For the three months ended March 31, 2018 and 2017, DCT excluded from net earnings per diluted share the weighted average common share equivalents related to 3.3 million and 3.7 million OP Units, respectively, because their effect would be anti-dilutive.

Note 10 – Segment Information
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
The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of March 31, 2018	As of December 31, 2017
Segments:
East assets	$1,086,894	$1,125,085
Central assets	1,195,633	1,187,663
West assets	1,597,232	1,582,436
Total segment net assets	3,879,759	3,895,184
Non-segment assets:
Non-segment cash and cash equivalents	12,371	10,522
Other non-segment assets(1)	163,711	104,966
Total assets	$4,055,841	$4,010,672

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables, restricted cash and other assets.
The following table presents the rental revenues of our segments and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Three Months Ended March 31,
	2018	2017
East	$31,389	$31,661
Central	37,186	34,598
West	40,848	39,165
Rental revenues	109,423	105,424
Institutional capital management and other fees	384	472
Total revenues	$109,807	$105,896

The following table presents a reconciliation of our reported “Net income attributable to common stockholders” to our property NOI and property NOI of our segments (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$48,823	$14,959
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	1,731	597
Net income attributable to OP Unitholders	$50,554	$15,556
Net income attributable to noncontrolling interests of the Operating Partnership	388	233
Institutional capital management and other fees	(384)	(472)
Gain on dispositions of real estate interests	(32,190)	(26)
Real estate related depreciation and amortization	41,232	41,605
Casualty loss (gain)	5	(270)
General and administrative expense	7,464	7,192
Equity in earnings of unconsolidated joint ventures, net	(1,077)	(1,516)
Interest expense	16,050	16,755
Interest and other (income) expense	(34)	5
Impairment loss on land	371	—
Income tax expense and other taxes	81	134
Property NOI(1)	$82,460	$79,196

East	$24,227	$24,218
Central	26,367	24,510
West	31,866	30,468
Property NOI(1)	$82,460	$79,196

(1)
Property NOI is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty gains and losses, gain on dispositions of real estate interests, impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our overall financial performance since it excludes expenses which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

Note 11 – Assets Held for Sale
As of March 31, 2018, five properties in our Central operating segment were classified as held for sale and are reported at the lower of carrying value or estimated fair value less estimated cost to sell. We completed the sales of these properties in April 2018.
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

Proposed Merger with Prologis, Inc.

On April 29, 2018, the Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prologis, Inc. (“Prologis”) and Prologis, L.P. ("PLDOP"), pursuant to which the Company will be merged with and into Prologis, and the Operating Partnership will be merged into PLDOP. The merger consideration will be approximately $8.4 billion in a stock-for-stock transaction, including the assumption of debt. Under the terms of the Merger Agreement, DCT stockholders and OP Unitholders will receive 1.02 Prologis shares and limited partnership interests in PLDOP, respectively, for each DCT share or OP Unit they own.

The boards of directors of both companies have unanimously approved the transaction. The transaction, which is currently expected to close in the third quarter of 2018, is subject to the approval of DCT stockholders and other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
We make statements in this report that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	risks associated with our ability to consummate the merger and the timing and closing of the merger;

•	national, international, regional and local economic conditions;

•	the general level of interest rates and the availability of capital;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	defaults on or non-renewal of leases by tenants;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	the timing of acquisitions, dispositions and development;

•	natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;

•	energy costs;

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of March 31, 2018, DCT owned approximately 96.7% of the outstanding equity interests in the Operating Partnership.

Proposed Merger with Prologis, Inc.

On April 29, 2018, the Company and the Operating Partnership entered into a Merger Agreement with Prologis and PLDOP, pursuant to which the Company will be merged with and into Prologis (the “Company Merger”), and the Operating Partnership will be merged with and into PLDOP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”). The merger consideration will be approximately $8.4 billion in a stock-for-stock transaction, including the assumption of debt. Under the terms of the Merger Agreement, DCT stockholders and OP Unitholders will receive 1.02 Prologis shares and limited partnership interests in PLDOP, respectively, for each DCT share or OP Unit they own.

The boards of directors of both companies have unanimously approved the transaction. The transaction, which is currently expected to close in the third quarter of 2018, is subject to the approval of DCT stockholders and other customary closing conditions.
As of March 31, 2018, the Company owned interests in approximately 73.7 million square feet of properties leased to approximately 840 customers, including:

•	63.3 million square feet comprising 393 consolidated operating properties, including five properties totaling 101,000 square feet classified as held for sale, that were 97.7% occupied;

•	1.7 million square feet comprising six consolidated properties developed by DCT which are shell-construction complete and in lease-up;

•	0.1 million square feet comprising one consolidated property under redevelopment;

•	1.0 million square feet comprising four consolidated value-add acquisitions; and

•
7.6 million square feet comprising 21 unconsolidated properties that were 99.2% occupied and which we operated on behalf of one institutional capital management partner and an unconsolidated joint venture.

In addition, the Company has 20 projects under construction and 13 projects in pre-development. See “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties” for further details related to our development activity.
Our primary business objectives are to maximize long-term growth in Funds From Operations, or “FFO”, as defined on page 42, net asset value of our portfolio and total shareholder return. In our pursuit of these long-term objectives, we seek to:

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
In response to positive net absorption and lower market vacancy levels, rental rates are increasing in all of our markets. Rental concessions, such as free rent, remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during the remainder of 2018 to be higher than the rates on expiring leases.
New development, including speculative development, is present in most markets in response to strong tenant demand for high-quality space. However, construction remains rational in relation to net absorption in most markets and below historical peak levels. We expect that the operating environment will continue to be favorable for lessors given our positive outlook for market occupancy levels and rental rate growth.
We expect same-store net operating income to be higher in 2018 than it was in 2017, primarily as a result of the impact of increasing rental rates on leases signed in 2016 and 2017 compared to expiring leases.
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
Inflation
The U.S. economy has experienced low inflation over the past several years and as a result, inflation has not had a significant impact on our business. Moreover, most of our leases require the customers to pay their share of the cost to operate our properties, including real estate taxes, insurance and common area maintenance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, the majority of our leases expire within five years, which enables us to replace existing leases with new leases at then-existing market rates.
Summary of Significant Transactions and Activities for the Three Months Ended March 31, 2018

•	Acquisition Activities

•
During the three months ended March 31, 2018, we acquired one building totaling approximately 37.0 thousand square feet located in our Northern California market for a total purchase price of approximately $7.1 million and a projected investment of $8.5 million. The building is classified as a Value-Add Acquisition as it was acquired via a sale-leaseback transaction with a short lease that expires on August 31, 2018.

•	Development Activities

•
As of March 31, 2018, we completed shell-construction on six buildings in our Chicago, Dallas, Denver and Northern California markets totaling 1.7 million square feet with cumulative costs to date of approximately $106.8 million and a total projected investment of approximately $122.8 million. These properties are 23.0% leased and 15.2% occupied based on weighted average square feet as of March 31, 2018.

•
Also, as of March 31, 2018, we have 20 projects under construction totaling 4.2 million square feet with cumulative costs to date of approximately $213.3 million and a total projected investment of approximately $360.7 million. These projects are 15.7% pre-leased.

•	Additionally, during the three months ended March 31, 2018, we acquired 9.2 acres of land for development in our Southern California market for approximately $7.3 million.
The table below reflects a summary of development activities as of March 31, 2018, (in thousands, except acres and number of buildings):

Project	Market	Acres	Number of Buildings	Square Feet	Percent-age Owned(1)	Cumulative Costs at 3/31/2018	Projected Investment	Completion Date(2)	Percent-age Leased(3)
Consolidated Development Activities:
Development Projects in Lease-Up
DCT Stockyards Industrial Center	Chicago	10	1	167	100%	$14,266	$17,071	Q4-2017	38%
DCT Greenwood	Chicago	8	1	140	100%	10,073	11,671	Q4-2017	0%
DCT DFW Trade Center	Dallas	10	1	112	100%	9,328	9,790	Q3-2017	48%
DCT Miller Road	Dallas	17	1	270	100%	16,339	16,368	Q3-2017	100%
DCT Summit Distribution Center	Denver	12	1	168	100%	12,053	13,856	Q4-2017	0%
DCT Arbor Avenue	Northern California	40	1	796	100%	44,720	54,085	Q1-2018	0%
	Sub Total	97	6	1,653	100%	$106,779	$122,841		23%
Development Projects Under Construction
DCT River West Distribution Center Phase II	Atlanta	60	1	926	100%	$7,784	$46,688	Q4-2018	0%
DCT Terrapin Commerce Center Building I	Baltimore/Wash. D.C.	13	1	126	100%	10,533	14,762	Q2-2018	0%
DCT Terrapin Commerce Center Building II	Baltimore/Wash. D.C.	10	1	94	100%	7,596	10,900	Q2-2018	0%
2560 White Oak Expansion	Chicago	4	0	54	100%	2,999	5,014	Q3-2018	100%
DCT Freeport West Building II	Dallas	7	1	111	100%	4,122	10,496	Q3-2018	0%
DCT Freeport West Building III	Dallas	6	1	83	100%	3,029	7,962	Q3-2018	0%
DCT Rail Center 225, B	Houston	13	1	222	100%	10,132	15,650	Q2-2018	100%
DCT Petroport Industrial Park Building I	Houston	12	1	89	100%	5,512	6,014	Q2-2018	100%
DCT Petroport Industrial Park Building II	Houston	22	1	163	100%	9,324	10,129	Q2-2018	100%
DCT Commerce Center Building D	Miami	8	1	137	100%	13,843	15,998	Q2-2018	0%
DCT Commerce Center Building E	Miami	10	1	162	100%	20,452	20,705	Q2-2018	83%
Seneca Commerce Center Building I	Miami	13	1	222	90%	15,436	22,080	Q2-2018	0%
Seneca Commerce Center Building IV	Miami	4	1	62	90%	4,918	8,271	Q3-2018	0%
DCT Midline Commerce Center	New Jersey	34	1	440	100%	24,398	35,952	Q3-2018	0%
DCT Williams Corporate Center	Northern California	4	1	75	100%	11,662	14,778	Q2-2018	0%
DCT Airport Distribution Center Building E	Orlando	6	1	102	100%	2,763	7,484	Q3-2018	0%
DCT Rockline Commerce Center Building I	Pennsylvania	8	1	112	100%	7,922	9,310	Q2-2018	0%
DCT Rockline Commerce Center Building II	Pennsylvania	17	1	224	100%	11,058	18,213	Q2-2018	0%
Blair Logistics Center Building A	Seattle	27	1	545	100%	29,699	49,890	Q3-2018	0%
Hudson Distribution Center	Seattle	15	1	288	100%	10,101	30,394	Q4-2018	0%
	Sub Total	293	19	4,237	99%	$213,283	$360,690		16%

	Total	390	25	5,890	99%	$320,062	$483,531		18%

(1)	Percentage owned is based on equity ownership weighted by square feet.

(2)	The completion date represents the date of building shell-construction completion or estimated date of shell-construction completion.

(3)	Percentage leased is computed as of the date the financial statements were available to be issued.
•Disposition Activities

•
During the three months ended March 31, 2018, we sold six consolidated operating properties totaling approximately 1.9 million square feet from our Atlanta, Charlotte, Memphis, Northern California and Phoenix markets to third-parties for gross proceeds of approximately $100.9 million. We recognized gains of approximately $32.2 million on the disposition of these properties.

•Debt Activity

•
As of March 31, 2018, we had $264.0 million outstanding and $134.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.

•	Equity Activity

•
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share. During the three months ended March 31, 2018, we issued approximately 0.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $57.36 per share for proceeds of approximately $10.8 million, net of offering costs. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments. As of March 31, 2018, approximately 0.5 million shares of common stock remain available to be issued under the current offering.

•	Leasing Activity

•
During the three months ended March 31, 2018, we signed a total of 46 leases comprising 2.5 million square feet of which 15 leases totaling 1.1 million square feet included concessions of $1.3 million primarily related to free rent periods.

The following table provides a summary of our leasing activity for the three months ended March 31, 2018:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
FIRST QUARTER 2018		(in thousands)			(in months)
New	13	658	N/A	35.9%	56	$5.55
Renewal	25	1,475	N/A	34.6%	52	1.82
Developments, redevelopments and value-add acquisitions	8	412	N/A	N/A	77	N/A
Total/Weighted Average	46	2,545	$5.65	35.0%	57	$2.97
Weighted Average Retention(6)	81.6%

(1)	Reflects leases executed during the periods presented. Excludes leases with a term shorter than one year.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated on a straight-line basis.

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

(5)
Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. These costs represent the total turnover costs estimated upon execution to be incurred associated with the leases signed during the period and may not ultimately reflect the actual expenditures. The estimated tenant improvement and leasing costs associated with leases signed on developments, Redevelopments and Value-Add Acquisitions are already included in the total projected costs for those investments and are therefore excluded from the leasing statistics.

(6)	Represents the percentage of customers renewing their respective leases weighted by average square feet. Excludes leases signed on developments, Redevelopments and Value-Add Acquisitions.

Customer Diversification
As of March 31, 2018, there were no customers that occupied more than 3.5% of our consolidated properties based on annualized base rent, which is calculated as the monthly contractual base rent (cash basis) per the terms of the lease, as of the period end, multiplied by 12. The following table presents our 10 largest customers, based on annualized base rent as of March 31, 2018, who occupied a combined 11.0 million square feet, or 16.7%, of our consolidated properties and 18.6% of annualized base rent.

Customer	Percentage of Annualized Base Rent	Percentage of Square Feet
Amazon.com, Inc.	3.5%	2.3%
Distributions Alternatives, Inc.	3.2%	3.3%
FedEx Corporation	2.9%	1.4%
United Parcel Service, Inc.	1.7%	1.6%
Stanley Black & Decker, Inc.	1.5%	1.5%
Geodis	1.5%	1.9%
Deutsche Post DHL Group	1.1%	1.1%
The J. M. Smucker Company	1.1%	1.6%
Schenker, Inc.	1.1%	0.8%
Kellogg Company	1.0%	1.2%
Total	18.6%	16.7%

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
Results of Operations
Summary of the three months ended March 31, 2018 compared to the same period ended March 31, 2017
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. Our actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As of March 31, 2018, the Company owned interests in or had under development approximately 73.7 million square feet of properties leased to approximately 840 customers, including 4.6 million square feet managed on behalf of one institutional capital management joint venture partner and 3.0 million square feet in an unconsolidated joint venture. As of March 31, 2018, we consolidated 393 operating properties, which included five consolidated operating properties classified as held for sale, and one redevelopment property, six development properties and four value-add acquisitions. As of March 31, 2017, we consolidated 398 operating properties, three redevelopment properties, four development properties and three value-add acquisitions.

Comparison of the three months ended March 31, 2018 compared to the same period ended March 31, 2017
Our quarterly same-store portfolio includes all consolidated stabilized acquisitions acquired before January 1, 2017 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to January 1, 2017. Once a property is included in our quarterly same-store portfolio, it remains until it is subsequently disposed of or placed into redevelopment. We consider our quarterly same-store portfolio to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating portfolio period over period. Developments and redevelopments are deemed to be stabilized upon the earlier of achieving 90% occupancy or 12 months after shell-construction completion. Value-add acquisitions are deemed to be stabilized i) if the property acquired is less than 75% occupied upon acquisition, the property will stabilize upon the earlier of achieving 90% occupancy or 12 months from the acquisition date, or ii) if the property is acquired with known move-outs within 24 months of the acquisition date the property will stabilize upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred. All other acquisitions are deemed stabilized upon acquisition. Non-same-store operating properties include properties not meeting the quarterly same-store criteria and exclude development and redevelopment properties and value-add acquisitions that are not stabilized or ready for their intended use.
For the three months ended March 31, 2018, we had 378 properties classified in our quarterly same-store portfolio comprising 60.1 million square feet and 26 classified as non-same-store, which includes 15 operating properties, six development properties, one redevelopment property and four value-add acquisitions that were not stabilized. A discussion of these changes follows the table below.

The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income (“NOI”), other revenue and other income, and other expenses for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change	Percent Change
Rental Revenues
Quarterly same-store portfolio	$101,524	$99,017	$2,507	2.5%
Non-same-store operating properties	6,939	5,769	1,170	20.3%
Developments, redevelopments and value-add acquisitions	960	638	322	50.5%
Total rental revenues	109,423	105,424	3,999	3.8%
Rental Expenses and Real Estate Taxes
Quarterly same-store portfolio	25,066	24,438	628	2.6%
Non-same-store operating properties	1,515	1,559	(44)	(2.8)%
Developments, redevelopments and value-add acquisitions	382	231	151	65.4%
Total rental expenses and real estate taxes	26,963	26,228	735	2.8%
Property NOI(1)
Quarterly same-store portfolio	76,458	74,579	1,879	2.5%
Non-same-store operating properties	5,424	4,210	1,214	28.8%
Developments, redevelopments and value-add acquisitions	578	407	171	42.0%
Total property NOI	82,460	79,196	3,264	4.1%
Other Revenue and Other Income
Institutional capital management and other fees	384	472	(88)	(18.6)%
Casualty gain	—	270	(270)	—%
Equity in earnings of unconsolidated joint ventures, net	1,077	1,516	(439)	(29.0)%
Gain on dispositions of real estate interests	32,190	26	32,164	—%
Interest and other income (expense)	34	(5)	39	780.0%
Total other revenue and other income	33,685	2,279	31,406	1,378.1%
Other Expenses
Real estate related depreciation and amortization	41,232	41,605	(373)	(0.9)%
Interest expense	16,050	16,755	(705)	(4.2)%
General and administrative	7,464	7,192	272	3.8%
Casualty loss	5	—	5	—%
Impairment on non-depreciated assets	371	—	371	—%
Income tax expense and other taxes	81	134	(53)	(39.6)%
Total other expenses	65,203	65,686	(483)	(0.7)%
Net income attributable to noncontrolling interests of the Operating Partnership	(388)	(233)	(155)	(66.5)%
Net income attributable to OP Unitholders	$50,554	$15,556	$34,998	225.0%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(1,731)	(597)	(1,134)	(189.9)%
Net income attributable to common stockholders	$48,823	$14,959	$33,864	226.4%

(1)
Property NOI is defined as rental revenues, which includes expense reimbursements, less rental expenses and real estate taxes, and excludes institutional capital management fees, depreciation, amortization, casualty and involuntary conversion gain (loss), impairment, general and administrative expenses, equity in earnings (loss) of unconsolidated joint ventures, interest expense, interest and other income and income tax (benefit) expense and other taxes. We consider property NOI to be an appropriate supplemental performance measure because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties such as amortization, depreciation, impairment, interest expense, interest and other income, income tax expense and other taxes and general and administrative expenses.  However, property NOI should not be viewed as an alternative measure of our overall financial performance since it excludes expenses which could materially impact our results of operations.  Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI.  Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. For a reconciliation of our NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 10 – Segment Information.”

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $4.0 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the following changes:

•	$2.5 million increase in total revenues in our quarterly same-store portfolio primarily due to the following:

•	$4.5 million increase in base rent primarily resulting from increased rental rates and a 60 basis point increase in average occupancy period over period; and

•
$0.8 million increase in operating expense recoveries related to increases in common area maintenance recoveries of $0.5 million due to higher average occupancy and real estate tax recoveries of $0.3 million; which was offset by

•	$2.2 million decrease in straight-line rental revenue; and

•	$0.6 million decrease in other revenue primarily driven by early lease termination revenue.

•
$1.2 million increase in total revenues in our non-same-store portfolio, of which $5.5 million is attributed to two acquisitions and 12 development, redevelopment and value-add properties placed into our operating portfolio since January 1, 2017, offset in part by a $4.2 million decrease attributed to 17 consolidated property dispositions since January 1, 2017; and

•
$0.3 million increase in developments, redevelopments and value-add acquisitions total revenues primarily attributed to three development properties that were not stabilized at 57.5% occupancy as of March 31, 2018.

The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change	Percent Change
Base rent	$79,132	$73,971	$5,161	7.0%
Straight-line rent	1,634	3,392	(1,758)	(51.8)%
Amortization of above and below market rent intangibles	740	732	8	1.1%
Tenant recovery income	26,889	25,872	1,017	3.9%
Other	685	956	(271)	(28.3)%
Revenues related to early lease terminations	343	501	(158)	(31.5)%
Total rental revenues	$109,423	$105,424	$3,999	3.8%
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $0.7 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the following:

•
$0.6 million increase in rental expenses and real estate taxes period over period in our quarterly same-store portfolio primarily due to increased snow removal costs in our Baltimore/Washington, Chicago, Indianapolis and New Jersey markets; and

•	$0.2 million increase in rental expenses and real estate taxes from our development and redevelopment properties and value-add acquisitions that were 50.1% occupied as of March 31, 2018.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change	Percent Change
Real estate taxes	$16,724	$16,766	$(42)	(0.3)%
Insurance	884	1,172	(288)	(24.6)%
Common area maintenance	4,725	4,068	657	16.2%
Utilities	1,065	1,003	62	6.2%
Property management fees	2,865	2,670	195	7.3%
Other	700	549	151	27.5%
Total rental expenses and real estate taxes	$26,963	$26,228	$735	2.8%
Other Revenue and Other Income
Total other revenue and other income increased $31.4 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the following:

•
$32.2 million increase in gain on dispositions of real estate interests primarily related to the disposition of six consolidated operating properties totaling approximately 1.9 million square feet from our Atlanta, Charlotte, Memphis, Northern California and Phoenix markets during 2018 with no corresponding activity during the same period in 2017; partially offset by

•
$0.4 million decrease in equity in earnings of unconsolidated joint ventures, net, primarily related to a decrease in earnings due to liquidation of one of our unconsolidated joint ventures in 2017; and

•	$0.3 million decrease in casualty gain primarily related to an insurance settlement from a casualty event at one property in our Southern California market during 2017.
Other Expenses
Other expenses decreased $0.5 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the following:

•	$0.7 million decrease in interest expense due to the following:

•	$1.5 million increase in capitalized interest primarily related to increased development activities; which was offset by

•	$0.8 million increase primarily due to increased average outstanding indebtedness of approximately $86.6 million; and

•	$0.4 million decrease in depreciation and amortization expense resulting from the following:

•	$1.9 million decrease related to real estate dispositions; and

•	$0.8 million decrease related to our quarterly same-store portfolio; which was offset by

•	$2.3 million increase related to real estate acquisitions, development and redevelopment properties and value-add acquisitions, and capital additions; and

•	$0.1 million decrease in income tax expense and other taxes; which was offset by

•	$0.4 million increase in impairment losses on non-depreciable assets in 2018 with no corresponding activity during 2017; and

•	$0.3 million increase in general and administrative expense primarily related to increased personnel costs.

Segment Summary for the three months ended March 31, 2018 compared to the same periods ended March 31, 2017
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 10 – Segment Information”). Management considers rental revenues and property NOI aggregated by segment to be the appropriate way to analyze performance.
The following table presents the changes in our consolidated properties by segment (dollar amounts and square feet in thousands):

	As of March 31,				For the Three Months Ended March 31,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property NOI(3)
EAST:
2018	112	20,024	97.0%	$1,086,894	$31,389	$24,227
2017	117	22,022	94.0%	$1,080,525	$31,661	$24,218
CHANGE:	(5)	(1,998)	3.0%	$6,369	$(272)	$9

CENTRAL:
2018	151	24,337	91.9%	$1,195,633	$37,186	$26,367
2017	148	23,084	95.1%	$1,107,900	$34,598	$24,510
CHANGE:	3	1,253	(3.2)%	$87,733	$2,588	$1,857

WEST:
2018	141	21,744	93.8%	$1,597,232	$40,848	$31,866
2017	143	21,119	96.6%	$1,507,128	$39,165	$30,468
CHANGE:	(2)	625	(2.8)%	$90,104	$1,683	$1,398

(1)	Segment assets include all assets comprising our consolidated properties included in a segment, less non-segment cash and cash equivalents and other non-segment assets.

(2)	Segment rental revenues include revenue from our operating portfolio, development and redevelopment properties and value-add acquisitions.

(3)
For the definition of property NOI, as defined on page 35, and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 10 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of March 31, 2018	As of December 31, 2017	$ Change
Segments:
East assets	$1,086,894	$1,125,085	$(38,191)
Central assets	1,195,633	1,187,663	7,970
West assets	1,597,232	1,582,436	14,796
Total segment net assets	3,879,759	3,895,184	(15,425)
Non-segment assets:
Non-segment cash and cash equivalents	12,371	10,522	1,849
Other non-segment assets(1)	163,711	104,966	58,745
Total assets	$4,055,841	$4,010,672	$45,169

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, other receivables, restricted cash and other assets.

East Segment

•	East Segment assets decreased by approximately $38.2 million in 2018 due to the disposition of four properties partially offset by development costs incurred since December 31, 2017.

•	East Segment property NOI remained consistent for the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of:

•	$0.3 million decrease in NOI due to a decrease in rental revenues; which was offset by

•	$0.3 million increase in NOI due to a decrease in total operating expenses primarily related to $0.6 million decrease in property taxes, offset by a $0.3 million increase in snow removal costs.
Central Segment

•	Central Segment assets increased by approximately $8.0 million in 2018 primarily due to development costs incurred since December 31, 2017.

•	Central Segment property NOI increased approximately $1.9 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of:

•	$2.6 million increase in NOI due to an increase in rental revenues, primarily due to an increase in base rent of $2.1 million; which was partially offset by

•	$0.8 million decrease in NOI due to an increase in total operating expenses primarily related to a $0.4 million increase in snow removal costs and a $0.2 million increase in property taxes.
West Segment

•	West Segment assets increased by approximately $14.8 million in 2018 due to the acquisitions of one value-add property and one land parcel since December 31, 2017.

•	West Segment property NOI increased approximately $1.4 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of:

•	$1.7 million increase in NOI due to an increase in rental revenues, primarily due to an increase in base rent of $1.5 million; which was partially offset by

•	$0.3 million decrease in NOI due to an increase in property taxes.
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
Cash Flows
“Cash, cash equivalents and restricted cash” were $81.5 million and $25.8 million as of March 31, 2018 and December 31, 2017, respectively.

Net cash provided by operating activities decreased $3.2 million to $49.0 million during the three months ended March 31, 2018 compared to $52.2 million during the same period in 2017. This change was primarily due to an increase in property taxes paid due to timing and an increase in pre-paid expenses partially offset by an increase in NOI primarily due to operating performance at existing properties and a decline in straight-line rent.
Net cash provided by investing activities increased $69.9 million to $4.5 million during the three months ended March 31, 2018 compared to $65.3 million of cash used in investing activities during the same period in 2017 primarily due to the following activities:

•
$98.7 million increase in cash inflows from dispositions due to the sale of six properties in our Atlanta, Charlotte, Memphis, Northern California and Phoenix markets during the three months ended March 31, 2018 compared to no dispositions in the three months ended March 31, 2017;

•
$3.6 million decrease in cash outflows related to investments in unconsolidated joint ventures due to contributions of $3.7 million in 2017 to the SCLA unconsolidated joint venture compared to contributions of $0.1 million in 2018; and

•	$1.2 million increase in cash inflows from other investing activities due to a reduction in earnest money deposits for potential acquisitions; partially offset by

•	$28.6 million increase in cash outflows related to capital expenditures and development activities, as reflected in the table below;

•	$4.7 million increase in cash outflows related to acquisitions; and

•	$0.3 million decrease in cash inflows from casualty proceeds.
We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. Not included in our Consolidated Financial Statements are our estimated construction costs to complete development and redevelopment projects of approximately $172.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities for the Three Months Ended March 31, 2018 – Development Activities” for further details regarding total projected investment of our current development activities as well as cumulative costs incurred as of March 31, 2018. Our total capital expenditures were comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change
Development	$57,733	$29,704	$28,029
Redevelopment	415	2,909	(2,494)
Due diligence	1,399	474	925
Casualty expenditures	314	24	290
Building and land improvements	1,756	892	864
Tenant improvements and leasing costs	9,062	9,727	(665)
Total capital expenditures and development activities	70,679	43,730	26,949
Decrease in accruals and other adjustments	7,414	5,748	1,666
Total cash paid for capital expenditures and development activities	$78,093	$49,478	$28,615
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

	For the Three Months Ended March 31,
	2018	2017	$ Change
Development activities	$1,269	$1,285	$(16)
Leasing activities	780	778	2
Operating building activities	769	765	4
Acquisition activities	57	153	(96)
Total capitalized indirect costs	$2,875	$2,981	$(106)
In addition, we capitalize interest costs incurred associated with development and construction activities. During the three months ended March 31, 2018 and 2017, total interest capitalized was $4.2 million and $2.7 million, respectively.
Net cash provided by financing activities decreased $7.3 million to $2.2 million net cash provided by financing activities during the three months ended March 31, 2018 compared to $9.5 million net cash provided by financing activities during the same period in 2017 primarily due to the following activities:

•	$26.9 million net decrease in cash inflows related to borrowings and offsetting repayments of our senior unsecured notes due to the following:

•	$51.9 million cash inflows resulting from the issuance of our 4.50% senior notes due in 2023 in March 2017 compared to no borrowings for the three months ended March 31, 2018; partially offset by

•
$25.0 million cash outflows due to the early repayment of the remaining $25.0 million outstanding on our $100.0 million term loan at par in March 2017 compared to no repayments for the three months ended March 31, 2018; and

•
$6.0 million increase in cash outflows due to distributions paid to common stockholders and unitholders as a result of an increase in our dividend rate per share, an increase in our common stock outstanding, operating partnership redemptions and offering costs;

•
$2.0 million net decrease in proceeds from our senior unsecured revolving credit facility in 2018 compared to 2017, as borrowings of $45.0 million during 2018 was less than our borrowings of $93.0 million during 2017; offset by repayments of $15.0 million during 2018 compared to $61.0 million of repayments during 2017; and

•	$0.2 million increase in cash outflows as a result of shares withheld via net settlement of stock-based awards to satisfy tax obligations; partially offset by

•	$26.3 million decrease in cash outflows due to repayment of three mortgage notes at par in 2017 compared to none for the three months ended March 31, 2018;

•
$0.6 million decrease in cash outflows from other financing activities, which is primarily driven by loan costs paid in 2017 related to the issuance of 4.50% senior notes due in 2023 compared to no debt issuance costs paid for the three months ended March 31, 2018;

•
$0.5 million net increase in cash inflows due to the issuance of 0.2 million shares of common stock at a weighted average price of $57.36 per share in 2018 under our continuous equity offering program compared to the issuance of 0.2 million shares of common stock at a weighted average price of $48.30 per share in 2017; and

•	$0.4 million net increase in cash inflows due to contributions from noncontrolling interests as a result of development activities.
Common Stock
As of March 31, 2018, approximately 94.1 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the three months ended March 31, 2018, we issued approximately 0.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $57.36 per share for proceeds of approximately $10.8 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of March 31, 2018, approximately 0.5 million shares of common stock remain available to be issued under the current offering.

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
During the three months ended March 31, 2018, approximately 31,000 OP Units were redeemed, which were all in shares of DCT common stock. During the three months ended March 31, 2017, approximately 56,000 OP Units were redeemed for approximately $0.8 million in cash and approximately 40,000 shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “Notes to the Consolidated Financial Statements, Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership” for a summary of LTIP Unit redemptions.
As of March 31, 2018, and December 31, 2017, there were approximately 3.2 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $182.6 million and $191.0 million based on the $56.34 and $58.78 per share closing price of DCT’s common stock on March 31, 2018, and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, included in OP Units were approximately 0.8 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended.
Distributions
During the three months ended March 31, 2018 and 2017, our board of directors declared distributions to stockholders and unitholders totaling approximately $35.0 million and $29.8 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2018 and 2017.
The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time. During May 2018, our board of directors declared a quarterly cash dividend of $0.36 per share and unit, payable on July 11, 2018 to stockholders and OP Unitholders of record as of June 29, 2018.
Outstanding Indebtedness
As of March 31, 2018, our outstanding indebtedness of approximately $1.8 billion consisted of senior unsecured notes, bank unsecured credit facilities and mortgage notes, excluding approximately $51.7 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of senior unsecured notes, bank unsecured credit facilities and mortgage notes, excluding approximately $51.9 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of March 31, 2018, the gross book value of our consolidated properties was approximately $4.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2017, the gross book value of our consolidated properties was approximately $4.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. Our debt has various covenants with which we were in compliance as of March 31, 2018 and December 31, 2017.
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
Line of Credit
As of March 31, 2018, we had $264.0 million outstanding and $134.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2017, we had $234.0 million outstanding and $164.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.
The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of

March 31, 2018 and December 31, 2017.
Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums and deferred loan costs, as of March 31, 2018 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2018	$81,500	$5,053	$—		$86,553
2019	46,000	51,344	264,000		361,344
2020	50,000	71,933	125,000		246,933
2021	92,500	18,436	—	(1)	110,936
2022	130,000	3,116	200,000		333,116
Thereafter	610,000	7,555	—	(1)	617,555
Total	$1,010,000	$157,437	$589,000		$1,756,437

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.
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
Contractual Obligations

The Company's fixed, noncancelable obligations as of December 31, 2017, did not materially change during the three months ended March 31, 2018, except for the changes to bank unsecured credit facilities as shown above.
Off-Balance Sheet Arrangements
As of March 31, 2018 and 2017, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations in our 2017 Form 10-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.
As of March 31, 2018, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $51.7 million, which are scheduled to mature in October 2019, May 2024, and July 2024. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.
Indebtedness and Other Off-Balance Sheet Arrangements
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.

We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of March 31, 2018, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $51.7 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2018	$—
2019	30,156
2020	—
2021	—
2022	—
Thereafter	21,555
Total	$51,711

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

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” (unaudited, amounts in thousands, except per share and unit data):

	For the Three Months Ended March 31,
	2018	2017
Reconciliation of net income attributable to common stockholders and unitholders to FFO:
Net income attributable to common stockholders	$48,823	$14,959
Adjustments:
Real estate related depreciation and amortization	41,232	41,605
Equity in earnings of unconsolidated joint ventures, net	(1,077)	(1,516)
Equity in FFO of unconsolidated joint ventures(1)	2,751	3,238
Gain on dispositions of real estate interests	(32,190)	(26)
Loss on dispositions of non-depreciable real estate	(3)	—
Noncontrolling interest in the above adjustments	(543)	(1,835)
FFO attributable to unitholders	2,091	2,254
FFO attributable to common stockholders and unitholders – basic and diluted	61,084	58,679
Adjustments:
Impairment loss on land	371	—
Acquisition costs	—	13
Hedge ineffectiveness (non-cash)	—	30
FFO, as adjusted, attributable to common stockholders and unitholders – basic and diluted	$61,455	$58,722

FFO per common share and unit – basic	$0.63	$0.61
FFO per common share and unit – diluted	$0.63	$0.61

FFO, as adjusted, per common share and unit – basic	$0.63	$0.61
FFO, as adjusted, per common share and unit – diluted	$0.63	$0.61
FFO weighted average common shares and units outstanding:
Common shares for net earnings per share	93,812	91,751
Participating securities	506	466
Units	3,323	3,665
FFO weighted average common shares, participating securities and units outstanding – basic	97,641	95,882
Dilutive common stock equivalents	25	133
FFO weighted average common shares, participating securities and units outstanding – diluted	97,666	96,015

(1)	Equity in FFO of unconsolidated joint ventures is determined as our share of FFO from each unconsolidated joint venture.

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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rate swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of March 31, 2018, and December 31, 2017, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.4 million for both periods presented.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 2.81%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, USD LIBOR rates in the U.S. have never been negative nor do we expect them to become negative in the future. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. As of March 31, 2018 and December 31, 2017, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest rate swap. See “Notes to Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2018, we had approximately $389.0 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the three months ended March 31, 2018 would have increased approximately $0.2 million based on our outstanding floating-rate debt as of March 31, 2018. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $3.4 million during the three months ended March 31, 2018.
As of March 31, 2018, the estimated fair value of our debt was approximately $1.8 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES
DCT Industrial Trust Inc.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2018, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.
DCT Industrial Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of March 31, 2018, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2018 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed on February 16, 2018. Other than the risks related to the Merger Agreement set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to the Mergers

The exchange ratio will not be adjusted in the event of any change in the stock prices of either us or Prologis.

Upon the consummation of the Mergers, each outstanding share of our common stock will be converted automatically into the right to receive 1.02 shares of Prologis common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio of 1.02 will not be adjusted for changes in the market prices of either shares of our common stock or shares of Prologis common stock. Changes in the market price of shares of Prologis common stock prior to the Mergers will affect the market value of the merger consideration that our stockholders will receive on the closing date of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of us and Prologis), including the following factors:

•	market reaction to the announcement of the Mergers and the prospects of the combined company;

•	changes in the respective businesses, operations, assets, liabilities and prospects of us and Prologis;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the Mergers will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of our common stock and Prologis common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Prologis operate; and

•	other factors beyond the control of us and Prologis, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of Prologis common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus and on the date of our special meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.

If the market price of shares of Prologis common stock increases between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Mergers, our stockholders could receive shares of Prologis common stock that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively. Additionally, if the market price of shares of Prologis common stock declines between the date the Merger Agreement was signed or the date of our special meeting and the closing of the Mergers, our stockholders could receive shares of Prologis common stock that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively.

Therefore, while the number of shares of Prologis common stock to be issued per share of our common stock is fixed, our stockholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Mergers.

Completion of the Mergers is subject to many closing conditions and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the requirement that we pay certain termination fees.

The consummation of the Mergers is subject to certain conditions, including (a) the approval of the Company Merger by the holders of a majority of the shares of our outstanding common stock, (b) the shares of Prologis common stock to be issued in the Company Merger having been approved for listing on the New York Stock Exchange, (c) the Form S-4 filed by Prologis in connection with the Mergers being declared effective, (d) the absence of any temporary restraining order, injunction or other legal order, and no change in law being enacted, which would have the effect of making illegal or otherwise prohibiting preventing the consummation of the Mergers, (e) the receipt of certain legal opinions by Prologis and DCT and (f) other customary conditions specified in the Merger Agreement.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or Prologis may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by December 31, 2018 (the “Outside Date”), and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Prologis a termination fee of $216 million or reimburse Prologis’s transaction expenses up to an amount equal to $15 million. However, the termination fee payable by us to Prologis will be $100 million if the Merger Agreement is terminated before the end of the “Window Period End Time” (as defined below) by (a) us in order for us to accept a superior proposal from a “Qualified Bidder” (as defined below) or (b) Prologis because our board of directors changed its recommendation that our stockholders approve the Company Merger as the result of a superior proposal from a “Qualified Bidder.” Under the Merger Agreement, a “Qualified Bidder” is a bidder that delivered an acquisition proposal on or prior to 11:59 p.m. (New York time) on May 29, 2018 that, on or prior to such date, our board of directors determined in good faith (after consultation with its outside legal counsel and its financial advisors) constituted or would reasonably be expected to lead to a superior proposal. In addition, the term “Window Period End Time” means the later of (i) 11:59 p.m. (New York time) on June 13, 2018 and (ii) one day after the end of a required notice period with respect to a superior proposal by such Qualified Bidder provided that such notice period (as may be extended) began on or prior to 11:59 p.m. (New York time) on May 29, 2018. If the Mergers are not consummated, the price of our common stock might decline.

Failure to complete the Mergers could negatively impact our stock price, future business and financial results.

If the Mergers are not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•	being required, under certain circumstances, to pay to Prologis a termination fee of $100 million or $216 million depending on the circumstances;

•	having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers are not completed, these risks could materially affect our business, financial results and stock price.

The pendency of the Mergers could adversely affect our business and operations.

Prior to the effective time of the Mergers, some of our customers, prospective customers or vendors may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of us, regardless of whether the Mergers are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Mergers, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the Mergers.

Pursuant to the Merger Agreement, DCT has agreed not to (a) solicit proposals relating to certain alternative transactions, (b) enter into discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party or (c) approve or enter into any agreements providing for any such alternative transaction, subject to certain exceptions to permit members of DCT’s board of directors to comply with their duties as directors under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining the DCT stockholder approval, under specified circumstances DCT’s board of directors may change its recommendation of the transaction, and DCT may also terminate the Merger Agreement to accept a superior proposal upon payment of the termination fee described below.
The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, DCT may be required to pay to Prologis a termination fee of $216 million or reimburse Prologis’s transaction expenses up to an amount equal to $15 million. However, the termination fee payable by DCT to Prologis will be $100 million if the Merger Agreement is terminated before the end of the “Window Period End Time” by (a) DCT in order for DCT to accept a superior proposal from a “Qualified Bidder” or (b) Prologis because the DCT board of directors changed its recommendation that the DCT stockholders approve the Company Merger as the result of a superior proposal from a “Qualified Bidder.”

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

Risks Related to the Combined Company Following the Mergers

The combined company expects to incur substantial expenses related to the Mergers.

The combined company expects to incur substantial expenses in connection with completing the Mergers and integrating our business, operations, networks, systems, technologies, policies and procedures with those of Prologis. There are several systems that must be integrated, including accounting and finance and asset management. While Prologis has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the combined company’s integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Mergers could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Mergers.

Following the Mergers, the combined company may be unable to integrate our business and Prologis’ business successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame.

The Mergers involve the combination of two companies that currently operate as independent public companies and the combination of their respective operating partnerships. The combined company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state of the art technology and systems. These savings are expected to be realized upon full integration following the closing of the Mergers. However, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of us and Prologis. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of us and Prologis in a manner that permits the combined company to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect the business and financial results of the combined company.

The market price of the combined company’s common stock may decline as a result of the Mergers.

The market price of the combined company’s common stock may decline as a result of the Mergers if the combined company does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Mergers on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Mergers, our stockholders will own interests in a combined company operating an expanded business with a different mix of properties, risks and liabilities. Our stockholders and current Prologis stockholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the combined company’s common stock. If, following the effective time of the Company Merger, large amounts of the combined company’s common stock are sold, the price of the combined company’s common stock could decline.

The combined company may incur adverse tax consequences if Prologis has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Prologis has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the Company Merger. Prologis intends to continue operating in such a manner following the Company Merger. The closing of the Company Merger is conditioned on the receipt by us of an opinion of Prologis’s counsel to the effect that Prologis has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and Prologis’s actual and proposed method of operation has enabled it and will continue to enable it to satisfy the requirements for qualification and taxation as a REIT. The foregoing REIT opinion, however, is limited to the factual representations provided by Prologis to its counsel and the assumptions set forth therein, and is not a guarantee that the Prologis, in fact, has qualified or will continue to qualify as a REIT. Moreover, Prologis has not requested nor plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT, like Prologis, that holds assets through a partnership and that has substantial foreign operations. The determination of various factual matters and circumstances not entirely within Prologis’s control may affect its ability to qualify as a REIT.

If Prologis (or, following the Company Merger, the combined company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

•
it would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•	it could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods;

•
unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and

•
for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

As a result of all these factors, Prologis’s (or following the Company Merger, the combined company’s) failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital, and would materially adversely affect the value of its stock.

If the Company Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.

The Company Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Company Merger is conditioned on the receipt by each of Prologis and us of an opinion of its respective counsel to the effect that the Company Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are limited to the factual representations provided by Prologis and us to counsel and the assumptions set forth therein, and are not a guarantee that the Company Merger, in fact, will qualify as a tax-free reorganization. Moreover, neither we nor Prologis has requested or plans to request a ruling from the IRS that the Company Merger qualifies as a tax-free reorganization. If the Company Merger were to fail to qualify as a tax-free reorganization, then each of our stockholders generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of Prologis common stock and cash in lieu of any fractional share of Prologis common stock received by our stockholder in the Company Merger; and (ii) our stockholder’s adjusted tax basis in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2018 - January 31, 2018	7,519	(1)	$58.61	N/A	N/A
February 1, 2018 - February 28, 2018	2,296	(1)	$58.54	N/A	N/A
March 1, 2018 - March 31, 2018	—		—	N/A	N/A
Total	9,815		$58.59	N/A	N/A

(1)	Represents the common stock surrendered by employees to DCT to satisfy such employees' tax withholding obligations in connection with the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

*2.1
Agreement and Plan of Merger, dated as of April 29, 2018, by and among Prologis, Inc., Prologis, L.P., DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 30, 2018)

*10.1
Amendment No. 1, dated April 29, 2018, to Employment Agreement by and between DCT Industrial Trust Inc. and Mr. Philip L. Hawkins, dated as of October 9, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 30, 2018)

*10.2	Letter Agreement, dated April 29, 2018, by and between DCT Industrial Trust Inc., and Matthew T. Murphy (incorporated by reference to Exhibit 10.2 to Form 8-K filed on on April 30, 2018)
*10.3	Letter Agreement, dated April 29, 2018, by and between DCT Industrial Trust Inc., and John G. Spiegleman (incorporated by reference to Exhibit 10.3 to Form 8-K filed on on April 30, 2018)
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed previously.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL TRUST INC.

Date: May 4, 2018	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: May 4, 2018	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 4, 2018	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: May 4, 2018	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: May 4, 2018	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: May 4, 2018	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer

EXHIBIT INDEX

a.	Exhibits

*2.1
Agreement and Plan of Merger, dated as of April 29, 2018, by and among Prologis, Inc., Prologis, L.P., DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP (incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 30, 2018)

*10.1
Amendment No. 1, dated April 29, 2018, to Employment Agreement by and between DCT Industrial Trust Inc. and Mr. Philip L. Hawkins, dated as of October 9, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 30, 2018)

*10.2	Letter Agreement, dated April 29, 2018, by and between DCT Industrial Trust Inc., and Matthew T. Murphy (incorporated by reference to Exhibit 10.2 to Form 8-K filed on on April 30, 2018)
*10.3	Letter Agreement, dated April 29, 2018, by and between DCT Industrial Trust Inc., and John G. Spiegleman (incorporated by reference to Exhibit 10.3 to Form 8-K filed on on April 30, 2018)
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
101
The following materials from DCT Industrial Trust Inc. and DCT Industrial Operating Partnership LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statement of Changes in Equity/Consolidated Statement of Changes in Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed previously.
+	Filed herewith.
++	Furnished herewith.