Form 10-Q
period 2018-06-30
DCT Industrial Trust Inc.; DCT Industrial Operating Partnership LP
filed 2018-08-03
CIK 1170991, 1604042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
As of July 27, 2018, 94,204,340 shares of common stock of DCT Industrial Trust Inc., par value $0.01 per share, were outstanding.

1

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2018 of DCT Industrial Trust Inc., a Maryland corporation, and DCT Industrial Operating Partnership LP, a Delaware limited partnership. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to DCT Industrial Trust Inc. and its subsidiaries, including its operating partnership, DCT Industrial Operating Partnership LP. When we use the term “DCT” or “DCT Industrial,” we are referring to DCT Industrial Trust Inc. by itself, and not including any of its subsidiaries, and when we use the term “Operating Partnership,” we are referring to DCT Industrial Operating Partnership LP by itself, and not including any of its subsidiaries.
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. DCT's actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. DCT has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. We own our properties through the Operating Partnership and its subsidiaries. As of June 30, 2018, DCT owned approximately 96.7% of the outstanding equity interests in the Operating Partnership.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of DCT and those of the Operating Partnership. Equity interests in the Operating Partnership held by entities other than DCT are classified within partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in DCT’s financial statements. Equity interests of 3.3% of the Operating Partnership were owned by executives and non-affiliated limited partners as of June 30, 2018.
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

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Land	$1,216,121	$1,162,908
Buildings and improvements	3,385,873	3,284,976
Intangible lease assets	57,869	65,919
Construction in progress	173,139	149,994
Total investment in properties	4,833,002	4,663,797
Less accumulated depreciation and amortization	(961,173)	(919,186)
Net investment in properties	3,871,829	3,744,611
Investments in and advances to unconsolidated joint ventures	73,031	72,231
Net investment in real estate	3,944,860	3,816,842
Cash and cash equivalents	19,843	10,522
Restricted cash	15,813	14,768
Straight-line rent and other receivables, net of allowance for doubtful accounts of $230 and $425, respectively	82,726	80,119
Other assets, net	19,904	25,740
Assets held for sale	—	62,681
Total assets	$4,083,146	$4,010,672

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$106,714	$115,150
Distributions payable	35,184	35,070
Tenant prepaids and security deposits	36,654	34,946
Other liabilities	36,669	34,172
Intangible lease liabilities, net	16,985	18,482
Line of credit	324,000	234,000
Senior unsecured notes	1,287,426	1,328,225
Mortgage notes	163,330	160,129
Liabilities related to assets held for sale	—	1,035
Total liabilities	2,006,962	1,961,209

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Shares-in-trust, $0.01 par value, 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 94,113,116 and 93,707,264 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	941	937
Additional paid-in capital	3,000,086	2,985,122
Distributions in excess of earnings	(1,015,254)	(1,022,605)
Accumulated other comprehensive loss	(5,036)	(11,893)
Total stockholders’ equity	1,980,737	1,951,561
Noncontrolling interests	95,447	97,902
Total equity	2,076,184	2,049,463
Total liabilities and equity	$4,083,146	$4,010,672

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Rental revenues	$109,781	$104,217	$219,204	$209,641
Institutional capital management and other fees	288	304	672	776
Total revenues	110,069	104,521	219,876	210,417

OPERATING EXPENSES:
Rental expenses	9,246	9,226	19,485	18,688
Real estate taxes	17,061	15,529	33,785	32,295
Real estate related depreciation and amortization	41,896	41,447	83,128	83,052
General and administrative	12,824	7,821	20,288	15,013
Casualty loss (gain)	240	—	245	(270)
Total operating expenses	81,267	74,023	156,931	148,778
Operating income	28,802	30,498	62,945	61,639

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	1,089	2,737	2,166	4,253
Gain on dispositions of real estate interests	11,784	28,076	43,974	28,102
Interest expense	(16,133)	(16,805)	(32,183)	(33,560)
Other expense	(114)	(7)	(80)	(12)
Impairment loss on land	—	(938)	(371)	(938)
Income tax expense and other taxes	(140)	(69)	(221)	(203)
Consolidated net income of DCT Industrial Trust Inc.	25,288	43,492	76,230	59,281
Net income attributable to noncontrolling interests	(1,172)	(1,858)	(3,291)	(2,688)
Net income attributable to common stockholders	24,116	41,634	72,939	56,593
Distributed and undistributed earnings allocated to participating securities	(191)	(162)	(408)	(323)
Adjusted net income attributable to common stockholders	$23,925	$41,472	$72,531	$56,270

NET EARNINGS PER COMMON SHARE:
Basic	$0.25	$0.45	$0.77	$0.61
Diluted	$0.25	$0.45	$0.77	$0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	94,101	92,307	93,956	92,030
Diluted	94,124	92,429	93,981	92,156

Distributions declared per common share	$0.36	$0.31	$0.72	$0.62

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income of DCT Industrial Trust Inc.	$25,288	$43,492	$76,230	$59,281
Other comprehensive income (loss):
Net derivative gain (loss) on cash flow hedging instruments	1,516	(1,503)	5,171	(1,142)
Net reclassification adjustment on cash flow hedging instruments	906	1,402	2,006	2,888
Other comprehensive income (loss)	2,422	(101)	7,177	1,746
Comprehensive income	27,710	43,391	83,407	61,027
Comprehensive income attributable to noncontrolling interests	(1,278)	(1,882)	(3,611)	(2,781)
Comprehensive income attributable to common stockholders	$26,432	$41,509	$79,796	$58,246

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited, in thousands)

	Total Equity	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehen- sive Loss	Non-controlling Interests
		Shares	Amount
Balance at December 31, 2017	$2,049,463	93,707	$937	$2,985,122	$(1,022,605)	$(11,893)	$97,902
Cumulative effect of revenue accounting change (Note 2)	2,256	—	—	—	2,256	—	—
Net income	76,230	—	—	—	72,939	—	3,291
Other comprehensive income	7,177	—	—	—	—	6,857	320
Issuance of common stock, net of offering costs	10,769	191	2	10,767	—	—	—
Issuance of common stock, stock-based compensation plans	(764)	36	—	(764)	—	—	—
Amortization of stock-based compensation	3,852	—	—	880	—	—	2,972
Distributions to common stockholders and noncontrolling interests	(71,588)	—	—	—	(67,844)	—	(3,744)
Capital contributions from noncontrolling interests	873	—	—	—	—	—	873
Redemptions of noncontrolling interests	(2,084)	179	2	4,081	—	—	(6,167)
Balance at June 30, 2018	$2,076,184	94,113	$941	$3,000,086	$(1,015,254)	$(5,036)	$95,447

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL TRUST INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Trust Inc.	$76,230	$59,281
Adjustments to reconcile consolidated net income of DCT Industrial Trust Inc. to net cash provided by operating activities:
Real estate related depreciation and amortization	83,128	83,052
Gain on dispositions of real estate interests	(43,974)	(28,102)
Distributions of earnings from unconsolidated joint ventures	3,353	22,717
Equity in earnings of unconsolidated joint ventures, net	(2,166)	(4,253)
Impairment loss on land	371	938
Stock-based compensation	3,198	3,004
Casualty loss (gain)	245	(270)
Straight-line rent	(2,553)	(4,214)
Other	2,286	2,515
Changes in operating assets and liabilities:
Other receivables and other assets	4,234	8,395
Accounts payable, accrued expenses and other liabilities	(5,179)	(3,599)
Net cash provided by operating activities	119,173	139,464
INVESTING ACTIVITIES:
Real estate acquisitions	(78,157)	(35,555)
Capital expenditures and development activities	(152,827)	(97,532)
Proceeds from dispositions of real estate investments	133,619	52,868
Investments in unconsolidated joint ventures	(622)	(11,891)
Proceeds from casualties	—	300
Distributions of investments in unconsolidated joint ventures	773	3,546
Other investing activities	(733)	(3,278)
Net cash used in investing activities	(97,947)	(91,542)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	145,000	189,000
Repayments of senior unsecured revolving line of credit	(55,000)	(131,000)
Proceeds from senior unsecured notes	—	51,940
Repayments of senior unsecured notes	(41,500)	(76,000)
Proceeds from mortgage notes	7,113	—
Principal payments on mortgage notes	(3,417)	(37,770)
Net settlement on issuance of stock-based compensation awards	(764)	(1,452)
Proceeds from issuance of common stock	10,963	60,694
Offering costs for issuance of common stock and OP Units	(194)	(1,199)
Redemption of noncontrolling interests	(2,084)	(4,280)
Dividends to common stockholders	(67,700)	(56,908)
Distributions paid to noncontrolling interests	(3,774)	(2,868)
Contributions from noncontrolling interests	873	532
Other financing activity	(365)	(698)
Net cash used in financing activities	(10,849)	(10,009)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,377	37,913
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	25,845	18,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$36,222	$55,987

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$29,190	$30,616
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$20,651	$15,660
Redemptions of OP Units settled in shares of common stock	$4,083	$2,380
Increase in dividends declared and not paid	$(114)	$(410)
Contributions from noncontrolling interests	$—	$745
Decrease in capital expenditures accruals	$(901)	$(8,301)
Capitalized stock compensation	$654	$687
 The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Land	$1,216,121	$1,162,908
Buildings and improvements	3,385,873	3,284,976
Intangible lease assets	57,869	65,919
Construction in progress	173,139	149,994
Total investment in properties	4,833,002	4,663,797
Less accumulated depreciation and amortization	(961,173)	(919,186)
Net investment in properties	3,871,829	3,744,611
Investments in and advances to unconsolidated joint ventures	73,031	72,231
Net investment in real estate	3,944,860	3,816,842
Cash and cash equivalents	19,843	10,522
Restricted cash	15,813	14,768
Straight-line rent and other receivables, net of allowance for doubtful accounts of $230 and $425, respectively	82,726	80,119
Other assets, net	19,904	25,740
Assets held for sale	—	62,681
Total assets	$4,083,146	$4,010,672

LIABILITIES AND CAPITAL
Liabilities:
Accounts payable and accrued expenses	$106,714	$115,150
Distributions payable	35,184	35,070
Tenant prepaids and security deposits	36,654	34,946
Other liabilities	36,669	34,172
Intangible lease liabilities, net	16,985	18,482
Line of credit	324,000	234,000
Senior unsecured notes	1,287,426	1,328,225
Mortgage notes	163,330	160,129
Liabilities related to assets held for sale	—	1,035
Total liabilities	2,006,962	1,961,209

Partners' Capital:
General Partner:
OP Units, 973,093 and 969,565 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	20,657	20,467
Limited Partners:
OP Units, 96,336,213 and 95,986,961 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,045,062	2,026,234
Accumulated other comprehensive loss	(5,205)	(12,303)
Total partners' capital	2,060,514	2,034,398
Noncontrolling interests	15,670	15,065
Total capital	2,076,184	2,049,463
Total liabilities and capital	$4,083,146	$4,010,672

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited, in thousands, except per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Rental revenues	$109,781	$104,217	$219,204	$209,641
Institutional capital management and other fees	288	304	672	776
Total revenues	110,069	104,521	219,876	210,417

OPERATING EXPENSES:
Rental expenses	9,246	9,226	19,485	18,688
Real estate taxes	17,061	15,529	33,785	32,295
Real estate related depreciation and amortization	41,896	41,447	83,128	83,052
General and administrative	12,824	7,821	20,288	15,013
Casualty loss (gain)	240	—	245	(270)
Total operating expenses	81,267	74,023	156,931	148,778
Operating income	28,802	30,498	62,945	61,639

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated joint ventures, net	1,089	2,737	2,166	4,253
Gain on dispositions of real estate interests	11,784	28,076	43,974	28,102
Interest expense	(16,133)	(16,805)	(32,183)	(33,560)
Other expense	(114)	(7)	(80)	(12)
Impairment loss on land	—	(938)	(371)	(938)
Income tax expense and other taxes	(140)	(69)	(221)	(203)
Consolidated net income of DCT Industrial Operating Partnership LP	25,288	43,492	76,230	59,281
Net income attributable to noncontrolling interests	(366)	(247)	(754)	(480)
Net income attributable to OP Unitholders	24,922	43,245	75,476	58,801
Distributed and undistributed earnings allocated to participating securities	(191)	(162)	(408)	(323)
Adjusted net income attributable to OP Unitholders	$24,731	$43,083	$75,068	$58,478

NET EARNINGS PER OP UNIT:
Basic	$0.25	$0.45	$0.77	$0.61
Diluted	$0.25	$0.45	$0.77	$0.61

WEIGHTED AVERAGE OP UNITS OUTSTANDING:
Basic	97,311	95,827	97,223	95,622
Diluted	97,334	95,949	97,248	95,748

Distributions declared per OP Unit	$0.36	$0.31	$0.72	$0.62

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income of DCT Industrial Operating Partnership LP	$25,288	$43,492	$76,230	$59,281
Other comprehensive income (loss):
Net derivative gain (loss) on cash flow hedging instruments	1,516	(1,503)	5,171	(1,142)
Net reclassification adjustment on cash flow hedging instruments	906	1,402	2,006	2,888
Other comprehensive income (loss)	2,422	(101)	7,177	1,746
Comprehensive income	27,710	43,391	83,407	61,027
Comprehensive income attributable to noncontrolling interests	(389)	(236)	(833)	(483)
Comprehensive income attributable to OP Unitholders	$27,321	$43,155	$82,574	$60,544

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
(unaudited, in thousands)

	Total Capital	General Partner		Limited Partners		Accumulated Other Comprehensive Loss	Non-controlling Interests
		OP Units		OP Units
		Units	Amount	Units	Amount
Balance at December 31, 2017	$2,049,463	970	$20,467	95,987	$2,026,234	$(12,303)	$15,065
Cumulative effect of revenue accounting change (Note 2)	2,256	—	23	—	2,233	—	—
Net income	76,230	—	755	—	74,721	—	754
Other comprehensive income	7,177	—	—	—	—	7,098	79
Issuance of OP Units, net of selling costs	10,769	—	—	191	10,769	—	—
Issuance of OP Units, share-based compensation plans	(764)	—	—	198	(764)	—	—
Amortization of share-based compensation	3,852	—	—	—	3,852	—	—
Distributions to OP Unitholders and noncontrolling interests	(71,588)	—	(704)	—	(69,725)	—	(1,159)
Capital contributions from noncontrolling interests	873	—	—	—	—	—	873
Redemption of limited partner OP Units, net	(2,084)	—	—	(37)	(2,142)	—	58
Conversion of limited partner OP Units to OP Units of general partner	—	3	116	(3)	(116)	—	—
Balance at June 30, 2018	$2,076,184	973	$20,657	96,336	$2,045,062	$(5,205)	$15,670

The accompanying notes are an integral part of these Consolidated Financial Statements.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Consolidated net income of DCT Industrial Operating Partnership LP	$76,230	$59,281
Adjustments to reconcile consolidated net income of DCT Industrial Operating Partnership LP to net cash provided by operating activities:
Real estate related depreciation and amortization	83,128	83,052
Gain on dispositions of real estate interests	(43,974)	(28,102)
Distributions of earnings from unconsolidated joint ventures	3,353	22,717
Equity in earnings of unconsolidated joint ventures, net	(2,166)	(4,253)
Impairment loss on land	371	938
Share-based compensation	3,198	3,004
Casualty loss (gain)	245	(270)
Straight-line rent	(2,553)	(4,214)
Other	2,286	2,515
Changes in operating assets and liabilities:
Other receivables and other assets	4,234	8,395
Accounts payable, accrued expenses and other liabilities	(5,179)	(3,599)
Net cash provided by operating activities	119,173	139,464
INVESTING ACTIVITIES:
Real estate acquisitions	(78,157)	(35,555)
Capital expenditures and development activities	(152,827)	(97,532)
Proceeds from dispositions of real estate investments	133,619	52,868
Investments in unconsolidated joint ventures	(622)	(11,891)
Proceeds from casualties	—	300
Distributions of investments in unconsolidated joint ventures	773	3,546
Other investing activities	(733)	(3,278)
Net cash used in investing activities	(97,947)	(91,542)
FINANCING ACTIVITIES:
Proceeds from senior unsecured revolving line of credit	145,000	189,000
Repayments of senior unsecured revolving line of credit	(55,000)	(131,000)
Proceeds from senior unsecured notes	—	51,940
Repayments of senior unsecured notes	(41,500)	(76,000)
Proceeds from mortgage notes	7,113	—
Principal payments on mortgage notes	(3,417)	(37,770)
Net settlement on issuance of share-based compensation awards	(764)	(1,452)
Proceeds from the issuance of OP Units in exchange for contributions from the REIT, net	10,769	59,495
OP Unit redemptions	(2,084)	(4,280)
Distributions paid on OP Units	(70,315)	(59,387)
Distributions paid to noncontrolling interests	(1,159)	(389)
Contributions from noncontrolling interests	873	532
Other financing activity	(365)	(698)
Net cash used in financing activities	(10,849)	(10,009)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,377	37,913
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	25,845	18,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$36,222	$55,987

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$29,190	$30,616
Supplemental Disclosures of Non-Cash Activities
Retirement of fully depreciated and amortized assets	$20,651	$15,660
Contributions from noncontrolling interests	$—	$745
Decrease in capital expenditures accruals	$(901)	$(8,301)
Capitalized stock compensation	$654	$687
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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2018, DCT owned approximately 96.7% of the outstanding equity interests in the Operating Partnership.
As of June 30, 2018, the Company owned interests in approximately 74.0 million square feet of properties leased to approximately 830 customers, including:

•	63.5 million square feet comprising 388 consolidated operating properties that were 96.9% occupied;

•	1.7 million square feet comprising seven consolidated properties developed by DCT which are shell-construction complete and in lease-up;

•	0.1 million square feet comprising one consolidated property under redevelopment;

•	1.1 million square feet comprising five consolidated value-add acquisitions; and

•	7.6 million square feet comprising 21 unconsolidated properties that were 99.0% occupied and which we operated on behalf of two unconsolidated joint ventures.
In addition, the Company has 17 projects under construction and 15 projects in pre-development. See “Note 3 – Investment in Properties” for further details related to our development activity.

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. We have not realized any losses in our cash and cash equivalents and believe that these short-term instruments are not exposed to any significant credit risk. Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and capital replacement reserves, security deposits and amounts held by intermediary agents to be used for tax-deferred, like-kind exchange transactions. As of June 30, 2018 and June 30, 2017, approximately $14.0 million and $36.3 million, respectively, of restricted cash was included in “Cash, Cash Equivalents and Restricted Cash” in our Consolidated Statements of Cash Flows related to tax deferred, like-kind exchange transactions.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows (in thousands):

	As of June 30,
	2018	2017
Cash and cash equivalents	$19,843	$17,229
Restricted cash	15,813	38,339
Restricted cash included in Other assets, net (1)	566	419
Total cash, cash equivalents and restricted cash	$36,222	$55,987
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
We record rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables. The total increase to “Rental revenues” due to straight-line rent adjustments was approximately $0.9 million and $2.6 million for the three and six months ended June 30, 2018, respectively, and approximately and $0.8 million and $4.2 million for the three and six months ended June 30, 2017, respectively.
If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant generally is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into rental revenues over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease incentive and amortize it as a reduction of rental revenue over the lease term. Tenant recovery income includes reimbursements due from tenants pursuant to their leases for real estate taxes, insurance, repairs and maintenance and other recoverable property operating expenses and is recognized as “Rental revenues” during the period the related expenses are incurred. The reimbursements are recognized and presented on a gross basis, as the Company generally has control for fulfillment of services and other costs that are reimbursable, with respect to purchasing goods and services from third party suppliers. Tenant recovery income recognized as “Rental revenues” was approximately $26.6 million and $53.5 million for the three and six months ended June 30, 2018, respectively, and approximately $24.7 million and $50.6 million for the three and six months ended June 30, 2017. We maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If a customer fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances.
In connection with property acquisitions qualifying as asset acquisitions or business combinations, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. We consider a reasonably assured term to be the measurement period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our Consolidated Statements of Operations on a straight-line basis over the estimated remaining contractual lease term. The total net impact to “Rental revenues” due to the amortization of above and below market rents was an increase of approximately $0.9 million and $1.6 million for the three and six months ended June 30, 2018, respectively, and approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2017, respectively.
Early lease termination fees are recorded in “Rental revenues” on a straight-line basis over the estimated remaining contractual lease term or upon collection if collectability is not assured. Early lease termination fees were approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, and approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2017, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental revenues	$109,781	$104,217	$219,204	$209,641
Institutional capital management and other fees	288	304	672	776
Total revenues	$110,069	$104,521	$219,876	$210,417
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
Additionally, in July 2018, the FASB issued various practical expedients that impact both lessors and lessees that are also effective for fiscal years beginning after December 15, 2018, with early adoption permitted for fiscal years beginning after December 15, 2016. Specifically, the FASB issued a package of practical expedients that if adopted, must all be adopted. These expedients apply to all leases entered into prior to adoption and allow a Company to not: (1) reassess whether existing arrangements contain a lease (2) reassess lease classification and (3) re-evaluate treatment of initial direct costs. The Company expects to elect this package of practical expedients.
Also, another lessor relevant practical expedient was issued in July 2018, that allows lessors to be allowed to combine lease and associated nonlease components for accounting under the new lease standard if the timing and pattern of transfer of nonlease components match those of the related lease components and the lease is classified as operating on a stand-alone basis.
The Company, as a lessee, has a limited number of office and ground leases which will require further evaluation by the Company, but we anticipate they will be treated as operating leases, which will result in the Company recording a lease liability for our obligation for payments over the remaining lease term and an offsetting right-of-use asset in our Consolidated Balance Sheets. As disclosed in our annual Consolidated Financial Statements as of December 31, 2017 and related notes thereto included in our Form 10-K, we had $18.9 million of future noncancelable lease payments primarily related to our office and ground leases that will be required to be recorded on our Consolidated Balance Sheets. Our operating leases for which we are the lessee will generally have an expense pattern consistent with our historical recognition for operating leases. We don't anticipate the impact of the lease accounting ASU for leases in which we are the lessee to have a material impact on our Consolidated Financial Statements.
Leases in which we are the lessor will continue to be accounted for as operating leases with minimal impact on the Company's financial condition or results of operation; however, this standard may impact the timing of recognition and disclosures related to our tenant recovery income earned from leasing our consolidated operating properties. As such, we are currently evaluating the impact of nonlease components such as tenant recovery income. Additionally, the standard only allows for the capitalization of the initial direct costs that would have been incurred if the lease had not been obtained. The adoption of this guidance will impact our current policy regarding the capitalization of internal direct costs related to the successful origination of new leases and likely will reduce the amount of costs we currently capitalize for new leases. During the six months ended June 30, 2018, we capitalized $1.6 million of internal direct costs related to successful origination of new leases.
We are currently evaluating the impacts of the new lease standard for leases in which we are the lessee, which includes changing internal policies and processes with regards to the cost to obtain leases, evaluating the appropriate accounting treatment for nonlease elements in which we are the lessor and evaluating the impact on our internal controls. The standard requires a modified retrospective transition approach for all capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued additional transition relief, which allows a company to present the cumulative impacts of adoption of the lease standard on a modified retrospective approach via a cumulative-effect adjustment in opening retained earnings in the year of adoption instead of being required to restate the impacts of the new lease standard to all comparable periods presented in the year of adoption.  The Company expects to adopt this standard effective January 1, 2019 using the newly issued modified retrospective transition method.
Note 3 – Investment in Properties
Our consolidated investment in properties consists of our operating portfolio, value-add acquisitions, properties under development, properties in pre-development, redevelopment properties and land held for development or other purposes. The historical cost of our investment in properties was (in thousands):

	As of June 30, 2018	As of December 31, 2017
Operating portfolio	$4,296,341	$4,249,242
Properties under development	359,835	280,492
Properties in pre-development	76,864	51,883
Properties under redevelopment(1)	10,133	9,481
Value-add acquisitions(2)	86,173	68,673
Land held(3)	3,656	4,026
Total investment in properties	4,833,002	4,663,797
Less accumulated depreciation and amortization	(961,173)	(919,186)
Net investment in properties	$3,871,829	$3,744,611

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
Acquisition Activity
During the six months ended June 30, 2018, we acquired three buildings totaling approximately 221.0 thousand square feet located in our Denver, Northern California and Seattle markets for a total purchase price of approximately $34.1 million.
Development Activity
Our properties under development include the following:

•
Seven buildings in our Chicago, Dallas, Denver, Miami and Northern California markets totaling approximately 1.7 million square feet that we completed shell-construction as of June 30, 2018 with cumulative costs to date of approximately $128.0 million. These properties are 11.2% leased and occupied based on weighted average square feet as of June 30, 2018.

•	Seventeen projects under construction totaling approximately 4.8 million square feet with cumulative costs to date of approximately $231.8 million.
During the six months ended June 30, 2018, we acquired approximately 143.2 acres of land for development in our Chicago, Cincinnati, New Jersey, Northern California, Pennsylvania and Southern California markets for approximately $44.6 million.
Disposition Activity
During the six months ended June 30, 2018, we sold 16 consolidated operating properties totaling approximately 2.6 million square feet from our Atlanta, Charlotte, Memphis, Northern California, Phoenix and Southern California markets to third-parties for gross proceeds of approximately $137.3 million. We recognized net gains of approximately $44.0 million on the disposition of these properties.
Impairment Loss on Land
During the six months ended June 30, 2018, the Company recognized a $0.4 million impairment loss on land held and used. Located in Reno, Nevada, the land was being held for future development. Based on the Company’s intent to sell and various market estimates, we recorded an impairment to recognize the land at estimated fair value, which was primarily based on level 3 fair value inputs.

Intangible Lease Assets and Liabilities
Aggregate amortization expense for intangible lease assets recognized in connection with property acquisitions (excluding assets and liabilities related to above and below market rents; see “Note 2 – Summary of Significant Accounting Policies” for additional information) was approximately $2.5 million and $4.7 million for the three and six months ended June 30, 2018, respectively, and approximately $2.6 million and $5.4 million for the three and six months ended June 30, 2017, respectively. Our intangible lease assets and liabilities included the following (in thousands):

	As of June 30, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible lease assets	$54,811	$(32,694)	$22,117	$62,785	$(37,114)	$25,671
Above market rent	$3,058	$(1,908)	$1,150	$3,134	$(1,756)	$1,378
Below market rent	$(27,556)	$10,571	$(16,985)	$(28,883)	$10,401	$(18,482)

Note 4 – Investments in and Advances to Unconsolidated Joint Ventures
We enter into joint ventures primarily for purposes of operating and developing industrial real estate. Our investments in these joint ventures are included in “Investments in and advances to unconsolidated joint ventures” in our Consolidated Balance Sheets.

The following table summarizes our unconsolidated joint ventures (dollars in thousands):

	As of June 30, 2018		Investments in and Advances to as of
	Ownership Percentage	Number of Buildings	June 30, 2018	December 31, 2017
Unconsolidated Joint Ventures
Institutional Joint Ventures:
DCT/SPF Industrial Operating LLC	20.0%	13	$38,522	$36,630
TRT-DCT Venture III	10.0%	—	8	220
Total Institutional Joint Ventures		13	38,530	36,850
Other:
SCLA(1)	50.0%	8	34,501	35,381
Total		21	$73,031	$72,231

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

Note 5 – Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
As of June 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of settlement of these instruments. The fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies we believe to be appropriate estimates for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. Our estimates may differ from the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	As of June 30, 2018		As of December 31, 2017
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Borrowings:(1)
Senior unsecured revolving credit facility	$324,000	$324,000	$234,000	$234,000
Fixed rate debt(2)	$1,325,294	$1,336,720	$1,370,421	$1,419,518
Variable rate debt	$132,113	$132,452	$125,000	$123,020

Interest rate contracts:
Interest rate swap asset(3)	$8,729	$8,729	$3,866	$3,866

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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rate swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2018, and December 31, 2017, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.4 million for both periods presented.

During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. During December 2017, we amended the senior unsecured term loan, lowering our margin to between .90% to 1.75% per annum effective January 1, 2018. The interest rate swap effectively fixes the interest rate on the related debt instrument at 2.81%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. As of June 30, 2018 and December 31, 2017, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest rate swap.
The following table presents the effect of our derivative financial instruments on our accompanying Consolidated Financial Statements (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps:
Amount of gain (loss) recognized in OCI for derivatives	$1,516	$(1,503)	$5,171	$(1,142)
Amount of loss reclassified from accumulated OCI for derivatives into interest expense and equity in earnings of unconsolidated joint ventures, net	$(906)	$(1,402)	$(2,006)	$(2,888)
Amount of gain (loss) recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$24	$—	$(6)

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be amortized to “Interest expense” as interest payments are made on our current debt and anticipated debt issuances. During the next 12 months, we estimate that approximately $2.3 million will be reclassified from “Accumulated other comprehensive loss” to “Interest expense” resulting in an increase in interest expense.

Note 6 – Outstanding Indebtedness
As of June 30, 2018, our outstanding indebtedness of approximately $1.8 billion consisted of senior unsecured notes, bank unsecured credit facilities and mortgage notes, excluding approximately $51.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of senior unsecured notes, bank unsecured credit facilities and mortgage notes, excluding approximately $51.9 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of June 30, 2018, the gross book value of our consolidated properties was approximately $4.8 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2017, the gross book value of our consolidated properties was approximately $4.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. Our debt has various covenants with which we were in compliance as of June 30, 2018 and December 31, 2017.
Debt Issuance, Payoffs and Refinancing
During April 2018, we entered into a variable rate senior secured construction loan with a maximum borrowing available of $14.3 million, which matures on April 6, 2020 and bears interest at a variable rate equal to 1 month USD LIBOR plus 2.50%. As of June 30, 2018, we currently have $7.1 million outstanding.

During June 2018, we paid off our $41.5 million senior unsecured note maturing June 2018 using proceeds from our senior unsecured revolving credit facility.
Line of Credit
As of June 30, 2018, we had $324.0 million outstanding and $74.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2017, we had $234.0 million outstanding and $164.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.
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

Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership
DCT
Common Stock
As of June 30, 2018, approximately 94.1 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the six months ended June 30, 2018, we issued approximately 0.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $57.36 per share for proceeds of approximately $10.8 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of June 30, 2018, approximately 0.5 million shares of common stock remain available to be issued under the current offering.
During the six months ended June 30, 2018 and 2017, we issued approximately 36,000 and 72,000 shares of common stock in each corresponding period related to vested shares of restricted stock, phantom shares and stock option exercises.
Operating Partnership
OP Units
For each share of common stock issued by DCT, the Operating Partnership issues a corresponding OP Unit to DCT in exchange for the contribution of the proceeds from the stock issuances.
As of June 30, 2018 and December 31, 2017, DCT owned approximately 96.7% and 96.6%, respectively, of the outstanding equity interests in the Operating Partnership. The remaining common partnership interests in the Operating Partnership were owned by executives of the Company and non-affiliated limited partners.
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
During the six months ended June 30, 2018, approximately 0.1 million OP Units were redeemed in exchange for shares of DCT common stock and approximately $0.9 million in cash. During the six months ended June 30, 2017, approximately 0.2 million OP Units were redeemed for approximately $2.3 million in cash and approximately 0.1 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “LTIP Units” below for a summary of LTIP Unit redemptions.
As of June 30, 2018, and December 31, 2017, there were approximately 3.2 million outstanding OP Units held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $213.3 million and $191.0 million based on the $66.73 and $58.78 per share closing price of DCT’s common stock on June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, included in OP Units were approximately 0.8 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended.
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
Restricted Stock
Holders of restricted stock have voting rights and rights to receive dividends equally along with common shares. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. Restricted stock is recorded at fair value on the date of grant, based on the closing price of our common stock, and amortized to compensation expense on a straight-line basis over the service period during which the stock vests. Restricted stock generally vests ratably over a period of four or five years, depending on the grant. During the six months ended June 30, 2018, we granted approximately 32,000 shares of restricted stock to certain officers and employees at the weighted average fair market value of $58.76 per share.
LTIP Units
Pursuant to the Long-Term Incentive Plan, as amended, the Company may grant limited partnership interests in the Operating Partnership called LTIP Units. LTIP Units generally vest ratably over a period of fourto fiveyears, depending on the grant. In addition to vesting, the implied or actual value of DCT common stock or OP Units per share/unit must be greater than the grant date fair value of the LTIP Units to be redeemable, which is a based on a conversion ratio. As such, vested LTIP Units may be redeemed by the Company in cash or in shares of DCT common stock, at the discretion of the Company, for a maximum of a one-for-one basis with common shares based on the conversion ratio, subject to certain restrictions of the Partnership Agreement. LTIP Units receive distributions equally along with common shares. LTIP Unit equity compensation is amortized to compensation expense over the service period during which the units vest.
During the six months ended June 30, 2018, approximately 0.1 million LTIP Units were granted to certain senior executives, which vest over a four year period with fair value per LTIP Unit of $54.29 which totals approximately $7.2 million at the date of grant as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using a weighted average volatility factor of 18%, a weighted average risk-free interest rate of 2.51% and an assumed holding period of 5 years. During the six months ended June 30, 2018, approximately 121,000 vested LTIP Units were converted into approximately 121,000 shares of DCT common stock and approximately 21,000 vested LTIP Units were redeemed for approximately $1.2 million in cash. As of June 30, 2018, approximately 1.2 million LTIP Units were outstanding.

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

DCT
The following table presents the computation of basic and diluted weighted average common shares outstanding (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Denominator
Weighted average common shares outstanding – basic	94,101	92,307	93,956	92,030
Effect of dilutive securities:
Stock options	23	122	25	126
Weighted average common shares outstanding – diluted	94,124	92,429	93,981	92,156

Operating Partnership
The following table presents the computation of basic and diluted weighted average OP Units outstanding (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Denominator
Weighted average OP Units outstanding – basic	97,311	95,827	97,223	95,622
Effect of dilutive securities:
Stock options	23	122	25	126
Weighted average OP Units outstanding – diluted	97,334	95,949	97,248	95,748

DCT and the Operating Partnership
Potentially Dilutive Shares
For the three and six months ended June 30, 2018, DCT excluded from net earnings per diluted share the weighted average common share equivalents related to 3.2 million and 3.3 million OP Units, respectively, because their effects would be anti-dilutive. During the same periods ended June 30, 2017, DCT excluded from net earnings per diluted share the weighted average common share equivalents related to 3.5 million and 3.6 million OP Units, respectively, because their effect would be anti-dilutive.

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

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of June 30, 2018	As of December 31, 2017
Segments:
East assets	$1,133,715	$1,125,085
Central assets	1,196,813	1,187,663
West assets	1,629,552	1,582,436
Total segment net assets	3,960,080	3,895,184
Non-segment assets:
Non-segment cash and cash equivalents	19,843	10,522
Other non-segment assets(1)	103,223	104,966
Total assets	$4,083,146	$4,010,672

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, deferred loan costs, other receivables, restricted cash and other assets.
The following table presents the rental revenues of our segments and a reconciliation of our segment rental revenues to our reported consolidated total revenues (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
East	$31,052	$31,321	$62,441	$62,982
Central	37,135	34,160	74,321	68,758
West	41,594	38,736	82,442	77,901
Rental revenues	109,781	104,217	219,204	209,641
Institutional capital management and other fees	288	304	672	776
Total revenues	$110,069	$104,521	$219,876	$210,417

The following table presents a reconciliation of our reported “Net income attributable to common stockholders” to our property NOI and property NOI of our segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$24,116	$41,634	$72,939	$56,593
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	806	1,611	2,537	2,208
Net income attributable to OP Unitholders	$24,922	$43,245	$75,476	$58,801
Net income attributable to noncontrolling interests of the Operating Partnership	366	247	754	480
Institutional capital management and other fees	(288)	(304)	(672)	(776)
Gain on dispositions of real estate interests	(11,784)	(28,076)	(43,974)	(28,102)
Real estate related depreciation and amortization	41,896	41,447	83,128	83,052
Casualty loss (gain)	240	—	245	(270)
General and administrative expense	12,824	7,821	20,288	15,013
Equity in earnings of unconsolidated joint ventures, net	(1,089)	(2,737)	(2,166)	(4,253)
Interest expense	16,133	16,805	32,183	33,560
Other expense	114	7	80	12
Impairment loss on land	—	938	371	938
Income tax expense and other taxes	140	69	221	203
Property NOI(1)	$83,474	$79,462	$165,934	$158,658

East	$24,189	$24,350	$48,416	$48,568
Central	27,031	24,514	53,398	49,024
West	32,254	30,598	64,120	61,066
Property NOI(1)	$83,474	$79,462	$165,934	$158,658

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

Note 11 – The Proposed Merger with Prologis, Inc.

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

During the three and six months ended June 30, 2018, the Company incurred $5.5 million of transaction costs related to the planned Merger, which were recorded in general and administrative expense in our consolidated statements of income.

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
DCT was formed as a Maryland corporation in April 2002 and has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are structured as an umbrella partnership REIT under which substantially all our current and future business is, and will be, conducted through a majority owned and controlled subsidiary, DCT Industrial Operating Partnership LP, a Delaware limited partnership, for which DCT is the sole general partner. DCT owns properties through the Operating Partnership and its subsidiaries. As of June 30, 2018, DCT owned approximately 96.7% of the outstanding equity interests in the Operating Partnership.

As of June 30, 2018, the Company owned interests in approximately 74.0 million square feet of properties leased to approximately 830 customers, including:

•	63.5 million square feet comprising 388 consolidated operating properties that were 96.9% occupied;

•	1.7 million square feet comprising seven consolidated properties developed by DCT which are shell-construction complete and in lease-up;

•	0.1 million square feet comprising one consolidated property under redevelopment;

•	1.1 million square feet comprising five consolidated value-add acquisitions; and

•
7.6 million square feet comprising 21 unconsolidated properties that were 99.0% occupied and which we operated on behalf of one institutional capital management partner and an unconsolidated joint venture.

In addition, the Company has 17 projects under construction and 15 projects in pre-development. See “Notes to Consolidated Financial Statements, Note 3 – Investment in Properties” for further details related to our development activity.
Our primary business objectives are to maximize long-term growth in Funds From Operations, or “FFO”, as defined on page 47, net asset value of our portfolio and total shareholder return. In our pursuit of these long-term objectives, we seek to:

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
During the three and six months ended June 30, 2018, the Company incurred $5.5 million of transaction costs related to the planned Merger, which were recorded in general and administrative expense in our consolidated statements of operations.

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
Summary of Significant Transactions and Activities for the Six Months Ended June 30, 2018

•	Acquisition Activities

•
During the six months ended June 30, 2018, we acquired three buildings totaling approximately 221.0 thousand square feet located in our Denver, Northern California and Seattle markets for a total purchase price of approximately $34.1 million and a projected investment of $36.5 million. The Northern California property is classified as a Value-Add Acquisition as it was acquired via a sale-leaseback transaction with a short lease that expires on August 31, 2018.

•	Development Activities

•
As of June 30, 2018, we completed shell-construction on seven buildings in our Chicago, Dallas, Denver, Miami and Northern California markets totaling 1.7 million square feet with cumulative costs to date of approximately $128.0 million and a total projected investment of approximately $145.0 million. These properties are 24.2% leased and 11.2% occupied based on weighted average square feet as of June 30, 2018.

•
Also, as of June 30, 2018, we have 17 projects under construction totaling 4.8 million square feet with cumulative costs to date of approximately $231.8 million and a total projected investment of approximately

$397.7 million. These projects are 11.4% pre-leased.

•
Additionally, during the six months ended June 30, 2018, we acquired 143.2 acres of land for development in our Chicago, Cincinnati, New Jersey, Northern California, Pennsylvania and Southern California markets for approximately $44.6 million.

The table below reflects a summary of development activities as of June 30, 2018, (in thousands, except acres and number of buildings):

Project	Market	Acres	Number of Buildings	Square Feet	Percent-age Owned(1)	Cumulative Costs at 6/30/2018	Projected Investment	Completion Date(2)	Percent-age Leased(3)
Consolidated Development Activities:
Development Projects in Lease-Up
DCT Stockyards Industrial Center	Chicago	10	1	167	100%	$14,514	$17,813	Q4-2017	84%
DCT Greenwood	Chicago	8	1	140	100%	10,616	11,887	Q4-2017	57%
DCT DFW Trade Center	Dallas	10	1	112	100%	9,433	9,797	Q3-2017	48%
DCT Summit Distribution Center	Denver	12	1	168	100%	12,369	13,856	Q4-2017	0%
DCT Commerce Building D	Miami	8	1	137	100%	14,316	16,119	Q2-2018	0%
DCT Commerce Building E	Miami	10	1	162	100%	21,086	21,400	Q2-2018	83%
DCT Arbor Avenue	Northern California	40	1	796	100%	45,683	54,085	Q1-2018	0%
	Sub Total	98	7	1,682	100%	$128,017	$144,957		24%
Development Projects Under Construction
DCT River West Distribution Center Phase II	Atlanta	60	1	926	100%	$12,514	$46,711	Q4-2018	0%
DCT Terrapin Commerce Center Building I	Baltimore/Wash. D.C.	13	1	126	100%	11,779	14,852	Q3-2018	0%
DCT Terrapin Commerce Center Building II	Baltimore/Wash. D.C.	10	1	94	100%	9,180	10,990	Q3-2018	0%
DCT Pinnacle Industrial Center	Chicago	26	1	407	100%	14,352	30,625	Q4-2018	0%
DCT Freeport West Building II	Dallas	7	1	111	100%	6,874	10,496	Q3-2018	0%
DCT Freeport West Building III	Dallas	6	1	83	100%	5,085	7,962	Q3-2018	0%
Seneca Commerce Center Building I	Miami	13	1	222	90%	17,396	22,242	Q3-2018	0%
Seneca Commerce Center Building IV	Miami	4	1	62	90%	6,352	8,322	Q3-2018	0%
Midline Commerce Center	New Jersey	34	1	440	100%	28,808	36,055	Q3-2018	0%
DCT Northline Building I	New Jersey	71	1	913	100%	21,572	68,955	Q2-2019	0%
DCT Williams Corporate Center	Northern California	4	1	75	100%	13,165	15,010	Q3-2018	0%
DCT Airport Distribution Center Building E	Orlando	6	1	102	100%	5,244	7,502	Q3-2018	0%
DCT Rockline Commerce Center Building I	Pennsylvania	8	1	112	100%	9,448	10,758	Q3-2018	100%
DCT Rockline Commerce Center Building II	Pennsylvania	17	1	224	100%	15,430	18,351	Q3-2018	0%
DCT Conewago Commerce Center	Pennsylvania	8	1	100	100%	3,116	7,651	Q4-2018	100%
Blair Logistics Center Building A	Seattle	27	1	545	100%	37,563	49,878	Q3-2018	62%
Hudson Distribution Center	Seattle	15	1	288	100%	13,940	31,371	Q4-2018	0%
	Sub Total	329	17	4,830	99%	$231,818	$397,731		11%

Leased Pre-Development
SCLA Building 3 Expansion		26	0	466	50%	$—	$25,133	Q2-2019	100%

	Total	453	24	6,978	97%	$359,835	$567,821		14%

(1)	Percentage owned is based on equity ownership weighted by square feet.

(2)	The completion date represents the date of building shell-construction completion or estimated date of shell-construction completion.

(3)	Percentage leased is computed as of the date the financial statements were available to be issued.
•Disposition Activities

•
During the six months ended June 30, 2018, we sold 16 consolidated operating properties totaling approximately 2.6 million square feet from our Atlanta, Charlotte, Memphis, Northern California, Phoenix and Southern California markets to third-parties for gross proceeds of approximately $137.3 million. We recognized gains of approximately $44.0 million on the disposition of these properties.

•Debt Activity

•
As of June 30, 2018, we had $324.0 million outstanding and $74.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.

•	Equity Activity

•
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share. During the six months ended June 30, 2018, we issued approximately 0.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $57.36 per share for proceeds of approximately $10.8 million, net of offering costs. The proceeds from the sale of shares of common stock were contributed to the Operating Partnership for an equal number of OP units in the Operating Partnership and were used for general corporate purposes, including funding developments and redevelopments. As of June 30, 2018, approximately 0.5 million shares of common stock remain available to be issued under the current offering.

•	Leasing Activity

•
During the six months ended June 30, 2018, we signed a total of 97 leases comprising 5.7 million square feet of which 27 leases totaling 1.9 million square feet included concessions of $2.5 million primarily related to free rent periods.

The following table provides a summary of our leasing activity for the three and six months ended June 30, 2018:

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
SECOND QUARTER 2018		(in thousands)			(in months)
New	13	581	N/A	28.5%	64	$3.06
Renewal	34	2,242	N/A	32.7%	54	1.36
Developments, redevelopments and value-add acquisitions	4	285	N/A	N/A	87	N/A
Total/Weighted Average	51	3,108	$5.27	32.0%	59	$1.71
Weighted Average Retention(6)	74.0%

	Number of Leases Signed	Square Feet Signed(1)	Net Effective Rent Per Square Foot(2)	Straight-Line Basis Rent Growth(3)	Weighted Average Lease Term(4)	Turnover Costs Per Square Foot(5)
YEAR TO DATE 2018		(in thousands)			(in months)
New	26	1,239	N/A	32.9%	60	$4.38
Renewal	59	3,717	N/A	33.5%	53	1.54
Developments, redevelopments and value-add acquisitions	12	697	N/A	N/A	81	N/A
Total/Weighted Average	97	5,653	$5.44	33.3%	58	$2.25
Weighted Average Retention(6)	76.8%

(1)	Reflects leases executed during the periods presented. Excludes leases with a term shorter than one year.

(2)	Net effective rent is the average monthly base rental income over the term of the lease, calculated on a straight-line basis.

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

Customer Diversification
As of June 30, 2018, there were no customers that occupied more than 3.4% of our consolidated properties based on annualized base rent, which is calculated as the monthly contractual base rent (cash basis) per the terms of the lease, as of the period end, multiplied by 12. The following table presents our 10 largest customers, based on annualized base rent as of June 30, 2018, who occupied a combined 10.9 million square feet, or 17.6%, of our consolidated properties and 19.0% of annualized base rent.

Customer	Percentage of Annualized Base Rent	Percentage of Square Feet
Amazon.com, Inc.	3.4%	2.5%
Distributions Alternatives, Inc.	3.2%	3.5%
FedEx Corporation	2.9%	1.5%
United Parcel Service, Inc.	1.7%	1.6%
Geodis	1.5%	2.0%
Stanley Black & Decker, Inc.	1.5%	1.6%
Deutsche Post DHL Group	1.5%	1.5%
Kuehne + Nagel Group	1.1%	0.8%
The J. M. Smucker Company	1.1%	1.7%
Schenker, Inc.	1.1%	0.9%
Total	19.0%	17.6%

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
Results of Operations
Summary of the three and six months ended June 30, 2018 compared to the same period ended June 30, 2017
We are a leading industrial real estate company specializing in the ownership, acquisition, development, leasing and management of bulk-distribution and light-industrial properties located in high-demand distribution markets in the United States. Our actively managed portfolio is strategically located near population centers and well-positioned to take advantage of market dynamics. As of June 30, 2018, the Company owned interests in or had under development approximately 74.0 million square feet of properties leased to approximately 830 customers, including 4.6 million square feet managed on behalf of one institutional capital management joint venture partner and 3.0 million square feet in an unconsolidated joint venture. As of June 30, 2018, we consolidated 388 operating properties, one redevelopment property, seven development properties and five value-add acquisitions. As of June 30, 2017, we consolidated 397 operating properties, two redevelopment properties, five development properties, three value-add acquisitions and one operating property classified as held for sale.
Comparison of the three months ended June 30, 2018 compared to the same period ended June 30, 2017
Our quarterly same-store portfolio includes all consolidated stabilized acquisitions acquired before April 1, 2017 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to April 1, 2017. Once a property is included in our quarterly same-store portfolio, it remains until it is subsequently disposed of or placed into redevelopment. We consider our quarterly same-store portfolio to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating portfolio period over period. Developments and redevelopments are deemed to be stabilized upon the earlier of achieving 90% occupancy or 12 months after shell-construction completion. Value-add acquisitions are deemed to be stabilized i) if the property acquired is less than 75% occupied upon acquisition, the property will stabilize upon the earlier of achieving 90% occupancy or 12 months from the acquisition date, or ii) if the property is acquired with known move-outs within 24 months of the acquisition date the property will stabilize upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred. All other acquisitions are deemed stabilized upon acquisition. Non-same-store operating properties include properties not meeting the quarterly same-store criteria and exclude development and redevelopment properties and value-add acquisitions that are not stabilized or ready for their intended use.

For the three months ended June 30, 2018, we had 369 properties classified in our quarterly same-store portfolio comprising 59.7 million square feet and 32 classified as non-same-store, which includes 19 operating properties, seven development properties, one redevelopment property and five value-add acquisitions that were not stabilized. A discussion of these changes follows the table below.

The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income (“NOI”), other revenue and other income, and other expenses for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 (in thousands):

	For the Three Months Ended June 30,
	2018	2017	$ Change	Percent Change
Rental Revenues
Quarterly same-store portfolio	$101,077	$96,686	$4,391	4.5%
Non-same-store operating properties	7,704	7,051	653	9.3%
Developments, redevelopments and value-add acquisitions	1,000	480	520	108.3%
Total rental revenues	109,781	104,217	5,564	5.3%
Rental Expenses and Real Estate Taxes
Quarterly same-store portfolio	24,395	22,878	1,517	6.6%
Non-same-store operating properties	1,631	1,751	(120)	(6.9)%
Developments, redevelopments and value-add acquisitions	281	126	155	123.0%
Total rental expenses and real estate taxes	26,307	24,755	1,552	6.3%
Property NOI(1)
Quarterly same-store portfolio	76,681	73,809	2,872	3.9%
Non-same-store operating properties	6,074	5,300	774	14.6%
Developments, redevelopments and value-add acquisitions	719	353	366	103.7%
Total property NOI	83,474	79,462	4,012	5.0%
Other Revenue and Other Income
Institutional capital management and other fees	288	304	(16)	(5.3)%
Equity in earnings of unconsolidated joint ventures, net	1,089	2,737	(1,648)	(60.2)%
Gain on dispositions of real estate interests	11,784	28,076	(16,292)	(58.0)%
Total other revenue and other income	13,161	31,117	(17,956)	(57.7)%
Other Expenses
Real estate related depreciation and amortization	41,896	41,447	449	1.1%
Interest expense	16,133	16,805	(672)	(4.0)%
General and administrative	12,824	7,821	5,003	64.0%
Casualty loss	240	—	240	—%
Impairment on non-depreciated assets	—	938	(938)	(100.0)%
Other expense	114	7	107	1,528.6%
Income tax expense and other taxes	140	69	71	102.9%
Total other expenses	71,347	67,087	4,260	6.3%
Net income attributable to noncontrolling interests of the Operating Partnership	(366)	(247)	(119)	(48.2)%
Net income attributable to OP Unitholders	$24,922	$43,245	$(18,323)	(42.4)%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(806)	(1,611)	805	50.0%
Net income attributable to common stockholders	$24,116	$41,634	$(17,518)	(42.1)%

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

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $5.6 million for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the following changes:

•	$4.4 million increase in total revenues in our quarterly same-store portfolio primarily due to the following:

•	$3.3 million increase in base rent primarily resulting from increased rental rates and a 40 basis point increase in average occupancy period over period; and

•	$2.1 million increase in operating expense recoveries due to higher average occupancy and increases in property taxes; partially offset by

•	$0.7 million decrease in straight-line rental revenue; and

•	$0.1 million decrease in below market rents.

•
$0.7 million increase in total revenues in our non-same-store portfolio, of which $5.5 million is attributed to three acquisitions and 16 development, redevelopment and value-add properties placed into our operating portfolio since April 1, 2017, offset in part by a $4.8 million decrease attributed to 26 consolidated property dispositions since April 1, 2017; and

•
$0.5 million increase in developments, redevelopments and value-add acquisitions total revenues primarily related to two development properties that were not stabilized at 68.6% occupancy as of June 30, 2018.

The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Three Months Ended June 30,
	2018	2017	$ Change	Percent Change
Base rent	$80,460	$76,890	$3,570	4.6%
Straight-line rent	919	822	97	11.8%
Amortization of above and below market rent intangibles	816	712	104	14.6%
Tenant recovery income	26,636	24,745	1,891	7.6%
Other	525	613	(88)	(14.4)%
Revenues related to early lease terminations	425	435	(10)	(2.3)%
Total rental revenues	$109,781	$104,217	$5,564	5.3%
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $1.6 million for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$1.5 million increase in rental expenses and real estate taxes period over period in our quarterly same-store portfolio primarily due to an increase in property taxes in the Chicago, Houston and Southern California markets.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Three Months Ended June 30,
	2018	2017	$ Change	Percent Change
Real estate taxes	$17,061	$15,529	$1,532	9.9%
Insurance	1,039	1,174	(135)	(11.5)%
Common area maintenance	3,832	3,868	(36)	(0.9)%
Utilities	1,196	1,197	(1)	(0.1)%
Property management fees	2,881	2,826	55	1.9%
Other	298	161	137	85.1%
Total rental expenses and real estate taxes	$26,307	$24,755	$1,552	6.3%

Other Revenue and Other Income
Total other revenue and other income decreased $18.0 million for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$16.3 million decrease in gain on dispositions of real estate interests primarily related to gains of $11.8 million recognized from the disposition of 10 consolidated operating properties from our Chicago, Cincinnati and Southern California markets during 2018 compared to gains of $28.1 million recognized from the disposition of four properties in the Baltimore/Washington D.C., Cincinnati and Phoenix markets during 2017; and

•	$1.6 million decrease in equity in earnings of unconsolidated joint ventures, net, primarily related to a decrease in earnings due to liquidation of one of our unconsolidated joint ventures in 2017.
Other Expenses
Other expenses increased $4.3 million for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•	$5.0 million increase in general and administrative expense related to $3.0 million in legal fees and $2.0 million in other professional service fees, both of which are related to the Prologis merger;

•	$0.4 million increase in depreciation and amortization expense resulting from the following:

•	$2.9 million increase related to real estate acquisitions, development and redevelopment properties and value-add acquisitions, and capital additions; which was offset by

•	$2.0 million decrease related to real estate dispositions; and

•	$0.5 million decrease related to our quarterly same-store portfolio.

•	$0.2 million increase in casualty losses due to roof damage at several of our properties in the Dallas market; which was partially offset by

•	$0.9 million decrease in impairment losses on non-depreciable assets in 2017 with no corresponding activity during 2018; and

•	$0.7 million decrease in interest expense due to the following:

•	$1.5 million decrease in capitalized interest primarily related to lower average investment in development activity; which was offset by

•	$0.8 million increase primarily due to increased average outstanding indebtedness of approximately $102.1 million.
Comparison of the six months ended June 30, 2018 compared to the same period ended June 30, 2017
Our annual same-store portfolio includes all consolidated stabilized acquisitions acquired before January 1, 2017 and all consolidated development and redevelopment properties and value-add acquisitions stabilized prior to January 1, 2017. Once a property is included in our annual same-store portfolio, it remains until it is subsequently disposed of or placed into redevelopment. We consider our annual same-store portfolio to be a useful measure to improve comparability between periods by excluding the effects of changes in our consolidated operating portfolio period over period. Developments and redevelopments are deemed to be stabilized upon the earlier of achieving 90% occupancy or 12 months after shell-construction completion. Value-add acquisitions are deemed to be stabilized i) if the property acquired is less than 75% occupied upon acquisition, the property will stabilize upon the earlier of achieving 90% occupancy or 12 months from the acquisition date, or ii) if the property is acquired with known move-outs within 24 months of the acquisition date the property will stabilize upon the earlier of achieving 90% occupancy after the known move-outs have occurred or 12 months after the known move-outs have occurred. All other acquisitions are deemed stabilized upon acquisition. Non-same-store operating properties include properties not meeting the annual same-store criteria and exclude development and redevelopment properties and value-add acquisitions that are not stabilized or ready for their intended use.
For the six months ended June 30, 2018, we had 368 properties classified in our annual same-store portfolio comprising 59.4 million square feet and 33 classified as non-same-store, which includes 20 operating properties, seven development properties, one redevelopment property and five value-add acquisitions that were not stabilized. A discussion of these changes follows the table below.

The following table presents the changes in rental revenues, rental expenses and real estate taxes, property net operating income (“NOI”), other revenue and other income, and other expenses for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017	$ Change	Percent Change
Rental Revenues
Annual same-store portfolio	$201,325	$194,446	$6,879	3.5%
Non-same-store operating properties	16,493	14,364	2,129	14.8%
Developments, redevelopments and value-add acquisitions	1,386	831	555	66.8%
Total rental revenues	219,204	209,641	9,563	4.6%
Rental Expenses and Real Estate Taxes
Annual same-store portfolio	49,162	46,882	2,280	4.9%
Non-same-store operating properties	3,643	3,840	(197)	(5.1)%
Developments, redevelopments and value-add acquisitions	465	261	204	78.2%
Total rental expenses and real estate taxes	53,270	50,983	2,287	4.5%
Property NOI(1)
Annual same-store portfolio	152,163	147,564	4,599	3.1%
Non-same-store operating properties	12,850	10,524	2,326	22.1%
Developments, redevelopments and value-add acquisitions	921	570	351	61.6%
Total property NOI	165,934	158,658	7,276	4.6%
Other Revenue and Other Income
Institutional capital management and other fees	672	776	(104)	(13.4)%
Casualty (loss) gain	(245)	270	(515)	—%
Equity in earnings of unconsolidated joint ventures, net	2,166	4,253	(2,087)	(49.1)%
Gain on dispositions of real estate interests	43,974	28,102	15,872	56.5%
Total other revenue and other income	46,567	33,401	13,166	39.4%
Other Expenses
Real estate related depreciation and amortization	83,128	83,052	76	0.1%
Interest expense	32,183	33,560	(1,377)	(4.1)%
General and administrative	20,288	15,013	5,275	35.1%
Impairment loss on land	371	938	(567)	(60.4)%
Other expense	80	12	68	566.7%
Income tax expense and other taxes	221	203	18	8.9%
Total other expenses	136,271	132,778	3,493	2.6%
Net income attributable to noncontrolling interests of the Operating Partnership	(754)	(480)	(274)	(57.1)%
Net income attributable to OP Unitholders	$75,476	$58,801	$16,675	28.4%
Net income attributable to noncontrolling interests of DCT Industrial Trust Inc.	(2,537)	(2,208)	(329)	(14.9)%
Net income attributable to common stockholders	$72,939	$56,593	$16,346	28.9%

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

Rental Revenues
Rental revenues, which are comprised of base rent, straight-line rent, amortization of above and below market rent intangibles, tenant recovery income, other rental income and early lease termination fees, increased by $9.6 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the following changes:

•	$6.9 million increase in total revenues in our annual same-store portfolio primarily due to the following:

•	$7.8 million increase in base rent primarily resulting from increased rental rates and a 40 basis point increase in average occupancy period over period; and

•	$2.9 million increase in operating expense recoveries due to higher average occupancy and property taxes; which was partially offset by

•	$2.9 million decrease in straight-line rental revenue;

•	$0.6 million decrease in other miscellaneous revenue; and

•	$0.3 million decrease in other revenue primarily driven by early lease termination revenue.

•
$2.1 million increase in total revenues in our non-same-store portfolio, of which $11.8 million is attributed to three acquisitions and 17 development, redevelopment and value-add properties placed into our operating portfolio since January 1, 2017, offset in part by a $9.1 million decrease attributed to 26 consolidated property dispositions since January 1, 2017; and

•	$0.6 million increase in developments, redevelopments and value-add acquisitions total revenues related to two development properties that were not stabilized at 68.6% occupancy as of June 30, 2018.
The following table presents the various components of our consolidated rental revenues (in thousands):

	For the Six Months Ended June 30,
	2018	2017	$ Change	Percent Change
Base rent	$159,592	$150,861	$8,731	5.8%
Straight-line rent	2,553	4,214	(1,661)	(39.4)%
Amortization of above and below market rent intangibles	1,556	1,444	112	7.8%
Tenant recovery income	53,525	50,617	2,908	5.7%
Other	1,210	1,569	(359)	(22.9)%
Revenues related to early lease terminations	768	936	(168)	(17.9)%
Total rental revenues	$219,204	$209,641	$9,563	4.6%
Rental Expenses and Real Estate Taxes
Rental expenses and real estate taxes, which are comprised of insurance, common area maintenance, utilities, property management fees and other rental expenses, and real estate taxes, increased by $2.3 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$2.3 million increase in rental expenses and real estate taxes period over period in our annual same-store portfolio primarily due to a $1.2 million increase in property taxes in our Chicago, Houston and Southern California markets and a $0.8 million increase in snow removal costs in our Baltimore/Washington, Chicago, Cincinnati and Pennsylvania markets.

The following table presents the various components of our rental expenses and real estate taxes (in thousands):

	For the Six Months Ended June 30,
	2018	2017	$ Change	Percent Change
Real estate taxes	$33,785	$32,295	$1,490	4.6%
Insurance	1,923	2,346	(423)	(18.0)%
Common area maintenance	8,557	7,936	621	7.8%
Utilities	2,261	2,200	61	2.8%
Property management fees	5,746	5,496	250	4.5%
Other	998	710	288	40.6%
Total rental expenses and real estate taxes	$53,270	$50,983	$2,287	4.5%
Other Revenue and Other Income
Total other revenue and other income increased $13.2 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$15.9 million increase in gain on dispositions of real estate interests primarily related to gains of $44.0 million recognized from the disposition of 16 consolidated operating properties totaling approximately 2.6 million square feet from our Atlanta, Charlotte, Chicago, Cincinnati, Memphis, Northern California, Phoenix and Southern California markets during 2018 compared to gains of $28.1 million recognized from the disposition of four properties in the Baltimore/Washington D.C., Cincinnati and Phoenix markets during 2017; partially offset by

•	$2.1 million decrease in equity in earnings of unconsolidated joint ventures, net, primarily related to a decrease in earnings due to liquidation of one of our unconsolidated joint ventures in 2017;

•
$0.5 million decrease in casualty gains primarily related to an insurance settlement from a casualty event at one property in our Southern California market during 2017 compared to $0.2 million of casualty losses due to roof damage at several of our properties in the Dallas market in 2018; and

•	$0.1 million decrease in institutional capital management and other fees due to the liquidation of one of our funds in 2017.
Other Expenses
Other expenses increased $3.5 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the following:

•
$5.3 million increase in general and administrative expense primarily related to $3.0 million in legal fees and $2.0 million in other professional service fees, both of which are related to the Prologis merger; and

•	$0.1 million increase in depreciation and amortization expense resulting from the following:

•	$5.2 million increase related to real estate acquisitions, development and redevelopment properties and value-add acquisitions, and capital additions; partially offset by

•	$3.8 million decrease related to real estate dispositions; and

•	$1.3 million decrease related to our quarterly same-store portfolio; partially offset by

•	$1.4 million decrease in interest expense due to the following:

•	$3.0 million decrease in capitalized interest primarily related to decreased development activities; which was offset by

•	$1.6 million increase primarily due to increased average outstanding indebtedness of approximately $96.6 million; and

•
$0.6 million decrease in impairment losses on non-depreciable assets related to the impairment loss on land recognized on one parcel in our West operating segment during 2017 compared to a loss recognized on one parcel in the same segment in 2018.

Segment Summary for the three and six months ended June 30, 2018 compared to the same periods ended June 30, 2017
The Company’s segments are based on our internal reporting of operating results used to assess performance based on our properties’ geographical markets. Our markets are aggregated into three reportable regions or segments, East, Central and West, which are based on the geographical locations of our properties. These regions are comprised of the markets by which management and their operating teams conduct and monitor business (see further detail on our Segments in “Notes to the Consolidated Financial Statements, Note 10 – Segment Information”). Management considers rental revenues and property NOI aggregated by segment to be the appropriate way to analyze performance.
The following table presents the changes in our consolidated properties by segment (dollar amounts and square feet in thousands):

	As of June 30,				For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Number of buildings	Square feet	Occupancy at period end	Segment assets(1)	Rental revenues(2)	Property NOI(3)	Rental revenues(2)	Property NOI(3)
EAST:
2018	114	20,323	94.1%	$1,133,715	$31,052	$24,189	$62,441	$48,416
2017	117	22,014	95.2%	$1,084,996	$31,321	$24,350	$62,982	$48,568
CHANGE:	(3)	(1,691)	(1.1)%	$48,719	$(269)	$(161)	$(541)	$(152)

CENTRAL:
2018	146	24,279	91.8%	$1,196,813	$37,135	$27,031	$74,321	$53,398
2017	147	23,018	95.0%	$1,119,228	$34,160	$24,514	$68,758	$49,024
CHANGE:	(1)	1,261	(3.2)%	$77,585	$2,975	$2,517	$5,563	$4,374

WEST:
2018	141	21,832	93.8%	$1,629,552	$41,594	$32,254	$82,442	$64,120
2017	143	20,680	96.9%	$1,508,456	$38,736	$30,598	$77,901	$61,066
CHANGE:	(2)	1,152	(3.1)%	$121,096	$2,858	$1,656	$4,541	$3,054

(1)	Segment assets include all assets comprising our consolidated properties included in a segment, less non-segment cash and cash equivalents and other non-segment assets.

(2)	Segment rental revenues include revenue from our operating portfolio, development and redevelopment properties and value-add acquisitions.

(3)
For the definition of property NOI, as defined on page 34, and a reconciliation of our property NOI to our reported “Net income attributable to common stockholders” see “Notes to Consolidated Financial Statements, Note 10 – Segment Information.”

The following table presents our total assets, net of accumulated depreciation and amortization, by segment (in thousands):

	As of June 30, 2018	As of December 31, 2017	$ Change
Segments:
East assets	$1,133,715	$1,125,085	$8,630
Central assets	1,196,813	1,187,663	9,150
West assets	1,629,552	1,582,436	47,116
Total segment net assets	3,960,080	3,895,184	64,896
Non-segment assets:
Non-segment cash and cash equivalents	19,843	10,522	9,321
Other non-segment assets(1)	103,223	104,966	(1,743)
Total assets	$4,083,146	$4,010,672	$72,474

(1)	Other non-segment assets primarily consist of investments in and advances to unconsolidated joint ventures, other receivables, restricted cash and other assets.

East Segment

•
East Segment assets increased by approximately $8.6 million in 2018 due to development costs incurred since December 31, 2017 and the acquisition of three properties partially offset by the disposition of four properties since December 31, 2017.

•
East Segment property NOI decreased $0.2 million for the three months ended June 30, 2018 compared to the same period in 2017, primarily as a result of a $0.3 million decrease in NOI due to a decrease in rental revenues, partially offset by a $0.1 million decrease in real estate taxes.

•	East Segment property NOI decreased $0.2 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily as a result of:

•	$0.5 million decrease in NOI due to a decrease in rental revenues; which was offset by

•
$0.3 million increase in NOI due to a decrease in total operating expenses primarily related to a $0.7 million decrease in real estate taxes, partially offset by a $0.4 million increase in snow removal costs.

Central Segment

•
Central Segment assets increased by approximately $9.2 million in 2018 primarily due to development costs incurred since December 31, 2017 and the acquisition of two properties partially offset by the disposition of eight properties.

•	Central Segment property NOI increased approximately $2.5 million for the three months ended June 30, 2018 compared to the same period in 2017 primarily as a result of:

•	$3.0 million increase in NOI due to an increase in rental revenues, primarily due to an increase in base rent of $2.3 million; which was partially offset by

•	$0.5 million decrease in NOI due to an increase in total operating expenses primarily related to a $0.3 million increase in real estate taxes.

•	Central Segment property NOI increased approximately $4.4 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily as a result of:

•	$5.6 million increase in NOI due to an increase in rental revenues, primarily due to an increase in base rent of $4.3 million; which was partially offset by

•
$1.2 million decrease in NOI due to an increase in total operating expenses primarily related to $0.6 million increase in real estate taxes, $0.5 million increase in snow removal costs and $0.1 million increase in utilities.

West Segment

•	West Segment assets increased by approximately $47.1 million in 2018 due to the acquisitions of five properties partially offset by the disposition of four properties since December 31, 2017.

•	West Segment property NOI increased approximately $1.7 million for the three months ended June 30, 2018 compared to the same period in 2017, primarily as a result of:

•
$2.9 million increase in NOI due to an increase in rental revenues, primarily due to an increase in base rent of $1.8 million and a $1.2 million increase in tenant recovery income; which was partially offset by

•	$1.2 million decrease in NOI primarily due to a $1.3 million increase in property taxes.

•	West Segment property NOI increased approximately $3.1 million for the three months ended June 30, 2018 compared to the same period in 2017, primarily as a result of:

•	$4.5 million increase in NOI due to an increase in rental revenues, primarily due to an increase in base rent of $4.1 million; which was partially offset by

•	$1.4 million decrease in NOI due to an increase in total operating expenses primarily related to a $1.6 million increase in property taxes.

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
Cash Flows
“Cash, cash equivalents and restricted cash” were $36.2 million and $56.0 million as of June 30, 2018 and December 31, 2017, respectively.
Net cash provided by operating activities decreased $20.3 million to $119.2 million during the six months ended June 30, 2018 compared to $139.5 million during the same period in 2017. This change was primarily due to a decrease in distributions received from unconsolidated joint ventures and an decrease in pre-paid property taxes and other expenses due to timing partially offset by an increase in property NOI.
Net cash used in investing activities increased $6.4 million to $97.9 million during the six months ended June 30, 2018 compared to $91.5 million of cash used in investing activities during the same period in 2017 primarily due to the following activities:

•	$55.3 million increase in cash outflows related to capital expenditures and development activities, as reflected in the table below;

•	$42.6 million increase in cash outflows related to acquisitions;

•	$2.8 million decrease in cash inflows from return of investments from unconsolidated joint ventures; and

•	$0.3 million decrease in cash inflows from proceeds received from casualties; partially offset by

•
$80.8 million increase in cash inflows from dispositions due to the sale of 16 properties in our Atlanta, Charlotte, Chicago, Cincinnati, Memphis, Northern California, Phoenix and Southern California markets during the six months ended June 30, 2018 compared to three dispositions during the six months ended June 30, 2017;

•
$11.3 million decrease in cash outflows related to investments in unconsolidated joint ventures due to contributions of $11.9 million in 2017 to the SCLA unconsolidated joint venture compared to contributions of $0.6 million in 2018; and

•	$2.5 million decrease in cash outflows related to other investing activities primarily due to reduced cash outlays for earnest money deposits in 2018 compared to 2017.

We pursue the acquisition of buildings and land and consider selective development of new buildings in markets where we perceive that demand and market rental rates will provide attractive financial returns. The amount of cash used related to acquisitions and development and redevelopment investments will vary from period to period based on a number of factors, including, among others, current and anticipated future market conditions impacting the desirability of investments, leasing results with respect to our existing development and redevelopment projects and our ability to locate attractive opportunities. Not included in our Consolidated Financial Statements are our estimated construction costs to complete development and redevelopment projects of approximately $210.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Transactions and Activities for the Six Months Ended June 30, 2018 – Development Activities” for further details regarding total projected investment of our current development activities as well as cumulative costs incurred as of June 30, 2018. Our total capital expenditures were comprised of the following (in thousands):

	For the Six Months Ended June 30,
	2018	2017	$ Change
Development	$124,314	$78,692	$45,622
Redevelopment	699	4,154	(3,455)
Due diligence	3,477	1,563	1,914
Casualty expenditures	1,006	56	950
Building and land improvements	9,430	6,110	3,320
Tenant improvements and leasing costs	13,769	16,690	(2,921)
Total capital expenditures and development activities	152,695	107,265	45,430
Change in accruals and other adjustments	132	(9,733)	9,865
Total cash paid for capital expenditures and development activities	$152,827	$97,532	$55,295
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

	For the Six Months Ended June 30,
	2018	2017	$ Change
Development activities	$2,351	$2,539	$(188)
Leasing activities	1,570	1,427	143
Operating building activities	1,513	1,465	48
Acquisition activities	158	217	(59)
Total capitalized indirect costs	$5,592	$5,648	$(56)
In addition, we capitalize interest costs incurred associated with development and construction activities. During the six months ended June 30, 2018 and 2017, total interest capitalized was $8.8 million and $5.8 million, respectively.
Net cash used in financing activities increased $0.8 million to $10.8 million net cash used in financing activities during the six months ended June 30, 2018 compared to $10.0 million net cash used in financing activities during the same period in 2017 primarily due to the following activities:

•
$48.7 million net decrease in cash inflows due to the issuance of 0.2 million shares of common stock at a weighted average price of $57.36 per share in 2018 under our continuous equity offering program compared to the issuance of 1.2 million shares of common stock at a weighted average price of $51.47 per share in 2017; and

•	$17.4 million net decrease in cash inflows related to borrowings and offsetting repayments of our senior unsecured notes due to the following:

•	$51.9 million cash inflows resulting from the issuance of our 4.50% senior notes due in 2023 in March 2017 compared to no borrowings for the six months ended June 30, 2018; partially offset by

•
$34.5 million decrease in cash outflows due to a scheduled repayment of $41.5 million on our 2018 fixed rate notes for the six months ended June 30, 2018 compared to $76.0 million of principal payments in 2017;

•
$9.5 million increase in cash outflows due to distributions paid to common stockholders and unitholders as a result of an increase in our dividend rate per share and an increase in our common stock outstanding; partially offset by

•	$41.5 million net increase in cash inflows related to our mortgage notes due to the following:

•	$7.1 million of borrowings during 2018 compared to no borrowings during the same period in 2017; and

•	$3.4 million of repayments during 2018 compared to repayments of $37.8 million during 2017;

•
$32.0 million net increase in proceeds from our senior unsecured revolving credit facility in 2018 compared to 2017, as repayments of $55.0 million during 2018 was less than repayments of $131.0 million during 2017; offset by borrowings of $145.0 million during 2018 compared to borrowings of $189.0 million during 2017; and

•	$0.7 million decrease in cash outflows as a result of shares withheld via net settlement of stock-based awards to satisfy tax obligations; and

•	$0.6 million net increase from other financing activities, which was primarily driven by additional noncontrolling interest contributions in 2018 compared to the same period in 2017.
Common Stock
As of June 30, 2018, approximately 94.1 million shares of common stock were issued and outstanding.
On September 10, 2015, we registered a continuous equity offering program whereby the Company may issue 5.0 million shares of common stock, at a par value of $0.01 per share, from time-to-time through September 10, 2018 in “at-the-market” offerings or certain other transactions. During the six months ended June 30, 2018, we issued approximately 0.2 million shares of common stock through the continuous equity offering program, at a weighted average price of $57.36 per share for proceeds of approximately $10.8 million, net of offering costs. We used the proceeds for general corporate purposes, including funding developments and redevelopments. As of June 30, 2018, approximately 0.5 million shares of common stock remain available to be issued under the current offering.
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
During the six months ended June 30, 2018, approximately 0.1 million OP Units were redeemed in exchange for shares of DCT common stock and approximately $0.9 million in cash. During the six months ended June 30, 2017, approximately 0.2 million OP Units were redeemed for approximately $2.3 million in cash and approximately 0.1 million shares of DCT common stock. The OP Unit redemptions exclude LTIP Unit redemptions, see “Notes to the Consolidated Financial Statements, Note 8 – Stockholders’ Equity of DCT and Partners’ Capital of the Operating Partnership” for a summary of LTIP Unit redemptions.
As of June 30, 2018, and December 31, 2017, there were approximately 3.2 million outstanding OP Units in each corresponding period held by entities other than DCT and redeemable, with an aggregate redemption value of approximately $213.3 million and $191.0 million based on the $66.73 and $58.78 per share closing price of DCT’s common stock on June 30, 2018, and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, included in OP Units were approximately 0.8 million vested LTIP Units issued under our Long-Term Incentive Plan, as amended.

Distributions
During the three and six months ended June 30, 2018, our board of directors declared distributions to stockholders and unitholders totaling approximately $35.0 million and $70.1 million, respectively. During the same periods in 2017, our board of directors declared distributions to stockholders and unitholders totaling approximately $30.0 million and $59.8 million, respectively. Existing cash balances, cash provided from operations, borrowings under our senior unsecured revolving credit facility and dispositions were used to pay distributions during 2018 and 2017.
The payment of quarterly distributions is determined by our board of directors and may be adjusted at its discretion at any time.
Outstanding Indebtedness
As of June 30, 2018, our outstanding indebtedness of approximately $1.8 billion consisted of senior unsecured notes, bank unsecured credit facilities and mortgage notes, excluding approximately $51.5 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures. As of December 31, 2017, our outstanding indebtedness of approximately $1.7 billion consisted of senior unsecured notes, bank unsecured credit facilities and mortgage notes, excluding approximately $51.9 million representing our proportionate share of non-recourse debt associated with unconsolidated joint ventures.
As of June 30, 2018, the gross book value of our consolidated properties was approximately $4.8 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. As of December 31, 2017, the gross book value of our consolidated properties was approximately $4.7 billion and the gross book value of all properties securing our mortgage debt was approximately $0.5 billion. Our debt has various covenants with which we were in compliance as of June 30, 2018 and December 31, 2017.
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
Line of Credit
As of June 30, 2018, we had $324.0 million outstanding and $74.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million. As of December 31, 2017, we had $234.0 million outstanding and $164.1 million available under our $400.0 million senior unsecured revolving credit facility, net of two letters of credit totaling $1.9 million.
The senior unsecured revolving credit facility agreement contains various covenants with which we were in compliance as of June 30, 2018 and December 31, 2017.
Debt Maturities
The following table presents the scheduled maturities of our debt and regularly scheduled principal amortization, excluding unamortized premiums and deferred loan costs, as of June 30, 2018 (in thousands):

Year	Senior Unsecured Notes	Mortgage Notes	Bank Unsecured Credit Facilities		Total
2018	$40,000	$3,335	$—		$43,335
2019	46,000	51,344	324,000		421,344
2020	50,000	79,041	125,000	(1)	254,041
2021	92,500	18,436	—		110,936
2022	130,000	3,116	200,000	(1)	333,116
Thereafter	610,000	7,556	—		617,556
Total	$968,500	$162,828	$649,000		$1,780,328

(1)	The term loan facilities are presented in “Senior unsecured notes” in our Consolidated Balance Sheets.

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
Contractual Obligations

The Company's fixed, noncancelable obligations as of December 31, 2017, did not materially change compared to those outstanding as of June 30, 2018, except for the changes to bank unsecured credit facilities as shown above.
Off-Balance Sheet Arrangements
As of June 30, 2018 and 2017, respectively, we had no off-balance sheet arrangements, other than those disclosed under contractual obligations in our 2017 Form 10-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than items discussed herein.
As of June 30, 2018, our proportionate share of the total construction loans of our unconsolidated development joint ventures was $51.5 million, which are scheduled to mature in October 2019, May 2024, and July 2024. Our proportionate share of the total construction loans, including undrawn amounts, of our unconsolidated development joint ventures includes 50.0% of the construction loans associated with the SCLA joint venture which are non-recourse to the venture partners.
Indebtedness and Other Off-Balance Sheet Arrangements
There are no lines of credit or side agreements related to, or between, our unconsolidated joint ventures and us, and there are no other derivative financial instruments between our unconsolidated joint ventures and us. In addition, we believe we have no material exposure to financial guarantees, except as discussed above.
We may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise. As of June 30, 2018, our proportionate share of non-recourse debt associated with unconsolidated joint ventures is $51.5 million. The maturities of our proportionate share of the non-recourse debt are summarized in the table below (in thousands):

Year	DCT’s Proportionate Share of Secured Non-Recourse Debt in Unconsolidated Joint Ventures
2018	$—
2019	30,043
2020	—
2021	—
2022	—
Thereafter	21,469
Total	$51,512

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
We also present FFO, as adjusted, which excludes hedge ineffectiveness, certain severance costs, acquisition costs, Prologis, Inc. merger transaction costs, debt modification costs and impairment losses on properties which are not depreciable. We believe that FFO, as adjusted, excluding hedge ineffectiveness, certain severance costs, acquisition costs, Prologis, Inc. merger transaction costs, debt modification costs and impairment losses on non-depreciable real estate is useful supplemental information regarding our operating performance as it provides a more meaningful and consistent comparison of our operating performance and allows investors to more easily compare our operating results.
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

The following table presents the calculation of our FFO reconciled from “Net income attributable to common stockholders” (unaudited, amounts in thousands, except per share and unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of net income attributable to common stockholders and unitholders to FFO:
Net income attributable to common stockholders	$24,116	$41,634	$72,939	$56,593
Adjustments:
Real estate related depreciation and amortization	41,896	41,447	83,128	83,052
Equity in earnings of unconsolidated joint ventures, net	(1,089)	(2,737)	(2,166)	(4,253)
Equity in FFO of unconsolidated joint ventures(1)	2,718	3,394	5,469	6,632
Gain on dispositions of real estate interests	(11,784)	(28,076)	(43,974)	(28,102)
Loss on dispositions of non-depreciable real estate	—	—	(3)	—
Noncontrolling interest in the above adjustments	(1,237)	(664)	(1,780)	(2,499)
FFO attributable to unitholders	1,860	2,095	3,951	4,349
FFO attributable to common stockholders and unitholders – basic and diluted	56,480	57,093	117,564	115,772
Adjustments:
Impairment loss on land	—	938	371	938
Acquisition costs	—	—	—	13
Hedge ineffectiveness (non-cash)	—	(24)	—	6
Merger transaction costs(2)	5,462	—	5,462	—
FFO, as adjusted, attributable to common stockholders and unitholders – basic and diluted	$61,942	$58,007	$123,397	$116,729

FFO per common share and unit – basic	$0.58	$0.59	$1.20	$1.20
FFO per common share and unit – diluted	$0.58	$0.59	$1.20	$1.20

FFO, as adjusted, per common share and unit – basic	$0.63	$0.60	$1.26	$1.21
FFO, as adjusted, per common share and unit – diluted	$0.63	$0.60	$1.26	$1.21
FFO weighted average common shares and units outstanding:
Common shares for net earnings per share	94,101	92,307	93,956	92,030
Participating securities	530	520	520	494
Units	3,210	3,520	3,267	3,592
FFO weighted average common shares, participating securities and units outstanding – basic	97,841	96,347	97,743	96,116
Dilutive common stock equivalents	23	122	25	126
FFO weighted average common shares, participating securities and units outstanding – diluted	97,864	96,469	97,768	96,242

(1)	Equity in FFO of unconsolidated joint ventures is determined as our share of FFO from each unconsolidated joint venture.

(2)	Costs incurred directly related to the proposed merger with Prologis, Inc. See "Note 11 - The Proposed Merger with Prologis, Inc." for further detail.

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
During June 2013, certain of our consolidated ventures entered into two pay-fixed, receive-floating interest rate swaps to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates. The pay-fixed, receive-floating interest rate swaps have an effective date of June 2013 and a maturity date of June 2023. These interest rate swaps effectively fix the interest rate on the related debt instruments at 4.72%. As of June 30, 2018, and December 31, 2017, we had borrowings payable subject to these pay-fixed, receive-floating interest rate swaps with aggregate principal balances of approximately $6.4 million for both periods presented.
During December 2015, we entered into a pay-fixed, receive-floating interest rate swap to hedge the variability of future cash flows attributable to changes in the 1 month USD LIBOR rates on our $200.0 million unsecured term loan. The pay-fixed, receive-floating interest rate swap has an effective date of December 2015 and a maturity date of December 2022. The interest rate swap effectively fixes the interest rate on the related debt instrument at 2.81%, however, there is no floor on the variable interest rate of the swap whereas the current variable rate debt is subject to a 0.0% floor. While LIBOR rates in certain foreign countries have been or are currently negative, USD LIBOR rates in the U.S. have never been negative nor do we expect them to become negative in the future. In the event that USD LIBOR is negative, the Company will make payments to the hedge counterparty equal to the negative spread between USD LIBOR and zero. As of June 30, 2018 and December 31, 2017, the entire $200.0 million principal amount of the term loan was subject to this pay-fixed, receive-floating interest rate swap. See “Notes to Consolidated Financial Statements, Note 5 – Financial Instruments and Hedging Activities” for additional information.
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2018, we had approximately $456.1 million of variable rate debt outstanding indexed to LIBOR rates. If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the six months ended June 30, 2018 would have increased approximately $0.4 million based on our outstanding floating-rate debt as of June 30, 2018. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 100 basis points due to refinancing, interest expense would have increased by approximately $6.9 million during the six months ended June 30, 2018.
As of June 30, 2018, the estimated fair value of our debt was approximately $1.8 billion based on our estimate of the then-current market interest rates.

ITEM 4. CONTROLS AND PROCEDURES
DCT Industrial Trust Inc.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2018, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.
DCT Industrial Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Exchange Act, as of June 30, 2018, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2018 in providing reasonable assurance that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On July 2, 2018, DCT, the Operating Partnership, the DCT board of directors, Prologis, and PLDOP were sued in a putative class action lawsuit, the Rosenblatt Action, filed in the United States District Court for the District of Colorado, in connection with DCT's proposed merger with Prologis and the related Form S-4.  On July 10, 2018, DCT and the DCT board of directors were sued in another putative class action lawsuit, the Bushansky Action, also filed in the United States District Court for the District of Colorado, and also in connection with DCT's proposed merger with Prologis and the related Form S-4. On July 13, 2018, DCT, the Operating Partnership, the DCT board of directors, Prologis, and PLDOP were sued in another a putative class action lawsuit, the Aiken Action, filed in the United States District Court for the District of Maryland, in connection with DCT's proposed merger with Prologis and the related Form S-4. The complaints in the Rosenblatt, Bushansky and Aiken Actions each allege that DCT and the DCT board of directors violated federal securities laws by omitting from the Form S-4, and/or misrepresenting in the Form S-4, material information, rendering the Form S-4 materially deficient.  Plaintiffs in each of these Actions seek, among other things, (i) to enjoin the transaction (or rescind it to the extent it is completed), and (ii) attorneys' fees and costs in connection with these lawsuits. If additional similar complaints are filed, absent new or different allegations that are material, neither DCT nor Prologis will necessarily announce such additional filings.
Although the ultimate outcome of litigation cannot be predicted with certainty, DCT and Prologis believe that these lawsuits are without merit and intend to defend against these actions vigorously.
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

Upon the consummation of the Mergers, each outstanding share of our common stock will be converted automatically into the right to receive 1.02 shares of Prologis common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio of 1.02 was fixed in the Merger Agreement and, except for certain adjustments on account of changes in the capitalization of us or Prologis, will not be adjusted for changes in the market prices of either shares of our common stock or shares of Prologis common stock. Changes in the market price of shares of Prologis common stock prior to the Mergers will affect the market value of the merger consideration that our stockholders will be entitled to receive on the closing date of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of us and Prologis), including the following factors:

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

DCT stockholders will be diluted by the Mergers.

The Mergers will result in DCT stockholders having an ownership stake in the combined company that is smaller than their current stake in DCT. Upon completion of the Mergers, based on the number of shares of Prologis common stock and DCT common stock outstanding on June 29, 2018, we estimate that continuing Prologis stockholders will own approximately 85% of the issued and outstanding common stock of the combined company, and former DCT stockholders will own approximately 15% of the issued and outstanding common stock of the combined company. Consequently, DCT stockholders, as a general matter, will have less influence over the management and policies of the combined company after the effective time of the company merger than they currently exercise over the management and policies of DCT.

Completion of the Mergers is subject to many closing conditions and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the requirement that we pay certain termination fees.

The consummation of the Mergers is subject to certain conditions, including (a) the approval of the Company Merger by the holders of a majority of the shares of our outstanding common stock entitled to vote on such matter, (b) the shares of Prologis common stock to be issued in the Company Merger having been approved for listing on the New York Stock Exchange, (c) the absence of any temporary restraining order, injunction or other legal order, and no change in law being enacted, which would have the effect of making illegal or otherwise prohibiting or preventing the consummation of the Mergers, (d) the receipt of certain legal opinions by Prologis and DCT and (e) other customary conditions specified in the Merger Agreement.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or Prologis may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by December 31, 2018 (the “Outside Date”).

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, DCT may be required to pay Prologis a termination fee of $216 million and/or reimburse Prologis' transaction expenses up to an amount equal to $15 million. If the Mergers are not consummated, the price of our common stock might decline.
Failure to complete the Mergers could negatively impact our stock price, future business and financial results.

If the Mergers are not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•	being required, under certain circumstances, to pay to Prologis a termination fee of $216 million depending on the circumstances and/or reimburse Prologis's reasonable expenses up to $15 million;

•	having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers are not completed, these risks could materially affect our business, financial results and stock price.

The pendency of the Mergers could adversely affect our business and operations.

Prior to the effective time of the Mergers, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of us, regardless of whether the Mergers are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Mergers, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

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
The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, DCT may be required to pay to Prologis a termination fee of $216 million and/or reimburse Prologis’s transaction expenses up to an amount equal to $15 million.

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

If the Mergers are not consummated by December 31, 2018, either Prologis or DCT may terminate the Merger Agreement.
Either Prologis or DCT may terminate the Merger Agreement if the Mergers have not been consummated by December 31, 2018. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure to consummate the mergers.

Some of the directors and executive officers of DCT have interests in the Mergers that are different from, or in addition to, those of the other DCT stockholders.

Some of the directors and executive officers of DCT have arrangements that provide them with interests in the Mergers that are different from, or in addition to, those of the DCT stockholders, generally. These interests include, among other things, the continued service as a director or officer of the combined company or, in the alternative, a severance payment if terminated upon, or following, consummation of the Mergers. These interests, among other things, may influence or may have influenced the directors and executive officers of DCT to support or approve the Company Merger.

Risks Related to the Combined Company Following the Mergers

The combined company expects to incur substantial expenses related to the Mergers.

The combined company expects to incur substantial expenses in connection with completing the Mergers and integrating our operations and systems with those of Prologis. While Prologis has assumed that a certain level of expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the combined company’s expenses relating to the completion of the Mergers and the combined company's operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Mergers could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of our operations following the completion of the Mergers.

Following the Mergers, the combined company may be unable to integrate our business and Prologis’ business successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame.

The Mergers involve the combination of two companies that currently operate as independent public companies and the combination of their respective operating partnerships. The combined company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state of the art technology and systems. However, the combined company will be required to devote significant management attention and resources to integrating the operations of us and Prologis. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine the operations of us and Prologis in a manner that permits the combined company to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

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

In connection with the announcement of the Merger Agreement, several lawsuits have been filed, seeking, among other things, to enjoin the Mergers. An injunction or other adverse ruling being entered in this lawsuit may prevent the Mergers from being effective or from becoming effective within the expected timeframe.

On July 2, 2018, DCT, the Operating Partnership, the DCT board of directors, Prologis, and PLDOP were sued in a putative class action lawsuit, the Rosenblatt Action, filed in the United States District Court for the District of Colorado, in connection with DCT's proposed merger with Prologis and the related Form S-4.  On July 10, 2018, DCT and the DCT board of directors were sued in another putative class action lawsuit, the Bushansky Action, also filed in the United States District Court for the District of Colorado, and also in connection with DCT's proposed merger with Prologis and the related Form S-4. On July 13, 2018, DCT, the Operating Partnership, the DCT board of directors, Prologis, and PLDOP were sued in another a putative class action lawsuit, the Aiken Action, filed in the United States District Court for the District of Maryland, in connection with DCT's proposed merger with Prologis and the related Form S-4. The complaints in the Rosenblatt, Bushansky and Aiken Actions each allege that DCT and the DCT board of directors violated federal securities laws by omitting from the Form S-4, and/or misrepresenting in the Form S-4, material information, rendering the Form S-4 materially deficient.  Plaintiffs in each of these Actions seek, among other things, (i) to enjoin the transaction (or rescind it to the extent it is completed), and (ii) attorneys' fees and costs in connection with these lawsuits. If additional similar complaints are filed, absent new or different allegations that are material, neither DCT nor Prologis will necessarily announce such additional filings.

While DCT and Prologis management believe that the allegations in these complaints are without merit and intend to defend vigorously against these allegations, we cannot assure stockholders as to the outcome of these, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If any of the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may prevent the completion of the Mergers in the expected time frame, or may prevent the Mergers from being completed altogether. Whether or not any of the plaintiffs' claims are successful, this type of litigation is often expensive and diverts management's attention and resources, which could adversely affect the operation of the businesses of DCT and Prologis.

Counterparties to certain significant agreements with DCT may exercise contractual rights under such agreements in connection with the mergers.

DCT is a party to certain agreements that give the counterparty certain rights following a "change in control," including in some cases the right to terminate the agreement. Under some such agreements, the Mergers may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the Mergers. Any such counterparty may request modifications of their respective agreements as a condition to granting a waiver or consent under their agreement. The pursuit of such rights by the counterparties may result in the combined company suffering a loss of potential future revenue or incurring liabilities and may result in the loss of rights that are material to the combined company's business. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect the business or operations of the combined company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2018 - April 30, 2018	—	(1)	$—	N/A	N/A
May 1, 2018 - May 31, 2018	—	(1)	$—	N/A	N/A
June 1, 2018 - June 30, 2018	14		$65.34	N/A	N/A
Total	14		$65.34	N/A	N/A

(1)	Represents the common stock surrendered by employees to DCT to satisfy such employees' tax withholding obligations in connection with the vesting of restricted stock.

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

*10.2	Letter Agreement, dated April 29, 2018, by and between DCT Industrial Trust Inc., and Matthew T. Murphy (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 30, 2018)
*10.3	Letter Agreement, dated April 29, 2018, by and between DCT Industrial Trust Inc., and John G. Spiegleman (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 30, 2018)
+31.1	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Trust Inc.
+31.2	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Trust Inc.
+31.3	Rule 13a-14(a) Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
+31.4	Rule 13a-14(a) Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
++32.1	Section 1350 Certification of Principal Executive Officer of DCT Industrial Trust Inc.
++32.2	Section 1350 Certification of Principal Financial Officer of DCT Industrial Trust Inc.
++32.3	Section 1350 Certification of Principal Executive Officer of DCT Industrial Operating Partnership LP
++32.4	Section 1350 Certification of Principal Financial Officer of DCT Industrial Operating Partnership LP
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

DCT INDUSTRIAL TRUST INC.

Date: August 3, 2018	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: August 3, 2018	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 3, 2018	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCT INDUSTRIAL OPERATING PARTNERSHIP LP

By: DCT Industrial Trust Inc., its general partner

Date: August 3, 2018	By:	/s/ Philip L. Hawkins
Philip L. Hawkins
President and Chief Executive Officer

Date: August 3, 2018	By:	/s/ Matthew T. Murphy
Matthew T. Murphy
Chief Financial Officer and Treasurer

Date: August 3, 2018	By:	/s/ Mark E. Skomal
Mark E. Skomal
Chief Accounting Officer